Form 10-K
period 1993-12-31
HECLA MINING CO/DE/
filed 1994-03-18
CIK 719413

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1993

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from ---------------------- to ---------------------

Commission File No.              1-8491
                    ----------------------------------------------------------

                             HECLA MINING COMPANY
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                82-0126240
- -------------------------------------------     ------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     6500 Mineral Drive
     Coeur d'Alene, Idaho                                83814-8788
- -------------------------------------------     ------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         208-769-4100
                                                   ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
               Title of each class                   which each class is registered
- -------------------------------------------------    ------------------------------
Common Stock, par value 25 cents per share        )
 Preferred Share Purchase Rights                  )
 Liquid Yield Option Notes Due 2004               )  New York Stock Exchange
                                                     ------------------------------
 Series B Cumulative Convertible Preferred Stock,
  par value 25 cents per share                    )
- -------------------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

     Warrants to Purchase Shares of Common Stock, $.25 par value per share
     ---------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  XX .  No     .
                                          ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting Common Stock held by non-affiliates was $427,958,537 as of February 25, 1994. There were 34,582,508 shares of the Registrant's Common Stock outstanding as of February 25, 1994.

Documents incorporated by reference herein:

     To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1994 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1993 fiscal year. See Part III.

                                     PART I

Item 1.    Business1

     GENERAL

     Hecla Mining Company (the Company), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead and zinc, and certain industrial minerals. The Company owns or has interests in six precious and nonferrous metals properties and five industrial minerals businesses. In 1993, the Company's attributable gold and silver production was 60,715 ounces and 2,974,698 ounces, respectively. The Company also shipped approximately 888,000 tons of industrial minerals products during this period, including ball clay, kaolin, feldspar, landscape materials, and specialty aggregates.

     The Company's principal producing metals properties include the La Choya gold mine, located in Sonora, Mexico, which began operations in January 1994; the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America; the Republic gold mine, located in the state of Washington, historically one of the lowest-cost gold operations in North America; and the Greens Creek mine, located near Juneau, Alaska, a large polymetallic mine in which the Company owns 29.7% interest. In April 1993, operations at the Greens Creek mine were suspended by the manager of the mine in response to depressed metals prices.

     The Company's industrial minerals businesses consist of Kentucky-Tennessee Clay Company (Ball Clay and Kaolin Divisions), K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V., Colorado Aggregate Company of New Mexico, and Mountain West Bark Products, Inc. The Company's industrial minerals segment has positioned itself as a leading producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sanitaryware, pottery, dinnerware, electric insulators, and tile. At current production rates, the Company has over 20 years of proven and probable reserves of ball clay, kaolin and feldspar. During 1993, the industrial minerals businesses provided approximately $6.6 million of cash from operations which served to partially offset the impact of decreasing gold production from the Company's metals segment.

     On December 29, 1993, the Company, two wholly owned Canadian subsidiaries of the Company, and Equinox Resources Ltd. (Equinox), a mining, exploration and development company, incorporated under the laws of the Province of British Columbia and headquartered in Vancouver, Canada, executed an Acquisition Agreement providing for the Company's acquisition of Equinox. Pursuant to the Acquisition Agreement and related Plan of Arrangement, upon consummation of the transactions contemplated thereby,
     (i) Equinox common shareholders will receive 0.3 common share of the Company (Company common shares), for each outstanding Equinox common share, (ii) holders of Equinox's Series "A" production participating preferred shares will receive





- ------------------------

           1For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of
     Item 1, page 27.

     newly issued production notes of the Company with the same material terms and conditions, and (iii) outstanding Equinox options and warrants will become exercisable for Company common shares. In connection with the acquisition of Equinox, the Company expects to issue approximately 6.3 million Company common shares, including shares issuable upon exercise of outstanding options and warrants.

     The Board of Directors of the Company and Equinox have each approved the Acquisition Agreement. On February 25, 1994, the shareholders of Equinox also approved the Acquisition Agreement. However, the transactions contemplated by the Acquisition Agreement are subject to a number of conditions including, without limitation, approval by a Canadian court of the Plan of Arrangement.

     If consummated, the Company will acquire Equinox's primary producing property, the American Girl gold mine, located in Imperial County, California, which is operated by its joint venture partner MK Gold Company. In addition, the Company believes that Equinox's Rosebud gold property, located in Pershing County, Nevada, has significant exploration and development potential.

     The Company's strategy is to focus its efforts and resources on the development and construction of the Grouse Creek gold project and to expand its gold and silver reserves via a combination of acquisition and exploration efforts. During 1994, the Company's most important priority will be the timely development and construction of the Grouse Creek gold project which is expected to commence production during the fourth quarter of 1994. Additionally, the Company's exploration plan consists primarily of exploring for additional reserves and mineralization at or in the vicinity of the Republic and La Choya gold mines, the Lucky Friday and Greens Creek silver mines and the Grouse Creek gold project. At the same time, the Company will continue to evaluate acquisition and other exploration opportunities, primarily in North America, that will complement its existing operations.

     The Company's revenues and profitability are strongly influenced by the world prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

     Sales of metal concentrates and products are made principally to custom smelters and metal traders. The percentage of revenue contributed by each class of product is reflected in the following table:

                                                   Years
                                     --------------------------------
           Product                   1993        1992           1991
      -----------------              -----       -----          -----
      Gold                          25.5%         30.8%          43.8%
      Silver                         8.5          12.0           10.9
      Lead                           4.4           7.4            6.0
      Industrial minerals           54.6          42.5           34.5
      All others                     7.0           7.3            4.8

      Reference is made to Note 1 of Notes to Consolidated Financial Statements for information with respect to export sales.

      The principal executive offices of the Company are located at 6500 Mineral Drive, Coeur d'Alene, Idaho 83814-8788, telephone (208) 769-4100.

      METALS SEGMENT

      La Choya Gold Mine - Sonora, Mexico

      The La Choya gold mine is located 30 miles south of the U.S. border in the State of Sonora, Mexico, and is the Company's first operation outside the U.S. and Canada. In May 1992, the Company exercised its option to purchase the Mexican mineral concessions related to this property, which includes a land position of over 36,000 acres.

      The La Choya gold mine commenced operations in January 1994. The Company expects to produce approximately 63,000 ounces of gold in each of 1994, 1995 and 1996. Current proven and probable gold reserves at the La Choya gold mine are expected to be substantially depleted in 1996 or early 1997.

      An exploration drilling program is planned for 1994 to attempt to expand the gold reserves at the La Choya gold mine. The Company believes there is the potential to discover additional gold reserves within the mining concessions currently controlled by the Company. The drilling program will continue with the objective of expanding the current project and extending the life of the mine.

      As of December 31, 1993, the Company has expended approximately $18.8 million (excluding capitalized interest) on the purchase and development of the La Choya gold mine. Electrical power is provided by on-site diesel generators. The following table presents the proven and probable ore reserves for the La Choya gold mine for the periods indicated:

                      Year                   Total                       Gold                Gold
                     Ended                  Reserves                 Avg. Grade            Content
                     12/31                   (Tons)                   (oz/ton)             (ozs.)
                     -----                  --------                 ----------            -------
                     1993                  6,138,000                    0.037              225,500

                     1992                  4,283,277                    0.039              167,000


     At December 31, 1993, there were 87 employees at the La Choya gold mine. The National Union of Mine, Metallurgical and Related Workers of the Mexican Republic is the bargaining agent for the La Choya gold mine employees. The current labor agreement expires on September 7, 1994.

     Grouse Creek Gold Project - Idaho

     The Grouse Creek gold project is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mineral rights comprising the Grouse Creek gold project cover 21.4 square miles. The Grouse Creek gold project consists of 18 patented lode mining claims and two patented placer claims, 43 unpatented millsite claims, and 17 unpatented lode claims for which patent applications are pending. With respect to the 17 unpatented lode claims, the Company has received the first half of a Mineral Entry Final Certificate. Upon certification by a United States Federal Mineral Examiner and issuance of patents for these claims, all of the current proven and probable reserves at the Grouse Creek gold project will be located within patented mining claims. The remainder of the mineral rights in the Yankee Fork Mining District consist of 846 unpatented claims.

     The Company acquired these patented and unpatented mining claims as a result of its acquisition of CoCa Mines Inc. (CoCa) in 1991. During 1989 CoCa purchased the assets of Geodome Resources Limited and its limited partner interests in the Grouse Creek project. As partial consideration, CoCa issued 1,023,169 shares of Common Stock valued at $9.5 million and 472,427 warrants to purchase Common Stock valued at $0.2 million. In addition, CoCa issued promissory notes payable to purchase limited partner interests in the Grouse Creek property acquired from Geodome Resources Limited (See Note 7 of Notes to Consolidated Financial Statements).

     On February 8, 1994, the Company sold to Great Lakes Minerals, Inc. of Toronto (Great Lakes) a 20% undivided interest in the Company's Grouse Creek gold project. Proceeds received from the sale, totaling $13.3 million, represent the sales price of $6.8 million for 20% of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million, plus Great Lakes' pro-rata share of construction costs for Grouse Creek from July 1, 1993 through January 31, 1994. Pursuant to the acquisition and joint venture agreements, Great Lakes is required to fund its 20% pro-rata portion of remaining capital expenditures required to bring the Grouse Creek project to commercial production. In addition, these agreements provide that Great Lakes has the option, at any time prior to 12 months following the commencement of commercial production at the Grouse Creek gold project, to purchase up to an additional 10% undivided interest in the project and fund its increased share of capital expenditures.

     As of December 31, 1993, the Company and its predecessors had expended approximately $54.0 million (excluding capitalized interest) on the acquisition, exploration and development of the Grouse Creek project. Based on the current mine plan, the Company's share of additional capital costs for the project are expected to total approximately $50.0 million in 1994 and $3.4 million (primarily for equipment) during 1995. The Company currently estimates that production will commence during the fourth quarter 1994, with full production achieved in 1995. The Company estimates, that assuming timely commencement of production during the fourth quarter, its share of total production at the Grouse Creek gold project will be approximately 53,000 gold ounces in 1994 and 106,000 gold ounces in 1995.

     Two distinct mineral deposits have been identified at the Grouse Creek project: the Sunbeam deposit and the Grouse deposit, which includes the Grouse pit and the Grouse underground high-grade ore zone.

     As a result of drilling programs conducted in 1991 and 1992, the Company discovered the Underground Deposit, a high-grade gold ore zone beneath the proposed Upper Grouse Pit, approximately 500 feet below the existing surface. The Underground Deposit is open at depth and has good potential to contain additional high-grade ore.

     The Sunbeam deposit was defined by 721 reverse circulation test holes totaling 198,097 feet and 22 diamond core drill holes totaling 7,152 feet. Test-hole drilling has been completed on an approximate 75-foot grid over the Sunbeam deposit. The deposit is above the water table. The Upper Grouse Pit has been defined by 416 reverse circulation test holes totaling 175,508 feet and 22 diamond core drill holes totaling 8,488 feet. The higher sections of the deposit are drilled on an approximate 75- to 100-foot grid. Portions of the Upper Grouse Pit ore body are below the water table. The deeper high-grade gold ore zone in the Underground Deposit has been defined by a reverse circulation test-hole grid pattern on approximately 50-foot centers.

     The following table presents the Company's share of the proven and probable ore reserves for the Grouse Creek gold project for the periods indicated:

     Year          Total         Gold         Gold            Silver             Silver
      End         Reserves     Avg. Grade   Content          Avg. Grade          Content
    12/31          (Tons)     (oz./ton)     (ozs.)           (oz./ton)            (ozs.)
    -----        ----------   ----------    -------          ----------         ---------
     1993(1)     12,104,000     0.055        671,200            1.07             12,972,800
     ----

     1992        14,467,000     0.057        831,000            1.21             17,474,000
     ----

     1991        15,018,600     0.048        719,150             1.2             17,276,810
     ----

     -----------------------

              (1) 1993 proven and probable ore reserves reflect only the Company's share (80%) pursuant to the February 8, 1994, sale of a 20% interest in its Grouse Creek project to Great Lakes Minerals, Inc. of Toronto, Canada.

     Pursuant to the mine plan, the Sunbeam Deposit and the Underground Deposit are to be mined simultaneously beginning in the fourth quarter of 1994, followed by the Upper Grouse Pit. The mine plan for the Underground Deposit proposes a panel cut-and- fill method. The ore zone is approximately 30-feet thick and will be mined in panels 10-feet high and 20-feet wide. Cemented backfill will be used to obtain nearly 100% extraction of the underground reserve. Conventional underground mining equipment will be used for drilling, blasting, loading, and hauling. Both the Sunbeam Deposit and the Upper Grouse Pit will use conventional surface mining methods. Blasthole assays will be used to determine ore grade material. The material will be segregated and hauled by off-highway trucks to the mill. Waste material will be hauled to a waste storage area or will be used as construction material in the tailings dam. Both deposits will mine ore on 20-foot benches. The milling process involves a 6,000-ton-per-day gold recovery facility. The recovery process involves crushing and grinding of the ore and recovering approximately 50% of the gold in a gravity circuit. The remaining gold and silver is dissolved in a weak sodium cyanide solution and recovered with carbon adsorption and Merrill-Crowe precipitation. Overall recoveries are currently estimated at 94% gold and 41% silver for ore from the Sunbeam Deposit, 74% gold and 64% silver for ore from the Upper Grouse Pit and 95% gold and 85% silver from the Underground Deposit. A refinery on the property will produce dore that will be further processed by commercial refiners. The tailings from the cyanide process will be impounded in a 15.5 million ton capacity double-lined tailings pond. All permits for this facility have been approved.

     The Sunbeam Deposit will be mined at a rate of 7,700 tons of ore per day at a cut-off grade of 0.020 ounce per ton of gold equivalent and a stripping ratio of 3.2:1. The Upper Grouse Pit will be mined at approximately the same rate and will have a cut-off grade of 0.031 ounce per ton of gold equivalent and a stripping ratio of 5.1:1. Based upon the information developed to date, the Underground Deposit is expected to produce 183,000 tons of ore in each of 1994 and 1995 containing approximately 96,000 ounces of gold and over 400,000 ounces of silver.
     The Company is currently developing the Underground Deposit.

     Reclamation activities include the partial backfill and revegetation of the Sunbeam Deposit and the Grouse Deposit and covering, recontouring and revegetating the tailings surface and construction of a permanent spillway. The waste dump and haul roads will be recontoured and revegetated. Process facilities will be removed and foundations will be buried. Concurrent reclamation practices will be employed whenever possible. The reclamation plans have been approved by the appropriate state and federal agencies.

     The Company believes that there is excellent potential for extending and discovering additional gold reserves at the project including a continuation of the high-grade underground mineralization which remains unexplored under most of the deposits. To date, the Company has identified 15 exploration targets. Within the immediate area of the Upper Grouse Pit, the Company also believes that there could be additional high-grade zones accessible through the underground operations. An exploration program will be undertaken during 1994 to begin to evaluate the economic potential of areas below and adjacent to the Upper Grouse Pit.

     Lucky Friday Mine - Coeur d'Alene Mining District - Idaho

     The Lucky Friday, a deep underground silver and lead mine, located in northern Idaho and 100% owned by the Company, has been a producing mine for the Company since 1958. The mine operated continuously until low metals prices and rockburst activity forced the suspension of operations in April 1986. During the shutdown, the Company's engineers began converting portions of the mine to a mechanized underhand mining method designed to increase productivity and reduce rockburst activity. Production was resumed at the Lucky Friday mine in June 1987 and has continued uninterrupted since that time.

     The ore-bearing structure at the Lucky Friday mine is the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The ore body is located in the Revett Formation which is known to provide excellent host rocks for a number of ore bodies in the Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south, with an average width of six to seven feet. The principal ore minerals are galena and tetrahedrite, with minor amounts of sphalerite and chalcopyrite. It appears that the ore occurs as a single continuous ore body in and along the Lucky Friday Vein. The major part of the ore body has extended from the 1200-foot level to and below the 5660-foot level, which is currently being developed.

     The ore produced from the mine is processed in a 1,000-ton-per-day conventional flotation mill at a current rate of 700 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 1993 approximately 98% of the silver, 97% of the lead, and 86% of the zinc were recovered. The Company believes that adequate provision has been made for disposal of mine waste and mill tailings in a manner which complies with current federal and state environmental requirements.

     The Lucky Friday mine's mill facility and surface and underground equipment are in good working condition. The mill was originally constructed approximately 32 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis. Significant improvements to the mill include installation of coarse ore feeder bins in 1982, a new ball mill in 1984, installation in 1989 of a new zinc column cell to improve the purity of zinc concentrates, and in 1991, upgrading of tailings pumps. Improvements to the mine include construction of the Silver Shaft and installation of a new compressor plant during 1980 through 1983; installation of a new ventilation system during 1985; and, since 1986, construction of a new ore pass system servicing the Silver Shaft at the deepest levels of the mine. The net book value of the Lucky Friday mine property and its associated plant and equipment was $28.1 million as of December 31, 1993. Washington Water Power Company supplies electrical power to the Lucky Friday mine.

     The Lucky Friday silver-lead concentrate product is shipped primarily to the ASARCO smelter at East Helena, Montana. The silver contained in the concentrates is returned to the Company under a tolling arrangement. The Company then sells the tolled silver to major metal brokers. The pricing of the silver is based on worldwide bullion markets. The lead and gold contained in the concentrates are sold to ASARCO. The Lucky Friday zinc concentrates are shipped to Cominco's smelter in Trail, British Columbia, Canada, and are sold under an agreement with Cominco Ltd.

     In the event agreements with ASARCO and Cominco are terminated, the Company believes that new agreements could be negotiated with other smelters at terms that would not have a material effect upon the overall results of operations or financial condition of the Company.

     Based on the Company's experience in operating deep mines in the Coeur d'Alene Mining District, where the persistence of mineralization to greater depths may be reliably inferred from operating experience and geological data, the Company's policy is to develop new levels at a minimum rate consistent with the requirements for uninterrupted and efficient ore production. A new level is developed and brought into production only to replace diminishing ore reserves from levels being mined out.

     The length and strength of the ore body have not materially diminished on the lowest developed level of the mine. Based upon this factor, drilling data and extensive knowledge of the geologic character of the deposit, and many years of operating experience in the Lucky Friday mine and Coeur d'Alene Mining District, there are no geologic factors known at present which appear to prevent the continuation of the Lucky Friday ore body for a considerable distance below the lowermost working level. Although there can be no assurance of the extent and quality of the mineralization which may be developed at greater depths, the existing data and operating experience justify, in the opinion of the Company's management and based upon industry standards, the conclusion that the mineralization will extend well below the 6200-foot level, which is the existing bottom of the mine's Silver Shaft.

     The principal mining method, underhand cut and fill, was piloted in 1985 and 1986, and has since been fully implemented. This method utilizes mechanized equipment, a ramp system and cemented sand fill. The method has proven effective in reducing mining costs and limiting rockburst activity. Without this mining method, the mine would be unworkable in certain stopes because of the unstable nature of the rock. However, rockbursting continues to be a concern in the one-mile-deep mine.

     Information with respect to production, proven and probable mineral reserves, and average cost per ounce of silver produced for the past five years is set forth in the table below:

                                                                                          Years
                                                      -----------------------------------------------------------------------
Production (100%)                                       1993            1992           1991            1990           1989
- -------------------                                   ---------       ---------      ---------       ---------      ---------
Ore milled (tons)                                        179,579        175,170         152,150         147,671        138,720
Silver (ounces)                                        2,122,738      2,031,779       1,850,531       1,894,944      1,904,038
Gold (ounces)                                                972            965             928             916            944
Lead (tons)                                               19,795         21,336          18,857          17,333         16,094
Zinc (tons)                                                4,385          4,213           3,164           3,306          3,253
Copper (tons)                                                339            129             175              49            281

Proven and Probable
Mineral Reserves1
- ----------------

Total tons                                               414,315        446,105         440,060         527,830        458,800
Silver (oz. per ton)                                        14.4           14.3            13.6            14.5           16.1
Lead (percent)                                              14.3           13.4            12.8            13.4           14.4
Zinc (percent)                                               3.0            2.3             2.8             2.7            2.4

Average Cost per Ounce
of Silver Produced
- ----------------------

Cash Production Costs                                     $ 5.54         $ 4.12          $ 5.01         $ 4.54          $ 4.57
Full Production Cost                                      $ 6.77         $ 5.35          $ 6.20         $ 6.25          $ 6.35

- ------------------------------------

      1 Reserves lying above or between developed levels are classified as proven reserves. Reserves lying below the lowest developed level, projected to 100 feet below the lowest level or to one-half the exposed strike length, whichever is less, are classified as probable reserves. Mineralization known to exist from drill-hole intercepts does not meet the Company's current proven or probable reserve criteria and is excluded from these reserve categories.


     During 1991, the Company discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, about 5,000 feet northwest of the existing Lucky Friday workings. In an extensive exploration program in 1992, the Company undertook an underground evaluation of the Gold Hunter property mineralization. The program discovered mineralization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a feasibility study were completed during 1993. The Company's decision regarding development of the Gold Hunter property is pending. The Gold Hunter property is controlled by the Company under a long-term operating agreement, which entitles the Company, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. The Company will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties, which as of December 31, 1993, totaled approximately $7.9 million. If the Gold Hunter property is further developed, the Company currently estimates that $10-15 million of capital expenditures would be required.

     At December 31, 1993, there were 139 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 12, 1996, and will be continued for an additional three years if the Company develops the Gold Hunter property.

     Republic Mine - Republic, Washington

     The Company owns and operates the Republic mine located in the Republic Mining District near Republic, Washington, which consists of several associated deposits and properties, a mill and ancillary surface plants. The property is readily accessible year-round by all-weather roads. The mine produces gold-silver ore which is milled on the property. Products of the mill are a gold-silver flotation concentrate and a gold-silver dore.

     The Company's land position in the Republic area consists of approximately five square miles, where the Company is currently focusing exploration efforts in search of additional gold mineralization. If additional reserves are not discovered and developed, the Company expects that gold reserves at the Republic mine will be substantially depleted in early 1995 and mining operations will cease. As further described below, the Company has undertaken a significant exploration program to determine if there are additional reserves on the property.

     The mine is an underground operation using both conventional and smaller-scaled mechanized underground mining methods. Access is provided by shafts and a ramp decline. The ore from the mine is processed in a 325-ton-per-day flotation and cyanidation mill. Combined average recovery for 1993 in the two mill products (flotation concentrate and dore) amounted to 91% of the gold and 80% of the silver contained in the crude ore. The Company believes that adequate provision has been made for disposal of mine waste and mill tailings in a manner which complies with current federal and state environmental requirements.

     The Republic mine's mill facility and surface and underground equipment are in good working condition. The mill was constructed approximately 57 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis. Significant improvements include, during 1989 through 1992, expansion of mill capacity, enhanced metals recovery through installation of a counter-current decantation circuit, a closed ore crushing circuit, an enhanced metals concentrate leaching and electrowinning recovery circuit and a small refinery to further enhance the value of the mine's products prior to shipment. Improvements to the mine include a decline and development drift which the Company drove during 1990 to improve access to mineralized areas, as well as allowing direct underground access by rubber-tired vehicles and improving ventilation. The net book value of the Republic mine property and its associated plant and equipment is approximately $11.4 million as of December 31, 1993. Ferry County P.U.D. supplies electrical power to the Republic mine.

     The mineral-bearing structures in the Republic Mining District are dominantly quartz fillings in fissure veins. Less commonly, mineralization is hosted by volcanic and sedimentary wall rocks near the veins. Principal ore minerals are electrum, native gold and silver with a variety of sulfosalts and selenides. The mine has been developed on 13 levels from the surface to a vertical depth of 1,750 feet. Since 1984, the Golden Promise deposit of the mine has been developed on seven levels. Ongoing exploration and development of the Golden Promise deposit are complicated by post-ore faulting and by the occurrence of several styles of mineralization. Development drilling during 1993 located several ore-grade intercepts 250 feet below the lowest working level of the Golden Promise (See "Exploration" for additional discussion of the Golden Promise).

     Flotation concentrates produced from the Company's Republic mill are smelted by ASARCO Incorporated at East Helena, Montana. The silver contained in the concentrates is sold directly to ASARCO. The dore product is shipped to Johnson Matthey's refinery at Salt Lake City, Utah, for further refining. The gold contained in the concentrate and the gold and silver contained in the dore are then sold by the Company to metal brokers, primarily under short-term contracts. Pricing of silver and gold is based on worldwide bullion markets.

     If ASARCO or Johnson Matthey should be unable to receive or process the products, the Company believes that other purchasers or processors for the products could be found without causing a material effect upon the overall results of operations or financial condition of the Company.

     Information with respect to production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years is set forth in the table below:

                                                                             Years
                                           ---------------------------------------------------------------------
Production (100%)                           1993                1992         1991          1990           1989
- ------------------                         -------             -------      -------       -------        -------
Ore milled (tons)                          110,846            102,631         96,562        92,843        82,961
Gold (Au) (ounces)                          49,601             58,343         77,736        81,397        74,335
Silver (Ag) (ounces)                       276,688            299,957        311,445       326,346       301,432

Proven and Probable
Mineral Reserves(1)
- ----------------

Total tons                                 103,533            269,736        401,318       437,580       412,300
Gold (oz. per ton)                            0.43               0.52           0.53          0.65          0.81
Silver (oz. per ton)                           2.7                3.2            3.2           3.5           3.3

Average Cost per
Ounce of Gold Produced
- ----------------------

Cash Production Costs                     $ 207.43           $ 176.47       $ 143.40      $ 127.97      $ 121.02
Full Production Cost                      $ 261.73           $ 220.64       $ 176.44      $ 142.92      $ 130.32

- -------------------------------

     (1) Reserves represent diluted in-place grades and do not reflect losses in the recovery processes. Dilution was effected through application of 1.0 feet on either side of the vein for any sample thicker than 2.1 feet. For samples thinner than 2.1 feet, dilution was effected with whatever thickness was necessary to equal 4.0 feet. Diluent grades are zero ounces per ton for both gold and silver.


     In 1993 a negative ore reserve adjustment was made totaling approximately 39,000 ounces of gold and 235,000 ounces of silver. Most of the adjustment was necessary when development encountered erratic mineralization in an upper level ore zone which was previously estimated to be continuous reducing the tonnage available for mining by 33,765 tons. Other various adjustments attributable to the reduction totaled 867 tons.

     There were 116 people employed at the Republic mine at December 31, 1993. Employees at Republic are not represented by a bargaining agent.

     Cactus Mine - Mojave, California

     The Cactus mine consists of approximately 1,600 acres of leasehold lands, mining claims and millsites, located approximately 85 miles northeast of Los Angeles, California, in the Mojave Mining District. The property is readily accessible year-round by all-weather roads. The Company currently has a 63.75% effective interest in Cactus Gold Mines Company (Cactus) and manages Cactus' two open-pit heap leach mines, the Middle Buttes and Shumake. The Company, as manager of Cactus, receives a management fee equal to 2% of net revenues of Cactus as defined in the mining venture agreement and is reimbursed for costs incurred on behalf of Cactus.

     The Middle Buttes mine began production in August 1986. During 1991, operations were completed at the Middle Buttes mine, and the remaining recoverable gold was processed. Development of the Shumake mine was completed in November 1988, with commercial production beginning in December 1988. Mining operations at the Shumake mine were completed in February 1992. The Company's share of gold recovery from the heap is estimated to be 3,250 ounces in 1994, which is expected to be the final year of production. Reclamation efforts are ongoing.

     The book value of the Company's interest in the Cactus mine property and its associated plant and equipment was fully depreciated as of December 31, 1993. Southern CalEdison supplies electrical power to the Cactus mine.

     Cactus is owned 75% by Middle Buttes Partners Limited (MBPL) and 25% by Compass Mining Inc. MBPL is a limited partnership in which the Company is both the sole general partner (52.50%) and a limited partner (11.25%).
     The Company, as general partner of MBPL, receives 75% of the production from Cactus subject to payment of 11.25% of the net cash flows to the other limited partner of MBPL.

     The following table sets forth the information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years.


                                                                                              Years
                                                            ------------------------------------------------------------------------
     Production (75%)                                         19931           19921           1991           1990            1989
     -------------------                                    ---------       ---------       ---------      ---------       ---------
     Ore processed (tons)                                         - -         315,328       1,760,714      1,750,275       1,704,518
     Gold (ounces)                                              7,316          27,212          40,434         45,005          44,567
     Silver (ounces)                                           24,165         114,415         162,760        184,349         199,982

     Proven and Probable
     Mineral Reserves
     -------------------

     Total tons                                                   - -             - -         234,140      1,615,182       3,804,750
     Gold (oz. per ton)                                           - -             - -            0.04           0.03            0.06

     Average Cost per
     Ounce of Gold Produced
     ----------------------

     Cash Production Costs                                      $ 242           $ 213           $ 246          $ 226           $ 276
     Full Production Cost                                       $ 309           $ 337           $ 437          $ 366           $ 371

     -------------------------------

      (1) Mining operations were completed in February 1992. Gold recovery from the heap continued through 1993, but is expected to be completed in 1994.


      Current operations at Cactus include approximately 17 employees. The employees at Cactus are not represented by a bargaining agent.

      Granduc Mines Limited - British Columbia, Canada

      On January 24, 1994, the Company sold its entire investment in Granduc by selling 2,000,000 Granduc common shares to Conwest Exploration Company Limited and 815,330 Granduc common shares to Jascan Resources Inc., both of which are Toronto, Ontario, Canada based companies. The Company recognized a gain on the sale of approximately $1,327,000 in the first quarter of 1994.

      INDUSTRIAL MINERALS SEGMENT

      The Company's principal industrial minerals assets are its ball clay operations in Kentucky, Tennessee, and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; its lawn and garden products operations in southern Idaho and western Montana; and its specialty aggregate operations (primarily scoria) in southern Colorado and northern New Mexico. The Company conducts these operations through five wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company (K-T Clay), which operates its Ball Clay and Kaolin Divisions; (2) K-T Feldspar Corporation (K-T Feldspar), which operates the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V. (K-T Mexico), which operates the clay slurry plant business; (4) Mountain West Bark Products, Inc. (Mountain West), which operates a lawn and garden products business; and (5) Colorado Aggregate Company (CAC), which operates the Company's specialty aggregate business.

      K-T Clay Ball Clay Division

      K-T Clay is one of the nation's major suppliers of premium ball clay. Ball clay is of sedimentary origin and consists of several basic clay minerals along with a slight amount of organic content, a combination of materials that gives ball clay its unique character. The principal use of ball clay is in the ceramic and porcelain fields, which includes use for such items as pottery, dinnerware, tile, electrical insulators and sanitaryware. Ball clay is also used in refractories and abrasives and has applications in other specialty industries as well.

      Mining of ball clay is accomplished through strip mining methods. The mining activity requires definition drilling and the removal of overburden in order to expose the clay strata to be mined. Mining activity is selective based on clay grade and strata control. The clays are mined with loaders and backhoes, loaded into trucks and hauled to one of K-T Clay's plants for processing. Processing of ball clay consists of shredding and classification of clay by various grades, hammer or roller milling to reduce particle size, drying and packaging. The grades can be shipped in bulk or blended and bagged in order to meet a particular customer's requirements. A particular clay or blend of several clays can also be shipped to customers in slurry form in tanker trucks or rail cars.

      There are many grades of ball clay which K-T Clay mines, processes and blends to meet the specifications and requirements of its various customers. Different uses may require mixtures of ball clay having substantially different physical properties, and K-T Clay, through many years of experience and ongoing research performed in its laboratories, possesses the expertise that enables it to respond to changes in customer requirements with minimal advance notice. The marketing of ball clays is directed from K-T Clay's headquarters in Mayfield, Kentucky. K-T Clay's marketing personnel are trained in ceramic engineering or related technical fields, which also has enabled K-T Clay to respond to changes in its customer requirements.

      K-T Clay mines and processes different grades of ball clays in Kentucky, Tennessee and Mississippi. K-T Clay has identified or delineated deposits of ball clay on numerous properties. Such properties are either owned in fee simple or held under long-term lease. The royalties or other holding costs of leased properties are consistent with the industry, and the expiration of any particular lease would not affect K-T Clay's ability to operate at current levels of operations. K-T Clay has sufficient reserve positions to maintain current operations in excess of 20 years. K-T Clay is also continuously exploring for new deposits of ball clay, either to replace certain grades of clay that may become mined out or to locate new deposits that can be mined at lower cost.

      Minimum standards for strip mining reclamation have been established by various governmental agencies which affect K-T Clay's ball clay mining operations. The Tennessee Surface Mining Law and the Mississippi Geological Economics and Topographical Survey, Division of Mining and Reclamation, require K-T Clay to post a performance bond on acreage to be disturbed. The release of the bond is dependent on the successful grading, seeding and planting of spoil areas associated with current mining operations. In addition, the United States Environmental Protection Agency has issued guidelines and performance standards which K-T Clay must meet. K-T Clay may be required to obtain other licenses or permits from time to time, but it is not expected that any such requirements will have a material effect upon the Company's results of operations or financial condition.

      There were 166 people employed by K-T Clay at its ball clay operations as of December 31, 1993. Some of the hourly employees are represented by the United Steelworkers of America. The three-year labor agreement will expire on February 8, 1997.

      K-T Clay Kaolin Division

      K-T Clay acquired the kaolin operations and assets of Cyprus Minerals Company's clay division on February 17, 1989, including kaolin mines and plants at Deepstep and Sandersville, Georgia, and Aiken, South Carolina. Kaolin, or china clay, is a near white clay of sedimentary origin, and is consumed in a variety of end uses including ceramic whiteware, textile grade fiberglass, as rubber and paper filler, and in miscellaneous plastics, adhesives and pigment applications. Kaolin is a unique industrial mineral because of its wide range of chemical and physical properties. The Kaolin Division of K-T Clay mines, processes, and blends numerous grades of clay to meet the specifications and requirements of its customers.

      Markets for K-T Clay's kaolin products are similar to ball clay and adverse shifts in market demand could occur due to mineral substitution and decreased demand for end-use products, which could adversely impact the demand for kaolin. Kaolin currently competes with minerals such as calcium carbonate in many filler applications, but the substitution of other minerals for kaolin in ceramic and fiberglass applications is limited. The marketing of kaolin to the ceramics industry is carried out by K-T Clay's sales force. Marketing to other industries is done through sales and distribution agents.

      Mining of kaolin is done by open-pit methods. Ore bodies are identified and delineated by exploration drilling and overburden is removed by scrapers down to favorable clay strata. Select mining of clay is then accomplished by backhoe with over-the- road truck haulage to the processing and stockpiling facilities. K-T Clay operates kaolin mines in Georgia, serving its processing plants located at Sandersville and Deepstep, Georgia. K-T Clay also operates kaolin mines located in South Carolina, serving a processing plant located in Aiken, South Carolina.

      Processing of the clays is completed by the air-floating method where clay is shredded, dried, ground and separated by particle size at the Sandersville, Deepstep and Aiken locations. In addition, clay is also processed into a water slurry mixture at the Sandersville location.

      K-T Clay's Kaolin Division holds in excess of 20 years of reserves based on current sales and product mix. Reserves are held on fee simple and leased property and K-T Clay plans to continue a very active kaolin exploration and development program.

      The Kaolin Division operates its mines in Georgia and South Carolina under mine permits issued by the Environmental Protection Division, Department of Natural Resources of the State of Georgia, and the Land Resource Conservation Commission, Division of Mining and Reclamation of the State of South Carolina. All mines and processing plants have current permit status and are in good standing.

      There were 92 people employed by K-T Clay at its Kaolin Division as of December 31, 1993, with less than 25% of the labor force being represented by the Cement, Lime, Gypsum and Allied Workers, Division of International Brotherhood of Boilermakers. The current labor contract at the Sandersville, Georgia operation expires on March 1, 1995.

      Both the Ball Clay and Kaolin Divisions of K-T Clay's plants and equipment have been operational in excess of 25 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Clay property and its associated plant and equipment was $19.1 million as of December 31, 1993. K-T Clay utilizes power from several public utilities as well as local utility co-operatives located in the vicinity of K-T Clay's operating plants.

      K-T Feldspar Corporation

      The Company acquired the operations and assets of K-T Feldspar on December 13, 1990, including sodium feldspar mines and a processing plant located near Spruce Pine, North Carolina. Feldspars are a mineral group that are the major constituents of igneous rocks and important constituents of other major rock types. The feldspars are the most widespread mineral group and make up 60% of the earth's crust.
      Chemically the feldspars are aluminosilicates that contain potassium, sodium and calcium.

      K-T Feldspar mines, processes and blends sodium feldspar and feldspar-silica products. It also produces by-product mica concentrate and construction sand. K-T Feldspar products are primarily used in the ceramic whiteware, glass and paint industries.

      Markets for feldspar have fluctuated slightly over time as a result of mature market conditions. However, adverse shifts in market demand could occur due to mineral substitution and decreased demand for end-use products. Feldspar currently competes with nepheline syenite in some market segments and substitution between minerals is linked to economics, physical-chemical characteristics and supplier reliability. The marketing of feldspar to the ceramics and filler industries is carried out by K-T Clay's sales force and through sales and distribution agents.

      Feldspar ore is mined by open-pit methods using a 40-foot bench mining plan. Ore is drilled and blasted, loaded by hydraulic shovel or front-end loader into off-highway dump trucks and transported to the processing plant. K-T Feldspar operates several mine locations in the Spruce Pine, North Carolina area, all serving the centrally located processing plant. Processing of the feldspar ores consists of crushing, grinding, density separation, flotation, drying and high intensity magnetic separation.

      K-T Feldspar holds in excess of 20 years of reserves based on current sales, product mix and lease terms. Reserves are held on fee simple and leased properties.

      K-T Feldspar operates its mines and plant under permits issued by the North Carolina Department of Natural Resources and Community Development. All permits are in good standing.

      K-T Feldspar's plant and equipment have been operational in excess of 25 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Feldspar property and its associated plant and equipment was $5.8 million as of December 31, 1993. Carolina Power & Light Company, a regulated public utility, provides the electric power utilized for operations at K-T Feldspar.

      There were 44 employees employed by K-T Feldspar as of December 31, 1993; none of whom are represented by a bargaining agent.


      K-T Clay de Mexico, S.A. de C.V.

      In 1993, K-T Clay substantially completed construction of its clay slurry plant in Monterrey, Mexico, which now supplies clay slurry to the Mexican ceramics industry. Bulk semi-dry clay is shipped by rail from K-T Clay's domestic operations to the K-T Mexico slurry plant in Monterrey. The clay is blended to customer specifications and converted to a slurry form for final shipment to its customers.

      Approximately $5.8 million was expended in constructing the clay slurry plant. K-T Mexico utilizes electrical power from the local public utility. There were 14 people employed by K-T Mexico as of December 31, 1993, who are represented by a bargaining agent.

      Mountain West Bark Products, Inc.

      The Company acquired the operations and assets of Mountain West in December 1993 (See Note 2 of Notes to Consolidated Financial Statements). Mountain West's primary business is the purchasing, processing and marketing of certain waste products from lumber milling operations in the western intermountain region. These products are sold as organic soil amendments, organic landscape mulches and organic decorative ground cover for landscape purposes.

      The waste products are purchased by Mountain West and transported by truck for processing to plants at two locations: Rexburg, Idaho and Superior, Montana. The plants are located near the sources of supply to reduce trucking costs. The principal customers are lawn and garden retail yards, lawn and garden product distributors and discount retail chain stores. The processing plants are owned by Mountain West and the sources of waste bark supply are held under contracts.

      Most of the annual sales take place in the first six months of the year due to the seasonality of the market. The plants have operated in excess of 13 years at Rexburg and five years at Superior. The plants are maintained and upgraded continually and are in good working order.

      The net book value of the associated plant and equipment was approximately $4.6 million as of December 31, 1993. Utah Power and Light and Montana Power Company provide electrical power utilized by the operations at Rexburg and Superior, respectively.

      Mountain West employed 68 employees as of December 31, 1993; none of whom are represented by a bargaining agent.

      Colorado Aggregate Company

      CAC mines and sells volcanic rock (scoria) for use as briquettes in gas barbecue grills, as landscaping mulch and decorative ground cover, and as gravel bedding in aquariums. Volcanic scoria is a lightweight clinker-like material produced during gaseous volcanic eruptions that form cinder cones. These cones occur frequently in the geological environment but are unique by density, texture and color.

      The Company operates mines at Mesita, Colorado, and in northern New Mexico as well as processing plants at San Acacio and Antonito, Colorado. All mining is open pit with minimal requirements for the removal of overburden.

      The principal customers for scoria briquettes are manufacturers and retailers of gas barbecue grills. Landscapers, distributors of landscaping materials, lawn and garden retailers and discount chain stores are the principal customers for scoria landscape stone.

      The Mesita mine is owned by CAC. Due to the seasonal nature of CAC's business, it is usually anticipated that most of its annual sales and profits will be generated in the first two quarters of each calendar year. The Company has over 20 years of mineral reserves at the Mesita, Colorado, location and has developed in excess of 15 years of mineral reserves at the Red Hill mine in northern New Mexico which is under lease from the Bureau of Land Management.

      CAC's plants and equipment have been operational in excess of 20 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $4.0 million as of December 31, 1993. Public Service Company of Colorado and San Luis Valley Electric Co-operative provide the electric power utilized for operations at CAC.

      CAC employed 68 employees as of December 31, 1993; none of whom are represented by a bargaining agent.

      SPECIALTY METALS SEGMENT

      Apex Facility - Utah

      Acquired in 1989 from Musto Exploration Ltd., of Vancouver, British Columbia, the Apex facility is located in Washington County approximately 23 miles west of St. George, Utah, on the east flank of the Beaverdam Mountains at an elevation of 5,600 feet. The mine property consists of 24 patented mining claims and nine unpatented lode mining claims accessed by year-round all-weathered roads. Two of the unpatented lode mining claims are leased. The total surface area covered by the mine properties is approximately 700 acres.

      The Apex facility was constructed in 1984 by St. George Mining Corporation, a wholly owned subsidiary of Musto Exploration Ltd. The plant and equipment are in good working condition and are maintained on an ongoing basis. Improvements to the plant since the Company acquired it in 1989 include redesigning the plant flow sheet, increasing metals leaching capacity, the addition of copper and germanium solvent extraction circuits, adding copper electrowinning facilities, upgrading liners and leak detection systems in the tailings ponds, and constructing a tailings neutralization plant. The net book value of the Apex facility property and its associated plant and equipment was $3.0 million as of December 31, 1993. The Apex facility is provided electrical power by Utah Power and Light Company.

      The Company suspended mining operations and processing activities at the Apex mine in 1990 due to depressed germanium and gallium prices. Based on its periodic review of the status of various mining properties, the Company determined in the fourth quarter of 1992 that a write-down of approximately $13.5 million was necessary to properly reflect the estimated net realizable value of the Apex facility. There were 26 employees at the Apex facility at December 31, 1993; none of whom are represented by a bargaining agent.

      Although the Company's strategy has primarily focused on expanding its precious metal and industrial mineral operations, the Company continues to investigate specialty mineral opportunities for its modern processing facility located in southern Utah. During 1993, the Apex facility continued production of cobalt chemicals and process trials of metallurgical residues. The Company believes that it has achieved good project performance during 1993 and plans to continue to develop the Apex facility to produce cobalt chemicals and specialty metals assuming satisfactory economics can be achieved.

      PROPERTIES ON STANDBY

      General

      Various mining operations of the Company have been placed on a standby basis. Placing a mining property on a standby basis during periods of depressed metals prices, thereby preserving a depletable asset, is common in the mining industry. The most important of these properties are described below.

      Greens Creek Mine - Admiralty Island, Alaska

      At December 31, 1993, the Company held a 29.7% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint venture arrangement with Kennecott Greens Creek Mining Company, the manager of the mine, a wholly owned subsidiary of Kennecott Corporation, and CSX Alaska Mining Inc. Greens Creek is a polymetallic deposit containing silver, zinc, gold, and lead. Effective January 1, 1993, the Company increased its interest in the Greens Creek joint venture from 28.08% to 29.7% when the Company elected its right, under the joint venture agreement, to acquire its allocable portion of Exalas Resources Corporation's 5.54% joint venture interest offered to the other parties.

      Greens Creek lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims, and one patented millsite claim in addition to property leased from the U.S. Forest Service. The entire project is accessed and served by 13 miles of road and consists of an ore concentrating mill, tailings impoundment, a ship-loading facility and ferry dock.

      In February 1993, as a result of depressed metals prices, the decision was made by the manager to suspend operations at the Greens Creek mine. Commercial production ceased in April 1993, and the mine and mill were placed on a standby basis. Limited mine development activities have continued at the mine. All operating and environmental permits are being maintained in anticipation of a resumption of operations once economic conditions improve.

      During operations, ore from the Greens Creek mine, a trackless underground operation, is milled at a 1,320-ton-per-day mill at the mine site. The mill produces saleable lead, zinc and bulk lead/zinc concentrates. The three concentrate products were predominantly sold to a number of major European and Asian smelters. A lesser amount of the concentrates was sold to metal merchants under short-term agreements. The concentrates are shipped from a marine terminal located about nine miles from the mine site.

      The Greens Creek mill plant facility and surface and underground equipment are in good working condition. The mill was originally constructed about six years ago. The manager of the joint venture maintains the plant and equipment on an ongoing basis. Improvements to the mill during 1992 were directed to increasing mill processing rates and improving metals separation capability. Specific improvements included increasing flotation capacity by installing larger float cells and column cells and increasing grinding capacity by installing two vertical regrinding mills. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site. The net book value of the Company's interest in the Greens Creek mine property and its associated plant and equipment was $49.2 million as of December 31, 1993.

      The Greens Creek deposit consists of zinc, lead, and iron sulfides and copper-silver sulfides and sulfosalts with substantial contained gold and silver values, having a vein-like to blanket-like form of variable thickness. The ore is thought to have been laid down by an "exhalative" process (i.e., volcanic-related rifts or vents deposited base and precious metals onto an ocean floor). Subsequently, the blanket-like mineralization was severely folded by several generations of tectonic events.

      The estimated mineral reserves for the Greens Creek mine are calculated by Greens Creek Mining Company's engineering department with support from Kennecott Corporation's technical staff and are not independently confirmed by the Company. Information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of silver produced is set forth in the table below:

                                                                            Years
                            --------------------------------------------------------------------------------------------------------
Production                  19931(29.7%)         1992(28%)                 1991(28%)                 1990(28%)            19892(28%)
- -----------------           ------------         ---------                 ---------                 ---------            ----------
Ore milled (tons)                 33,638           123,526                   120,187                   107,445                74,108
Silver (ounces)                  551,107         1,959,368                 2,178,141                 2,144,389             1,446,365
Gold (ounces)                      2,826             9,094                    10,505                    10,705                 6,588
Zinc (tons)                        3,453            11,385                    11,906                    10,391                 5,559
Lead (tons)                        1,298             4,650                     4,863                     4,698                 2,685

Proven and Probable
Mineral Reserves
- -------------------

Total tons                     1,911,000         3,422,000                 3,876,000                 1,776,400               817,000
Silver (ounces per ton)             16.0              12.7                      13.3                      15.1                  21.4
Gold (ounces per ton)               0.14              0.13                      0.12                      0.13                  0.19
Zinc (percent)                      14.4              13.2                      12.8                      12.4                   8.4
Lead (percent)                       4.7               4.0                       4.0                       4.2                   3.4

Average Cost per
Ounce of Silver Produced
- ------------------------

Cash Production Costs             $ 5.11            $ 4.82                    $ 3.94                    $ 2.52                $ 4.32
Full Production Cost              $ 7.16            $ 6.54                    $ 5.43                    $ 4.69                $ 7.25

- -------------------------------

       1 Operations were suspended in April 1993 and placed on a standby basis.

       2   Production commenced in March 1989.


      Ore reserve criteria and estimation techniques used for year-end 1993 reserves differed substantially from those used in prior years. Among these changes were the adoption of block modeling techniques in place of the sectional methods for a major section of the mine, a reevaluation of cut-off criteria, and the development of refinements to in-situ net smelter return estimates involving projected smelting terms and distribution or recovery of metals in the three concentrate products and metal price changes. In addition, more rigorous criteria for reserve classification were applied to the probable reserves category. These changes and the deduction for production in 1993 resulted in a reduction in proven and probable mineral reserves from 3.4 million tons at December 31, 1992, to 1.9 million tons at December 31, 1993.

      In 1993, drilling in the southwest area of the mine encountered an additional mineralized zone containing higher than mine average gold and silver content. The Company's interest in this mineral-bearing material would amount to approximately 840,000 tons at 33.71 ounces of silver per ton, 0.27 ounce of gold per ton, 13.36% zinc, and 5.84% lead. Sufficient drilling in the southwest area has not yet been completed to classify the mineralized zone as proven and probable mineral reserves. Drilling is expected to continue in 1994 to define the nature and extent of this resource.

      In January 1994, the manager of the Greens Creek mine initiated a feasibility study to determine the advisability of placing the mine, including the mineral-bearing material of the southwest area, back into production. The feasibility study is expected to be completed during the fourth quarter of 1994 or the first quarter of 1995.

      At December 31, 1993 there were 26 employees at the Greens Creek Joint Venture. The employees at the Greens Creek Joint Venture are not represented by a bargaining agent.

      Yellow Pine - Idaho

      The Yellow Pine gold mine is located in Valley County, Idaho, about 50 miles east of McCall in central Idaho, and is accessed by secondary roads and air. The property consists of 26 patented claims which are held by the Company under lease from the Bradley Mining Company of San Francisco, California, and 57 unpatented claims. The lease provides for production royalties equal to 6% of net smelter returns plus 10% of cumulative cash flow, and also provides for a minimum royalty payment of $3,500 per month reduced by current production royalties. Production from the oxide mineralization ceased in 1992; the operation has been undergoing reclamation since that time. Mineralized sulfide material, estimated at between 15 and 20 million tons containing approximately 0.09 ounce of gold per ton, is also located on the property. The Company continues to evaluate the economic feasibility of developing this extensive gold-bearing deposit.

      Hog Heaven - Montana

      The Company controls all of the mineral rights and necessary surface rights to approximately 6,720 acres known as Hog Heaven, located 25 miles south of Kalispell in northwestern Montana. The property has mineralized material totaling approximately 3,886,000 tons containing 0.019 ounce of gold per ton and 6.16 ounces of silver per ton. At present metals prices, the Company believes it is uneconomical to bring the property into production.

      The Company owns fee simple mineral interests on 6.5 of the 10.5 sections it controls. Approximately 95% of the project's presently known mineralization is believed to be contained on those 6.5 sections. The Company leases the remaining 4 sections which are subject to a 5% royalty rate. Three of these sections are also subject to annual advance royalty payments of $12,500 for 1991 through 2007 and the remaining section is subject to annual rentals of $1,920 per year for 1993-1996.

      The property is subject to two noninterest-bearing production payments. The obligation to Canadian Superior Mining Company (U.S.) (Superior) of $2,650,000 is payable out of 10% of Hog Heaven net profits after the return to the Company, with interest, of all funds invested by it subsequent to May 15, 1982. The second obligation of $1,315,000 payable to former partners of a predecessor partnership is also payable out of 10% of net profits of Hog Heaven and begins after payment in full to Superior.

      Based on its periodic review of the status of various mining properties, the Company determined in the fourth quarter of 1992 that a write-down of approximately $7.0 million was necessary to properly reflect the estimated net realizable value of the Hog Heaven property.

      Escalante Mine - Utah

      The Escalante mine is located in Iron County approximately 40 miles west of Cedar City in southwest Utah. The total surface area covered by the mine properties is presently about 800 acres. The Company ceased mining operations at the Escalante mine on December 30, 1988, and the milling of stockpiled ore was completed in August 1990. The currently known ore body at the Escalante mine has been mined out and exploration efforts to discover more ore have not been successful. The mill has been placed on care-and-maintenance status.

      Lisbon Valley Project - Utah

      The Company leases a block of property comprising approximately 1,100 acres of private, state and county lands in the Lisbon Valley district about 30 miles south of Moab in San Juan County, Utah. In 1976, the Company entered into a joint venture with Union Carbide Corporation (now succeeded in interest by Umetco Minerals Corporation, a wholly owned subsidiary of Union Carbide) whereby Union Carbide became the operator of the property. The joint venture agreement provides for equal sharing of all costs and production. A second agreement provides for the milling of the Company's share of production at Union Carbide's mill. In December 1982, the property was placed on a maintenance and standby basis because of the depressed markets for uranium and vanadium. It is fully developed and ready for production mining. However, at current metals prices, the Company believes it is uneconomical to place the property into production.

      Based on its periodic review of the status of various mining properties, the Company determined in the fourth quarter of 1992 that a write-down of approximately $3.5 million was necessary to properly reflect the estimated net realizable value of the Lisbon Valley Project.

      OTHER INTERESTS

      Uranium Royalties

      The Company receives minimum royalties from certain of its uranium properties located in the Ambrosia District near Grants, New Mexico, leased by the Company to Rio Algom Corporation, successor to Kerr-McGee Corporation. The leases covering the properties continue in effect so long as these royalties are paid, but terminate if defined mining operations are not conducted on such properties during a continuous period of 36 months. Although uranium mining operations have been suspended on the properties, Rio Algom continues to recover uranium from the underground leach solutions from which the Company will continue to receive royalties.

      The Company also holds a 2% royalty interest from uranium ores mined from certain other properties in the Ambrosia Lake District, which are owned by others.

      The Company does not have current independent or verified mineral reserve estimates for any of such properties. In addition, in view of the severely depressed market price for uranium which now exists, uranium royalties are immaterial to the operating results of the Company.

      Uranium Mill Tailings

      The Company has been involved in a number of remediation issues related to uranium mill tailings located at properties in Colorado and New Mexico. The Company will reclaim a site located near Naturita, Colorado, where it processed uranium tailings under a uranium tailings processing license originally issued to the Company by the State of Colorado. The Company is currently working with the State of Colorado Department of Health to develop a reclamation plan for this site. During 1993, the Nuclear Regulatory Commission terminated the Company's license for a site in New Mexico (Johnny M) after successfully completing the required reclamation.

      Exploration

      The Company conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. The Company owns or controls patented and unpatented mining claims, fee land, mineral concessions, and state and private leases in ten states in the U.S. and two Mexican states. The Company's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, and (3) advanced-stage exploration acquisition opportunities. The Company is currently concentrating its exploration activities of existing operations at the Republic and La Choya gold mines and the Lucky Friday and Greens Creek silver mines. The Company is also continuing exploration activities at the Grouse Creek gold project. The Company remains active in other exploration areas and is seeking advanced-stage acquisition opportunities in the United States, Canada and Mexico.

      As part of its strategy to increase its development and expansion of currently producing gold properties, the Company continues to focus its efforts on the exploration (and development) of the Republic mine. With the completion of the underground decline into the Golden Promise area of the mine, the Company has secondary access to that area as well as a base for further exploration. The Company has already identified numerous gold targets through a surface and underground drilling program and is currently working to access these targets from the underground decline. For other activities at the mine see "Metals Segment - Republic Mine - Republic, Washington."

      In February 1992, the Company discovered several mineralized structures located about 5,000 feet northwest of the existing Lucky Friday mine workings in an area referred to as the Gold Hunter. An exploration and development program to determine the size, content and economic feasibility of mining the mineralization continued during 1992 and was completed in 1993. The Company's decision regarding development of the Gold Hunter is pending (See "Metals Segment - Lucky Friday Mine - Coeur d'Alene Mining District - Idaho" for additional discussion regarding the Gold Hunter).

      Assuming the consummation of the planned acquisition of Equinox in March 1994, the Company believes there are significant exploration and development opportunities at the Rosebud gold property located in Pershing County, Nevada. Additionally, the Equinox acquisition will also bring the American Girl gold mine, located in Imperial County, California, and a host of other exploration properties.

      Properties are continually being added to or dropped from this inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ending December 31, 1993, 1992 and 1991 were approximately $4.4 million, $7.7 million and $5.7 million, respectively.

      INDUSTRY SEGMENTS

      Financial information with respect to industry segments is set forth in
      Note 11 of Notes to the Consolidated Financial Statements.

      COMPETITION

      The Company is engaged in the mining and processing of gold, silver and other nonferrous metals and industrial minerals in the United States. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, gold, silver and industrial minerals. The Company also competes with other mining companies in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Silver and gold are worldwide commodities and, accordingly, the Company sells its production at world market prices. The table below reflects the volatility of silver and gold prices:

                                       Average Metal Prices
                --------------------------------------------------------------
                       Silver                                   Gold
     Year       (per oz.-Handy & Harman)                (per oz.-London Final)
     ----       ------------------------------          ----------------------
     1993               $ 4.30                                  $ 360
     1992               $ 3.94                                  $ 344
     1991               $ 4.04                                  $ 362
     1990               $ 4.82                                  $ 383
     1989               $ 5.50                                  $ 381


     The Company cannot compare sales from its ball clay mining operations with sales of other ball clay producers because the principal competitors are either family-owned or divisions of larger, diversified companies, but the Company believes that K-T Clay is the largest producer of ball clay in the United States. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989, the Company has also become an important producer in the United States of ceramic-grade kaolin. The principal competitors of the Company in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company, and Old Hickory Clay Company. The principal competitors of the Company in the kaolin industry, are Albion Kaolin Company, Evans Clay Company, JM Huber Corporation, English China Clay Company and Dry Branch Kaolin Company. The Company, with the acquisition of Indusmin Incorporated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of the Company in the feldspar industry are Feldspar Corporation and Unimin Corporation.

     The Company competes with other producers of scoria and with manufacturers of ceramic briquettes in the production and sale of briquettes. The Company has limited information as to the size of the barbecue briquette industry, but believes that it supplies a major portion of the scoria briquettes used in gas barbecue grills. Price and natural product characteristics, such as color, uniformity of size, lack of contained moisture and density, are important competitive considerations. The Company believes that it has a significant portion of the landscape scoria market east of the Continental Divide.

     Mountain West competes with other producers of lawn and garden and soil products, decorative bark products and landscape mulches. The principal competitors are either privately owned companies or divisions of larger diversified companies that operate in numerous regional markets. The Company has limited information about the sales of competing products in its overall markets but believes it supplies a significant portion of the market for its product in the intermountain region.

     With respect to the acquisition of mineral interests and exploration activities, which in terms of continuing growth and success may be the most important area of the Company's activities, the Company competes with numerous persons and with companies, many of which are substantially larger than the Company and have considerably greater resources.

     SAFETY AND ENVIRONMENTAL REGULATION

     The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977. It is the Company's policy to comply with the directives and regulations of MSHA. In addition, the Company takes such necessary actions as, in its judgment, are required to provide for the safety and health of its employees. MSHA directives have had no material adverse impact on the Company's results of operations or financial condition, and the Company believes that it is substantially in compliance with the regulations promulgated by MSHA.

     The Company's operations are also subject to regulation under various federal and state environmental laws and regulations. The most significant of these laws deal with mined land reclamation, waste water discharges and solid wastes from mines, mills, and further processing operations (see Note 8 of Notes to Consolidated Financial Statements).
     The Company does not believe that these laws and regulations have a material adverse effect on its results of operations or financial condition at this time. However, charges by smelters to which the Company sells its metallic concentrates and products have substantially increased over a period of years because of requirements that smelters meet revised environmental quality standards. Smelters are also subject to environmental protection laws and regulations. The Company has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity of the United States was significantly further reduced because of environmental requirements, it is possible that the Company's operations could be adversely affected.

     While the Company believes that it is in substantial compliance with current applicable environmental regulations, changes in federal and state regulatory policies may, at some future date, impose additional costs and operating requirements upon the Company. In addition, the future development of other Company holdings may require the acquisition of permits from various governmental agencies. Such future changes in federal and state regulatory policies on the Company's exploration and development activities could adversely affect the Company.

     EMPLOYEES

     As of December 31, 1993, the Company and its subsidiaries employed 919 people.

     GLOSSARY OF CERTAIN MINING TERMS

     BALL CLAY -- A fine-grained, plastic, white firing clay used principally for bonding in ceramic ware.

     CASH PRODUCTION COSTS -- Includes all direct and indirect operating cash costs incurred at each operating mine.

     CASH PRODUCTION COSTS PER OUNCE - Calculated based upon total cash production costs, as defined herein, net of by-product revenues earned from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

     DECLINE -- An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self- propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

     DEVELOPMENT -- Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

     DORE -- Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

     EXPLORATION -- Work involved in searching for ore, usually by drilling or driving a drift.

     FELDSPARS -- Aluminosilicates that contain potassium, sodium and calcium. Feldspar products are primarily used in the ceramic whiteware, glass and paint industries.

     FULL PRODUCTION COSTS -- Includes all cash production costs, as defined, plus depreciation, depletion and amortization relating to each operating mine.

     FULL PRODUCTION COSTS PER OUNCE - Calculated based upon total full production costs, as defined, divided by the total ounces of the primary metal produced.

     GRADE -- The average assay of a ton of ore, reflecting metal content.

     HEAP LEACHING -- A process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

     KAOLIN -- A fine, white clay used as a filler or extender in ceramics and refractories.

     MILL -- A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

     MINERAL-BEARING MATERIAL -- Material for which quantitative estimates are based on inferences from known mineralization, or on drill-hole samples too few in number to allow for classification as probable reserves.

     ORE -- Material that can be mined and processed at a positive cash flow.

     PATENTED MINING CLAIM -- A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

     PROVEN AND PROBABLE MINERAL RESERVES -- Reserves that reflect estimates of the quantities and grades of mineralized material at the Company's mines which the Company believes can be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for the Company's products. Mineral reserves are stated separately for each of the Company's mines based upon factors relevant to each mine. Proven and probable mineral reserves for the Greens Creek mine (in which the Company owns a 29.7% interest) are based on calculations of reserves provided to the Company by the operator of such property that have been reviewed but not independently confirmed by the Company. Greens Creek Mining Company's estimates of proven reserves and probable reserves at December 31, 1993 and 1992 are based on silver prices of $4.75 and $4.50 per ounce, gold prices of $350 and $340 per ounce, zinc prices of $0.57 and $0.60 per pound, and lead prices of $0.28 and $0.33 per pound, respectively.

     Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production. Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. The Company's estimates of proven reserves and probable reserves at December 31, 1993 and 1992 are based on gold prices of $375 and $350 per ounce, silver prices of $4.50 and $4.00 per ounce, lead prices of $0.23 and $0.30 per pound, and zinc prices of $0.44 and $0.55 per pound, respectively.

     PROBABLE RESERVES -- Resources for which tonnage and grade and/or quality are computed primarily from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

     PROVEN RESERVES -- Resources for which tonnage is computed from dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The computed tonnage and grade are judged to be accurate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20%.

     RESERVES -- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals.

     ROCKBURST -- Explosive rock failures caused by the pressure exerted by rock adjacent to mine openings far below the surface.

     SAND FILL -- The coarser fraction of concentrator tailings, which is conveyed as a slurry in underground pipes to support cavities left by extraction of ore.

     SHAFT -- A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

     STOPE -- An underground excavation from which ore has been extracted either above or below mine level.

     TROY OUNCE -- Unit of weight measurement used for all precious metals. The familiar 16-ounce avoirdupois pound equals 14.583 Troy Ounces.

     UNDERHAND MINING -- The primary mining method employed in the Lucky Friday mine utilizing mechanized equipment, a ramp system and cemented sand fill. The method has proven effective in reducing mining cost and rockburst activity.

     UNPATENTED MINING CLAIM -- A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

     VEIN -- A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

     WASTE -- Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

Item 2.     Properties

     The Company's principal mineral properties are described in Item 1 above. The Company also has interests in other mineral properties in the United States and Mexico. Although some of such properties are known to contain significant quantities of mineralization, they are not considered material to the Company's operations at the present time. Encouraging results from further exploration or increases in the market prices of certain metals could, in the future, make such properties considerably more important to the business of the Company taken as a whole.

     The general corporate office of the Company is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. The Company also owns and plans to subdivide and sell approximately 70 adjacent acres.

     The administrative offices of the Company's ball clay, kaolin and feldspar operations are located five miles southwest of Mayfield, Kentucky. Additionally, there are general offices and laboratory facilities at each operating location. The Company also owns approximately 1,600 acres of land principally for use in connection with milling and storage operations.

     The general offices of the scoria operations are located in Alamosa, Colorado. The Company owns a parcel of land of approximately 20 acres in the vicinity of Blanca, Colorado, on which are located building, storage and shipping facilities utilized in its scoria business, and a bagging plant for landscape scoria. An additional bagging facility, utilized for scoria briquettes, is located at San Acacio, Colorado.

     The general offices of Mountain West Bark Products, Inc. are located in Rexburg, Idaho. Processing facilities are located in both Rexburg, Idaho and Superior, Montana.

Item 3.   Legal Proceedings

     Reference is made to Note 8 of the Notes to Consolidated Financial Statements included in this report for information regarding legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     (a)  (i)    Shares of the Common Stock, par value $.25 per share of the
                 Company (the Common Stock), are traded on the New York Stock
                 Exchange, Inc., New York, New York.

         (ii) The price range of the Common Stock on the New York Stock Exchange for the past two years was as follows:

                                                            First         Second        Third         Fourth
                                                          Quarter        Quarter       Quarter       Quarter
                                                          -------        -------       -------       -------
                 1993 - High                               $ 10.38        $ 14.50      $ 15.25        $ 11.88
                      - Low                                   7.38           9.88         9.13           9.63

                 1992 - High                               $ 12.00        $ 10.75      $ 10.38        $  8.88
                      - Low                                  10.00           9.13         8.88           7.38


     (b) As of December 31, 1993, there were 13,549 holders of record of the Common Stock.

     (c) There were no Common Stock cash dividends paid in 1993 or 1992. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and the Company's cash requirements.

Item 6.     Selected Financial Data
            (dollars in thousands except for per-share amounts)


                                                                                    Years Ended December 31,
                                                            -----------------------------------------------------------------------
                                                              1993           1992            1991            1990           1989
                                                            ---------      ---------       ---------       ---------      ---------
Total revenue                                               $  84,812      $ 113,079       $ 119,787       $ 162,669      $ 122,216
                                                            =========      =========       =========       =========      =========

Income (loss) before cumulative effect of
  changes in accounting principles                          $ (11,735)     $ (49,186)      $ (15,430)      $   6,711      $ (20,449)
Cumulative effect of changes in accounting
  principles                                                      - -           (103)            - -             - -            - -
                                                            ---------      ---------       ---------       ---------      ---------

Net income (loss)                                             (11,735)       (49,289)        (15,430)          6,711        (20,449)
Preferred stock dividends                                      (4,070)           - -             - -             - -            - -
                                                            ---------      ---------       ---------       ---------      ---------
Net income (loss) applicable to
  common shareholders                                       $ (15,805)     $ (49,289)      $ (15,430)      $   6,711      $ (20,449)
                                                            =========      =========       =========       =========      =========

Income (loss) per common share before
  cumulative effect of changes in
  accounting principles and after
  preferred stock dividends                                 $   (0.48)     $   (1.59)      $   (0.51)      $    0.22      $   (0.68)
                                                            =========      =========       =========       =========      =========

Net income (loss) per common share                          $   (0.48)     $   (1.60)      $   (0.51)      $    0.22      $   (0.68)
                                                            =========      =========       =========       =========      =========

Total assets                                                $ 332,878      $ 222,443       $ 258,121       $ 270,085      $ 261,624
                                                            =========      =========       =========       =========      =========

Long-term debt - Notes and contracts
  payable1                                                  $  49,489      $  70,382       $  76,866       $  71,062      $  67,009
                                                            =========      =========       =========       =========      =========

Cash dividends per common share                             $     - -      $     - -       $     - -       $    0.05      $    0.05
                                                            =========      =========       =========       =========      =========

Cash dividends per preferred share                          $    1.77      $     - -       $     - -       $     - -      $     - -
                                                            =========      =========       =========       =========      =========

Common shares issued                                       34,644,734     31,651,192      30,308,680      30,118,729     30,093,642

Shareholders of record                                         13,549         14,859          17,127          18,032         18,863

Employees                                                         919            826             911             981            999

- ---------------------------------

        1    Includes $94,000, $181,000 and $260,000, for 1991, 1990 and 1989,
             respectively, of long-term debt which is recorded in other noncurrent liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations1

INTRODUCTION

The Company is primarily involved in the exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

The Company recorded net losses applicable to common shareholders for each of the past three years ended December 31, 1993, primarily as a result of: (1) a reduction in carrying values of certain mining properties, losses on investments and provisions for closed operations and environmental matters totaling $2.7 million in 1993, $42.7 million in 1992 and $3.6 million in 1991;
(2) depressed gold, silver, lead, and zinc prices; and (3) decreased gold production due to the depletion of oxide ore reserves at the Cactus and Yellow Pine mines and the decline in ore grade at the Republic mine.

The volatility of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist (See "Competition
- - Average Metal Prices"). The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the asset. Asset write-downs may occur if the Company determines that the carrying values attributed to project assets are not recoverable given reasonable expectations for future market conditions.

In 1994, the Company expects to produce approximately 106,000 ounces of gold, including 63,000 ounces from the La Choya gold mine, 38,000 ounces of gold from the Republic mine and an additional 5,000 ounces of gold from other sources. Assuming the timely commencement of production at the Grouse Creek gold project in the fourth quarter of 1994, the Company's planned 1994 total gold production could increase by up to 53,000 ounces to 159,000 ounces, based upon its 80% interest in the project. Assuming the consummation of the planned acquisition of Equinox Resources Limited (Equinox) in March 1994, the Company's planned 1994 gold production is expected to increase 25,000 ounces to 184,000 ounces, principally resulting from Equinox's interest in the American Girl mine (See
Note 2 of Notes to Consolidated Financial Statements). The Company's gold production increase in 1994 is based upon assuming a full year of production at the La Choya mine and the start-up of production at the Grouse Creek gold project in the fourth quarter of 1994, which offsets the expected decrease in gold production at the Republic mine. The Company's level of gold production for 1994 will depend, in part, upon the timely commencement of production at the Grouse Creek property.





- ------------------------

      1For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of
Item 1, page 27.

The Company's share of silver production for the year ended December 31, 1993, was 3.0 million ounces. Estimated silver production for 1994 is 2.7 million ounces. The decrease in estimated silver production in 1994 compared to 1993 is principally due to the suspension of operations at Greens Creek which commenced in April 1993.

During the year ended December 31, 1993, the Company shipped 888,000 tons of industrial minerals including ball clay, kaolin, feldspar, and specialty aggregates. The Company currently estimates that it will ship 945,000 tons of industrial minerals during 1994. Additionally, the Company expects to ship 591,000 cubic yards of landscape material in 1994 from its newly acquired subsidiary, Mountain West.

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's historical Consolidated Financial Statements set forth elsewhere herein.

Results of Operations

1993 vs 1992

A net loss of approximately $11.7 million, or $0.36 per common share, was incurred in 1993 compared to a net loss of $49.3 million, or $1.60 per common share, in 1992. After $4.1 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock (Series B Preferred Stock), the Company's net loss applicable to common shareholders for 1993 was $15.8 million, or $0.48 per common share. The 1993 loss was due to a variety of factors, the most significant of which are discussed below.

Sales of products decreased by $18.8 million, or 19%, in 1993 as compared to 1992, principally the result of (1) decreased gold production due to the winding down of operations at the Cactus mine, lower-grade ore being mined and processed at the Republic mine, and the completion of operations at the Yellow Pine mine during the third quarter of 1992; (2) decreased silver, lead, and zinc production due to suspension of operations at the Greens Creek mine in April 1993, and the sale of the Company's 25% interest in the Galena mine in May 1992; (3) decreases in the average prices of lead and zinc in 1993 compared to 1992; (4) decreased production of lead at the Lucky Friday mine resulting from lower lead contained in the ore processed; and (5) decreased sales of ball clay from Kentucky-Tennessee Clay Company; all of which were partially offset by (1) increased revenue from the Company's Apex facility; (2) increased sales of feldspar from K-T Feldspar Corporation, clay slurry products from the recently completed slurry plant in Monterrey, Mexico, landscape products from the newly acquired Mountain West, and specialty aggregate products from Colorado Aggregate Company; and (3) increases in the average prices of gold and silver in 1993 compared to 1992.

Cost of sales and other direct production costs decreased by $12.2 million, or 15%, in 1993 as compared to 1992, primarily a result of (1) decreased operating costs at the Greens Creek mine due to suspension of operations in April 1993;
(2) decreased operating costs at the Cactus mine due to the completion of mining operations in February 1992; (3) decreased operating costs resulting from the sale of the Company's 25% interest in the Galena mine in May 1992; (4) decreased operating costs at the Yellow Pine mine resulting from the completion of operations during the third quarter of 1992; and (5) decreased cost of production at the Republic mine; all of which were partially offset by (1) increased operating costs during 1993 at the Apex facility, K-T Feldspar Corporation, Kentucky-Tennessee Clay Company's Ball Clay Division, and Colorado Aggregate Company; and (2) operating costs in 1993 associated with the newly acquired Mountain West.

Depreciation, depletion and amortization expense decreased by approximately $3.2 million, or 24%, in 1993 as compared to 1992, primarily a result of (1) the suspension of operations at the Greens Creek mine in April 1993, as well as the completion of mining operations at the Cactus mine in February 1992 and the Yellow Pine mine during the third quarter of 1992, where depreciable assets were depreciated primarily on a unit-of-production basis, and (2) significant assets at Kentucky-Tennessee Clay Company's Ball Clay Division reaching the end of their depreciable lives. Both were partially offset by increased depreciation expense due to increased ore tons mined during 1993 at the Lucky Friday and Republic mines where significant depreciable assets are depreciated on a unit-of-production basis.

Other operating expenses decreased by $44.4 million, or 75%, in 1993 as compared to 1992, primarily the result of (1) the 1992 reduction in carrying value of mining properties totaling $27.9 million, nonrecurring in 1993, including (a) a $13.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Apex facility; (b) a $9.0 million write-down of the Consolidated Silver property in northern Idaho and the Hog Heaven property in northwest Montana due to depressed silver prices;
(c) a $3.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Lisbon Valley project in Utah; and (d) a $1.9 million write-down of the Creede and Hardscrabble gold and silver properties located in Colorado due to depressed precious metals prices; (2) the 1992 provision for closed operations and environmental matters totaling $12.7 million, nonrecurring in 1993, which consisted principally of an $8.5 million increase in the allowance for the Bunker Hill Superfund Site remediation costs and additional idle property reclamation and closure costs accruals of $3.3 million as further described in Note 8 of Notes to Consolidated Financial Statements; (3) decreased domestic exploration expenditures mainly at the Republic mine in 1993; (4) foreign exploration expenditures in Chile during 1992, nonrecurring in 1993; (5) reduced general and administrative costs in 1993 principally due to staff reductions and other cost-cutting measures at corporate headquarters; and (6) research expenditures incurred at the Apex facility during 1992, nonrecurring in 1993.

Other income (expense) netted to income of approximately $1.4 million in 1993 compared to income of $5.5 million in 1992. The decrease is primarily due to
(1) the sale of surface and timber rights on various nonoperating Company-owned properties in 1992 resulting in a gain of approximately $9.0 million, nonrecurring in 1993, and (2) the sale of the Company's 25% interest in the Galena Unit and adjacent properties in May 1992 resulting in a gain of approximately $1.2 million, nonrecurring in 1993. Both of these items were partially offset by (1) decreased interest expense in 1993 resulting from (a) the April 29, 1993, issuance of 2.2 million shares of the Company's Common Stock for 60,400 of its outstanding Liquid Yield Option Notes as described in
Note 7 of Notes to Consolidated Financial Statements, and (b) increased capitalized interest related to the Grouse Creek and La Choya projects; (2) the $2.1 million write-down in 1992 of the Company's Common Stock investment in Granduc Mines Limited to reflect the apparent other- than-temporary decline in market value of the investment, nonrecurring in 1993; and (3) increased interest income earned in 1993 on the investment of the proceeds from the Company's public offering of
2.3 million shares of Series B Preferred Stock as described in Note 10 of Notes to Consolidated Financial Statements.

Income taxes reflect a benefit of $0.9 million in 1993 compared to a $0.3 million benefit in 1992. The benefit in both periods reflects the carryback of 1993 and 1992 net operating losses to reduce income taxes previously provided.

Results of Operations

1992 vs 1991

The net loss for 1992 was $49.3 million, or $1.60 per share, compared to a net loss of $15.4 million, or $0.51 per share, for 1991.

Sales of products decreased by $16.9 million, or 14%, from 1991 to 1992, principally as a result of (1) decreased gold production at the Republic and Cactus mines due to lower-grade ore mined and processed, and the completion of operations at the Yellow Pine mine in August 1992; (2) decreases in the average prices of gold, silver, and lead in 1992 compared to 1991; (3) decreased silver production resulting from the 1992 sale of the Company's 25% interest in the Galena mine; and (4) decreased silver, zinc, lead and gold production at the Greens Creek mine due to lower-grade ore mined and processed; all of which were partially offset by (1) increased silver, lead and zinc production at the Lucky Friday mine; (2) increased sales of specialty aggregates from Colorado Aggregate Company during 1992; (3) increases in the average price of zinc; (4) increased sales of feldspar from K-T Feldspar Corporation during 1992; and (5) increased sales from the Kaolin Division of Kentucky-Tennessee Clay Company during 1992.

Cost of sales and other direct production costs decreased $1.6 million, or 2%, from 1991 to 1992 primarily due to (1) decreased operating costs resulting from the completion of operations at the Yellow Pine mine in August 1992; (2) decreased operating costs at the Cactus mine due to the completion of mining operations in February 1992; (3) decreased operating costs incurred resulting from the sale of the Company's 25% interest in the Galena mine; and (4) decreased operating costs at the Republic and Lucky Friday mines; all of which were partially offset by (1) increased operating costs at the Greens Creek mine and (2) increased operating costs at Colorado Aggregate Company, Kentucky-Tennessee Clay Company, and K-T Feldspar Corporation.

Depreciation, depletion and amortization decreased by approximately $7.7 million, or 36%, primarily as a result of the completion of mining operations at the Cactus mine in February 1992 where depreciation was based on ore tons mined, and to a lesser extent by (1) the completion of mining operations at the Yellow Pine mine in August 1992 and (2) the sale of the Company's 25% interest in the Galena mine; all of which were partially offset by increased ore tons mined at the Lucky Friday mine where significant depreciable assets are being depreciated based on ore tons mined.

Other operating expenses increased by $33.3 million, or 130%, due principally to (1) the reduction in carrying value of mining properties totaling $27.9 million including (a) a $13.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Apex facility, a hydrometallurgical processing plant near St. George, Utah; (b) a $9.0 million write-down of the Consolidated Silver property in northern Idaho and the Hog Heaven property in northwest Montana due to depressed silver prices; (c) a $3.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Lisbon Valley project in Utah, a joint venture project fully developed for uranium and vanadium production; and (d) a $1.9 million write-down of the Creede and Hardscrabble gold and silver properties located in Colorado due to depressed precious metals prices; (2) the provision for closed operations and environmental matters totaling $12.7 million which consisted principally of an $8.5 million 1992 increase in the allowance for the Bunker Hill Superfund Site remediation costs and additional idle property reclamation and closure costs accruals of $3.3 million, as further described in Note 8 of Notes to Consolidated Financial Statements; and (3) increased exploration expenditures at the Republic and Lucky Friday mines during 1992; all of which were partially offset by decreased general and administrative costs principally due to (1) 1991 expenses incurred in connection with the June 26, 1991, merger of CoCa, nonrecurring in 1992; (2) decreased other general and administrative costs resulting from closing the CoCa office; and (3) other general and administrative cost reduction efforts.

Other income (expense) changed from expense of $3.9 million in 1991 to income of $5.5 million in 1992, primarily a result of (1) the sale of surface and timber rights on various nonoperating Company-owned properties in 1992 resulting in a gain of approximately $9.0 million; (2) the 1992 sale of the Company's 25% interest in the Galena mine and adjacent properties located in northern Idaho, resulting in a gain of about $1.2 million; (3) the exchange of 1,120,125 shares of the Company's Common Stock for 30,900 of the Company's outstanding Liquid Yield Option Notes resulting in a gain of approximately $0.5 million and a reduction of interest expense in 1992; and (4) increased capitalized interest related to the Grouse Creek and La Choya projects in 1992; all of which were partially offset by the $2.1 million write-down of the Company's Common Stock investment in Granduc Mines Limited to reflect the apparent other-than-temporary decline in the market value of the investment.

Income taxes reflect a benefit of $0.3 million in 1992 compared to a $2.6 million benefit in 1991. The benefit in both periods reflects the carryback of 1992 and 1991 net operating losses to reduce income taxes previously provided.

In 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions. The adoption of SFAS No. 109, "Accounting for Income Taxes," resulted in a $1.5 million benefit as of January 1, 1992. The effect of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," resulted in an additional expense of $1.6 million as of January 1, 1992. The net cumulative effect of both of these accounting changes was to increase the 1992 loss by $0.1 million.

Financial Condition and Liquidity

A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profits and liquidity of the Company. The Company is subject to many of the same inflationary pressures as the U.S. economy in general. To date, the Company has been successful in implementing cost-cutting measures which have reduced per unit production costs.

Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are, in many instances, unpredictable events. Future metals prices, the success of exploration programs and other property transactions can have a significant impact on the Company's need for capital.

At December 31, 1993, assets totaled approximately $332.9 million and shareholders' equity totaled approximately $240.1 million. Cash, cash equivalents and short-term investments increased by $62.1 million to $65.4 million at December 31, 1993, from $3.3 million at the end of 1992. The major sources of cash and short-term investments were the $110.3 million net proceeds received from the June 29, 1993, issuance of 2.3 million shares of Series B Preferred Stock as described further in Note 10 of Notes to Consolidated Financial Statements and proceeds of approximately $1.1 million from the issuance of Common Stock under stock option plans. Other major sources of cash were from operations at the Republic and Cactus mines, Kentucky-Tennessee Clay Company's Ball Clay and Kaolin Divisions, K-T Feldspar Corporation, and Colorado Aggregate Company. The major uses of cash were for (1) the development costs incurred in connection with the Grouse Creek and La Choya projects; (2) property, plant and equipment expenditures at the clay slurry plant in Mexico, Kentucky-Tennessee Clay Company's Kaolin Division and Colorado Aggregate Company; (3) general and administrative expenses; (4) exploration costs; (5) idle property expenditures including environmental costs; and (6) operations at the Lucky Friday mine, the Apex facility, and Mountain West.

The Company estimates that capital expenditures to be incurred in 1994 will be approximately $62.2 million. The estimated capital expenditures for 1994 reflect the sale of a 20% ownership interest in the Company's Grouse Creek project as described in Note 5 of Notes to Consolidated Financial Statements. The Company's 1994 capital expenditures are expected to consist primarily of
(1) development expenditures at the Grouse Creek project totaling approximately $50.0 million; (2) further development expenditures at the Greens Creek mine totaling approximately $3.4 million; and (3) assuming completion of the acquisition of Equinox as described below, development expenditures at Equinox's Rosebud and Oro Cruz projects totaling approximately $3.7 million and $1.3 million, respectively. The Company intends to finance these capital expenditures through a combination of (1) existing cash, cash equivalents and short-term investments; (2) proceeds from the sale of a minority joint venture interest in the Grouse Creek project as described in Note 5 of Notes to Consolidated Financial Statements; and (3) cash flow from operating activities. In addition, the Company may borrow additional funds under its revolving credit facility which, subject to certain conditions, provides for borrowings up to a maximum of $30.0 million, as described further in Note 7 of Notes to Consolidated Financial Statements. Moreover, to the extent the Company is able to complete a securities offering, as described below, excess proceeds, if any, may be used for these capital expenditures.

As further described in Note 2 of Notes to Consolidated Financial Statements, the Company has entered into an Acquisition Agreement to acquire Equinox. The Company's 1994 expenditures on the Rosebud and Oro Cruz projects are contingent upon the Company's successful consummation of the acquisition of Equinox.

The Company's planned environmental and reclamation expenditures for 1994 are expected to be approximately $6.6 million, principally for environmental and reclamation activities at the Bunker Hill and California Gulch Superfund Sites and at the Yellow Pine, Escalante and Durita properties.

Exploration expenditures for 1994 are estimated to be approximately $6.2 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, 1994 exploration expenditures will be incurred principally at the Republic, Grouse Creek and La Choya properties.

As described in Note 7 of Notes to Consolidated Financial Statements, the Company has a secured reducing revolving credit facility which provides for credit advances of up to $30.0 million. The availability of advances under this facility reduces commencing December 31, 1995, and is subject to certain other limitations, with the balance due at maturity on December 31, 1996. Borrowings under the facility are secured by the accounts receivable, inventories, and specified marketable securities. As of December 31, 1993, the Company had no outstanding borrowings under the revolving credit facility.

As further described in Note 7 of Notes to Consolidated Financial Statements, on April 23, 1993, the Company exchanged 2.2 million shares of its common stock for 60,400 outstanding Liquid Yield Option Notes in a noncash transaction.

The Company currently has outstanding $109,950,000 aggregate principal amount of Liquid Yield Option Notes (LYONs) due 2004, which are currently convertible into 20.824 shares of common stock per $1,000 principal amount of LYONs. Pursuant to the terms of the indenture governing the LYONs, on June 14, 1994, holders of LYONs may require the Company to purchase LYONs held by them (the Put Feature) at a purchase price of $456.39 per $1,000 principal amount of LYONs. The purchase price may be paid, at the option of the Company, in cash, in shares of common stock (valued at the market price of the common stock) or in the Company's Subordinated Extension Notes due 2004; but because of the Company's need to utilize cash for planned capital expenditures, it is probable that, absent any action by the Company, it will pay for any LYONs delivered to it pursuant to the Put Feature by issuing common stock. The Company is unable to predict how many LYONs it may be required to purchase pursuant to the Put Feature, and the Company cannot predict what effect the Put Feature will have on the market price of its common stock.

The Company is currently considering several alternatives with respect to the Put Feature. One of the alternatives being examined by the Company is the sale of additional shares of common stock (or other Company securities) with the proceeds of such an offering being used to pay cash for LYONs delivered to the Company pursuant to the Put Feature (and any remaining proceeds would be used for capital expenditures). The Company is also considering amending certain terms of the LYONs in order to make it less likely that the Put Feature will be exercised on June 14, 1994, including changing the conversion ratio to increase the number of shares of common stock that would be issuable for each LYON. If either of these alternatives is pursued, then additional shares of common stock could be issued, although the Company's intent with respect to these alternatives is to issue less shares of common stock (other than any securities sold to raise additional funds for capital expenditures) than would be the case if the Company was required to repurchase all of the outstanding LYONs pursuant to the Put Feature on June 14,

1994. If the Company takes no action with respect to the Put Feature and is required to purchase all of the outstanding LYONs on June 14, 1994, based upon year end market prices ($11.63 on December 31, 1993), the Company would have to issue approximately 4,300,000 shares of common stock. There can be no assurance that the Company will determine to pursue, or be successful in pursuing, any alternative (including and in addition to the alternatives discussed above) to reduce the likelihood that the Put Feature will result in the issuance of a significant amount of the Company's common stock.

In December 1993, the Company acquired all of the issued and outstanding common stock of Mountain West through the issuance of 655,000 shares of the Company's common stock with an estimated value of $6,305,000. Mountain West is engaged primarily in the mining and processing of scoria, specialty aggregates and landscaping products. The transaction has been accounted for as a purchase.

As further described in Note 8 of Notes to Consolidated Financial Statements, the Company has been notified by the United States Environmental Protection Agency (EPA) that it has been designated by the EPA as a potentially responsible party with respect to several Superfund sites. At December 31, 1993, the Company's allowance for Superfund site remedial action costs was approximately $10.7 million, which the Company believes is adequate based on current estimates of aggregate costs. Although the ultimate disposition of these and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of these suits and proceedings will not have a material adverse effect on the consolidated results of operations and financial condition of the Company.

Other

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). This statement requires companies to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits have accumulated or vested, payment of the benefits is probable and the amount of the benefits can be reasonably estimated. The statement requires the Company to make the necessary changes in accounting for these postemployment benefits effective January 1, 1994. It is the opinion of the Company's management that the adoption of SFAS No. 112 will not have a material effect on the consolidated results of operations or financial condition of the Company.

Item 8.   Financial Statements and Supplementary Data

     See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

               SELECTED QUARTERLY DATA
               -----------------------

               (dollars in thousands except for per-share amounts)

                                                                      First        Second        Third      Fourth
               1993:                                                 Quarter       Quarter      Quarter     Quarter      Total
               ----                                                 ---------     ---------    ---------   ---------   ---------
               Sales of products                                     $ 20,869      $ 23,085     $ 19,542    $ 18,351   $  81,847
               Gross profit (loss)                                   $ (1,068)     $  1,003     $    956    $   (445)  $     446
               Net loss                                              $ (4,771)     $ (2,012)    $ (1,134)   $ (3,818)    (11,735)

               Preferred stock dividends                                  - -           - -     $ (2,057)   $ (2,013)     (4,070)
               Net loss applicable to common
                 shareholders                                        $ (4,771)     $ (2,012)    $ (3,191)   $ (5,831)  $ (15,805)
               Net loss per common share                             $  (0.15)     $  (0.06)    $  (0.09)   $  (0.17)  $   (0.48)


               1992:
               ----

               Sales of products                                     $ 29,171      $ 26,926     $ 26,136    $ 18,418   $ 100,651
               Gross profit (loss)                                   $  2,484      $  1,706     $  2,380    $ (2,700)  $   3,870
               Income (loss) before cumulative
                 effect of changes in accounting
                 principles                                          $  6,073      $ (1,103)    $ (3,025)   $(51,131)   $(49,186)
               Cumulative effect of changes in
                 accounting principles                                   (103)          - -          - -         - -        (103)
                                                                     --------      --------     --------    --------    --------

               Net income (loss)                                     $  5,970      $ (1,103)    $ (3,025)   $(51,131)   $(49,289)
                                                                     ========      ========     ========    ========    ========

               Net income (loss) per
                 common share:
                   Income (loss) before
                     cumulative effect of
                     changes in accounting
                     principles                                      $   0.20      $  (0.04)    $  (0.10)   $  (1.65)   $  (1.59)
                   Cumulative effect of changes
                     in accounting principles                           (0.01)          - -          - -         - -       (0.01)
                                                                     --------      --------     --------    --------    --------

               Net income (loss) per common share                    $   0.19      $  (0.04)    $  (0.10)   $  (1.65)   $  (1.60)
                                                                     ========      ========     ========    ========    ========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      Reference is made to the information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 6, 1994 (the Proxy Statement), which information is incorporated herein by reference. Information with respect to executive officers of the Company is set forth as follows:

                                     Age at
                                     May 6,
              Name                   1994                      Position and Term Served
       -------------------          ------          --------------------------------------------
       Arthur Brown                   53            Chairman since June 1987; Chief Executive Officer since May 1987;
                                                    President since May 1986; Chief Operating Officer from May 1986 to May
                                                    1987; Executive Vice President from May 1985 to May 1986; held various positions as an officer since 1980; employed by the Company since 1967.


       Joseph T. Heatherly            63            Vice President - Controller since May 1989; Controller from May 1987 to
                                                    May 1989; various administrative functions with the Company since May
                                                    1983.

       J. Gary Childress              46            Vice President - Industrial Minerals since February 1994; President and
                                                    General Manager of Kentucky-Tennessee Clay Company from 1987 to 1994;
                                                    Senior Vice President of Kentucky-Tennessee Clay Company from 1986 to
                                                    1987.

       Ralph R. Noyes                 46            Vice President - Metal Mining since May 1988; Manager Metal Mining from
                                                    June 1987 to May 1988; prior thereto, since 1976, held various administrative positions with the Company and Day Mines, Inc.

       John P. Stilwell               41            Treasurer since June 1991; held various administrative positions with the Company since May 1985.

       Michael B. White               43            Vice President - General Counsel and Secretary since May 1992;
                                                    Secretary since November 1991; Assistant Secretary from March 1981 to
                                                    November 1991; General Counsel since June 1986; various administrative positions since 1980.

       There are no family relationships between any of the executive officers.

Item 11.    Executive Compensation

       Reference is made to the information set forth under the caption "Compensation of Executive Officers" in the Proxy Statement (except the Report on the Compensation Committee on Executive Compensation set forth herein) to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

       Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

       Reference is made to the information set forth under the caption "Other Transactions" in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1)    Financial Statements

                 See Index to Financial Statements on Page F-1

       (a)(2)    Financial Statement Schedules

                 See Index to Financial Statements on Page F-1

       (a)(3)    Exhibits

                 See Exhibit Index following the financial statements

       (b)       Reports on Form 8-K

                 Report on Form 8-K dated December 1, 1993, related to the acquisition of all the outstanding capital stock of Mountain West Bark Products, Inc.

                 Report on Form 8-K dated December 29, 1993, related to the Acquisition Agreement with Equinox Resources Ltd.

                 Report on Form 8-K dated January 24, 1994, related to the sale of the Company's holdings in Granduc Mines Limited.

                 Report on Form 8-K dated February 3, 1994, related to fourth quarter report to shareholders

                 Report on Form 8-K dated February 8, 1994, related to Acquisition Agreement with Great Lakes Minerals Inc.

                 Report on Form 8-K dated February 16, 1994, related to information provided to Equinox Resources Ltd.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 1994.

                                      HECLA MINING COMPANY



                                      By   /s/  Arthur Brown
                                        ---------------------------
                                           Arthur Brown, Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Arthur Brown          3/2/94         /s/  Leland O. Erdahl     3/2/94
- ---------------------------------         --------------------------------
Arthur Brown               Date           Leland O. Erdahl          Date
Chairman and Director                     Director
(principal executive officer)


/s/  J. T. Heatherly       3/2/94         /s/  William A. Griffith  3/2/94
- ---------------------------------         --------------------------------
J. T. Heatherly            Date           William A. Griffith       Date
Vice President - Controller               Director
(principal accounting officer)


/s/  John P. Stilwell      3/2/94         /s/  Charles L. McAlpine  3/2/94
- ---------------------------------         --------------------------------
John P. Stilwell           Date           Charles L. McAlpine       Date
Treasurer                                 Director
(principal financial officer)


/s/  John E. Clute         3/2/94         /s/  Paul A. Redmond      3/2/94
- ---------------------------------         --------------------------------
John E. Clute              Date           Paul A. Redmond          Date
Director                                  Director


/s/  Joe Coors, Jr.        3/2/94         /s/  Richard J. Stoehr    3/2/94
- ---------------------------------         --------------------------------
Joe Coors, Jr.             Date           Richard J. Stoehr         Date
Director                                  Director

                         INDEX TO FINANCIAL STATEMENTS




                                                                        Page
                                                                        ----
Financial Statements
- --------------------

  Report of Independent Accountants                                      F-2

  Consolidated Balance Sheets at December 31, 1993 and 1992              F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 1993, 1992 and 1991                         F-4

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1993, 1992 and 1991                         F-5

  Consolidated Statement of Changes in Shareholders' Equity
    for the Years Ended December 31, 1993, 1992 and 1991                 F-6

  Notes to Consolidated Financial Statements                          F-7-F-30


Financial Statement Schedules*
- -----------------------------

  Report of Independent Accountants on
    Financial Statement Schedules                                       F-31

   V.  Property, Plant and Equipment                                    F-32

  VI.  Accumulated Depreciation, Depletion, and
           Amortization of Property, Plant and Equipment                F-33

   X.  Supplementary Income Statement Information                       F-34


*Other financial statement schedules
 have been omitted as not applicable

                       Letterhead of Coopers & Lybrand

                      REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders
Hecla Mining Company


We have audited the accompanying consolidated balance sheets of Hecla Mining Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hecla Mining Company and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 6 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992.


                /s/Coopers & Lybrand
                COOPERS & LYBRAND

Spokane, Washington
February 3, 1994, except for
        Note 5, as to which the
        date is February 8, 1994

                     HECLA MINING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               ASSETS
                                                                                                   December 31,
                                                                                           -----------------------------
                                                                                              1993                1992
                                                                                           ---------           ---------
Current assets:
  Cash and cash equivalents                                                                $  37,891           $   3,287
  Short-term investments                                                                      27,540                 - -
  Accounts and notes receivable                                                               16,859              15,290
  Income tax refund receivable                                                                   - -                 390
  Inventories                                                                                 13,022              12,652
  Other current assets                                                                         1,915               1,349
                                                                                           ---------           ---------
          Total current assets                                                                97,227              32,968
                                                                                           ---------           ---------
Investments                                                                                    6,211               4,822
Properties, plants and equipment, net                                                        222,870             179,827
Other noncurrent assets                                                                        6,570               4,826
                                                                                           ---------           ---------

          Total assets                                                                     $ 332,878           $ 222,443
                                                                                           =========           =========


                                                             LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                                    $  14,610           $   9,003
  Accrued payroll and related benefits                                                         2,056               2,139
  Preferred stock dividends payable                                                            2,012                 - -
  Accrued taxes                                                                                  928               1,271
  Current portion of deferred income taxes                                                       - -                 285
                                                                                           ---------           ---------
          Total current liabilities                                                           19,606              12,698
                                                                                           ---------           ---------
Deferred income taxes                                                                            359               1,038
Long-term debt                                                                                49,489              70,382
Accrued reclamation costs                                                                     19,503              20,108
Other noncurrent liabilities                                                                   3,858               3,723
                                                                                           ---------           ---------
          Total liabilities                                                                   92,815             107,949
                                                                                           ---------           ---------

Minority interest in consolidated subsidiary                                                     - -                 775
                                                                                           ---------           ---------

Commitments and contingencies (Notes 2, 3 and 8)


                                                         SHAREHOLDERS' EQUITY

Preferred stock, 25 cents par value,
  authorized 5,000,000 shares,
  issued and outstanding 1993 - 2,300,000,
  liquidation preference $117,012                                                                575                 - -
Common stock, 25 cents par value, authorized 100,000,000 shares;
  issued 1993 - 34,644,734, issued 1992 - 31,651,192                                           8,661               7,912
Capital surplus                                                                              238,601              97,806
Retained earnings (deficit)                                                                   (6,878)              8,927
Net unrealized loss on marketable
  equity securities                                                                               (8)                (16)
Less common stock reacquired, at cost;
  1993 - 62,226 shares, 1992 - 63,753 shares                                                    (888)               (910)
                                                                                           ---------           ---------
          Total shareholders' equity                                                         240,063             113,719
                                                                                           ---------           ---------

          Total liabilities and shareholders' equity                                       $ 332,878           $ 222,443
                                                                                           =========           =========



    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (dollars and shares in thousands, except per-share amounts)





                                                                                 Year Ended December 31,
                                                                      ----------------------------------------------
                                                                        1993               1992               1991
                                                                      ---------         ---------          ---------
Sales of products                                                     $  81,847         $ 100,651          $ 117,568
                                                                      ---------         ---------          ---------

Cost of sales and other direct production costs                          71,109            83,288             84,853
Depreciation, depletion and amortization                                 10,292            13,493             21,161
                                                                      ---------         ---------          ---------
                                                                         81,401            96,781            106,014
                                                                      ---------         ---------          ---------

     Gross profit                                                           446             3,870             11,554
                                                                      ---------         ---------          ---------

Other operating expenses:
  General and administrative                                              6,961             8,520             14,054
  Exploration                                                             4,353             7,659              5,693
  Research                                                                  - -             1,317              1,538
  Depreciation and amortization                                             669               819                692
  Provision for closed operations and environmental matters               2,307            12,670              3,638
  Reduction in carrying value of mining properties                          200            27,928                - -
                                                                      ---------         ---------          ---------
                                                                         14,490            58,913             25,615
                                                                      ---------         ---------          ---------

     Loss from operations                                               (14,044)          (55,043)           (14,061)
                                                                      ---------         ---------          ---------

Other income (expense):
  Interest and other income                                               2,965            12,428              2,219
  Other expense                                                              (3)              (61)               (17)
  Gain (loss) on investments                                               (144)           (2,115)               229
  Minority interest in net loss of consolidated subsidiary                   43                95                484
  Interest expense:
    Total interest cost                                                  (5,023)           (6,905)            (6,985)
    Less amount capitalized                                               3,533             2,070                145
                                                                      ---------         ---------          ---------
                                                                          1,371             5,512             (3,925)
                                                                      ---------         ---------          ---------

Loss before income taxes and cumulative effect of changes
  in accounting principles                                              (12,673)          (49,531)           (17,986)
Income tax benefit                                                          938               345              2,556
                                                                      ---------         ---------          ---------
Loss before cumulative effect of changes in
  accounting principles                                                 (11,735)          (49,186)           (15,430)
Cumulative effect of changes in accounting principles                       - -              (103)               - -
                                                                      ---------         ---------          ---------

Net loss                                                                (11,735)          (49,289)           (15,430)
Preferred stock dividends                                                (4,070)              - -                - -
                                                                      ---------         ---------          ---------
Net loss applicable to common shareholders
                                                                      $ (15,805)        $ (49,289)         $ (15,430)
                                                                      =========         =========          =========

Net loss per common share:
  Loss before cumulative effect of changes in
    accounting principles and after preferred stock dividends            $(0.48)           $(1.59)            $(0.51)
  Cumulative effect of changes in accounting principles                     - -             (0.01)               - -
                                                                         ------            ------             ------
                                                                         $(0.48)           $(1.60)            $(0.51)

                                                                         ======            ======             ======

Cash dividends per common share                                          $  - -            $  - -             $  - -

                                                                         ======            ======             ======

Weighted average number of common shares outstanding                     32,915            30,866             30,094

                                                                         ======            ======             ======





    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                   Year Ended December 31,
                                                                          -----------------------------------------
                                                                            1993            1992            1991
                                                                          ---------       ---------       ---------
Operating activities:
  Net loss                                                                $ (11,735)      $ (49,289)      $ (15,430)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                                 10,961          14,312          21,853
    Deferred income tax benefit                                                (964)           (120)         (1,429)
    Loss (gain) on disposition of properties, plants and equipment            1,300          (9,628)         (1,865)
    (Gain) loss on investments                                                  144           2,115            (229)
    Accretion of interest on long-term debt                                   4,349           5,602           5,891
    Provision for reclamation and closure costs                               1,635          12,305           2,898
    Reduction in carrying value of mining properties                            200          27,928             - -
    Gain on retirement of long-term debt                                       (323)           (510)            - -
    Minority interest in net loss of consolidated subsidiary                     43              95             484
  Change in:
    Accounts and notes receivable                                            (1,569)          5,869            (844)
    Income tax refund receivable                                                390             - -             - -
    Inventories                                                                (370)          4,162          (3,047)
    Other current assets                                                       (566)            849            (920)
    Accounts payable and accrued expenses                                     5,607             188          (2,808)
    Accrued payroll and related benefits                                        (83)           (443)
    Preferred stock dividends payable                                         2,012             - -             - -
    Accrued taxes                                                              (343)         (1,770)            359
    Noncurrent liabilities                                                   (2,105)         (2,184)           (160)
                                                                          ---------       ---------       ---------

  Net cash provided by operating activities                                   8,583           9,481           4,753
                                                                          ---------       ---------       ---------

Investing activities:
  Purchase of investments and increase in cash surrender value
    of life insurance                                                          (554)           (117)           (219)
  Purchase of short-term investments, net                                   (27,540)            - -             - -
  Proceeds from sale of investments and subsidiary                              273             - -             738
  Additions to properties, plants and equipment                             (52,671)        (23,176)        (18,885)
  Proceeds from disposition of properties, plants and equipment               1,282          11,493           1,036
  Other, net                                                                 (2,105)           (272)          1,012
                                                                          ---------       ---------       ---------

  Net cash applied to investing activities                                  (81,315)        (12,072)        (16,318)
                                                                          ---------       ---------       ---------

Financing activities:
  Repayment on gold loan                                                        - -             - -          (1,387)
  Common stock issued under stock option plans                                1,060             296           1,500
  Preferred stock issuance, net of issuance costs                           110,346             - -             - -
  Acquisition of treasury stock                                                 - -             - -              (4)
  Preferred stock dividends                                                  (4,070)            - -             - -
                                                                          ---------       ---------       ---------

  Net cash provided by financing activities                                 107,336             296             109
                                                                          ---------       ---------       ---------

Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents                       34,604          (2,295)        (11,456)
  Cash and cash equivalents at beginning of year                              3,287           5,582          17,038
                                                                          ---------       ---------       ---------

  Cash and cash equivalents at end of year                                $  37,891       $   3,287       $   5,582
                                                                          =========       =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest (net of amount capitalized)                                  $     318       $     159       $     182
                                                                          =========       =========       =========

    Income tax payments, net                                              $      49       $     222       $     171
                                                                          =========       =========       =========


See Notes 2, 5, and 7 for noncash investing and financing activities.



    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 1993, 1992 and 1991
                       (dollars and shares in thousands)






                                       Preferred Stock      Common Stock                Retained             Net Unrealized Loss
                                      -----------------   ----------------   Capital    Earnings   Treasury      on Marketable
                                      Shares     Amount   Shares   Amount    Surplus    (Deficit)   Stock     Equity Securities
                                      ------     ------   ------   -------  ---------  ----------  --------  -------------------
Balances, December 31, 1990                     $        30,119   $ 7,530  $  83,397  $ 73,646   $   (906)       $     (13)
  Net loss                                                                             (15,430)
  Net change in unrealized loss
    on marketable equity
    securities                                                                                                          (3)
  Stock issued under stock option
    plans
      Hecla                                                  26         6        141
      CoCa                                                  130        32      1,147
  Stock issued under CoCa employee
    stock ownership plan                                     34         9        165
  Acquisition of treasury stock                                                                        (4)
                                      ------    -------  ------    ------  ---------  --------   --------        ---------

Balances, December 31, 1991                              30,309     7,577     84,850    58,216       (910)             (16)
  Net loss                                                                             (49,289)
  Stock issued under stock option
    plans
      Hecla                                                  17         4        117
      CoCa                                                   20         5        170
  Stock issued for Mexican mineral
    concessions                                             185        46      1,748
  Stock issued to retire long-term
    debt                                                  1,120       280     10,921
                                      ------    -------  ------    ------  ---------  --------   --------        ---------

Balances, December 31, 1992                              31,651     7,912     97,806     8,927       (910)             (16)
  Net loss                                                                             (11,735)
  Preferred stock dividends
    ($1.77 per share)                                                                   (4,070)
  Stock issued under stock option
    plans
      Hecla                                                  87        22        590
      CoCa                                                   52        13        435
  Net change in unrealized loss
    on marketable equity securities                                                                                      8
  Treasury stock issued net of
    purchase                                                                     (12)                  22
  Stock issued for Mountain West
    Products                                                655       164      6,141
  Preferred stock issuance, net of
    issuance costs                     2,300        575                      109,771
  Stock issued to retire long-term
    debt                                                  2,200       550     23,870
                                      ------    -------  ------    ------  ---------  --------   --------        ---------
Balances, December 31, 1993            2,300    $   575  34,645    $8,661  $ 238,601  $ (6,878)  $   (888)       $      (8)
                                      ======    =======  ======    ======  =========  ========   ========        =========





    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note l:   Summary of Significant Accounting Policies

          A. COMPANY'S BUSINESS AND CONCENTRATIONS OF CREDIT RISK - Hecla Mining Company and its subsidiaries (the Company) are engaged in mining and mineral processing. Sales of metals products are made principally to domestic and foreign custom smelters and metal traders. Industrial minerals are sold principally to domestic manufacturers and wholesalers. Sales to significant metals customers, as a percentage of total sales of metals products, were as follows:

                                               1993             1992             1991
                                               ----             ----             ----
     Custom smelters                           27.3%            37.5%            26.9%

     Custom metal traders:
        Customer A                             17.1%            21.3%            15.2%
        Customer B                             16.8%            16.5%            21.8%
        Customer C                             15.5%            14.0%            11.8%
        Customer D                             13.3%             7.7%            13.7%


          During 1993, 1992 and 1991, the Company sold 19%, 26%, and 17% of its products to companies in foreign countries, respectively.

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit worthy institutions. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

          B. BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and its proportionate share of the accounts of the joint ventures in which it participates. All significant intercompany transactions and accounts are eliminated.

          C. INVENTORIES - Inventories are stated at the lower of average cost or estimated net realizable value.

          D. INVESTMENTS - The Company follows the equity method of accounting for investments in common stock of operating companies 20% to 50% owned. Investments in nonoperating companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value. The carrying value of marketable equity securities is based on the lower of aggregate cost or quoted market value. The cost of investments sold is determined by specific identification.

          Short-term investments represent investments in certificates of deposits, commercial paper and U.S. Treasury Notes recorded at amortized cost, plus accrued interest, which approximates market value.

          E. PROPERTIES, PLANTS AND EQUIPMENT - Properties, plants and equipment are stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are carried at the lower of net book value or estimated net realizable value.

          Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a regular, periodic basis.
     These reviews consider, among other factors, (1) the net realizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value, (2) the ability of the Company to fund all care, maintenance and standby costs, (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortization is appropriate, and (4) current projections of metal prices that affect the decision to reopen or make a disposition of the assets.

          Depreciation is based on the estimated useful lives of the assets and is computed using straight-line, declining-balance, and unit-of-production methods. Depletion is computed using the unit-of-production method.

          F. MINE EXPLORATION AND DEVELOPMENT - Exploration costs are charged to operations as incurred, as are normal development costs at operating mines. Major mine development expenditures at operating properties and at new mining properties not yet producing are capitalized.

          G. RECLAMATION OF MINING AREAS - Minimum standards for mine reclama-tion have been established by various governmental agencies which affect certain operations of the Company. A reserve for mine reclamation costs has been established for restoring certain abandoned and currently disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclamation costs for operating properties are accrued using the unit-of-production method.

          H. INCOME TAXES - In the fourth quarter of 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), retroactive to January 1, 1992. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. In 1991, the Company utilized the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 96.

          I. NET LOSS PER COMMON SHARE - Net loss per common share is computed by adding preferred stock dividends to net loss and dividing the result by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each reporting period unless the common stock equivalents are anti-dilutive. Due to the net losses in 1993, 1992 and 1991, common stock equivalents are anti-dilutive and therefore have been excluded from the computation.

          J. REVENUE RECOGNITION - Sales of metal products sold directly to smelters are recorded when they are received by the smelter, at estimated metal prices. Recorded values are adjusted periodically and upon final settlement. Metal in products tolled (rather than sold to smelters) is sold under contracts for future delivery; such sales are recorded at contractual amounts when products are available to be processed by the smelter or refinery. Sales of industrial minerals are recognized as the minerals are delivered.

          K. INTEREST EXPENSE - Interest costs incurred during the construction of qualifying assets are capitalized as part of the asset cost.

          L. CASH EQUIVALENTS - The Company considers cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased. For investments characterized as cash equivalents, the carrying value is a reasonable estimate of fair value.

          M. FOREIGN CURRENCY TRANSLATION - All assets and liabilities of the Company's Canadian and Mexican operations are translated to U. S. dollars using the exchange rate at the balance sheet date. Income and expense items are translated using average exchange rates. Gains and losses from foreign currency transactions are included in operations.

Note 2:   Business Combinations

     Equinox Resources Limited

          On December 29, 1993, the Company, two wholly owned Canadian subsidiaries of the Company, and Equinox Resources Ltd. (Equinox), a mining, exploration and development company, incorporated under the laws of the Province of British Columbia and headquartered in Vancouver, Canada, executed an Acquisition Agreement providing for the Company's acquisition of Equinox. Pursuant to the Acquisition Agreement and related Plan of Arrangement, upon consummation of the transactions contemplated thereby, (i) Equinox common shareholders will receive 0.3 common share of the Company (Company common shares), for each outstanding Equinox common share, (ii) holders of Equinox's Series "A" production participating preferred shares will receive newly issued production notes of the Company with the same material terms and conditions, and (iii) outstanding Equinox options and warrants will become exercisable for Company common shares.
     In connection with the acquisition of Equinox, the Company expects to issue approximately 6.3 million Company common shares, including shares issuable upon exercise of outstanding options and warrants.

          The Board of Directors of the Company and Equinox have each approved the Acquisition Agreement. However, the transactions contemplated by the Acquisition Agreement are subject to a number of conditions including, without limitation, approval by Equinox shareholders, and approval by a Canadian court of the Plan of Arrangement.

          Assuming the transaction is consummated as planned, the acquisition will be treated as a pooling-of-interests, and accordingly, the consolidated financial statements will be restated to reflect the accounts of Equinox.

          Pro forma unaudited results of operations assuming the merger had occurred on January 1, 1991, are as follows (in thousands except per-share data):

                                                            1993              1992             1991
                                                          ---------        ----------       ----------
           Net sales                                       $ 93,760         $ 101,621        $ 117,568
           Net loss applicable to
             common shareholders                            (18,180)          (55,276)         (15,521)
           Net loss per common share                          (0.60)            (1.59)           (0.46)


           The pro forma information above includes adjustments related to conforming Equinox's accounting policies for income taxes, reclamation, asset recoverability, and exploration costs to those of the Company.

     Mountain West Bark Products, Inc.

           In December 1993, the Company acquired all of the issued and outstanding common stock of Mountain West Bark Products, Inc. (Mountain
     West) through the issuance of 655,000 shares of the Company's common stock. Mountain West is engaged primarily in the purchasing, processing and marketing of certain waste products from lumber milling operations in the western intermountain region. These products are sold as soil amendments, landscape mulches and decorative ground cover for landscape purposes. The transaction has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair value at December 1, 1993, the date of the acquisition. Mountain West's operating results have been included in the consolidated financial statements since that date and were immaterial to the Company. Results of operations of Mountain West prior to December 1, 1993, were not material and, therefore, are not presented. The value of the Company's common shares issued in this transaction was approximately $6,305,000. Goodwill of $1,733,000 was recorded in the transaction and is being amortized straight-line over 15 years.

Note 3:    Inventories

           Inventories consist of the following (in thousands):

                                                                        December 31,
                                                                  -----------------------
                                                                    1993           1992
                                                                  --------       --------
      Concentrates and metals in transit
        and other products                                        $  1,189       $  1,779
      Industrial minerals products                                   5,260          4,192
      Materials and supplies                                         6,573          6,681
                                                                  --------       --------
                                                                  $ 13,022       $ 12,652
                                                                  ========       ========


          At December 31, 1993, the Company had forward sales commitments for 4,500 ounces of gold at an average price of $363 per ounce. The commitments are for delivery in February 1994. There is no silver committed to forward sales at December 31, 1993. The Company purchased options to put 41,880 ounces of gold to the counterparties at an average price of $385 per ounce. Concurrently, the Company sold options to allow the counterparties to call 41,880 ounces of gold from the Company at an average price of $453 per ounce. There was no net cost associated with the purchase and sale of these options.

Note 4:   Investments

          Investments consist of the following components (in thousands):

                                            Carrying                                   Market
                                             Value                   Cost               Value
                                             ------                --------           --------
      December 31, 1993
      -----------------

        Marketable equity securities        $     23               $     31           $     23
        Other investments                      6,188                  6,188
                                            --------               --------
                                            $  6,211               $  6,219
                                            ========               ========


      December 31, 1992
      -----------------

        Marketable equity securities        $     16               $     32           $     16
        Other investments                      4,806                  4,806
                                            --------               --------
                                            $  4,822               $  4,838
                                            ========               ========


           At December 31, 1993, the portfolio of noncurrent marketable equity securities includes gross unrealized gains of approximately $9,000 and gross unrealized losses of approximately $17,000. The other investments are principally large blocks of common and preferred stock in several mining companies, investments in various ventures, and cash surrender value of life insurance policies. The securities are generally restricted as to trading or marketability, although some are traded on various exchanges.

           At December 31, 1993, other investments with a carrying value of $5,430,632 had an estimated fair value of $7,689,811 based on the quoted market price for such securities and cash values of life insurance policies. For the remaining other investments, for which there are no reliable quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs.

           During the fourth quarter of 1992, the Company wrote down its common stock investment in Granduc Mines Limited (Granduc) to current estimated market value. The $2.1 million write-down of this investment was recorded to reflect the apparent other- than-temporary decline in market value of the common stock investment due to continued depressed metal prices. At December 31, 1993, the Company's carrying value of its Granduc common stock investment was approximately $1,488,000.

           On January 24, 1994, the Company sold its entire investment in Granduc by selling 2,000,000 Granduc common shares to Conwest Exploration Company Limited and 815,330 Granduc common shares to Jascan Resources Inc., both of which are Toronto, Ontario, Canada based companies. The Company recognized a gain on the sale of approximately $1,327,000 in the first quarter of 1994.

           On June 30, 1993, the Company sold substantially all of its interest in Acadia Mineral Ventures Limited, a previously consolidated subsidiary, to Kingswood Resources, Inc., a Canadian exploration and development company, for (C)$350,000 cash, plus 5,000,000 Kingswood Resources, Inc. common shares. The Company recognized a loss on the sale of approximately $120,000 in the second quarter of 1993.

Note 5:    Properties, Plants and Equipment

           The major components of properties, plants and equipment are (in thousands):

                                                                              December 31,
                                                                     ----------------------------
                                                                       1993               1992
                                                                     ---------          ---------
      Mining properties                                              $  54,984          $  39,811
      Deferred development costs                                       154,005            127,529
      Plants and equipment                                             178,640            167,873
      Land                                                               6,163              6,176
                                                                     ---------          ---------
                                                                       393,792            341,389
      Less accumulated depreciation,
        depletion and amortization                                     170,922            161,562
                                                                     ---------          ---------

      Net carrying value                                             $ 222,870          $ 179,827
                                                                     =========          =========


           Based on its periodic reviews of the status of various mining properties and investments, the Company determined in the fourth quarter of 1992 that certain adjustments were appropriate to properly reflect estimated net realizable values. These adjustments consisted primarily of the write-downs of various properties, plants and equipment totaling approximately $28.0 million. The major portion of the adjustments related to the $13.5 million write-down of the Company's interest in the Apex Unit, a hydrometallurgical processing plant near St. George, Utah. The Company continues to evaluate the feasibility of custom recoveries of specialty metals and chemical products. Also in 1992, due to depressed silver prices, the Company recorded write-downs of approximately $9.0 million related to the Consolidated Silver and Hog Heaven silver properties, located in North Idaho and northwest Montana, respectively. The Lisbon Valley Project in Utah, a joint venture which is fully developed for uranium and vanadium production, was also written down in 1992 by approximately $3.5 million to its estimated net realizable value. Included in the 1992 write-downs were approximately $1.5 million and $0.4 million related to the Company's interests in the Creede and Hardscrabble gold and silver properties, respectively, both located in Colorado.

           On May 19, 1992, the Company acquired interests in a number of Mexican mineral concessions for approximately $2.9 million. The purchase consideration included the issuance of 184,862 shares of the Company's common stock valued at $1.8 million.

           The net carrying values of the major mining properties of the Company that were on a standby or idle basis at December 31, 1993 and 1992 were approximately $55.3 million and $5.3 million, respectively. Operations at the Greens Creek mine, with a net carrying value of $49.2 million at December 31, 1993, were suspended in April 1993 pending improvement in lead, zinc and silver prices.

           On February 8, 1994, the Company sold a 20 percent interest in its Grouse Creek gold project to Great Lakes Minerals Inc. of Toronto, Ontario. The purchase price of $6.8 million represents 20 percent of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million. In addition, Great Lakes will fund its pro-rata share of the total construction cost for Grouse Creek from July 1, 1993 to the completion of the project which is currently estimated at $90.0 million, and has the option to increase its ownership to a maximum of 30 percent by contributing additional funds on a proportional basis.

Note 6:    Income Taxes

           Major components of the Company's income tax provision (benefit) are as follows (in thousands):

                                                        1993             1992             1991
                                                      -------          -------          -------
     Current:
       Federal                                        $  (200)         $  (390)         $(1,375)
       State                                              226              165              248
                                                      -------          -------          -------
               Total current                               26             (225)          (1,127)
                                                      -------          -------          -------
     Deferred:
       Federal                                           (728)             (17)          (1,390)
       State                                             (236)            (103)             (39)
                                                      -------          -------          -------
               Total deferred                            (964)            (120)          (1,429)
                                                      -------          -------          -------

     Income tax benefit                               $  (938)         $  (345)         $(2,556)
                                                      =======          =======          =======

           Effective January 1, 1992, the Company adopted the provisions of SFAS No. 109. As of January 1, 1992, the Company recorded a tax benefit of approximately $1.5 million ($0.049 per common share), which represents the net decrease in the deferred tax liability as of that date. This has been reflected in the consolidated statement of operations as a component of the cumulative effect of changes in accounting principles.

           In 1992 and 1991, for income tax purposes, the Company carried back current operating losses to offset income recorded in prior years and recorded income tax refunds of approximately $390,000 and $2.2 million, respectively.

           The sources of significant temporary differences which gave rise to the deferred tax provision (benefit) and their effects were as follows (in thousands):

                                                                     1993               1992              1991
                                                                     ----               ----              ----
           Depreciation, depletion, deferred
             development and exploration costs                     $ 5,739             $   196          $   311
           Utilization of capital losses                              (941)              2,428           (1,740)
           Reclamation costs                                           476              (3,457)             (87)
           Reduction in carrying values of
             mining properties, plants and
             equipment                                                 - -              (8,826)             - -
           Gain on sale of mineral property                            - -                 - -             (466)
           Unrealized losses on marketable
             equity securities                                         (84)             (1,491)             580
           Increase of investment tax credits
            available to reduce deferred taxes                         - -                 - -             (109)
           Change in valuation allowance
             associated with the ability to
             use net operating losses                               (6,361)             11,168              - -
           Postretirement benefits                                      (3)               (543)             - -
           Alternative minimum tax credit
             carryforward
                                                                       156                 390              - -
           Other, net                                                   54                  15               82
                                                                   -------             -------          -------
                                                                   $  (964)            $  (120)         $(1,429)
                                                                   =======             =======          =======

           The components of the net deferred tax liability as of December 31, 1993 and 1992, were as follows (in thousands):

                                                              1993
                                            -----------------------------------------
                                                    Deferred Tax
                                            --------------------------
                                             Assets        Liabilities        Total
                                            --------       -----------       --------
      Accrued reclamation costs             $  5,739                         $  5,739
      Investment valuation differences         1,754                            1,754
      Miscellaneous                            2,039                            2,039
      Postretirement benefits
        other than pensions                      742                              742
      Other liabilities                          188                              188
      Deferred compensation                      406                              406
      Accounts receivable                        456                              456
      Properties, plants and equipment                        $(19,309)       (19,309)
      Deferred income                           (440)             (440)
      Pension costs                             (477)             (477)
      Deferred state income taxes, net                          (2,271)        (2,271)
                                            --------          --------       --------
         Total temporary difference           11,324           (22,497)       (11,173)
                                            --------          --------       --------

      Mexican net operating losses             1,280                            1,280
      Federal net operating losses            55,598                           55,598
      State net operating losses               4,359                            4,359
      Tax credit carryforwards                 1,626                            1,626
                                            --------                         --------
      Total net operating losses
        and tax credits                       62,863                           62,863
                                            --------                         --------
      Valuation allowance                    (52,049)                         (52,049)
                                            --------          --------       --------
      Net deferred tax assets
        and liabilities                     $ 22,138          $(22,497)      $   (359)
                                            ========          ========       ========

                                                                 1992
                                              ---------------------------------------
                                                   Deferred Tax
                                              -----------------------
                                              Assets      Liabilities         Total
                                              -------     -----------        --------
      Accrued reclamation costs             $  5,833                         $  5,833
      Investment valuation differences         1,670                            1,670
      Miscellaneous                            1,236                            1,236
      Postretirement benefits
        other than pensions                      738                              738
      Other liabilities                          698                              698
      Deferred compensation                      532                              532
      Accounts receivable                        456                              456
      Properties, plants and equipment                        $(13,570)       (13,570)
      Deferred income                                             (516)          (516)
      Pension costs                                               (315)          (315)
      Deferred state income taxes, net        (1,153)                          (1,153)
                                            --------          --------       --------
         Total temporary difference           11,163           (15,554)        (4,391)
                                            --------          --------       --------

      Federal net operating losses            46,645                           46,645
      State net operating losses               3,248                            3,248
      Tax credit carryforwards                 1,630                            1,630
      Alternative minimum tax
        credit carryforwards                     156                              156
                                            --------                         --------
      Total net operating losses
        and tax credits                       51,679                           51,679
                                            --------                         --------
      Valuation allowance                    (48,611)                         (48,611)
                                            --------          --------       --------
      Net deferred tax assets
        and liabilities                     $ 14,231          $(15,554)      $ (1,323)
                                            ========          ========       ========


           The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to expiration of net operating losses and tax credit carryforwards. The change in the valuation allowance is as follows (in thousands):

                                                                     1993          1992
                                                                   ---------    ---------
           Balance at beginning of year                             $(48,611)    $(26,148)
           Net increase in allowance related
             to uncertainty of recovery of
             net operating loss carryforwards                         (3,438)     (24,891)
           Utilization of capital loss
              carryforwards                                              - -        2,428
                                                                    --------      -------
           Balance at end of year                                   $(52,049)    $(48,611)
                                                                    ========     ========

           The annual tax benefit is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax loss. The reasons for the difference are as follows (in thousands):

                                                               1993           %          1992          %           1991          %
                                                             --------        ---       -------        ---        --------       ---
Computed "statutory"
  benefit                                                     $(4,309)       (34)     $(16,841)       (34)        $(6,115)      (34)
Effect of adjustments
  associated with the
  alternative minimum tax                                         - -        - -           - -        - -           3,594        20
Investment and foreign tax credits                                - -        - -           - -        - -            (202)       (1)
Nonutilization of net
  operating losses                                              3,508         28        16,455         33             - -       - -
State income taxes, net of
  federal tax benefit                                            (137)        (1)           41        - -             167         1
                                                              -------        ---       -------       ----         -------       ---

Income tax benefit                                            $  (938)        (7)      $  (345)        (1)        $(2,556)      (14)
                                                              =======        ===       =======       ====         =======       ===


           Certain of the Company's net operating loss carryovers are attributed to preference related items, and therefore are not available to offset alternative minimum taxable income. However, they are available to offset future regular taxable income. At December 31, 1993, the Company had tax basis net operating loss carryovers available to offset future regular and alternative minimum taxable income. These carryovers expire as follows (in thousands):

                                   Regular Tax Net     Alternative Minimum Tax
                                  Operating Losses       Net Operating Losses
                                  ----------------     -----------------------
                        1994         $ 11,009
                        1995           12,590                 $     5
                        1996              268                     268
                        1997            2,020                     695
                        1998           11,005                     308
                        1999            6,235                   1,199
                        2000            3,089                     789
                        2001            4,538                   1,683
                        2002            1,359                     346
                        2003            1,150                     623
                        2004           13,131                     532
                        2005           17,201                     878
                        2006           25,000                   3,105
                        2007           27,088                  17,414
                        2008           27,840                  22,731
                                     --------                 -------
                                     $163,523                 $50,576
                                     ========                 =======


           In addition to the above, the Company had Mexican tax net operating loss carryovers totaling $1,280,000, which expire in 1998.

           During 1992, the Company used prior year capital loss carryovers of approximately $7.4 million to offset 1992 capital gains. At December 31, 1993, for income tax purposes, the Company had approximately $6.0 million of alternative minimum tax net operating losses generated by CoCa Mines Inc. prior to its merger with the Company in 1991. Due to the merger, there are limitations on the amount of these net operating losses that can be utilized in any given year to reduce certain future taxable income.

Note 7:    Long-Term Debt and Credit Agreement

           Long-term debt at December 31, 1993 and 1992, consisted of the following (in thousands):

                                                            1993              1992
                                                          --------          --------
           Zero coupon convertible notes                  $ 48,433          $ 69,376
           Notes payable                                       962               917
           Other long-term debt                                 94                89
                                                          --------          --------

                                                          $ 49,489          $ 70,382
                                                          ========          ========


      Zero Coupon Convertible Notes

           During 1989, the Company issued subordinated zero coupon convertible notes, due June 14, 2004, with a face value at maturity of $201,250,000. These Liquid Yield Option Notes (LYONs) were issued at 30.832% of their face value at maturity which results in an 8% yield compounded semiannually to maturity. These notes are carried net of original issue discount, which is being amortized by the interest method over the life of the issue. The outstanding balances at December 31, 1993 and 1992, include the accrued original issue discount. The noteholder, at his option, may convert each note with a face value of $1,000 into 20.824 shares of the Company's common stock. The notes are redeemable in cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus original issue discount to the date of redemption. The Company will purchase any note with a face value of $1,000 at the option of the holder on June 14, 1994 (Put Feature), at a purchase price of $456.39 (issue price plus original issue discount to such date). The Company, at its option, may pay such purchase price in cash, shares of common stock or extension notes, but not in any combination thereof. However, because of the Company's need to utilize cash for planned capital expenditures, absent any action by the Company, it will pay for any LYONs delivered to it pursuant to the Put Feature by issuing Company common stock. The Company is unable to predict how many LYONs it may be required to purchase pursuant to the Put Feature and cannot predict what effect the Put Feature will have on the market price of Company common stock.

           The Company is currently considering several alternatives with respect to the Put Feature. Among the alternatives being examined by the Company is the sale of additional shares of the Company's common stock (or other Company securities) with the proceeds of such an offering being used to pay cash for LYONs delivered to the Company pursuant to the Put Feature (and any remaining proceeds would be used for the Company's capital expenditures). The Company is also considering amending certain terms of the LYONs in order to make it less likely that the Put Feature will be exercised on June 14, 1994, including changing the conversion ratio to increase the number of shares of the Company's common stock that would be issuable for each LYON. If either of these alternatives is pursued, then additional shares of Company common stock could be issued, although the Company's intent with respect to these alternatives is to issue less shares of Company common stock (other than any securities sold to raise additional funds for capital expenditures) than would be the case if the Company was required to repurchase all of the outstanding LYONs pursuant to the Put Feature on June 14, 1994. However, if the Company takes no action with respect to the Put Feature and is required to purchase all of the outstanding LYONs on June 14, 1994, based upon year end market prices ($11.63 on December 31, 1993), the Company would have to issue approximately 4,300,000 shares of Company common stock. There can be no assurance that the Company will determine to pursue, or be successful in pursuing, any alternative (including and in addition to the alternatives discussed above) to reduce the likelihood that the Put Feature will result in the issuance of a significant amount of the Company's common stock.

           At December 31, 1993, remaining deferred debt issuance costs of approximately $1.4 million incurred in connection with the issuance of this debt is being amortized using the interest method over the life of the issue.

           On May 19, 1992, the Company exchanged 1,120,125 shares of its common stock for 30,900 outstanding LYONs. In the noncash transaction, the Company recorded the issuance of common stock totaling approximately $11.2 million and the reduction of long- term debt and deferred issuance costs totaling approximately $12.0 million and $0.3 million, respectively, recognizing a gain totaling approximately $0.5 million.

           On April 29, 1993, the Company exchanged 2.2 million shares of its common stock for 60,400 outstanding LYONs. The Company recorded the issuance of common stock totaling approximately $24.4 million and the reduction of long-term debt and deferred issuance costs totaling approximately $25.2 million and $0.5 million, respectively, recognizing a gain from this transaction of approximately $0.3 million. The market value of the outstanding LYONs at December 31, 1993, is $48.4 million based on quoted market prices for the debt.

      Notes Payable

           The notes are noninterest-bearing, discounted at 15% and payable in three annual equal amounts from the date of commercial production of the Grouse Creek property which is currently estimated to be October 1994. The fair value of these notes payable approximates the carrying value at December 31, 1993.

      Revolving Credit Agreement

           On January 25, 1993, the Company entered into a secured reducing revolving credit facility. The agreement provided for reducing revolving credit advances of up to $24.0 million. On November 11, 1993, the Company amended this agreement to provide for reducing revolving credit advances of up to $30.0 million. There were no outstanding borrowings under this agreement at December 31, 1993. Pursuant to the amended agreement, the availability under the facility reduces as follows:

               Scheduled             Base Commitment        Base Commitment
             Reduction Date             Reduction              Available
           -----------------         ---------------       ----------------
           December 31, 1995          $ 3,750,000             $26,250,000
           March 31, 1996               3,750,000              22,500,000
           June 30, 1996                3,750,000              18,750,000
           September 30, 1996           3,750,000              15,000,000
           December 31, 1996           15,000,000                     - -

           Commitment fees are 1/2 of 1 percent on the average daily unused portion of the base commitment. The interest rate options are a specified bank's reference rate plus 1/2 percent, a CD Rate plus 1 5/8 percent or the Offshore Rate plus 1 1/2 percent. No compensating balances are required. Borrowings under the agreement are collateralized by the Company's accounts receivable, inventories, and specified marketable securities. The agreement contains restrictive covenants, among others, concerning the maintenance of a minimum net worth, current ratio, leverage ratio, and fixed charge coverage ratio.

Note 8:    Contingencies

           The Company has received notices from the United States Environmental Protection Agency (EPA) that it and numerous other parties are potentially responsible to remediate alleged hazardous substance releases at several sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or Superfund). In addition, in January of 1985, the Company was named, along with a number of other parties, as a third-party defendant in a suit initially brought by the State of Colorado against ASARCO Inc. in December 1983 in Colorado Federal District Court under CERCLA to recover natural resource damages allegedly caused by releases of hazardous substances into the environment from the Yak Tunnel, located near Leadville, Colorado (Leadville Site). The third-party complaint seeks contribution from the third-party defendants for damages which ASARCO may be held liable for in the primary action. In August 1986, the Company was named a defendant in a lawsuit brought in Colorado Federal District Court by the United States of America against the Company and a number of other parties seeking to recover the United States' response costs under CERCLA incurred or to be incurred at the Leadville Site covered by the State of Colorado lawsuit filed previously. The state and federal government CERCLA litigation related to the Leadville Site was consolidated into a single lawsuit on February 2, 1987. In September 1991, the Company entered into an Order on Consent with the EPA and the Department of Justice pursuant to which the Company and the federal government agreed to a three-step process for settling the Company's liability to the federal government at the Leadville Site. As a step in the three-step settlement process, on January 6, 1993, the Colorado Federal District Court entered a Partial Consent Decree between the United States and the Company which resolves all issues concerning the Company's alleged liability to the United States for response costs at the site, except for response costs related to certain mill tailings impoundments located at the Leadville Site. The Company paid the United States $450,000 under the decree. The other two steps in the settlement process at the site relate to the Company finalizing a study of any environmental impacts associated with the tailings impoundments and implementing the appropriate response activity to address these impacts. In July 1993, the Company completed and delivered to EPA the study report analyzing the environmental impacts associated with the tailings impoundments. Based on that study report, EPA has selected a response action for the tailings impoundments which requires capping and providing of vegetation cover for the tailings impoundments. The Company has recently finalized the terms of a consent decree with the federal government providing for the payment by the Company of $516,000 to cover a portion of EPA's past costs at the site and a portion of the costs of the selected response action for the tailings impoundments. The consent decree is in the process of being signed by all parties and must also be approved by the Colorado Federal District Court. Upon final approval of the consent decree, the Company will be released from liability for response costs for the entire Leadville Site. In November 1991, the Company finalized a settlement with two primary liability insurers concerning insurance coverage for the Company's environmental liability at the Leadville Site. The monies received in the insurance settlement in November 1991 are sufficient to cover the Company's CERCLA liability at the site.

           In October 1989, and again in February 1990, the Company was notified by the EPA that the EPA considered the Company a Potentially Responsible Party (PRP) at the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill Site). The EPA has also notified a number of other companies involved in mining or smelting activities in the site area that the EPA has determined they are also PRPs at the site. The EPA has asserted that all PRPs, including the Company, are responsible for the EPA's response costs and for remediating the Bunker Hill Site as a result of the parties' release of hazardous substances at or into the site. In August 1991, the EPA issued a Record of Decision regarding the remedial action plan for the populated areas of the site. During the summers of 1990, 1991, 1992, and 1993, the Company participated, along with a number of other PRPs at the site, in a number of Orders on Consent pursuant to which the participating PRPs agreed to undertake certain limited remedial activities related to the populated areas of the site. The Company has also participated with Gulf USA Corporation, one of the PRPs at the site, in an Order on Consent with the EPA pursuant to which the Company and Gulf USA agreed to undertake certain remedial activity with regard to the hillsides located within the site. The EPA's Record of Decision covering the nonpopulated areas of the site was issued on September 22, 1992. On November 4, 1992, the EPA issued special notice letters under CERCLA to the Company and a number of other PRPs at the site demanding reimbursement of the federal government's past response costs and implementation of the remedial activity covered by the two previous Records of Decision issued for the site. In November 1992, the major PRPs at the site, including the Company, agreed to an allocation of most of the future remedial activity at the site under the Records of Decision. The allocation is between two PRP groups. One PRP group is principally made up of mining companies who operated upstream from the site, and the second PRP group is made up of Gulf USA and other companies who had mining, smelting, or related operations within the site. The allocation for remedial activity among the two PRP groups is based upon a number of factors, including each PRP's level of activity affecting the site and an estimate of the costs to implement the various portions of the site remediation. On January 11, 1993, the Company and certain other PRPs who had received the special notice letters submitted to the EPA an offer which the PRPs deemed should satisfy the government's requirements under CERCLA for a good-faith offer. Under the terms of the offer, the Company and a subset of the participating PRPs would assume responsibility for most residential and commercial soils remediation and other incidental and related activities. A different PRP sub-group, of which the Company is not a member but which includes Gulf USA, would be responsible for implementing most of the remaining site's remedial activities. The responsibility of each PRP group would be several from the responsibilities of the other group, but would be joint and several among the PRPs within each group. The Company estimates most of the proposed remedial activity at the site will be undertaken over a period of five to seven years. The PRPs' good-faith offer did not include payment of any of the government's past response costs. In October 1993, Gulf USA filed voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. Notwithstanding Gulf's bankruptcy filing, the PRP group including the Company has recently finalized the terms of a consent decree with the federal government generally along the allocation of liability set forth in the PRP's good-faith offer. The Company and the other PRPs participating in the consent decree have also agreed to an allocation of costs to implement the work at the Bunker Hill Site under the terms of the consent decree. The consent decree at the Bunker Hill Site is in the process of being executed by all parties and will also be subject to Idaho Federal District Court approval.

           In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, the Idaho Federal District Court, in a separate action, determined that the Coeur d'Alene Indian Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Coeur d'Alene Indian Tribe against the Company. Based upon the Tribe's appeal of the July 1992 district court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title.

           In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and by the Coeur d'Alene Indian Tribe. In two separate decisions issued in August 1992 and in March 1993, the court ruled that the named primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. The Company has not reduced its environmental accrual to reflect any anticipated insurance proceeds.

           The Records of Decision with respect to both the populated and nonpopulated areas for the Bunker Hill Site indicate that future remediation costs total approximately $93.0 million. Additionally, the federal government has asserted that they have incurred approximately $17.0 million in past costs at the site. Because CERCLA assigns joint and several liability among the PRPs, any one of the PRPs, including the Company, could be assessed the entire cost of remediation. However, based upon the terms of the consent decrees and related agreements for the Bunker Hill and Leadville Sites, as described above, the Company has accrued an amount for the Company's share of such remediation and other costs that management presently believes is the most likely amount that the Company will be required to fund. Based upon this analysis, in the fourth quarter of 1993, the Company increased its allowance for CERCLA Superfund Site remedial action costs at the Bunker Hill and Leadville Sites by approximately $0.2 million and $0.3 million, respectively. The total allowance for liability for remedial activity costs at the Bunker Hill and Leadville Sites is $10.2 million and $0.5 million, respectively, as of December 31, 1993. Other than consulting work necessary for the implementation of the Company's allocated portion of the remedial activity at these sites, the Company's accruals do not include any future legal or consulting costs. The Company does not believe that these costs will be material. In addition, the Company has not included any amounts for unasserted claims at these or any other sites because the Company's potential liability has not been asserted or established and amounts, if any, of potential liability are impossible to determine. During 1993, 1992 and 1991, the Company expensed approximately $0.8 million, $8.6 million and $2.8 million, respectively, in connection with the Superfund Sites.

           In December 1993, Industrial Contractors Corp. (ICC) served the Company with a complaint in Federal District Court for the District of Idaho alleging that the Company failed to comply with the terms of the contract between the Company and ICC relating to the earth moving work contracted to ICC at the Company's Grouse Creek gold project. ICC has alleged that the Company owes ICC in excess of $5.0 million not previously paid, including an approximate $1.0 million retention currently held by the Company under the terms of the contract. The Company terminated ICC's work at the Grouse Creek gold project effective November 26, 1993, pursuant to its rights in the contract and is proceeding to rebid the second season of work originally contracted to ICC. The Company has answered the complaint denying the allegations of ICC and has filed a counterclaim against ICC in excess of $2.0 million for damages incurred by the Company as a result of ICC's failure to comply with the terms of the contract. The litigation is in the early stages of discovery; however, the Company hopes to be able to mediate the dispute with ICC prior to proceeding to trial.

           A jury trial is scheduled to commence in March 1994 in Idaho State District Court with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star-Morning Mine, over a dispute between the Company and Star Phoenix with respect to the Company's November 1990 termination of Star Phoenix's lease of the Star-Morning Mine property. Star Phoenix, which is in bankruptcy, alleges the Company wrongfully terminated the lease agreement and interfered the Star Phoenix's contractual relationship with a major vendor and the purchase of concentrates for the Star Phoenix operations. In addition, certain principals of Star Phoenix who guaranteed a portion of the Star Phoenix obligations have made similar claims against the Company. In each case the plaintiffs have asserted that they have incurred damages amounting to millions of dollars as a result of the Company's actions. It is the Company's position that the plaintiffs' claims are without merit and that the Company terminated the lease agreement in accordance with the terms of the agreement. The Company believes it has sufficient defenses to all the plaintiffs' claims, and that the Company will ultimately prevail in this litigation.

           The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions when ultimately concluded and determined and any remaining unaccrued potential liability at the Superfund sites addressed above, will not, in the opinion of management, have a material effect on results of operations or the financial condition of the Company and its subsidiaries.

Note 9:    Employee Benefit Plans

           The Company and certain subsidiaries have pension plans covering substantially all employees. One plan covering eligible salaried and hourly employees provides retirement benefits and is based on the employee's compensation during the highest 36 months of the last 120 months before retirement. Three other pension plans covering eligible hourly employees provide benefits of stated amounts for each year of service.
      It is the Company's policy to make contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus such additional amounts, if any, as the Company and its actuarial consultants consider appropriate. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets for these plans consist principally of equity securities, insurance contracts and corporate and U.S. government obligations.

           Net periodic pension cost (income) for the plans consisted of the following in 1993, 1992 and 1991 (in thousands):

                                                 1993         1992          1991
                                               -------      -------       -------
           Service cost                        $   961      $   872       $   665
           Interest cost                         1,899        1,732         1,735
           Return on plan assets                (2,924)      (2,849)       (2,265)
           Amortization of transition asset       (434)        (434)         (443)
           Amortization of unrecognized
             prior service cost                     45           45            45
           Amortization of unrecognized net
             (gain) loss from earlier periods        6         (305)          - -
                                               -------      -------       -------

                  Net pension income           $  (447)     $  (939)      $  (263)
                                               =======      =======       =======

           The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31, 1993 and 1992 (in thousands):

                                                        1993                1992
                                                      --------            --------
           Actuarial present value of
             benefit obligations:
               Vested benefits                        $ 27,771            $ 26,171
               Nonvested benefits                          764                 395
                                                      --------            --------
           Accumulated benefit obligations              28,535              26,566
           Effect of projected future salary
             and wage increases                          2,205               1,701
                                                      --------            --------

           Projected benefit obligations              $ 30,740            $ 28,267
                                                      ========            ========


           Plan assets                                $ 35,135            $ 35,299
           Projected benefit obligations               (30,740)            (28,267)
                                                      --------            --------
           Plan assets in excess of projected
             benefit obligations                         4,395               7,032
           Unrecognized net gain                          (253)             (2,643)
           Unrecognized prior service cost                 778                 519
           Unrecognized net asset
             at January 1                               (3,515)             (3,950)
                                                      --------            --------

           Pension asset recognized in
             consolidated balance sheets              $  1,405            $    958
                                                      ========            ========


           The projected benefit obligation was calculated applying the following average rates:

                                                         1993              1992
                                                        ------            ------
           Discount rate                                 6.50%             7.00%
           Long-term compensation increase               5.00%             6.00%
           Long-term rate of return on
             plan assets                                 8.50%             8.50%


           In 1988, 1991 and again in 1992, the Company offered a special early retirement option to participants in the Hecla retirement plan with no actuarial reduction in their accrued benefit for early retirement. The costs associated with the 1988 special early retirement program were accrued in 1988 and are being funded out of general corporate funds until the participant reaches normal retirement age or age 60 with 30 years of service, at which time payments will be made by the related pension trust. The 1991 and 1992 special early retirement programs are being funded out of the related pension trust.

           The Company provides certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees. The costs of these benefits are being funded out of general corporate funds. Prior to 1992, the cost of some of these benefits was expensed when payments were made. Other health care and life insurance benefits had been previously accrued. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No.
      106), which
      requires that these postretirement benefits be accrued over the period in which active employees provide services to the Company. At January 1, 1992, the cumulative effect of recording these postretirement benefits was to increase the 1992 net loss by $1.6 million or $0.051 per share.

           Net periodic postretirement benefit cost for 1993 and 1992 included the following components (in thousands):

                                                          1993            1992
                                                          ----            ----
           Service cost                                   $ 28            $ 22
           Interest cost                                   164             179
                                                          ----            ----

           Net postretirement benefit cost                $192            $201
                                                          ====            ====


           Postretirement benefit costs under the previous method were $40,000 in 1991.

           The following table sets forth the status of the postretirement benefits programs (other than pensions) and amounts recognized in the Company's consolidated balance sheets at December 31, 1993 and 1992 (in thousands):

                                                        1993        1992
                                                       -------     -------
      Accumulated postretirement benefit obligation:
           Retirees                                    $(1,569)    $(2,011)
           Fully eligible, active plan participants       (355)       (113)
           Other active plan participants                 (242)       (220)
                                                       -------     -------
                                                        (2,166)     (2,344)
           Unrecognized net (gain) loss                   (191)         50
                                                       -------     -------
      Accumulated postretirement benefit obligation
        recognized in consolidated balance sheet       $(2,357)    $(2,294)
                                                       =======     =======


           The actuarial assumptions used in determining the Company's accumulated postretirement benefit obligation are provided in the table below. Due to the short period which the Company provides medical benefits to its retirees, the increases in medical costs are assumed to be 6% in each year. A 1% change in the assumed health care cost trend rate would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of service and interest cost for 1993 or 1992.

                                                         1993        1992
                                                         -----       -----
           Discount rate                                 6.50%       7.00%
           Trend rate for medical benefits               6.00%       6.00%


           The Company has a Deferred Compensation Plan which permits eligible officers and directors to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and at December 31, 1993 and 1992, amounted to approximately $1.2 million. The Company has insured the lives of certain officers, who participate in the deferred compensation program, to assist in the funding of the deferred compensation liability. The Company is the owner and beneficiary of the insurance policies. At

      December 31, 1993, the cash surrender value of these policies was $2.4 million, which is net of $2.2 million of policy loans.

           The Company has an employees' Capital Accumulation Plan (Plan) which is available to all salaried and certain hourly employees after completion of one year of service. Employees may contribute from 2% to 10% of their compensation to the Plan. Effective January 1, 1993, nonhighly compensated employees may contribute up to 15%. The Company makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. The Company's contributions for both 1993 and 1992 were approximately $158,000 and $149,000 for 1991.

Note 10:   Shareholders' Equity

      Preferred Stock

           In June 1993, the Company completed a public offering of 2.3 million shares of Series B Cumulative Convertible Preferred Stock, par value $0.25 per share (the Preferred Shares). The shares were sold for $50 each and the Company received net proceeds of $110,346,000 from the offering. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors.

           The Preferred Shares are convertible in whole or in part at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The Preferred Shares are not redeemable by the Company prior to July 1, 1996. After such date, the shares will be redeemable at the option of the Company at any time, in whole or in part, initially at $52.45 per share and thereafter at prices declining ratably on each July 1 to $50 per share on or after July 1, 2003.

           Holders of the Preferred Shares have no voting rights except if the Company fails to pay the equivalent of six quarterly dividends. If these dividends are not paid, the holders of Preferred Shares, voting as a class, shall be entitled to elect two additional directors. The holders of Preferred Shares also have voting rights related to certain amendments to the Company's Articles of Incorporation.

           The Preferred Shares rank senior to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50 per share plus all accrued and unpaid dividends.


      Shareholder Rights Plan

           In 1986, the Company adopted a Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The plan was amended effective November 9, 1990. The rights will be triggered once an Acquiring Person, as defined, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alternatives, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $47.50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of 5 cents per right prior to the tenth day after an Acquiring Person acquires 15% of the Company's common stock, and expire in 1996. Additional details are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 19, 1986, and in the amendments dated November 29, 1990 and September 30, 1991.

      Stock Option Plans

           In connection with the Company's 1991 acquisition of CoCa Mines Inc.
      (CoCa), the Company assumed three preexisting CoCa employee stock option plans (CoCa Plans), and converted all options then outstanding under the CoCa Plans into options to acquire shares of the Company's common stock. No further options will be granted under these CoCa Plans.

           The Company adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. At December 31, 1993 and 1992, there were 129,148 and 101,748 shares, respectively, available for grant in the future under the plan. The plan expires in 1997.

           The Company had an incentive stock option plan under which options were granted to purchase common stock at a price not less than the fair market value at date of grant. This plan expired in 1992.

           The aggregate amounts charged (credited) to operations in connection with the plans were $309,000, $(165,000) and $170,000 in 1993, 1992 and
      1991, respectively.

           Transactions concerning stock options are summarized as follows:

                                                                    Incentive             Nonstatutory Stock
                                                              Stock Option Plan               Option Plan
                                                           ----------------------       ---------------------         Total
                                                            Shares      Price           Shares       Price            Shares
                                                           --------  ------------       -------  ------------        -------
Outstanding, December 31, 1990                              151,606   $8.54-10.87       424,281  $ 7.12-18.26        575,887

Year ended December 31, 1991:
  Exercised                                                (104,980)   8.54-10.87       (38,653)   7.12- 8.54       (143,633)
                                                           --------                    --------                     --------

Outstanding, December 31, 1991                               46,626    8.54-10.87       385,628    7.12-18.26        432,254

Year ended December 31, 1992:
  Granted                                                       - -           - -        66,000       10.50           66,000
  Exercised                                                     - -           - -       (37,525)   7.12- 8.54        (37,525)
  Expired                                                   (46,626)   8.54-10.87        (7,500)      10.37          (54,126)
                                                           --------                    --------                     --------

Outstanding, December 31, 1992                                  - -           - -       406,603    7.12-18.26        406,603

Year ended December 31, 1993:
  Granted                                                       - -                         - -                          - -
  Exercised                                                     - -                     (86,443)   7.12-12.25        (86,443)
  Expired                                                       - -                     (18,500)  10.38-12.25        (18,500)
                                                           --------                    --------                     --------

Outstanding, December 31, 1993                                  - -                     301,660  $ 7.12-18.26        301,660
                                                           ========                    ========                     ========


           At December 31, 1993, the Company has outstanding 459,433 warrants to acquire the Company's common stock at an exercise price of $17.81 and 12,859 warrants to acquire the Company's common stock at an exercise price of $12.42. The warrants outstanding are exercisable until May 5, 1994. However, such warrants will expire if, at any time after May 15, 1990, upon 60 calendar days prior notice, the Company's common stock has had an average per share closing public market price of not less than $22.24 for at least 60 consecutive trading days prior to such expiration notice.

Note 11:  Business Segments (in thousands)

                                                                                            1993          1992          1991
                                                                                          --------      --------      --------
     Net sales to unaffiliated customers:
       Metals                                                                             $ 34,851      $ 57,420      $ 77,044
       Industrial minerals                                                                  44,953        43,231        40,524
       Specialty metals                                                                      2,043           - -           - -
                                                                                          --------      --------      --------
                                                                                          $ 81,847      $100,651      $117,568
                                                                                          ========      ========      ========

     Gross profit (loss):
       Metals                                                                             $ (4,088)     $ (1,142)     $  5,339
       Industrial minerals                                                                   5,038         5,012         6,215
       Specialty metals                                                                       (504)          - -           - -
                                                                                          --------      --------      --------
                                                                                          $    446      $  3,870      $ 11,554
                                                                                          ========      ========      ========

     Capital expenditures:
       Metals (including $12,826 in
         Mexico in 1993)                                                                  $ 44,821      $ 19,815      $ 14,527
       Industrial minerals (including
         $5,800 in Mexico in 1993)                                                          11,938         3,203         3,401
       Specialty metals                                                                        - -           - -           - -
       General corporate assets                                                                548           158           957
                                                                                          --------      --------      --------
                                                                                          $ 57,307      $ 23,176      $ 18,885
                                                                                          ========      ========      ========

     Depreciation, depletion and amortization:
       Metals                                                                             $  6,818      $  9,305      $ 16,847
       Industrial minerals                                                                   3,718         4,188         4,314
       Specialty metals                                                                         33           - -           - -
       General corporate assets                                                                392           819           692
                                                                                          --------      --------      --------
                                                                                          $ 10,961      $ 14,312      $ 21,853
                                                                                          ========      ========      ========

     Identifiable assets:
       Metals (including $21,028 in
         Mexico in 1993)                                                                  $126,912      $127,833      $167,794
       Industrial minerals (including
         $7,054 in Mexico in 1993)                                                          68,068        46,488        47,452
       Specialty metals                                                                      4,197           - -           - -
       General corporate assets                                                             78,431        42,850        32,996
       Idle facilities                                                                      55,270         5,272         9,879
                                                                                          --------      --------      --------
                                                                                          $332,878      $222,443      $258,121
                                                                                          ========      ========      ========


           Net sales, costs and identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, receivables, investments and corporate property, plant and equipment. As a result of depressed metals prices, operations were suspended at the Greens Creek mine in April 1993 and the property was placed on a care-and-maintenance basis pending resumptions of operations. At December 31, 1993, the Company's recorded net book value of identifiable assets of the Greens Creek mine was approximately $50.3 million. This amount has been classified in the Idle Facilities category at December 31, 1993.

                       Letterhead of Coopers & Lybrand


                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


The Board of Directors and Shareholders
Hecla Mining Company


Our report on the consolidated financial statements of Hecla Mining Company and subsidiaries is included in this Form 10-K and covers the financial statements listed under Item 14(a) of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed under Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                /s/Coopers & Lybrand
                COOPERS & LYBRAND

Spokane, Washington
February 3, 1994, except for
        Note 5, as to which the
        date is February 8, 1994

                                                                      SCHEDULE V



                     HECLA MINING COMPANY and SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT - For the Years Ended December 31, 1993, 1992 and
                                     1991
                             (dollars in thousands)





                Column A                     Column B       Column C        Column D           Column E            Column F
- ----------------------------------------    ----------     ----------      -----------      ----------------     --------------
                                            Balance at
                                             Beginning      Additions                        Other Change       Balance at End
              Classification                 of Period     at Cost(1)      Retirements       Add (Deduct)(2)        of Period
- ----------------------------------------    ----------     ----------      -----------      ----------------     --------------
Year ended December 31, 1993:
  Mining properties                         $  39,811      $   2,067       $      20         $  13,126           $  54,984
  Deferred development costs                  127,529         40,336             317           (13,543)            154,005
  Plants and equipment                        167,873         15,615           5,421               573             178,640
  Land                                          6,176            721             800                66               6,163
                                            ---------      ---------       ---------         ---------           ---------
                                            $ 341,389      $  58,739(3)    $   6,558         $     222           $ 393,792
                                            =========      =========       =========         =========           =========

Year ended December 31, 1992:
  Mining properties(5)                      $  36,105      $   3,057       $       7         $     656           $  39,811
  Deferred development costs                  128,858         12,326           1,644           (12,011)            127,529
  Plants and equipment                        182,468          7,620           5,083           (17,132)            167,873
  Land                                          5,667            173             - -               336               6,176
                                            ---------      ---------       ---------         ---------           ---------
                                            $ 353,098      $  23,176(3)    $   6,734         $ (28,151)(4)       $ 341,389
                                            =========      =========       =========         =========           =========

Year ended December 31, 1991:
  Mining properties(5)                      $  35,455      $     650       $     - -         $     - -           $  36,105
  Deferred development costs                  117,701         11,442             436               151             128,858
  Plants and equipment                        177,887          7,265           2,533              (151)            182,468
  Land                                          5,550            117             - -               - -               5,667
                                            ---------      ---------       ---------         ---------           ---------
                                            $ 336,593      $  19,474(3)    $   2,969         $     - -           $ 353,098
                                            =========      =========       =========         =========           =========



          Notes:
                 (1) See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's depreciation, depletion and amortization policies. The amounts in 1993 include the acquisition of Mountain West Bark Products, Inc. for the issuance of 655,000 shares of the Company's common stock valued at $6.3 million, of which $4.6 million was allocated to property, plant and equipment. The amounts in 1992 include the acquisition of mineral concessions for the issuance of 184,862 shares of the Company's common stock valued at $1.8 million.

                 (2) Reclassifications primarily to other asset accounts and transfers between plants and equipment and deferred development costs.

                 (3) See "Management's Discussions and Analysis" for major capital expenditures.

                 (4) Represents the write-down of the Company's interest in several mining properties. See Note 5 of Notes to Consolidated Financial Statements for discussion.

                 (5) Reflects reclassification made in 1992 of the Company's investment in the mining properties of Consolidated Silver Corporation from other investments to mining properties.

                                                                     SCHEDULE VI



                     HECLA MINING COMPANY and SUBSIDIARIES

  ACCUMULATED DEPRECIATION, DEPLETION and AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT

              For the Years Ended December 31, 1993, 1992 and 1991
                             (dollars in thousands)




                Column A                     Column B        Column C        Column D          Column E            Column F
- ---------------------------------------     ----------      ---------       -----------     ---------------     --------------
                                            Balance at
                                            Beginning       Additions                        Other Change       Balance at End
              Description                   of Period        At Cost        Retirements     Add (Deduct)(1)       of Period
- ---------------------------------------     ----------      ---------       -----------     ---------------     --------------
Year ended December 31, 1993:
  Mining properties                         $   8,406      $   2,004       $      20         $    (910)          $   9,480
  Deferred development costs                   52,909          2,919           2,028              (217)             53,583
  Plants and equipment                        100,247          7,246             757             1,123             107,859
                                            ---------      ---------       ---------         ---------           ---------
                                            $ 161,562      $  12,169       $   2,805         $      (4)          $ 170,922
                                            =========      =========       =========         =========           =========

Year ended December 31, 1992:
  Mining properties                         $   6,268      $     691       $     - -         $   1,447           $   8,406
  Deferred development costs                   50,439          6,617           2,076            (2,071)             52,909
  Plants and equipment                         97,375          6,565           4,147               454             100,247
                                            ---------      ---------       ---------         ---------           ---------
                                            $ 154,082      $  13,873       $   6,223         $    (170)          $ 161,562
                                            =========      =========       =========         =========           =========


Year ended December 31, 1991:
  Mining properties                         $   6,214      $      54       $     - -         $     - -           $   6,268
  Deferred development costs                   43,197          7,242             - -               - -              50,439
  Plants and equipment                         85,704         13,210           1,539               - -              97,375
                                            ---------      ---------       ---------         ---------           ---------
                                            $ 135,115      $  20,506       $   1,539         $     - -           $ 154,082
                                            =========      =========       =========         =========           =========





                 (1) Other change due to reclassification between categories of accumulated depreciation, depletion and amortization of property, plant and equipment.

                                                                      SCHEDULE X


                     HECLA MINING COMPANY and SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

              For the Years Ended December 31, 1993, 1992 and 1991
                             (dollars in thousands)



                     Column A                             Column B
- -----------------------------------------------  -----------------------------
                     Item Note (2)               Charged to Costs and Expenses
- -----------------------------------------------  -----------------------------
Year ended December 31-1993:

   1.  Maintenance and repairs                           Note (1)

   3.  Taxes, other than payroll and income              $ 1,132
       taxes (principally property taxes)

   4.  Royalties paid                                    $   685

Year ended December 31-1992:

   1.  Maintenance and repairs                           Note (1)

   3.  Taxes, other than payroll and income              $ 2,457
            taxes (principally property taxes)

   4.  Royalties paid                                    $   628

Year ended December 31-1991:

   1.  Maintenance and repairs                           Note (1)

   3.  Taxes, other than payroll and income              $ 2,523

   4.  Royalties paid                                    $ 1,055





Notes:
          (1) The accounts of the Company do not segregate the amounts of maintenance and repairs, and it is not practicable to obtain the information.

          (2) Items where no information is provided were less than 1% of total sales and revenues.

               HECLA MINING COMPANY and WHOLLY OWNED SUBSIDIARIES

                         FORM 10-K - December 31, 1993

                               INDEX TO EXHIBITS


                                                                     Sequential
                                                                        Page
                 Number and Description of Exhibits                    Number1
                 ----------------------------------                  -----------
3.1(a)           Certificate of Incorporation of the
                 Registrant as amended to date.3

3.1(b)           Certificate of Amendment of Certificate
                 of Incorporation of the Registrant,
                 dated as of May 16, 1991.

3.1(c) Certificate of Designations, Preferences and Rights of Series A Junior
                 Participating Preferred Stock of the
                 Registrant.3

3.1(d) Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible
                 Preferred Stock of the Registrant.3

3.2              By-Laws of the Registrant as amended
                 to date.3

4.1(a) Rights Agreement dated as of May 9, 1986 between Hecla Mining Company and Manufac-turers Hanover Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred
                 Stock of Hecla Mining Company as Exhibit A, the form of Right Certificate as Exhibit B and the summary of Rights to Purchase
                 Preferred Shares as Exhibit C.3

4.1(b)           Amendment, dated as of November 9, 1990
                 to the Rights Agreement dated as of May 9, 1986 between Hecla Mining Company and
                 Manufacturers Hanover Trust Company.3

4.1(c)           Second Amendment to Rights Agreement dated
                 September 30, 1991, between Hecla Mining
                 Company and Manufacturers Hanover Trust
                 Company.

                                                                     Sequential
                                                                        Page
                 Number and Description of Exhibits                    Number1
                 ----------------------------------                  -----------
4.1(d)           Hecla Mining Company Notice Letter to
                 Shareholders, being holders of Rights
                 Certificates, appointing American Stock
                 Transfer & Trust Company as Rights Agent,
                 successor to Manufacturers Hanover Trust
                 Company, effective September 30, 1991,
                 pursuant to Section 21 of the Rights
                 Agreement.

4.2              Form of Certificate for Liquid Yield
                 Option(TM) Note3

4.3 Form of Indenture dated as of June 1, 1989, between Hecla Mining Company and Manufacturers
                 Hanover Trust Company, as Trustee, related to
                 Liquid Yield Option(TM) Notes due 2004 (Zero
                 Coupon - Subordinated)3

4.4              Form of Extension Indenture between Hecla
                 Mining Company and Manufacturers Hanover
                 Trust Company, as Trustee, related to
                 Subordinated Extension Notes due 20043

10.1(a) Credit Agreement dated as of January 25, 1993, among the Registrant and certain of Registrant's subsidiaries, and Mase Westpac Limited, New York
                 Branch, Nations Bank of Texas, Bank of America
                 National Trust and Savings Association, West One
                 Bank, Idaho, N.A., and Seattle-First
                 National Bank.3

10.1(b)          First Amendment to Credit Agreement dated as of
                 April 12, 1993, among the Registrant and certain of Registrant's subsidiaries, and Mase Westpac
                 Limited, as Agent for the Banks participating therein.

10.1(c)          Second Amendment to Credit Agreement dated as of        97-106
                 August 11, 1993, among the Registrant and certain
                 of Registrant's subsidiaries, and Mase Westpac
                 Limited, as Agent for the Banks participating
                 therein.

10.1(d)          Third Amendment to Credit Agreement dated as of        107-114
                 November 9, 1993, among the Registrant and
                 certain of Registrant's subsidiaries, and Mase
                 Westpac Limited, as Agent for the Banks
                 participating therein.

                                                                     Sequential
                                                                        Page
                 Number and Description of Exhibits                    Number1
                 ----------------------------------                  -----------
10.2             Employment agreement dated November 10, 1989
                 between Hecla Mining Company and Arthur Brown.
                 (Registrant has substantially identical agree-
                 ments with each of Messrs. Joseph T. Heatherly,
                 Roger A. Kauffman, Ralph R. Noyes, John P.
                 Stilwell, and Michael B. White.  Such
                 substantially identical agreements are not
                 included as separate Exhibits.)2,3

10.3(a) Form of Deferred Compensation Plan Agreement for Officers of the Registrant, as amended
                 February 12, 1988.2,3

10.3(b) Form of Deferred Compensation Plan Agreement for Directors of the Registrant, as amended
                 November 8, 1985.2,3

10.4             1987 Nonstatutory Stock Option Plan of the
                 Registrant.2,3

10.5(a)          Hecla Mining Company Retirement Plan for
                 Employees and Supplemental Retirement and
                 Death Benefit Plan.2,3

10.5(b)          Supplemental Retirement Benefit Plan.2,3

10.6             Form of Indemnification Agreement dated
                 May 27, 1987 between Hecla Mining Company and each of its Directors and Officers.2,3

10.7(a) Purchase and Sale Agreement between Registrant as "Purchaser" and Amselco Minerals Inc. as
                 "Seller" and Greens Creek Mining Company and
                 Hawk Inlet Company, dated March 17, 1987, together with Assignment of Interest in Joint
                 Venture Agreement dated May 29, 1987.3

10.7(b)          Joint Venture Agreement between the Registrant,
                 Greens Creek Mining Company, Hawk Inlet
                 Company, Amselco Minerals Inc., Exalas Resources
                 Corporation and CSX Oil & Gas Corporation, as last amended June 2, 1987 by Fifth Amendment.3

10.8             Purchase Agreement dated October 26, 1993,             115-186
                 among Registrant as Purchaser and Gerald and Gae
                 Taylor, Frank J. and Sharon D. Daniels, Dee R.
                 and Donna Thueson, Clair O. and Ann B. Thueson
                 and Neil H. and Linda J. Knudsen as Sellers.

                                                                     Sequential
                                                                        Page
                 Number and Description of Exhibits                    Number1
                 ----------------------------------                  -----------
10.9             Acquisition Agreement dated as of December 29,
                 1993, by and among Registrant and B.P.Y.A.
                 1193 Holdings Ltd., 1057451 Ontario Limited
                 and Equinox Resources Ltd.3

10.10(a) Acquisition Agreement - Grouse Creek Project, dated January 21, 1994, among Registrant,
                 Great Lakes Idaho Inc. and Great Lakes
                 Minerals Inc.3

10.10(b)         Mining Venture Agreement dated as of February 8,
                 1994, between Registrant and Great Lakes Idaho
                 Inc.3

11.              Computation of weighted average number of                  187
                 common shares outstanding.

22.              List of subsidiaries of the registrant.                    189

24.              Consent of Coopers & Lybrand to incorpor-                  191
                 ation by reference of their report dated
                 February 3, 1994, on the Consolidated
                 Financial Statements of the Registrant
                 in the Registrant's Registration Statements
                 on Form S-3, No. 33-72834, Form S-8,
                 No. 33-7833, No. 33-41833, No. 33-14758
                 and No. 33-40691.


- ------------------------
1. This information appears only in the manually signed, original, sequentially numbered copy of this report.

2.        Indicates a management contract or compensatory plan or arrangement.

3. These exhibits were filed as indicated on the following page and are incorporated herein by this reference thereto:

                      Corresponding Exhibit in Annual Report on
                      Form 10-K, Quarterly Report on Form 10-Q,
Exhibit in            Current Report on Form 8-K, Proxy Statement
this Report           or Registration Statement, as Indicated
- -----------           ---------------------------------------
   3.1(a) & (b)       3.1 (10-K for 1987 - File No. 1-8491)
   3.1(c) & (d)       4.1(d)(c) and 4.5 (Quarterly Report on
                      Form 10-Q dated June 30, 1993)
   3.2                2 (Current Report on Form 8-K dated
                      November 9, 1990 - File No. 1-8491)
   4.1(a)             1 (Current Report on Form 8-K dated
                      May 23, 1986 - File No. 1-8491)
   4.1(b)             1 (Current Report on Form 8-K dated
                      November 9, 1990 - File No. 1-8491)
   4.1(c)             4.1(c)(10-K for 1991 - File No. 1-8491)
   4.1(d)             4.1(d)(10-K for 1991 - File No. 1-8491)
   4.2                4.1 (Registration Statement No. 33-28648)
   4.3                4.2 (Registration Statement No. 33-28648)
   4.4                4.4 (Registration Statement No. 33-28648)
  10.1(a)             10.1(10-K for 1992 - File No. 1-8491)
  10.1(b)             10.1(b)(Quarterly Report on Form 10-Q
                      dated June 30, 1993)
  10.2                10.2(b) (10-K for 1989 - File No. 1-8491)
  10.3(a)             10.7(a) (10-K for 1988 - File No. 1-8491)
  10.3(b)             10.9(b) (10-K for 1985 - File No. 1-8491)
  10.4                B (Proxy Statement dated March 20, 1987 -
                      File No. 1-8491)
  10.5(a)             10.11(a) (10-K for 1985 - File No. 1-8491)
  10.5(b)             10.11(b) (10-K for 1985 - File No. 1-8491)
  10.6                10.15 (10-K for 1987 - File No. 1-8491)
  10.7(a)             10.16(a) (10-K for 1987 - File No. 1-8491)
  10.7(b)             10.16(b) (10-K for 1987 -File No. 1-8491)
  10.9                Exhibit 2 (Schedule 13D dated January 7,
                      1993 - filed by Registrant with respect
                      to Equinox Resources Ltd.
  10.10(a)            (c)1(Current Report on Form 8-K dated
                      February 10, 1994 - File No. 1-8491)
  10.10(b)            (c)2(Current Report on Form 8-K dated
                      February 10, 1994 - File No. 1-8491)