Form 10-Q
period 1994-03-31
HECLA MINING CO/DE/
filed 1994-05-12
CIK 719413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1994

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number 1-8491


                              HECLA MINING COMPANY
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     82-0126240
- - -------------------------------------------       ----------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    6500 Mineral Drive
    Coeur d'Alene, Idaho                                  83814-8788
- - -------------------------------------------       ----------------------------
(Address of principal executive offices)                    (Zip Code)

                                  208-769-4100
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .    No ____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding May 11, 1994
- - -------------------------------------------       ----------------------------
Common stock, par value 25c. per share                48,055,447    shares

                     HECLA MINING COMPANY and SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1994



                                   I N D E X

                                                                                  Page
                                                                                  ----
PART I. - Financial Information

     Item l - Consolidated Balance Sheets - March 31, 1994
              and December 31, 1993                                                 3

            - Consolidated Statements of Operations - Three Months
              Ended March 31, 1994 and 1993                                         4

            - Consolidated Statements of Cash Flows - Three
              Months Ended March 31, 1994 and 1993                                  5

            - Notes to Consolidated Financial Statements                            6

     Item 2 - Management's Discussion and Analysis of Financial                    13
              Condition and Results of Operations


PART II. - Other Information

     Item 1 - Legal Proceedings                                                    20

     Item 6 - Exhibits and Reports on Form 8-K                                     20

                        PART I - FINANCIAL INFORMATION

                     HECLA MINING COMPANY and SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                            (dollars in thousands)


                                                                           March 31,                December 31,
                                                                             1994                       1993
                                                                          ----------                -----------
                                                                                                      (Note 2)
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents                                                 $  55,826                 $  40,031
  Short-term investments                                                           72                    27,636
  Accounts and notes receivable                                                26,503                    18,841
  Inventories (Note 4)                                                         13,812                    15,020
  Other current assets                                                          2,222                     2,003
                                                                            ---------                 ---------
       Total current assets                                                    98,435                   103,531
Investments                                                                     6,266                     6,565
Properties, plants and equipment, net                                         226,311                   229,055
Other noncurrent assets                                                         6,624                     7,002
                                                                            ---------                 ---------

       Total assets                                                         $ 337,636                 $ 346,153

                                                                            =========                 =========

                                 LIABILITIES
                                 -----------

Current liabilities:
  Accounts payable and accrued expenses                                     $  15,509                 $  17,312
  Accrued payroll and related benefits                                          2,150                     2,056
  Preferred stock dividends payable                                             2,013                     2,012
  Accrued taxes                                                                 1,289                       928
                                                                            ---------                 ---------
       Total current liabilities                                               20,961                    22,308
Deferred income taxes                                                             359                       359
Deferred revenue                                                                  161                        36
Long-term debt                                                                 51,008                    50,009
Accrued reclamation costs                                                      23,597                    24,947
Other noncurrent liabilities                                                    3,559                     3,822
                                                                            ---------                 ---------
       Total liabilities                                                       99,645                   101,481
                                                                            ---------                 ---------


                            SHAREHOLDERS' EQUITY
                            --------------------

Preferred stock, 25c. par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000,
  liquidation preference $117,012                                                 575                       575
Common stock, 25c. par value,
  authorized 100,000,000 shares;
  issued 1994 - 40,587,667;
  issued 1993 - 40,320,761                                                     10,147                    10,080
Capital surplus                                                               266,704                   265,687
Retained deficit                                                              (38,437)                  (30,774)
                                                                            ---------                 ---------
                                                                              238,989                   245,568
Foreign currency translation adjustment                                          (100)                       --
Net unrealized loss on marketable
  equity securities                                                               (10)                       (8)
Less common stock reacquired at cost;
  1994 - 62,239 shares, 1993 - 62,226 shares                                     (888)                     (888)
                                                                            ---------                 ---------
              Total shareholders' equity                                      237,991                   244,672
                                                                            ---------                 ---------
       Total liabilities and shareholders' equity                           $ 337,636                 $ 346,153

                                                                            =========                 =========


The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
        (dollars and shares in thousands, except for per-share amounts)


                                                                                      Three Months Ended
                                                                            -------------------------------------
                                                                            March 31, 1994         March 31, 1993
                                                                            --------------         --------------
                                                                                                      (Note 2)
Sales of products                                                           $  26,340                 $  23,779
                                                                            ---------                 ---------

Cost of sales and other direct production costs                                24,671                    21,177
Depreciation, depletion and amortization                                        2,620                     3,948
                                                                            ---------                 ---------
                                                                               27,291                    25,125
                                                                            ---------                 ---------
Gross loss                                                                       (951)                   (1,346)
                                                                            ---------                 ---------
Other operating expenses:
  General and administrative                                                    4,559                     1,754
  Exploration                                                                   2,108                     1,155
  Research                                                                        - -                        19
  Depreciation and amortization                                                   182                       126
  Provision for closed operations and
    environmental matters                                                         240                       187
                                                                            ---------                 ---------
                                                                                7,089                     3,241
                                                                            ---------                 ---------

Loss from operations                                                           (8,040)                   (4,587)
                                                                            ---------                 ---------

Other income (expense):
  Interest and other income                                                     1,314                       151
  Other expense                                                                   - -                       (20)
  Gain (loss) on sale of investments                                            1,328                       (69)
  Minority interest in net loss of
    subsidiaries                                                                  - -                        15
  Interest expense:
    Total interest cost                                                        (1,149)                   (1,543)
    Less amount capitalized                                                       965                       665
                                                                            ---------                 ---------
                                                                                2,458                      (801)
                                                                            ---------                 ---------

Loss before income taxes                                                       (5,582)                   (5,388)
Income tax provision (Note 3)                                                     (68)                      (70)
                                                                            ---------                 ---------

Net loss                                                                       (5,650)                   (5,458)
Preferred stock dividends                                                      (2,013)                      - -
                                                                            ---------                 ---------

Net loss applicable to common shareholders                                  $  (7,663)                $  (5,458)

                                                                            =========                 =========

Net loss per common share                                                      $(0.19)                   $(0.15)

                                                                               ======                    ======


Cash dividends per common share                                                $  - -                    $  - -

                                                                               ======                    ======

Weighted average number of common
  shares outstanding                                                           40,341                    36,264

                                                                               ======                    ======


The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)


                                                                                           Three Months Ended
                                                                                  ------------------------------------
                                                                                  March 31, 1994        March 31, 1993
                                                                                  --------------        --------------
                                                                                                           (Note 2)
Operating activities:
  Net loss                                                                        $  (5,650)              $  (5,458)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                                          2,802                   4,074
    Gain on disposition of properties,
      plants and equipment                                                             (579)                     (3)
    Gain on sale of investments                                                      (1,328)                    - -
    Accretion of interest on long-term debt                                             999                   1,399
    Provision for reclamation and closure costs                                         123                     152
    Minority interest in net loss of
      subsidiaries                                                                      - -                      15
  Change in:
    Accounts and notes receivable                                                    (7,662)                 (4,007)
    Inventories                                                                       1,208                      95
    Other current assets                                                               (219)                     98
    Accounts payable and accrued expenses                                            (1,803)                  2,130
    Accrued payroll and related benefits                                                 94                     (73)
    Accrued taxes                                                                       361                     101
    Noncurrent liabilities                                                             (263)                   (828)
                                                                                  ---------               ---------
Net cash applied to operating activities                                            (11,917)                 (2,305)
                                                                                  ---------               ---------

Investing activities:
  Additions to properties, plants and equipment                                     (11,510)                 (3,662)
  Proceeds from disposition of properties,
    plants and equipment                                                             13,381                       4
  Purchase of investments and increase in cash
    surrender value of life insurance                                                (1,191)                   (124)
  Proceeds from maturity of short-term investments
    and sale of investments                                                          30,470                     - -
  Other, net                                                                         (2,634)                     98
                                                                                  ---------               ---------
Net cash provided by (applied to) investing activities                               28,516                  (3,684)
                                                                                  ---------               ---------

Financing activities:
  Common stock issued under stock option plan                                         1,084                      24
  Dividends on preferred stock                                                       (2,013)                    - -
  Bank borrowings                                                                       - -                   7,000
  Increase in deferred revenue                                                          125                     - -
                                                                                  ---------               ---------
Net cash provided by (applied to) financing activities                                 (804)                  7,024
                                                                                  ---------               ---------

Change in cash and cash equivalents:
  Net increase in cash and cash equivalents                                          15,795                   1,035
  Cash and cash equivalents at beginning of period                                   40,031                   5,426
                                                                                  ---------               ---------

Cash and cash equivalents at end of period                                        $  55,826               $   6,461

                                                                                  =========               =========

Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest                                                                        $    85                 $    99
                                                                                    =======                 =======
    Income tax payments                                                             $   182                 $    71
                                                                                    =======                 =======





The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1. The notes to the Company's 1993 historical financial statements included in its Form 10-K filing with the Securities and Exchange Commission and the notes to the Company's 1993 supplemental consolidated financial statements, which reflects the pooling of interests with Equinox Resources Ltd., as set forth in the Company's Amendment No. 3 to Form S-3 Registration Statement as filed with the Securities and Exchange Commission on May 4, 1994, substantially apply to the interim consolidated financial statements for the three months ended March 31, 1994, and are not repeated here.


Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1993, was derived from the audited supplemental consolidated balance sheet described in Note 1 above. The balance sheet as of December 31, 1993, the statements of operations and cash flows for the three-months ended March 31, 1993, as previously reported, have been restated to give retroactive effect to the acquisition by the Company of Equinox Resources Ltd. ("Equinox") on March 11, 1994, which has been accounted for as a pooling of interests.

          Separate operating results of the combining entities for the three month periods ended March 31, 1994 and 1993 are as follows (in thousands):



                                                             March 31,
                                                   ---------------------------
                                                     1994             1993
                                                   --------          --------
              Sale of products:
                   Hecla                           $ 23,704          $ 20,869
                   Equinox                            2,636             2,910
                                                   --------          --------
                                                   $ 26,340          $ 23,779
                                                   ========          ========
              Net loss applicable to common
                shareholders:
                   Hecla                           $  6,603          $  4,771
                   Equinox                            1,060               687
                                                   --------          --------
                                                   $  7,663          $  5,458
                                                   ========          ========

                     HECLA MINING COMPANY and SUBSIDIARIES

Note 3. The components of the income tax provision for the three months ended March 31, 1994 and 1993 are as follows (in thousands):


                                                  1994              1993
                                                -------           -------
          Current:
            State income taxes                  $    68           $    70
            Federal income tax benefit              - -               - -
                                                -------           -------
             Total current benefit                   68                70
          Deferred income tax provision             - -               - -
                                                -------           -------
             Total tax provision                $    68           $    70
                                                =======           =======


              The Company's income tax provision for the first three months of 1994 and 1993 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the nonutilization of net operating losses.



Note 4.       Inventories consist of the following (in thousands):


                                                    March 31,    December 31,
                                                      1994           1993
                                                    --------     ------------
              Concentrates and metals in transit
                and other products                  $  2,153         $  2,615
              Industrial mineral products              4,826            5,260
              Materials and supplies                   6,833            7,145
                                                    --------         --------
                                                    $ 13,812         $ 15,020
                                                    ========         ========

                     HECLA MINING COMPANY and SUBSIDIARIES

Note 5. The Company has received notices from the United States Environmental Protection Agency ("EPA") that it and numerous other parties are potentially responsible to remediate alleged hazardous substance releases at several sites under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"). In addition, in January of 1985, the Company was named, along with a number of other parties, as a third-party defendant in a suit initially brought by the State of Colorado against ASARCO Incorporated ("ASARCO") in December 1983 in Colorado Federal District Court under CERCLA to recover natural resource damages allegedly caused by releases of hazardous substances into the environment from the Yak Tunnel, located near Leadville, Colorado ("Leadville Site"). The third-party complaint seeks contribution from the third-party defendants for damages which ASARCO may be held liable for in the primary action. In August 1986, the Company was named a defendant in a lawsuit brought in Colorado Federal District Court by the United States of America against the Company and a number of other parties seeking to recover the United States' response costs under CERCLA incurred or to be incurred at the Leadville Site covered by the State of Colorado lawsuit filed previously. The state and federal government CERCLA litigation related to the Leadville Site was consolidated into a single lawsuit on February 2, 1987. In September 1991, the Company entered into an Order on Consent with the EPA and the Department of Justice pursuant to which the Company and the federal government agreed to a three-step process for settling the Company's liability to the federal government at the Leadville Site. As a step in the three-step settlement process, on January 6, 1993, the Colorado Federal District Court entered a Partial Consent Decree between the United States and the Company which resolves all issues concerning the Company's alleged liability to the United States for response costs at the site, except for response costs related to certain mill tailings impoundments located at the Leadville Site. The Company paid the United States $450,000 under the decree. The other two steps in the settlement process at the site related to the Company finalizing a study of any environmental impacts associated with the tailings impoundments and implementing the appropriate response activity to address these impacts. In July 1993, the Company completed and delivered to EPA the study report analyzing the environmental impacts associated with the tailings impoundments. Based on that study report, EPA has selected a response action for the tailings impoundments which requires capping and providing of vegetation cover for the tailings impoundments. The Company has recently finalized the terms of a consent decree with the federal government providing for the payment by the Company of $516,000 to cover a portion of EPA's past costs at the site and a portion of the costs of the selected response action for the tailings impoundments. The consent decree has been signed by all parties and must be approved by the Colorado Federal District Court. Upon final approval of the consent decree, the Company will be released from liability for response costs for the entire Leadville Site. In November 1991, the Company finalized a settlement with two primary liability insurers concerning insurance coverage for the Company's environmental liability at the Leadville Site. The monies received in the insurance settlement in November 1991 are sufficient to cover the Company's CERCLA liability at the site.

                     HECLA MINING COMPANY and SUBSIDIARIES

          In October 1989, and again in February 1990, the Company was notified by the EPA that the EPA considered the Company a Potentially Responsible Party ("PRP") at the Bunker Hill Superfund Site located at Kellogg, Idaho ("Bunker Hill Site"). The EPA has also notified a number of other companies involved in mining or smelting activities in the site area that the EPA has determined they are also PRPs at the site. The EPA has asserted that all PRPs, including the Company, are responsible for the EPA's response costs and for remediating the Bunker Hill Site as a result of the parties' release of hazardous substances at or into the site. In August 1991, the EPA issued a Record of Decision regarding the remedial action plan for the populated areas of the site. During the summers of 1990, 1991, 1992 and 1993, the Company participated, along with a number of other PRPs at the site, in a number of Orders on Consent pursuant to which the participating PRPs agreed to undertake certain limited remedial activities related to the populated areas of the site. The Company has also participated with Gulf USA Corporation ("Gulf USA"), one of the PRPs at the site, in an Order on Consent with the EPA pursuant to which the Company and Gulf USA agreed to undertake certain remedial activity with regard to the hillsides located within the site. The EPA's Record of Decision covering the nonpopulated areas of the site was issued on September 22, 1992. On November 4, 1992, the EPA issued special notice letters under CERCLA to the Company and a number of other PRPs at the site demanding reimbursement of the federal government's past response costs and implementation of the remedial activity covered by the two previous Records of Decision issued for the site. In November of 1992, the major PRPs at the site, including the Company, agreed to an allocation of most of the future remedial activity at the site under the Records of Decision. The allocation is between two PRP groups. One PRP group is principally made up of mining companies who operated upstream from the site, and the second PRP group is made up of Gulf USA and other companies who had mining, smelting, or related operations within the site. The allocation for remedial activity among the two PRP groups is based upon a number of factors, including each PRP's level of activity affecting the site and an estimate of the costs to implement the various portions of the site remediation. On January 11, 1993, the Company and certain other PRPs, who had received the special notice letters, submitted to the EPA an offer which the PRPs deemed should satisfy the government's requirements under CERCLA for a good-faith offer. Under the terms of the offer, the Company and a subset of the participating PRPs would assume responsibility for most residential and commercial soils remediation and other incidental and related activities. A different PRP sub-group, of which the Company is not a member but which includes Gulf USA, would be responsible for implementing most of the remaining site's remedial activities. The responsibility of each PRP group would be several from the responsibilities of the other group, but would be joint and several among the PRPs within each group. The Company estimates most of the proposed remedial activity at the site will be undertaken over a period of five to seven years. The PRPs' good faith offer did not include payment of any of the government's past response costs. In October 1993, Gulf USA filed voluntary bankruptcy under Chapter 11 of the United States Bankruptcy Code. Notwithstanding Gulf USA's bankruptcy filing, the PRP group including the Company has recently finalized the terms of a consent decree with the federal government and the State of Idaho generally along the

                     HECLA MINING COMPANY and SUBSIDIARIES

          allocation of liability set forth in the PRPs' good faith offer. The Company and the other PRPs participating in the consent decree agreed to an allocation of costs to implement the work at the Bunker Hill Site under the terms of the consent decree. The consent decree at the Bunker Hill Site has been signed by all parties and is subject to Idaho Federal District Court approval.

          In July 1991, the Coeur d'Alene Indian Tribe (the "Tribe") brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, the Idaho Federal District Court, in a separate action, determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 district court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title.

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. The Company has not reduced its environmental accrual to reflect any anticipated insurance proceeds.

          The Records of Decision with respect to both the populated and nonpopulated areas for the Bunker Hill Site indicate that future remediation costs total approximately $93.0 million. Additionally, the federal government has asserted that it has incurred approximately $17.0 million in past costs at the site. Because CERCLA assigns joint and several liability among the PRPs, any one of the PRPs, including the Company, could be assessed the entire cost of remediation. However, based upon the terms of the consent decrees and related agreements for the Bunker Hill and Leadville Sites, as described above, the Company has accrued an amount for the Company's share of such remediation and other costs that management presently believes is the most likely amount that the Company will be required to fund. The total allowance for liability for remedial activity costs at the Bunker Hill and Leadville Sites is $10.2 million and $0.5 million, respectively, as of March 31, 1994. Other than consulting work

                     HECLA MINING COMPANY and SUBSIDIARIES

          necessary for the implementation of the Company's allocated portion of the remedial activity at these sites, the Company's accruals do not include any future legal or consulting costs. The Company does not believe that these costs will be material. In addition, the Company has not included any amounts for unasserted claims at these or any other sites because the Company's potential liability has not been asserted or established and amounts, if any, of potential liability are impossible to determine.

          In December 1993, Industrial Constructors Corp. ("ICC") served the Company with a complaint in Federal District Court for the District of Idaho alleging that the Company failed to comply with the terms of the contract between the Company and ICC relating to the earth moving work contracted to ICC at the Company's Grouse Creek gold project. ICC has alleged that the Company owes ICC in excess of $5.0 million not previously paid, including an approximate $1.0 million retention currently held by the Company under the terms of the contract. The Company terminated ICC's work at the Grouse Creek gold project effective November 26, 1993, pursuant to its rights under the contract and has contracted the second season of work originally contracted to ICC to a different earth moving contractor. The Company has answered the complaint denying the allegations of ICC and has filed a counterclaim against ICC in excess of $2.0 million for damages incurred by the Company as a result of ICC's failure to comply with the terms of the contract. The litigation is in the early stages of discovery, however, the Company hopes to be able to mediate the dispute with ICC prior to proceeding to trial.

          A jury trial commenced in May 1994 in Idaho State District Court with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix with respect to the Company's November 1990 termination of Star Phoenix's lease of the Star Morning Mine property. Star Phoenix, which is in bankruptcy, alleges the Company wrongfully terminated the lease agreement and interfered with Star Phoenix's contractual relationship with a major vendor and the purchaser of concentrates from the Star Phoenix operations. In addition, certain principals of Star Phoenix who guaranteed a portion of the Star Phoenix obligations have made similar claims against the Company. The plaintiffs have asserted that they have incurred damages amounting to approximately $20 million as a result of the Company's actions. The plaintiffs are also seeking punitive damages. Although the verdict in the litigation is subject to the inherent uncertainty of a jury decision, it is the Company's belief that the plaintiffs' claims are without merit and that the Company terminated the lease agreement in accordance with the terms of the agreement. The Company believes it has sufficient defenses to all the plaintiffs' claims and the Company will ultimately prevail in this litigation.

          The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of

                     HECLA MINING COMPANY and SUBSIDIARIES

          these suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

Note 6. On May 11, 1994, the Company completed a public offering of 7,475,000 shares of its common stock for a price of $9.125 per share. After underwriting discount totaling $4,111,250 or $0.55 per share, the proceeds to the Company totaled $64,098,124. The primary use of the net proceeds will be to redeem Hecla's outstanding Liquid Yield Option Notes ("LYONs") due 2004. The Company currently intends to use the remaining proceeds for certain development projects and other corporate purposes.

          On May 11, 1994, the Company called for redemption of all its outstanding LYONs. As of such date, $109,950,000 principal amount at maturity of LYONs were outstanding. The LYONs will be redeemed on June 13, 1994 at a redemption price of $456.29 per $1,000 principal amount at maturity. As described above, the Company will use approximately $50.2 million of the net proceeds from its recently completed common stock offering to fund the redemption of the LYONs. Pursuant to the terms of the indenture governing the LYONs, if the LYONs were not redeemed prior to June 14, 1994, on such date holders of LYONs could require the Company to purchase the LYONs held by them at a purchase price equal to $456.39 per $1,000 principal amount at maturity, which purchase price would be payable, at the option of the Company, in cash, common stock or subordinated extension notes.

                     HECLA MINING COMPANY and SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and
- - -------   Results of Operations

          Introduction

          The Company is primarily involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict. In the instances following the Company's description of changes that are attributable to more than one factor, the Company presents each attribute describing the change in descending order relative to the attribute's importance to the overall change.

          The Company incurred net losses applicable to common shareholders in the first quarter of 1994 and 1993 totaling $7.7 million and $5.5 million, respectively. If the current market prices of gold, silver and lead do not increase, and as a result of the Company's preferred dividend payment requirements, the Company expects to continue to experience net losses applicable to common shareholders, even with the planned gold production from the commencement of commercial production at the Grouse Creek project in late 1994. However, the Company's operating cash flows are expected to increase subsequent to the commencement of commercial production at this project even if metals prices remain at current levels. At present metals prices for 1994, the Company is anticipating a net loss applicable to common shareholders in the range of $2.9 million to $3.8 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1994. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1994 will be within the anticipated range of projected net loss.

          The volatility of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the asset. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market
          conditions and other factors.   Asset write downs may occur if the
          Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future market conditions, although no such write downs are currently contemplated except as described below under "Financial Condition and Liquidity".

          In 1994, the Company expects to produce approximately 130,000 ounces of gold, including 52,000 ounces from the La Choya mine, 40,000 ounces from the Republic mine, 32,000 ounces from the American Girl mine and an additional 6,000 ounces from other sources. Assuming the timely

                     HECLA MINING COMPANY and SUBSIDIARIES

          commencement of production at the Grouse Creek project in the fourth quarter of 1994, the Company's planned 1994 total gold production could increase by up to 53,000 ounces to 183,000 ounces, based upon its 80% interest in the project. The Company's expected gold production increase in 1994 assumes a full year of production at the La Choya project and the start-up of production at the Grouse Creek project in the fourth quarter of 1994, which offsets the expected decrease in gold production at the Republic mine. The Company's actual level of gold production for 1994 will depend, in significant part, upon the timely commencement of production at the Grouse Creek project.

          The Company's share of silver production for 1994 is expected to be
          2.7 million ounces compared to actual 1993 silver production of 3.0 million ounces. The expected decrease in silver production is primarily due to the suspension of operations at the Greens Creek mine in April 1993 by the mine Manager.

          The Company's production of industrial minerals is expected to increase in 1994 to 941,000 tons, principally due to increased shipments of ball clay and kaolin. Additionally, the Company expects to ship 515,000 cubic yards of landscape material from its recently acquired subsidiary, Mountain West Bark Products.

          In March 1994, the Company completed its acquisition of Equinox, which was treated as a pooling of interests for financial statement reporting and accounting purposes. Two of Equinox's significant properties are the American Girl and Rosebud properties. The Company believes that, as a result of the approximately $2.4 million write down recognized as of December 31, 1993, the American Girl mine, the interest in which was acquired by Equinox in December 1992, will operate at a break-even level at current metals prices. In addition, the Company believes that development of the Rosebud project offers the Company the opportunity to have a profitable operation at current metals prices.

                     HECLA MINING COMPANY and SUBSIDIARIES

          Results of Operations

          The Company incurred a net loss of approximately $5.6 million ($0.14 per share) in the first three months of 1994 compared to net loss of approximately $5.5 million, or $0.15 per share, in the same period of 1993. After $2.0 million in dividends to preferred shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for the first quarter of 1994 was $7.7 million, or $0.19 per common share. The first quarter 1994 loss was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

          Sales of the Company's products increased by approximately $2.6 million, or 10.8%, in the first three months of 1994 as compared to the same period in 1993, principally the result of (1) increased product sales totaling approximately $4.7 million, most notably from Mountain West Products (acquired in December 1993), as well as from other industrial minerals segment operations; and (2) increases in the average prices of silver, gold, and lead, the impact of which is estimated to be approximately $4.3 million in the 1994 period compared to the 1993 period. These two factors were partially offset by decreased sales in the metals segment, the impact of which is approximately $5.8 million, attributable to (1) the suspension of operations at the Greens Creek mine in April 1993; (2) decreased production of silver, lead and zinc at the Lucky Friday mine in the 1994 period; and (3) decreased gold production in the 1994 period at the Republic and American Girl mines due to a lower grade ore being mined and processed.

          Comparing the average metal prices for the first quarter of 1993 with the comparable 1994 period, gold increased by 17% from $329.47 per ounce to $384.30 per ounce, silver increased by 45% from $3.66 per ounce to $5.29 per ounce, lead increased by 14% from 19.0c. per pound to 21.6c. per pound, but zinc decreased by 7% from 47.3c. per pound to 43.9c. per pound.

          Cost of sales and other direct production costs increased approximately $3.5 million, or 16.5%, from the first three months of 1993 to the comparable 1994 period primarily due to (1) production costs incurred at Mountain West Products (acquired in December 1993) totaling approximately $2.5 million; (2) production costs incurred at the La Choya mine totaling approximately $2.1 million due to the commencement of operations there in 1994; and (3) increases in operating costs at various other operations totaling approximately $2.1 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $3.2 million, the most notable of which is the Greens Creek mine where decreased operating costs are the result of the suspension of operations there in April 1993.

          Cost of sales and other direct production costs as a percentage of sales from products increased from 89% in the first quarter of 1993 to 94% in the comparable 1994 period, primarily due to (1) costs related to commencement of operations at the La Choya gold mine in the first quarter of 1994, and (2) the inclusion of costs of operations at

                     HECLA MINING COMPANY and SUBSIDIARIES

          Mountain West Bark Products in 1994 which was acquired by the Company in 1993.

          Cash and full production cost per gold ounce increased from $250 and $322 for the first quarter of 1993 to $373 and $422 for the first quarter of 1994, respectively. The increase in both the cash and full production cost per gold ounce is mainly attributed to the initial startup costs at the La Choya gold mine in Mexico and decreased gold production from the Republic and American Girl gold mines.

          Cash and full production cost per silver ounce increased from $4.54 and $5.95 in the first quarter of 1993 to $6.52 and $7.79 in the first quarter of 1994, respectively. The increases in the cost per silver ounce are due primarily to lower silver, lead and zinc production from the Lucky Friday mine, resulting from decreased tons of ore milled and a decrease in the silver grade from 12.02 silver ounces per ton in the 1993 period to 10.70 silver ounces per ton in the comparable 1994 period partially offset by an increase in the average price of lead in the 1994 period. Lead and zinc are by-products, the revenues from which are netted against production costs in the calculation of production cost per ounce.

          Depreciation, depletion and amortization decreased by approximately $1.3 million, or 33.6%, from the 1993 period to the 1994 period, primarily the result of (1) suspended operations at the Greens Creek mine in April 1993 where significant depreciable assets are depreciated on a units-of-production basis, the impact of which reduced depreciation expense in the 1994 period by approximately $0.7 million; and (2) the $2.4 million write down of the American Girl mine carrying value in the fourth quarter 1993, the impact of which reduced depreciation expense in the 1994 period by approximately $0.6 million.

          Other operating expenses increased by $3.8 million, or 118.7% from the 1993 period to the 1994 period, due principally to (1) increased general and administrative costs of $2.8 million attributable primarily to costs totaling approximately $2.2 million incurred in connection with the March 11, 1994 acquisition of Equinox; and (2) increased exploration expenses totaling approximately $1.0 million relating principally to the Rosebud project and Greens Creek mine.

          Other income (expense) reported income of $2.5 million in the 1994 period compared to expense of $0.8 million in the 1993 period primarily a result of (1) the $1.3 million gain recognized on sale of the Company's common stock investment in Granduc Mines Ltd. in January 1994; and (2) increased interest income earned in the first three months of 1994 on the investment of proceeds from the Company's June 1993 public offering of the Company's Series B Cumulative Convertible Preferred Stock.

          Financial Condition and Liquidity

          A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramatically in short periods of time and such prices have a significant effect on revenues, profits and liquidity of the Company. The Company is subject to many

                     HECLA MINING COMPANY and SUBSIDIARIES

          of the same inflationary pressures as the U.S. economy in general.
          To date, the Company has been successful in implementing cost-cutting measures which have reduced per unit production costs. Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long-term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements and other property transactions can have a significant impact on the need for capital.

          At March 31, 1994, assets totaled approximately $337.6 million and shareholders' equity totaled approximately $238.0 million. Cash and cash equivalents and short-term investments decreased by $11.8 million to $55.9 million at March 31, 1994 from $67.7 million at the end of 1993. The major sources of cash were (1) the maturity of short-term investments totaling approximately $27.7 million; (2) proceeds totaling approximately $13.3 million from the sale of a 20% undivided interest in the Grouse Creek project; and (3) proceeds of $1.1 million from common stock issued under stock option plans. The primary uses of cash were (1) increases in accounts receivable principally relating to Colorado Aggregate Company and Mountain West Products seasonal cycle of sales volume; (2) an $11.5 million increase in properties, plants and equipment primarily due to ongoing development of the Grouse Creek project ($9.1 million) and expenditures at the clay slurry facility in Mexico ($1.1 million); and (3) preferred dividend payment ($2.0 million).

          The Company estimated that the remaining capital expenditures to be incurred in the balance of 1994 will be approximately $48.9 million, after giving effect to the sale of 20% of the Company's interest in the Grouse Creek project, which was completed in February 1994.
          These expenditures are expected to consist primarily of (1) the Company's share of further development expenditures at the Grouse Creek project totaling approximately $41.4 million; (2) development expenditures at the Rosebud and Oro Cruz projects totaling approximately $3.7 million and $1.3 million, respectively; and (3) expenditures at the Kentucky-Tennessee Clay facilities totaling $1.8 million. The Company intends to finance these capital expenditures through a combination of (1) existing cash, cash equivalents and short-term investments; (2) cash flow from operating activities; and
          (3) the net proceeds of the recently completed Common Stock offering. In addition, the Company may borrow additional funds under its revolving credit facility (described below) which, subject to certain conditions, provides for borrowings up to a maximum of $30.0 million. The Company's estimates of its capital expenditures assume with respect to the Grouse Creek, Greens Creek and Oro Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of development costs and capital expenditures.

          The Company's planned environmental and reclamation expenditures for the balance of 1994 are expected to be approximately $5.9 million, principally for environmental and reclamation activities at the Bunker

                     HECLA MINING COMPANY and SUBSIDIARIES

          Hill and California Gulch Superfund Sites, at the Yellow Pine, Escalante and Durita properties and at certain sites acquired in the Equinox acquisition.

          Exploration expenditures for the balance of 1994 are estimated to be approximately $5.4 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, 1994 exploration expenditures will be incurred principally at the Republic, Grouse Creek and La Choya projects. If no additional gold reserves are developed at the Republic mine, certain write downs in the Company's carrying value for the mine may be required.

          The Company has a secured reducing credit facility that provides for credit advances of up to $30.0 million. The availability of advances under this facility reduce beginning December 31, 1995 and is subject to certain other limitations, with the balance due at maturity on December 31, 1996. Borrowings under the facility are secured by the Company's accounts receivable, inventories, specified marketable securities and certain cash equivalents. As of March 31, 1994, the Company had no outstanding borrowings under the revolving credit facility.

          On May 11, 1994, the Company announced its plans to redeem the outstanding LYONs with a portion of the proceeds received from the completed public offering of 7,475,000 shares of the Company's Common Stock as further described in Note 6 of Notes to Consolidated Financial Statements. Approximately $50.2 million will be required to redeem the LYONs which is expected to be completed on June 13, 1994.

          In March 1994, the Company completed its acquisition of Equinox by issuing approximately 5.9 million shares of Common Stock, in addition to 380,406 shares currently issuable upon the exercise of Equinox warrants and Equinox options. The Company also issued 1,383,770 Hecla Production Notes with a maximum redemption price of Canadian $1.50 per note. The transaction was treated as a pooling of interests for financial statement reporting and accounting purposes.

          As further described in Note 5 of Notes to Consolidated Financial Statements, the Company has been notified by the EPA that it has been designated by the EPA as a potentially responsible party with respect to several Superfund sites. At March 31, 1994, the Company's allowance for Superfund site remedial action costs was approximately $10.7 million, which the Company believes is adequate based on current estimates of aggregate costs.

          In addition, as described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in two other significant actions. The first action was filed in November 1990 by Star Phoenix and certain principals of Star Phoenix asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning Mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. The plaintiffs in the Star Phoenix litigation have asserted that they have incurred damages amounting to approximately $20 million as a result of the Company's

                     HECLA MINING COMPANY and SUBSIDIARIES

          actions. The plaintiffs are also seeking punitive damages. The jury trial in the litigation commenced in May 1994. Although the verdict in the litigation is subject to the inherent uncertainties of a jury decision, it is the Company's belief that it has sufficient defenses to the plaintiffs' claim and that the Company will ultimately prevail in the litigation. The second action was filed by Industrial Constructors Corp. ("ICC") in December 1993 alleging that the Company failed to comply with the terms of a contract between the Company and ICC related to the Company's Grouse Creek gold project. ICC is claiming damages in excess of $5 million including a $1 million retention held by the Company under the contract. The Company has answered the complaint denying ICC's allegations and has filed a counterclaim against ICC asserting damages in excess of $2 million.

          Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of these suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to Note 5 of Notes to Consolidated Financial Statements on page 7 of this report.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               Report on Form 8-K dated January 24, 1994, related to the sale of the Company's holdings in Granduc Mines Limited (Item 5).

               Report on Form 8-K dated February 3, 1994, related to fourth quarter report to shareholders (Item 5).

               Report on Form 8-K dated February 8, 1994, related to Acquisition Agreement with Great Lakes Minerals Inc. (Items 2 and 5).

               Report on Form 8-K dated February 16, 1994, related to information provided to Equinox Resources Ltd. (Item 5).

               Report on Form 8-K dated March 11, 1994, related to the acquisition of Equinox Resources Ltd. as amended by the filing of Form 8-K/A-1 filed May 2, 1994, Equinox Resources Ltd. consolidated balance sheets as of December 31, 1993, and 1992, and the consolidated statements of loss and deficit and changes in financial position for the year ended December 31, 1993, the two months ended December 31, 1992, and the years ended October 31, 1992 and 1991. Condensed pro forma combined balance sheet as of December 31, 1993 and condensed pro forma combined statements of operations for the years ended December 31, 1993, 1992 and 1991 (Items 2 and 7).

Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.

                     HECLA MINING COMPANY and SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HECLA MINING COMPANY
                                    --------------------------------------
                                                 (Registrant)



Date:  May 12, 1994                 By      /s/ ARTHUR BROWN
                                       -----------------------------------
                                       Arthur Brown, Chairman, President
                                          and Chief Executive Officer



Date:  May 12, 1994                 By      /s/ J. T. HEATHERLY
                                       ------------------------------------
                                       J. T. Heatherly,
                                          Vice President - Controller
                                          (Chief Accounting Officer)