Form 10-K/A
period 1993-12-31
HECLA MINING CO/DE/
filed 1994-05-27
CIK 719413

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                  FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1993

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission File No.              1-8491

                              HECLA MINING COMPANY
             (Exact name of registrant as specified in its charter)

                 Delaware                                     82-0126240
- - -------------------------------------------          --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         6500 Mineral Drive
       Coeur d'Alene, Idaho                                  83814-8788
- - --------------------------------------------         ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         208-769-4100
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange on
               Title of each class                which each class is registered
- - -----------------------------------------------   ------------------------------
Common Stock, par value 25c. per share          )
Preferred Share Purchase Rights                 )
Liquid Yield Option Notes Due 2004              ) New York Stock Exchange
Series B Cumulative Convertible Preferred Stock,  ------------------------------
par value 25c. per share                        )
- - -----------------------------------------------



          Securities registered pursuant to Section 12(g) of the Act:

    Warrants to Purchase Shares of Common Stock, $.25 par value per share
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.    Yes  XX .        No ____.

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

Item 1.  Business(1)

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

         On December 29, 1993, the Company, two wholly owned Canadian subsidiaries of the Company, and Equinox Resources Ltd. (Equinox), a mining, exploration and development company, incorporated under the laws of the Province of British Columbia and headquartered in Vancouver, Canada, executed an Acquisition Agreement providing for the Company's acquisition of Equinox. Pursuant to the Acquisition Agreement and related Plan of Arrangement, upon consummation of the transactions contemplated thereby, (i) Equinox common shareholders will receive 0.3 common share of the Company (Company common shares), for each outstanding Equinox common share, (ii) holders of Equinox's Series "A" production participating preferred shares will receive





                 ____________________

                   (1)For definitions  of certain mining  terms used in this
               description, see "Glossary of Certain Mining Terms" at the end of Item 1, page 27.

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

         Sales of metal concentrates and products are made principally to custom smelters and metal traders. The percentage of revenue contributed by each class of product is reflected in the following table:

                                                          Years
                                          -------------------------------------
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

       _______________________

              (1) 1993 proven and probable ore reserves reflect only the Company's share (80%) pursuant to the February 8, 1994, sale of a 20% interest in its Grouse Creek project to Great Lakes Minerals, Inc. of Toronto, Canada.

       Pursuant to the mine plan, the Sunbeam Deposit and the Underground Deposit are to be mined simultaneously beginning in the fourth quarter of 1994, followed by the Upper Grouse Pit. The mine plan for the Underground Deposit proposes a panel cut-and-fill method. The ore zone is approximately 30-feet thick and will be mined in panels 10-feet high and 20-feet wide. Cemented backfill will be used to obtain nearly 100% extraction of the underground reserve. Conventional underground mining equipment will be used for drilling, blasting, loading, and hauling. Both the Sunbeam Deposit and the Upper Grouse Pit will use conventional surface mining methods. Blasthole assays will be used to determine ore grade material. The material will be segregated and hauled by off-highway trucks to the mill. Waste material will be hauled to a waste storage area or will be used as construction material in the tailings dam. Both deposits will mine ore on 20-foot benches. The milling process involves a 6,000-ton-per-day gold recovery facility.
       The recovery process involves crushing and grinding of the ore and recovering approximately 50% of the gold in a gravity circuit. The remaining gold and silver is dissolved in a weak sodium cyanide solution and recovered with carbon adsorption and Merrill-Crowe precipitation. Overall recoveries are currently estimated at 94% gold and 41% silver for ore from the Sunbeam Deposit, 74% gold and 64% silver for ore from the Upper Grouse Pit and 95% gold and 85% silver from the Underground Deposit. A refinery on the property will produce dore that will be further processed by commercial refiners. The tailings from the cyanide process will be impounded in a 15.5 million ton capacity double-lined tailings pond. All permits for this facility have been approved.

       The Sunbeam Deposit will be mined at a rate of 7,700 tons of ore per day at a cut-off grade of 0.020 ounce per ton of gold equivalent and a stripping ratio of 3.2:1. The Upper Grouse Pit will be mined at approximately the same rate and will have a cut-off grade of 0.031 ounce per ton of gold equivalent and a stripping ratio of 5.1:1. Based upon the information developed to date, the Underground Deposit is expected to produce 183,000 tons of ore in 1994 and 1995 containing approximately 96,000 ounces of gold and over 400,000 ounces of silver. The Company is currently developing the Underground Deposit.

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

          Information with respect to production, proven and probable mineral reserves, and average cost per ounce of silver produced for the past five years is set forth in the table below:

                                                                       Years
                                      -----------------------------------------------------------------------
Production (100%)                       1993           1992            1991            1990           1989
- - -------------------                   ---------      ---------       ---------       ---------      ---------
Ore milled (tons)                       179,579        175,170         152,150         147,671        138,720
Silver (ounces)                       2,122,738      2,031,779       1,850,531       1,894,944      1,904,038
Gold (ounces)                               972            965             928             916            944
Lead (tons)                              19,795         21,336          18,857          17,333         16,094
Zinc (tons)                               4,385          4,213           3,164           3,306          3,253
Copper (tons)                               339            129             175              49            281

Proven and Probable
Mineral Reserves(1)
- - ----------------

Total tons                              414,315        446,105         440,060         527,830        458,800
Silver (oz. per ton)                       14.4           14.3            13.6            14.5           16.1
Lead (percent)                             14.3           13.4            12.8            13.4           14.4
Zinc (percent)                              3.0            2.3             2.8             2.7            2.4

Average Cost per Ounce
of Silver Produced
- - ----------------------

Cash Production Costs                    $ 5.54         $ 4.12          $ 5.01          $ 4.54         $ 4.57
Full Production Cost                     $ 6.77         $ 5.35          $ 6.20          $ 6.25         $ 6.35

- - ------------------------------------
       (1) Reserves lying above or between developed levels are classified as proven reserves. Reserves lying below the lowest developed level, projected to 100 feet below the lowest level or to one-half the exposed strike length, whichever is less, are classified as probable reserves. Mineralization known to exist from drill-hole intercepts does not meet the Company's current proven or probable reserve criteria and is excluded from these reserve categories.


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

          Information with respect to production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years is set forth in the table below:

                                                                           Years
                                             ----------------------------------------------------------------
       Production (100%)                      1993           1992          1991          1990          1989
       -----------------                     -------        -------       -------       -------       -------
       Ore milled (tons)                     110,846        102,631        96,562        92,843        82,961
       Gold (Au) (ounces)                     49,601         58,343        77,736        81,397        74,335
       Silver (Ag) (ounces)                  276,688        299,957       311,445       326,346       301,432

       Proven and Probable
       Mineral Reserves(1)
       ----------------

       Total tons                            103,533        269,736       401,318       437,580       412,300
       Gold (oz. per ton)                       0.43           0.52          0.53          0.65          0.81
       Silver (oz. per ton)                      2.7            3.2           3.2           3.5           3.3

       Average Cost per
       Ounce of Gold Produced
       ----------------------

       Cash Production Costs                $ 207.43       $ 176.47      $ 143.40      $ 127.97      $ 121.02
       Full Production Cost                 $ 261.73       $ 220.64      $ 176.44      $ 142.92      $ 130.32

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


                                                                             Years
                                           ------------------------------------------------------------------------
     Production (75%)                        1993(1)         1992(1)         1991           1990            1989
     -------------------                   ---------       ---------       ---------      ---------       ---------
     Ore processed (tons)                        - -         315,328       1,760,714      1,750,275       1,704,518
     Gold (ounces)                             7,316          27,212          40,434         45,005          44,567
     Silver (ounces)                          24,165         114,415         162,760        184,349         199,982

     Proven and Probable
     Mineral Reserves
     -------------------

     Total tons                                  - -             - -         234,140      1,615,182       3,804,750
     Gold (oz. per ton)                          - -             - -            0.04           0.03            0.06

     Average Cost per
     Ounce of Gold Produced
     ----------------------

     Cash Production Costs                     $ 242           $ 213           $ 246          $ 226           $ 276
     Full Production Cost                      $ 309           $ 337           $ 437          $ 366           $ 371

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

          Mining of kaolin is done by open-pit methods. Ore bodies are identified and delineated by exploration drilling and overburden is removed by scrapers down to favorable clay strata. Select mining of clay is then accomplished by backhoe with over-the-road truck haulage to the processing and stockpiling facilities. K-T Clay operates kaolin mines in Georgia, serving its processing plants located at Sandersville and Deepstep, Georgia. K-T Clay also operates kaolin mines located in South Carolina, serving a processing plant located in Aiken, South Carolina.

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

                                                                           Years
                                     ---------------------------------------------------------------------------------
Production                           1993(1)(29.7%)       1992(28%)      1991(28%)       1990(28%)        1989(2)(28%)
- - -----------------                    --------------       ---------      ---------       ---------        ------------
Ore milled (tons)                            33,638         123,526        120,187         107,445              74,108
Silver (ounces)                             551,107       1,959,368      2,178,141       2,144,389           1,446,365
Gold (ounces)                                 2,826           9,094         10,505          10,705               6,588
Zinc (tons)                                   3,453          11,385         11,906          10,391               5,559
Lead (tons)                                   1,298           4,650          4,863           4,698               2,685

Proven and Probable
Mineral Reserves
- - -------------------

Total tons                                1,911,000       3,422,000      3,876,000       1,776,400             817,000
Silver (ounces per ton)                        16.0            12.7           13.3            15.1                21.4
Gold (ounces per ton)                          0.14            0.13           0.12            0.13                0.19
Zinc (percent)                                 14.4            13.2           12.8            12.4                 8.4
Lead (percent)                                  4.7             4.0            4.0             4.2                 3.4

Average Cost per
Ounce of Silver Produced
- - ------------------------

Cash Production Costs                        $ 5.11          $ 4.82         $ 3.94          $ 2.52              $ 4.32
Full Production Cost                         $ 7.16          $ 6.54         $ 5.43          $ 4.69              $ 7.25

- - -------------------------------

       (1) Operations were suspended in April 1993 and placed on a standby basis.

       (2)    Production commenced in March 1989.


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

                                           Average Metal Prices
                           ---------------------------------------------------
                                   Silver                        Gold
             Year          (per oz.-Handy & Harman)      (per oz.-London Final)
             ----          ------------------------      ----------------------
             1993                 $ 4.30                        $ 360
             1992                 $ 3.94                        $ 344
             1991                 $ 4.04                        $ 362
             1990                 $ 4.82                        $ 383
             1989                 $ 5.50                        $ 381


       The Company cannot compare sales from its ball clay mining operations with sales of other ball clay producers because the principal competitors are either family-owned or divisions of larger, diversified companies, but the Company believes that K- T Clay is the largest producer of ball clay in the United States. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989, the Company has also become an important producer in the United States of ceramic-grade kaolin. The principal competitors of the Company in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company, and Old Hickory Clay Company. The principal competitors of the Company in the kaolin industry, are Albion Kaolin Company, Evans Clay Company, JM Huber Corporation, English China Clay Company and Dry Branch Kaolin Company. The Company, with the acquisition of Indusmin Incorporated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of the Company in the feldspar industry are Feldspar Corporation and Unimin Corporation.

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

       All of the Company's exploration, development, and production activities in the United States, Mexico, and Canada are subject to regulation under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. The Company believes that it is in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how we conduct many aspects of our business, the Company does not believe that they have a material adverse effect on its results of operations or financial condition at this time. The Company's projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, our operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time.

     Environmental laws and regulation may also have an indirect impact on the Company, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by smelters to which the Company sells its metallic concentrates and products have substantially increased over the past several years because of requirements that smelters meet revised environmental quality standards. The Company has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity of the United States is significantly further reduced because of environmental requirements, it is possible that the Company's operations could be adversely affected.

     The Company is also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or "superfund") which regulates and establishes liability for the release of hazardous substances. The Company has been implicated at some superfund sites (see Note 8 of Notes to Consolidated Financial Statements). Revisions to CERCLA are being considered by Congress; impact on the Company is not clear at this time.

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

Item 6.     Selected Financial Data
            (dollars in thousands except for per-share amounts)

                                                                              Years Ended December 31,
                                                     ------------------------------------------------------------------------
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
                                                     =========      =========       =========       =========       =========

Income (loss) per common share before
  cumulative effect of changes in
  accounting principles and after
  preferred stock dividends                          $   (0.48)     $   (1.59)      $   (0.51)      $    0.22       $   (0.68)
                                                     =========      =========       =========       =========       =========

Net income (loss) per common share                   $   (0.48)     $   (1.60)      $   (0.51)      $    0.22       $   (0.68)
                                                     =========      =========       =========       =========       =========

Total assets                                         $ 332,878      $ 222,443       $ 258,121       $ 270,085       $ 261,624
                                                     =========      =========       =========       =========       =========

Long-term debt - Notes and contracts
  payable(1)                                         $  49,489      $  70,382       $  76,866       $  71,062       $  67,009
                                                     =========      =========       =========       =========       =========

Cash dividends per common share                      $     - -      $     - -       $     - -       $    0.05       $    0.05
                                                     =========      =========       =========       =========       =========

Cash dividends per preferred share                   $    1.77      $     - -       $     - -       $     - -       $     - -
                                                     =========      =========       =========       =========       =========

Common shares issued                                34,644,734     31,651,192      30,308,680      30,118,729      30,093,642

Shareholders of record                                  13,549         14,859          17,127          18,032          18,863

Employees                                                  919            826             911             981             999

- - ---------------------------------

        (1)  Includes $94,000, $181,000 and $260,000, for 1991, 1990 and 1989,
             respectively, of long-term debt which is recorded in other noncurrent liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations 1

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

The Company recorded net losses applicable to common shareholders for each of the past three years ended December 31, 1993, primarily as a result of (1) a reduction in carrying values of certain mining properties, losses on investments and provisions for closed operations and environmental matters totaling $2.7 million in 1993, $42.7 million in 1992 and $3.6 million in 1991;
(2) decreased gold production due to the depletion of oxide ore reserves at the Cactus and Yellow Pine mines and the decline in ore grade at the Republic mine; and (3) depressed gold, silver, lead, and zinc prices. If the current market prices of gold, silver and lead do not increase and as a result of the Company's preferred dividend payment requirements, the Company expects to continue to experience net losses applicable to common shareholders, even with the planned gold production from the commencement of commercial production at the Grouse Creek project in late 1994. However, the Company's operating cash flows are expected to increase subsequent to the commencement of commercial production at this project even if metals prices remain at current levels. At present metals prices for 1994, the Company is anticipating a net loss applicable to common shareholders in the range of $2.9 million to $3.8 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1994. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1994 will be within the anticipated range of projected net loss.

The volatility of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist (See "Competition
- - - Average Metal Prices"). The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the asset.
Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future market conditions, although no such write-downs are currently contemplated except as described below under "-Financial Condition and Liquidity."





- - -------------------

      1 For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1, page 27.

In 1994, the Company expects to produce approximately 117,000 ounces of gold, including 50,000 ounces from the La Choya mine, 38,000 ounces from the Republic mine, 24,000 ounces from the American Girl mine and an additional 5,000 ounces from other sources. Assuming the timely commencement of production at the Grouse Creek project in the fourth quarter of 1994, the Company's planned 1994 total gold production could increase by up to 53,000 ounces to 170,000 ounces, based upon its 80% interest in the project. The Company's expected gold production increase in 1994 assumes a full year of production at the La Choya mine and the start-up of production at the Grouse Creek project in the fourth quarter of 1994, which offsets the decrease in gold production at the Republic mine. The Company's actual level of gold production for 1994 will depend, in significant part, upon the timely commencement of production at the Grouse Creek project.

The Company's share of silver production for 1994 is expected to be 2.7 million ounces compared to actual 1993 silver production of 3.0 million ounces. The expected decrease in silver production is primarily due to the suspension of operations at the Greens Creek mine in April 1993.

In 1993, the Company shipped 888,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's production of industrial minerals is expected to increase in 1994 to 945,000 tons, principally due to increased shipments of ball clay and kaolin. Additionally, the Company expects to ship 591,000 cubic yards of landscape material from its newly acquired subsidiary, Mountain West Products.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the historical Consolidated Financial Statements of the Company appearing elsewhere herein.

Results of Operations

1993 vs 1992

A net loss of approximately $11.7 million, or $0.36 per common share, was incurred in 1993 compared to a net loss of $49.3 million, or $1.60 per common share, in 1992. After $4.1 million in dividends to preferred shareholders of the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"), the Company's net loss applicable to common shareholders for 1993 was $15.8 million, or $0.48 per common share. The 1993 loss was due to a variety of factors, the most significant of which are discussed below.

Sales of products decreased by $18.8 million, or 19%, in 1993 as compared to 1992, principally the result of (1) decreased gold production, the impact of which totals approximately $10.9 million, due to the winding down of operations at the Cactus mine, lower-grade ore being mined and processed at the Republic mine, and the completion of operations at the Yellow Pine mine during the third quarter of 1992; (2) decreased silver, lead, and zinc production, the impact of which totals approximately $9.4 million, due to suspension of operations at the Greens Creek mine in April 1993, and the sale of the Company's 25% interest in the Galena mine in May 1992; (3) decreases in the average prices of lead and zinc in 1993 compared to 1992, the impact of which totals approximately $1.7 million; (4) decreased production of lead at the Lucky Friday mine resulting from lower lead contained in the ore processed, the impact of which totals approximately $0.8 million; and (5) decreased sales of ball clay from Kentucky-Tennessee Clay

Company; all of which were partially offset by (1) increased revenue from the Company's Apex facility totaling $1.8 million; (2) increased sales of feldspar totaling $1.3 million from K-T Feldspar Corporation, clay slurry products from the recently completed slurry plant in Monterrey, Mexico, landscape products from the newly acquired Mountain West Products, and aggregate products from Colorado Aggregate Company; and (3) increases in the average prices of gold and silver in 1993 compared to 1992.

Cost of sales and other direct production costs decreased by $12.2 million, or 15%, in 1993 as compared to 1992, primarily a result of (1) decreased operating costs totaling approximately $9.0 million at the Greens Creek mine due to suspension of operations in April 1993; (2) decreased operating costs totaling approximately $6.0 million at the Cactus mine due to the completion of mining operations in February 1992; (3) decreased operating costs totaling approximately $1.6 million resulting from the sale of the Company's 25% interest in the Galena mine in May 1992; (4) decreased operating costs totaling approximately $1.2 million at the Yellow Pine mine resulting from the completion of operations during the third quarter of 1992; and (5) decreased production costs totaling approximately $0.4 million at the Republic mine; all of which were partially offset by (1) increased operating costs during 1993 totaling approximately $0.3 million at the Apex facility, K-T Feldspar Corporation, Kentucky-Tennessee Clay Company's ball clay division, and Colorado Aggregate Company; and (2) operating costs in 1993 totaling approximately $4.5 million associated with the newly acquired Mountain West Products.

Cost of sales and other direct production costs as a percentage of sales from products increased from 83% in 1992 to 87% in 1993, primarily due to (1) decreases in the gold grade at the Republic mine which decreased to 0.48 ounces per ton of ore mined in 1993 from 0.60 ounces per ton of ore mined in 1992; (2) declining lead and zinc prices which averaged $0.18 and $0.44 in 1993 compared to $0.25 and $0.56 in 1992, respectively; and (3) the care and maintenance costs associated with the Greens Creek mine which were recognized in 1993 due to the suspension of operations in April 1993. Management does not believe that the Company's cost of sales and other direct production costs are materially different from industry norms.

Cash and full production cost per gold ounce increased from $188 and $258 in 1992 to $212 and $268 in 1993, respectively. The increases are due principally to lower-grade ore being processed at the Republic mine resulting in fewer gold ounces produced. The increase in full cost per gold ounce was partially offset by decreasing depreciation charges due to the completion of mining operations at the Cactus mine where depreciable assets were being depreciated primarily on a unit-of-production basis.

Cash and full production cost per silver ounce increased from $4.51 and $5.89 in 1992 to $5.45 and $6.85 in 1993, respectively, due primarily to lower average prices in 1993 for lead and zinc. Lead and zinc are by-products, the revenues from which are netted against production costs in the calculation of production cost per ounce. Management does not believe that the Company's cost of sales and other direct production costs are materially different from industry norms.

Depreciation, depletion and amortization expense decreased by approximately $3.2 million, or 24%, in 1993 as compared to 1992, primarily as a result of (1) the suspension of operations at the Greens Creek mine in April 1993, as well as the completion of mining operations at the Cactus mine in February 1992 and the Yellow Pine mine during the third quarter of 1992, where depreciable assets were depreciated primarily on a unit-of-production basis; and (2) significant assets at Kentucky-Tennessee Clay Company's ball clay division reaching the end of their depreciable lives. Both were partially offset by increased depreciation expense due to increased ore tons mined during 1993 at the Lucky Friday and Republic mines where significant depreciable assets are depreciated on a unit-of-production basis.

Other operating expenses decreased by $44.4 million, or 75%, in 1993 as compared to 1992, primarily the result of (1) the 1992 reduction in carrying value of mining properties totaling $27.9 million, nonrecurring in 1993, including (a) a $13.5 million write- down to reflect the estimated net realizable value of the Company's interest in the Apex facility; (b) a $9.0 million write-down of the Consolidated Silver property in northern Idaho and the Hog Heaven property in northwest Montana due to depressed silver prices;
(c) a $3.5 million write-down to reflect the estimated net realizable value in the Company's interest in the Lisbon Valley project in Utah; and (d) a $1.9 million write-down of the Creede and Hardscrabble gold and silver properties located in Colorado due to depressed precious metals prices; (2) the 1992 provision for closed operations and environmental matters totaling $12.7 million, nonrecurring in 1993, which consisted principally of an $8.5 million increase in the allowance for the Bunker Hill Superfund Site remediation costs and additional idle property reclamation and closure costs accruals of $3.3 million as further described in Note 8 of Notes to Consolidated Financial Statements; (3) decreased domestic exploration expenditures mainly at the Republic mine in 1993; (4) foreign exploration expenditures in Chile during 1992, nonrecurring in 1993; (5) reduced general and administrative costs in 1993 principally due to staff reductions and other cost-cutting measures at corporate headquarters; and (6) research expenditures incurred at the Apex facility during 1992, nonrecurring in 1993.

Other income (expense) netted to income of approximately $1.4 million in 1993 compared to income of $5.5 million in 1992. The decrease is primarily due to
(1) the sale of the surface and timber rights on various nonoperating Company-owned properties in 1992 resulting in a gain of approximately $9.0 million, nonrecurring in 1993, and (2) the sale of the Company's 25% interest in the Galena mine and adjacent properties in May 1992 resulting in a gain of approximately $1.2 million, nonrecurring in 1993. Both of these items were partially offset by (1) decreased interest expense in 1993 resulting from (a) the April 29, 1993, issuance of 2.2 million shares of Common Stock for 60,400 of its outstanding Liquid Yield Option Notes ("LYONs") as described in Note 7 of Notes to Consolidated Financial Statements, and (b) increased capitalized interest related to the Grouse Creek and La Choya projects; (2) the $2.1 million write-down in 1992 of the Company's common stock investment in Granduc Mines Limited to reflect the apparent other- than-temporary decline in market value of the investment, nonrecurring in 1993; and (3) increased interest income earned in 1993 on the investment of the proceeds from the Company's public offering of 2.3 million shares of Series B Preferred Stock as described in Note 10 of Notes to Consolidated Financial Statements.

Income taxes reflect a benefit of $0.9 million in 1993 compared to a $0.3 million benefit in 1992. The benefit in both periods reflects the carryback of 1993 and 1992 net operating losses to reduce income taxes previously provided.

1992 vs 1991

The net loss for 1992 was $49.3 million, or $1.60 per common share, compared to a net loss of $15.4 million, or $0.51 per common share for 1991.

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

Costs of sales and other direct production costs as a percentage of sales from products increased to 83% in 1992 from 72% in 1991, primarily as a result of declining gold and silver prices which averaged $343.73 and $3.94 in 1992 compared to $362.18 and $4.04 in 1991, respectively.

Cash and full production cost per gold ounce decreased from $191 and $279 in 1991 to $188 and $258 in 1992, respectively. The decrease in the full production cost per gold ounce is due principally to decreasing depreciation charges resulting from the completion of mining operations at the Cactus mine where depreciable assets were being depreciated primarily on a unit-of-production basis, partially offset by lower-grade ore being processed at the Republic mine resulting in fewer gold ounces produced.

Cash and full production cost per silver ounce increased from $4.50 and $5.67 in 1991 to $4.51 and $5.89 in 1992, respectively. The full production cost per silver ounce increase was due primarily to higher production costs and fewer silver ounces produced at the Greens Creek mine in 1992 as compared to 1991 as well as a lower average price in 1992 for lead. These were offset somewhat by a higher average price for zinc. Lead and zinc are by-products, the revenues from which are netted against production costs in the calculation of production cost per ounce.

Depreciation, depletion and amortization decreased by approximately $7.7 million, or 36%, primarily as a result of the completion of mining operations at the

Cactus mine in February 1992 where depreciation was based on ore tons mined; and to a lesser extent by (1) the completion of mining operations at the Yellow Pine mine in August 1992; and (2) the sale of the Company's 25% interest in the Galena mine; all of which were partially offset by increased ore tons mined at the Lucky Friday mine where significant depreciable assets are being depreciated based on ore tons mined.

Other operating expenses increased by $33.3 million, or 130%, due principally to (1) the reduction in carrying value of mining properties totaling $27.9 million including (a) a $13.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Apex facility, a hydrometallurgical processing plant near St. George, Utah; (b) a $9.0 million write-down of the Consolidated Silver property in northern Idaho and the Hog Heaven property in northwest Montana due to depressed silver prices; (c) a $3.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Lisbon Valley project in Utah, a joint venture project fully developed for uranium and vanadium production; and (d) a $1.9 million write-down of the Creede and Hardscrabble gold and silver properties located in Colorado due to continued depressed precious metals prices; (2) the provision for closed operations and environmental matters totaling $12.7 million which consisted principally of an $8.5 million 1992 increase in the allowance for the Bunker Hill Superfund Site remediation costs and additional idle property reclamation and closure costs accruals of $3.3 million, as further described in Note 8 of Notes to Consolidated Financial Statements; and
(3) increased exploration expenditures at the Republic and Lucky Friday mines during 1992; all of which were partially offset by decreased general and administrative costs principally due to (1) 1991 expenses incurred in connection with the June 26, 1991, merger of CoCa Mines, Inc. ("CoCa Mines"), nonrecurring in 1992; (2) decreased other general and administrative costs resulting from closing the CoCa Mines office; and (3) other general and administrative cost reduction efforts.

Other income (expense) changed from expense of $3.9 million in 1991 to income of $5.5 million in 1992, primarily a result of (1) the sale of surface and timber rights on various nonoperating Company-owned properties in 1992 resulting in a gain of approximately $9.0 million; (2) the 1992 sale of the Company's 25% interest in the Galena mine and adjacent properties located in northern Idaho, resulting in a gain of about $1.2 million; (3) the exchange of 1,120,125 shares of the Company's Common Stock for 30,900 of the Company's outstanding LYONs resulting in a gain of approximately $0.5 million and a reduction of interest expense in 1992; and (4) increased capitalized interest relating to the Grouse Creek and La Choya projects in 1992; all of which were partially offset by the $2.1 million write-down of the Company's common stock investment in Granduc Mines Limited to reflect the apparent other-than-temporary decline in the market value of the investment.

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

At December 31, 1993, assets totaled approximately $332.9 million and shareholders' equity totaled approximately $240.1 million. Cash and cash equivalents and short-term investments increased by $62.1 million to $65.4 million at December 31, 1993, from $3.3 million at the end of 1992. The major sources of cash were the $110.3 million net proceeds received from the June 29, 1993, issuance of 2.3 million shares of Series B Preferred Stock as described further in Note 10 of Notes to Consolidated Financial Statements and approximately $8.6 million net cash from operating activities. The major uses of cash were for (1) the development costs incurred in connection with the Grouse Creek and La Choya projects (approximately $27.9 million and $12.2 million, respectively); (2) expenditures at the clay slurry facility in Mexico (approximately $4.4 million); and (3) preferred dividend payments ($4.1 million).

The Company estimates that capital expenditures to be incurred in 1994 will be approximately $62.2 million, after giving effect to the sale of 20% of the Company's interest in the Grouse Creek project, which was completed in February 1994. These expenditures are expected to consist primarily of (1) the Company's share of further development expenditures at the Grouse Creek project totaling approximately $50.0 million; (2) the Company's share of further development expenditures at the Greens Creek mine totaling approximately $3.4 million; and (3) development expenditures at Equinox's Rosebud and Oro Cruz projects totaling approximately $3.7 million and $1.3 million, respectively.
As further described in Note 2 of Notes to Consolidated Financial Statements, the Company has entered into an Acquisition Agreement to acquire Equinox. The Company's 1994 expenditures on the Rosebud and Oro Cruz projects are contingent upon the Company's successful consummation of the acquisition of Equinox Resources Ltd. ("Equinox"). The Company intends to finance these capital expenditures through a combination of (1) existing cash, cash equivalents and short-term investments; (2) proceeds from the sale of a minority joint venture interest in the Grouse Creek project as described in Note 5 of Notes to Consolidated Financial Statements; (3) cash flow from operating activities; and
(4) the net proceeds of the Offering described below following redemption of the LYONs. In addition, the Company may borrow additional funds under its revolving credit facility which, subject to certain conditions, provides for borrowings up to a maximum of $30.0 million as further described in Note 7 of Notes to Consolidated Financial Statements. The Company's estimates of its capital expenditures assume with respect to the Grouse Creek, Greens Creek and Oro Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of development costs and capital expenditures.

The Company's planned environmental and reclamation expenditures for 1994 are expected to be approximately $7.4 million, principally for environmental and reclamation activities at the Bunker Hill and California Gulch Superfund Sites and at the Yellow Pine, Escalante and Durita properties and at certain sites expected to be acquired in the Equinox acquisition.

Exploration expenditures for 1994 are estimated to be approximately $6.2 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, 1994 exploration expenditures will be incurred principally at the Republic, Grouse Creek and La Choya properties.

As further described in Note 7 of Notes to Consolidated Financial Statements, the Company has a secured reducing revolving credit facility that provides for credit advances of up to $30.0 million. The availability of advances under this facility reduce beginning December 31, 1995, and is subject to certain other limitations, with the balance due at maturity on December 31, 1996. Borrowings under the facility are secured by the Company's accounts receivable, inventories, specified marketable securities, and certain cash equivalents. As of December 31, 1993, the Company had no outstanding borrowings under the revolving credit facility.

The Company currently has outstanding $109,950,000 aggregate principal amount of LYONs, which are currently convertible into 20.824 shares of the Common Stock per $1,000 principal amount of LYONs. Pursuant to the terms of the indenture governing the LYONs, on June 14, 1994, holders of LYONs may, pursuant to the Put Feature, require the Company to purchase LYONs held by them at a purchase price of $456.39 per $1,000 principal amount of LYONs. The purchase price may be paid, at the option of the Company, in cash, in shares of Common Stock (valued at the market price of the Common Stock) or in the Company's Subordinated Extension Notes due 2004; but because of the Company's need to utilize cash for planned capital expenditures, it is probable that it will pay for any LYONs delivered to it pursuant to the Put Feature by issuing Common Stock. The Company is unable to predict how many LYONs it may be required to purchase pursuant to the Put Feature, and the Company cannot predict what effect the Put Feature will have on the market price of the Common Stock.

The Company is currently considering several alternatives with respect to the Put Feature. Among the alternatives being examined by the Company is an equity offering ("the Offering") with a portion of the proceeds being used to pay cash to redeem the LYONs (and any remaining proceeds would be used for Company capital expenditures). Alternatively, the Company is also considering amending certain terms of the LYONs in order to make it less likely that the Put Feature will be exercised on June 14, 1994, including changing the conversion ratio to increase the number of shares of Common Stock that would be issuable for each LYON. If either of these alternatives is pursued, then additional shares of Common Stock could be issued, although the Company's intent with respect to these alternatives is to issue less shares of Common Stock (other than any securities sold to raise additional funds for capital expenditures) than would be the case if the Company was required to repurchase all of the outstanding LYONs pursuant to the Put Feature on June 14, 1994. If the Company takes no action with respect to the Put Feature and is required to purchase all of the outstanding LYONs on June 14, 1994, based upon year end market prices ($11.63 on December 31, 1993), the Company would have to issue approximately 4.3 million shares of Common Stock. There can be no assurance that the Company will determine to pursue, or be successful in pursuing, any alternative (including and in addition to the alternatives discussed above) to reduce the likelihood that the Put Feature will result in the issuance of a significant amount of Common Stock.

In December 1993, the Company acquired all of the issued and outstanding common stock of Mountain West Products through the issuance of 655,000 shares of Common Stock. Mountain West Products is engaged primarily in the acquisition, mining and processing of decorative bark, scoria and specialty aggregates. The transaction has been accounted for as a purchase. See Note 2 of Notes to Consolidated Financial Statements for additional information.

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

In addition, as described in Note 8 of Notes to Consolidated Financial Statements, the Company is a defendant in two other significant actions. The first action was filed in November 1990 by Star Phoenix Mining Company ("Star Phoenix") and certain principals of Star Phoenix asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star-Morning mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. The plaintiffs in the Star Phoenix litigation have asserted that they have incurred damages amounting to approximately $20.0 million as a result of the Company's actions. The jury trial in the litigation commenced in May 1994. Although the verdict in the litigation is subject to the inherent uncertainties of a jury decision, it is the Company's belief that it has sufficient defenses to the plaintiff's claims and that the Company will ultimately prevail in the litigation. The second action was filed by Industrial Constructors Corp. ("ICC") in December 1993 alleging that the Company failed to comply with the terms of a contract between the Company and ICC related to the Company's Grouse Creek gold project. ICC is claiming damages in excess of $5 million including a $1 million retention held by the Company under the contract. The Company has answered the complaint denying ICC's allegations and has filed a counterclaim against ICC asserting damages in excess of $2 million.

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

Other

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This statement requires companies to recognize the obligation to provide postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits have accumulated or vested, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. The statement requires the Company to make the necessary changes in accounting for these postemployment benefits effective January 1, 1994. It is the opinion of the Company's management that the adoption of SFAS No. 112 will not have a material effect on the results of operations or financial condition of the Company and its subsidiaries.

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

                                      Age at
                                      May 6,
              Name                     1994                                   Position and Term Served
       -------------------            ------      ---------------------------------------------------------------------------------
        Arthur Brown                    53        Chairman since June 1987; Chief Executive Officer since May 1987; President since
                                                  May 1986; Chief Operating Officer from May 1986 to May 1987; Executive Vice
                                                  President from May 1985 to May 1986; held various positions as an officer since
                                                  1980; employed by the Company since 1967.

       Joseph T. Heatherly              63        Vice President - Controller since May 1989; Controller from May 1987 to May 1989;
                                                  various administrative functions with the Company since May 1983.

       J. Gary Childress                46        Vice President - Industrial Minerals since February 1994; President and General
                                                  Manager of Kentucky-Tennessee Clay Company from 1987 to 1994; Senior Vice
                                                  President of Kentucky-Tennessee Clay Company from 1986 to 1987.

       Ralph R. Noyes                   46        Vice President - Metal Mining since May 1988; Manager Metal Mining from June 1987 to May 1988; prior thereto, since 1976, held various administrative positions with the Company and Day Mines, Inc.

       John P. Stilwell                 41        Treasurer since June 1991; held various administrative positions with the Company since May 1985.

       Michael B. White                 43        Vice President - General Counsel and Secretary since May 1992; Secretary since
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

                 Report on Form 8-K dated December 23, 1993, related to the Acquisition Agreement with Equinox Resources Ltd.

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

                 Report on Form 8-K dated February 3, 1994, related to fourth quarter report to shareholders

                 Report on Form 8-K dated February 8, 1994, related to Acquisition Agreement with Great Lakes Minerals Inc.

                 Report on Form 8-K dated February 16, 1994, related to information provided to Equinox Resources Ltd.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HECLA MINING COMPANY
                                          (Registrant)



Dated:  May 27, 1994                      By  /s/ Michael B. White
                                            --------------------------
                                            Michael B. White
                                            Vice President - General Counsel
                                                 and Secretary

                         INDEX TO FINANCIAL STATEMENTS




                                                                                              Page
                                                                                              ----
Financial Statements
- - --------------------

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


Financial Statement Schedules*
- - -----------------------------

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

                        [COOPERS & LYBRAND LETTERHEAD]


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


                                             /s/ COOPERS & LYBRAND
                                             ---------------------
                                                 COOPERS & LYBRAND

Spokane, Washington
February 3, 1994, except for
  Note 5, as to which the
  date is February 8, 1994

                     HECLA MINING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     ASSETS

                                                                                                  December 31,
                                                                                          ----------------------------
                                                                                             1993               1992
                                                                                          ---------          ---------
Current assets:
  Cash and cash equivalents                                                               $  37,891          $   3,287
  Short-term investments                                                                     27,540                - -
  Accounts and notes receivable                                                              16,859             15,290
  Income tax refund receivable                                                                  - -                390
  Inventories                                                                                13,022             12,652
  Other current assets                                                                        1,915              1,349
                                                                                          ---------          ---------
          Total current assets                                                               97,227             32,968
Investments                                                                                   6,211              4,822
Properties, plants and equipment, net                                                       222,870            179,827
Other noncurrent assets                                                                       6,570              4,826
                                                                                          ---------          ---------
          Total assets                                                                    $ 332,878          $ 222,443
                                                                                          =========          =========


                                                                   LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                                   $  14,610          $   9,003
  Accrued payroll and related benefits                                                        2,056              2,139
  Preferred stock dividends payable                                                           2,012                - -
  Accrued taxes                                                                                 928              1,271
  Current portion of deferred income taxes                                                      - -                285
                                                                                          ---------          ---------
          Total current liabilities                                                          19,606             12,698
Deferred income taxes                                                                           359              1,038
Long-term debt                                                                               49,489             70,382
Accrued reclamation costs                                                                    19,503             20,108
Other noncurrent liabilities                                                                  3,858              3,723
                                                                                          ---------          ---------
          Total liabilities                                                                  92,815            107,949
                                                                                          ---------          ---------
Minority interest in consolidated subsidiary                                                    - -                775
                                                                                          ---------          ---------
Commitments and contingencies (Notes 2, 3 and 8)

                                                              SHAREHOLDERS' EQUITY

Preferred stock, 25c. par value,
  authorized 5,000,000 shares;
  issued and outstanding 1993 - 2,300,000,
  liquidation preference $117,012                                                               575                - -
Common stock, 25c. par value, authorized 100,000,000 shares;
  issued 1993 - 34,644,734, issued 1992 - 31,651,192                                          8,661              7,912
Capital surplus                                                                             238,601             97,806
Retained earnings (deficit)                                                                  (6,878)             8,927
Net unrealized loss on marketable
  equity securities                                                                              (8)               (16)
Less common stock reacquired, at cost;
  1993 - 62,226 shares, 1992 - 63,753 shares                                                   (888)              (910)
                                                                                          ---------          ---------
          Total shareholders' equity                                                        240,063            113,719
                                                                                          ---------          ---------
          Total liabilities and shareholders' equity                                      $ 332,878          $ 222,443
                                                                                          =========          =========

    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (dollars and shares in thousands, except per-share amounts)


                                                                                  Year Ended December 31,
                                                                      ------------------------------------------------
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

                     HECLA MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                  Year Ended December 31,
                                                                     -------------------------------------------------
                                                                       1993                1992                1991
                                                                     ---------           ---------           ---------
Operating activities:
  Net loss                                                           $ (11,735)          $ (49,289)          $ (15,430)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                            10,961              14,312              21,853
    Deferred income tax benefit                                           (964)               (120)             (1,429)
    Loss (gain) on disposition of properties, plants and equipment       1,300              (9,628)             (1,865)
    (Gain) loss on investments                                             144               2,115                (229)
    Accretion of interest on long-term debt                              4,349               5,602               5,891
    Provision for reclamation and closure costs                          1,635              12,305               2,898
    Reduction in carrying value of mining properties                       200              27,928                 - -
    Gain on retirement of long-term debt                                  (323)               (510)                - -
    Minority interest in net loss of consolidated subsidiary                43                  95                 484
  Change in:
    Accounts and notes receivable                                       (1,569)              5,869                (844)
    Income tax refund receivable                                           390                 - -                 - -
    Inventories                                                           (370)              4,162              (3,047)
    Other current assets                                                  (566)                849                (920)
    Accounts payable and accrued expenses                                5,607                 188              (2,808)
    Accrued payroll and related benefits                                   (83)               (443)                - -
    Preferred stock dividends payable                                    2,012                 - -                 - -
    Accrued taxes                                                         (343)             (1,770)                359
    Noncurrent liabilities                                              (2,105)             (2,184)               (160)
                                                                     ---------           ---------           ---------
  Net cash provided by operating activities                              8,583               9,481               4,753
                                                                     ---------           ---------           ---------
Investing activities:
  Purchase of investments and increase in cash surrender value
    of life insurance                                                     (554)               (117)               (219)
  Purchase of short-term investments, net                              (27,540)                - -                 - -
  Proceeds from sale of investments and subsidiary                         273                 - -                 738
  Additions to properties, plants and equipment                        (52,671)            (23,176)            (18,885)
  Proceeds from disposition of properties, plants and equipment          1,282              11,493               1,036
  Other, net                                                            (2,105)               (272)              1,012
                                                                     ---------           ---------           ---------
  Net cash applied to investing activities                             (81,315)            (12,072)            (16,318)
                                                                     ---------           ---------           ---------
Financing activities:
  Repayment on gold loan                                                   - -                 - -              (1,387)
  Common stock issued under stock option plans                           1,060                 296               1,500
  Preferred stock issuance, net of issuance costs                      110,346                 - -                 - -
  Acquisition of treasury stock                                            - -                 - -                  (4)
  Preferred stock dividends                                             (4,070)                - -                 - -
                                                                     ---------           ---------           ---------
  Net cash provided by financing activities                            107,336                 296                 109
                                                                     ---------           ---------           ---------
Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents                  34,604              (2,295)            (11,456)
  Cash and cash equivalents at beginning of year                         3,287               5,582              17,038
                                                                     ---------           ---------           ---------
  Cash and cash equivalents at end of year                           $  37,891           $   3,287           $   5,582
                                                                     =========           =========           =========
Supplemental disclosure of cash flow information:
  Cash paid during year for:
    Interest (net of amount capitalized)                             $     318           $     159           $     182
                                                                     =========           =========           =========
    Income tax payments, net                                         $      49           $     222           $     171
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

                     HECLA MINING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1:       Summary of Significant Accounting Policies

              A. COMPANY'S BUSINESS AND CONCENTRATIONS OF CREDIT RISK - Hecla Mining Company and its subsidiaries ("the Company") are engaged in mining and mineral processing. Sales of metals products are made principally to domestic and foreign custom smelters and metal traders. Industrial minerals are sold principally to domestic manufacturers and wholesalers. Sales to significant metals customers, as a percentage of total sales of metals products, were as follows:

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

              Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a regular, periodic basis. These reviews consider, among other factors, (1) the net realizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value, (2) the ability of the Company to fund all care, maintenance and standby costs, (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortization is appropriate, and (4) current projections of metal prices that affect the decision to reopen or make a disposition of the assets. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant, equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed ore bodies, future production costs and future metal prices over the estimated remaining mine life.

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

              H. INCOME TAXES - In the fourth quarter of 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), retroactive to January 1, 1992. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. In 1991, the Company utilized the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 96.

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

Note 2:       Business Combinations

       Equinox Resources Limited

              On December 29, 1993, the Company, two wholly owned Canadian subsidiaries of the Company, and Equinox Resources Ltd. ("Equinox"), a mining, exploration and development company, incorporated under the laws of the Province of British Columbia and headquartered in Vancouver, Canada, executed an Acquisition Agreement providing for the Company's acquisition of Equinox. Pursuant to the Acquisition Agreement and related Plan of Arrangement, upon consummation of the transactions contemplated thereby, (i) Equinox common shareholders will receive 0.3 common share of the Company ("Company common shares"), for each outstanding Equinox common share, (ii) holders of Equinox's Series "A" production participating preferred shares will receive newly issued production notes of the Company with the same material terms and conditions, and (iii) outstanding Equinox options and warrants will become exercisable for Company common shares. In connection with the acquisition of Equinox, the Company expects to issue approximately 6.3 million Company common shares, including shares issuable upon exercise of outstanding Equinox options and warrants.

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

              Pro forma unaudited results of operations assuming the merger had occurred on January 1, 1991, are as follows (in thousands except per-share data):

                                                           1993              1992             1991
                                                         ---------        ----------       ----------
              Net sales                                  $ 92,888         $ 101,621        $ 117,568
              Net loss applicable to
                common shareholders                       (21,852)          (55,276)         (15,521)
              Net loss per common share                     (0.57)            (1.59)           (0.46)

              The pro forma information above includes adjustments related to conforming Equinox's accounting policies for income taxes, reclamation, asset recoverability, and exploration costs to those of the Company.

       Mountain West Bark Products, Inc.

              In December 1993, the Company acquired all of the issued and outstanding common stock of Mountain West Bark Products, Inc.
       ("Mountain West") through the issuance of 655,000 shares of the Company's common stock. Mountain West is engaged primarily in the purchasing, processing and marketing of certain waste products from lumber milling operations in the western intermountain region. These products are sold as soil amendments, landscape mulches and decorative ground cover for landscape purposes. The transaction has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair value at December 1, 1993, the date of the acquisition. Mountain West's operating results have been included in the consolidated financial statements since that date and were immaterial to the Company. Results of operations of Mountain West prior to December 1,

       1993, were not material and, therefore, are not presented. The value of the Company's common shares issued in this transaction was approximately $6,305,000. Goodwill of $1,733,000 was recorded in the transaction and is being amortized straight-line over 15 years.

Note 3:       Inventories

              Inventories consist of the following (in thousands):

                                                                                           December 31,
                                                                                    ---------------------------
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

Note 4:   Investments

            Investments consist of the following components (in thousands):

                                                                  Carrying                             Market
                                                                    Value             Cost              Value
                                                                  --------          --------          --------
       December 31, 1993
       -----------------

         Marketable equity securities                             $     23          $     31          $     23
         Other investments                                           6,188             6,188
                                                                  --------          --------
                                                                  $  6,211          $  6,219
                                                                  ========          ========

       December 31, 1992
       -----------------

         Marketable equity securities                             $     16          $     32          $     16
         Other investments                                           4,806             4,806
                                                                  --------          --------
                                                                  $  4,822          $  4,838
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

              During the fourth quarter of 1992, the Company wrote down its common stock investment in Granduc Mines Limited (Granduc) to current estimated market value. The $2.1 million write-down of this investment was recorded to reflect the apparent other-than- temporary decline in market value of the common stock investment due to continued depressed metal prices. At December 31, 1993, the Company's carrying value of its Granduc common stock investment was approximately $1,488,000.

              On January 24, 1994, the Company sold its entire investment in Granduc by selling 2,000,000 Granduc common shares to Conwest Exploration Company Limited and 815,330 Granduc common shares to Jascan Resources Inc., both of which are Toronto, Ontario, Canada-based companies. The Company recognized a gain on the sale of approximately $1,327,000 in the first quarter of 1994.

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
                                                                                   =========          =========

              Based on its periodic reviews of the status of various mining properties and investments, the Company determined in the fourth quarter of 1992 that certain adjustments were appropriate to properly reflect estimated net realizable values. These adjustments consisted primarily of the write-downs of various properties, plants and equipment totaling approximately $28.0 million. The major portion of the adjustments related to the $13.5 million write-down of the Company's interest in the Apex processing facility, a hydrometallurgical processing plant near St. George, Utah. The Company continues to evaluate the feasibility of custom recoveries of specialty metals and chemical products. Also in 1992, due to depressed silver prices, the Company recorded write-downs of approximately $9.0 million related to the Consolidated Silver and Hog Heaven silver properties, located in North Idaho and northwest Montana, respectively. The Lisbon Valley Project in Utah, a joint venture which is fully developed for uranium and vanadium production, was also written down in 1992 by approximately $3.5 million to its estimated net realizable value. Included in the 1992 write-downs were approximately $1.5 million and $0.4 million related to the Company's interests in the Creede and Hardscrabble gold and silver properties, respectively, both located in Colorado.

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

              On February 8, 1994, the Company sold a 20 percent interest in its Grouse Creek gold project to Great Lakes Minerals Inc. of Toronto, Ontario ("Great Lakes"). The purchase price of $6.8 million represents 20 percent of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million. In addition, Great Lakes will fund its pro-rata share of the total construction cost for Grouse Creek from July 1, 1993 to the completion of the project which is currently estimated at $90.0 million, and has the option to increase its ownership to a maximum of 30 percent by contributing additional funds on a proportional basis.

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

              The sources of significant temporary differences which gave rise to the deferred tax provision (benefit) and their effects were as follows (in thousands):

                                                                         1993         1992          1991
                                                                       --------      -------       -------
              Depreciation, depletion, deferred
                development and exploration costs                      $ 5,739       $   196       $   311
              Utilization of capital losses                               (941)        2,428        (1,740)
              Reclamation costs                                            476        (3,457)          (87)
              Reduction in carrying values of
                mining properties, plants and
                equipment                                                  - -        (8,826)          - -
              Gain on sale of mineral property                             - -           - -          (466)
              Unrealized losses on marketable
                equity securities                                          (84)       (1,491)          580
              Increase of investment tax credits
                available to reduce deferred taxes                         - -           - -          (109)
              Change in valuation allowance
                associated with the ability to
                use net operating losses                                (6,361)       11,168           - -
              Postretirement benefits                                       (3)         (543)          - -
              Alternative minimum tax credit
                carryforward                                               156           390           - -
              Other, net                                                    54            15            82
                                                                       -------       -------       -------
                                                                       $  (964)      $  (120)      $(1,429)
                                                                       =======       =======       =======

              The components of the net deferred tax liability as of December 31, 1993 and 1992, were as follows (in thousands):

                                                                 1993
                                                  -------------------------------------
                                                       Deferred Tax
                                                  ------------------------
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
                                                  ========       ========         ========

                                                                 1993
                                                  -------------------------------------
                                                       Deferred Tax
                                                  ------------------------
                                                   Assets      Liabilities      Total
                                                  --------     -----------     --------
       Accrued reclamation  costs                 $  5,833                        $  5,833
       Investment valuation differences              1,670                           1,670
       Miscellaneous                                 1,236                           1,236
       Postretirement benefits
         other than pensions                           738                             738
       Other liabilities                               698                             698
       Deferred compensation                           532                             532
       Accounts receivable                             456                             456
       Properties, plants and equipment           $(13,570)      (13,570)
       Deferred income                                              (516)             (516)
       Pension costs                                                (315)             (315)
       Deferred state income taxes, net                           (1,153)           (1,153)
                                                   --------     --------          --------
          Total temporary difference                11,163       (15,554)           (4,391)
                                                  --------      --------          --------

       Federal net operating losses                 46,645                          46,645
       State net operating losses                    3,248                           3,248
       Tax credit carryforwards                      1,630                           1,630
       Alternative minimum tax
         credit carryforwards                          156                             156
                                                  --------                        --------
       Total net operating losses
         and tax credits                            51,679                          51,679
                                                  --------                        --------
       Valuation allowance                         (48,611)                        (48,611)
                                                  --------      --------          --------
       Net deferred tax assets
         and liabilities                          $ 14,231      $(15,554)         $ (1,323)
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

                                      Regular Tax Net   Alternative Minimum Tax
                                      Operating Losses    Net Operating Losses
                                      ----------------  -----------------------
                        1994              $ 11,009             $
                        1995                12,590                   5
                        1996                   268                 268
                        1997                 2,020                 695
                        1998                11,005                 308
                        1999                 6,235               1,199
                        2000                 3,089                 789
                        2001                 4,538               1,683
                        2002                 1,359                 346
                        2003                 1,150                 623
                        2004                13,131                 532
                        2005                17,201                 878
                        2006                25,000               3,105
                        2007                27,088              17,414
                        2008                27,840              22,731
                                          --------             -------
                                          $163,523             $50,576
                                          ========             =======


              In addition to the above, the Company had Mexican tax net operating loss carryovers totaling $1,280,000, which expire in 1998.

              During 1992, the Company used prior year capital loss carryovers of approximately $7.4 million to offset 1992 capital gains. At December 31,

       1993, for income tax purposes, the Company had approximately $6.0 million of alternative minimum tax net operating losses generated by CoCa Mines Inc. ("CoCa") prior to its merger with the Company in 1991. Due to the merger, there are limitations on the amount of these net operating losses that can be utilized in any given year to reduce certain future taxable income.

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
                                                                            ========          ========


       Zero Coupon Convertible Notes

              During 1989, the Company issued subordinated zero coupon convertible notes, due June 14, 2004, with a face value at maturity of $201,250,000. These Liquid Yield Option Notes ("LYONs") were issued at 30.832% of their face value at maturity which results in an 8% yield compounded semiannually to maturity. These notes are carried net of original issue discount, which is being amortized by the interest method over the life of the issue. The outstanding balances at December 31, 1993 and 1992, include the accrued original issue discount. The noteholder, at his option, may convert each note with a face value of $1,000 into 20.824 shares of the Company's common stock. The notes are redeemable in cash at any time at the option of the Company, in whole or in part, at redemption prices equal to the issue price plus original issue discount to the date of redemption. The Company will purchase any note with a face value of $1,000 at the option of the holder on June 14, 1994 ("Put Feature"), at a purchase price of $456.39 (issue price plus original issue discount to such date). The Company, at its option, may pay such purchase price in cash, shares of common stock or extension notes, but not in any combination thereof. However, because of the Company's need to utilize cash for planned capital expenditures, absent any action by the Company, it will pay for any LYONs delivered to it pursuant to the Put Feature by issuing Company common stock. The Company is unable to predict how many LYONs it may be required to purchase pursuant to the Put Feature and cannot predict what effect the Put Feature will have on the market price of Company common stock.

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

              On May 19, 1992, the Company exchanged 1,120,125 shares of its common stock for 30,900 outstanding LYONs. In the noncash transaction, the Company recorded the issuance of common stock totaling approximately $11.2 million and the reduction of long-term debt and deferred issuance costs totaling approximately $12.0 million and $0.3 million, respectively, recognizing a gain totaling approximately $0.5 million.

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

              In July 1991, the Coeur d'Alene Indian Tribe ("the Tribe") brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, the Idaho Federal District Court, in a separate action, determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 district court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title.

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

              Net periodic pension cost ( income) for the plans consisted of the following in 1993, 1992 and 1991 (in thousands):

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

Note 10:      Shareholders' Equity

       Preferred Stock

              In June 1993, the Company completed a public offering of 2.3 million shares of Series B Cumulative Convertible Preferred Stock, par value $0.25 per share ("the Preferred Shares"). The shares were sold for $50 each and the Company received net proceeds of $110,346,000 from the offering. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors.

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

       Shareholder Rights Plan

              In 1986, the Company adopted a Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The plan was amended effective November 9, 1990. The rights will be triggered once an Acquiring Person, as defined, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alternatives, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $47.50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of 5c. per right prior to the tenth day after an Acquiring Person acquires 15% of the Company's common stock, and expire in 1996. Additional details are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 19, 1986, and in the amendments dated November 29, 1990 and September 30, 1991.

       Stock Option Plans

              In connection with the Company's 1991 acquisition of CoCa, the Company assumed three preexisting CoCa employee stock option plans ("CoCa Plans"), and converted all options then outstanding under the CoCa Plans into options to acquire shares of the Company's common stock. No further options will be granted under these CoCa Plans.

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

              Transactions concerning stock options are summarized as follows:

                                                    Incentive                      Nonstatutory Stock
                                               Stock Option Plan                       Option Plan              Total
                                          ---------------------------         ---------------------------
                                           Shares           Price             Shares             Price          Shares
                                          --------       ------------         -------        ------------      -------
Outstanding, December 31, 1990             151,606       $ 8.54-10.87         424,281        $ 7.12-18.26      575,887

Year ended December 31, 1991:
  Exercised                               (104,980)        8.54-10.87         (38,653)         7.12- 8.54     (143,633)
                                          --------                           --------                         --------

Outstanding, December 31, 1991              46,626         8.54-10.87         385,628          7.12-18.26      432,254

Year ended December 31, 1992:
  Granted                                      - -                - -          66,000             10.50         66,000
  Exercised                                    - -                - -         (37,525)         7.12- 8.54      (37,525)
  Expired                                  (46,626)        8.54-10.87          (7,500)            10.37        (54,126)
                                          --------                           --------                         --------

Outstanding, December 31, 1992                 - -                - -         406,603          7.12-18.26      406,603

Year ended December 31, 1993:
  Granted                                      - -                                - -                              - -
  Exercised                                    - -                            (86,443)         7.12-12.25      (86,443)
  Expired                                      - -                            (18,500)        10.38-12.25      (18,500)
                                          --------                           --------                         --------

Outstanding, December 31, 1993                 - -                            301,660        $ 7.12-18.26      301,660
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

Note 11:  Business Segments (in thousands)

                                                                           1993          1992          1991
                                                                         --------      --------      --------
     Net sales to unaffiliated customers:
       Metals                                                            $ 34,851      $ 57,420      $ 77,044
       Industrial minerals                                                 44,953        43,231        40,524
       Specialty metals                                                     2,043           - -           - -
                                                                         --------      --------      --------

                                                                         $ 81,847      $100,651      $117,568
                                                                         ========      ========      ========

     Income (loss) from operations:
       Metals                                                            $(10,359)     $(34,992)     $ (3,153)
       Industrial minerals                                                  4,449         4,620         5,842
       Specialty metals                                                      (504)      (15,332)       (2,004)
       General corporate                                                   (7,630)       (9,339)      (14,746)
                                                                         --------      --------      --------

                                                                         $(14,044)     $(55,043)     $(14,061)
                                                                         ========      ========      ========

     Capital expenditures:
       Metals (including $12,826 in
         Mexico in 1993)                                                 $ 44,821      $ 19,815      $ 14,527
       Industrial minerals (including
         $5,800 in Mexico in 1993)                                         11,938         3,203         3,401
       Specialty metals                                                       - -           - -           - -
       General corporate assets                                               548           158           957
                                                                         --------      --------      --------
                                                                         $ 57,307      $ 23,176      $ 18,885
                                                                         ========      ========      ========

     Depreciation, depletion and amortization:
       Metals                                                            $  6,818      $  9,305      $ 16,847
       Industrial minerals                                                  3,718         4,188         4,314
       Specialty metals                                                        33           - -           - -
       General corporate assets                                               392           819           692
                                                                         --------      --------      --------
                                                                         $ 10,961      $ 14,312      $ 21,853
                                                                         ========      ========      ========

     Identifiable assets:
       Metals (including $21,028 in
         Mexico in 1993)                                                 $126,912      $127,833      $167,794
       Industrial minerals (including
         $7,054 in Mexico in 1993)                                         68,068        46,488        47,452
       Specialty metals                                                     4,197           - -           - -
       General corporate assets                                            78,431        42,850        32,996
       Idle facilities                                                     55,270         5,272         9,879
                                                                         --------      --------      --------
                                                                         $332,878      $222,443      $258,121
                                                                         ========      ========      ========


              Net sales and identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, receivables, investments and corporate property, plant and equipment. As a result of depressed metals prices, operations were suspended at the Greens Creek mine in April 1993 and the property was placed on a care-and- maintenance basis pending resumptions of operations. At December 31, 1993, the Company's recorded net book value of identifiable assets of the Greens Creek mine was approximately $50.3 million. This amount has been classified in the Idle Facilities category at December 31, 1993.

                        [COOPERS & LYBRAND LETTERHEAD]


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



                            /s/ COOPERS & LYBRAND
                            ---------------------
                                COOPERS & LYBRAND


Spokane, Washington
February 3, 1994, except for
  Note 5, as to which the
  date is February 8, 1994

                                                                      SCHEDULE V



                     HECLA MINING COMPANY and SUBSIDIARIES

                 PROPERTY, PLANT AND EQUIPMENT - For the Years
                    Ended December 31, 1993, 1992 and 1991
                            (dollars in thousands)

                Column A                     Column B       Column C        Column D           Column E            Column F
- - ----------------------------------------    ----------     ----------      -----------      ---------------     --------------
                                            Balance at
                                             Beginning      Additions                        Other Change       Balance at End
              Classification                 of Period     at Cost(1)      Retirements       Add (Deduct)(2)      of Period
- - ----------------------------------------    ----------     ----------      -----------      ----------------    --------------
Year ended December 31, 1993:
  Mining properties                         $  39,811      $   2,067        $      20          $  13,126          $  54,984
  Deferred development costs                  127,529         40,336              317            (13,543)           154,005
  Plants and equipment                        167,873         15,615            5,421                573            178,640
  Land                                          6,176            721              800                 66              6,163
                                            ---------      ---------        ---------          ---------          ---------
                                            $ 341,389    $  58,739(3)       $   6,558          $     222          $ 393,792
                                            =========      =========        =========          =========          =========




Year ended December 31, 1992:
  Mining properties(5)                      $  36,105      $   3,057        $       7          $     656          $  39,811
  Deferred development costs                  128,858         12,326            1,644            (12,011)           127,529
  Plants and equipment                        182,468          7,620            5,083            (17,132)           167,873
  Land                                          5,667            173              - -                336              6,176
                                            ---------      ---------        ---------          ---------          ---------
                                            $ 353,098    $  23,176(3)       $   6,734          $ (28,151)(4)      $ 341,389
                                            =========      =========        =========          =========          =========

Year ended December 31, 1991:
  Mining properties(5)                      $  35,455      $     650        $     - -          $     - -          $  36,105
  Deferred development costs                  117,701         11,442              436                151            128,858
  Plants and equipment                        177,887          7,265            2,533               (151)           182,468
  Land                                          5,550            117              - -                - -              5,667
                                            ---------      ---------        ---------          ---------          ---------
                                            $ 336,593    $  19,474(3)       $   2,969          $     - -          $ 353,098
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

                                                                     SCHEDULE VI



                     HECLA MINING COMPANY and SUBSIDIARIES

             ACCUMULATED DEPRECIATION, DEPLETION and AMORTIZATION
                       OF PROPERTY, PLANT AND EQUIPMENT

              For the Years Ended December 31, 1993, 1992 and 1991
                             (dollars in thousands)

                Column A                     Column B        Column C        Column D          Column E            Column F
- - ---------------------------------------     ----------      ---------       -----------     ---------------     --------------
                                            Balance at
                                            Beginning       Additions                        Other Change       Balance at End
              Description                   of Period        At Cost        Retirements     Add (Deduct)(1)       of Period
- - ---------------------------------------     ----------      ---------       -----------     ---------------     --------------
Year ended December 31, 1993:
  Mining properties                         $   8,406       $   2,004       $      20          $    (910)          $   9,480
  Deferred development costs                   52,909           2,919           2,028               (217)             53,583
  Plants and equipment                        100,247           7,246             757              1,123             107,859
                                            ---------       ---------       ---------          ---------           ---------
                                            $ 161,562       $  12,169       $   2,805          $      (4)          $ 170,922
                                            =========       =========       =========          =========           =========

Year ended December 31, 1992:
  Mining properties                         $   6,268       $     691       $     - -          $   1,447           $   8,406
  Deferred development costs                   50,439           6,617           2,076             (2,071)             52,909
  Plants and equipment                         97,375           6,565           4,147                454             100,247
                                            ---------       ---------       ---------          ---------           ---------
                                            $ 154,082       $  13,873       $   6,223          $    (170)          $ 161,562
                                            =========       =========       =========          =========           =========

Year ended December 31, 1991:
  Mining properties                         $   6,214       $      54       $     - -          $     - -           $   6,268
  Deferred development costs                   43,197           7,242             - -                - -              50,439
  Plants and equipment                         85,704          13,210           1,539                - -              97,375
                                            ---------       ---------       ---------          ---------           ---------
                                            $ 135,115       $  20,506       $   1,539          $     - -           $ 154,082
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

                                                                      SCHEDULE X


                     HECLA MINING COMPANY and SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

              For the Years Ended December 31, 1993, 1992 and 1991
                             (dollars in thousands)



                     Column A                             Column B
- - -----------------------------------------------  -----------------------------
                     Item Note (2)               Charged to Costs and Expenses
- - -----------------------------------------------  -----------------------------
Year ended December 31-1993:

   1.  Maintenance and repairs                             Note (1)

   3.  Taxes, other than payroll and income                $ 1,132
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