Form 10-Q
period 1994-06-30
HECLA MINING CO/DE/
filed 1994-08-12
CIK 719413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1994

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number      1-8491
                       -------------------------------------------------------

                              HECLA MINING COMPANY
- - - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                           82-0126240
- - - -------------------------------------------                 ----------------------------
         (State or other jurisdiction of                          (I.R.S. Employer
          incorporation or organization)                         Identification No.)

         6500 Mineral Drive
         Coeur d'Alene, Idaho                                       83814-8788
- - - -------------------------------------------                 -----------------------------
(Address of principal executive offices)                             (Zip Code)

                                  208-769-4100
- - - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for at least the past 90 days.    Yes  XX .    No     .
                                                          ----        ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                  Outstanding July 29, 1994
- - - -------------------------------------              ---------------------------------
Common stock, par value 25c. per share                        48,136,774 shares

               HECLA MINING COMPANY and CONSOLIDATED SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1994


                                   I N D E X

                                                                                                      Page
                                                                                                      ----
PART I. - Financial Information

         Item 1    - Consolidated Balance Sheets - June 30, 1994
                     and December 31, 1993                                                              3

                   - Consolidated Statements of Operations - Three
                     Months and Six Months Ended June 30, 1994 and 1993                                 4

                   - Consolidated Statements of Cash Flows - Six
                     Months Ended June 30, 1994 and 1993                                                5

                   - Notes to Consolidated Financial Statements                                         6

         Item 2    - Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                          11


PART II. - Other Information

         Item 1    - Legal Proceedings                                                                 20

         Item 4    - Annual Meeting of Shareholders                                                    20

         Item 6    - Exhibits and Reports on Form 8-K                                                  20

                         PART I - FINANCIAL INFORMATION

                     HECLA MINING COMPANY and SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (dollars in thousands)


                                                               June 30,              December 31,
                                                                 1994                    1993
                                                               --------              ------------
                                                                                      (Note 2)
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents                                   $  54,516                $  40,031
  Short-term investments                                             84                   27,636
  Accounts and notes receivable                                  28,987                   18,841
  Income tax refund receivable                                      505                      - -
  Inventories                                                    13,632                   15,020
  Other current assets                                            1,980                    2,003
                                                              ---------                ---------
          Total current assets                                   99,704                  103,531
Investments                                                       5,070                    6,565
Properties, plants and equipment, net                           243,798                  229,055
Other noncurrent assets                                           5,389                    7,002
                                                              ---------                ---------

          Total assets                                        $ 353,961                $ 346,153

                                                              =========                =========

                                 LIABILITIES
                                 -----------
Current liabilities:
  Accounts payable and accrued expenses                       $  18,155                $  17,312
  Accrued payroll and related benefits                            2,102                    2,056
  Preferred stock dividends payable                               2,012                    2,012
  Accrued taxes                                                   1,329                      928
                                                              ---------                ---------
          Total current liabilities                              23,598                   22,308
Deferred income taxes                                               359                      359
Long-term debt                                                    1,633                   50,009
Accrued reclamation costs                                        23,928                   24,947
Other noncurrent liabilities                                      3,685                    3,858
                                                              ---------                ---------
          Total liabilities                                      53,203                  101,481
                                                              ---------                ---------


                            SHAREHOLDERS' EQUITY
                            --------------------

Preferred stock, 25c. par value,
  authorized 5,000,000 shares; issued
  and outstanding - 2,300,000
  liquidation preference $117,012                                   575                      575
Common stock, 25c. par value,
  authorized 100,000,000 shares;
  issued 1994 - 48,136,774;
  issued 1993 - 40,320,761                                       12,034                   10,080
Capital surplus                                                 328,976                  265,687
Retained deficit                                                (39,748)                 (30,774)
Foreign currency translation adjustment                            (180)                     - -
Net unrealized loss on marketable
  equity securities                                                 (10)                      (8)
Less common stock reacquired at cost;
  1994 - 62,341 shares, 1993 - 62,226 shares                       (889)                    (888)
                                                              ---------                ---------
          Total shareholders' equity                            300,758                  244,672
                                                              ---------                ---------

          Total liabilities and shareholders' equity          $ 353,961                $ 346,153

                                                              =========                =========




The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

        (dollars and shares in thousands, except for per-share amounts)


                                                      Three Months Ended                      Six Months Ended
                                               ---------------------------------      ---------------------------------
                                               June 30, 1994       June 30, 1993       June 30, 1994      June 30, 1993
                                               -------------       -------------       -------------      -------------
                                                                      (Note 2)                               (Note 2)

Sales of products                                $  38,048            $  26,022          $  64,388          $  49,801
                                                 ---------            ---------          ---------          ---------

Cost of sales and other direct
  production costs                                  30,370               22,169             55,041             43,346
Depreciation, depletion and
  amortization                                       3,657                3,387              6,276              7,335
                                                 ---------            ---------          ---------          ---------
                                                    34,027               25,556             61,317             50,681
                                                 ---------            ---------          ---------          ---------

Gross profit (loss)                                  4,021                  466              3,071               (880)
                                                 ---------            ---------          ---------          ---------

Other operating expenses:
  General and administrative                         1,780                1,781              6,339              3,535
  Exploration                                        1,990                  598              4,099              1,753
  Research                                             - -                   82                - -                101
  Depreciation and amortization                        180                  179                362                305
  Provision for closed operations and
    environmental matters                              384                  261                624                448
                                                 ---------            ---------          ---------          ---------
                                                     4,334                2,901             11,424              6,142
                                                 ---------            ---------          ---------          ---------

Loss from operations                                  (313)              (2,435)            (8,353)            (7,022)
                                                 ---------            ---------          ---------          ---------

Other income (expense):
  Interest and other income                          2,007                  468              3,320                619
  Other expense                                        - -                    3                - -                (17)
  Gain (loss) on sale of investments                  (238)                (120)             1,090               (189)
  Minority interest in net loss of
    consolidated subsidiary                            - -                   28                - -                 43
  Interest expense:
    Total interest cost                               (898)              (1,377)            (2,047)            (2,920)
    Less amount capitalized                            786                  706              1,751              1,371
                                                 ---------            ---------          ---------          ---------
                                                     1,657                 (292)             4,114             (1,093)
                                                 ---------            ---------          ---------          ---------

Income (loss) before income taxes
  and extraordinary loss                             1,344               (2,727)            (4,239)            (8,115)
Income tax (provision) benefit                         181                  (86)               113               (156)
                                                 ---------            ----------         ---------          ---------

Net income (loss) before
  extraordinary loss                                 1,525               (2,813)            (4,126)            (8,271)
Extraordinary loss on early
  retirement of long-term debt                        (823)                 - -               (823)               - -
                                                 ---------            ---------          ---------          ---------

Net income (loss)                                      702               (2,813)            (4,949)            (8,271)
Preferred dividends                                 (2,013)                 - -             (4,025)               - -
                                                 ---------            ---------          ---------          ---------
Net loss applicable to
  common shareholders                            $  (1,311)           $  (2,813)         $  (8,974)         $  (8,271)

                                                 =========            =========          =========          =========

Net income (loss) per common share:
  Loss applicable to common shareholders
    before extraordinary loss                    $   (0.01)           $   (0.07)         $   (0.19)         $   (0.22)
  Extraordinary loss on early retirement
    of long-term debt                                (0.02)                 - -              (0.02)               - -
                                                 ---------            ---------          ---------          ---------

Net loss per common share                        $   (0.03)           $   (0.07)         $   (0.22)         $   (0.22)

                                                 =========            =========          =========          =========


Cash dividends per common share                      $ - -                $ - -              $ - -              $ - -

                                                     =====                =====              =====              =====

Weighted average number of common
  shares outstanding                                44,294               38,542             41,487             36,916

                                                    ======               ======             ======             ======

The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)


                                                                                 Six Months Ended
                                                                      --------------------------------------
                                                                      June 30, 1994            June 30, 1993
                                                                      -------------            -------------
                                                                                                  (Note 2)
Operating activities:
  Net loss                                                              $  (4,949)               $  (8,271)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                                6,638                    7,640
    Gain on disposition of properties, plants
      and equipment                                                          (579)                     (57)
    Gain on exchange of LYONs                                                 - -                     (323)
    Extraordinary loss on early retirement of
      long-term debt                                                          823                      - -
    Accretion of interest on long-term debt                                 1,750                    2,465
    Provision for reclamation and closure costs                               674                      262
    Minority interest in net loss of subsidiaries                             - -                       43
  Change in:
    Accounts and notes receivable                                         (10,146)                  (3,465)
    Income tax refund receivable                                             (505)                     - -
    Inventories                                                             1,388                    2,294
    Other current assets                                                       23                      178
    Accounts payable and accrued expenses                                     843                    1,733
    Accrued payroll and related benefits                                       46                     (114)
    Accrued taxes                                                             401                      (47)
    Noncurrent liabilities                                                   (138)                  (1,462)
                                                                        ---------                ---------
  Net cash provided by (applied to) operating activities                   (3,731)                     876
                                                                        ---------                ---------

Investing activities:
  Additions to properties, plants and equipment                           (32,018)                  (5,941)
  Proceeds from disposition of properties,
    plants and equipment                                                   13,281                      102
  Purchase of investments and increase in
    cash surrender value of life insurance                                 (2,849)                    (307)
  Proceeds from maturity of short-term investments
    and sale of investments                                                31,100                       29
  Other, net                                                               (2,306)                  (1,602)
                                                                        ---------                ---------

  Net cash provided by (applied to) investing activities                    7,208                   (7,719)
                                                                        ---------                ---------

Financing activities:
  Common stock issued under stock option plans                              1,739                      963
  Issuance of common stock                                                 63,499                      - -
  Early retirement of long-term debt                                      (50,169)                     - -
  Dividends on preferred stock                                             (4,025)                     - -
  Issuance of preferred stock                                                 - -                  110,360
  Decrease in deferred revenue                                                (36)                     - -
                                                                        ---------                ---------

  Net cash provided by financing activities                                11,008                  111,323
                                                                        ---------                ---------

Change in cash and cash equivalents:
  Net increase in cash and cash equivalents                                14,485                  104,480
  Cash and cash equivalents at beginning of period                         40,031                    3,967
                                                                        ---------                ---------

  Cash and cash equivalents at end of period                            $  54,516                $ 108,447

                                                                        =========                =========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)                                $  16,414                $     250
                                                                        =========                =========
    Income tax payments, (net of refunds)                               $     262                $      74
                                                                        =========                =========


The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. The notes to the Company's 1993 historical financial statements included in its Form 10-K filing with the Securities and Exchange Commission and the notes to the Company's 1993 supplemental consolidated financial statements, which reflect the pooling of interests transaction between the Company and Equinox Resources Ltd. ("Equinox"), as set forth in the Company's Amendment No. 3 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on May 4, 1994, substantially apply to the interim consolidated financial statements for the three and six months ended June 30, 1994, and are not repeated here.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1993, was derived from the audited supplemental consolidated balance sheet described in Note 1 above. The balance sheet as of December 31, 1993, the statements of operations for the three and six months ended June 30, 1993, and statement of cash flows for the six months ended June 30, 1993, as previously reported, have been restated to give retroactive effect to the acquisition by the Company of Equinox on March 11, 1994, which has been treated as a pooling of interests for financial reporting and accounting purposes.

                 Separate operating results of the combining entities for the three- and six-month periods ended June 30, 1993 are as follows (in thousands):

                                                                      Three months       Six months
                                                                           ended            ended
                                                                        June 30,          June 30,
                                                                          1993              1993
                                                                      ------------       ----------


                        Sale of products:
                             Hecla                                      $ 23,085         $ 43,954
                             Equinox                                       2,937            5,847
                                                                        --------         --------
                                                                        $ 26,022         $ 49,801
                                                                        ========         ========

                         Net loss applicable to
                          common shareholders:
                             Hecla                                      $  2,012         $  6,783
                             Equinox                                         801            1,488
                                                                        --------         --------
                                                                        $  2,813         $  8,271
                                                                        ========         ========

                     HECLA MINING COMPANY and SUBSIDIARIES


Note 3. The components of the income tax provision for the six months ended June 30, 1994 and 1993 are as follows (in thousands):


                                                                           1994                1993
                                                                          -------             -------
                        Current:
                          State income taxes                              $   142             $   156
                          Federal income tax benefit                        (255)                 - -
                                                                         -------              -------
                                Total current provision (benefit)           (113)                 156
                         Deferred provision                                   - -                 - -
                                                                          -------             -------
                                Total                                    $  (113)             $   156
                                                                         =======              =======


                 The Company's income tax provision for the first half of 1994 and 1993 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the nonutilization of net operating losses.

Note 4.          Inventories consist of the following (in thousands):


                                                                                 June 30,             December 31,
                                                                                   1994                   1993
                                                                                 --------             ------------
                        Concentrates and metals in transit
                          and other products                                     $  3,000                $  2,615
                        Industrial mineral products                                 3,551                   5,260
                        Materials and supplies                                      7,081                   7,145
                                                                                 --------                --------
                                                                                 $ 13,632                $ 15,020
                                                                                 ========                ========


Note 5. The Company has received notices from the United States Environmental Protection Agency ("EPA") that it and numerous other parties are potentially responsible to remediate alleged hazardous substance releases at several sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). In addition, in the mid-1980s, the Company was named as a defendant in two separate actions brought in Federal District Court in Colorado asserting liability of the Company under CERCLA for response costs and natural resource damages associated with a superfund site located near Leadville, Colorado ("Leadville Site"). These legal proceedings were consolidated by the Federal District Court into a single legal proceeding. On January 6, 1993, the Colorado Federal District Court entered a Partial Consent Decree between the United States and the Company which resolves all issues concerning the Company's alleged liability to the United States for response costs at the Leadville Site, except for response costs related to certain mill tailings impoundments located at the Leadville Site. The Company paid the United States $450,000 under the decree. In February 1994, the Company entered into a second partial consent decree with the federal government providing for the payment by the Company of $516,000 to cover a portion of EPA's past costs at the site and a portion of the costs of the selected response action for the tailings impoundments. The consent decree has been signed by all

                     HECLA MINING COMPANY and SUBSIDIARIES


                 parties, no public comment was received, and the consent decree is pending approval by the Colorado Federal District Court. Upon final Court approval of the consent decree, the Company will be released from liability to the federal government for all response costs under Superfund for the entire Leadville Site. In November 1991, the Company finalized a settlement with two primary liability insurers concerning insurance coverage for the Company's environmental liability at the Leadville Site. The monies received in the insurance settlement in November 1991 were sufficient to cover the Company's CERCLA liability at the Leadville Site.

                 In October 1989, and again in February 1990, the Company was notified by the EPA that the EPA considered the Company a Potentially Responsible Party ("PRP") at the Bunker Hill Superfund Site located at Kellogg, Idaho ("Bunker Hill Site"). The EPA has also notified a number of other companies involved in mining or smelting activities in the site area that the EPA has determined are also PRPs at the Bunker Hill Site. In February 1994, the Company and three other mining company PRPs entered into a Consent Decree with EPA and the State of Idaho pursuant to which the Company and two of the three companies signing the decree agreed to implement remediation work at a portion of the Bunker Hill Site. The remediation will primarily involve the removal and replacement of lead-contaminated soils in residential yards within the site and is estimated to be completed by the participating mining companies over the period of the next five to seven years.
                 The Consent Decree also provides for the mining companies to reimburse EPA for a portion of the government's past costs incurred at the Bunker Hill Site. The Consent Decree has been signed by all PRPs, the EPA, and the State of Idaho, has received public comment, and is pending approval by the Federal District Court in Idaho. The Consent Decree, when entered by the court, will settle the Company's response-cost liability under Superfund at the Bunker Hill Site.

                 The Records of Decision with respect to both the populated and nonpopulated areas for the Bunker Hill Site indicate that future remediation costs total approximately $93.0 million. Additionally, the federal government has asserted that it has incurred approximately $17.0 million in past costs at the site. Because CERCLA assigns joint and several liability among the PRPs, any one of the PRPs, including the Company, could be assessed the entire cost of remediation. However, based upon the terms of the consent decrees and related agreements for the Bunker Hill and Leadville Sites, as described above, the Company has accrued an amount for the Company's share of such remediation and other costs that management presently believes is the most likely amount that the Company will be required to fund. The total allowance for liability for remedial activity costs at the Bunker Hill and Leadville Sites is $10.2 million and $0.5 million, respectively, as of June 30, 1994. Other than consulting work necessary for the implementation of the Company's allocated portion of the remedial activity at these sites, the Company's accruals do not include any future legal or consulting costs. The Company does not believe that these costs will be material. In addition, the Company

                     HECLA MINING COMPANY and SUBSIDIARIES


                 has not included any amounts for unasserted claims at these or any other sites because the Company's potential liability has not been asserted or established and amounts, if any, of potential liability are impossible to determine.

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

                     HECLA MINING COMPANY and SUBSIDIARIES


                 incurred by the Company as a result of ICC's failure to comply with the terms of the contract.

                 In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of the Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company is required to post an appeal bond in the amount of 136% of the District Court judgment. The Company currently anticipates that on or before September 9, 1994, it will be posting the appeal bond and pledging cash and cash equivalents totaling $10.0 million as collateral for the $27.0 million bond requirements. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance.

                 The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of these other suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

Note 6. On May 11, 1994, the Company completed a public offering of 7,475,000 shares of its common stock for a price to the public of $9.125 per share and called for redemption of $109,950,000 principal amount at maturity of its outstanding Liquid Yield Option Notes ("LYONs") due 2004. After underwriting discount totaling $4,111,250 or $0.55 per share, the net proceeds to the Company totaled $63,499,000. On June 13, 1994, the Company used approximately $50.2 million of the net proceeds to redeem Hecla's outstanding LYONs. The Company recorded an extraordinary loss on early retirement of debt totaling approximately $0.8 million for the period ended June 30, 1994, which related principally to the write-off of the unamortized balance of deferred issuance costs. The Company currently intends to use the remaining proceeds from the public offering for certain development projects and other corporate purposes.

                     HECLA MINING COMPANY and SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                 The Company incurred net losses applicable to common shareholders in the second quarter of 1994 and 1993 totaling $1.3 million and $2.8 million, respectively. If the current market prices of gold, silver and lead do not increase, and as a result of the Company's preferred dividend payment requirements, the Company expects to continue to experience net losses applicable to common shareholders, even with the planned gold production from the commencement of commercial production at the Grouse Creek project in late 1994. However, the Company's operating cash flows are expected to increase subsequent to the commencement of commercial production at this project even if metals prices remain at current levels. At present metals prices for 1994, the Company currently anticipates a net loss applicable to common shareholders of approximately $9.8 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1994. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1994 will be as projected.

                 The volatility of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the assets. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other
                 factors.   Asset write- downs may occur if the Company
                 determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future market conditions, although no such write-downs are currently contemplated except as described below under "Financial Condition and Liquidity."

                     HECLA MINING COMPANY and SUBSIDIARIES


                 In 1994, the Company expects to produce approximately 125,000 ounces of gold, including 50,000 ounces from the La Choya mine, 37,000 ounces from the Republic mine, 31,000 ounces from the American Girl mine and an additional 7,000 ounces from other sources. Assuming the timely commencement of production at the Grouse Creek project in the fourth quarter of 1994, the Company's planned 1994 total gold production could increase by 39,000 ounces to 164,000 ounces, based upon its 80% interest in the project. The Company's expected gold production increase in 1994 assumes a full year of production at the La Choya project and the start-up of production at the Grouse Creek project in the fourth quarter of 1994, which offsets the expected decrease in gold production at the Republic mine.
                 The Company's actual level of gold production for 1994 will depend, in significant part, upon the timely commencement of production at the Grouse Creek project.

                 The Company's share of silver production for 1994 is expected to be 2.5 million ounces compared to actual 1993 silver production of 3.0 million ounces. The expected decrease in silver production is primarily due to the suspension of operations at the Greens Creek mine in April 1993 by the mine manager.

                 The Company's production of industrial minerals is expected to increase in 1994 to 965,000 tons, principally due to increased shipments of feldspar, ball clay and kaolin. Additionally, the Company expects to ship 625,000 cubic yards of landscape material from its recently acquired subsidiary, Mountain West Products, acquired in late 1993.

                 Results of Operations

                    First Six Months 1994 Compared to First Six Months 1993

                 The Company incurred a net loss of approximately $4.9 million ($0.12 per share) in the first six months of 1994 compared to net loss of approximately $8.3 million, or $0.22 per share, in the same period of 1993. After $4.0 million in dividends to preferred shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for the first six months of 1994 was approximately $9.0 million, or $0.22 per common share. The second quarter 1994 loss was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

                 Sales of the Company's products increased by approximately $14.6 million, or 29.3%, in the first six months of 1994 as compared to the same period in 1993, principally the result of
                 (1) increased product sales totaling approximately $17.1 million, most notably from Mountain West Products (acquired in December 1993), the La Choya gold mine in Mexico, and other industrial minerals segment operations; and (2) increases in the average prices of silver, gold and lead, the impact of which is estimated to be approximately $4.4 million in the 1994 period compared to the 1993 period. These two factors were partially offset by decreased sales in the metals segment, the impact of which

                     HECLA MINING COMPANY and SUBSIDIARIES


                 is approximately $6.6 million, attributable to (1) the suspension of operations at the Greens Creek mine in April 1993; (2) decreased gold production in the 1994 period at the Republic gold mine due to a lower-grade ore being mined and processed; and (3) decreased production of silver, lead and zinc at the Lucky Friday mine in the 1994 period.

                 Comparing the average metal prices for the six months of 1993 with the comparable 1994 period, gold increased by 11% from $344.94 per ounce to $382.87 per ounce, silver increased by 35% from $3.96 per ounce to $5.33 per ounce, lead increased by 16% from $0.19 per pound to $0.22 per pound, but zinc decreased by 7% from $0.46 per pound to $0.43 per pound.

                 Cost of sales and other direct production costs increased approximately $11.7 million, or 27%, from the first six months of 1993 to the comparable 1994 period primarily due to (1) production costs incurred during the 1994 period at Mountain West Products (acquired in December 1993) totaling approximately $6.8 million; (2) production costs incurred at the La Choya mine and K-T Clay de Mexico during the 1994 period totaling approximately $4.7 million and $1.3 million, respectively, due to the commencement of operations at these locations in 1994; and (3) increases in operating costs at various other operations totaling approximately $2.8 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling approximately $3.9 million, the most notable of which is the Greens Creek mine, where decreased operating costs are the result of the suspension of operations there in April 1993.

                 Cost of sales and other direct production costs as a percentage of sales from products decreased from 87% in the first six months of 1993 to 85% in the comparable 1994 period, primarily due to increases in the average metals prices realized in the metals division during the 1994 period and improved sales within the industrial minerals segment.

                 Cash and full production cost per gold ounce increased from $236.16 and $303.82 for the first six months of 1993 to $314.59 and $372.26 for the comparable 1994 period, respectively. The increase in both the cash and full production cost per gold ounce is mainly attributed to the initial start-up costs at the La Choya gold mine in Mexico and decreased gold production from the Republic and American Girl gold mines.

                 Cash and full production cost per silver ounce increased from $4.82 and $6.28 in the first six months of 1993 to $6.15 and $7.40 in the comparable 1994 period, respectively. The increases in the cost per silver ounce are due primarily to lower silver, lead and zinc production from the Lucky Friday mine, resulting from decreased tons of ore milled and a decrease in the silver grade from 12.06 silver ounces per ton in the 1993 period to 10.89 silver ounces per ton in the comparable 1994 period partially offset by an increase in the average price of lead in the 1994 period. Lead and zinc are by-

                     HECLA MINING COMPANY and SUBSIDIARIES


                 products, the revenues from which are netted against production costs in the calculation of production cost per ounce.

                 Depreciation, depletion and amortization decreased by approximately $1.1 million, or 14%, from the 1993 period to the 1994 period, primarily the result of (1) the $2.4 million write-down of the American Girl mine carrying value in the fourth quarter 1993, the impact of which reduced depreciation expense in the 1994 period by approximately $1.0 million; (2) suspended operations at the Greens Creek mine in April 1993 where significant depreciable assets are depreciated on a units-of-production basis, the impact of which reduced depreciation expense in the 1994 period by approximately $0.9 million; and (3) reduced depreciation expense at other operations during the 1994 period totaling approximately $0.8 million resulting from decreased production. These were partially offset by increases in depreciation expense totaling approximately $1.7 million in the 1994 period due to the commencement of operations at the La Choya gold mine and K-T Clay de Mexico in 1994, as well as increased depreciation at Mountain West Products which was acquired in December 1993.

                 Other operating expenses increased by $5.3 million, or 86% from the 1993 period to the 1994 period, due principally to
                 (1) increased general and administrative costs of $2.8 million attributable primarily to costs totaling approximately $2.2 million incurred in connection with the March 11, 1994 acquisition of Equinox; and (2) increased exploration expenses totaling approximately $2.3 million relating principally to the Greens Creek mine, Rosebud project and the La Choya gold mine.

                 Other income (expense) reported income of $4.1 million in the 1994 period compared to an expense of $1.1 million in the 1993 period primarily a result of (1) increased royalty income of approximately $1.5 million in the 1994 period; (2) increased interest income earned of approximately $1.0 million in the first six months of 1994 on the investment of proceeds from the Company's June 1993 public offering of the Company's Series B Cumulative Convertible Preferred Stock and the May 1994 public offering of the Company's common stock; (3) the $1.3 million gain recognized on sale of the Company's common stock investment in Granduc Mines Ltd. in January 1994; and
                 (4) decreased interest expense in the 1994 period due to the June 1994 LYONs redemption as well as 1993 bank borrowings which were nonrecurring in 1994.

                 During the 1994 period, the Company recorded an extraordinary loss totaling approximately $0.8 million on the early retirement of long-term debt as further described in Note 6 of Notes to Consolidated Financial Statements. The loss related directly to the write-off of the unamortized balance of deferred issuance costs.

                     HECLA MINING COMPANY and SUBSIDIARIES


                  Three Months Ended June 30, 1994 Compared to
                        Three Months Ended June 30, 1993

                 The Company had net income of approximately $0.7 million ($0.02 per share) in the second quarter of 1994 compared to net loss of approximately $2.8 million, or $0.07 per share, in the same period of 1993. After $2.0 million in dividends to preferred shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for the second quarter of 1994 was $1.3 million, or $0.03 per common share. The second quarter 1994 loss was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

                 Sales of the Company's products increased by approximately $12.0 million, or 46%, in the second quarter of 1994 as compared to the same period in 1993, principally the result of
                 (1) increased product sales totaling approximately $13.6 million, most notably from Mountain West Products, the La Choya gold mine, and the Apex Unit, and, to a lesser extent, from the remaining industrial minerals segment operations; and
                 (2) increases in the average prices of silver, gold and lead, the impact of which is estimated to be approximately $2.9 million in the 1994 period compared to the 1993 period. These two factors were partially offset by decreased sales in the metals segment, the impact of which is approximately $4.3 million, attributable to (1) decreased gold production in the 1994 period at the Republic and American Girl mines due to a lower-grade ore being mined and processed; (2) the suspension of operations at the Greens Creek mine in April 1993; and (3) decreased production of silver, lead and zinc at the Lucky Friday mine in the 1994 period.

                 Comparing the average metals prices for the second quarter of 1993 with the comparable 1994 period, gold increased by 5% from $360.41 per ounce to $381.44 per ounce, silver increased by 26% from $4.26 per ounce to $5.38 per ounce, lead increased by 22% from $0.18 per pound to $0.22 per pound, but zinc decreased by 2% from $0.44 per pound to $0.43 per pound.

                 Cost of sales and other direct production costs increased by approximately $8.2 million, or 37%, from the second quarter of 1993 to the comparable 1994 period primarily due to (1) production costs incurred at the La Choya mine totaling approximately $4.5 million due to the commencement of operations there in 1994; (2) production costs incurred at Mountain West Products totaling approximately $4.0 million; and (3) increases in operating costs at various other operations totaling approximately $2.4 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $2.8 million, the most notable of which are the Greens Creek mine where decreased operating costs are the result of the suspension of operations there in April 1993 and decreased operating costs at the American Girl gold mine.

                     HECLA MINING COMPANY and SUBSIDIARIES


                 Cost of sales and other direct production costs as a percentage of sales from products decreased from 85% in the second quarter of 1993 to 80% in the comparable 1994 period, primarily due to increases in the average metals prices realized in the metals division during the 1994 period and improved sales within the industrial minerals segment.

                 Cash and full production cost per gold ounce increased from $231.71 and $297.92 for the second quarter of 1993 to $277.96 and $341.43 for the second quarter of 1994, respectively. The increase in both the cash and full production cost per gold ounce is mainly attributed to the initial start-up costs at the La Choya gold mine in Mexico and decreased gold production from the Republic and American Girl gold mines.

                 Cash and full production cost per silver ounce increased from $5.40 and $7.13 in the second quarter of 1993 to $6.19 and $7.44 in the second quarter of 1994, respectively. The increases in the cost per silver ounce are due primarily to lower silver, lead and zinc production from the Lucky Friday mine, resulting from decreased tons of ore milled and a decrease in the silver grade which were partially offset by an increase in the average price of lead in the 1994 period.
                 Lead and zinc are by-products, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

                 Depreciation, depletion and amortization increased by approximately $0.3 million, or 8%, from the 1993 period to the 1994 period, primarily the result of the commencement of operations of the La Choya gold mine and K-T Clay de Mexico in 1994.

                 Other operating expenses increased by $1.4 million, or 49%, from the 1993 period to the 1994 period, due principally to increased exploration expenditures totaling approximately $1.4 million at the Greens Creek mine and the Rosebud project.

                 Other income (expense) reported income of $1.7 million in the 1994 period compared to an expense of $0.3 million in the 1993 period, primarily a result of increased interest income earned in the second quarter of 1994 on the investment of proceeds from the Company's June 1993 public offering of the Company's Series B Cumulative Convertible Preferred Stock and the May 1994 public offering of the Company's common stock.

                 During the 1994 period, the Company recorded an extraordinary loss totaling approximately $0.8 million on the early retirement of long-term debt as further described in Note 6 of Notes to Consolidated Financial Statements. The loss related directly to the write-off of the unamortized balance of deferred issuance costs.

                     HECLA MINING COMPANY and SUBSIDIARIES


                 Financial Condition and Liquidity

                 A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramatically in short periods of time and such prices have a significant effect on revenues, profits and liquidity of the Company. The Company is subject to many of the same inflationary pressures as the U.S. economy in general. To date, the Company has been successful in implementing cost-cutting measures which have reduced per unit production costs. Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long- term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements and other property transactions can have a significant impact on the need for capital.

                 At June 30, 1994, assets totaled approximately $354.0 million and shareholders' equity totaled approximately $301.0 million. Cash and cash equivalents and short-term investments decreased by $13.1 million to $54.6 million at June 30, 1994 from $67.7 million at the end of 1993. The major sources of cash were
                 (1) proceeds totaling approximately $63.5 million from the Company's May 1994 public offering of 7,475,000 shares of its common stock (see Note 6 of Notes to Consolidated Financial Statements); (2) the maturity of short-term investments and sale of other investments totaling approximately $31.0 million; (3) proceeds totaling approximately $13.3 million from the sale of a 20% undivided interest in the Grouse Creek project; and (4) proceeds of $1.7 million from common stock issued under stock option plans. The primary uses of cash were (1) approximately $50.2 million required to redeem the Company's outstanding LYONs (see Note 6 of Notes to Consolidated Financial Statements); (2) approximately $32.0 million expended for properties, plants and equipment primarily due to ongoing development of the Grouse Creek and Rosebud projects totaling $25.9 million and $2.2 million, respectively, and expenditures at the clay slurry facility in Mexico totaling $1.3 million; (3) increases in accounts receivable totaling $10.1 million principally relating to Colorado Aggregate Company and Mountain West Products seasonal cycle of sales volume as well as an increase in accounts receivable at the La Choya gold mine which commenced operations in early 1994; and (4) preferred dividend payments totaling $4.0 million.

                 The Company estimates that the remaining capital expenditures to be incurred in the balance of 1994 will be approximately $31.9 million. These expenditures are expected to consist primarily of (1) the Company's share of further development expenditures at the Grouse Creek project totaling approximately $24.9 million; (2) development expenditures at the Rosebud and Oro Cruz projects totaling approximately $4.2 million and $1.0 million, respectively; and (3) expenditures at the Kentucky-Tennessee Clay facilities totaling $0.6 million. The Company intends to finance these capital expenditures

                     HECLA MINING COMPANY and SUBSIDIARIES


                 through a combination of (1) existing cash and cash equivalents; (2) cash flow from operating activities; and (3) the remaining net proceeds of the recently completed common stock offering. In addition, the Company may borrow additional funds under its revolving credit facility (described below) which, subject to certain conditions, provides for borrowings up to a maximum of $30.0 million. The Company's estimates of its capital expenditures assume, with respect to the Grouse Creek, Greens Creek and Oro Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of development costs and capital expenditures.

                 The Company's planned environmental and reclamation expenditures for the balance of 1994 are expected to be approximately $2.5 million, principally for environmental and reclamation activities at the Bunker Hill and California Gulch Superfund Sites, as well as the Escalante and Durita properties.

                 Exploration expenditures for the balance of 1994 are estimated to be approximately $4.0 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, 1994 exploration expenditures will be incurred principally at the Republic, Grouse Creek and La Choya projects. If no additional gold reserves are developed at the Republic mine, certain write-downs in the Company's carrying value for the mine may be required.

                 The Company has a secured reducing credit facility that provides for credit advances of up to $30.0 million. The availability of advances under this facility reduce beginning December 31, 1995 and is subject to certain other limitations, with the balance due at maturity on December 31, 1996. Borrowings under the facility are secured by the Company's accounts receivable, inventories, specified marketable securities and certain cash equivalents. As of June 30, 1994, the Company had no outstanding borrowings under the revolving credit facility. On August 3, 1994, the Company entered into a letter of intent with respect to a new unsecured revolving term facility which will provide up to $40.0 million in borrowings. The Company anticipates that it will cancel its existing agreement upon execution of a definitive agreement for the new credit facility.

                 On June 13, 1994, the Company redeemed all $50.2 million of its outstanding LYONs with a portion of the proceeds received from the completed public offering of 7,475,000 shares of the Company's common stock as further described in Note 6 of Notes to Consolidated Financial Statements.

                 In March 1994, the Company completed its acquisition of Equinox by issuing approximately 5.9 million shares of common stock, in addition to 380,406 shares currently issuable upon the exercise of Equinox warrants and Equinox options. The Company also issued 1,383,770 Hecla Production Notes with a maximum redemption price of Canadian $1.50 per note. The transaction was treated as a pooling of interests for financial reporting and accounting purposes.

                     HECLA MINING COMPANY and SUBSIDIARIES


                 As further described in Note 5 of Notes to Consolidated Financial Statements, the Company has been notified by the EPA that it has been designated by the EPA as a potentially responsible party with respect to several Superfund sites. At June 30, 1994, the Company's allowance for Superfund site remedial action costs was approximately $10.7 million, which the Company believes is adequate based on current estimates of aggregate costs.

                 In addition, as described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in two other significant actions. The first action was filed in November 1990 by Star Phoenix and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning Mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company is required to post an appeal bond in the amount of 136% of the District Court judgment. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance.

                 The Company currently anticipates that on or before September 9, 1994, it will be posting the appeal bond and pledging cash and cash equivalents totaling $10.0 million as collateral for the $27.0 million bond required in connection with the Company's appeal to the Idaho State Supreme Court of the Star Phoenix judgment further described in Note 5 of Notes to Consolidated Financial Statements.

                 The second action was filed by Industrial Constructors Corp. ("ICC") in December 1993 alleging that the Company failed to comply with the terms of a contract between the Company and ICC related to the Company's Grouse Creek gold project. ICC is claiming damages in excess of $5.0 million including a $1.0 million retention held by the Company under the contract. The Company has answered the complaint denying ICC's allegations and has filed a counterclaim against ICC asserting damages in excess of $2.0 million.

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

                          PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

                 Reference is made to Note 5 of Notes to Consolidated Financial Statements in Part I.

Item 4.          Annual Meeting of Shareholders

                 At the annual meeting of shareholders held on May 6, 1994, the following matters were voted on by the Company's shareholders:

                 Election of Three Directors:

                                                               Votes         Votes
                                                                For        Withheld
                                                               -----       --------

                        Arthur Brown                        26,126,483      287,089
                                                            ----------    -----------

                        John E. Clute                       26,146,187      267,385
                                                            ----------    -----------

                        Joe Coors, Jr.                      26,162,107      251,465
                                                            ----------    -----------


                        Approval of selection of
                        Coopers & Lybrand as the
                        Company's Auditors for 1994:

                                                                      Votes        Votes
                                                                       For        Against      Abstentions
                                                                      -----       -------      -----------

                                                                   26,102,449      156,296       154,827
                                                                   ----------    -----------   -----------


Item 6.          Exhibits and Reports on Form 8-K

                 (a)    Exhibits

                        Exhibit A - Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994.

                 (b)    Reports on Form 8-K

                        Report on Form 8-K dated April 29, 1994, related to first quarter 1994 report to shareholders. (Item 5)

                        Report on Form 8-K dated May 23, 1994, related to preferred dividend paid for four months ended April 30, 1994. (Item 5)

                        Report on Form 8-K dated June 1, 1994, related to jury verdict in Star Phoenix litigation. (Item 5)

Items 2, 3 and 5 of Part II are omitted from this report as inapplicable.

               HECLA MINING COMPANY and CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HECLA MINING COMPANY
                                        -------------------------------------
                                                      (Registrant)



Date:  August 12, 1994                  By         /s/ ARTHUR BROWN
                                           ----------------------------------
                                           Arthur Brown, Chairman, President
                                              and Chief Executive Officer



Date:  August 12, 1994                  By        /s/ J. T. HEATHERLY
                                           ----------------------------------
                                           J. T. Heatherly,
                                              Vice President - Controller
                                              (Chief Accounting Officer)

                                EXHIBIT INDEX

                                                             Sequentially
                                                                 Numbered
Exhibit No.                      Description                     Page No.
- - - -----------                      -----------                     --------
Ex-99.A     Exhibit A - Restated Mining Venture Agreement among
            Kennecott Greens Creek Mining Company, Hecla Mining
            Company and CSX Alaska Mining Inc. dated May 6, 1994.