Form 10-Q
period 1994-09-30
HECLA MINING CO/DE/
filed 1994-11-10
CIK 719413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1994

                                       OR

   ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number      1-8491

                             HECLA MINING COMPANY
- - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                           82-0126240
- - - ----------------------------------------                  ----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

         6500 Mineral Drive
         Coeur d'Alene, Idaho                                   83814-8788
- - - ----------------------------------------                 ----------------------
(Address of principal executive offices)                        (Zip Code)

                                 208-769-4100
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for at least the past 90 days.    Yes  XX .    No     .
                                                          ----        ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                 Outstanding October 31, 1994
- - - -------------------------------------              -----------------------------------
Common stock, par value 25 cents per share                   48,081,919 shares

                     HECLA MINING COMPANY and SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                  I N D E X

                                                                                           Page
                                                                                           ----
PART I. - Financial Information

         Item 1    - Consolidated Balance Sheets - September 30, 1994
                     and December 31, 1993                                                  3

                   - Consolidated Statements of Operations - Three
                     Months and Nine Months Ended September 30, 1994
                     and 1993                                                               4

                   - Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 1994 and 1993                               5

                   - Notes to Consolidated Financial Statements                             6

         Item 2    - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                               12


PART II. - Other Information

         Item 1 - Legal Proceedings                                                        21

         Item 6 - Exhibits and Reports on Form 8-K                                         21


                         PART I - FINANCIAL INFORMATION

                     HECLA MINING COMPANY and SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (dollars in thousands)



                                                                               September 30,        December 31,
                                                                                   1994                1993
                                                                               -------------       ------------
                                                                                                     (Note 2)
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents                                                     $  20,522            $   40,031
  Short-term investments                                                               84                27,636
  Accounts and notes receivable                                                    26,023                18,841
  Income tax refund receivable                                                        785                   - -
  Inventories                                                                      14,720                15,020
  Other current assets                                                              2,148                 2,003
                                                                                ---------            ----------
          Total current assets                                                     64,282               103,531
Investments                                                                         5,274                 6,565
Funds held in escrow                                                               13,497                   - -
Properties, plants and equipment, net                                             261,743               229,055
Other noncurrent assets                                                             5,310                 7,002
                                                                                ---------            ----------

          Total assets                                                          $ 350,106            $  346,153
                                                                                =========            ==========

                                 LIABILITIES
                                 -----------
Current liabilities:
  Accounts payable and accrued expenses                                         $  16,956            $   17,312
  Accrued payroll and related benefits                                              2,604                 2,056
  Preferred stock dividends payable                                                 2,012                 2,012
  Accrued taxes                                                                     1,247                   928
                                                                                ---------            ----------
          Total current liabilities                                                22,819                22,308
Deferred income taxes                                                                 359                   359
Long-term debt                                                                      1,821                50,009
Accrued reclamation costs                                                          21,932                24,947
Other noncurrent liabilities                                                        3,641                 3,858
                                                                                ---------            ----------
          Total liabilities                                                        50,572               101,481
                                                                                ---------            ----------


                            SHAREHOLDERS' EQUITY
                            --------------------

Preferred stock, 25 cents par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000
  liquidation preference $117,012                                                     575                   575
Common stock, 25 cents par value,
  authorized 100,000,000 shares;
  issued 1994 - 48,138,774;
  issued 1993 - 39,640,083                                                         12,035                10,080
Capital surplus                                                                   328,957               265,687
Retained deficit                                                                  (40,954)              (30,774)
Foreign currency translation adjustment                                              (182)                 - -
Net unrealized loss on marketable
  equity securities                                                                    (8)                   (8)
Less common stock reacquired at cost;
  1994 - 62,355 shares, 1993 - 63,858 shares                                         (889)                 (888)
                                                                                ---------            ----------
    Total shareholders' equity                                                    299,534               244,672
                                                                                ---------            ----------

          Total liabilities and shareholders' equity                            $ 350,106            $  346,153
                                                                                =========            ==========



The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
        (dollars and shares in thousands, except for per-share amounts)


                                                  Three Months Ended                      Nine Months Ended
                                          ----------------------------------      ----------------------------------
                                          Sept. 30, 1994      Sept. 30, 1993      Sept. 30, 1994      Sept. 30, 1993
                                          --------------      --------------      --------------      --------------
                                                                 (Note 2)                                 (Note 2)
Sales of products                           $  35,279           $  22,605           $  99,666           $   72,406
                                            ---------           ---------           ---------           ----------

Cost of sales and other direct
  production costs                             25,216              18,775              80,257               62,121
Depreciation, depletion and
  amortization                                  4,217               3,031              10,493               10,366
                                            ---------           ---------           ---------           ----------
                                               29,433              21,806              90,750               72,487
                                            ---------           ---------           ---------           ----------

Gross profit (loss)                             5,846                 799               8,916                  (81)
                                            ---------           ---------           ---------           ----------

Other operating expenses:
  General and administrative                    2,611               1,783               8,950                5,318
  Exploration                                   2,403               1,477               6,502                3,331
  Depreciation and amortization                    81                 196                 443                  501
  Provision for closed operations and
    environmental matters                         449                 464               1,073                  912
                                            ---------           ---------           ---------           ----------
                                                5,544               3,920              16,968               10,062
                                            ---------           ---------           ---------           ----------

Income (loss) from operations                     302              (3,121)             (8,052)             (10,143)
                                            ---------           ---------           ---------           ----------

Other income (expense):
  Interest and other income                       793               1,346               4,113                1,965
  Miscellaneous income (expense)                  - -                 169                 - -                  152
  Gain (loss) on investments                       38                  27               1,129                 (162)
  Minority interest in net loss of
    consolidated subsidiary                       - -                 - -                 - -                   43
  Interest expense:
    Total interest cost                          (476)             (1,070)             (2,523)              (3,990)
    Less amount capitalized                       - -                 855               1,751                2,226
                                            ---------           ---------           ---------           ----------
                                                  355               1,327               4,470                  234
                                            ---------           ---------           ---------           ----------

Income (loss) before income taxes
  and extraordinary loss                          657              (1,794)             (3,582)              (9,909)
Income tax (provision) benefit                    159                 122                 272                  (34)
                                            ---------           ---------           ---------           ----------

Net income (loss) before extraordinary loss       816              (1,672)             (3,310)              (9,943)
Extraordinary loss on early retirement
  of long-term debt                               (10)                - -                (833)                 - -
                                            ---------           ---------           ---------           ----------
Net income (loss)                                 806              (1,672)             (4,143)              (9,943)

Preferred dividends                            (2,013)             (2,057)             (6,038)              (2,057)
                                            ---------           ---------           ---------           ----------
Net loss applicable to common
  shareholders                              $  (1,207)          $  (3,729)          $ (10,181)          $  (12,000)
                                            =========           =========           =========           ==========

Net income (loss) per common share:
  Loss applicable to common shareholders
    before extraordinary loss               $   (0.03)          $   (0.09)          $   (0.22)          $    (0.32)
  Extraordinary loss on early retirement
    of long-term debt                             - -                 - -               (0.02)                 - -
                                            ---------           ---------           ---------           ----------
Net income (loss) per common share          $   (0.03)          $   (0.09)          $   (0.24)          $    (0.32)
                                            =========           =========           =========           ==========

Cash dividends per common share             $     - -           $     - -           $     - -           $      - -
                                            =========           =========           =========           ==========

Weighted average number of common
  shares outstanding                           48,075              39,576              42,957               37,471
                                            =========           =========           =========           ==========



The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)


                                                                                            Nine Months Ended
                                                                                  ------------------------------------
                                                                                  Sept. 30, 1994        Sept. 30, 1993
                                                                                  --------------        --------------
                                                                                                            (Note 2)
Operating activities:
  Net loss                                                                        $  (4,143)              $  (9,943)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                                         10,936                  10,867
    Loss on disposition of properties, plants
      and equipment                                                                      14                      28
    Gain on exchange of LYONs                                                           - -                    (323)
    Extraordinary loss on early retirement of
      long-term debt                                                                    833                     - -
    Accretion of interest on long-term debt                                           2,000                   3,403
    Provision for reclamation and closure costs                                         905                    (455)
    Minority interest in net loss of subsidiaries                                       - -                      43
  Change in:
    Accounts and notes receivable                                                    (7,182)                    812
    Income tax refund receivable                                                       (785)                    390
    Inventories                                                                         300                   1,967
    Other current assets                                                               (145)                    145
    Accounts payable and accrued expenses                                              (356)                    176
    Dividend payable                                                                    - -                   2,057
    Accrued payroll and related benefits                                                548                    (192)
    Accrued taxes                                                                       319                     391
    Noncurrent liabilities                                                             (181)                 (2,297)
                                                                                  ---------               ---------
  Net cash provided by operating activities                                           3,063                   7,069
                                                                                  ---------               ---------

Investing activities:
  Additions to properties, plants and equipment                                     (57,511)                (22,203)
  Proceeds from disposition of properties,
    plants and equipment                                                             13,406                     234
  Purchase of investments and increase in cash
    surrender value of life insurance                                                (1,926)                   (539)
  Change in funds held in escrow                                                    (13,497)                    - -
  Proceeds from maturity of short-term investments
    and sale of investments                                                          30,769                     - -
  Other, net                                                                         (2,795)                 (3,786)
                                                                                  ---------               ---------
  Net cash applied to investing activities                                          (31,554)                (26,294)
                                                                                  ---------               ---------

Financing activities:
  Common stock issued under stock option plans                                        1,726                     853
  Dividends on preferred stock                                                       (6,038)                 (2,057)
  Issuance of common stock                                                           63,499                   6,975
  Early retirement of long-term debt                                                (50,169)                    - -
  Issuance of preferred stock                                                           - -                 110,360
  Decrease in deferred revenue                                                          (36)                    - -
                                                                                  ---------               ---------
  Net cash provided by financing activities                                           8,982                 116,131
                                                                                  ---------               ---------

Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents                              (19,509)                 96,906
  Cash and cash equivalents at beginning of period                                   40,031                   3,967
                                                                                  ---------               ---------

  Cash and cash equivalents at end of period                                      $  20,522               $ 100,873
                                                                                  =========               =========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)                                          $  16,497               $     296
    Income tax payments, (net of refunds)                                         $     397               $      (9)



The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The notes to the Company's 1993 historical financial statements included in its Form 10-K filing with the Securities and Exchange Commission and the notes to the Company's 1993 supplemental consolidated financial statements, which reflect the pooling of interests transaction between the Company and Equinox Resources Ltd. ("Equinox"), as set forth in the Company's Amendment No. 3 to Form S-3 Registration Statement filed with the Securities and Exchange Commission on May 4, 1994, substantially apply to the interim consolidated financial statements for the three and nine months ended September 30, 1994, and are not repeated here.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1993, was derived from the audited supplemental consolidated balance sheet described in Note 1 above. The balance sheet as of December 31, 1993, the statements of operations for the three and nine months ended September 30, 1993, and statement of cash flows for the nine months ended September 30, 1993, as previously reported, have been restated to give retroactive effect to the acquisition by the Company of Equinox on March 11, 1994, which has been treated as a pooling of interests for financial reporting and accounting purposes.

              Separate operating results of the combining entities for the three- and nine-month periods ended September 30, 1993 are as follows (in thousands):

                                                                  Three months           Nine months
                                                                     ended                  ended
                                                                    Sept 30,               Sept 30,
                                                                      1993                   1993
                                                                  ------------           -----------
              Sale of products:
                   Hecla                                            $ 19,542                  $ 63,496
                   Equinox                                             3,063                     8,910
                                                                    --------                  --------
                                                                    $ 22,605                  $ 72,406
                                                                    ========                  ========

          Net loss applicable to
                common shareholders:
                   Hecla                                            $  3,191                  $  9,974
                   Equinox                                               538                     2,026
                                                                    --------                  --------
                                                                    $  3,729                  $ 12,000
                                                                    ========                  ========

                     HECLA MINING COMPANY and SUBSIDIARIES

Note 3. The components of the income tax provision (benefit) for the nine months ended September 30, 1994 and 1993 are as follows (in thousands):

                                                                                     1994              1993
                                                                                    -------           -------
              Current:
                State income taxes                                                  $   208           $    34
                Federal income tax benefit                                             (480)              - -
                                                                                    -------           -------
                   Total current provision (benefit)                                   (272)               34
              Deferred provision                                                        - -               - -
                                                                                    -------           -------
                        Total                                                       $  (272)          $    34
                                                                                    =======           =======

              The Company's income tax provision (benefit) for the nine months of 1994 and 1993 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the utilization of net operating losses.

Note 4.       Inventories consist of the following (in thousands):

                                                                Sept 30,          December 31,
                                                                  1994                1993
                                                                --------          ------------
              Concentrates and metals in transit
                and other products                              $  3,496             $  2,615
              Industrial mineral products                          4,314                5,260
              Materials and supplies                               6,910                7,145
                                                                --------             --------
                                                                $ 14,720             $ 15,020
                                                                ========             ========


Note 5 The Company has received notices from the United States Environmental Protection Agency ("EPA") that it and numerous other parties are potentially responsible to remediate alleged hazardous substance releases at several sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). In addition, in the mid-1980s, the Company was named as a defendant in two separate actions brought in Federal District Court in Colorado asserting liability of the Company under CERCLA for response costs and natural resource damages associated with a superfund site located near Leadville, Colorado ("Leadville Site"). These legal proceedings were consolidated by the Federal District Court into a single legal proceeding. On January 6, 1993, the Colorado Federal District Court entered a Partial Consent Decree between the United States and the Company which resolves all issues concerning the Company's alleged liability to the United States for response costs at the Leadville Site, except for response costs related to certain mill tailings impoundments located at the Leadville Site. The Company paid the United States $450,000 under the decree. In February 1994, the Company entered into a second partial consent decree with the federal government providing for the payment by the Company of $516,000 to cover a portion of EPA's past costs at the site and a portion of the costs of the selected response action for the tailings impoundments. The consent decree has been signed by all parties, and on August 17, 1994 approved and entered by the Colorado Federal District Court. The approval of the consent decree by the

                     HECLA MINING COMPANY and SUBSIDIARIES

              Court and the Company's payment of $516,000 to the U.S. Government provided for in the decree releases the Company from liability to the federal government for all response costs under Superfund for the entire Leadville Site.

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

              The Records of Decision with respect to both the populated and nonpopulated areas for the Bunker Hill Site indicate that future remediation costs total approximately $93.0 million. Additionally, the federal government has asserted that it has incurred approximately $17.0 million in past costs at the site. Because CERCLA assigns joint and several liability among the PRPs, any one of the PRPs, including the Company, could be assessed the entire cost of remediation. However, based upon the terms of the consent decree and related agreements for the Bunker Hill Site, as described above, the Company has accrued an amount for the Company's share of such remediation and other costs that management presently believes is the most likely amount that the Company will be required to fund. The total allowance for liability for remedial activity costs at the Bunker Hill Site is $9.8 million as of September 30, 1994. Other than consulting work necessary for the implementation of the Company's allocated portion of the remedial activity at this site, the Company's accruals do not include any future legal or consulting costs.
              The Company does not believe that these costs will be material. In addition, the Company has not included any amounts for unasserted claims at these or any other sites because the Company's potential liability has not been asserted or established and amounts, if any, of potential liability are impossible to determine.

              In July 1991, the Coeur d'Alene Indian Tribe (the "Tribe") brought a lawsuit, under CERCLA, in Idaho Federal District Court against the

                     HECLA MINING COMPANY and SUBSIDIARIES

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

              In December 1993, Industrial Constructors Corp. ("ICC") served the Company with a complaint in Federal District Court for the District of Idaho alleging that the Company failed to comply with the terms of the contract between the Company and ICC relating to the earth moving work contracted to ICC at the Company's Grouse Creek gold project. ICC has alleged that the Company owes ICC in excess of $5.0 million not previously paid, including an approximate $1.0 million retention currently held by the Company under the terms of the contract. The Company terminated ICC's work at the Grouse Creek project effective November 26, 1993, pursuant to its rights under the contract and has contracted the second season of work originally contracted to ICC to a different earth moving contractor. The Company has answered the complaint denying the allegations of ICC and has filed a counterclaim against ICC in excess of $2.0 million for damages incurred by the Company as a result of ICC's failure to comply with the terms of the contract.

              In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed

                     HECLA MINING COMPANY and SUBSIDIARIES

              against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of the Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged cash and cash equivalents totaling $10.0 million as collateral for the $27.2 million appeal bond.
              Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance.

              On September 15, 1994, the Company intervened in a lawsuit brought in the U.S. District Court in Idaho by two environmental groups against the United States Forest Service seeking to enjoin current and prospective logging, road building and mining operations within six national forests located in Idaho. The lawsuit alleges that the Forest Service failed to comply with certain obligations with respect to agency consultation under the Endangered Species Act in the planning process for these national forests. The Company's Grouse Creek project is located within one of the national forests identified in the lawsuit and could be subject to the relief requested. Recent communications betwen the applicable federal agencies regarding activities at the project indicate that additional consultation under the Endangered Species Act will be necessary for certain aspects of the Company's Grouse Creek project. Although the ultimate impact on the Grouse Creek project of any consultation under the Endangered Species Act and the pending lawsuit can not be predicted at the present time, based on the comprehensive environmental assessment completed with respect to developing the Company's Grouse Creek project and the fact that the project has recently been placed in operation, the Company's management currently does not anticipate that these matters will have a material adverse affect on the Company or its financial condition.

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

Note 6. On May 11, 1994, the Company completed a public offering of 7,475,000 shares of its common stock for a price to the public of $9.125 per share and called for redemption of $109,950,000 principal amount at maturity of its outstanding Liquid Yield Option Notes ("LYONs") due 2004. After underwriting discount totaling $4,111,250 or $0.55 per

                     HECLA MINING COMPANY and SUBSIDIARIES

              share, the net proceeds to the Company totaled $63,499,000. On June 13, 1994, the Company used approximately $50.2 million of the net proceeds to redeem Hecla's outstanding LYONs. The Company recorded an extraordinary loss on early retirement of debt totaling approximately $0.8 million for the nine-month period ended September 30, 1994, which related principally to the write-off of the unamortized balance of deferred issuance costs. The Company currently intends to use the remaining proceeds from the public offering for certain development projects and other corporate purposes.

Note 7. On November 10, 1994, the Company's board of directors approved a fourth quarter adjustment to earnings for asset write-downs totaling approximately $8.3 million. The write-downs relate principally to property, plant and equipment valuation adjustments at the Republic Unit ($7.3 million) and the Zenda property ($0.3 million), as well as, supplies inventory valuation adjustments at the Republic Unit ($0.7 million). Recent exploration efforts at the Republic Unit have been unsuccessful in extending the mine's ore reserves. Although the Company expects to continue exploration efforts there through 1995, the mine is scheduled to discontinue operations in early 1995.

              At the same meeting, the Company's board of directors also approved increasing the reclamation and closure cost accrual by a fourth quarter adjustment to earnings totaling $9.8 million. The adjustment relates primarily to estimated reclamation and closure costs at the Republic Unit ($7.4 million), the Coeur d'Alene Mining District ($1.1 million), and other miscellaneous idle properties ($1.3 million).

Note 8. On August 30, 1994, the Company entered into an unsecured revolving and term loan facility, under the terms of which the Company can borrow up to $40.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1997, and are repayable in eight quarterly installments beginning on October 31, 1998. Borrowings bear interest at floating rates depending on the type of advance. During the commitment period, the Company is obligated to pay an annual fee of $130,000. The agreement contains restrictive covenants, among others, concerning the current ratio, fixed charge coverage ratio and limitations on the issuance of additional indebtedness. Amounts available under the facility are based on a debt to cash flow calculation. At September 30, 1994, there were no borrowings outstanding under the facility.

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

              The Company incurred net losses applicable to common shareholders in the third quarter of 1994 and 1993 totaling $1.2 million and $3.7 million, respectively. If the current market prices of gold, silver and lead do not increase, and as a result of the Company's preferred stock dividend payment requirements, the Company expects to continue to experience net losses applicable to common shareholders, even with the start-up of the Grouse Creek project in November 1994. However, the Company's operating cash flows are expected to increase subsequent to the commencement of commercial production at this project even if metals prices remain at current levels. At present metals prices for 1994, the Company currently forecasts a net loss applicable to common shareholders in the range of $25.0 million to $30.0 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1994. The anticipated 1994 loss includes the estimated fourth quarter adjustments to earnings for asset write-downs and reclamation and closure costs totaling $8.3 million and $9.8 million, respectively, as further described under "Financial Condition and Liquidity" and Note 7 of Notes to Consolidated Financial Statements. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for theyear ending December 31, 1994 will be as forecasted.

              The variability of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the assets. Moreover, a review is made on a quarterly basis to assess the impact of significant
              changes in market conditions and other factors.   Asset
              write-downs may occur if the Company determines that

                     HECLA MINING COMPANY and SUBSIDIARIES

              the carrying values attributed to individual assets are not recoverable given reasonable expectations for future market conditions.

              In 1994, the Company expects to produce approximately 128,000 ounces of gold, including 52,000 ounces from the La Choya mine, 39,000 ounces from the Republic mine, 30,000 ounces from the American Girl mine and an additional 7,000 ounces from other sources. Assuming planned production level is attained with the start-up of the Grouse Creek project in November 1994, the Company's 1994 total gold production could increase by 31,000 ounces to 159,000 ounces, based upon its 80% interest in the project. The Company's expected gold production increase in 1994 includes a full year of production at the La Choya project and the start-up of production at the Grouse Creek project in November of 1994, which offsets the decrease in gold production at the Republic mine planned to close in early 1995. The Company's actual level of gold production for 1994 will depend, in significant part, upon the timely commencement of production at the Grouse Creek project.

              The Company's share of silver production for 1994 is expected to be 1.8 million ounces compared to actual 1993 silver production of 3.0 million ounces. The expected decrease in silver production is primarily due to the suspension of operations at the Greens Creek mine in April 1993 by the mine manager as well as the Lucky Friday Silver Shaft accident on August 30, 1994, which halted production there until repairs can be completed. Production at the Lucky Friday mine is expected to resume no earlier than mid-December 1994.

              The Company's production of industrial minerals is expected to increase in 1994 to 982,000 tons, principally due to increased shipments of feldspar, ball clay and kaolin. Additionally, the Company expects to ship 647,000 cubic yards of landscape material from its recently acquired subsidiary, Mountain West Products, acquired in late 1993.

              RESULTS OF OPERATIONS

                 FIRST NINE MONTHS 1994 COMPARED TO FIRST NINE MONTHS 1993

              The Company incurred a net loss of approximately $4.2 million ($0.10 per common share) in the first nine months of 1994 compared to a net loss of approximately $9.9 million ($0.27 per common share) in the same period of 1993. After $6.0 million in dividends to shareholders of the Company's Series B Cumulative Preferred Stock, the Company's net loss applicable to common shareholders for the first nine months of 1994 was approximately $10.2 million, or $0.24 per common share. This loss was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

              Sales of the Company's products increased by approximately $27.3 million, or 37.6%, in the first nine months of 1994 as compared to the same period in 1993, principally the result of (1) increased product sales totaling $31.2 million, most notably from the La Choya gold mine

                     HECLA MINING COMPANY and SUBSIDIARIES

              in Mexico, which commenced production in February 1994, and Mountain West Products, which was acquired in December 1993; and
              (2) increases in the average prices of silver, gold and lead. These two factors were partially offset by decreased sales in the Company's metals segment, the impact of which is approximately $6.4 million, attributable to (1) the suspension of operations at the Greens Creek mine in April 1993; and (2) decreased gold production in the 1994 period at the Republic gold mine due to lower-grade ore being mined and processed.

              Comparing the average metal prices for the nine months of 1993 with the comparable 1994 period, gold increased by 8% from $355 per ounce to $384 per ounce, silver increased by 27% from $4.20 per ounce to $5.33 per ounce, lead increased by 28% from $0.18 per pound to $0.23 per pound.

              Cost of sales and other direct production costs increased approximately $18.1 million, or 29%, in the first nine months of 1994 compared to the same period in 1993, primarily a result of
              (1) production costs incurred during the 1994 period at Mountain West Products (acquired in December 1993) totaling approximately $9.4 million; (2) production costs at the La Choya mine during the 1994 period totaling approximately $8.2 million, due to the commencement of operations in early 1994; (3) increased operating costs at the American Girl Joint Venture totaling $2.4 million; and (4) increases in operating costs at various other operations totaling approximately $5.5 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling approximately $6.8 million, the most notable of which is the Greens Creek mine, where decreased operating costs are the result of the suspension of operations there in April 1993.

              Cost of sales and other direct production costs as a percentage of sales from products decreased from 86% in the first nine months of 1993 to 81% in the comparable 1994 period, primarily due to increases in production and average metals prices realized in the metals division, as well as improved sales within the industrial minerals segment during the 1994 period.

              Cash and full production cost per gold ounce increased from $235 and $302 for the first nine months of 1993 to $270 and $331 for the comparable 1994 period, respectively. The increases in both the cash and full cost per gold ounce are mainly attributed to the initial start-up costs at the La Choya gold mine in Mexico and decreased gold production from the Republic and American Girl gold mines due to declining ore grades.

              Cash and full production cost per silver ounce increased from $5.21 and $6.64 for the first nine months of 1993 to $5.73 and $7.00 for the comparable 1994 period, respectively. The increases in both the cash and full cost per silver ounce are due primarily to lower silver, lead and zinc production from the Lucky Friday mine in the 1994 period,

                     HECLA MINING COMPANY and SUBSIDIARIES

              resulting from decreased tons of ore milled and decreased ore grades. These were partially offset by an increase in the average price of lead in the 1994 period. Lead and zinc are by-products in the ore processing at the Lucky Friday mine, the net revenues from which are deducted from production costs in the calculation of production cost per ounce.

              Other operating expenses increased by approximately $7.0 million, or 69% from the 1993 period to the 1994 period, due principally to (1) increased general and administrative costs of $3.6 million attributable primarily to costs totaling approximately $2.2 million incurred in connection with the March 11, 1994 acquisition of Equinox Resources Ltd. ("Equinox"); and (2) increased exploration expenditures totaling approximately $3.2 million relating principally to the Greens Creek and La Choya mines, as well as, the Grouse Creek project.

              Other income (expense) reported income of approximately $4.5 million in the 1994 period compared to income of $0.2 million in the 1993 period. The increase in reported income is primarily due to (1) an increase in royalty income of approximately $2.2 million in the 1994 period; (2) decreased interest expense totaling $1.6 million in the 1994 period due to the June 1994 retirement of long-term debt; (3) the January 1994 sale of the Company's investment in Granduc Mines Ltd. resulting in a gain of $1.3 million; and (4) increased interest income of $0.5 million in the 1994 period earned on the investment of proceeds from the Company's June 1993 public offering of the Series B Cumulative Convertible Preferred Stock and the May 1994 public offering of the Company's common stock.

              During the 1994 period, the Company recorded an extraordinary loss totaling approximately $0.8 million on the early retirement of long-term debt as further described in Note 6 of Notes to Consolidated Financial Statements. The loss relates principally to the write-off of the unamortized balance of deferred issuance costs.


               THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1993

              The Company reported net income of approximately $0.8 million ($0.02 per common share) in the third quarter of 1994 compared to a net loss of approximately $1.7 million ($0.04 per common share) in the same period of 1993. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Preferred Stock in both periods, the Company's net loss applicable to common shareholders was $1.2 million ($0.03 per common share) and $3.7 million ($0.09 per common share) for the third quarter of 1994 and 1993, respectively. The loss was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

              Sales of the Company's products increased by approximately $12.7 million, or 56%, in the third quarter of 1994 as compared to the same period in 1993, principally the result of (1) increased product sales

                     HECLA MINING COMPANY and SUBSIDIARIES

              totaling $12.7 million, most notably from the La Choya gold mine in Mexico, which commenced production in February 1994, Mountain West Products, which was acquired in December 1993, and K-T Clay de Mexico, which commenced operations in early 1994; and (2) increases in the average prices of lead, silver, and gold, the impact of which is estimated to be approximately $1.5 million. These two factors were partially offset by decreased sales in the metals segment, the impact of which is approximately $1.5 million, attributable principally to (1) the temporary suspension of operations at the Lucky Friday mine resulting from the Silver Shaft accident on August 30, 1994; and (2) decreased gold production in the 1994 period at the Republic gold mine due to lower-grade ore being mined and processed.

              Comparing the average metal prices for the third quarter of 1993 with the comparable 1994 period, gold increased by 3% from $375 per ounce to $385 per ounce, silver increased by 14% from $4.67 per ounce to $5.34 per ounce, lead increased by 59% from $0.17 per pound to $0.27 per pound.

              Cost of sales and other direct production costs increased approximately $6.4 million, or 34%, in the third quarter of 1994 compared to the same period in 1993, primarily a result of (1) production costs at the La Choya mine during the 1994 period totaling approximately $3.0 million due to the commencement of operations in 1994; (2) production costs during the 1994 period at Mountain West Products (acquired in December 1993) totaling approximately $2.3 million; and (3) increases in operating costs at various other operations totaling approximately $2.9 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling approximately $1.8 million, the most notable of which is the temporary suspension of operations at the Lucky Friday mine effective August 30, 1994, noted above.

              Cost of sales and other direct production costs as a percentage of sales from products decreased from 83% in the third quarter of 1993 to 71% in the comparable 1994 period, primarily due to increases in production and average metals prices realized in the metals division, as well as, improved sales within the industrial minerals segment during the 1994 period.

              Cash and full production cost per gold ounce decreased from $233 and $299 for the third quarter of 1993 to $213 and $279 for the comparable 1994 period, respectively. The decreases in both the cash and full cost per gold ounce are mainly attributed to the commencement of operations at the La Choya gold mine in Mexico. Partially offsetting the decrease in the cash cost per gold ounce is an increased per gold ounce cost at the American Girl gold mine resulting principally from declining ore grade.

              Cash and full production cost per silver ounce decreased from $6.69 and $8.03 for the third quarter of 1993 to $4.50 and $5.84 for the comparable 1994 period, respectively. The decreases in both the cash

                     HECLA MINING COMPANY and SUBSIDIARIES

              and full cost per silver ounce are due primarily to an increase in the average price of lead in the 1994 period. Lead and zinc are by-products in the ore processing at the Lucky Friday mine, the net revenues from which are deducted from production costs in the calculation of production cost per ounce.

              Depreciation, depletion and amortization increased by approximately $1.2 million, or 39%, in the third quarter of 1994 as compared to the comparable 1993 period, primarily a result of the commencement of operations at the La Choya gold mine in 1994 ($1.8 million increase in depreciation), partially offset by the fourth quarter 1993 write-down of the American Girl mine carrying value, the impact of which reduced depreciation expense in the 1994 period by $0.6 million.

              Other operating expenses increased by approximately $1.6 million, or 41% from the 1993 period to the 1994 period, due principally to (1) increased general and administrative costs totaling $0.8 million attributable primarily to an increase in the accrual for nonqualifying stock options and other increases; and (2) increased exploration expenditures totaling approximately $0.9 million relating principally to the Greens Creek and La Choya mines, as well as, the Grouse Creek project.

              Other income (expense) reported income of approximately $0.4 million in the 1994 period compared to income of $1.3 million in the 1993 period. The decrease in reported income is primarily due to (1) a decrease in interest and other income totaling $0.5 million in the 1994 period resulting from declining cash and short-term investment balances as the Grouse Creek project required cash for construction; and (2) decreased interest expense totaling $0.6 million in the 1994 period due to the June 1994 retirement of long-term debt.


              FINANCIAL CONDITION AND LIQUIDITY

              A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profits and liquidity of the Company. The Company is subject to many of the same inflationary pressures as the U.S. economy in general. The Company continues to implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements, and other property transactions can have a significant impact on the need for capital.

                     HECLA MINING COMPANY and SUBSIDIARIES

              At September 30, 1994, assets totaled approximately $350.1 million and shareholders' equity totaled approximately $299.5 million. Cash, cash equivalents and short-term investments decreased by $47.2 million to $20.5 million at September 30, 1994 from $67.7 million at the end of 1993. The major sources of cash during this perioc were (1) proceeds totaling approximately $63.5 million from the Company's May 1994 public offering of 7,475,000 shares of its common stock as described further in Note 6 of Notes to Consolidated Financial Statements; (2) the maturity of short-term investments and sale of other investments totaling approximately $30.1 million; (3) proceeds totaling approximately $13.3 million from the sale of a 20% undivided interest in the Grouse Creek project; and (4) proceeds of $1.7 million from common stock issued under stock option plans. The primary uses of cash were (1) approximately $57.5 million expended for properties, plants and equipment principally for ongoing development of the Grouse Creek and Rosebud projects totaling $45.3 million and $4.2 million, respectively, and expenditures at the clay slurry facility in Mexico totaling $1.3 million; (2) approximately $50.2 million required to redeem the Company's outstanding long-term debt (see Note 6 of Notes to Consolidated Financial Statements); (3) approximately $13.5 million primarily for the purchase of restricted investments for bonding requirements in connection with the Star Phoenix judgment as further described in Note 5 of Notes to Consolidated Financial Statements; (4) increases in accounts receivable totaling $7.2 million principally relating to the increase at the La Choya mine, which commenced operations in early 1994, and increases in accounts receivable at other locations; and (5) preferred dividend payments totaling approximately $6.0 million.

              The Company estimates that remaining capital expenditures to be incurred in the balance of 1994 will be approximately $11.5 million. These expenditures consist primarily of (1) the Company's share of further development expenditures at the Grouse Creek project totaling approximately $7.0 million; and (2) development expenditures at the Rosebud project totaling approximately $2.0 million. The Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents; and (2) cash flow from operating activities. In addition, the Company may borrow funds from its revolving and term credit facility (described below) which, subject to certain conditions, provides for borrowings up to a maximum of $40.0 million. The Company's estimate of its capital expenditure requirements assume, with respect to the Grouse Creek, Greens Creek and Oro Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of development costs and capital expenditures.

              The Company's planned environmental and reclamation expenditures for the balance of 1994 are expected to be approximately $1.4 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site and the Coeur d'Alene River Basin.

                     HECLA MINING COMPANY and SUBSIDIARIES

              Exploration expenditures for the balance of 1994 are estimated to be approximately $1.6 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, these exploration expenditures will be incurred principally at Republic, Grouse Creek, La Choya, and Greens Creek.

              As described in Note 7 of Notes to Consolidated Financial Statements, exploration efforts at the Republic gold mine have been unsuccessful to date in extending ore reserves. The mine is now scheduled for shutdown in early 1995. On November 10, 1994, the Company's board of directors approved a fourth quarter adjustment to earnings for asset write- downs totaling $8.3 million, of which, $8.0 relates to the Republic gold mine. At the same meeting, the board of directors approved increasing the reclamation and closure cost accrual in the fourth quarter by $9.8 million. The adjustment relates primarily to estimated reclamation and closure costs at Republic ($7.4 million), the Coeur d'Alene Mining District ($1.1 million), and other miscellaneous idle properties ($1.3 million).

              On August 30, 1994, the hoist at the Lucky Friday mine experienced a mechanical failure and the ore conveyance unit fell over 6,000 feet to the bottom of the shaft. Since that time the mine has experienced no production as all hoisting capabilities have been inoperative. The accident is covered by property damage and business interruption insurance which is expected to cover substantially all costs other than certain deductibles not considered significant. Phased-in production will commence after repair and rehabilitation is complete, which is expected no earlier than mid-December 1994.

              On August 30, 1994, the Company entered into an unsecured revolving and term loan facility, under the terms of which the Company can borrow up to $40.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1997, and are repayable in eight quarterly installments beginning on October 31, 1998. Borrowings bear interest at floating rates depending on the type of advance. During the commitment period, the Company is obligated to pay an annual fee of $130,000. The agreement contains restrictive covenants, among others, concerning the current ratio, fixed charge coverage ratio and limitations on the issuance of additional indebtedness. Amounts available under the facility are based on a debt to cash flow calculation. At September 30, 1994, there were no borrowings outstanding under the facility.

              As further described in Note 5 of Notes to Consolidated Financial Statements, the Company has been notified by the EPA that it has been designated by the EPA as a potentially responsible party with respect to several Superfund sites. At September 30, 1994, the Company's allowance for Superfund site remedial action costs was approximately $8.9 million, which the Company believes is adequate based on current estimates of aggregate costs.

              In addition, as described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in two other significant actions. The first action was filed in November 1990 by Star Phoenix

                     HECLA MINING COMPANY and SUBSIDIARIES

              and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning Mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company posted an appeal bond in the amount $27.2 million representing 136% of the District Court judgment. The Company pledged cash and cash equivalents totaling $10.0 million as collateral for the $27.2 million bond. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. The Company's appeal to the Idaho State Supreme Court of the Star Phoenix judgment is further described in Note 5 of Notes to Consolidated Financial Statements.

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

              In addition to these two actions, the Company has intervened in a lawsuit involving the U.S. Forest Service in Idaho, which could impact the Grouse Creek project (see Note 5 of Notes to Consolidated Financial Statements).

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

                     HECLA MINING COMPANY and SUBSIDIARIES


ITEM 1.       LEGAL PROCEEDINGS

              Reference is made to Note 5 of Notes to Consolidated Financial Statements in Part I.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                     10.1(a) -     Credit Agreement between Hecla Mining
                                   Company and Certain Subsidiaries and
                                   NationsBank of Texas, N.A., as Agent, and
                                   Certain Banks, as lenders, $40,000,000,
                                   dated August 30, 1994

                     13.1 - Third Quarter Report to Shareholders for the quarter ending September 30, 1994, for release dated November 3, 1994

                     27 -          Financial Data Schedule

              (b)    Reports on Form 8-K

                     Report on Form 8-K dated July 28, 1994, related to Star Phoenix litigation and Second Quarter 1994 Report to Shareholders (Item 5)


Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.

               HECLA MINING COMPANY and CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HECLA MINING COMPANY
                                                      (Registrant)



Date:  November 10, 1994                    By       /s/ ARTHUR BROWN
                                               --------------------------------
                                               Arthur Brown, Chairman, President
                                                 and Chief Executive Officer



Date:  November 10, 1994                    By      /s/ J. T. HEATHERLY
                                               --------------------------------
                                                     J. T. Heatherly,
                                                  Vice President - Controller
                                                  (Chief Accounting Officer)

                                EXHIBIT INDEX
                                -------------


                   Exhibit No.                 Description
                   -----------                 -----------

                     10.1(a) -     Credit Agreement between Hecla Mining
                                   Company and Certain Subsidiaries and
                                   NationsBank of Texas, N.A., as Agent, and
                                   Certain Banks, as lenders, $40,000,000,
                                   dated August 30, 1994

                     13.1 - Third Quarter Report to Shareholders for the quarter ending September 30, 1994, for release dated November 3, 1994

                     27 -          Financial Data Schedule