Form 10-K405
HECLA MINING CO/DE/
filed 1995-03-27
CIK 719413

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K


[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1994

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission File No.              1-8491

                              HECLA MINING COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                             82-0126240
    -------------------------------                      -----------------
   ( State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                         Identification No.)

     6500 Mineral Drive
    Coeur d'Alene, Idaho                                    83814-8788
    --------------------------------------                  ----------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         208-769-4100
                                                           ------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
               Title of each class          which each class is registered
-----------------------------------------   ------------------------------
Common Stock, par value 25c. per share           )
Preferred Share Purchase Rights                  )
Series B Cumulative Convertible Preferred Stock, )  New York Stock Exchange
 par value 25c. per share                        )
-----------------------------------------------     -----------------------


          Securities registered pursuant to Section 12(g) of the Act:

     Warrants to Purchase Shares of Common Stock, $.25 par value per share
     ---------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  /XX/.        No    .
                                           ----           ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates was $450,767,953 as of February 28, 1995. There were 48,081,915 shares of the Registrant's Common Stock outstanding as of February 28, 1995.

Documents incorporated by reference herein:

         To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders of the Registrant, which has been filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1994 fiscal year. See Part III.

                                     PART I

ITEM 1.  BUSINESS(1)

         GENERAL

         Hecla Mining Company ("the Company"), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead and zinc, and certain industrial minerals. The Company owns or has interests in a number of precious and nonferrous metals properties and industrial minerals businesses. In 1994, the Company's attributable gold and silver production was 127,878 ounces and 1,642,913 ounces, respectively. The Company also shipped approximately 985,639 tons of industrial minerals products during this period, including ball clay, kaolin, feldspar, landscape materials, and specialty aggregates.

         The Company's principal producing metals properties include the Grouse Creek mine, located near Challis, Idaho, a gold and silver mine where operations commenced in December 1994, in which the Company is the operator and owns an 80% interest; the La Choya gold mine, located in Sonora, Mexico, which began operations in February 1994; the American Girl mine, located in Imperial County, California, a gold mine in which the Company owns a 47% interest; the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America; and the Republic gold mine, located in the state of Washington, which completed operations in February 1995. In April 1993, operations at the Greens Creek mine, located near Juneau, Alaska, a large polymetallic mine in which the Company owns a 29.7% interest, were suspended by the manager of the mine in response to depressed metals prices and a decision to resume production is currently pending.

         The Company's industrial minerals businesses consist of Kentucky-Tennessee Clay Company (Ball Clay and Kaolin Divisions), K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V., Colorado Aggregate Company of New Mexico, and Mountain West Products, Inc. The Company's industrial minerals segment has positioned itself as a leading producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sanitaryware, pottery, dinnerware, electric insulators, and tile. At current production rates, the Company has over 20 years of proven and probable mineral reserves of ball clay, kaolin and feldspar.
         ---------------


              (1)For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1, page 38.

         During 1994, the industrial minerals businesses provided approximately $10.4 million of cash from operations.

         On December 29, 1993, the Company, two wholly owned Canadian subsidiaries of the Company, and Equinox Resources Ltd. (Equinox), a mining, exploration and development company, incorporated under the laws of the Province of British Columbia, executed an Acquisition Agreement providing for the Company's acquisition of Equinox. Pursuant to the Acquisition Agreement and related Plan of Arrangement, which was consummated on March 11, 1994, (i) Equinox common shareholders received
         0.3 common share of the Company (Company common shares), for each outstanding Equinox common share, (ii) holders of Equinox's Series "A" production participating preferred shares received newly issued production notes of the Company with the same material terms and conditions, and (iii) outstanding Equinox options and warrants became exercisable for Company common shares. In connection with the acquisition of Equinox, the Company issued approximately 6.3 million Company common shares, including shares issuable upon exercise of outstanding options and warrants.

         The most significant properties acquired from Equinox were the American Girl gold mine, Equinox's primary producing property, and the Rosebud gold property. The American Girl gold mine is operated by the Company's joint venture partner MK Gold Company (see Metals Segment - American Girl Mine - California). In addition, the Company believes that Equinox's Rosebud gold property, located in Pershing County, Nevada, has significant exploration and development potential (see Metals Segment - Rosebud Project - Nevada).

         The Company's strategy is to focus its efforts and resources on expanding its gold and silver reserves and industrial minerals operations via a combination of acquisition and exploration efforts. During 1995, priorities will be optimizing operating efficiency at the newly constructed Grouse Creek mine and the completion of the Rosebud project feasibility study by the fourth quarter 1995. In addition, the joint venture partners will be assessing the economic viability of reopening the Greens Creek mine based on the additional proven and probable ore reserves established during 1994.

         The Company's domestic exploration plan consists primarily of exploring for additional reserves in the vicinity of both the Grouse Creek mine and the Rosebud gold project. The Company's foreign exploration plan for 1995 will focus on expanding reserves in the vicinity of the La Choya gold mine and at other promising exploration targets in Mexico. At the same time, the Company will continue to evaluate acquisition and other exploration opportunities, primarily in North America, that will complement its existing operations.

         The Company's revenues and profitability are strongly influenced by the world prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

         Sales of metal concentrates and metal products are made principally to custom smelters and metal traders. Industrial minerals are sold principally to domestic manufacturers and wholesalers. The percentage of revenue contributed by each class of product is reflected in the following table:



                                                       Years
                                      --------------------------------------
            Product                   1994             1993             1992
       --------------------           ----             ----             ----
       Gold                           39.0%            34.3%            30.8%
       Silver                          4.4              7.5             12.0
       Lead                            2.9              3.9              7.4
       Industrial minerals            39.7             48.1             42.5
       All others                     14.0              6.2              7.3


       Reference is made to Note 1 of Notes to Consolidated Financial Statements for information with respect to export sales.

       The table below summarizes the Company's production and average cash and full production cost per ounce for gold and silver for each period indicated.


                                                                              Years
                                                       -----------------------------------------------------
                                                          1994       1993       1992       1991       1990
                                                       ---------  ---------  ---------  ---------  ---------
       Gold (ounces)                                     127,878     95,907    101,392    147,228    196,278
       Silver (ounces)                                 1,642,913  2,992,499  4,738,625  5,326,852  6,210,231
       Lead (tons)                                        13,214     21,093     26,942     23,957     22,199
       Zinc (tons)                                         2,431      7,838     19,890     15,070     13,697
       Average cost per ounce of gold produced:
          Cash production cost                             $ 273      $ 229      $ 191      $ 191      $ 180
          Full cost                                        $ 334      $ 298      $ 261      $ 279      $ 253
       Average cost per ounce of silver produced:
          Cash production cost                             $5.81      $5.45      $4.51      $4.50      $3.71
          Full cost                                        $7.17      $6.85      $5.89      $5.67      $5.45
       Industrial minerals (tons shipped)                985,639    887,676    879,034    823,214    711,295



       The principal executive offices of the Company are located at 6500 Mineral Drive, Coeur d'Alene, Idaho 83814-8788, telephone (208) 769-4100.

       METALS SEGMENT

       GROUSE CREEK GOLD MINE - IDAHO

       Operations at the Grouse Creek gold mine commenced in December 1994 with full production levels expected to be achieved during the second quarter of 1995. In December 1994, the Company's interest in the Grouse Creek mine production amounted to 2,093 ounces of gold and 8,763 ounces of silver.

       The mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mineral rights comprising the Grouse Creek gold mine cover 22.3 square miles. The Grouse Creek gold mine consists of 18 patented lode mining claims and two patented placer claims, 43 unpatented millsite claims, and 17 unpatented lode claims for which patent applications are pending. With respect to the 17 unpatented lode claims, the Company has received the first half of a Mineral Entry Final Certificate. Upon certification by a United States Federal Mineral Examiner and issuance of patents for these claims, all of the current proven and probable reserves at the Grouse Creek gold mine will be located within patented mining claims. The remainder of the mineral rights in the Yankee Fork Mining District consist of 950 unpatented claims (see Regulation of Mining Activity).

       On February 8, 1994, the Company sold to Great Lakes Minerals, Inc. of Toronto ("Great Lakes") a 20% undivided interest in the Company's Grouse Creek gold mine. Proceeds received from the sale, totaling $13.3 million, represent the sales price of $6.8 million for 20% of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million, plus Great Lakes' pro-rata share of construction costs for Grouse Creek from July 1, 1993 through January 31, 1994. Pursuant to the acquisition and joint venture agreements, Great Lakes is required to fund its 20% pro-rata portion of all capital and operating costs. In addition, these agreements provide that Great Lakes has the option, at any time prior to 12 months following the commencement of defined commercial production at the Grouse Creek gold mine, to purchase up to an additional 10% undivided interest in the mine and fund its increased share of capital expenditures.

       As of December 31, 1994, the Company's net book value of Grouse Creek property, plant and equipment was $99.3 million. Based on the current mine plan, the Company's share of additional capital costs for the mine are expected to total approximately $0.7 million in 1995. The Company estimates, assuming full production levels are achieved as expected during the second quarter of 1995, that its share of total production at the Grouse Creek gold mine will be approximately 89,000 ounces of gold in 1995.

       For the Grouse Creek mine, the average life of mine cash cost per ounce of gold is estimated at approximately $185.00 to $190.00 per ounce with an estimated full cost of $355.00 to $360.00 per ounce of gold, although there can be no assurance that these costs will be achieved.

       Two distinct ore deposits have been identified at the Grouse Creek mine: the Sunbeam deposit and the Grouse deposit. The Grouse deposit is mined by both open pit and underground methods.

       The following table presents the Company's share of the proven and probable mineral reserves for the Grouse Creek gold mine as of the dates indicated:


        Year      Total             Gold        Gold     Silver            Silver
        End      Reserves        Avg. Grade    Content   Avg. Grade       Content
       12/31     (Tons)(2)        (oz./ton)     (ozs.)   (ozs./ton)        (ozs.)
       -----     ---------       ----------    -------   ----------      ----------
       1994(1)   17,658,000(3)      0.041      721,600       0.92        16,206,080
       ----

       1993(1)   12,104,000         0.055      671,200       1.07        12,972,800
       ----

       1992      14,467,000         0.057      831,000       1.21        17,474,000
       ----

       1991      15,018,600         0.048      719,150       1.20        17,276,810
       ----

-----------------
              (1) 1994 and 1993 proven and probable mineral reserves reflect only the Company's share (80%) pursuant to the February 8, 1994, sale of a 20% interest in its Grouse Creek mine. If the Company had only an 80% interest in 1992 and 1991, the Company's share of contained gold and silver would have been 664,800 and 13,979,200 ounces, respectively, in 1992 and 575,320 and 13,821,448 ounces, respectively, in 1991.

              (2) For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

              (3) The increase in the proven and probable mineral reserves from 1993 to 1994 is principally due to an increase in the metals price assumptions used in 1994 (see assumptions for proven and probable mineral reserves in the Glossary of Certain Mining Terms). This increase was partially offset by a decrease in the Grouse underground reserves totaling 68,000 tons containing 53,000 ounces of gold and 136,000 ounces of silver. The decrease in underground reserves was necessary when 1994 development encountered erratic mineralization which was previously estimated to be continuous.

       Pursuant to the mine plan, the Sunbeam deposit and the Grouse underground deposit are being mined simultaneously, which will be followed by the Grouse deposit. The mine plan for the Grouse underground deposit is a panel cut-and-fill method. The ore zone is approximately 30-feet thick and is being mined in panels 10-feet high and 20-feet wide. Cemented backfill is used to obtain nearly 100% extraction of the underground deposit. Conventional underground mining equipment is used for drilling, blasting, loading, and hauling. Mining of the Grouse underground deposit is expected to be completed by mid-1995.

       Both the Sunbeam deposit and the Grouse deposit use conventional surface mining methods. Blasthole assays are used to determine ore grade material. The material is segregated and hauled by off-highway trucks to the mill. Waste material is hauled to a waste dump or used as construction material in the tailings dam. In both deposits ore is mined on 20-foot benches. The milling process involves a 6,000-ton-per-day gold recovery facility. The recovery process involves crushing and grinding of the ore and recovering approximately 50% of the gold in a gravity circuit. The remaining gold and silver is dissolved in a weak sodium cyanide solution and recovered with carbon adsorption and Merrill-Crowe precipitation. Overall recoveries are currently estimated at 95% gold and 59% silver for ore from the Sunbeam deposit, 82% gold and 59% silver for ore from the Grouse deposit and 95% gold and 82% silver from the Grouse underground deposit. A refinery on the property produces a gold/silver dore that is further processed by a commercial refiner. The tailings from the cyanide process are impounded in a 15.5 million ton capacity double-lined tailings pond. All permits for this facility are in good standing. Salmon River Electric Cooperative, Inc. provides electrical power to the Grouse Creek gold mine.

       The Sunbeam deposit is being mined at a rate of 6,800 tons of ore per day at a current cut-off grade of 0.025 ounce per ton of gold equivalent and a stripping ratio of 3.2:1. The Grouse deposit will be mined at approximately the same rate and will have a cut-off grade of 0.025 ounce per ton of gold equivalent and a stripping ratio of 3.8:1.

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

       The Company believes that there is potential for extending and discovering additional gold reserves at the mine. The Company is focusing exploration efforts on extension of known mineral deposits and on two known mineral occurrences in the district. An exploration program continues in 1995 to evaluate the economic potential of areas below and adjacent to both pits.

       During 1994, the Company was a party to or intervened in litigation related to the Grouse Creek mine (see Note 8 of Notes to Consolidated Financial Statements). In addition, on March 8, 1995, the District Court issued an order dissolving the injunction in the Pacific Rivers litigation described in Note 8.

       As of December 31, 1994, there were 172 employees at the Grouse Creek gold mine. The employees are not represented by a bargaining agent.

       LA CHOYA GOLD MINE - SONORA, MEXICO

       The La Choya gold mine is located 30 miles south of the U.S. border in the State of Sonora, Mexico, and is 100% owned by the Company through a Mexican subsidiary. The La Choya gold mine is the Company's first operation outside the U.S. and Canada. In May 1992, the Company exercised its option to purchase the Mexican mineral concessions related to this property, which includes a land position of over 40,000 acres.

       The La Choya gold mine commenced operations in February 1994 and produced approximately 48,000 ounces of gold in 1994. The Company expects to produce 75,000 ounces of gold in 1995 and approximately 50,000 ounces of gold in each of 1996 and 1997. Current proven and probable mineral reserves at the La Choya gold mine are expected to be substantially depleted in 1997. The ore is mined via conventional open pit methods at a stripping ratio of 2.48:1 utilizing a cut-off grade of 0.012 ounce of gold per ton, crushed to two inches in size, and then cyanide leached on a leach pad. The gold in the leach solution is processed in a carbon recovery plant to produce a gold and silver dore, which is transported to the U.S. for further refining. The average life of mine recovery of contained gold ounces is estimated at approximately 88%.

       An exploration drilling program continues into 1995 in an effort to expand the gold reserves and mine life at the La Choya gold mine. Drilling results in 1994 were successful in adding approximately 55,000 ounces of contained gold to the proven and probable reserve category. The Company believes there is potential to discover additional gold reserves within the mining concessions currently controlled by the Company.

       Information with respect to production, proven and probable mineral reserves, and average cost per ounce of gold produced as of the dates indicated are set forth in the table below:


                                                      Years
                                    -----------------------------------------
       Production (100%)              1994(1)         1993             1992
       -----------------------      ---------      ---------        ---------
       Ore mined (tons)             2,026,381            --              --
       Ore crushed                  1,979,463            --              --
       Gold (ounces)                   47,861            --              --

       Proven and Probable
       Mineral Reserves(2)
       -----------------------

       Total tons                   6,138,000      6,138,000        4,283,000
       Gold (oz. per ton)               0.032          0.037            0.039

       Average Cost per Ounce
       of Gold Produced
       -----------------------

       Cash Production Costs(3)          $243            --              --
       Full Production Cost(3)           $337            --              --


---------------------------------

              (1)    Production at the La Choya mine commenced in February 1994.

              (2) For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

              (3) Includes approximately $2.1 million in start-up cost expensed in the first quarter of 1994.


       As of December 31, 1994, there were 174 employees at the La Choya gold mine. The National Union of Mine, Metallurgical and Related Workers of the Mexican Republic is the bargaining agent for the La Choya gold mine employees. The current labor agreement expires on September 7, 1995.

       As of December 31, 1994, the Company's net book value of the La Choya mine property, plant and equipment totaled $15.6 million. Electrical power is provided by on-site diesel generators.

       The recent decline of the Mexican peso has not and is not expected to significantly impact results at the La Choya mine as both funding for operations and gold sales are denominated in U.S. dollars.

       LUCKY FRIDAY MINE - IDAHO

       The Lucky Friday, a deep underground silver and lead mine, located in northern Idaho and 100% owned by the Company, has been a producing mine for the Company since 1958. The mine operated continuously until low metals prices and rockburst activity forced the suspension of operations in April 1986. During the shutdown, the Company's engineers began converting portions of the mine to a mechanized underhand mining method designed to increase productivity and reduce rockburst activity. Production was resumed at the Lucky Friday mine in June 1987 and continued uninterrupted until August 30, 1994, when an ore-conveyance accident forced suspension of operations until repairs could be made. Operations resumed on December 5, 1994, and steady-state production was achieved in February 1995. The Company is insured for the majority of the costs and lost production resulting from the accident.

       The cash and full production cost per ounce of silver increased from $5.54 and $6.77, respectively, in 1993 to $5.81 and $7.17, respectively, in 1994. The increases are due principally to a decrease in the average ore grade processed in 1994 compared to 1993, as well as lower lead, silver and zinc production resulting from the ore-conveyance accident on August 30, 1994. Lead and zinc are by-products in the process at the Lucky Friday mine, the revenues from which are deducted from production costs in the calculation of production cost per ounce (see Glossary of Certain Mining Terms).

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

       The ore produced from the mine is processed in a 1,000-ton- per-day conventional flotation mill at a current rate of 700 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 1994 approximately 97.7% of the silver, 97.5% of the lead, and 79.3% of the zinc were recovered.

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

       The Lucky Friday mine's mill facility and surface and underground equipment are in good working condition. The mill was originally constructed approximately 33 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis. Significant improvements to the mill include installation of coarse ore feeder bins in 1982, a new ball mill in 1984, installation in 1989 of a new zinc column cell to improve the purity of zinc concentrates, and in 1991, upgrading of tailings pumps. Improvements to the mine include construction of the Silver Shaft and installation of a new compressor plant during 1980 through 1983; installation of a new ventilation system during 1985; and, since 1986, construction of a new ore pass system servicing the Silver Shaft at the deepest levels of the mine. The net book value of the Lucky Friday mine property and its associated plant and equipment was $27.4 million as of December 31, 1994.

       Even though recent historical production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered which excludes the possible development of the Gold Hunter property (see following paragraph), and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Lucky Friday mine is recoverable from future undiscounted cash flows generated from operations and considering the estimated salvage value of surface plant, equipment and the value associated with property rights. In evaluating the carrying value of the Lucky Friday mine, the Company used fixed metal prices of $5.00 per ounce of silver, $0.30 per pound of lead and $0.57 per pound of zinc through 2004, the estimated end of commercial production. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs currently being experienced at the Lucky Friday mine, adjusted for anticipated changes resulting from the execution of the Company's mine production plan.
       Based upon these projected factors, the Company estimates that future cash and full production costs per ounce of silver produced over the remaining life of the mine would be approximately $3.76 and $4.62, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. With respect to the Lucky Friday mine, the principal reasons that cash costs per ounce are assumed to be lower than recent historical amounts are: (i) slightly higher silver grades, somewhat offset by lower lead grades; (ii) the effect of lead by-product revenues (which are credited against the production costs of silver produced) at $0.30 per pound which is higher than recent actual prices; and (iii) economic gains (i.e., lower cost per ton of ore milled) by operating the existing mill at higher capacity than the current levels. If the mineral resource associated with the Gold Hunter property described below is not fully developed by the Company, management of the Company believes that a material write-down in the carrying value of the Lucky Friday mine is unlikely based upon present economic conditions.

       During 1991, the Company discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, about 5,000 feet northwest of the existing Lucky Friday workings. In an extensive exploration program in 1992, the Company undertook an underground evaluation of the Gold Hunter property mineralization. The program discovered mineralization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a feasibility study were completed during 1993. In 1994, the Company approved the first phase of development of the Gold Hunter property. The first phase of development consists primarily of driving an access drift from the 4900-foot level of the Lucky Friday workings which will intersect the Gold Hunter ore zone approximately 850 feet below the presently developed area. The new access drift will require approximately 7,000 feet of development excavation and cost approximately $4.7 million. Including the cost of the new access drift, it is presently estimated that approximately $21 million in capital expenditures will be required to bring the Gold Hunter into full production. The entire project is expected to take approximately three years to complete.

       The Gold Hunter property is controlled by the Company under a long-term operating agreement, which entitles the Company, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. The Company will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties, which as of December 31, 1994, totaled approximately $8.8 million.

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

       In the event agreements with ASARCO and Cominco are terminated, the Company believes that new agreements could be negotiated with other smelters. However, at present metal prices, increased costs associated with transporting the concentrate product a greater distance to other smelters may render operations at the Lucky Friday mine uneconomical resulting in possible mine closure. If this were to occur, the Company may be required to write down all or part of its investment in the Lucky Friday mine.

       Based on the Company's experience in operating deep mines in the Coeur d'Alene Mining District, where the persistence of mineralization to greater depths may be reliably inferred from operating experience and geological data, the Company's policy is to develop new levels at a minimum rate consistent with the requirements for uninterrupted and efficient ore production. A new level is developed and brought into production only to replace diminishing ore reserves from levels being mined out. The length and strength of the ore body have not materially diminished on the lowest developed level of the mine. Based upon this factor, drilling data and extensive knowledge of the geologic character of the deposit, and many years of operating experience in the Lucky Friday mine and Coeur d'Alene Mining

       District, there are no geologic factors known at present which appear to prevent the assumed continuation of the Lucky Friday ore body for a considerable distance below the lowermost working level. Although there can be no assurance of the extent and quality of the mineralization which may be developed at greater depths, the existing data and operating experience justify, in the opinion of the Company's management and based upon industry standards, the conclusion that the mineralization will extend well below the 6200-foot level, which is the existing bottom of the mine's Silver Shaft.

       Information with respect to production, proven and probable mineral reserves, and average cost per ounce of silver produced for the past five years is set forth in the table below:


                                                         YEARS
                           -----------------------------------------------------------------------

Production (100%)           1994(2)         1993            1992            1991           1990
---------------------      ---------      ---------       ---------       ---------      ---------
Ore milled (tons)            124,986        179,579         175,170         152,150        147,671
Silver (ounces)            1,306,884      2,122,738       2,031,779       1,850,531      1,894,944
Gold (ounces)                    605            972             965             928            916
Lead (tons)                   13,214         19,795          21,336          18,857         17,333
Zinc (tons)                    2,431          4,385           4,213           3,164          3,306

Proven and Probable
Mineral Reserves(1)
---------------------

Total tons                   450,685        414,315         446,105         440,060        527,830
Silver (oz. per ton)            13.9           14.4            14.3            13.6           14.5
Lead (percent)                  13.9           14.3            13.4            12.8           13.4
Zinc (percent)                   2.9            3.0             2.3             2.8            2.7

Average Cost per Ounce
of Silver Produced
---------------------

Cash Production Costs          $5.81          $5.54           $4.12           $5.01          $4.54
Full Production Cost           $7.17          $6.77           $5.35           $6.20          $6.25

-----------------------------------------

       (1) At the Lucky Friday mine, reserves lying above or between developed levels are classified as proven reserves. Reserves lying below the lowest developed level, projected to 100 feet below the lowest level or to one-half the exposed strike length, whichever is less, are classified as probable reserves. Mineralization known to exist from drill-hole intercepts does not meet the Company's current proven or probable reserve criteria and is excluded from these reserve categories. For additional proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

       (2) Production decreases in 1994 are due primarily to the suspension of operations resulting from the August 30, 1994 ore-conveyance accident.


       At December 31, 1994, there were 149 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 12, 1996, and may be continued for an additional three years if the Company develops the Gold Hunter property. Washington Water Power Company supplies electrical power to the Lucky Friday mine.


       AMERICAN GIRL MINE - CALIFORNIA

       The Company acquired the American Girl gold mine in March 1994 as part of the Equinox acquisition. The mine property is located in Imperial County, California. The property includes three mining areas; the Padre-Madre area where mining is nearly complete, the American Girl Canyon area which is presently being mined, and the Oro Cruz area where development began March 1, 1995. Production from the Oro Cruz area is expected to begin in mid-1995. The Company's share of capital expenditures associated with the Oro Cruz area development in 1995 is expected to be approximately $4.0 million.

       The cash and full production costs per ounce of gold increased from $257 and $347, respectively, in 1993 to $344 and $367, respectively, in 1994. The increases are due principally to a decrease in the average ore grade processed in 1994 compared to 1993. This resulted in lower gold production in 1994 without a significant decrease in production costs. The increase in the full production cost per ounce of gold was partially offset by a decrease in depreciation expense in 1994.

       Geology of the area is well studied. Gold mineralization is hosted along low angle brittle faults (detachment faults) with average dips of 15 to 20 degrees. Gold occurs in the native form, most often along fracture boundaries.

       The mine is managed by MK Gold Company, the Company's joint venture partner. The Company has a 47% interest in the mine with MK Gold having the remaining 53% interest. MK Gold receives a monthly management fee of 2% of certain specified costs of the joint venture. Certain matters regarding the joint venture require the approval of the management committee. The Company and MK Gold each have two members on the joint venture management committee.

       The parent company of MK Gold recently announced its intent to sell its interest in MK Gold. Management does not believe that any sale will have an adverse effect on the operations at the American Girl mine although there can be no assurance.

       The American Girl mine is held through a combination of patented and unpatented claims either owned outright or through leases. Properties are subject to underlying net smelter return royalties ranging from 3.5% to 12.5%.

       The property contains several ore bodies from which ore has been and is currently being mined. At the present time, ore is being mined from surface pits and underground production areas in the American Girl Canyon area. Ore is processed by heap leaching and conventional milling in facilities owned by the joint venture. Electric power is generated on-site by equipment owned by the joint venture. The total full-time employees at the site as of December 31, 1994 was 183. Employees at the American Girl mine are not represented by a bargaining agent. The Company's basis in the American Girl mine property, plant and equipment was $3.0 million at December 31, 1994.

       Information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of gold produced for the dates indicated are set forth in the table below:


                                                           Years
                                           -------------------------------------
       Production (47%)                       1994         1993         1992(1)
       --------------------------          ---------     ---------     ---------
       Total ore processed (tons)            704,489       433,504        47,685
       Gold (ounces)                          30,624        35,192         1,922

       Proven and Probable
       Mineral Reserves (47%)(2)
       --------------------------

       Total tons                          3,428,000(3)  1,814,200     1,151,640
       Gold (oz. per ton)                      0.049         0.078         0.103

       Average Cost per Ounce
       of Gold Produced
       --------------------------

       Cash Production Costs                    $344          $257          $348
       Full Production Cost                     $367          $347          $406

-----------------
              (1) Equinox acquired the property in December 1992; represents data for the month ended December 31, 1992.

              (2) For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

              (3) The increase in the mineral reserves from 1993 to 1994 is due to additional lower-grade tons being added to the proven and probable category during 1994.


       The Company anticipates that sufficient ore exists in the American Girl, Oro Cruz and Padre-Madre mine areas to enable surface and underground mining to continue into 1998. The Company's share of annual gold production is expected to be 30,000 and 35,000 ounces of gold in 1995 and 1996, respectively. Exploration for additional surface and underground ore, which has been successful in the past, is expected to continue.


       ROSEBUD GOLD PROJECT - NEVADA

       The Rosebud gold project is located in the Rosebud Mining District, in Pershing County, Nevada, and consists of 46 unpatented lode mining claims (the "Hecla Claims"), a 52% interest in 49 lode mining claims held under a joint venture with N.A. Degerstrom Inc. (the "Degerstrom Claims") and a 100% interest in 411 lode mining claims (the "Lac Claims") totaling 10,120 acres (the Hecla Claims, the Degerstrom Claims and the

       Lac Claims collectively comprise the "Rosebud Project"). The Rosebud Project may be reached from Lovelock, Nevada, by travelling a distance of approximately 50 miles on an all weather gravel road. Capitalized expenditures at the Rosebud Project totaled $8.1 million at December 31, 1994.

       In 1993, Equinox sold a 2.5% net smelter return royalty and an option to purchase for $2.5 million an additional 1.5% net smelter return royalty on the property to Euro-Nevada Mining Corporation Inc. ("Euro-Nevada"). The option must be exercised within 30 days after delivery by the Company to Euro-Nevada of a feasibility study and production decision on the Rosebud Project.

       Until 1991, all significant gold mineralization and most of the 115,000 feet of drilling in 167 holes had been completed on what is known as the Dozer Hill Zone, a northeast trending zone extending a distance of about 1,500 feet within portions of 10 claims within the Hecla Claims and the Lac Claims.

       In 1991, 58,691 feet of drilling was carried out to test exploration targets east of the Dozer Hill Zone and to further evaluate the property. This exploration drilling encountered a new zone of high-grade gold mineralization (the "East Zone") about 1,000 feet east of the Dozer Hill Zone within portions of three claims within the Hecla Claims and Lac Claims, although numerous low-grade drill intersections in between suggest the two zones may be connected. Mineralization appears related to the low angle South Ridge fault which underlies most of the area of interest. Mineralization in the Dozer Hill Zone occurs above this fault while mineralization in the East Zone occurs within and below this fault.

       Results to date indicate that gold mineralization in the East Zone, as in the Dozer Hill Zone and many other volcanic-hosted gold deposits, is erratically distributed with numerous low-grade holes interspersed with higher grade holes over an area of approximately 1,000 feet east-west and 1,000 feet north-south. Drilling has also intersected further mineralization approximately 700 feet east of the East Zone. Hydrological studies have also been carried out.

       In 1992, an additional 35,000 feet of drilling in 56 holes was completed on the Rosebud Project. This was followed by metallurgical studies and permit preparation for an advanced underground exploration program. In 1993, the underground exploration program was started. During 1994 the Company spent approximately $5.6 million at the Rosebud property. Underground work included 3,600 feet of drifting, 25,000 feet of underground diamond drilling, and 30,000 feet of surface diamond drilling designed to further delineate the ore body.

      The following table presents the proven and probable mineral reserves for the Rosebud project as of the dates indicated:



        Year      Total            Gold        Gold     Silver        Silver
        End      Reserves       Avg. Grade    Content   Avg. Grade    Content
       12/31     (Tons)(1)      (oz./ton)      (ozs.)   (ozs./ton)    (ozs.)
       -----    ---------       ----------    -------   ----------   ----------
       1994     1,641,000(2)       0.356      584,000     2.25        3,694,000
       ----

       1993     1,984,000          0.258      512,000     1.81        3,584,000
       ----

-----------------
              (1) For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

              (2) The decrease in the tons of proven and probable mineral reserves in 1994 compared to 1993 is attributable to further delineation drilling of the ore body during 1994 which resulted in fewer reserve tons. However, this was more than offset by a higher average gold grade per ton.

       Permitting related work during 1994 included the preparation of the Plan of Operations submitted to the Bureau of Land Management in July. National Environmental Policy Act scoping is underway to determine any significant impacts. Scoping will provide the basis for preparation of final environmental assessment documents which could include an environmental impact statement.

       Activities in 1995 are expected to include detailed design and a feasibility study in the fourth quarter. The permitting effort is expected to continue through the majority of 1995. The Company is subject to, among other items, obtaining the appropriate regulatory approvals and satisfactory completion of a feasibility study and intends to begin construction of the mine and related facilities as early as 1996. Production could follow as early as the first quarter of 1997. Commencement of construction and production could be delayed if an environmental impact statement is determined to be required for the project. The feasibility study will assess the potential to produce approximately 70,000 to 80,000 ounces of gold annually. Although the project is in preliminary stages, if a determination is made to develop the project, capital costs are expected to be, at a minimum, approximately $38 million.

       Patents have been applied for on 13 claims at the Rosebud property. These claims contain all of the proven and probable reserves (see Regulation of Mining Activity).

       REPUBLIC MINE - REPUBLIC, WASHINGTON

       The Company owns the Republic mine located in the Republic Mining District near Republic, Washington, which consists of several associated properties, a mill and ancillary surface plants. In February 1995, the Company completed operations at the Republic mine and has commenced certain reclamation work in connection with the mine and mill closure. The Company's land position in the Republic area consists of approximately five square miles, where the Company may continue exploration efforts in the future. The Company's exploration efforts since 1990 have been unsuccessful.

       The cash and full production costs per ounce of gold increased from $207 and $262 in 1993 to $250 and $306 in 1994, respectively. The increases are due principally to a decrease in the average ore grade processed in 1994 compared to 1993. This resulted in lower gold production in 1994 without a significant decrease in production costs.

       In 1994, the Company recorded an additional reclamation and closure costs accrual of $7.3 million. At December 31, 1994, the accrued reclamation and closure costs balance totaled $8.4 million. Reclamation and closure efforts will begin in 1995.

       Also in 1994, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect the estimated net realizable value of the Republic mine's property, plant and equipment. The adjustments totaled $7.2 million as a write-down of property, plant, equipment, and supplies inventory of the Republic mine (see Note 5 of Notes to Consolidated Financial Statements). The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $2.5 million representing the estimated residual value as of December 31, 1994.

       Information with respect to production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years is set forth in the table below:


                                                          Years
                                  ----------------------------------------------------------------
       Production (100%)           1994           1993          1992          1991          1990
       ----------------------     -------     ----------       -------       -------       -------
       Ore milled (tons)          120,165        110,846       102,631        96,562        92,843
       Gold (Au) (ounces)          39,085         49,601        58,343        77,736        81,397
       Silver (Ag) (ounces)       283,326        276,688       299,957       311,445       326,346

       Proven and Probable
       Mineral Reserves(1)
       ----------------------

       Total tons                     --         103,533(2)    269,736       401,318       437,580
       Gold (oz. per ton)             --            0.43          0.52          0.53          0.65
       Silver (oz. per ton)           --             2.7           3.2           3.2           3.5

       Average Cost per
       Ounce of Gold Produced
       ----------------------

       Cash Production Costs         $250           $207          $176          $143          $128
       Full Production Cost          $306           $262          $221          $176          $143

-----------------
              (1) Reserves represent diluted in-place grades and do not reflect losses in the recovery processes. Dilution was effected through application of 1.0 foot on either side of the vein for any sample thicker than 2.1 feet. For samples thinner than 2.1 feet, dilution was effected with whatever thickness was necessary to equal 4.0 feet. For additional proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

              (2) In 1993 a negative mineral reserve adjustment was made totaling approximately 39,000 ounces of gold and 235,000 ounces of silver. Most of the adjustment was necessary when development encountered erratic mineralization in an upper level ore zone which was previously estimated to be continuous reducing the tonnage available for mining by 33,765 tons. Other various adjustments attributable to the reduction totaled 867 tons.

       There were 85 people employed at the Republic mine at December 31, 1994. Employees at Republic are not represented by a bargaining agent.

       CACTUS MINE - CALIFORNIA

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

       The full production cost per ounce of gold decreased from $309 in 1993 to $217 in 1994. The decrease is due principally to a decrease in depreciation expense in 1994 as the property, plant and equipment were fully depreciated in 1993.

       The Middle Buttes mine began production in August 1986. During 1991, operations were completed at the Middle Buttes mine, and the remaining recoverable gold was processed. Development of the Shumake mine was completed in November 1988, with commercial production beginning in December 1988. Mining operations at the Shumake mine were completed in February 1992. Nominal gold production is expected during 1995 as heap leaching operations are completed. Reclamation efforts are ongoing.

       The book value of the Company's interest in the Cactus mine property and its associated plant and equipment was fully depreciated as of December 31, 1993. Southern CalEdison supplies electrical power to the Cactus mine. As of December 31, 1994, there were 15 employees at the Cactus mine. Employees at the Cactus mine are not represented by a bargaining agent.

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

                                                     Years
                                  -----------------------------------------------------------------------
     Production (75%)              1994(1)         1993(1)         1992(1)        1991            1990
     ----------------------       --------         -------         -------      ---------       ---------
     Ore processed (tons)               --             --          315,328      1,760,714       1,750,275
     Gold (ounces)                   7,610           7,316          27,212         40,434          45,005
     Silver (ounces)                19,555          24,165         114,415        162,760         184,349

     Proven and Probable
     Mineral Reserves
     ----------------------

     Total tons                         --              --              --        234,140       1,615,182
     Gold (oz. per ton)                 --              --              --           0.04            0.03

     Average Cost per
     Ounce of Gold Produced
     ----------------------

     Cash Production Costs            $217            $242            $213           $246            $226
     Full Production Cost             $217            $309            $337           $437            $366

-----------------
              (1) Mining operations were completed in February 1992. Gold recovery from the heap continued through 1994, but is expected to be completed in 1995.


       INDUSTRIAL MINERALS SEGMENT

       The Company's principal industrial minerals assets are its ball clay operations in Kentucky, Tennessee, and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; its lawn and garden products operations in southern Idaho and western Montana; and its specialty aggregate operations (primarily scoria) in southern Colorado and northern New Mexico. The Company conducts these operations through five wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company ("K-T Clay"), which operates its Ball Clay and Kaolin Divisions; (2) K-T Feldspar Corporation ("K-T Feldspar"), which operates the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V. ("K-T Mexico"), which operates the clay slurry plant business; (4) Mountain West Products, Inc. ("Mountain West"), which operates a lawn and garden products business; and (5) Colorado Aggregate Company ("CAC"), which operates the Company's specialty aggregate business.

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

       K-T Clay mines and processes different grades of ball clays in Kentucky, Tennessee and Mississippi. K-T Clay has identified or delineated deposits of ball clay on numerous properties. Such properties are either owned in fee simple or held under long-term lease. The royalties or other holding costs of leased properties are consistent with the industry, and the expiration of any particular lease would not affect K-T Clay's ability to operate at current levels of operations. K-T Clay has sufficient mineral reserve positions to maintain current operations in excess of 20 years. K-T Clay is also continuously exploring for new deposits of ball clay, either to replace certain grades of clay that may become mined out or to locate new deposits that can be mined at lower cost.

       Minimum standards for strip mining reclamation have been established by various governmental agencies which affect K-T Clay's ball clay mining operations. The Tennessee Surface Mining Law and the Mississippi Geological Economics and Topographical Survey, Division of Mining and Reclamation, require all ball clay producers, including K-T Clay, to post a performance bond on acreage to be disturbed. The release of the bond is dependent on the successful grading, seeding and planting of spoil areas associated with current mining operations. In addition, the United States Environmental Protection Agency has issued guidelines and performance standards which K-T Clay must meet. K-T Clay may be required to obtain other licenses or permits from time to time, but it is not expected that any such requirements will have a material effect upon the Company's results of operations or financial condition.

       There were 162 people employed by K-T Clay at its ball clay operations as of December 31, 1994. Some of the hourly employees are represented by the United Steelworkers of America. The three-year labor agreement will expire on February 8, 1997.

       K-T CLAY DE MEXICO, S.A. DE C.V.

       In 1993, K-T Clay completed construction of its clay slurry plant in Monterrey, Mexico, which now supplies clay slurry to the Mexican ceramics industry. Prior to construction of this facility, clay slurry was shipped by rail from K-T Clay's domestic operations. Reducing freight costs, a bulk semi-dry clay weighing substantially less than clay slurry is now shipped by rail from K-T Clay's domestic operations to the K-T Mexico slurry plant in Monterrey. The clay is blended to customer specifications and converted to a slurry form for final shipment to its customers in the region.

       Approximately $7.2 million was expended in constructing the clay slurry plant. Further declines in the Mexican peso could adversely impact K-T Mexico operations. K-T Mexico utilizes electrical power from the local public utility. There were 20 people employed by K-T Mexico as of December 31, 1994, represented by the Industrial Labor Union of Nuevo Leon.

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

       K-T Clay's Kaolin Division holds in excess of 20 years of mineral reserves based on current sales and product mix. Reserves are held on fee simple and leased property. K-T Clay is also continuously exploring for new deposits of kaolin, either to replace certain grades of kaolin that may become mined out or to locate new deposits that can be mined at lower cost.

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

       There were 81 people employed by K-T Clay at its Kaolin Division as of December 31, 1994, with less than 25% of the labor force being represented by the Cement, Lime, Gypsum and Allied Workers, Division of International Brotherhood of Boilermakers. The current labor contract at the Sandersville, Georgia operation expires on February 28, 1997.

       Both the Ball Clay and Kaolin Divisions of K-T Clay's plants and equipment have been operational in excess of 26 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Clay property and its associated plant and equipment was $18.1 million as of December 31, 1994. K-T Clay utilizes power from several public utilities as well as local utility co-operatives located in the vicinity of K-T Clay's operating plants.

       In March 1995, the Company entered into a letter of intent to purchase additional kaolin processing facilities and reserves located in South Carolina. The transaction is subject to the satisfactory completion of due diligence, Board of Director approval and signing of a definitive purchase and sale agreement.

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

       K-T Feldspar holds in excess of 20 years of mineral reserves based on current sales, product mix and lease terms. Reserves are held on fee simple and leased properties.

       K-T Feldspar operates its mines and plant under permits issued by the North Carolina Department of Natural Resources and Community Development. All permits are in good standing.

       K-T Feldspar's plant and equipment have been operational in excess of 26 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Feldspar property and its associated plant and equipment was $5.5 million as of December 31, 1994. Carolina Power & Light Company, a regulated public utility, provides the electric power utilized for operations at K-T Feldspar.

       There were 43 employees employed by K-T Feldspar as of December 31, 1994; none of whom are represented by a bargaining agent.

       MOUNTAIN WEST PRODUCTS, INC.

       The Company acquired the operations and assets of Mountain West in December 1993. Mountain West's primary business is the purchasing, processing and marketing of certain waste products from lumber milling operations in the western intermountain region. These products are sold as organic soil amendments, organic landscape mulches and organic decorative ground cover for landscape purposes.

      The waste products are purchased by Mountain West and transported by truck for processing at its plants in Rexburg, Idaho and Superior, Montana. The plants are located near the sources of the raw materials to reduce transportation costs. The principal customers are lawn and garden retail yards, lawn and garden product distributors and discount retail chain stores. The processing plants are owned by Mountain West and the sources of waste bark supply are held under contracts.

       Most sales are in the western U.S. and take place in the first six months of the year due to the seasonality of the market. The plants have operated in excess of 14 years at Rexburg and six years at Superior. The plants are maintained and upgraded continually and are in good working order.

       The net book value of the associated plant and equipment was approximately $4.8 million as of December 31, 1994. Utah Power and Light and Montana Power Company provide electrical power utilized by the operations at Rexburg and Superior, respectively.

       Mountain West had 106 employees as of December 31, 1994; none of whom are represented by a bargaining agent.


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

       The Mesita mine is owned by CAC. Due to the seasonal nature of CAC's business, it is usually anticipated that most of its annual sales and profits will be generated in the first two quarters of each calendar year. The Company has over 17 years of mineral reserves at the Mesita, Colorado, location and has developed in excess of six years of mineral reserves at the Red Hill mine in northern New Mexico which is under lease from the Bureau of Land Management.

       CAC's plants and equipment have been operational in excess of 20 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $4.0 million as of

       December 31, 1994. Public Service Company of Colorado and San Luis Valley Electric Co-operative provide the electric power utilized for operations at CAC.

       CAC had 71 employees as of December 31, 1994; none of whom are represented by a bargaining agent.


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

       The Apex facility was constructed in 1984 by St. George Mining Corporation, a wholly owned subsidiary of Musto Exploration Ltd. The plant and equipment are in good working condition and are maintained on an ongoing basis. Improvements to the plant since the Company acquired it in 1989 include redesigning the plant flow sheet, increasing metals leaching capacity, the addition of copper and germanium solvent extraction circuits, adding copper electrowinning facilities, upgrading liners and leak detection systems in the tailings ponds, and constructing a tailings neutralization plant. The net book value of the Apex facility property and its associated plant and equipment was $3.4 million as of December 31, 1994. The Apex facility is provided electrical power by Utah Power and Light Company.

       The Company suspended mining operations and processing activities at the Apex mine in 1990 due to depressed germanium and gallium prices. During 1994, the Apex facility continued production of cobalt chemicals and process trials of metallurgical residues. Based on its periodic review of the status of various mining properties, the Company determined in 1992 that a write-down of approximately $13.5 million was necessary to properly reflect the estimated net realizable value of the Apex facility. There were 37 employees at the Apex facility at December 31, 1994; none of whom are represented by a bargaining agent.

       Although the Company's strategy has primarily focused on expanding its precious metal and industrial mineral operations, the Company continues to investigate specialty mineral opportunities for its modern processing facility located in southern Utah. These opportunities include joint venture arrangements, toll processing arrangements, and the possible sale of the facility.

       On February 15, 1995, the Company entered into a letter of intent to sell the Apex facility. The sale is subject to the Company completing certain reclamation activities at the property as well as the satisfactory completion of due diligence activities by the prospective purchaser and the signing of a definitive purchase and sale agreement.

       PROPERTIES ON STANDBY

       GENERAL

       Various mining operations of the Company have been placed on a standby basis. Placing a mining property on a standby basis during periods of depressed metals prices, thereby preserving a depletable asset, is common in the mining industry. The significant properties on standby at December 31, 1994 are described below.

       GREENS CREEK MINE - ADMIRALTY ISLAND, ALASKA

       At December 31, 1994, the Company held a 29.7% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint venture arrangement with Kennecott Greens Creek Mining Company, the manager of the mine, a wholly owned subsidiary of Kennecott Corporation. Greens Creek is a polymetallic deposit containing silver, zinc, gold, and lead.

       Greens Creek lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims, and one patented millsite claim in addition to property leased from the U.S. Forest Service. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, and a ferry dock.

       In February 1993, as a result of depressed metals prices, the decision was made by the manager to suspend operations at the Greens Creek mine. Commercial production ceased in April 1993, and the mine and mill were placed on a standby basis. Exploration and mine development activities have continued at the mine. All operating and environmental permits are being maintained in anticipation of a resumption of operations once economic conditions improve.

       During operations, ore from the Greens Creek mine, a trackless underground operation, is milled at a 1,320-ton-per-day mill at the mine site. The mill produces saleable lead, zinc and bulk lead/zinc concentrates. The three concentrate products are predominantly sold to a number of major European and Asian smelters. A lesser amount of the concentrates are sold to metal merchants under short-term agreements. The concentrates are shipped from a marine terminal located about nine miles from the mine site.

       The Greens Creek mill plant facility and surface and underground equipment are maintained in good working condition. The mill was originally constructed about seven years ago. The manager of the joint venture maintains the plant and equipment on an ongoing basis. Improvements to the mill were made in 1992 directed to increasing mill processing rates and improving metals separation capability. Specific improvements included increasing flotation capacity by installing larger flotation and column cells and increasing grinding capacity by installing two vertical regrinding mills. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site. The net book value of the Company's interest in the Greens Creek mine property and its associated plant and equipment was $49.3 million as of December 31, 1994.

       Even though recent historical production costs have exceeded revenues realized from the sale of recovered metals and mining operations at the Greens Creek mine are currently suspended, based upon management's estimates of metal to be recovered and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, the Company used fixed metal prices of $395.00 per ounce of gold, $5.60 per ounce of silver, $0.28 per pound of lead and $0.46 per pound of zinc through 2013, the estimated end of commercial production. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, the Company estimates that future cash and full production costs per ounce of silver produced over the remaining life of the mine would be $1.98 and $4.27, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. With respect to the Greens Creek mine, the principal reason that cash costs per ounce are assumed to be less than historical amounts is an increase in the grade of ore processed.

       The Greens Creek deposit consists of zinc, lead, and iron sulfides and copper-silver sulfides and sulfosalts with substantial contained gold and silver values, having a vein-like to blanket-like form of variable thickness. The ore is thought to have been laid down by an "exhalative" process (i.e., volcanic-related rifts or vents deposited base and precious metals onto an ocean floor). Subsequently, the mineralization was folded and faulted by multiple generations of tectonic events.

       The estimated mineral reserves for the Greens Creek mine are computed by Kennecott Greens Creek Mining Company's geology and engineering staff with technical support from Kennecott Corporation. Geologic interpretations and reserve methodology are reviewed, but the reserve compilation is not independently confirmed by the Company in its entirety. Information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of silver produced is set forth in the table below:


                                                                     Years
                              -----------------------------------------------------------------------------------
Production                    1994(1)(29.7%)     1993(1)(2)(29.7%)       1992(28%)      1991(28%)       1990(28%)
------------------------      --------------     -----------------      ----------     ----------      ----------
Ore milled (tons)                        --                33,638         123,526        120,187         107,445
Silver (ounces)                          --               551,107       1,959,368      2,178,141       2,144,389
Gold (ounces)                            --                 2,826           9,094         10,505          10,705
Zinc (tons)                              --                 3,453          11,385         11,906          10,391
Lead (tons)                              --                 1,298           4,650          4,863           4,698

Proven and Probable
Mineral Reserves(3)
------------------------

Total tons                        2,585,000             1,911,000       3,422,000      3,876,000       1,782,000
Silver (ounces per ton)                19.2                  16.0            12.7           13.3            15.1
Gold (ounces per ton)                  0.16                  0.14            0.13           0.12            0.13
Zinc (percent)                         13.1                  14.4            13.2           12.8            12.4
Lead (percent)                          4.7                   4.7             4.0            4.0             4.2

Average Cost per
Ounce of Silver Produced
------------------------

Cash Production Costs                    --                 $5.11           $4.82          $3.94           $2.52
Full Production Cost                     --                 $7.16           $6.54          $5.43           $4.69



----------
       (1) Operations were suspended in April 1993 and placed on a standby basis.

       (2) Equity during the period of active production was 28.08%, but was increased to 29.73% by the time of the reserve determination.

       (3) For proven and probable mineral reserve assumptions and definitions, see Glossary of Certain Mining Terms.


       Mineral reserve criteria and estimation techniques used for 1994 and 1993 reserves differed substantially from those used in prior years. Among these changes were the adoption of block modeling techniques in place of the sectional methods for a major section of the mine, a reevaluation of cut-off criteria, and the development of refinements to in-situ net smelter return estimates involving projected smelting terms and distribution or recovery of metals in the three concentrate products and metal price changes. In addition, more rigorous criteria for reserve classification were applied to the probable reserves category. These changes and the deduction for production in 1993 resulted in a reduction in proven and probable mineral reserves from 3.4 million tons at December 31, 1992, to 1.9 million tons at December 31, 1993.

       In 1993, drilling in the southwest area of the mine encountered an additional mineralized zone containing higher than mine average gold and silver content. Further drilling in the area in 1994 accounts for most of the increase in reserves between 1993 and 1994.

       In January 1994, the manager of the Greens Creek mine initiated a feasibility study to determine the advisability of placing the mine back into production. The feasibility study was completed during the fourth quarter of 1994, and a decision as to the resumption of production is pending.

       As of December 31, 1994, there were 48 employees at the Greens Creek Joint Venture. The employees at the Greens Creek Joint Venture are not represented by a bargaining agent.

       YELLOW PINE - IDAHO

       The Yellow Pine gold mine is located in Valley County, Idaho, about 50 miles east of McCall in central Idaho, and is accessed by secondary roads and air. The property consists of 26 patented claims which are held by the Company under lease from the Bradley Mining Company of San Francisco, California, and 57 unpatented claims. The lease provides for production royalties equal to 6% of net smelter returns plus 10% of cumulative cash flow, and also provides for a minimum royalty payment of $3,500 per month reduced by current production royalties. Production from the oxide mineralization ceased in 1992; the operation has been undergoing reclamation since that time. Mineralized sulfide material, estimated at between 15 and 20 million tons containing approximately 0.09 ounce of gold per ton, is also located on the property. The Company continues to seek other parties interested in the further exploration and development of this extensive gold-bearing deposit. The net book value of the Yellow Pine property, plant and equipment as of December 31, 1994, was approximately $180,000.


       LISBON VALLEY PROJECT - UTAH

       The Company leases a block of property comprising approximately 1,100 acres of private, state and county lands in the Lisbon Valley district about 30 miles south of Moab in San Juan County, Utah. In 1976, the Company entered into a joint venture with Union Carbide Corporation (which was succeeded in interest by Umetco Minerals Corporation, a wholly owned subsidiary of Union Carbide, and in 1994 was assigned to Energy Fuels Nuclear, Inc.) whereby Union Carbide became the operator of the property. The Company has reserved the right to contest Umetco Minerals' assignment to Energy Fuels Nuclear. The joint venture agreement provides for equal sharing of all costs and production. A second agreement provides for the milling of the Company's share of production at a mill owned by Union Carbide which was sold to Energy Fuels Nuclear in 1994.
       In December 1982, the property was placed on a maintenance and standby basis because of the depressed markets for uranium and vanadium. It is fully developed and ready for production mining. However, at current metals prices, the Company believes it is uneconomical to place the property into production. As of December 31, 1994, the Company's net book value of the Lisbon Valley project was $500,000.


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

       URANIUM MILL TAILINGS

       The Company has been involved in remediation of uranium mill tailings sites in Colorado and New Mexico. One site, in New Mexico, has been completely reclaimed and the license released by the Nuclear Regulatory Commission. At a site near Naturita, Colorado, where a Hecla predecessor reprocessed uranium mill tailings under a license from the State of Colorado, remediation activities have been in progress since 1993. The facility was decontaminated in 1993, stabilization of wastes occurred in 1994, earthwork activities have been contracted for 1995, and completion of remediation is planned for 1996.

       EXPLORATION

       The Company conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. The Company owns or controls patented and unpatented mining claims, fee land, mineral concessions, and state and private leases in six states in the U.S. and two Mexican states. The Company's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, and (3) advanced-stage exploration acquisition opportunities. The Company is currently concentrating its exploration activities at the La Choya and Grouse Creek gold mines and the Rosebud project. The Company remains active in other exploration areas and is seeking advanced-stage acquisition opportunities in the United States and Mexico.

       Exploration and development activities in 1994 at the Rosebud gold property located in Pershing County, Nevada, defined 1,641,000 tons of ore to the proven and probable mineral reserves containing 0.356 ounce per ton gold and 2.25 ounces of silver.

       Properties are continually being added to or dropped from this inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 1994, 1993 and 1992 were approximately $8.4 million, $5.7 million and $8.2 million, respectively. Exploration expenditures for 1995 are estimated to be approximately $6.7 million.

       HEDGING ACTIVITIES

       The Company's policy guidelines for hedging gold and silver production permit management the right to utilize various hedging mechanisms for up to 50% of the Company's annual estimated available metal production. Hedging contracts are restricted to no longer than 24 months without Board of Director approval and will be spread among a number of available customers. At year end the Company had 27% of 1995 budgeted gold production hedged utilizing spot deferred and option contracts. There were no hedging contracts for silver outstanding. The Company's policy with respect to lead hedging permits management to hedge 30% of estimated annual production of lead for periods not to exceed 12 months (See Notes 1 and 3 of Notes to Consolidated Financial Statements).

      INDUSTRY SEGMENTS

       Financial information with respect to industry segments is set forth in
       Note 11 of Notes to the Consolidated Financial Statements.

       COMPETITION

       The Company is engaged in the mining and processing of gold, silver and other nonferrous metals and industrial minerals in the United States and Mexico. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, gold, silver and industrial minerals. The Company also competes with other mining companies in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Silver and gold are worldwide commodities and, accordingly, the Company sells its production at world market prices. The table below reflects the volatility of silver and gold prices in the last five years:


                                             Average Metal Prices
                                ----------------------------------------------------
                                        Silver                      Gold
             Year               (per oz.-Handy & Harman)      (per oz.-London Final)
             ----               ------------------------      ----------------------
             1994                     $5.28                          $384
             1993                     $4.30                          $360
             1992                     $3.94                          $344
             1991                     $4.04                          $362
             1990                     $4.82                          $383


       The Company cannot compare sales from its ball clay mining operations with sales of other ball clay producers because the principal competitors are either family-owned or divisions of larger, diversified companies, but the Company believes that K- T Clay is one of the largest producers of ball clay in the United States. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989, the Company has also become an important producer in the United States of ceramic-grade kaolin. The principal competitors of the Company in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company, and Old Hickory Clay Company. The principal competitors of the Company in the kaolin industry, are Albion Kaolin Company, Evans Clay Company, JM Huber Corporation, English China Clay Company and Dry Branch Kaolin Company. The Company, with the acquisition of Indusmin Incorporated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of the Company in the feldspar industry are Feldspar Corporation and Unimin Corporation.


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


       REGULATION OF MINING ACTIVITY

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

       All of the Company's exploration, development, and production activities in the United States, Mexico, and Canada are subject to regulation under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. The Company believes that it is in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how the Company conducts many aspects of its business, management of the Company does not believe that they have a material adverse effect on its results of operations or financial condition at this time. The Company's projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, the Company's operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time. The Company believes that adequate provision has been made for disposal of mine waste and mill tailings at all of its operating and nonoperating properties in a manner which complies with current federal and state environmental requirements.

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

       The Company is also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or "Superfund") which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. The Company has been implicated at some Superfund sites and is involved in litigation under the ESA (see Note 8 of Notes to Consolidated Financial Statements). Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

       During the past three years, the U.S. Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one year moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the U.S. Congress to further amend the General Mining Law. The pending legislation would, among other things, impose royalties and new reclamation, environmental controls and restoration requirements. Each of the current legislative proposals would impose some form of royalty payable to the U.S. Government on the value of minerals extracted from certain federal lands. The extent of any such changes is not presently known and the potential impact on the Company as a result of congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Approximately 43% of the proven and probable gold reserves and approximately 20% of the proven and probable silver reserves located at the Grouse Creek project are located on fully patented mining claims. The balance of such proven and probable mineral reserves are located within mineral claims for which the Company has applied for patents and has received a first half of Mineral Entry Final Certificate. Upon the determination of the mineral character of these claims by a Federal Mine Examiner, the Company believes patents will be issued to the Company covering these claims. Although there can be no assurance as to the ultimate impact of legislative action on these claims or the Company's ability to patent these claims under the existing General Mining Law, the Company believes that the pending legislation to amend the General Mining Law will not adversely affect the right of the Company to receive patents for the Grouse Creek unpatented mining claims. The proven and probable mineral reserves at the Oro Cruz and Rosebud properties are located on claims that are unpatented.

       EMPLOYEES

       As of December 31, 1994, the Company and its subsidiaries employed 1,204 people.

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

       DORE -- Unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined to almost pure metal.

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

       MINERAL-BEARING MATERIAL -- Material for which quantitative estimates are based on inferences from known mineralization, or on drill-hole samples too few in number to allow for classification as probable mineral reserves.

       ORE -- Material that can be mined and processed at a positive cash flow.

       PATENTED MINING CLAIM -- A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

       PROVEN AND PROBABLE MINERAL RESERVES -- Reserves that reflect estimates of the quantities and grades of mineralized material at the Company's mines which the Company believes can be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for the Company's products. Mineral reserves are stated separately for each of the Company's mines based upon factors relevant to each mine.
       Reserves represent diluted in-place grades and do not reflect losses in the recovery process. The Company's estimates of proven reserves and probable reserves at December 31, 1994 and 1993 are based on gold prices of $395 and $375 per ounce, silver prices of $5.60 and $4.50 per ounce, lead prices of $0.28 and $0.23 per pound, and zinc prices of $0.46 and $0.44 per pound, respectively. Proven and probable mineral reserves for the Greens Creek and American Girl mines are based on calculations of reserves provided to the Company by the operators of these properties that have been reviewed but not independently confirmed by the Company. Kennecott Greens Creek Mining Company's estimates of proven and probable reserves for the Greens Creek mine as of December 1994 are derived from successive generations of reserve and feasibility analyses for three different areas of the mine each using a separate assessment of metal prices. The prices used were:


                        East Ore Area   West Ore Area   Southwest Ore Area
                        -------------   -------------   ------------------
           Gold              $340            $350              $360
           Silver            4.50            4.75              5.00
           Lead              0.33            0.28              0.28
           Zinc              0.60            0.57              0.50


       Greens Creek Mining Company's estimates of proven reserves and probable reserves at December 31, 1993 are based on silver prices of $4.75 per ounce, gold prices of $350 per ounce, zinc prices of $0.57 per pound, and lead prices of $0.28 per pound. MK Gold's estimates of proven and probable reserves at December 31, 1994 and 1993 are based on gold prices of $400 and $380 per ounce, respectively.

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

ITEM 2.       PROPERTIES

       The Company's principal mineral properties are described in Item 1 above. The Company also has interests in a number of other mineral properties in the United States, Canada and Mexico. Although some of such properties are known to contain significant quantities of mineralization, they are not considered material to the Company's operations at the present time. Encouraging results from further exploration or increases in the market prices of certain metals could, in the future, make such properties considerably more important to the business of the Company taken as a whole.

       The general corporate office of the Company is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. The Company also owns and plans to subdivide and sell approximately 70 adjacent acres.

       The administrative offices of the Company's ball clay, kaolin and feldspar operations are located five miles southwest of Mayfield, Kentucky. Additionally, there are general offices and laboratory facilities at each operating location. The Company also owns approximately 1,600 acres of land principally for use in connection with milling and storage operations for the industrial minerals operations. The administrative offices of K-T Mexico are located with the clay slurry processing facility on a parcel of land near Monterrey, Mexico.

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

       The general offices of Mountain West Products, Inc. are located in Rexburg, Idaho. Processing facilities are located in both Rexburg, Idaho and Superior, Montana.

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

             (ii) The price range of the Common Stock on the New York Stock Exchange for the past two years was as follows:


                                        First      Second      Third     Fourth
                                       Quarter     Quarter    Quarter    Quarter
                                       -------     -------    -------    -------
                     1994 - High         $15.00     $14.38     $13.50     $13.38
                          - Low           11.63       9.38       9.25       9.25
                     1993 - High         $10.38     $14.50     $15.25     $11.88
                          - Low            7.38       9.88       9.13       9.63

       (b) As of December 31, 1994, there were 13,196 holders of record of the Common Stock.

       (c) There were no Common Stock cash dividends paid in 1994 or 1993. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and the Company's cash requirements.

ITEM 6.     SELECTED FINANCIAL DATA
            (dollars in thousands except for per-share amounts)


                                                              Years Ended December 31,
                                             ------------------------------------------------------------------------
                                               1994           1993            1992            1991            1990
                                             ---------      ---------       ---------       ---------       ---------
Total revenue                                $ 133,974      $  96,060       $ 113,986       $ 121,130       $ 165,518
                                             =========      =========       =========       =========       =========
Income (loss) before cumulative effect of
  changes in accounting principles           $ (24,613)     $ (17,782)      $ (55,173)      $ (15,521)      $   2,342
Cumulative effect of changes in accounting
  principles                                       --            --              (103)             --              --
                                             ---------      ---------       ---------       ---------       ---------
Net income (loss)                              (24,613)       (17,782)        (55,276)        (15,521)          2,342
Preferred stock dividends                       (8,050)        (4,070)             --              --              --
                                             ---------      ---------       ---------       ---------       ---------

Net income (loss) applicable to
  common shareholders                        $ (32,663)     $ (21,852)      $ (55,276)      $ (15,521)      $   2,342
                                             =========      =========       =========       =========       =========

Income (loss) per common share before
  cumulative effect of changes in
  accounting principles and after
  preferred stock dividends                  $   (0.74)     $   (0.58)      $   (1.59)      $   (0.46)      $    0.07
                                             =========      =========       =========       =========       =========

Net income (loss) per common share           $   (0.74)     $   (0.58)      $   (1.59)      $   (0.46)      $    0.07
                                             =========      =========       =========       =========       =========

Total assets                                 $ 334,582      $ 346,153       $ 236,130       $ 276,856       $ 277,939
                                             =========      =========       =========       =========       =========

Long-term debt - Notes and contracts
  payable(1)                                 $   1,960      $  50,009       $  71,219       $  80,322       $  72,554
                                             =========      =========       =========       =========       =========

Cash dividends per common share              $      --      $      --       $      --       $      --       $    0.04
                                             =========      =========       =========       =========       =========

Cash dividends per preferred share           $    3.50      $    1.77       $      --       $      --       $      --
                                             =========      =========       =========       =========       =========

Common shares issued                        48,144,274     40,320,761      36,324,517      34,062,328      32,756,077

Shareholders of record                          13,196         13,549          14,859          17,127          18,032

Employees                                        1,204            919             826             911             981


--------------------------------
(1) Includes $94,000 and $181,000 for 1991 and 1990, respectively, of long-term debt which is recorded in other noncurrent liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

INTRODUCTION

The Company is primarily involved in the exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict. In the following descriptions, where there are changes that are attributable to more than one factor, the Company presents each attribute in descending order relative to the attribute's importance to the overall change.

The Company recorded net losses applicable to common shareholders for each of the past three years in the period ended December 31, 1994. If the current market prices of gold, silver and lead do not increase and considering the Company's preferred dividend payment requirements, the Company expects to continue to experience net losses applicable to common shareholders. However, even if metals prices remain at current levels, the Company's operating cash flows are expected to increase once anticipated production levels are achieved at the Grouse Creek mine. The Grouse Creek mine commenced operations in December 1994. Steady-state production levels are expected to be achieved during the second quarter of 1995.

The volatility of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the asset. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future production and market conditions.

Based on its periodic review of the status of various mining properties, the Company has determined that certain adjustments are appropriate to properly reflect net realizable values during the fourth quarter of 1994. These adjustments consisted primarily of the write-downs of properties, plants, equipment and supplies inventory totaling $7.9 million. The major portion of the adjustments related to the $7.2 million write-down of property,

--------------------------------



     (1) For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1, page 38.

plant, equipment and supplies inventory at the Republic mine, which will complete operations in February 1995. The balance of the adjustments relates to an additional $0.3 million write-down of exploration equipment and a $0.4 million write-down of the Zenda property.

In 1995, the Company expects to produce approximately 199,000 ounces of gold compared to actual 1994 gold production of 128,000 ounces of gold. The 1995 estimated production includes 89,000 ounces from the Company's 80% interest in the Grouse Creek mine, 75,000 ounces from the La Choya mine, 33,000 ounces from the Company's interest in the American Girl mine and an additional 2,000 ounces from other sources. The Company's expected gold production increase in 1995 assumes a full year of production at the Grouse Creek and La Choya mines, which offsets the decrease in gold production due to the completion of operations at the Republic mine in February 1995.

The Company's share of silver production for 1995 is expected to be 2,300,000 ounces compared to 1994 production of 1,643,000 ounces. The expected increase is primarily due to new production at the Grouse Creek mine and resumption of operations at the Lucky Friday mine in December 1994, after the ore-conveyance accident suspended operations since August 30, 1994.

In 1994, the Company shipped 986,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals is expected to increase in 1995 to 1,022,000 tons, principally due to increased shipments of slurry from K-T Clay de Mexico. Additionally, the Company expects to ship 690,000 cubic yards of landscape material from Mountain West Products.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the historical consolidated financial statements of the Company appearing elsewhere herein.

RESULTS OF OPERATIONS
---------------------

1994 vs 1993
------------

The Company acquired Equinox Resources Ltd. ("Equinox") effective March 11, 1994. The consolidated financial statements presented herein have been restated for all periods prior to the acquisition to include the financial position, results of operations, and cash flows of Equinox, which was accounted for as a pooling of interests.

The Company incurred a net loss of approximately $24.6 million ($0.56 per common share) in 1994 compared to a net loss of approximately $17.8 million ($0.47 per common share) in 1993. After $8.1 million in dividends to preferred shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the

Company's net loss applicable to common shareholders for 1994 was approximately $32.7 million, or $0.74 per common share compared to $21.9 million, or $0.58 per common share in 1993 after a $4.1 million preferred dividend. This loss was due to a variety of factors, the most significant of which are noted below in descending order of magnitude.

Sales of the Company's products increased by approximately $35.9 million, or 38.6%, in 1994 as compared to 1993, principally the result of (1) increased product sales totaling $42.3 million, most notably from the La Choya gold mine in Mexico, which commenced production in February 1994, and Mountain West Products, which was acquired in December 1993; and (2) increases in the average prices of lead and gold. These two factors were partially offset by decreased sales of approximately $9.4 million in the metals segment attributable to (1) the suspension of operations at the Greens Creek mine in April 1993; (2) decreased gold production in 1994 at the Republic gold mine due to lower-grade ore being mined and processed; and (3) decreased lead, silver and zinc production at the Lucky Friday mine resulting in part from the temporary suspension of operations due to the ore-conveyance accident on August 30, 1994. The Lucky Friday mine resumed operations in December 1994.

Comparing the average metal prices for 1993 with 1994, gold increased by 7% from $360 per ounce to $384 per ounce, silver increased by 23% from $4.30 per ounce to $5.28 per ounce, and lead increased by 39% from $0.18 per pound to $0.25 per pound.

Cost of sales and other direct production costs increased approximately $24.5 million, or 30.6%, in 1994 compared to 1993, primarily a result of (1) production costs at the La Choya mine and K-T Clay de Mexico during 1994 totaling approximately $11.7 million and $2.9 million, respectively, due to the commencement of operations at these locations in early 1994; (2) increased production costs in 1994 at Mountain West Products (acquired in December 1993) totaling approximately $10.4 million; and (3) increases in operating costs at various other operations totaling approximately $7.8 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling approximately $8.3 million, the two most notable of which are (1) the Greens Creek mine totaling $4.1 million, where decreased operating costs are the result of the suspension of operations in April 1993; and (2) the Lucky Friday mine resulting from the temporary suspension of operations due to the ore-conveyance accident on August 30, 1994.

Cost of sales and other direct production costs as a percentage of sales from products decreased from 86% in 1993 to 81% in 1994, primarily due to increases in production and average metals prices realized in the metals division, as well as, improved sales within the industrial minerals segment during 1994. Management does not believe that the Company's cost of sales and other direct production costs are materially different from industry norms.

Cash and full production cost per gold ounce increased from $229 and $298 in 1993, to $273 and $334 in 1994, respectively. The increases are mainly attributed to the initial start-up costs at the Grouse Creek and La Choya gold mines and decreased gold production from the Republic and American Girl gold mines due to declining ore grades.

Cash and full production cost per silver ounce increased from $5.45 and $6.85 in 1993 to $5.81 and $7.17 in 1994, respectively. The increases are due primarily to decreased ore grade as well as lower lead, silver and zinc production from the Lucky Friday mine in 1994, resulting from the ore-conveyance accident on August 30, 1994. These were partially offset by an increase in the average price of lead and zinc in 1994. Lead and zinc are by-products in the process at the Lucky Friday mine, the net revenues from which are deducted from production costs in the calculation of production cost per ounce.

Other operating expenses increased by approximately $19.8 million, or 101.4% from 1993 to 1994, due principally to (1) an increase in the provision for closed operations and environmental matters totaling $9.0 million related principally to the 1994 reclamation accruals for the Republic gold mine and the Coeur d'Alene Mining District totaling $7.3 million and $1.1 million, respectively; (2) an increase totaling $5.3 million in the reduction in carrying value of mining properties, which relates primarily to 1994 carrying value adjustments to certain properties, plants, equipment, and supplies inventory totaling $7.9 million as further described in Note 5 of Notes to Consolidated Financial Statements; (3) an increase in exploration expenditures of $2.7 million due principally to increased exploration activity during 1994 at the Greens Creek, Grouse Creek and La Choya mines; and (4) an increase in general and administrative costs of $3.0 million attributable primarily to costs totaling approximately $2.2 million incurred in connection with the March 11, 1994, acquisition of Equinox.

Net other income was approximately $5.2 million in 1994 compared to $1.6 million in 1993. The increase is primarily due to (1) an increase in royalty income of approximately $2.8 million in 1994; (2) decreased interest costs totaling $2.6 million due to the June 1994 retirement of the Liquid Yield Option Notes ("LYONs") (see Note 7 of Notes to Consolidated Financial Statements); and (3) the January 1994 sale of the Company's investment in Granduc Mines Ltd. resulting in a gain of $1.3 million.

In 1994, the Company recorded an extraordinary loss totaling approximately $0.8 million on the retirement of the LYONs as further described in Note 7 of Notes to Consolidated Financial Statements. The loss relates principally to the write-off of the unamortized balance of deferred issuance costs related to the debt.

Income taxes reflect a benefit of $0.5 million in 1994 compared to a $0.9 million benefit in 1993. The benefit in 1994 primarily reflects the carryback of 1994 and prior year net operating losses to reduce income taxes previously provided, partially offset by an Internal Revenue Service settlement and a provision for state income taxes. The benefit in 1993 primarily reflects a decrease in the deferred tax provision due to utilization of net operating loss carryovers.

RESULTS OF OPERATIONS
---------------------

1993 vs 1992
------------

The Company acquired Equinox effective March 11, 1994. The consolidated financial statements presented herein have been restated for all periods prior to the acquisition to include the financial position, results of operations, and cash flows of Equinox, which was accounted for as a pooling of interests.

A net loss of approximately $17.8 million, or $0.47 per common share, was incurred in 1993 compared to a net loss of $55.3 million, or $1.59 per common share, in 1992. After $4.1 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for 1993 was $21.9 million, or $0.58 per common share. The 1993 loss was due to a variety of factors, the most significant of which are discussed below.

Sales of products decreased by $8.7 million, or 9%, in 1993 as compared to 1992, principally the result of (1) decreased gold production, the impact of which totals approximately $10.9 million, due to the winding down of operations at the Cactus mine, lower- grade ore mined and processed at the Republic mine, and the completion of operations at the Yellow Pine mine during the third quarter of 1992; (2) decreased silver, lead and zinc production, the impact of which totals approximately $9.4 million, due to suspension of operations at the Greens Creek mine in April 1993, and the sale of the Company's 25% interest in the Galena mine in May 1992; (3) decreases in the average prices of lead and zinc in 1993 compared to 1992, the impact of which totals approximately $1.7 million; (4) decreased production of lead at the Lucky Friday mine resulting from lower lead contained in the ore processed, the impact of which totals approximately $0.8 million; and (5) decreased sales of ball clay from Kentucky-Tennessee Clay Company; all of which were partially offset by (1) increased revenue from the Company's acquisition of the American Girl mine totaling $10.0 million; (2) increased revenue from the Company's Apex facility totaling $1.8 million; (3) increased sales of feldspar totaling $1.3 million from K-T Feldspar Corporation, as well as increased sales of landscape products from the newly acquired Mountain West Products, and aggregate products from Colorado Aggregate Company; and (4) increases in the average prices of gold and silver in 1993 compared to 1992.

Cost of sales and other direct production costs decreased by $4.7 million, or 6%, in 1993 as compared to 1992, primarily a result of (1) decreased operating costs totaling approximately $9.0 million at the Greens Creek mine due to suspension of operations in April 1993; (2) decreased operating costs totaling approximately $6.0 million at the Cactus mine due to the completion of mining operations in February 1992; (3) decreased operating costs totaling approximately $1.6 million resulting from the sale of the Company's 25% interest in the Galena mine in May 1992; (4) decreased operating costs totaling approximately $1.2 million at the Yellow Pine mine resulting from the completion of operations during the third quarter of 1992; and (5) decreased production costs totaling approximately $0.4 million at the Republic mine; all of which were partially offset by (1) operating costs in 1993 totaling approximately $7.5 million associated with the newly acquired American Girl mine; (2) increased operating costs during 1993 totaling approximately $4.5 million at the Apex facility, K-T Feldspar Corporation, Kentucky-Tennessee Clay Company's ball clay division, and Colorado Aggregate Company; and (3) operating costs in 1993 totaling approximately $0.3 million associated with the newly acquired Mountain West Products.

Cost of sales and other direct production costs as a percentage of sales from products increased from 83% in 1992 to 86% in 1993, primarily due to (1) decreases in the gold grade at the Republic mine which decreased to 0.48 ounces per ton of ore mined in 1993 from 0.60 ounces per ton of ore mined in 1992; (2) declining lead and zinc prices which averaged $0.18 and $0.44 in 1993 compared to $0.25 and $0.56 in 1992, respectively; and (3) the care and maintenance costs associated with the Greens Creek mine which were recognized in 1993 due to the suspension of operations in April 1993. Management does not believe that the Company's cost of sales and other direct production costs are materially different from industry norms.

Cash and full production cost per gold ounce increased from $191 and $261 in 1992 to $229 and $298 in 1993, respectively. The increases are due principally to lower-grade ore being processed at the Republic mine resulting in fewer gold ounces produced. The increase in full cost per gold ounce was partially offset by decreasing depreciation charges due to the completion of mining operations at the Cactus mine.

Cash and full production cost per silver ounce increased from $4.51 and $5.89 in 1992 to $5.45 and $6.85 in 1993, respectively, due primarily to lower average prices in 1993 for lead and zinc. Lead and zinc are by-products, the revenues from which are netted against production costs in the calculation of production cost per ounce.

Other operating expenses decreased by $44.5 million, or 70%, in 1993 as compared to 1992, primarily the result of (1) the 1992 reduction in carrying value of mining properties totaling $28.4 million, including (a) a $13.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Apex facility; (b) a $9.0 million write-down of the Consolidated Silver property in northern Idaho and the Hog Heaven property in northwest Montana due to depressed silver prices; (c) a $3.5 million write-down to reflect the estimated net realizable value in the Company's interest in the Lisbon Valley project in Utah; (d) a $1.9 million write-down of the Creede and Hardscrabble gold and silver properties located in Colorado due to depressed precious metals prices; and (e) a $0.5 million write-down of certain newly acquired Equinox mining properties; (2) the 1992 provision for closed operations and environmental matters totaling $13.6 million, which consisted principally of an $8.5 million increase in the allowance for the Bunker Hill Superfund Site remediation cost and additional idle property reclamation and closure cost accruals of $3.3 million as further described in Note 8 of Notes to Consolidated Financial Statements; (3) decreased domestic exploration expenditures mainly at the Republic mine in 1993; (4) foreign exploration expenditures in Chile during 1992, nonrecurring in 1993; (5) reduced general and administrative costs in 1993 principally due to staff reductions and other cost-cutting measures at corporate headquarters; and (6) research expenditures incurred at the Apex facility during 1992, nonrecurring in 1993; all of which were partially offset by increased general and administrative and exploration costs in 1993 attributed to the newly acquired Equinox properties.

Net other income was approximately $1.6 million in 1993 compared to income of $5.5 million in 1992. The decrease is primarily due to (1) the sale of the surface and timber rights on various nonoperating Company-owned properties in 1992 resulting in a gain of approximately $9.0 million, nonrecurring in 1993; and (2) the sale of the Company's 25% interest in the Galena mine and adjacent properties in May 1992, resulting in a gain of approximately $1.2 million, nonrecurring in 1993. Both of these items were partially offset by (1) decreased interest expense in 1993 resulting from (a) the April 29, 1993, issuance of 2.2 million shares of Common Stock to retire the LYONs as described in Note 7 of Notes to Consolidated Financial Statements, and (b) increased capitalized interest related to the Grouse Creek and La Choya projects; (2) the $2.1 million write-down in 1992 of the Company's common stock investment in Granduc Mines Limited to reflect the apparent other-than-temporary decline in market value of the investment, nonrecurring in 1993; and (3) increased interest income earned in 1993 on the investment of the proceeds from the Company's public offering of 2.3 million shares of Series B Cumulative Convertible Preferred Stock as described in Note 10 of Notes to Consolidated Financial Statements.

Income taxes reflect a benefit of $0.9 million in 1993 compared to a $0.3 million benefit in 1992. The benefit in 1993 primarily reflects a decrease in the deferred tax provision due to utilization of net operating loss carryovers. The benefit in 1992 primarily reflects the carryback of net operating losses to reduce income taxes previously provided.

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

At December 31, 1994, assets totaled approximately $334.6 million and shareholders' equity totaled approximately $277.5 million. Cash, cash equivalents and short-term investments decreased by $60.4 million to $7.3 million at December 31, 1994 from $67.7 million at the end of 1993. The major sources of cash were (1) proceeds totaling approximately $63.5 million from the Company's May 1994 public offering of 7,475,000 shares of its common stock; (2) the maturity of short-term investments and sale of other investments totaling approximately $32.1 million; (3) proceeds totaling approximately $13.3 million from the sale of a 20% undivided interest in the Grouse Creek project; and (4) proceeds of $1.8 million from common stock issued under stock option plans and warrants. The primary uses of cash were (1) approximately $66.6 million expended for properties, plants and equipment principally for ongoing development of the Grouse Creek, Rosebud and American Girl/Oro Cruz projects totaling $51.1 million, $5.6 million and $1.3 million, respectively, and expenditures at the clay slurry facility in Mexico and the Lucky Friday mine totaling $1.3 million and $1.1 million, respectively; (2) approximately $50.2 million required to retire all the remaining LYONs (see Note 7 of Notes to Consolidated Financial Statements); (3) approximately $13.6 million for the purchase of restricted investments for certain reclamation bonding and bonding requirements in connection with the Star Phoenix litigation appeal as further described in Note 8 of Notes to Consolidated Financial Statements; (4) dividend payments totaling approximately $8.1 million; and (5) operating activities requiring cash totaling approximately $5.4 million.

The Company estimates that capital expenditures to be incurred in 1995 will be approximately $29.4 million. These expenditures consist primarily of (1) development expenditures at the Greens Creek mine ($12.1 million, subject to the Company's Board of Directors' approval), the Lucky Friday mine ($1.4 million), the

Grouse Creek mine ($0.7 million), and the La Choya mine ($1.0 million); (2) development expenditures at the Rosebud and American Girl/Oro Cruz projects of approximately $5.8 million and $4.0 million, respectively; and (3) expenditures at other operating locations totaling $4.4 million. The Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents; (2) cash flow from operating activities; and (3) amounts available under its revolving and term loan facility (described below) which, subject to certain conditions, provides for borrowings up to a maximum of $40.0 million.

The Company's estimate of its capital expenditure requirements assumes, with respect to the Grouse Creek, Greens Creek and the American Girl/Oro Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of the development costs and capital expenditures.

The Company's planned environmental and reclamation expenditures for 1995 are expected to be approximately $4.3 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site and the Durita property (see Note 8 of Notes to Consolidated Financial Statements).

Exploration expenditures for 1995 are estimated to be approximately $6.7 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned domestic and foreign properties. Accordingly, 1995 domestic exploration expenditures will be incurred principally at the Grouse Creek and Rosebud properties. Foreign exploration efforts in 1995 will center primarily on the Company's La Choya property and other exploration targets in Mexico.

An adjustment increasing the reclamation and closure cost accrual by $10.1 million was also recorded in the fourth quarter of 1994. The adjustment relates primarily to estimated reclamation and closure costs at the Republic gold mine ($7.3 million), the Coeur d'Alene Mining District ($1.1 million), and other miscellaneous idle properties ($1.7 million).

On August 30, 1994, the Company entered into an unsecured revolving and term loan facility, under the terms of which the Company can borrow up to $40.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1997, and are repayable in eight quarterly installments beginning on October 31, 1997. Borrowings bear interest at floating rates depending on the type of advance. During the commitment period, the Company is obligated to pay an annual fee of $130,000. The agreement contains restrictive covenants, among others, concerning the current ratio, fixed charge coverage ratio and limitations on the issuance of additional indebtedness. Amounts available under the facility are based on a debt to cash flow calculation. At December 31, 1994, there were no borrowings outstanding under the facility (see Note 7 of Notes to Consolidated Financial Statements).

In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

At December 31, 1994, the Company had forward sales commitments through March 31, 1995 for 3,500 ounces of gold at an average price of $375 per ounce. The Company has also purchased options to put 102,240 ounces of gold to the counterparties at an average price of $390 per ounce. Concurrently, the Company sold options to allow the counterparties to call 102,240 ounces of gold from the Company at an average price of $464 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price for 1994 was $383.25. It is not practicable for the Company to obtain or calculate the estimated fair value of these option contracts at December 31, 1994, due to the cost of obtaining the data. The nature and purpose of the contracts, however, do not presently expose the Company to any significant net loss. In addition, at December 31, 1994, the Company has sold forward 3,600 metric tons of lead at an average price of $684 per metric ton, or $0.31 per pound. These commitments extend over the period June 1995 to January 1996. All of the aforementioned contracts are designated as hedges at December 31, 1994.

The recent decline of the Mexican peso has not and is not expected to significantly impact results at the La Choya mine as both funding for operations and gold sales are denominated in dollars. However, at our K-T Mexico clay slurry plant, sales are denominated in pesos. At December 31, 1994, Hecla has reflected a foreign currency translation adjustment (component of shareholders' equity) totaling $3.2 million which relates to operations at K-T Mexico.
Foreign exchange losses totaling $0.2 million have been recorded relating to operations at the La Choya mine (see Note 1 of Notes to Consolidated Financial Statements for further discussion of foreign currency translation). Continued declines in the Mexican peso could further adversely impact K-T Mexico operations.

As further described in Note 8 of Notes to Consolidated Financial Statements, the Company has entered into a Court approved Consent Decree requiring the Company and certain other mining companies to undertake specific remediation work with respect to the Bunker Hill Superfund Site in northern Idaho. At December 31, 1994, the

Company's allowance for Superfund site remedial action costs was approximately $9.1 million, which the Company believes is adequate based on current estimates of aggregate costs.

In addition, as described in Note 8 of Notes to Consolidated Financial Statements, the Company is a defendant in two other significant actions. The first action was filed in November 1990 by Star Phoenix and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged certain investments totaling $10.0 million as collateral for the $27.2 million appeal bond. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard.

In addition, the Company has intervened in a lawsuit where certain environmental groups are seeking an injunction against the U.S. Forest Service to halt current and prospective logging, grazing, road building, and mining operations that may affect endangered salmon in six national forests in Idaho. The Company's Grouse Creek mine is located in one of these national forests (see Note 8 of Notes to Consolidated Financial Statements).

Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.



              SELECTED QUARTERLY DATA

              (dollars in thousands except for per-share amounts)

                                                     First        Second        Third      Fourth
               1994:                                Quarter       Quarter      Quarter     Quarter      Total
               ----                                 --------      --------     --------    --------    --------
               Sales of products                     $26,339       $38,048      $35,279    $ 29,081    $128,747
               Gross profit (loss)                   $  (951)      $ 4,021      $ 5,846    $    915    $  9,831
               Net income (loss)                     $(5,651)      $   702      $   806    $(20,470)   $(24,613)
               Preferred stock dividends             $(2,012)      $(2,013)     $(2,013)   $ (2,012)   $ (8,050)
               Net loss applicable to common
                 shareholders                        $(7,663)      $(1,311)     $(1,207)   $(22,482)   $(32,663)
               Net loss per common share             $ (0.19)      $ (0.03)     $ (0.03)   $  (0.47)   $  (0.74)


               1993:
               ----
               Sales of products                     $23,779       $26,022      $22,605    $ 20,482   $  92,888
               Gross profit (loss)                   $(1,346)      $   466      $   799    $   (698)  $    (779)
               Net loss                              $(5,458)      $(2,813)     $(1,672)   $ (7,839)  $ (17,782)
               Preferred stock dividends                  --            --      $(2,057)   $ (2,013)  $  (4,070)
               Net loss applicable to common
                 shareholders                        $(5,458)      $(2,813)     $(3,729)   $ (9,852)  $ (21,852)
               Net loss per common share             $ (0.17)      $ (0.07)     $ (0.09)   $  (0.25)  $   (0.58)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Reference is made to the information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 5, 1995 (the Proxy Statement), which information is incorporated herein by reference. Information with respect to executive officers of the Company is set forth as follows:



                                 Age
                               at May 5,
       Name                      1995               Position and Term Served
       ------------------      ---------        --------------------------------
       William B. Booth           44            Vice President - Investor and
                                                Public Affairs since May 1994;
                                                various administrative functions
                                                with the Company since December
                                                1985.


       Arthur Brown               54            Chairman since June 1987; Chief
                                                Executive Officer since May
                                                1987; President since May 1986;
                                                Chief Operating Officer from May
                                                1986 to May 1987; Executive Vice
                                                President from May 1985 to May
                                                1986; held various positions as
                                                an officer since 1980; employed
                                                by the Company since 1967.

       Joseph T. Heatherly        64            Vice President - Controller
                                                since May 1989; Controller from
                                                May 1987 to May 1989; various
                                                administrative functions with
                                                the Company since May 1983.

       J. Gary Childress          47            Vice President - Industrial
                                                Minerals since February 1994;
                                                President and General Manager of
                                                Kentucky-Tennessee Clay Company
                                                from 1987 to 1994; Senior Vice
                                                President of Kentucky-Tennessee
                                                Clay Company from 1986 to 1987.

       Ralph R. Noyes             47            Vice President - Metal Mining
                                                since May 1988; Manager Metal
                                                Mining from June 1987 to May
                                                1988; prior thereto, since 1976,
                                                held various administrative
                                                positions with the Company and
                                                Day Mines, Inc.



                            Age at
                            May 5,
              Name           1995                Position and Term Served
       ----------------     ------           -----------------------------------

       John P. Stilwell        42            Vice President - Finance and
                                             Treasurer since May 1994; Treasurer
                                             since June 1991; held various
                                             administrative positions with the
                                             Company since May 1985.

       Michael B. White        44            Vice President - General Counsel
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


ITEM 11.      EXECUTIVE COMPENSATION

       Reference is made to the information set forth under the caption "Compensation of Executive Officers" in the Proxy Statement (except the Report on the Compensation Committee on Executive Compensation set forth therein) filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Reference is made to the information set forth under the caption "Other Transactions" in the Proxy Statement filed pursuant to Regulation
       14A, which information is incorporated herein by reference.

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

       (a)(2) Financial Statement Schedules

              See Index to Financial Statements on Page F-1

       (a)(3) Exhibits

              See Exhibit Index following the financial statements

       (b)    Reports on Form 8-K

              Report on Form 8-K dated October 21, 1994, related to Phased Closure of Republic Unit.

              Report on Form 8-K dated December 21, 1994, related to First Gold Pour at the Grouse Creek Unit.

              Report on Form 8-K dated January 19, 1995, related to Court Ruling on Operations in Certain National Forests in Idaho.

              Report on Form 8-K dated January 25, 1995, related to an Order Granting Limited Stay of Preliminary Injunction in the United States District Court.

              Report on Form 8-K dated February 2, 1995, related to the Company's Release of Fourth quarter and Year-end Results.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1995.

                                   HECLA MINING COMPANY



                                   By  /s/ Arthur Brown
                                      ----------------------------
                                       Arthur Brown, Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Arthur Brown      3/24/95      /s/ Leland O. Erdahl    3/24/95
-----------------------------      -------------------------------
Arthur Brown             Date      Leland O. Erdahl           Date
Chairman and Director                      Director
(principal executive officer)


/s/ J. T. Heatherly   3/24/95      /s/ William A. Griffith 3/24/95
-----------------------------      -------------------------------
J. T. Heatherly          Date      William A. Griffith        Date
Vice President - Controller        Director
(principal accounting officer)


/s/ John P. Stilwell  3/24/95      /s/ Charles L. McAlpine 3/24/95
-----------------------------      -------------------------------
John P. Stilwell         Date      Charles L. McAlpine        Date
Vice President - Finance and       Director
Treasurer (principal financial
  officer)


/s/ John E. Clute     3/24/95      /s/ Jorge E. Ordonez    3/24/95
-----------------------------      -------------------------------
John E. Clute            Date      Jorge E. Ordonez           Date
Director                           Director


/s/ Joe Coors, Jr.    3/24/95      /s/ Richard J. Stoehr   3/24/95
-----------------------------      -------------------------------
Joe Coors, Jr.           Date      Richard J. Stoehr          Date
Director                           Director

                         INDEX TO FINANCIAL STATEMENTS



                                                         Page
                                                         ----
Financial Statements
--------------------
  Report of Independent Accountants                      F-2

  Consolidated Balance Sheets at December 31,
     1994 and 1993                                       F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 1994, 1993 and 1992         F-4

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1994, 1993 and 1992         F-5

  Consolidated Statement of Changes in
    Shareholders' Equity for the Years Ended
    December 31, 1994, 1993 and 1992                     F-6

  Notes to Consolidated Financial Statements             F-7 to F-34


Financial Statement Schedules*
-----------------------------

*Financial statement schedules
 have been omitted as not applicable

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Hecla Mining Company

       We have audited the accompanying consolidated balance sheets of Hecla Mining Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Equinox Resources Ltd. ("Equinox") which statements reflect total assets constituting 4% as of December 31, 1993 and revenues constituting 12% and 1% and net loss constituting 34% and 11% for each of the two years in the period ended December 31, 1993, respectively, of the related consolidated totals. Separate financial statements of Equinox included in the consolidated financial statements were audited and reported on separately by other auditors, whose report dated February 28, 1994, expressed an unqualified opinion on those statements before adjustments to convert Canadian dollars to U.S. dollars and to conform certain Equinox accounting policies to U.S. generally accepted accounting principles consistent with those of Hecla Mining Company as described in Note 2 to the Consolidated Financial Statements. We also audited the adjustments described in Note 2 to the Consolidated Financial Statements.

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

       In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hecla Mining Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

       As discussed in Notes 6 and 9 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992. In addition, as discussed in Note 4 to the Consolidated Financial Statements, the Company changed its method of accounting for investments as of January 1, 1994. All of the above changes were required by Statements of Financial Accounting Standards issued by the Financial Accounting Standards Board.

COOPERS & LYBRAND L.L.P.

Spokane, Washington
February 3, 1995, except for Note 8, as to which the date is March 1, 1995

                     HECLA MINING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                     ASSETS

                                                                        December 31,
                                                               ----------------------------
                                                                 1994               1993
                                                               ---------          ---------
Current assets
  Cash and cash equivalents                                    $   7,278          $  40,031
  Short-term investments                                              --             27,636
  Accounts and notes receivable                                   23,516             18,841
  Income tax refund receivable                                       247                 --
  Inventories                                                     18,616             15,020
  Other current assets                                             1,597              2,003
                                                               ---------          ---------
          Total current assets                                    51,254            103,531
Investments                                                        6,476              6,565
Restricted investments                                            13,553                 --
Properties, plants and equipment, net                            257,908            229,055
Other noncurrent assets                                            5,391              7,002
                                                               ---------          ---------

          Total assets                                         $ 334,582          $ 346,153
                                                               =========          =========


                                  LIABILITIES
Current liabilities
  Accounts payable and accrued expenses                        $  13,570          $  17,312
  Accrued payroll and related benefits                             2,724              2,056
  Preferred stock dividends payable                                2,012              2,012
  Accrued taxes                                                      925                928
  Accrued reclamation costs                                        4,254                 --
                                                               ---------          ---------
          Total current liabilities                               23,485             22,308
Deferred income taxes                                                359                359
Long-term debt                                                     1,960             50,009
Accrued reclamation costs                                         27,162             24,947
Other noncurrent liabilities                                       4,098              3,858
                                                               ---------          ---------
          Total liabilities                                       57,064            101,481
                                                               ---------          ---------


Commitments and contingencies (Notes 3, 5 and 8)


                              SHAREHOLDERS' EQUITY

Preferred stock, 25c. par value,
  authorized 5,000,000 shares;
  issued and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                    575                575
Common stock, 25c. par value, authorized 100,000,000 shares;
  issued 1994 - 48,144,274, issued 1993 - 40,320,761              12,036             10,080
Capital surplus                                                  328,995            265,687
Retained deficit                                                 (63,437)           (30,774)
Net unrealized gain (loss) on investments                          3,396                 (8)
Foreign currency translation adjustment                           (3,158)                --
Less common stock reacquired, at cost;
  1994 - 62,355 shares, 1993 - 62,226 shares                        (889)              (888)
                                                               ---------          ---------
          Total shareholders' equity                             277,518            244,672
                                                               ---------          ---------

          Total liabilities and shareholders' equity           $ 334,582          $ 346,153
                                                               =========          =========



    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (dollars and shares in thousands, except per share amounts)

                                   __________




                                                                                   Year Ended December 31,
                                                                       -----------------------------------------------
                                                                         1994                1993               1992
                                                                      ---------           ---------          ---------
Sales of products                                                     $ 128,747           $  92,888          $ 101,621
                                                                      ---------           ---------          ---------

Cost of sales and other direct production costs                         104,683              80,141             84,814
Depreciation, depletion and amortization                                 14,233              13,526             13,774
                                                                      ---------           ---------          ---------
                                                                        118,916              93,667             98,588
                                                                      ---------           ---------          ---------

     Gross profit (loss)                                                  9,831                (779)             3,033
                                                                      ---------           ---------          ---------

Other operating expenses
  General and administrative                                             11,132               8,140              9,206
  Exploration                                                             8,397               5,656              8,186
  Research                                                                   --                 150              1,358
  Depreciation and amortization                                             524                 669                851
  Provision for closed operations and environmental matters              11,353               2,327             13,608
  Reduction in carrying value of mining properties                        7,864               2,561             30,791
                                                                      ---------           ---------          ---------
                                                                         39,270              19,503             64,000
                                                                      ---------           ---------          ---------

     Loss from operations                                               (29,439)            (20,282)           (60,967)
                                                                      ---------           ---------          ---------

Other income (expense)
  Interest and other income                                               5,227               3,172             12,365
  Miscellaneous income (expense)                                           (234)                102                197
  Gain (loss) on investments                                              1,053                 (64)            (2,373)
  Minority interest                                                          --                  43                 95
  Interest expense
    Total interest costs                                                 (2,606)             (5,224)            (6,905)
    Less amount capitalized                                               1,751               3,533              2,070
                                                                      ---------           ---------          ---------
                                                                          5,191               1,562              5,449
                                                                      ---------           ---------          ---------

Loss before extraordinary item, income taxes and
  cumulative effect of changes in accounting principles                 (24,248)            (18,720)           (55,518)
Income tax benefit                                                          468                 938                345
                                                                      ---------           ---------          ---------
Loss before extraordinary item and cumulative effect
  of changes in accounting principles                                   (23,780)            (17,782)           (55,173)
Extraordinary loss on retirement of long-term debt                         (833)                 --                --
                                                                      ---------           ---------          ---------
Loss before cumulative effect of changes in
  accounting principles                                                 (24,613)            (17,782)           (55,173)
Cumulative effect of changes in accounting principles                        --                 --                (103)
                                                                      ---------           ---------          ---------
Net loss                                                                (24,613)            (17,782)           (55,276)
Preferred stock dividends                                                (8,050)             (4,070)                --
                                                                      ---------           ---------          ---------

Net loss applicable to common shareholders                            $ (32,663)          $ (21,852)         $ (55,276)

                                                                      =========           =========          =========

Net loss per common share
  Loss before cumulative effect of changes in
    accounting principles and after preferred stock dividends            $(0.74)             $(0.58)            $(1.58)
  Cumulative effect of changes in accounting principles                      --                  --              (0.01)
                                                                         ------              ------             ------
                                                                         $(0.74)             $(0.58)            $(1.59)

                                                                         ======              ======             ======

Cash dividends per common share                                          $   --              $  --             $   --

                                                                         ======              ======             ======

Weighted average number of common shares outstanding                     43,944              37,872             34,778

                                                                         ======              ======             ======




    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                  Year Ended December 31,
                                                                      ------------------------------------------------
                                                                       1994                1993                1992
                                                                     ---------           ---------           ---------
Operating activities
  Net loss                                                           $ (24,613)          $ (17,782)          $ (55,276)
  Noncash elements included in net loss
    Depreciation, depletion and amortization                            14,757              14,195              14,625
    Deferred income tax benefit                                             --                (964)               (120)
    (Gain) loss on disposition of properties, plants and equipment        (354)              1,336              (9,628)
    Realized (gain) loss on sale of investments                         (1,053)                 64               2,373
    Accretion of interest on long-term debt                              2,495               4,465               5,602
    Provision for reclamation and closure costs                         11,353               1,635              13,243
    Reduction in carrying value of mining properties                     7,864               3,432              31,329
    (Gain) loss on retirement of long-term debt                            833                (323)               (510)
    Minority interest in net loss of subsidiary                             --                  43                  76
  Change in
    Accounts and notes receivable                                       (4,675)             (2,360)              6,231
    Income tax refund receivable                                          (247)                390                  --
    Inventories                                                         (4,086)               (669)              4,174
    Other current assets                                                   406                (554)                848
    Accounts payable and accrued expenses                               (4,088)              5,848                 221
    Accrued payroll and related benefits                                   668                 (83)               (443)
    Accrued taxes                                                           (3)               (343)             (1,770)
    Accrued reclamation and noncurrent liabilities                      (4,608)             (3,058)             (2,366)
                                                                     ---------           ---------           ---------

  Net cash provided (used) by operating activities                      (5,351)              5,272               8,609
                                                                     ---------           ---------           ---------

Investing activities
  Purchase of investments and change in cash surrender value
    of life insurance, net                                                 114                (593)               (412)
  Purchase of short-term investments, net                                   --             (27,578)                 27
  Proceeds from sale of investments and subsidiary                      32,067                 273                  --
  Purchase of restricted investments                                   (13,553)                 --                  --
  Additions to properties, plants and equipment                        (66,559)            (56,836)            (23,551)
  Proceeds from disposition of properties, plants and equipment         13,809               1,511              11,493
  Other, net                                                              (325)             (2,162)               (272)
                                                                     ---------           ---------           ---------

  Net cash used by investing activities                                (34,447)            (85,385)            (12,715)
                                                                     ---------           ---------           ---------

Financing activities
  Repayment of debt                                                         --                  --              (2,427)
  Common stock issued under stock option plans and warrants              1,765               1,425                 669
  Preferred stock issuance, net of issuance costs                           --             110,346                  --
  Preferred stock dividends                                             (8,050)             (2,058)                 --
  Common stock issuance, net of issuance costs                          63,499               6,464                  --
  Retirement of long-term debt including $16,283
    of accreted interest                                               (50,169)                 --                  --
                                                                     ---------           ---------           ---------

  Net cash provided (used) by financing activities                       7,045             116,177              (1,758)
                                                                     ---------           ---------           ---------

Change in cash and cash equivalents
  Net increase (decrease) in cash and cash equivalents                 (32,753)             36,064              (5,864)
  Net decrease in cash for the two-month period ended
    December 31, 1992                                                       --                  --                 (80)
  Cash and cash equivalents at beginning of year                        40,031               3,967               9,911
                                                                     ---------           ---------           ---------

  Cash and cash equivalents at end of year                           $   7,278           $  40,031           $   3,967

                                                                     =========           =========           =========

Supplemental disclosure of cash flow information
  Cash paid during year for
    Interest (net of amount capitalized), including
      $16,283 of accreted interest in 1994                           $  16,528           $     347           $     186

                                                                     =========           =========           =========

    Income tax payments, net                                         $     436           $     325           $     222

                                                                     =========           =========           =========


See Notes 2 and 7 for noncash investing and financing activities.

    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 1994, 1993 and 1992 (dollars and shares in thousands, except per share amounts)


                                                                                                               Net
                                                                                                Foreign    Unrealized
                                   Preferred Stock     Common Stock                Retained    Currency      Gain
                                   ---------------   ---------------    Capital    Earnings   Translation   (Loss) on    Treasury
                                   Shares   Amount   Shares   Amount    Surplus    (Deficit)  Adjustment    Investments   Stock
                                   ------   ------   ------  -------  ----------  ----------  -----------  ------------  --------
Balances, December 31, 1991          - -    $ - -    34,063  $ 8,515   $ 101,007   $ 49,429    $   - -      $   (16)      $ (910)
  Net loss                                                               (55,276)
  Stock issued under stock
    option plans                                         73       18         423
  Stock issued for Mexican
    mineral concessions                                 185       46       1,748
  Stock issued to retire
    long-term debt                                    1,120      280      10,921
  Stock issued on debenture
    conversion                                           68       17         341
  Stock issued on exercise
    of warrants                                          60       15         268
  Stock issued on acquisition
    of investment in Eastmaque                           69       17         341
  Stock issued for property
    acquisition                                           7        2          37
  Stock issued on amalgamation
    with Eastmaque                                      680      170       3,120
  Equinox net loss for the
    two-month period ended
    December 31, 1992                                                                                        (3,075)
                                   -----    -----    ------  -------   ---------   --------    -------      -------       ------

Balances, December 31, 1992          - -      - -    36,325    9,080     118,206     (8,922)       - -          (16)        (910)
  Net loss                                                               (17,782)
  Preferred stock issuance,
    net of issuanc                 2,300      575                        109,771
  Preferred stock dividends
    ($1.77 per share)                                                                (4,070)
  Stock issued under stock
    option plans                                        227       57       1,368
  Stock issued for Mountain
    West Products, Inc.                                 655      164       6,141
  Stock issued to retire
    long-term debt                                    2,200      550      23,870
  Stock issued for property
    acquisition                                          13        4          92
  Stock issued for cash, net
    of issuance costs                                   900      225       6,239
  Net change in unrealized
    gain (loss) on investments                                                                                    8
  Treasury stock issued net
    of purchase                                                                                                               22
                                   -----    -----    ------  -------   ---------   --------    -------      -------       ------

Balances, December 31, 1993        2,300      575    40,320   10,080     265,687    (30,774)       - -           (8)        (888)
  Effect of change in
    accounting for investments                                                                                  635
  Net loss                                                                          (24,613)
  Preferred stock dividends
    ($3.50 per share)                                                                (8,050)
  Stock issued under stock
    option plans                                        312       78       1,419
  Stock issued on exercise of
    warrants                                             37        9         259
  Stock issued for cash, net
    of issuance costs                                 7,475    1,869      61,630
  Net change in unrealized
    gain (loss) on investments                                                                                2,769
  Net change in foreign
    currency translation
    adjustment                                                                                  (3,158)
  Treasury stock purchased                                                                                                    (1)
                                   -----    -----    ------  -------   ---------   --------    -------      -------       ------

Balances, December 31, 1994        2,300    $ 575    48,144  $12,036   $ 328,995   $(63,437)   $(3,158)     $ 3,396       $ (889)

                                   =====    =====    ======  =======   =========   ========    =======      =======       ======


    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              A. BASIS OF PRESENTATION -- The accompanying consolidated financial statements include the accounts of Hecla Mining Company, its majority-owned subsidiaries and its proportionate share of the accounts of the joint ventures in which it participates. All significant intercompany transactions and accounts are eliminated. The accompanying consolidated financial statements of Hecla Mining Company and subsidiaries ("Hecla") have been prepared to give effect to the amalgamation involving Equinox Resources Ltd. ("Equinox") on March 11, 1994, which was accounted for as a pooling of interests.

              Prior to November 1, 1992, Equinox's fiscal year end was October
       31. Accordingly, the December 31, 1992 consolidated statement of operations includes the results of operations for Hecla for the year ended December 31 and for Equinox for the fiscal year ended October 31. Subsequent to October 31, 1992, Equinox had a December 31 year end. Equinox's sales and net loss for the two-month period ended December 31, 1992 were $1,901,000 and $3,075,000, respectively. The net loss has been reflected in the consolidated statement of changes in shareholders' equity during the year ended December 31, 1992.

              B. COMPANY'S BUSINESS AND CONCENTRATIONS OF CREDIT RISK -- The Company is engaged in mining and mineral processing. Sales of metals products are made principally to domestic and foreign custom smelters and metal traders. Industrial minerals are sold principally to domestic manufacturers and wholesalers. Sales to significant metals customers, as a percentage of total sales of metals products, were as follows:

                                                  1994   1993   1992
                                                  ----   ----   ----
              Custom smelters                      9.3%  24.0%  37.1%

              Custom metal traders
                 Customer A                       38.3%  15.1%   7.6%
                 Customer B                       19.2%  14.8%   2.5%
                 Customer C                       12.9%  13.7%  21.0%
                 Customer D                       11.9%  11.7%  16.2%
                 Customer E                        8.4%   7.6%  13.7%

              During 1994, 1993 and 1992, the Company sold 13.0%, 16.7%, and 26.0%, respectively, of its products to companies in foreign countries.

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

              C. INVENTORIES -- Inventories are stated at the lower of average cost or estimated net realizable value.

              D. INVESTMENTS -- The Company follows the equity method of accounting for investments in common stock of operating companies 20% to 50% owned. Investments in non-operating companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

              At December 31, 1994, marketable equity securities have been categorized as available for sale and are stated at market value (see
       Note 4). Realized gains and losses on the sale of these securities are recognized in the consolidated statement of operations in the period they are sold on a specific identification basis. Unrealized gains and losses are included as a component of shareholders' equity net of related deferred income taxes. At December 31, 1993, marketable equity securities were stated at the lower of aggregate cost or quoted market value.

              Restricted investments held at December 31, 1994 (see Note 8) and short-term investments held at December 31, 1993, represent investments in certificates of deposits, commercial paper and U.S. Treasury Notes and are recorded at amortized cost, plus accrued interest, which approximates market value.

              E. PROPERTIES, PLANTS AND EQUIPMENT -- Properties, plants and equipment are stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are carried at the lower of net book value or estimated net realizable value.

              Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a regular, periodic basis. These reviews consider, among other factors, (1) the net realizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value; (2) the ability of the Company to fund all care, maintenance and standby costs; (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortization is appropriate; and (4) current projections of metal prices that affect the decision to reopen or make a disposition of the assets. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant, equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed ore bodies, future production costs and future metal prices over the estimated remaining mine life.

              Depreciation is based on the estimated useful lives of the assets and is computed using straight-line, declining-balance, and unit-of-production methods. Depletion is computed using the unit-of-production method.

              F. MINE EXPLORATION AND DEVELOPMENT -- Exploration costs are charged to operations as incurred, as are normal development costs at operating mines. Major mine development expenditures at operating properties and at new mining properties not yet producing are capitalized.

              G. RECLAMATION OF MINING AREAS -- Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. A reserve for mine reclamation costs has been established for restoring certain abandoned and currently disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclamation costs for operating properties are accrued using the unit-of-production method.

              H. INCOME TAXES -- The Company records deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

              I. NET LOSS PER COMMON SHARE -- Net loss per common share is computed by adding preferred stock dividends to net loss and dividing the result by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during each reporting period unless the common stock equivalents are anti-dilutive. Due to the net losses in 1994, 1993 and 1992, common stock equivalents are anti-dilutive and therefore have been excluded from the computation.

              J. REVENUE RECOGNITION -- Sales of metal products sold directly to smelters are recorded when they are received by the smelter, at estimated metal prices. Recorded values are adjusted periodically and upon final settlement. Metal in products tolled (rather than sold to smelters) is sold under contracts for future delivery; such sales are recorded at contractual amounts when products are available to be processed by the smelter or refinery. Sales of industrial minerals are recognized as the minerals are delivered.

              K. INTEREST EXPENSE -- Interest costs incurred during the construction of qualifying assets are capitalized as part of the asset cost.

              L. CASH EQUIVALENTS -- The Company considers cash equiva-lents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

              M. FOREIGN CURRENCY TRANSLATION -- The Company operates in Mexico with its two wholly owned subsidiaries; Minera Hecla, S.A. de C.V. ("Minera Hecla") and K-T Clay de Mexico S.A. de C.V. ("K-T Mexico"). The functional currency for Minera Hecla is the U.S. dollar, whereas, the Mexican peso is the functional currency for K-T Mexico. Accordingly, the Company translates the monetary assets and liabilities of Minera Hecla at the year-end exchange rate while non-monetary assets and liabilities are translated at historical rates. The Company translates all assets and liabilities of K-T Mexico at the year- end exchange rate. Income and expense accounts of both subsidiaries are translated at the average exchange rate for each period. Minera Hecla translation adjustments and transaction gains and losses are reflected in the net loss for the period while the resulting K-T Mexico translation adjustments are reflected as a component of shareholders' equity.

              N. RISK MANAGEMENT CONTRACTS -- In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

              O. RECLASSIFICATIONS -- Certain consolidated financial statement amounts have been reclassified to conform to the 1994 presentation. These reclassifications had no effect on the net loss or retained deficit as previously reported.

NOTE 2:       BUSINESS COMBINATIONS

       Equinox

              On December 29, 1993, Hecla, two wholly owned Canadian subsidiaries of Hecla, and Equinox, a mining, exploration and development company, incorporated under the laws of the Province of British Columbia, executed an Acquisition Agreement providing for Hecla's acquisition of Equinox. Pursuant to the Acquisition Agreement and related Plan of Arrangement, which was consummated on March 11, 1994, (i) Equinox common shareholders received 0.3 common share of Hecla ("Hecla common shares"), for each outstanding Equinox common share, (ii) holders of Equinox's Series "A" production participating preferred shares received newly issued production notes of Hecla with the same material terms and conditions, and (iii) outstanding Equinox options and warrants became exercisable for Hecla common shares. In connection with the acquisition of Equinox, Hecla issued approximately 6.3 million Hecla common shares, including shares issuable upon exercise of outstanding Equinox options and warrants.

              The acquisition of Equinox has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented to include the financial position, results of operations, and cash flows of Equinox. The results of operations for Equinox for the period January 1, 1994 to March 11, 1994 were not material and, therefore, are not presented. Separate operating results of the combining entities for the two years in the period ended December 31, 1993 are as follows (in thousands):

                                                             December 31,
                                                         --------------------
                                                           1993          1992
                                                         --------      --------
       Sales of products
         Hecla                                           $ 81,847      $100,651
         Equinox                                           11,041           970
                                                         --------      --------

                                                         $ 92,888      $101,621

                                                         ========      ========

       Net loss applicable to
         common shareholders
           Hecla                                         $ 15,805      $ 49,289
           Equinox                                          6,047         5,987
                                                         --------      --------
                                                         $ 21,852      $ 55,276

                                                         ========      ========


              The consolidated financial statements include adjustments to conform Equinox's accounting policies to U.S. generally accepted accounting principles consistent with those of Hecla, principally relating to exploration, reclamation, and the reduction in carrying value of mining properties. The effect of these adjustments was to increase (decrease) Equinox's net loss by $(3,028,000) and $396,000 during 1993 and 1992, respectively.

       Eastmaque Gold Mines Ltd.

              On December 8, 1992, Equinox amalgamated with Eastmaque Gold Mines Ltd. ("Eastmaque") under the provisions of the Company Act of British Columbia. Both companies were involved in the exploration and development of resource properties. The transaction has been accounted for as a purchase and the results of operations of Eastmaque have been included in the consolidated statements of operations from the date of amalgamation. The combination was effected through the issuance of 69,000 common shares during Equinox's fiscal year ended October 31, 1992 and 680,000 common shares on December 6, 1992 at a total deemed value of approximately $3.6 million, the issuance of 415,000 warrants and 415,000 Class A preferred shares and costs of approximately $108,000. The estimated fair value of the net assets of Eastmaque at the date of amalgamation was approximately $4.8 million consisting principally of resource property and inventory assets totalling $9.6 million offset by liabilities of $4.8 million.

NOTE 3:       INVENTORIES

              Inventories consist of the following (in thousands):

                                                                  December 31,
                                                          ---------------------------
                                                            1994               1993
                                                          --------           --------
       Concentrates, bullion, metals in transit
         and other products                               $  5,568          $  2,615
       Industrial minerals products                          5,995             5,260
       Materials and supplies                                7,053             7,145
                                                          --------          --------

                                                          $ 18,616          $ 15,020

                                                          ========          ========


              At December 31, 1994, the Company had forward sales commitments through March 31, 1995 for 3,500 ounces of gold at an average price of $375 per ounce. The Company has also purchased options to put 102,240 ounces of gold to the counterparties at an average price of $390 per ounce. Concurrently, the Company sold options to allow the counterparties to call 102,240 ounces of gold from the Company at an average price of $464 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price for 1994 was $383.25. It is not practicable for the Company to obtain or calculate the estimated fair value of these option contracts at December 31, 1994, due to the cost of obtaining the data. The nature and purpose of the contracts, however, do not presently expose the Company to any significant net loss. In addition, at December 31, 1994, the Company has sold forward 3,600 metric tons of lead at an average price of $684 per metric ton, or $0.31 per pound. These commitments extend over the period June 1995 to January 1996. All of the aforementioned contracts are designated as hedges at December 31, 1994. There are no forward sales commitments or purchase options for silver at December 31, 1994.

NOTE 4:       INVESTMENTS

              The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. At December 31, 1994, marketable equity securities have been categorized as available for sale and are stated at quoted market value. At December 31, 1993, marketable equity securities were stated at the lower of aggregate cost or quoted market value. Other investments were recorded at cost at December 31, 1994 and 1993.

              Investments consist of the following components (in thousands):

                                                                    Carrying                           Market
                                                                      Value             Cost            Value
                                                                    ---------         --------        --------
       December 31, 1994
       -----------------
         Equity securities investments
           available for sale                                        $ 5,276          $ 1,880          $ 5,276
         Other investments                                             1,200            1,200
                                                                     -------          -------

                                                                     $ 6,476          $ 3,080

                                                                     =======          =======

       December 31, 1993
       -----------------

         Marketable equity securities                                $   377          $   385          $   377
         Other investments                                             6,188            6,188
                                                                     -------         --------
                                                                     $ 6,565          $ 6,573

                                                                     =======          =======


              Gross unrealized gains and losses at December 31, 1994, were $3,608,000 and $212,000, respectively.

              The other investments are principally large blocks of common and preferred stock in several mining companies, investments in various ventures, and cash surrender value of life insurance policies. The securities are generally restricted as to trading or marketability, although some are traded on various exchanges.

              Proceeds from the sales of investment securities in 1994 totaled $2,970,000; gross realized gains and losses on such sales were $1,366,000 and $313,000, respectively.

NOTE 5:  PROPERTIES, PLANTS AND EQUIPMENT

              The major components of properties, plants and equipment are (in thousands):

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                     1994               1993
                                                                                   ---------          ---------
       Mining properties                                                           $  53,304          $  59,642
       Deferred development costs                                                    161,645            156,969
       Plants and equipment                                                          224,914            182,664
       Land                                                                            6,305              6,163
                                                                                   ---------          ---------
                                                                                     446,168            405,438
       Less accumulated depreciation,
         depletion and amortization                                                  188,260            176,383
                                                                                   ---------          ---------

       Net carrying value                                                          $ 257,908          $ 229,055

                                                                                   =========          =========


              In the fourth quarter of 1994, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect estimated net realizable values. These adjustments consisted primarily of the write-downs of properties, plants, equipment, and supplies inventory totaling approximately $7.9 million. The major portion of these adjustments was related to the $7.2 million write-down of property, plant, equipment, and supplies inventory at the Republic mine, which will complete operations in February 1995. Also included was a $0.3 million write-down of exploration equipment and a $0.4 million write-down of the Zenda property.

              In 1993, the Company also recorded approximately $2.6 million as a reduction of the carrying value of mineral properties. This principally related to the American Girl/Oro Cruz Joint Venture which was written down $1.7 million to reflect updated information regarding reserves and operating costs. An additional $0.7 million was recorded as a write-down of the Zenda property to reduce the carrying value to net realizable value.

              The 1992 adjustments consisted primarily of the write-downs of various properties, plants and equipment totaling approximately $30.8 million. The major portion of the adjustments related to the $13.5 million write-down of the Company's interest in the Apex processing facility, a hydrometallurgical processing plant near St. George, Utah. Also in 1992, due to depressed silver prices, the Company recorded write-downs of approximately $9.0 million related to the Consolidated Silver and Hog Heaven silver properties, located in north Idaho and northwest Montana, respectively. The Lisbon Valley Project in Utah, a joint venture which is fully developed for uranium and vanadium production, was also written down in 1992 by approximately $3.5 million to its estimated net realizable value. Included in the 1992 write-downs were approximately $1.5 million and $0.4 million related to the Company's interests in the Creede and Hardscrabble gold and silver properties, respectively, both located in Colorado. Also included in the 1992 write-down is $1.1 million related to the Zenda property and $1.7 million related to the Van Stone mine. Both were a result of decreases in estimates of metal prices and in the case of Van Stone, underground reserves. Certain non-recourse loans of approximately $3.5 million which were payable only from the net production proceeds of the Van Stone property were also written off.

              The net carrying values of the major mining properties of the Company that were on a standby or idle basis at December 31, 1994 and 1993 were approximately $53.0 million and $55.7 million, respectively.

              On February 8, 1994, the Company sold a 20 percent interest in its Grouse Creek gold project to Great Lakes Minerals Inc. of Toronto, Ontario ("Great Lakes"). The purchase price of $6.8 million represents 20 percent of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million. In addition, Great Lakes funded its pro-rata share of the total construction cost for Grouse Creek from July 1, 1993 to the completion of the project and has the option to increase its ownership to a maximum of 30 percent by contributing additional funds on a proportional basis. This option expires twelve months after commencement of operations as defined in the agreement.

NOTE 6:       INCOME TAXES

              Major components of the Company's income tax provision (benefit) are (in thousands):

                                                                      1994             1993             1992
                                                                    -------          -------          -------
     Current
       Federal                                                      $  (805)         $  (200)         $  (390)
       State                                                            337              226              165
                                                                    -------          -------          -------
               Total current                                           (468)              26             (225)
                                                                    -------          -------          -------
     Deferred
       Federal                                                          - -             (728)             (17)
       State                                                            - -             (236)            (103)
                                                                    -------          -------          -------
               Total deferred                                           - -             (964)            (120)
                                                                    -------          -------          -------

     Income tax benefit                                             $  (468)         $  (938)         $  (345)

                                                                    =======          =======          =======

              Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and recorded a tax benefit of approximately $1.5 million ($0.049 per common share), which represents the net decrease in the deferred tax liability as of that date.

              During 1994 and 1992, for income tax purposes, the Company carried back current operating losses to offset income recorded in prior years and recorded income tax refunds of approximately $1,009,000 and $390,000, respectively.

              The components of the net deferred tax liability are (in thousands):

                                                                          December 31,
                                                                 -----------------------------
                                                                   1994                 1993
                                                                 --------             --------
Deferred tax assets
  Accrued reclamation costs                                      $ 10,692            $  7,589
  Investment valuation differences                                    864               1,754
  Miscellaneous                                                     1,441               1,106
  Capital loss carryover                                            4,330                 933
  Postretirement benefits other
    than pensions                                                     852                 742
  Other liabilities                                                    53                 188
  Deferred compensation                                               417                 406
  Accounts receivable                                                 456                 456
  Foreign net operating losses                                      3,609               1,280
  Federal net operating losses                                     55,414              57,961
  State net operating losses                                        4,426               4,359
  Tax credit carryforwards                                          3,435               1,626
                                                                 --------            --------
  Total deferred tax assets                                        85,989              78,400
  Valuation allowance                                             (67,149)            (58,529)
                                                                 --------            --------
    Net deferred tax assets                                        18,840              19,871
                                                                 --------            --------

Deferred tax liabilities
  Properties, plants and equipment                                (17,333)            (17,042)
  Deferred income                                                    (363)               (440)
  Pension costs                                                      (556)               (477)
  Deferred state income taxes, net                                   (947)             (2,271)
                                                                 --------            --------
    Total deferred tax liabilities                                (19,199)            (20,230)
                                                                 --------            --------

Net deferred tax liability                                       $   (359)           $   (359)

                                                                 ========            ========

              The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance are (in thousands):

                                                                                      December 31,
                                                                             ----------------------------
                                                                               1994                1993
                                                                             --------            --------
Balance at beginning of year                                                 $(58,529)           $(53,802)
Increase related to nonutilization
  of net operating loss
  carryforwards and nonrecognition
  of deferred tax assets due to
  uncertainty of recovery                                                      (8,620)             (4,727)
                                                                             --------            --------

Balance at end of year                                                       $(67,149)           $(58,529)

                                                                             ========            ========


              The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax income (loss). The reasons for the difference are (in thousands):

                                                   1994        %            1993       %         1992         %
                                                 --------     ---         -------     ---      --------      ---
   Computed "statutory"
     provision (benefit)                          $(8,244)    (34)        $(6,365)    (34)     $(18,876)     (34)
   Nonutilization of net
     operating losses                               8,085      33           5,564      30        18,490       33
   State income taxes, net of
     federal tax benefit                             (309)     (1)           (137)     (1)           41       --
                                                  -------     ---         -------    ----       -------      ---

                                                  $  (468)     (2)        $  (938)     (5)      $  (345)      (1)

                                                  =======     ===         =======    ====       =======      ===

              Substantially all of the Company's net operating loss carryovers are attributed to preference related items, and therefore are not available to offset alternative minimum taxable income. However, they are available to offset future regular taxable income. At December 31, 1994, the Company had tax basis net operating loss carryovers available to offset future regular and alternative minimum and foreign taxable income. These carryovers expire as follows (in thousands):

                          Regular                                        Foreign
                          Tax Net               AMT Net                    Net                Investment
                         Operating            Operating                 Operating             Tax Credit
                          Losses                Losses                   Losses               Carryover
                        ----------            ----------               ----------             ---------
       1995             $ 12,590                $     5                $    - -                $   - -
       1996                  268                    268                     - -                    - -
       1997                2,020                    695                   1,270                     84
       1998               11,005                    308                     376                    482
       1999                6,235                  1,199                   8,966                    310
       2000                3,089                    789                     - -                    240
       2001                4,538                  1,683                     - -                    115
       2002                2,717                    346                     - -                    - -
       2003                1,792                    623                     - -                    - -
       2004               16,406                    532                     - -                    - -
       2005               10,744                    878                     - -                    - -
       2006               23,766                  3,105                     - -                    - -
       2007               27,134                  8,285                     - -                    - -
       2008               28,179                 21,971                     - -                    - -
       2009               12,500                  6,080                     - -                    - -
                        --------                -------                --------                -------

                        $162,983                $46,767                $ 10,612                $ 1,231

                        ========                =======                ========                =======


              The above amounts include approximately $17.9 million and $8.5 million, respectively, of regular and alternative minimum tax net operating losses carrying over from Equinox Resources Ltd. and CoCa Mines Inc. Due to these mergers, there will be limitations on the amount of these net operating losses that can be utilized in any given year to reduce certain future taxable income.

              The Company has approximately $2.1 million in alternative minimum tax credit carryovers eligible to reduce future regular tax liabilities.

              During 1992, the Company used capital loss carryovers of approximately $7.4 million to offset 1992 capital gains.

NOTE 7:       LONG-TERM DEBT AND CREDIT AGREEMENT

              Long-term debt consists of the following (in thousands):

                                                                                    December 31,
                                                                            --------------------------
                                                                              1994              1993
                                                                            --------          --------
          Zero coupon convertible notes                                     $     --          $ 48,433
          Notes payable - Sunbeam                                              1,038               962
          Production notes payable                                             1,185               520
          Other long-term debt                                                    83                94
                                                                            --------          --------

                                                                               2,306            50,009
          Less:  current portion                                                (346)               --
                                                                            --------          --------

                                                                            $  1,960          $ 50,009
                                                                            ========          ========


       Zero Coupon Convertible Notes

              During 1989, the Company issued subordinated zero coupon convertible notes, due June 14, 2004, with a face value at maturity of $201,250,000. These Liquid Yield Option Notes ("LYONs") were issued at 30.832% of their face value at maturity. During 1992, the Company exchanged 1,120,125 shares of its common stock for 30,900 outstanding LYONs. In this noncash transaction, the Company recorded the issuance of common stock totaling approximately $11.2 million and the reduction of long-term debt and deferred issuance costs totaling approximately $12.0 million and $0.3 million, respectively, recognizing a gain totaling approximately $0.5 million.

              During 1993, the Company exchanged 2.2 million shares of its common stock for 60,400 outstanding LYONs. The Company recorded the issuance of common stock totaling approximately $24.4 million and the reduction of long-term debt and deferred issuance costs totaling approximately $25.2 million and $0.5 million, respectively, recognizing a gain from this transaction of approximately $0.3 million.

              On May 11, 1994, the Company completed a public offering of its common stock and called for redemption of the remaining 109,950 LYONs. On June 13, 1994, the Company used approximately $50.2 million of the net proceeds from the common stock offering to redeem the outstanding LYONs. The Company recorded an extraordinary loss on retirement of long-term debt totaling approximately $0.8 million in 1994, which related principally to the write-off of the unamortized balance of deferred issuance costs of the LYONs.

       Notes Payable - Sunbeam

              The notes are noninterest-bearing, discounted at 15% and payable in three annual equal amounts from the date of commercial production of the Grouse Creek property. The first installment of the notes, totaling approximately $346,000, was paid in January 1995.

       Production Notes Payable

              When the Company acquired Equinox in March 1994, the then outstanding production participating preferred shares were converted to production notes and recorded as long-term debt. The attributes of the production notes are identical to their predecessor production participating preferred shares. The valuation of the production notes as long-term debt is based on the present value of the estimated cumulative net cash flow discounted at 10% from the American Girl/Oro Cruz project. Based upon the repayment terms of the production notes, the Company expects to pay the notes in full during 1997.

       Revolving Credit Agreement

              On August 30, 1994, the Company entered into an unsecured revolving and term loan facility, under the terms of which the Company can borrow up to $40.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1997, and are repayable in eight quarterly installments beginning on October 31, 1997. Borrowings bear interest at floating rates depending on the type of advance. During the commitment period, the Company is obligated to pay an annual fee of $130,000. The agreement contains certain restrictive covenants, the most restrictive of which relate to maintenance of a current ratio, fixed charge coverage ratio and limitations on the issuance of additional indebtedness. Amounts available under the facility are based on a debt to cash flow calculation. At December 31, 1994, there were no borrowings outstanding under the facility.

NOTE 8:       COMMITMENTS AND CONTINGENCIES

       Commitments

              The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities and equipment leases are for terms of three to ten years.

              Future minimum lease payments under these noncancelable operating leases as of December 31, 1994 are as follows (in thousands):

              Year Ending December 31,
              ------------------------
              1995                                                     $ 2,793
              1996                                                       2,537
              1997                                                       2,068
              1998                                                       1,942
              1999                                                       1,523
              Thereafter                                                 2,319
                                                                       -------
              Total minimum lease payments                             $13,182
                                                                       =======


       Contingencies

              In October 1989, and again in February 1990, the Company was notified by the EPA that the EPA considered the Company a Potentially Responsible Party ("PRP") at the Bunker Hill Superfund Site located at Kellogg, Idaho ("Bunker Hill Site"). In February 1994, the Company and three other mining company PRPs entered into a Consent Decree with EPA and the State of Idaho pursuant to which the Company and two of the three companies signing the decree agreed to implement remediation work at a portion of the Bunker Hill Site. The remediation will primarily involve the removal and replacement of lead-contaminated soils in residential yards within the site and is estimated to be completed by the participating mining companies over the period of the next five to seven years. The Consent Decree also provides for the mining companies to reimburse EPA for a portion of the government's past costs incurred at the Bunker Hill Site. The Consent Decree was approved and entered by the Federal District Court in Idaho on November 17, 1994. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. Based upon the terms of the Consent Decree and an agreement between the participating mining companies relating to the allocation of the cost for work under the Consent Decree, the Company has estimated and established a total allowance for liability for remedial activity costs at the Bunker Hill Site of $9.1 million as of December 31, 1994. Other than consulting work necessary for the implementation of the Company's allocated portion of the remedial activity at this site, the Company's accruals do not include any future legal or consulting costs. The Company does not believe that these costs will be material.

              In July 1991, the Coeur d'Alene Indian Tribe (the "Tribe") brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho District Court and remanded the case of the Tribe's ownership for trial before the District Court. The Company has been advised that the State will seek an appeal of the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994 the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

              In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. At December 31, 1994, the Company has not reduced its environmental accrual to reflect any anticipated insurance proceeds. In January 1995, the Company entered into settlement agreements with four of the insurance carriers named in the litigation. The Company received a total of $2.425 million under the terms of the settlement agreements. A portion of this settlement amount will be payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. Litigation is still pending against other insurers.

              In December 1993, Industrial Constructors Corp. ("ICC") served the Company with a complaint in Federal District Court for the District of Idaho alleging that the Company failed to comply with the terms of the contract between the Company and ICC relating to the earth moving work contracted to ICC at the Company's Grouse Creek gold project. ICC has alleged that the Company owes ICC in excess of $5.0 million not previously paid, including an approximate $1.0 million retention currently held by the Company under the terms of the contract. In January 1995, the Company entered into a settlement of the litigation with ICC pursuant to which the Company on behalf of the Grouse Creek Joint Venture will pay ICC a total of $3.05 million (plus interest from January 1, 1995) over a period of three months ending on April 3, 1995. The Company has accrued and capitalized 80% of these amounts reflecting its interest in the Grouse Creek Joint Venture.

              In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of the Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged certain investments totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1994. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

              On September 15, 1994, the Company intervened in a lawsuit brought in the U.S. District Court in Idaho by two environmental groups against the United States Forest Service seeking to halt current and prospective logging, grazing, road building and mining operations within six national forests located in Idaho that may affect endangered salmon. The lawsuit alleges that the Forest Service failed to comply with certain obligations with respect to agency consultation for endangered salmon under the Endangered Species Act in the planning process for these national forests. The Company's Grouse Creek project is located within one of the national forests identified in the lawsuit and could be subject to the relief requested. Recent communications between the applicable federal agencies regarding activities at the project indicate that additional consultation under the Endangered Species Act will be necessary for certain aspects of the Company's Grouse Creek project. On January 12, 1995, the District Court issued an Order granting an injunction against the Forest Service to halt all ongoing and future mining, timber, grazing, and road building activity in the six national forests that may affect the endangered salmon. The Court's Order provided an exception to the injunction for certain projects, like the Grouse Creek project, with determinations that the project would not likely adversely affect the endangered salmon. The Forest Service is required to seek court approval for all such projects to be excluded from the injunction. The District Court has stayed the effectiveness of the injunction to March 15, 1995, to permit the government to complete the consultation required under the Endangered Species Act. On March 1, 1995, the government announced the completion of the required forest planning consultation and stated there was no further need for an injunction. Although the ultimate impact on the Grouse Creek project of any additional consultation under the Endangered Species Act and the pending lawsuit cannot be predicted, based on a comprehensive environmental assessment completed with respect to developing the Company's Grouse Creek project and the completion of the consultation, the Company's management currently does not anticipate that these matters will have a material adverse affect on the Company or its financial condition.

              The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

NOTE 9:       EMPLOYEE BENEFIT PLANS

              The Company and certain subsidiaries have defined benefit pension plans covering substantially all employees. One plan covering eligible salaried and hourly employees provides retirement benefits and is based on the employee's compensation during the highest 36 months of the last 120 months before retirement. Three other pension plans covering eligible hourly employees provide benefits of stated amounts for each year of service. It is the Company's policy to make contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus such additional amounts, if any, as the Company and its actuarial consultants consider appropriate. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets for these plans consist principally of equity securities, insurance contracts and corporate and U.S. government obligations.

              Net periodic pension cost (income) for the plans consisted of the following in 1994, 1993 and 1992 (in thousands):

                                                                  1994          1993          1992
                                                                -------       -------       -------
              Service cost                                      $   938       $   961       $   872
              Interest cost                                       1,938         1,899         1,732
              Return on plan assets                              (2,737)       (2,924)       (2,849)
              Amortization of transition asset                     (434)         (434)         (434)
              Amortization of unrecognized
                prior service cost                                   70            45            45
              Amortization of unrecognized net
                (gain) loss from earlier periods                     (4)            6          (305)
                                                                -------       -------       -------
                        Net pension income                      $  (229)      $  (447)      $  (939)
                                                                =======       =======       =======

              The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                        December 31,
                                                                  -----------------------
                                                                 1994                 1993
                                                               --------             --------
              Actuarial present value of
                benefit obligations
                  Vested benefits                               $ 24,429             $ 27,771
                  Nonvested benefits                                 300                  764
                                                                --------             --------
              Accumulated benefit obligations                     24,729               28,535
              Effect of projected future salary
                and wage increases                                 1,500                2,205
                                                                --------             --------

              Projected benefit obligations                     $ 26,229             $ 30,740
                                                                ========             ========

              Plan assets                                       $ 33,550             $ 35,135
              Projected benefit obligations                      (26,229)             (30,740)
                                                                --------             --------
              Plan assets in excess of projected
                benefit obligations                                7,321                4,395
              Unrecognized net gain                               (3,314)                (253)
              Unrecognized prior service cost                        708                  778
              Unrecognized net asset
                at January 1                                      (3,081)              (3,515)
                                                                  --------             --------
              Pension asset recognized in
                consolidated balance sheets                     $  1,634             $  1,405
                                                                  ========             ========

              The projected benefit obligation was calculated applying the following average rates:

                                                   1994          1993
                                                   ----          ----
              Discount rate                        8.00%         6.50%
              Long-term compensation increase      5.00%         5.00%
              Long-term rate of return on
                plan assets                        8.00%         8.50%


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

              Net periodic postretirement benefit cost for 1994, 1993 and 1992 included the following components (in thousands):

                                                         1994   1993   1992
                                                         ----   ----   ----
              Service cost                               $ 24   $ 28   $ 22
              Interest cost                               141    164    179
              Amortization of gain                        (13)    --     --
                                                         ----   ----   ----

              Net postretirement benefit cost            $152   $192   $201
                                                         ====   ====   ====

              The following table sets forth the status of the postretirement benefits programs (other than pensions) and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                                                       December 31,
                                                                                     -----------------
                                                                                      1994          1993
                                                                                     -------       -------
              Accumulated postretirement benefit obligation
                     Retirees                                                        $(1,317)      $(1,569)
                     Fully eligible, active plan participants                           (314)         (355)
                     Other active plan participants                                     (290)         (242)
                                                                                     -------       -------
                                                                                      (1,921)       (2,166)
                     Unrecognized net gain                                              (470)         (191)
                                                                                     -------       -------
              Accumulated postretirement benefit obligation
                recognized in consolidated balance sheets                            $(2,391)      $(2,357)
                                                                                     =======       =======


              The actuarial assumptions used in determining the Company's accumulated postretirement benefit obligation are provided in the table below. Due to the short period which the Company provides medical benefits to its retirees, the increases in medical costs are assumed to be 6% in each year. A 1% change in the assumed health care cost trend rate would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of service and interest cost for 1994 or 1993.

                                                                1994   1993
                                                                -----  -----
              Discount rate                                     8.00%  6.50%
              Trend rate for medical benefits                   6.00%  6.00%

              The Company has a Deferred Compensation Plan which permits eligible officers and directors to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and at December 31, 1994 and 1993, amounted to approximately $1.2 million. The Company amended the Deferred Compensation Plan effective January 1, 1995. The amended plan allows the participants to defer up to a maximum of 50% of base salary from January 1, to May 31, 1995, and up to 100% of annual bonuses for the 1995 calendar year. The participant may elect to receive such deferred amounts, together with interest at the Moody's Corporate Bond Yield rate, in one payment at retirement, or on any plan anniversary after the completion of three years as elected. Participation in the nonqualified plan is limited to a select group of management. The first plan year begins January 1, 1995 and ends May 31, 1995. All subsequent plan years will be June 1 to May 31.

              The Company has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from 2% to 10% of their compensation to the plan. Effective January 1, 1993, nonhighly compensated employees may contribute up to 15%. The Company makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. The Company's contribution for 1994 was approximately $170,000, and $158,000 for both 1993 and 1992.

NOTE 10:  SHAREHOLDERS' EQUITY

       Preferred Stock

              The Company has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the "Preferred Shares") outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors.

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

       Shareholder Rights Plan

              In 1986, the Company adopted a Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alternatives, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $47.50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of 5 cents per right prior to the tenth day after an Acquiring Person acquires 15% of the Company's common stock, and expire in 1996. Additional details are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 19, 1986, and in the amendments dated November 29, 1990 and September 30, 1991.

       Stock Option Plans

              In connection with the Company's 1991 acquisition of CoCa Mines, Inc., the Company assumed three preexisting CoCa employee stock option plans.

              The Company adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. At December 31, 1994 and 1993, there were 18,748 and 129,148 shares, respectively, available for grant in the future under the plan. The plan expires in 1997.

              Transactions concerning stock options are summarized as follows:

                                                                                            Exercise
                                                                    Shares                    Price
                                                                   --------               ------------
Outstanding, December 31, 1991                                      385,628               $ 7.12-18.26

Year ended December 31, 1992
  Granted                                                            66,000                    10.50
  Exercised                                                         (37,525)                7.12- 8.54
  Expired                                                            (7,500)                   10.37
                                                                   --------

Outstanding, December 31, 1992                                      406,603                 7.12-18.26

Year ended December 31, 1993
  Granted                                                              - -                     - -
  Exercised                                                         (86,443)                7.12-12.25
  Expired                                                           (18,500)               10.38-12.25
                                                                   --------

Outstanding, December 31, 1993                                      301,660                 7.12-18.26

Year ended December 31, 1994
  Granted                                                           120,000                    9.63
  Exercised                                                         (61,037)                7.25-10.50
  Expired                                                           (13,123)                  12.25
                                                                   --------

Outstanding, December 31, 1994                                      347,500                $7.12-18.26
                                                                   ========

              The Company also had an incentive stock option plan under which options were granted to purchase common stock at a price not less than the fair market value at date of grant. At December 31, 1991, 46,626 shares were outstanding under this plan at prices ranging from $8.54-$10.87. All of these options expired in 1992 when the plan expired.

              The aggregate amounts charged (credited) to operations in connection with the plans were $(23,000), $309,000 and $(165,000) in 1994, 1993 and 1992, respectively.

              As a result of the acquisition of Equinox, the outstanding options under the Equinox stock option plan became exercisable for Hecla common shares. Transactions concerning the Equinox options, giving effect to the common share exchange ratio, are as follows:

                                                                 Exercise
                                                   Shares         Price
                                                   -------      ----------
              Outstanding, December 31, 1991       174,000      $4.14-4.21

              Year ended December 31, 1992
                 Granted                           177,900       3.78-19.56
                 Exercised                         (36,900)         3.78
                                                  --------

              Outstanding, December 31, 1992       315,000       3.78-19.56

              Year ended December 31, 1993
                 Granted                            25,500       6.00-6.52
                 Exercised                         (88,200)      3.80-6.55
                                                  --------

              Outstanding, December 31, 1993       252,300       3.78-19.56

              Year ended December 31, 1994
                 Granted                               - -          - -
                 Exercised                        (251,400)      3.45-17.82
                                                   --------

              Outstanding, December 31, 1994           900      $  17.82
                                                  ========


       Warrants

              As a result of the acquisition of Equinox, outstanding Equinox warrants became exercisable for Hecla common shares. At December 31, 1994 and 1993, there were 379,506 and 415,131 warrants outstanding, respectively, to acquire Hecla common shares at $8.08 per share, which expire in August, 1996. If the Company's shares trade at a price of $12.58 per share or above for 20 consecutive trading days, upon Hecla's election and notice to warrant holders, the holders of Equinox warrants must exercise their warrants or lose their right to exercise.

              At December 31, 1993, the Company had outstanding 459,433 warrants to acquire the Company's common stock at an exercise price of $17.81 and 12,859 warrants to acquire the Company's common stock at an exercise price of $12.42. During 1994, 1,853 of these warrants were exercised. The remaining warrants expired in May 1994.

NOTE 11:  BUSINESS SEGMENTS (IN THOUSANDS)

                                                                           1994          1993          1992
                                                                         --------      --------      --------
     Net sales to unaffiliated customers
       Metals (including $18,493 in Mexico
         in 1994)                                                        $ 60,828      $ 45,892      $ 58,390
       Industrial minerals (including
         $2,885 and $368 in Mexico in
         1994 and 1993)                                                    63,634        44,953        43,231
       Specialty metals                                                     4,285         2,043           - -
                                                                         --------      --------      --------
                                                                         $128,747      $ 92,888      $101,621
                                                                         ========      ========      ========

     Income (loss) from operations
       Metals (including $2,307 in Mexico
         in 1994)                                                        $(24,658)     $(15,418)     $(40,198)
       Industrial minerals (including
         $(810) and $9 in Mexico in
         1994 and 1993)                                                     6,872         4,449         4,620
       Specialty metals                                                         3          (504)      (15,332)
       General corporate                                                  (11,656)       (8,809)      (10,057)
                                                                         --------      --------      --------
                                                                         $(29,439)     $(20,282)     $(60,967)
                                                                         ========      ========      ========

     Capital expenditures
       Metals (including $466 and $12,826
         in Mexico in 1994 and 1993)                                     $ 62,002      $ 45,961      $ 20,190
       Industrial minerals (including
         $1,352 and $5,800 in 1994 and
         1993 in Mexico)                                                    3,615        11,938         3,203
       Specialty metals                                                       453           - -           - -
       General corporate assets                                               489           548           158
                                                                         --------      --------      --------
                                                                         $ 66,559      $ 58,447      $ 23,551
                                                                         ========      ========      ========

     Depreciation, depletion and amortization
       Metals                                                            $  9,699      $ 10,052      $  9,618
       Industrial minerals                                                  4,501         3,718         4,188
       Specialty metals                                                        33            33           - -
       General corporate assets                                               524           392           819
                                                                         --------      --------      --------
                                                                         $ 14,757      $ 14,195      $ 14,625
                                                                         ========      ========      ========

     Identifiable assets
       Metals (including $19,241 and
         $21,028 in Mexico in 1994 and 1993)                             $179,258      $136,735      $138,191
       Industrial minerals (including
         $6,192 and $7,054 in Mexico in
         1994 and 1993)                                                    59,502        68,068        46,488
       Specialty metals                                                     6,288         4,197           - -
       General corporate assets                                            36,507        81,486        44,206
       Idle facilities                                                     53,027        55,667         7,245
                                                                         --------      --------      --------
                                                                         $334,582      $346,153      $236,130
                                                                         ========      ========      ========

              Net sales and identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, receivables, investments and corporate property, plant and equipment. As a result of depressed metals prices, operations were suspended at the Greens Creek mine in April 1993, and the property was placed on a care-and-maintenance basis pending resumptions of operations. At December 31, 1994 and 1993, the Company's recorded net book value of identifiable assets of the Greens Creek mine was approximately $50.3 million. This amount has been classified in the Idle Facilities category at December 31, 1994 and 1993.

NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

              The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments available for sale is determined by quoted market prices. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

              The estimated fair values of the following financial instruments are as follows (in thousands):


                                                               December 31,
                                           ----------------------------------------------------
                                                  1994                             1993
                                           ----------------------        ----------------------
                                           Carrying        Fair          Carrying        Fair
                                           Amounts         Value         Amounts         Value
                                           --------      --------        --------      --------
       Financial assets
         Cash and cash equivalents         $ 7,278        $ 7,278       $40,031         $40,031
         Accounts and notes receivable      23,516         23,516        18,841          18,841
         Investments
           Equity securities available
           for sale                          5,276          5,276           377             377
           Restricted                                      13,553        13,553
       Financial liabilities                                              - -             - -
         Current liabilities                23,485         23,485        22,308          22,308
         Long-term debt - principal          1,960          1,804        50,009          50,009


                    HECLA MINING COMPANY and SUBSIDIARIES

                         FORM 10-K - December 31, 1994

                               INDEX TO EXHIBITS




               Number and Description of Exhibits
               ----------------------------------

3.1(a) Certificate of Incorporation of the Registrant as amended to date.2

3.1(b) Certificate of Amendment of Certificate of Incorporation of the Registrant, dated as of May 16, 1991.2

3.2    By-Laws of the Registrant as amended to date.2

4.1(a) Certificate of Designations, Preferences and Rights of Series A
       Junior Participating Preferred Stock of the Registrant.2

4.1(b) Certificate of Designations, Preferences and Rights of Series B
       Cumulative Convertible Preferred Stock of the Registrant.2

4.2(a) Rights Agreement dated as of May 9, 1986 between Hecla Mining Company and
       Manufacturers Hanover Trust Company, which includes the form of Certificate of Designation setting forth the terms of the Series A Junior
       Participating Preferred Stock of Hecla Mining Company as Exhibit A, the form of Right Certificate as Exhibit B and the summary of Rights to Purchase Preferred Shares as Exhibit C.2

4.2(b) Amendment, dated as of November 9, 1990 to the Rights Agreement dated as of May 9, 1986 between Hecla Mining Company and Manufacturers Hanover
       Trust Company.2

4.2(c) Second Amendment to Rights Agreement dated September 30, 1991, between
       Hecla Mining Company and Manufacturers Hanover Trust Company.2


              Number and Description of Exhibits
              ----------------------------------


4.2(d)         Hecla Mining Company Notice Letter to
               Shareholders, being holders of Rights
               Certificates, appointing American Stock
               Transfer & Trust Company as Rights Agent, successor to Manufacturers Hanover Trust
               Company, effective September 30, 1991,
               pursuant to Section 21 of the Rights
               Agreement.2

10.1(a) Credit Agreement dated as August 30, 1994, among Registrant and Certain Subsidiaries and NationsBank of Texas, N.A., as Agent, and Certain Banks as Lenders.2

10.2           Employment agreement dated November 10,
               1989 between Hecla Mining Company and
               Arthur Brown. (Registrant has substantially identical agreements with each of Messrs.
               William B. Booth, J. Gary Childress, Joseph
               T. Heatherly, Ralph R. Noyes, John P.
               Stilwell, and Michael B. White.  Such
               substantially identical agreements are not included as separate Exhibits.)1,2

10.3(a)        Form of Executive Deferral Plan Master
               Document effective January 1, 1995.1                    Attached

10.3(b)        Form of Director Deferral Plan Master
               Plan Document effective January 1, 1995.1               Attached

10.4           1987 Nonstatutory Stock Option Plan of the
               Registrant.1,2

10.5(a)        Hecla Mining Company Retirement Plan for
               Employees and Supplemental Retirement and
               Death Benefit Plan.1,2

10.5(b)        Supplemental Excess Retirement Master
               Plan Document.1                                         Attached

10.5(c)        Hecla Mining Company Nonqualified Plans
               Master Trust Agreement.1                                Attached

10.6           Form of Indemnification Agreement dated
               May 27, 1987 between Hecla Mining Company and each of its Directors and Officers.1,2

              Number and Description of Exhibits
              ----------------------------------
10.7           Summary of Short-term Performance Payment
               Plan.1                                            Attached

10.8           Acquisition Agreement dated as of
               December 29, 1993, by and among Registrant and B.P.Y.A. 1193 Holdings Ltd., 1057451
               Ontario Limited and Equinox Resources Ltd.2

10.9(a)        Acquisition Agreement - Grouse Creek
               Project, dated January 21, 1994, among
               Registrant, Great Lakes Idaho Inc. and
               Great Lakes Minerals Inc.2

10.9(b)        Mining Venture Agreement dated as of
               February 8, 1994, between Registrant and
               Great Lakes Idaho Inc.2

11.            Computation of weighted average number of
               common shares outstanding.                        Attached

21.            List of subsidiaries of the registrant.           Attached

23.            Consent of Coopers & Lybrand to incorpor-
               ation by reference of their report dated
               February 3, 1995, except for Note 8, as
               to which the date is March 1, 1995, on the
               Consolidated Financial Statements of the
               Registrant in the Registrant's Registration
               Statements   on Form S-3, No. 33-72832,
               Form S-8, No. 33-7833, No. 33-41833,
               No. 33-14758 and No. 33-40691.                    Attached

27.            Financial Data Schedule                           Attached


________________________

1.     Indicates a management contract or compensatory plan or arrangement.

2. These exhibits were filed as indicated on the following page and are incorporated herein by this reference thereto.

                            Corresponding Exhibit in Annual Report on
                            Form 10-K, Quarterly Report on Form 10-Q,
Exhibit in                  Current Report on Form 8-K, Proxy Statement
this Report                 or Registration Statement, as Indicated
-----------                 ---------------------------------------
   3.1(a) & (b)             3.1 (10-K for 1987 - File No. 1-8491)
   3.2                      2 (Current Report on Form 8-K dated
                            November 9, 1990 - File No. 1-8491)
   4.1(a) & (b)             4.1(d)(c) and 4.5 (Quarterly Report on
                            Form 10-Q dated June 30, 1993)
   4.2(a)                   1 (Current Report on Form 8-K dated
                            May 23, 1986 -        File No. 1-8491)
   4.2(b)                   1 (Current Report on Form 8-K dated
                            November 9, 1990 - File No. 1-8491)
   4.2(c)                   4.1(c)(10-K for 1991 - File No. 1-8491)
   4.2(d)                   4.1(d)(10-K for 1991 - File No. 1-8491)
  10.1(a)                   10.1(a)(Quarterly Report on Form 10-Q
                            dated September 30, 1994)
  10.2                      10.2(b) (10-K for 1989 - File No. 1-8491)
  10.4                      B (Proxy Statement dated March 20, 1987 -
                            File No. 1-8491)
  10.5(a)                   10.11(a) (10-K for 1985 - File No. 1-8491)
  10.6                      10.15 (10-K for 1987 - File No. 1-8491)
  10.8                      Exhibit 2 (Schedule 13D dated January 7,
                            1993 - filed by Registrant with respect
                            to Equinox Resources Ltd.)
  10.9(a)                   (c)1(Current Report on Form 8-K dated
                            February 10, 1994 - File No. 1-8491)
  10.9(b)                   (c)2(Current Report on Form 8-K dated
                            February 10, 1994 - File No. 1-8491)