Form 10-Q
period 1995-03-31
HECLA MINING CO/DE/
filed 1995-05-12
CIK 719413

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1995

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number      1-8491
                       -------------------------------------------

                             HECLA MINING COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                82-0126240
- ------------------------------------------             ------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)

            6500 Mineral Drive
           Coeur d'Alene, Idaho                            83814-8788
- -------------------------------------------            ------------------------
  (Address of principal executive offices)                 (Zip Code)

                                 208-769-4100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for at least the past 90 days.    Yes  XX .    No     .
                                                          ----        ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding April 30, 1995
- ---------------------------------------  --------------------------
Common stock, par value $0.25 per share     48,235,388 shares

                     HECLA MINING COMPANY and SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995


                                   I N D E X
                                   ---------

                                                                              Page
                                                                              ----


PART I. - Financial Information

    Item l - Consolidated Balance Sheets - March 31, 1995
             and December 31, 1994                                            3

           - Consolidated Statements of Operations - Three
             Months Ended March 31, 1995 and 1994                             4

           - Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1995 and 1994                             5

           - Notes to Consolidated Financial Statements                       6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   11


PART II. - Other Information

    Item 1 - Legal Proceedings                                               19

    Item 6 - Exhibits and Reports on Form 8-K                                19

                         PART I - FINANCIAL INFORMATION

                     HECLA MINING COMPANY and SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (dollars in thousands)

                                                               March 31,     December 31,
                                                                 1995            1994
                                                             -------------   ------------
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents                                    $  5,056        $   7,278
  Accounts and notes receivable                                  28,545           23,516
  Income tax refund receivable                                      249              247
  Inventories                                                    18,801           18,616
  Other current assets                                            1,692            1,597
                                                               --------        ---------
          Total current assets                                   54,343           51,254
Investments                                                       5,828            6,476
Restricted investments                                           13,601           13,553
Properties, plants and equipment, net                           257,814          257,908
Other noncurrent assets                                           5,767            5,391
                                                               --------        ---------
          Total assets                                         $337,353        $ 334,582
                                                               ========        =========

                                 LIABILITIES
                                 -----------
Current liabilities:
  Accounts payable and accrued expenses                        $ 12,276        $  13,570
  Accrued payroll and related benefits                            2,094            2,724
  Preferred stock dividends payable                               2,012            2,012
  Accrued taxes                                                   1,453              925
  Accrued reclamation costs                                       4,272            4,254
                                                               --------        ---------
          Total current liabilities                              22,107           23,485
Deferred income taxes                                               359              359
Long-term debt                                                    9,076            1,960
Accrued reclamation costs                                        29,238           27,162
Other noncurrent liabilities                                      4,901            4,098
                                                               --------        ---------
          Total liabilities                                      65,681           57,064
                                                               --------        ---------

                            SHAREHOLDERS' EQUITY
                            --------------------
Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                   575              575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1995 - 48,297,649;
  issued 1994 - 48,144,274                                       12,074           12,036
Capital surplus                                                 330,165          328,995
Retained deficit                                                (67,913)         (63,437)
Net unrealized gain on investments                                2,558            3,396
Foreign currency translation adjustment                          (4,899)          (3,158)
Less common stock reacquired at cost;
  1995 - 62,261 shares, 1994 - 62,355 shares                       (888)            (889)
                                                               --------        ---------
          Total shareholders' equity                            271,672          277,518
                                                               --------        ---------
          Total liabilities and shareholders' equity           $337,353        $ 334,582
                                                               ========        =========


    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
        (dollars and shares in thousands, except for per-share amounts)


                                                             Three Months Ended
                                                      --------------------------------
                                                      March 31, 1995    March 31, 1994
                                                      --------------    --------------
Sales of products                                         $35,710           $26,340
                                                          -------           -------

Cost of sales and other direct production costs            30,230            24,671
Depreciation, depletion and amortization                    5,642             2,620
                                                          -------           -------
                                                           35,872            27,291
                                                          -------           -------
Gross loss                                                   (162)             (951)
                                                          -------           -------

Other operating expenses:
  General and administrative                                2,330             4,559
  Exploration                                               1,043             2,108
  Depreciation and amortization                                83               182
  Provision for closed operations and
    environmental matters                                      56               240
                                                          -------           -------
                                                            3,512             7,089
                                                          -------           -------

Loss from operations                                       (3,674)           (8,040)
                                                          -------           -------

Other income (expense):
  Interest and other income                                 1,443             1,314
  Miscellaneous income (expense)                             (197)              - -
  Gain on sale of investments                                 121             1,328
  Interest expense:
    Total interest cost                                      (165)           (1,149)
    Less amount capitalized                                    58               965
                                                          -------           -------
                                                            1,260             2,458
                                                          -------           -------

Loss before income taxes                                   (2,414)           (5,582)
Income tax provision                                          (50)              (68)
                                                          -------           -------

Net loss                                                   (2,464)           (5,650)
Preferred stock dividends                                   2,012             2,013
                                                          -------           -------

Net loss applicable to common shareholders                $(4,476)          $(7,663)

                                                          =======           =======

Net loss per common share                                  $(0.09)           $(0.19)

                                                           ======            ======

Cash dividends per common share                            $  - -            $  - -

                                                           ======            ======

Weighted average number of common
  shares outstanding                                       48,107            40,341

                                                           ======            ======


    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (dollars in thousands)

                                                                   Three Months Ended
                                                            -------------------------------
                                                            March 31, 1995   March 31, 1994
                                                            --------------   --------------
Operating activities:
  Net loss                                                    $(2,464)         $ (5,650)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                    5,725             2,802
    Gain on disposition of properties, plants
      and equipment                                              (265)             (579)
    Gain on sale of investments                                  (121)           (1,328)
    Accretion of interest on long-term debt                       - -               999
    Provision for reclamation and closure costs                   - -               123
  Change in:
    Accounts and notes receivable                              (5,029)           (7,662)
    Income tax refund receivable                                   (2)              - -
    Inventories                                                  (185)            1,208
    Other current assets                                          (95)             (219)
    Accounts payable and accrued expenses                      (1,294)           (1,803)
    Accrued payroll and related benefits                         (630)               94
    Accrued taxes                                                 528               361
    Accrued reclamation and other noncurrent liabilities        2,897              (263)
                                                              -------          --------
  Net cash used by operating activities                          (935)          (11,917)
                                                              -------          --------

Investing activities:
  Additions to properties, plants and equipment                (6,961)          (11,510)
  Proceeds from disposition of properties,
    plants and equipment                                          314            13,381
  Proceeds from the sales and maturity of investments             126            30,470
  Purchase of restricted investments                              (48)              - -
  Purchase of investments and increase in cash
    surrender value of life insurance                            (195)           (1,191)
  Other, net                                                     (835)           (2,634)
                                                              -------          --------
Net cash provided (used) by investing activities               (7,599)           28,516
                                                              -------          --------

Financing activities:
  Common stock issued under stock option plans                    - -             1,084
  Proceeds from the exercise of stock warrants                  1,208               - -
  Dividends on preferred stock                                 (2,012)           (2,013)
  Borrowings on long-term debt                                 11,000               - -
  Payments on long-term debt                                   (3,884)              - -
  Increase in deferred revenue                                    - -               125
                                                              -------          --------
Net cash provided (used) by financing activities                6,312              (804)
                                                              -------          --------

Increase (decrease) in cash and cash equivalents               (2,222)           15,795
Cash and cash equivalents at beginning of period                7,278            40,031
                                                              -------          --------

Cash and cash equivalents at end of period                    $ 5,056          $ 55,826

                                                              =======          ========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)                      $    47          $     85
                                                              =======          ========
    Income tax payments (refunds), net                        $   - -          $    182
                                                              =======          ========

    The accompanying notes are an integral part of the financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The notes to the consolidated financial statements as of December 31, 1994, as set forth in the Company's 1994 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1994, was derived from the audited consolidated balance sheet described in Note 1 above.

Note 3. The components of the income tax provision for the three months ended March 31, 1995 and 1994 are as follows (in thousands):

                                                               1995      1994
                                                               ----      ----
              Current:
                State income taxes                             $ 50      $ 68
                Federal income tax provision                    - -       - -
                                                               ----      ----
                    Total current provision                      50        68
                Deferred provision                              - -       - -
                                                               ----      ----
                        Total                                  $ 50      $ 68
                                                               ====      ====


              The Company's income tax provision for the first three months of 1995 and 1994 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the non-utilization of net operating losses.

Note 4.       Inventories consist of the following (in thousands):

                                                           March 31,   Dec. 31,
                                                             1995        1994
                                                           ---------   --------
              Concentrates and metals in transit
                and other products                          $ 4,719    $ 5,568
              Industrial mineral products                     5,780      5,995
              Materials and supplies                          8,302      7,053
                                                            -------    -------
                                                            $18,801    $18,616
                                                            =======    =======

                     HECLA MINING COMPANY and SUBSIDIARIES

Note 5. In July 1991, the Coeur d'Alene Indian Tribe (the "Tribe") brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho District Court and remanded the case of the Tribe's ownership for trial before the District Court. The Company has been advised that the State will seek an appeal of the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

              In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March

                     HECLA MINING COMPANY and SUBSIDIARIES

              1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. In January 1995, the Company entered into settlement agreements with four of the insurance carriers named in the litigation. The Company received a total of $2.425 million under the terms of the settlement agreements. A portion of this settlement amount will be payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. The Company has initiated a separate legal proceeding in Federal District Court in Idaho seeking a clarification of its obligation to pay a portion of the insurance proceeds to the EPA. Litigation is still pending against other insurers. At March 31, 1995, the Company has not reduced its environmental accrual to reflect any anticipated additional insurance proceeds.

              In December 1993, Industrial Constructors Corp. ("ICC") served the Company with a complaint in Federal District Court for the District of Idaho alleging that the Company failed to comply with the terms of the contract between the Company and ICC relating to the earth moving work contracted to ICC at the Company's Grouse Creek gold project. In January 1995, the Company entered into a settlement of the litigation with ICC pursuant to which the Company on behalf of the Grouse Creek Joint Venture paid ICC a total of $3.05 million, of which the Company was responsible for 80%, including approximately $1.0 million in contract retention (plus interest from January 1, 1995) over a period of three months ending on April 3, 1995. In April 1995, the Court dismissed all claims in the litigation.

              In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of the Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current

                     HECLA MINING COMPANY and SUBSIDIARIES

              interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged certain investments totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1994 and March 31, 1995. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The Opinion and Order including the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs out of the $1.6 million claimed by the Plaintiffs. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

              On September 15, 1994, the Company intervened in a lawsuit brought in the U.S. District Court in Idaho by two environmental groups against the United States Forest Service seeking to halt current and prospective logging, grazing, road building and mining operations within six national forests located in Idaho that may affect endangered salmon. The lawsuit alleges that the Forest Service failed to comply with certain obligations with respect to agency consultation for endangered salmon under the Endangered Species Act in the planning process for these national forests. The Company's Grouse Creek project is located within one of the national forests identified in the lawsuit and could be subject to the relief requested. On January 12, 1995, the District Court issued an Order granting an injunction against the Forest Service to halt all ongoing and future mining, timber, grazing, and road building activity in the six national forests that may affect the endangered salmon. The Court's Order provided an exception to the injunction for certain projects, like the Grouse Creek project, with determinations that the project would not likely adversely affect the endangered salmon. The Forest Service is

                     HECLA MINING COMPANY and SUBSIDIARIES

              required to seek court approval for all such projects to be excluded from the injunction. The District Court has stayed the effectiveness of the injunction to March 15, 1995, to permit the government to complete the consultation required under the Endangered Species Act. On March 1, 1995, the government announced the completion of the required forest planning consultation and on March 8, 1995, the Court terminated the injunction. Recent communications between the applicable federal agencies regarding activities at the project indicate that additional consultation under the Endangered Species Act will be necessary for certain aspects of the Company's Grouse Creek project. Although the ultimate impact on the Grouse Creek project of any additional consultation under the Endangered Species Act and the pending lawsuit cannot be predicted, based on a comprehensive environmental assessment completed with respect to developing the Company's Grouse Creek project and the completion of the consultation on March 1, 1995, the Company's management currently does not anticipate that these matters will have a material adverse affect on the Company or its financial condition.

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

Note 6. At March 31, 1995, there was $8.0 million outstanding under the Company's revolving and term loan facility classified as long-term debt.

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

              The Company incurred net losses applicable to common shareholders in the first quarter of 1995 and 1994 totaling $4.5 million and $7.7 million, respectively. If the average metals prices for the first quarter remain constant for the balance of the year, the Company is anticipating net income (loss) applicable to common shareholders in the range of $(2.0) to $2.0 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1995. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1995 will be as forecasted.

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

                     HECLA MINING COMPANY and SUBSIDIARIES

              In 1995, the Company expects to produce 190,000 to 200,000 ounces of gold compared to actual 1994 gold production of 128,000 ounces of gold. The 1995 estimated production includes 83,000 to 93,000 ounces from the Company's 80% interest in the Grouse Creek mine, 70,000 ounces from the La Choya mine, 30,000 ounces from the Company's interest in the American Girl mine and an additional 7,000 ounces from other sources. The Company's expected gold production increase in 1995 assumes anticipated production levels are achieved at the Grouse Creek and La Choya mines, which offsets the decrease in gold production due to the completion of operations at the Republic mine in February 1995.

              The Company's share of silver production for 1995 is expected to be 2.3 million ounces compared to actual 1994 silver production of 1,643,000 ounces. The expected increase in silver production is primarily due to new production at the Grouse Creek mine and resumption of operations at the Lucky Friday mine in December 1994, after the ore-conveyance accident suspended operations since August 30, 1994.

              The Company's production of industrial minerals is expected to increase slightly in 1995 to 988,000 tons from 986,000 tons in 1994. Additionally, the Company expects to ship 761,000 cubic yards of landscape material from Mountain West Products compared to 690,000 cubic yards in 1994.

              RESULTS OF OPERATIONS

              The Company incurred a net loss of approximately $2.5 million, or $0.05 per share, in the first three months of 1995 compared to a net loss of approximately $5.6 million, or $0.14 per share, in the same period of 1994. After $2.0 million in dividends to preferred shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for the first quarter of 1995 was $4.5 million, or $0.09 per common share, compared to $7.7 million, or $0.19 per common share, in the comparable 1994 period. The first quarter 1995 loss was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

              Sales of the Company's products increased by approximately $9.4 million, or 35.6%, in the first three months of 1995 as compared to the same period in 1994, principally the result of increased product sales totaling approximately

                     HECLA MINING COMPANY and SUBSIDIARIES

              $13.6 million, most notably from the Grouse Creek mine where production commenced in December 1994 and the La Choya mine, as well as from the industrial minerals segment operations. These factors were partially offset by decreased sales at other mines in the metals segment, the impact of which is approximately $4.2 million, attributable to (1) decreased gold and silver production at the Republic mine which completed mining operations in February 1995; (2) decreased gold production at the American Girl mine due to the completion of underground mining operations in January 1995; and (3) decreased production of silver, lead and zinc at the Lucky Friday mine in the 1995 period. Personnel at the Lucky Friday mine worked to achieve normal production levels during the 1995 period, after resuming operations in December 1994 from the temporary suspension of operations that resulted from the August 30, 1994 ore-conveyance accident.

              Comparing the average metal prices for the first quarter of 1995 with the comparable 1994 period, gold decreased by 1.4% to $379.10 per ounce from $384.30 per ounce, silver decreased by 11% to $4.70 per ounce from $5.29 per ounce, lead increased by 28% to $0.277 per pound from $0.216 per pound, and zinc increased by 10% to $0.485 per pound from $0.439 per pound.

              Cost of sales and other direct production costs increased approximately $5.6 million, or 22.5%, from the first three months of 1994 to the comparable 1995 period primarily due to (1) production costs incurred at the Grouse Creek mine where production commenced in December 1994 totaling approximately $7.4 million; (2) production cost increases at Colorado Aggregate and Mountain West Products totaling approximately $831,000 and $492,000, respectively, due to increased production in 1995; (3) production cost increases at the La Choya mine totaling approximately $476,000 in relation to increased production in 1995 (the La Choya mine was in a start-up mode during the 1994 period); and (4) increases in operating costs at various other operations totaling approximately $0.5 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $4.1 million. These decreases are primarily due to (1) decreased production costs at the Republic mine totaling approximately $2.3 million which is the result of the completion of operations in February 1995 and (2) decreased production costs incurred at the Lucky Friday mine totaling approximately $1.1 million due to decreased production as the mine ramped back up to normal production

                     HECLA MINING COMPANY and SUBSIDIARIES

              levels in the 1995 period after the temporary suspension of operations as discussed above.

              Cost of sales and other direct production costs as a percentage of sales from products decreased from 94% in the first quarter of 1994 to 85% in the comparable 1995 period, primarily due to increased sales and production at the La Choya mine (the La Choya mine was in a start-up mode during the 1994 period).

              Cash and full production cost per gold ounce decreased from $373 and $422 for the first quarter of 1994 to $312 and $416 for the first quarter of 1995, respectively. The decrease in both the cash and full production cost per gold ounce is primarily attributable to increased gold production at the La Choya mine and decreased costs at the Republic mine in the 1995 period.

              Cash and full production cost per silver ounce decreased from $6.52 and $7.79 in the first quarter of 1994 to $4.74 and $6.00 in the first quarter of 1995, respectively. The decreases in the cost per silver ounce are due primarily to decreased production costs from the Lucky Friday mine and to an increase in the average price of lead in the 1995 period. Lead and zinc are by-products, the revenues from which are netted against production costs in the calculation of production cost per ounce.

              Depreciation, depletion and amortization increased by approximately $3.0 million, or 115.3%, from the 1994 period to the 1995 period, primarily the result of (1) production commencing at the Grouse Creek mine in December 1994, where significant depreciable assets are depreciated on a units-of-production basis, the impact of which increased depreciation expense approximately $3.0 million and (2) increased production at the La Choya mine where significant depreciable assets are depreciated on a units-of-production basis, which increased depreciation expense by approximately $789,000. These increases in depreciation, depletion, and amortization were partially offset by a decrease in the depreciation expense at the Republic mine. Republic mine assets were written down to their net realizable value at December 31, 1994 due to the closure of the mine in February 1995.

              Other operating expenses decreased by $3.6 million, or 50.5%, from the 1994 period to the 1995 period, due principally to (1) decreased general and administrative costs of $2.2 million attributable primarily to nonrecurring costs totaling approximately $2.2 million

                     HECLA MINING COMPANY and SUBSIDIARIES

              incurred in connection with the March 11, 1994 acquisition of Equinox and (2) decreased exploration expenses totaling approximately $1.1 million relating principally to the Rosebud project and Republic mine.

              Net other income reported was approximately $1.3 million in the 1995 period compared to $2.5 million in the 1994 period primarily a result of the $1.3 million nonrecurring gain recognized on the sale of the Company's common stock investment in Granduc Mines Ltd. in January 1994. Total interest cost decreased $984,000 in the 1995 period principally due to the June 1994 retirement of long-term debt. Interest cost capitalized decreased $907,000 in the 1995 period due to the completion of the Grouse Creek project and the lower debt level.

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

              At March 31, 1995, assets totaled approximately $337.4 million and shareholders' equity totaled approximately $271.7 million. Cash and cash equivalents decreased by $2.2 million to $5.1 million at March 31, 1995 from $7.3 million at the end of 1994. The major sources of cash during this period were (1) proceeds totaling approximately $11.0 million from borrowing on long-term debt and (2) proceeds totaling approximately $1.2 million from the exercise of stock warrants. The primary uses of cash were
              (1) approximately $7.0 million expended for

                     HECLA MINING COMPANY and SUBSIDIARIES

              properties, plants and equipment consisting of: a) construction in progress for the Greens Creek mine totaling approximately $1.5 million, b) plants and equipment principally for ongoing development of the Grouse Creek and La Choya projects totaling $1.4 million and $1.3 million, respectively, and c) expenditures for the development of K-T Ball and Kaolin industrial minerals projects totaling $1.0 million; (2) approximately $3.9 million expended for repayments on long-term debt; (3) preferred dividend payments totaling approximately $2.0 million; and (4) cash used by operations totaling approximately $1.0 million.

              The Company estimates that remaining capital expenditures to be incurred in the balance of 1995 will be approximately $30.9 million. These expenditures consist primarily of (1) the Company's share of development expenditures at the Greens Creek project expected to total approximately $11.5 million (subject to final approval); (2) development expenditures at the Rosebud project and the Grouse Creek and American Girl mines totaling approximately $5.1 million, $3.8 million and $3.0 million, respectively; and (3) the purchase of Western Bark, Inc. for approximately $2.0 million. The Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents and (2) cash flow from operating activities. In addition, the Company may borrow funds from its revolving and term credit facility (described below) which, subject to certain conditions, provides for borrowings up to a maximum of $40.0 million. The Company had $8.0 million outstanding at March 31, 1995 under the facility. The Company's estimate of its capital expenditure requirements assume, with respect to the Grouse Creek, Greens Creek and Oro Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of development costs and capital expenditures.

              The Company's planned environmental and reclamation expenditures for the balance of 1995 are expected to be approximately $8.3 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site, Durita mine, Republic mine, and the Coeur d'Alene River Basin.

              Exploration expenditures for the balance of 1995 are estimated to be approximately $5.9 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties.

                     HECLA MINING COMPANY and SUBSIDIARIES

              Accordingly, these exploration expenditures will be incurred principally at Rosebud, Grouse Creek, American Girl, Lucky Friday, and Mexican exploration targets.

              Exploration efforts at the Republic gold mine have been unsuccessful to date in extending ore reserves. The Republic mine completed operations in February 1995.

              In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. At March 31, 1995, the Company had forward sales commitments through May 31, 1995 for 3,500 ounces of gold at an average price of $378 per ounce. The Company has also purchased options to put 89,460 ounces of gold to the counterparties at an average price of $390 per ounce. Concurrently, the Company sold options to allow the counterparties to call 89,460 ounces of gold from the Company at an average price of $464 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at March 31, 1995 was $392.00. It is not practicable for the Company to obtain or calculate the estimated fair value of these option contracts at March 31, 1995, due to the cost of obtaining the data. The nature and purpose of the contracts, however, do not presently expose the Company to any significant net loss. In addition, at March 31, 1995, the Company has sold forward 3,600 metric tons of lead at an average price of $684 per metric ton, or $0.31 per pound. These commitments extend over the period June 1995 to January 1996.
              All of the aforementioned contracts are designated as hedges at March 31, 1995.

              The recent decline of the Mexican peso has not and is not expected to significantly impact results at the La Choya mine as both funding for operations and gold sales are denominated in dollars. However, at the Company's K-T

                     HECLA MINING COMPANY and SUBSIDIARIES

              Mexico clay slurry plant, sales are denominated in pesos. At March 31, 1995, the Company has reflected a foreign currency translation adjustment (component of shareholders' equity) totaling $4.9 million which relates to operations at K-T Mexico. Foreign exchange losses totaling $0.2 million have been recorded relating to operations at the La Choya mine. Continued declines in the Mexican peso could further adversely impact the Company's Mexico operations.

              As described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in a legal action filed in November 1990 by Star Phoenix and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning Mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged cash and cash equivalents totaling $10.0 million as collateral for the $27.2 million bond. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard.

              Although the ultimate disposition of this matter and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of these suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

                          PART II - OTHER INFORMATION

                     HECLA MINING COMPANY and SUBSIDIARIES


ITEM 1.       LEGAL PROCEEDINGS

              Reference is made to Note 5 of Notes to Consolidated Financial Statements in Part I.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   13.1 - First Quarter Report to Shareholders for the quarter ending March 31, 1995, for release dated May 3, 1995

                   27 -    Financial Data Schedule

              (b)  Reports on Form 8-K

                   Report on Form 8-K dated March 27, 1995 (Item 5), related to Order Dissolving Preliminary Injunction in the United States District Court.


Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.

               HECLA MINING COMPANY and CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HECLA MINING COMPANY
                                            ------------------------------------
                                                        (Registrant)



Date:  May 11, 1995                         By    /s/ ARTHUR BROWN
                                               ---------------------------------
                                               Arthur Brown, Chairman, President
                                                  and Chief Executive Officer



Date:  May 11, 1995                         By    /s/ J. T. HEATHERLY
                                               ---------------------------------
                                               J. T. Heatherly,
                                                 Vice President - Controller
                                                 (Chief Accounting Officer)

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                  Description
- -------                -----------

 13.1 First Quarter Report to Shareholders for the quarter ending March 31, 1995, for release dated May 3, 1995

 27            Financial Data Schedule