Form 10-Q
period 1995-06-30
HECLA MINING CO/DE/
filed 1995-08-14
CIK 719413

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                  OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission file number      1-8491
                       -------------------------------------------

                   HECLA MINING COMPANY
------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                              82-0126240
---------------------------------------     ---------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

      6500 Mineral Drive
      Coeur d'Alene, Idaho                       83814-8788
----------------------------------------    ---------------------
(Address of principal executive offices)              (Zip Code)

                          208-769-4100
------------------------------------------------------------------
         (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for at least the
past 90 days.    Yes  XX .      No     .
                     ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding July 31, 1995
---------------------------------------  -------------------------
Common stock, par value $0.25 per share       48,235,858 shares

                HECLA MINING COMPANY and SUBSIDIARIES

                              FORM 10-Q

                  FOR THE QUARTER ENDED JUNE 30, 1995


                              I N D E X
                              ---------

                                                                     PAGE
                                                                     ----
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - June 30, 1995
              and December 31, 1994                                   3

           - Consolidated Statements of Operations -
             Three Months and Six Months Ended
             June 30, 1995 and 1994                                   4

           - Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1995 and 1994                     5

           - Notes to Consolidated Financial Statements               6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations            12


PART II. - Other Information

    Item 1 - Legal Proceedings                                        26

    Item 4 - Annual Meeting of Shareholders                           29

    Item 6 - Exhibits and Reports on Form 8-K                         30

                       PART I - FINANCIAL INFORMATION
                    HECLA MINING COMPANY and SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (Unaudited)
                           (dollars in thousands)

                                                       June 30,    December 31,
                                                        1995           1994
                                                    -------------  ------------
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents                            $   6,694     $   7,278
  Accounts and notes receivable                           31,276        23,516
  Income tax refund receivable                               250           247
  Inventories                                             18,398        18,616
  Other current assets                                     1,910         1,597
                                                       ---------     ---------
          Total current assets                            58,528        51,254
Investments                                                2,741         6,476
Restricted investments                                    13,837        13,553
Properties, plants and equipment, net                    266,600       257,908
Other noncurrent assets                                    5,750         5,391
                                                       ---------     ---------
          Total assets                                 $ 347,456     $ 334,582
                                                       =========     =========
                                 LIABILITIES
                                 -----------
Current liabilities:
  Accounts payable and accrued expenses                $  12,273     $  13,570
  Accrued payroll and related benefits                     2,580         2,724
  Preferred stock dividends payable                        2,013         2,012
  Accrued taxes                                            1,327           925
  Accrued reclamation costs                                3,829         4,254
                                                       ---------     ---------
          Total current liabilities                       22,022        23,485
Deferred income taxes                                        359           359
Long-term debt                                            23,057         1,960
Accrued reclamation costs                                 28,129        27,162
Other noncurrent liabilities                               4,748         4,098
                                                       ---------     ---------
          Total liabilities                               78,315        57,064
                                                       ---------     ---------

                            SHAREHOLDERS' EQUITY
                            --------------------
Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000 shares,
  liquidation preference $117,012                            575           575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1995 - 48,298,129;
  issued 1994 - 48,144,274                                12,075        12,036
Capital surplus                                          330,169       328,995
Retained deficit                                         (67,684)      (63,437)
Net unrealized gain (loss) on investments                   (207)        3,396
Foreign currency translation adjustment                   (4,898)       (3,158)
Less common stock reacquired at cost;
  1995 - 62,265 shares, 1994 - 62,355 shares                (889)         (889)
                                                       ---------     ---------
          Total shareholders' equity                     269,141       277,518
                                                       ---------     ---------
          Total liabilities and shareholders' equity   $ 347,456     $ 334,582
                                                       =========     =========

 The accompanying notes are an integral part of the financial statements.

                       HECLA MINING COMPANY and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

          (dollars and shares in thousands, except for per-share amounts)

                                 Three Months Ended         Six Months Ended
                               ---------------------     ----------------------
                                June 30,    June 30,     June 30,     June 30,
                                 1995        1994         1995         1994
                               ---------    ---------    ---------    ---------
Sales of products              $  42,241    $  38,048    $  77,951    $  64,388
                               ---------    ---------    ---------    ---------
Cost of sales and other direct
  production costs                35,310       30,370       65,540       55,041
Depreciation, depletion and
  amortization                     5,923        3,657       11,565        6,276
                               ---------    ---------    ---------    ---------
                                  41,233       34,027       77,105       61,317
                               ---------    ---------    ---------    ---------

Gross profit                       1,008        4,021          846        3,071
                               ---------    ---------    ---------    ---------

Other operating expenses:
  General and administrative       2,134        1,780        4,464        6,339
  Exploration                      1,165        1,990        2,208        4,099
  Depreciation and amortization       85          180          168          362
  Provision for closed operations
    and environmental matters        171          384          227          624
                               ---------    ---------    ---------    ---------
                                   3,555        4,334        7,067       11,424
                               ---------    ---------    ---------    ---------

Loss from operations              (2,547)        (313)      (6,221)      (8,353)
                               ---------    ---------    ---------    ---------

Other income (expense):
  Interest and other income          848        2,007        2,291        3,320
  Foreign exchange gain              359          - -          162          - -
  Gain (loss) on sale of
    investments                    3,772         (238)       3,893        1,090
  Interest expense:
    Total interest cost             (421)        (898)        (586)      (2,047)
    Less amount capitalized          318          786          376        1,751
                               ---------    ---------    ---------    ---------
                                   4,876        1,657        6,136        4,114
                               ---------    ---------    ---------    ---------

Income (loss) before income taxes
  and extraordinary loss           2,329        1,344          (85)      (4,239)
Income tax (provision) benefit       (87)         181         (137)         113
                               ---------    ---------    ---------    ---------

Income (loss) before
  extraordinary loss               2,242        1,525         (222)      (4,126)
Extraordinary loss on early
  retirement of long-term debt       - -         (823)         - -         (823)
                               ---------    ---------    ---------    ---------

Net income (loss)                  2,242          702         (222)      (4,949)
Preferred stock dividends          2,013        2,013        4,025        4,025
                               ---------    ---------    ---------    ---------
Net income (loss) applicable
  to common shareholders       $     229    $  (1,311)   $  (4,247)   $  (8,974)
                               =========    =========    =========    =========

Net income (loss) per common share:
  Loss applicable to common shareholders
    before extraordinary loss  $    0.01    $   (0.01)   $   (0.09)   $   (0.20)
  Extraordinary loss on early retirement
    of long-term debt                - -        (0.02)         - -        (0.02)
                               ---------    ---------    ---------    ---------

Net income (loss) per common
  share                        $    0.01    $   (0.03)   $   (0.09)   $   (0.22)
                               =========    =========    =========    =========

Cash dividends per common share    $ - -        $ - -        $ - -        $ - -
                                   =====        =====        =====        =====

Weighted average number of common
  shares outstanding              48,236       44,294       48,155       41,487
                                  ======       ======       ======       ======




     The accompanying notes are an integral part of the financial statements.

                       HECLA MINING COMPANY and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (dollars in thousands)

                                                           Six Months Ended
                                                         ---------------------
                                                          June 30,    June 30,
                                                           1995        1994
                                                         ---------   ---------
Operating activities:
  Net loss                                               $    (222)  $  (4,949)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                11,733       6,638
    Gain on disposition of properties, plants
      and equipment                                           (244)       (579)
    Gain on sale of investments                             (3,893)     (1,090)
    Extraordinary loss on early retirement of
      long-term debt                                           - -         823
    Accretion of interest on long-term debt                    - -       1,750
    Provision for reclamation and closure costs                - -         674
   Change in:
    Accounts and notes receivable                           (7,760)    (10,146)
    Income tax refund receivable                                (3)       (505)
    Inventories                                                218       1,388
    Other current assets                                      (313)         23
    Accounts payable and accrued expenses                   (1,297)        843
    Accrued payroll and related benefits                      (144)         46
    Accrued taxes                                              402         401
    Noncurrent liabilities                                   1,192        (138)
                                                         ---------   ---------
  Net cash applied to operating activities                    (331)     (4,821)
                                                         ---------   ---------

Investing activities:
  Additions to properties, plants and equipment             (21,575)   (32,018)
  Proceeds from disposition of properties,
    plants and equipment                                        379     13,281
  Proceeds from the sale of investments                       4,664      3,548
  Purchase of restricted investments                           (284)       - -
  Purchase of investments and increase in
    cash surrender value of life insurance                     (639)    (2,849)
  Proceeds from maturity of short-term investments              - -     27,552
  Other, net                                                 (1,110)    (1,216)
                                                          ---------  ---------

  Net cash provided by (applied to) investing activities    (18,565)     8,298
                                                          ---------  ---------

Financing activities:
  Proceeds from the exercise of stock warrants                1,239        - -
  Common stock issued under stock option plans                  - -      1,739
  Issuance of common stock                                      - -     63,499
  Early retirement of long-term debt                            - -    (50,169)
  Dividends on preferred stock                               (4,024)    (4,025)
  Borrowing on long-term debt                                30,000        - -
  Repayment of long-term debt                                (8,903)       - -
  Decrease in deferred revenue                                  - -        (36)
                                                          ---------  ---------

  Net cash provided by financing activities                  18,312     11,008
                                                          ---------  ---------

Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents         (584)    14,485
  Cash and cash equivalents at beginning of period            7,278     40,031
                                                          ---------  ---------

  Cash and cash equivalents at end of period              $   6,694  $  54,516
                                                          =========  =========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)                  $      18  $  16,414
                                                          =========  =========
    Income tax payments (net of refunds)                  $      91  $     262
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

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1994, was derived from the audited consolidated balance sheet included in the consolidated financial statements referred to in Note 1 above.

Note 3. The components of the income tax (provision) benefit for the six months ended June 30, 1995 and 1994 are as follows (in thousands):

                                                       1995       1994
                                                      -------    -------
         Current:
           State income tax provision                 $  (137)   $  (142)
          Federal income tax benefit                      - -        255
                                                      -------    -------
              Total current (provision) benefit          (137)       113
          Deferred provision                              - -        - -
                                                      -------    -------
                    Total                             $  (137)   $   113
                                                      =======    =======

         The Company's income tax provision for the first half of 1995 and 1994 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the non-utilization of net operating losses.

Note 4.  Inventories consist of the following (in thousands):

                                               June 30,    Dec. 31,
                                                 1995        1994
                                               --------    --------
         Concentrates and metals in transit
           and other products                  $  3,793    $  5,568
         Industrial mineral products              5,266       5,995
         Materials and supplies                   9,339       7,053
                                               --------    --------
                                               $ 18,398    $ 18,616
                                               ========    ========

                                  -6-

                 HECLA MINING COMPANY and SUBSIDIARIES

Note 5. In July 1991, the Coeur d'Alene Indian Tribe (the "Tribe") brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake
         Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho District Court and remanded the case of the Tribe's ownership for trial before the District Court. The Company has been advised that the State will seek an appeal of the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

         On July 18, 1995, the Department of Interior (DOI) notified the Company and six other companies (several with assets and resources greater than the Company) that the federal natural resource trustees (Fish and Wildlife Service and U.S. Forest Service) identified the Company and the other six companies as potentially responsible parties (PRPs) for damages resulting from injury to federal natural resources with respect to the

                 HECLA MINING COMPANY and SUBSIDIARIES

         Coeur d'Alene Basin in North Idaho. The DOI letter further notifies the Company that the federal trustees intend to bring suit against these companies to recover the alleged damages under CERCLA. The Company is currently analyzing such letter and determining what actions, if any, should be taken in response thereto.

         In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. In January 1995, the Company entered into settlement agreements with four of the insurance carriers named in the litigation. The Company received a total of $2.425 million under the terms of the settlement agreements. A portion of this settlement amount will be payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. The Company has initiated a separate legal proceeding in Federal District Court in Idaho seeking a clarification of its obligation to pay a portion of the insurance proceeds to the EPA. Litigation is still pending against other insurers. At June 30, 1995, the Company has not reduced its environmental accrual to reflect any anticipated additional insurance proceeds.

         In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Post-judgment

                 HECLA MINING COMPANY and SUBSIDIARIES

         interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1994 and June 30, 1995. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The Opinion and Order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs out of the $1.6 million claimed by the Plaintiffs. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

         The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

Note 6. At June 30, 1995, there was $22.0 million outstanding under the Company's revolving and term loan facility classified as long-term debt.

                 HECLA MINING COMPANY and SUBSIDIARIES

Note 7. Statement of Financial Accounting Standard No. 52, Foreign Currency Translation (SFAS No. 52), requires that once the functional currency of a foreign operation is determined, that determination shall be used consistently, unless significant changes in economic facts and circumstances clearly indicate that the functional currency has changed. During the second quarter of 1995, the Company's wholly owned subsidiary, K-T Clay de Mexico, S.A. de C.V., commenced invoicing its customers in U.S. dollars instead of the Mexican peso. This change clearly indicated a change in the functional currency to the U.S. dollar from the Mexican peso. The change in the functional currency has been accounted for prospectively commencing in the second quarter of 1995. In accordance with SFAS No 52, translation adjustments from prior periods have not been removed from equity and translated amounts for nonmonetary assets prior to the change have become the accounting basis for those assets from this point forward. During the second quarter of 1995, the Company recorded a foreign exchange gain totaling approximately $349,000, or $0.01 per common share, in connection with the change in functional currency.

Note 8. On August 2, 1995, the Company executed a definitive Purchase and Sale Agreement with Mooney Chemicals, Inc., a subsidiary of OM Group, Inc., for the sale of the Company's Apex Unit cobalt processing facility near the town of St. George, Washington County, Utah, in consideration of $8.0 million to be paid in increments of $3.0 million at closing, $3.0 million plus interest one year after closing, and $2.0 million plus interest two years after closing. A gain of approximately $4.0 million will be recognized upon closing, which is expected in the third quarter of 1995. There are a number of conditions to closing which remain unsatisfied. The Company purchased the Apex Unit in 1988 and processed ores from the nearby gallium and germanium mine during 1990. The Company retooled the Apex Unit processing facilities for production of cobalt compounds from byproduct feedstocks and developed markets for its new products. The gallium and germanium mine is not included in the sale of Apex Unit assets.

Note 9. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
         121). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or

                 HECLA MINING COMPANY and SUBSIDIARIES

         changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.
         Otherwise, an impairment loss is not recognized. Additionally, the Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not adopted the Statement for reporting at June 30, 1995. It is the opinion of the Company's management that the adoption of SFAS No. 121 will not have a material effect on the results of operations or financial condition of the Company and its subsidiaries.

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

         The Company reported net income (loss) applicable to common shareholders in the second quarter of 1995 and 1994 totaling $0.2 million and $(1.3) million, respectively.
         If the average metals prices for the first six months of 1995 remain constant for the balance of the year, the Company is anticipating net income (loss) applicable to common shareholders in the range of $(3.0) to $3.0 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1995 will be as forecasted.

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

                 HECLA MINING COMPANY and SUBSIDIARIES

         In 1995, the Company expects to produce between 179,000 and 189,000 ounces of gold compared to actual 1994 gold production of 128,000 ounces of gold. The 1995 revised estimated production includes between 79,000 and 89,000 ounces from the Company's 80% interest in the Grouse Creek mine, 68,000 ounces from the La Choya mine, 25,000 ounces from the Company's interest in the American Girl mine and an additional 7,000 ounces from other sources. The Company's expected gold production increase in 1995 compared to 1994 reflects the anticipated production levels at the Grouse Creek and La Choya mines, which offset the decrease in gold production due to the completion of operations at the Republic mine in February 1995.

         The Company's share of silver production for 1995 is expected to be approximately 2.1 million ounces compared to actual 1994 silver production of 1.6 million ounces. The expected increase in silver production in 1995 compared to 1994 is primarily due to new production at the Grouse Creek mine and resumption of operations at the Lucky Friday mine in December 1994, after the ore-conveyance accident suspended operations beginning August 30, 1994.

         The Company's production of industrial minerals is expected to increase slightly in 1995 to 1,027,000 tons from 986,000 tons in 1994. Additionally, the Company expects to ship 783,000 cubic yards of landscape material from Mountain West Products compared to 655,000 cubic yards in 1994.


         RESULTS OF OPERATIONS

         FIRST SIX MONTHS 1995 COMPARED TO FIRST SIX MONTHS 1994

         The Company reported a net loss of approximately $0.2 million, or $0.01 per share, in the first six months of 1995 compared to a net loss of approximately $4.9 million, or $0.12 per share, in the same period of 1994. After $4.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for the first six months of 1995 was $4.2 million, or $0.09 per common share, compared to $9.0 million, or $0.22 per common share, in the comparable 1994 period. The loss in the first six months of 1995 was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

                 HECLA MINING COMPANY and SUBSIDIARIES

         Sales of the Company's products increased by approximately $13.6 million, or 21.1%, in the first six months of 1995 as compared to the same period in 1994, principally the result of increased product sales totaling approximately $24.3 million, most notably from the Grouse Creek mine where production commenced in December 1994 and the La Choya mine, as well as from the Company's industrial minerals operations. These factors were partially offset by decreased sales at other mines in the metals segment, the impact of which is approximately $12.1 million, attributable to (1) decreased gold and silver production at the Republic mine which completed mining operations in February 1995; (2) decreased gold production at the American Girl mine due to the completion of underground mining operations in January 1995; and (3) decreased production of silver, lead and zinc at the Lucky Friday mine in 1995 as personnel worked to achieve normal production levels, after resuming operations in December 1994, that were suspended because of the August 30, 1994 ore-conveyance accident.

         Comparing the average metal prices for the six months of 1995 with the comparable 1994 period, gold increased by 0.2% to $383.52 per ounce from $382.87 per ounce, silver decreased by 4.5% to $5.09 per ounce from $5.33 per ounce, lead increased by 27.8% to $0.276 per pound from $0.216 per pound, and zinc increased by 10.1% to $0.478 per pound from $0.434 per pound.

         Cost of sales and other direct production costs increased approximately $10.5 million, or 19.1%, from the first six months of 1994 to the comparable 1995 period primarily due to (1) production costs incurred at the Grouse Creek mine where production commenced in December 1994 totaling approximately $14.6 million; (2) production cost increases at Mountain West Products and Colorado Aggregate totaling approximately $2,478,000 and $963,000, respectively, due to increased production in 1995; (3) production cost increases at the La Choya mine totaling approximately $870,000 due to increased production in 1995 (the La Choya mine was in a start-up mode during the comparable 1994 period); (4) production cost increases at Kentucky-Tennessee Clay Company (K-T Clay) - Ball Clay and - Kaolin divisions totaling approximately $733,000 and $645,000, respectively, due to increased production in 1995; (5) production cost increases at the Apex unit due to increased cost of feed stock totaling $500,000 and (6) increases in operating costs at various other operations totaling approximately $200,000. These increases in cost of sales and other direct production costs were partially

                 HECLA MINING COMPANY and SUBSIDIARIES

         offset by decreases in operating costs at other operations totaling $10.5 million. These decreases are primarily due to (1) decreased production costs at the Republic mine totaling approximately $5.0 million which is the result of the completion of operations in February 1995; (2) the receipt of insurance proceeds and decreased production costs incurred at the Lucky Friday mine totaling approximately $2.6 million due to decreased production as the mine ramped back up to normal production levels in the 1995 period after the temporary suspension of operations as discussed above; (3) decreased cost of sales in the 1995 period at the American Girl mine totaling $1.4 million; and (4) decreased standby costs at the Greens Creek mine totaling $1.1 million also in the 1995 period, directly the result of management's decision to further develop the mine and recommence production.

         Cost of sales and other direct production costs as a percentage of sales decreased from 85% in the first half of 1994 to 84% in the comparable 1995 period, primarily due to increased sales and production at the La Choya mine.

         Cash and full production cost per gold ounce increased from $314.59 and $372.26 for the first six months of 1994 to $329.98 and $440.55 for the comparable 1995 period, respectively. The increase in both the cash and full production cost per gold ounce is primarily attributable to increased unit production costs at the American Girl and Grouse Creek mines in the 1995 period.

         Cash and full production cost per silver ounce decreased from $6.15 and $7.40 in the first six months of 1994 to $4.85 and $6.11 in the comparable 1995 period, respectively. The decreases in the cost per silver ounce are due primarily to decreased production costs in the 1995 period at the Lucky Friday mine.

         Depreciation, depletion and amortization increased by approximately $5.3 million, or 84.3%, from the 1994 period to the 1995 period, primarily the result of (1) production commencing at the Grouse Creek mine in December 1994, where significant depreciable assets are depreciated on a units-of-production basis, the impact of which increased depreciation expense approximately $6.1 million and (2) increased production at the La Choya mine where significant depreciable assets are depreciated on a units-of-production basis, which increased depreciation expense by approximately $664,000. These increases in depreciation, depletion, and amortization were partially

                 HECLA MINING COMPANY and SUBSIDIARIES

         offset by a decrease in the depreciation expense at the Republic mine totaling $1.2 million. Republic mine assets were written down to their net realizable value at December 31, 1994 due to the closure of the mine in February 1995.

         Other operating expenses decreased by $4.4 million, or 38.1%, from the 1994 period to the 1995 period, due principally to (1) decreased exploration expenses totaling approximately $1.9 million relating principally to the Greens Creek, Grouse Creek and La Choya units and (2) decreased general and administrative costs of $1.9 million attributable primarily to nonrecurring costs totaling approximately $2.2 million incurred in connection with the March 11, 1994 acquisition of Equinox Resources Ltd. partially offset by a $312,000 decrease in general and administrative expense.

         Net other income reported was approximately $6.1 million in the 1995 period compared to other income of $4.1 million in the 1994 period. The 1995 other income was primarily a result of the $3.4 million gain recognized on the sale of certain common stock investments. Total interest cost decreased $1.5 million in the 1995 period principally due to the June 1994 retirement of long-term debt. Capitalized interest cost decreased $1.4 million in the 1995 period due principally to the completion of the Grouse Creek project and the lower debt level.


             THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
                   THREE MONTHS ENDED JUNE 30, 1994

         The Company had net income of approximately $2.2 million ($0.05 per share) in the second quarter of 1995 compared to net income of approximately $0.7 million, or $0.02 per share, in the same period of 1994. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net income applicable to common shareholders for the second quarter of 1995 was $0.2 million, or $0.01 per common share. Net income in the second quarter 1995 was due to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

         Sales of the Company's products increased by approximately $4.2 million, or 11.0%, in the second quarter of 1995 as compared to the same period in 1994, principally the result of (1) increased product sales totaling approximately $10.8 million, most notably from the Grouse

                 HECLA MINING COMPANY and SUBSIDIARIES

         Creek gold mine where production commenced in December 1994, Mountain West Products, K-T Clay Kaolin division, the La Choya gold mine, and the Apex Unit; and (2) increases in the average prices of lead, gold and silver, the impact of which is estimated to be approximately $1.5 million in the 1995 period compared to the 1994 period. These two factors were partially offset by decreased sales at other mines in the metals segment, the impact of which is approximately $7.6 million, attributable to (1) decreased gold and silver production in the 1995 period at the Republic mine, which completed mining operations in February 1995, totaling $3.9 million; (2) decreased gold production at the American Girl mine due to the completion of the underground mining operations in January 1995 totaling 2.2 million; and (3) the decreased production of silver, lead and zinc at the Lucky Friday mine in the 1995 period totaling $1.3 million. Personnel at the Lucky Friday mine worked to achieve normal production levels during the 1995 period, after resuming operations in December 1994, which had been temporarily suspended due to the August 30, 1994 ore-conveyance accident.

         Comparing the average metals prices for the second quarter of 1995 with the comparable 1994 period, gold increased by 1.7% to $387.94 per ounce from $381.44 per ounce, silver increased by 1.9% to $5.48 per ounce from $5.38 per ounce, lead increased by 26.7% to $0.275 per pound from $0.217 per pound, and zinc increased by 9.3% to $0.470 per pound from $0.430 per pound.

         Cost of sales and other direct production costs increased by approximately $4.9 million, or 16.3%, from the second quarter of 1994 to the comparable 1995 period primarily due to (1) production costs incurred at the Grouse Creek mine totaling approximately $7.2 million; (2) production costs incurred at Mountain West Products totaling $2.0 million; and (3) increases in operating costs at various other operations totaling approximately $2.1 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $6.4 million. These increases are primarily attributable to (1) decreased production costs at the Republic mine totaling approximately $2.6 million which is the result of the completion of operations in February 1995; (2) decreased production costs at the Lucky Friday mine totaling approximately $1.5 million due to decreased production as the mine ramped back up to normal production levels in 1995 after the temporary suspension of operations as discussed above; and (3) decreased production costs at the

                 HECLA MINING COMPANY and SUBSIDIARIES

         American Girl mine due to decreased production in 1995 totaling $1.2 million.

         Cost of sales and other direct production costs as a percentage of sales from products increased from 80% in the second quarter of 1994 to 84% in the comparable 1995 period, primarily due to substantial increases in this percentage at the Republic and American Girl mines.

         Cash and full production cost per gold ounce increased from $277.96 and $341.43 for the second quarter of 1994 to $348.50 and $465.57 for the second quarter of 1995, respectively. The increase in both the cash and full production cost per gold ounce is mainly attributed to the initial start-up costs at the Grouse Creek gold mine and decreased production from the Republic and American Girl gold mines.

         Cash and full production cost per silver ounce decreased from $6.19 and $7.44 in the second quarter of 1994 to $4.94 and $6.20 in the second quarter of 1995, respectively. The decreases in the cost per silver ounce are due primarily to decreased production costs in the 1995 period at the Lucky Friday mine.

         Depreciation, depletion and amortization increased by approximately $2.3 million, or 62.0%, from the 1994 period to the 1995 period, primarily the result of the commencement of operations of the Grouse Creek mine in December 1994 totaling approximately $3.1 million, partially offset by the termination of operations at the Republic mine in February 1995 totaling $549,000.

         Other operating expenses decreased by $779,000, or 18.0%, from the 1994 period to the 1995 period, due principally to decreased exploration expenditures totaling approximately $603,000 million at the Greens Creek mine and $460,000 at the Republic mine; partially offset by a $341,000 increase in foreign metals exploration in the 1995 period.

         Net other income was $4.9 million in the 1995 period compared to $1.7 million in the 1994 period. The $3.2 million increase was primarily due to (1) gains on the sale of various investments totaling approximately $4.0 million and (2) a decrease in interest cost related to the LYON's retirement in 1994 totaling $477,000. The increase in net other income was partially offset by (1) a decrease in the Bluebird royalty income totaling $965,000 and (2) a $468,000 decrease in interest capitalized at Grouse

                 HECLA MINING COMPANY and SUBSIDIARIES

         Creek due to the commencement of operations in December
         1994.


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

         At June 30, 1995, assets totaled approximately $347.5 million and shareholders' equity totaled approximately $269.1 million. Cash and cash equivalents decreased by $0.6 million to $6.7 million at June 30, 1995 from $7.3 million at the end of 1994.

         Operating activities used approximately $0.3 million of cash during the first half of 1995. The primary uses were
         (1) a $7.8 million increase in accounts and notes receivable and (2) a $1.3 million decrease in accounts payable and accrued expenses, partially offset by an increase in accrued reclamation and other noncurrent liabilities of $1.2 million. Non-cash charges included depreciation, depletion, and amortization of $11.7 million. Depreciation, depletion and amortization charges during the first half of 1995 were $5.1 million higher than the first half of 1994, principally due to the commencement of operations at the Grouse Creek mine in December 1994, partially offset by decreased depreciation, depletion and amortization at the Republic mine where operations were substantially complete at December 31, 1994.

                 HECLA MINING COMPANY and SUBSIDIARIES

         The $7.8 million increase in accounts and notes receivable during the first half of 1995 is primarily due to increased accounts and notes receivable at Colorado Aggregate and Mountain West Products resulting from the seasonal nature of sales at these locations, and the Lucky Friday unit principally resulting from the resumption of operations in December 1994; all of which were offset by a decrease in accounts and notes receivable at the La Choya mine.

         The Company's investing activities used $18.6 million of cash during the first half of 1995. The most significant use of cash was $21.6 million of property, plant and equipment additions, partially offset by proceeds from the sales of investments totaling $4.7 million. During the first half of 1995, significant additions occurred at the K-T Clay Ball and Kaolin industrial minerals projects, the Greens Creek mine, the Grouse Creek mine, the La Choya Mine, Mountain West Products, and the Rosebud project totaling $7.5 million, $3.8 million, $2.2 million, $2.0 million, $1.9 million, and $1.8 million, respectively. On May 31, 1995, the Company purchased the property, plant and equipment of J.M. Huber Corporation's kaolin operation in Langley, South Carolina, for approximately $6.3 million.

         During the first half of 1995, $18.3 million was provided from financing activities. The major source of cash was proceeds from borrowings on long-term debt of $30.0 million, partially offset by repayments on long-term debt of $8.9 million and payment of the preferred stock dividend of $4.0 million. An additional source of cash was proceeds from the exercise of stock warrants totaling $1.2 million.

         The Company estimates that remaining capital expenditures to be incurred in the balance of 1995 will be approximately $30.4 million. These expenditures consist primarily of (1) the Company's share of development expenditures at the Greens Creek project expected to total approximately $8.1 million and (2) the development expenditures at the Rosebud project and the Grouse Creek and American Girl mines totaling approximately $5.7 million, $3.7 million and $2.6 million, respectively. The Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents and (2) cash flow from operating activities. In addition, the Company may borrow funds from its revolving and term credit facility (described below) which, subject to certain conditions, provides for

                 HECLA MINING COMPANY and SUBSIDIARIES

         borrowings up to a maximum of $40.0 million. The Company had $22.0 million outstanding at June 30, 1995 under the facility. The Company's estimate of its capital expenditure requirements assume, with respect to the Grouse Creek, Greens Creek and Oro Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of development costs and capital expenditures.

         The Company's planned environmental and reclamation expenditures for the balance of 1995 are expected to be approximately $4.5 million, principally for environmental and reclamation activities at the Bunker Hill Superfund site, Durita mine, the Coeur d'Alene River Basin, and the Cactus mine.

         Exploration expenditures for the balance of 1995 are estimated to be approximately $4.8 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, these exploration expenditures will be incurred principally at Rosebud, Grouse Creek, American Girl, Lucky Friday, and Mexican exploration targets.

         In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. At June 30, 1995, the Company had forward sales commitments through January 31, 1997 for 22,500 ounces of gold at an average price of $407.38 per ounce. The Company has also purchased options to put 76,680 ounces of gold to the counterparties at an average price of $389.46 per ounce. Concurrently, the Company sold options to allow the counterparties to call 76,680 ounces of gold from the Company at an average price of $465.31 per ounce. There was no net cost associated

                 HECLA MINING COMPANY and SUBSIDIARIES

         with the purchase and sale of these options which expire, in tandem, on a monthly basis through December 1997. At June 30, 1995 the estimated fair value of the Company's purchased gold put options was approximately $549,000. If the Company had chosen to close its offsetting short gold call option positions, it would have incurred a liability of approximately $168,000. The London Final gold price at June 30, 1995 was $387.05. In addition, at June 30, 1995, the Company has sold forward 3,600 metric tons of lead at an average price of $683.50 per metric ton, or $0.31 per pound. These commitments extend over the period July 1995 to December 1995. The estimated value of these forward sales contracts is not significant and the nature and purpose of them does not presently expose the Company to any significant net loss. All of the aforementioned contracts are designated as hedges at June 30, 1995.

         The recent decline of the Mexican peso has not and is not expected to significantly impact results at the La Choya mine or K-T Clay de Mexico S.A. de C.V. as both funding for operations and sales are denominated in dollars. In the first six months of 1995, net foreign exchange gains totaling $0.2 million have been recorded relating to the Company's Mexican operations. Continued declines in the Mexican peso could adversely impact the Company's Mexico operations.

         Statement of Financial Accounting Standard No. 52, Foreign Currency Translation (SFAS No. 52), requires that once the functional currency of a foreign operation is determined, that determination shall be used consistently, unless significant changes in economic facts and circumstances clearly indicate that the functional currency has changed. During 1995, the Company's wholly owned subsidiary, K-T Clay de Mexico, S.A. de C.V., commenced invoicing its customers in U.S. dollars instead of the Mexican peso. This change clearly indicated a change in the functional currency to the U.S. dollar from the Mexican peso. The change in the functional currency has been accounted for prospectively commencing in the second quarter of 1995.
         In accordance with SFAS No 52, translation adjustments from prior periods have not been removed from shareholders' equity and translated amounts for nonmonetary assets prior to the change have become the accounting basis for those assets from this point forward. During the second quarter of 1995, the Company recorded a foreign exchange gain totaling approximately $349,000, or $0.01 per common share, in connection with the change in functional currency.

                 HECLA MINING COMPANY and SUBSIDIARIES

         As described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in a legal action filed in November 1990 by Star Phoenix and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning Mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totaling $10.0 million as collateral for the $27.2 million bond. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard.

         Although there can be no assurance as to the ultimate outcome of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

                 HECLA MINING COMPANY and SUBSIDIARIES

         OTHER

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
         121). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.
         Otherwise, an impairment loss is not recognized. Additionally, the Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not adopted the Statement for reporting at June 30, 1995. It is the opinion of the Company's management that the adoption of SFAS No. 121 will not have a material effect on the results of operations or financial condition of the Company and its subsidiaries.

         On August 2, 1995, the Company executed a definitive Purchase and Sale Agreement with Mooney Chemicals, Inc., a subsidiary of OM Group, Inc., for the sale of the Company's Apex Unit cobalt processing facility near the town of St. George, Washington County, Utah, in consideration of $8.0 million, to be paid in increments of $3.0 million at closing, $3.0 million plus interest one year after closing, and $2.0 million plus interest two years after closing. A gain of approximately $4.0 million will be recognized upon closing, which is expected in the third quarter of 1995. There are a number of conditions to closing which remain unsatisfied. The Company purchased the Apex Unit in 1988 and processed ores from the nearby gallium and germanium mine during 1990. The Company retooled the Apex Unit processing facilities for production of cobalt compounds from byproduct feedstocks and developed markets for its new products. The gallium and germanium mine is not included in the sale of Apex Unit assets.

                 HECLA MINING COMPANY and SUBSIDIARIES

         In June 1995, the Company entered into a joint venture agreement with War Eagle Mining Company, Inc. to explore and develop War Eagle's La Fortuna silver/gold property in Sonora, Mexico. The Company will earn a 60% joint venture interest after spending $5.0 million on the project over four years.

         An agreement in principle has been entered into with Santa Fe Pacific Gold Corporation to explore and develop the Company's Golden Eagle gold deposit in northeast Washington State. Under the terms of the agreement, Santa Fe Pacific Gold Corporation can earn a 70% interest in the project by spending $7.5 million over a three-year period and completing a feasibility study.

                     PART II - OTHER INFORMATION

                 HECLA MINING COMPANY and SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

         In July 1991, the Coeur d'Alene Indian Tribe (the "Tribe") brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake
         Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho District Court and remanded the case of the Tribe's ownership for trial before the District Court. The Company has been advised that the State will seek an appeal of the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

         On July 18, 1995, the Department of Interior (DOI) notified the Company and six other companies (several with assets and resources greater than the Company) that the federal natural resource trustees (Fish and Wildlife Service and U.S. Forest Service) identified the Company and the other six companies as potentially responsible

                 HECLA MINING COMPANY and SUBSIDIARIES

         parties (PRPs) for damages resulting from injury to federal natural resources with respect to the Coeur d'Alene Basin in North Idaho. The DOI letter further notifies the Company that the federal trustees intend to bring suit against these companies to recover the alleged damages under CERCLA. The Company is currently analyzing such letter and determining what actions, if any, should be taken in response thereto.

         In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. In January 1995, the Company entered into settlement agreements with four of the insurance carriers named in the litigation. The Company received a total of $2.425 million under the terms of the settlement agreements. A portion of this settlement amount will be payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. The Company has initiated a separate legal proceeding in Federal District Court in Idaho seeking a clarification of its obligation to pay a portion of the insurance proceeds to the EPA. Litigation is still pending against other insurers. At June 30, 1995, the Company has not reduced its environmental accrual to reflect any anticipated additional insurance proceeds.

         In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. The Company's post-trial motions were denied by the State District

                 HECLA MINING COMPANY and SUBSIDIARIES

         Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1994 and June 30, 1995. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The Opinion and Order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs out of the $1.6 million claimed by the Plaintiffs. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

         The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

                 HECLA MINING COMPANY and SUBSIDIARIES

ITEM 4.  ANNUAL MEETING OF SHAREHOLDERS

         At the annual meeting of shareholders held on May 5, 1995, the following matters were voted on by the Company's shareholders:

         Election of Two Directors:

                                       Votes              Votes
                                        For             Withheld
                                       -----            --------

         Charles L. McAlpine        34,925,223                -0-
                                    ----------         ----------

         Jorge E. Ordonez           34,920,424                -0-
                                    ----------         ----------

         Approval of Hecla Mining
         Company  1995 Stock Incentive
         Plan:

                                     Votes       Votes
                                      For       Against      Abstentions
                                     -----      -------      -----------

                                  31,313,326   3,763,862        321,433
                                  ----------   ---------     ----------

         Approval of Hecla Mining
         Company Stock Plan for
         Nonemployee Directors:

                                      Votes         Votes
                                       For         Against      Abstentions
                                      -----        -------      -----------

                                  32,683,193    2,378,018           337,210
                                  ----------    ---------       -----------

         Approval of selection of
         Coopers & Lybrand L.L.P. as
         the Company's Auditors for 1995:

                                      Votes         Votes
                                       For         Against      Abstentions
                                      -----        -------      -----------

                                  34,974,952      241,110           182,559
                                  ----------   ----------       -----------

                    HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             13.1 - Second Quarter Report to Shareholders for the quarter ending June 30, 1995, for release dated August 3, 1995.

             27 -    Financial Data Schedule

         (b) Reports on Form 8-K

             Report on Form 8-K dated May 17, 1995 related to
             Kennecott Minerals Company and Hecla Mining Company approval of the redevelopment of the Greens Creek mine.

             Report on Form 8-K dated June 5, 1995 related to Hecla Mining Company's acquisition of J.M. Huber Corporation effective May 31, 1995.


Items 2, 3 and 5 of Part II are omitted from this report as inapplicable.

                 HECLA MINING COMPANY and SUBSIDIARIES


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HECLA MINING COMPANY
                                 -----------------------------------
                                           (Registrant)



Date:  August 14, 1995           By    /s/ ARTHUR BROWN
                                    ---------------------------------
                                    Arthur Brown, Chairman, President
                                      and Chief Executive Officer



Date:  August 14, 1995           By    /s/ J. T. HEATHERLY
                                    ---------------------------------
                                    J. T. Heatherly,
                                      Vice President - Controller
                                      (Chief Accounting Officer)

                             EXHIBIT INDEX
                             -------------


Exhibit
  No.                  Description
--------         -----------------------

13.1 Second Quarter Report to Shareholders for the quarter ending June 30, 1995, for release dated
                 August 3, 1995

27               Financial Data Schedule