Form 10-K/A
period 1994-12-31
HECLA MINING CO/DE/
filed 1995-08-24
CIK 719413

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A
                                  (Amendment No. 1)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended DECEMBER 31, 1994

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       ---------------     ----------------

         Commission File No.                        1-8491
                            -----------------------------------------------

                               HECLA MINING COMPANY
         ------------------------------------------------------------------

               (Exact name of registrant as specified in its charter)

                      Delaware                            82-0126240
         -------------------------------              -------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

              6500 Mineral Drive
              Coeur d'Alene, Idaho                         83814-8788
         ---------------------------------------      --------------------
         (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number,
         including area code                              208-769-4100
                                                      --------------------
         Securities registered pursuant to
         Section 12(b) of the Act:

                                                    Name of each exchange
                                                    on which each class
                                                    is registered
                                                    ---------------------







                     Title of each class
         -------------------------------------------
         Common Stock, par value $0.25  per share   )
         Preferred Share Purchase Rights            )   New York Stock
         Series B Cumulative Convertible Preferred  )   Exchange
         Stock par value $0.25  per share           )   ---------------------
         -------------------------------------------

              Securities registered pursuant to Section 12(g) of the Act:

                     Warrants to Purchase Shares of Common Stock,
                      -------------------------------------------

                               $.25 par value per share
                                -----------------------
                                   (Title of Class)

                   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
         (2) has been subject to such filing requirements for the past 90
         days.    Yes  XX .       No .
                       --         --
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

         Documents incorporated by reference herein:

                   To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders of the Registrant, which has been filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1994 fiscal year. See Part III.







                                        PART I


         ITEM 1.   BUSINESS*

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

         The following table presents certain information regarding the Company's metal mining and development properties, including their relative percentage contributions to the Company's 1994 revenues:




         ------------------
         *   For definitions of certain mining terms used in this de-
         scription, see "Glossary of Certain Mining Terms" at the end of Item
         1, page 38.










                             DATE         OWNERSHIP        PERCENTAGE OF
         NAME OF PROPERTY    ACQUIRED     INTEREST         1994 REVENUE<F1>
         ----------------    --------     ---------        ---------------
            Lucky Friday       1958         100.0%             6.9%
            Republic           1982         100.0%            12.8%
            Greens Creek<F2>   1988          29.7%            -----
            Cactus             1991          75.0%             2.4%
            Grouse Creek<F3>   1991          80.0%              .4%
            La Choya<F4>       1991         100.0%            14.3%
            American Girl<F5>  1994          47.0%            10.4%
            Rosebud<F5>        1994         100.0%            -----

         ---------------------

         <F1> Percentages exclude the contributions of the Company's industrial minerals and specialty metals segments. The relative percentage contributions to the Company's 1994 revenue by the industrial minerals and speciality metals segments were 49.5% and 3.3%, respectively.
         <F2> Operations at the Greens Creek mine were suspended in April
              1993. A decision has been made to redevelop the Greens Creek mine with commercial production expected to recommence in early 1997.
         <F3> The Grouse Creek project commenced production in the fourth quarter 1994, with full production scheduled to be achieved in 1995.
         <F4> The La Choya mine commenced operations in January 1994.
         <F5> The Company's interest in the American Girl mine and Rosebud project were acquired in the March 11, 1994 acquisition of Equinox.

         The Company's industrial minerals businesses consist of Kentucky-Tennessee Clay Company (Ball Clay and Kaolin Divisions), K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V., Colorado Aggregate Company of New Mexico, and Mountain West Products, Inc. The Company's industrial minerals segment has positioned itself as a leading producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sani-taryware, pottery, dinnerware, electric insulators, and tile. At current production rates, the Company has over 20 years of proven and probable mineral reserves of ball clay, kaolin and feldspar. During 1994, the industrial minerals businesses provided ap-proximately $10.4 million of cash from operations.

         On December 29, 1993, the Company, two wholly owned Canadian sub-sidiaries of the Company, and Equinox Resources Ltd. (Equinox), a mining, exploration and development company, incorporated under the laws of the Province of British Columbia, executed an Acqui-sition Agreement providing for the Company's acquisition of Equi-nox. Pursuant to the Acquisition Agreement and related Plan of Arrangement, which was consummated on March 11, 1994, (i) Equinox common shareholders received 0.3 common share of the Company (Company common shares), for each outstanding Equinox common share, (ii) holders of Equinox's Series "A" production partici-pating preferred shares received newly issued production notes of the Company with the same material terms and conditions, and (iii) outstanding Equinox options and warrants became exercisable for Company common shares. In connection with the acquisition of Equinox, the Company issued approximately 6.3 million Company common shares, including shares issuable upon exercise of out-standing options and warrants. The Company's common shares had a value of approximately $76.3 million on the date of acquisition.

         The most significant properties acquired from Equinox were the American Girl gold mine, Equinox's primary producing property, and the Rosebud gold property. The American Girl gold mine is oper-ated by the Company's joint venture partner MK Gold Company ("MK Gold") (see Metals Segment - American Girl Mine - California). In addition, the Company believes that Equinox's Rosebud gold prop-erty, located in Pershing County, Nevada, has significant explo-ration and development potential (see Metals Segment - Rosebud Project - Nevada).

         The Company's strategy is to focus its efforts and resources on expanding its gold and silver reserves and industrial minerals operations via a combination of acquisition and exploration ef-forts. During 1995, priorities will be optimizing operating ef-ficiency at the newly constructed Grouse Creek mine and the completion of the Rosebud project feasibility study by the fourth quarter 1995. In addition, the joint venture partners will be assessing the economic viability of reopening the Greens Creek mine based on the additional proven and probable ore reserves es-tablished during 1994.

         The Company's domestic exploration plan consists primarily of ex-ploring for additional reserves in the vicinity of both the Grouse Creek mine and the Rosebud gold project. The Company's foreign exploration plan for 1995 will focus on expanding reserves in the vicinity of the La Choya gold mine and at other promising explo-ration targets in Mexico. At the same time, the Company will continue to evaluate acquisition and other exploration opportuni-ties, primarily in North America, that will complement its exist-ing operations.

         The Company's revenues and profitability are strongly influenced by the world prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

         Sales of metal concentrates and metal products are made princi-
         pally to custom smelters and metal traders.  Industrial minerals are sold principally to domestic manufacturers and wholesalers.
         The percentage of revenue contributed by each class of product is reflected in the following table:
                                                      Years
                                            -------------------------
                  Product                   1994       1993      1992
             --------------------          -------    ------    ------
             Gold                            39.0%     34.3%     30.8%
             Silver                           4.4       7.5      12.0
             Lead                             2.9       3.9       7.4
             Industrial minerals             39.7      48.1      42.5
             All others                      14.0       6.2       7.3


         Reference is made to Note 1 of Notes to Consolidated Financial
         Statements for information with respect to export sales.

         The table below summarizes the Company's production and average cash and full production cost per ounce for gold and silver for each period indicated:
                                                                               Years
                                                      -----------------------------------------------
                                                      1994       1993        1992      1991     1990
                                                      ----       ----        ----      ----     ----
         Gold (ounces)<F1>                         127,878     95,907     101,392   147,228  196,278
         Silver (ounces)<F2>                     1,642,913  2,992,499   4,738,625 5,326,852 6,210,231
         Lead (tons)                                13,214     21,093      26,942    23,957   22,199
         Zinc (tons)                                 2,431      7,838      19,890    15,070   13,697
         Average cost per ounce of gold produced:
         Cash production cost                         $273       $229        $191      $191     $180
         Full cost                                    $334       $298        $261      $279     $253
         Average cost per ounce of silver produced:
           Cash production cost                      $5.81      $5.45       $4.51     $4.50    $3.71
           Full cost                                 $7.17      $6.85       $5.89     $5.67    $5.45
         Industrial minerals (tons shipped)        985,639    887,676     879,034   823,214  711,295

         <F1>  The increase in gold production from 1993 to 1994 is principally due to the commencement of operations at the La Choya gold mine in February 1994, with approximately 48,000  ounces of production in 1994, and the commencement of operations at the Grouse Creek gold mine in December 1994, with 2,093 ounces of production in
               1994.  The increase in gold production was partially offset by decreased gold production at the Republic mine due to the mining and processing of lower grade ore.
               The decrease in gold production from 1992 to 1993 is principally due to decreased production at both the Cactus and Republic gold mines.  The decrease in gold production from 1991 to 1992 is principally due to decreased production at the
               Republic, Yellow Pine (which was shut down in 1992) and Cactus (which was shut down in
               1993) gold mines.  The decrease in gold production from 1990 to 1991 is principally due to decreased production at the Yellow Pine, Cactus and Republic mines.












         <F2>  Decreased silver, lead, zinc production from 1993 to 1994 is due to two factors: 1)
               the suspension of operations at the Greens Creek mine in April 1993; and 2) decreased production at the Lucky Friday mine resulting in part from the temporary suspension of operations due to the ore conveyance accident on August 30, 1994.  The Lucky Friday mine resumed operations in December 1994 and a decision has been made to redevelop the
               Greens Creek mine with commercial production estimated to recommence by early 1997.
               The decrease in silver production from 1992 to 1993 is principally due to the suspension of operations at the Greens Creek mine in April 1993 partially offset by increased silver production at the Lucky Friday mine.  The decrease in silver production from 1991 to 1992 is principally due to the sale of Hecla's interest in the
               Galena mine in 1992.  The decrease in silver production from 1990 to 1991 is principally due to the completion ofoperations at the Escalante silver mine in 1990.

         The principal executive offices of the Company are located at 6500 Mineral Drive, Coeur
         d'Alene, Idaho  83814-8788, telephone (208) 769-4100.


         METALS SEGMENT

         GROUSE CREEK GOLD MINE - IDAHO

         Operations at the Grouse Creek gold mine commenced in December 1994 with full production levels expected to be achieved during the second quarter of 1995. In December 1994, the Company's in-terest in the Grouse Creek mine production amounted to 2,093 ounces of gold and 8,763 ounces of silver.

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

         On February 8, 1994, the Company sold to Great Lakes Minerals, Inc. of Toronto ("Great Lakes") a 20% undivided interest in the Company's Grouse Creek gold mine. Proceeds received from the sale, totalling $13.3 million, represent the sales price of $6.8 million for 20% of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million, plus Great Lakes' pro-rata share of construction costs for Grouse Creek from July 1, 1993 through January 31, 1994. Pursuant to the acquisition and joint venture agreements, Great Lakes is required to fund its 20% pro-rata portion of all capital and operating costs. In addition, these agreements provide that Great Lakes has the option, at any time prior to 12 months following the commencement of defined commercial production at the Grouse Creek gold mine, to purchase up to an additional 10% undivided interest in the mine and fund its increased share of capital expenditures.

         As of December 31, 1994, the Company's net book value of Grouse Creek property, plant and equipment was $99.3 million. Based on the current mine plan, the Company's share of additional capital costs for the mine are expected to total approximately $0.7 mil-lion in 1995. The Company estimates, assuming full production levels are achieved as expected during the second quarter of 1995, that its share of total production at the Grouse Creek gold mine will be approximately 89,000 ounces of gold in 1995.

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

         The following table presents the Company's share of the proven and probable mineral reserves for the Grouse Creek gold mine as of the dates indicated:
              Year      Total        Gold      Gold      Silver      Silver
               End    Reserves    Avg. Grade  Content  Avg. Grade    Content
              12/31  (tons)<F2>    (oz./ton)  (ozs.)    (ozs./ton)    (ozs.)
              -----   ---------    ---------  -------    ---------   -------
             1994<F1> 17,658,000<F3>   0.041  721,600     0.92     16,206,080
             ----

             1993<F1> 12,104,000       0.055  671,200     1.07     12,972,800
             ----

             1992<F1> 14,467,000       0.057  831,000     1.21     17,474,000
             ----

             1991<F1> 15,018,600       0.048  719,150     1.20     17,276,810
             ----

             ---------------------

              <F1> 1994 and 1993 proven and probable mineral reserves re-
                   flect only the Company's share (80%) pursuant to the February 8, 1994, sale of a 20% interest in its Grouse Creek mine. If the Company had only an 80% interest in 1992 and 1991, the Company's share of contained gold and silver would have been 664,800 and 13,979,200 ounces, respectively, in 1992 and 575,320 and 13,821,448 ounces, respectively, in 1991.










              <F2> For proven and probable mineral reserve assumptions,
                   including assumed metals prices, see Glossary of Certain Mining Terms.

              <F3> The increase in the proven and probable mineral reserves from 1993 to 1994 is principally due to an increase in the metals price assumptions used in 1994 (see assump-tions for proven and probable mineral reserves in the Glossary of Certain Mining Terms). This increase was partially offset by a decrease in the Grouse underground reserves totalling 68,000 tons containing 53,000 ounces of gold and 136,000 ounces of silver. The decrease in underground reserves was necessary when 1994 development encountered erratic mineralization which was previously estimated to be continuous.

         Pursuant to the mine plan, the Sunbeam deposit and the Grouse un-derground deposit are being mined simultaneously, which will be followed by the Grouse open pit deposit. The mine plan for the Grouse underground deposit is a panel cut-and-fill method.

         The ore zone is approximately 30-feet thick and is being mined in panels 10-feet high and 20-feet wide. Cemented backfill is used to obtain nearly 100% extraction of the underground deposit. Conventional underground mining equipment is used for drilling, blasting, loading, and hauling. Mining of the Grouse underground deposit is expected to be completed by mid-1995.

         Both the Sunbeam deposit and the Grouse deposit use conventional surface mining methods. Blasthole assays are used to determine ore grade material. The material is segregated and hauled by off-highway trucks to the mill. Waste material is hauled to a waste dump or used as construction material in the tailings dam. In both deposits ore is mined on 20-foot benches. The milling pro-cess involves a 6,000-ton-per-day gold recovery facility. The recovery process involves crushing and grinding of the ore and recovering approximately 50% of the gold in a gravity circuit.
         The remaining gold and silver is dissolved in a weak sodium cya-nide solution and recovered with carbon adsorption and Merrill-Crowe precipitation. Overall recoveries are currently estimated at 95% gold and 59% silver for ore from the Sunbeam deposit, 82% gold and 59% silver for ore from the Grouse open pit deposit and 95% gold and 82% silver from the Grouse underground deposit. A refinery on the property produces a gold/silver dore that is fur-ther processed by a commercial refiner. The tailings from the cyanide process are impounded in a 15.5 million ton capacity double-lined tailings pond. All permits for this facility are in good standing. Salmon River Electric Cooperative, Inc. provides electrical power to the Grouse Creek gold mine.

         The Sunbeam deposit is being mined at a rate of 6,800 tons of ore per day at a current cut-off grade of 0.025 ounce per ton of gold equivalent and a stripping ratio of 3.2:1. The Grouse deposit will be mined at approximately the same rate and will have a cut-off grade of 0.025 ounce per ton of gold equivalent and a strip-ping ratio of 3.8:1.

         Reclamation activities include the partial backfill and revegeta-tion of the Sunbeam deposit and the Grouse deposit and covering, recontouring and revegetating the tailings surface and construc-tion of a permanent spillway. The waste dump and haul roads will be recontoured and revegetated. Process facilities will be re-moved and foundations will be buried. Concurrent reclamation practices will be employed whenever possible. The reclamation plans have been approved by the appropriate state and federal agencies. Reclamation expense recognized in 1994 totalled $12,475.

         The Company believes that there is potential for extending and discovering additional gold reserves at the mine. The Company is focusing exploration efforts on extension of known mineral depos-its and on two known mineral occurrences in the district. An ex-ploration program continues in 1995 to evaluate the economic po-tential of areas below and adjacent to both pits.

         During 1994, the Company was a party to or intervened in litiga-tion related to the Grouse Creek mine (see Note 8 of Notes to Consolidated Financial Statements). In addition, on March 8, 1995, the District Court issued an order dissolving the injunction in the Pacific Rivers litigation described in Note 8.

         As of December 31, 1994, there were 172 employees at the Grouse Creek gold mine. The employees are not represented by a bargain-ing agent.

         LA CHOYA GOLD MINE - SONORA, MEXICO

         The La Choya gold mine is located 30 miles south of the U.S. bor-der in the State of Sonora, Mexico, and is 100% owned by the Com-pany through a Mexican subsidiary. The La Choya gold mine is the Company's first operation outside the U.S. and Canada. In May 1992, the Company exercised its option to purchase the Mexican mineral concessions related to this property, which includes a land position of over 40,000 acres.

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

         An exploration drilling program continues into 1995 in an effort to expand the gold reserves and mine life at the La Choya gold mine. Drilling results in 1994 were successful in adding ap-proximately 55,000 ounces of contained gold to the proven and probable reserve category. The Company believes there is poten-tial to discover additional gold reserves within the mining con-cessions currently controlled by the Company.

         Information with respect to production, proven and probable min-
         eral reserves, and average cost per ounce of gold produced as of the dates indicated are set forth in the following table:
                                                       Years
                                     ------------------------------------
             Production (100%)         1994<F1>       1993         1992
             -------------------     -----------   ----------   ---------
             Ore mined (tons)         2,026,381          - -          - -
             Ore crushed (tons)       1,979,463          - -          - -
             Gold (ounces)               47,861          - -          - -

             Proven and Probable
             Mineral Reserves<F2>
             -------------------
             Total tons               6,138,000    6,138,000    4,283,000
             Gold (oz. per ton)           0.032        0.037        0.039

             Average Cost per Ounce
             of Gold Produced
             ----------------------













             Cash Production Costs<F3>     $243          - -          - -
             Full Production Cost<F3>      $337          - -          - -

             ----------------------------------

              <F1> Production at the La Choya mine commenced in February
                   1994.

              <F2> For proven and probable mineral reserve assumptions,
                   including assumed metals prices, see Glossary of Certain Mining Terms.

              <F3> Includes approximately $2.1 million in start-up cost
                   expensed in the first quarter of 1994.

         Reclamation activities will be completed at the end of the mine's life and will include rinsing of the heap leach pads, followed by recontouring of the pads, and regrading and revegetating the site. Reclamation expense recognized in 1994 totaled $269,032.

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

         LUCKY FRIDAY MINE - IDAHO

         The Lucky Friday, a deep underground silver and lead mine, located in northern Idaho and 100% owned by the Company, has been a pro-ducing mine for the Company since 1958. The mine operated con-tinuously until low metals prices and rockburst activity forced the suspension of operations in April 1986. During the shutdown, the Company's engineers began converting portions of the mine to a mechanized underhand mining method designed to increase produc-tivity and reduce rockburst activity. Production was resumed at the Lucky Friday mine in June 1987 and continued uninterrupted until August 30, 1994, when an ore-conveyance accident forced suspension of operations until repairs could be made. Operations resumed on December 5, 1994, and steady-state production was achieved in February 1995. The Company is insured for the major-ity of the costs and lost production resulting from the accident.

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

         The ore-bearing structure at the Lucky Friday mine is the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The ore body is located in the Revett Formation which is known to provide excellent host rocks for a number of ore bodies in the Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south, with an av-erage width of six to seven feet. The principal ore minerals are galena and tetrahedrite, with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous ore body in and along the Lucky Friday Vein. The major part of the ore body has extended from the 1200-foot level to and below the 5660-foot level, which is currently being developed.

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

         The Lucky Friday mine's mill facility and surface and underground equipment are in good working condition. The mill was originally constructed approximately 33 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis. Signifi-cant improvements to the mill include installation of coarse ore feeder bins in 1982, a new ball mill in 1984, installation in 1989 of a new zinc column cell to improve the purity of zinc concen-trates, and in 1991, upgrading of tailings pumps. Improvements to the mine include construction of the Silver Shaft and installation of a new compressor plant during 1980 through 1983; installation of a new ventilation system during 1985; and, since 1986, con-struction of a new ore pass system servicing the Silver Shaft at the deepest levels of the mine. The net book value of the Lucky Friday mine property and its associated plant and equipment was $27.4 million as of December 31, 1994.

         Reclamation activities are contemplated to include stabilization of tailings ponds and waste rock areas. The current reclamation accrual is in excess of the estimated reclamation costs, and no reclamation expense was recognized in 1994.

         Even though recent historical production costs have exceeded rev-enues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered which excludes the possible development of the Gold Hunter property (see following paragraph), and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Lucky Friday mine is recoverable from future undis-counted cash flows generated from operations and considering the estimated salvage value of surface plant, equipment and the value associated with property rights. In evaluating the carrying value of the Lucky Friday mine, the Company used fixed metal prices of $5.00 per ounce of silver, $0.30 per pound of lead and $0.57 per pound of zinc through 2004, the estimated end of commercial pro-duction. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs cur-rently being experienced at the Lucky Friday mine, adjusted for anticipated changes resulting from the execution of the Company's mine production plan. Based upon these projected factors, the Company estimates that future cash and full production costs per ounce of silver produced over the remaining life of the mine would be approximately $3.76 and $4.62, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. With respect to the Lucky Friday mine, the principal reasons that cash costs per ounce are assumed to be lower than recent historical amounts are: (i) slightly higher silver grades, somewhat offset by lower lead grades; (ii) the effect of lead by-product revenues (which are credited against the production costs of silver produced) at $0.30 per pound which is higher than recent actual prices; and (iii) economic gains (i.e., lower cost per ton of ore milled) by oper-ating the existing mill at higher capacity than the current lev-els. If the mineral resource associated with the Gold Hunter property described below is not fully developed by the Company, management of the Company believes that a material write-down in the carrying value of the Lucky Friday mine is unlikely based upon present economic conditions.

         During 1991, the Company discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, about 5,000 feet northwest of the existing Lucky Friday workings. In an extensive exploration program in 1992, the Company undertook an underground evaluation of the Gold Hunter property mineralization. The program discovered mineral-ization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a feasibility study were completed during 1993. In 1994, the Company approved the first phase of development of the Gold Hunter property. The first phase of de-velopment consists primarily of driving an access drift from the 4900-foot level of the Lucky Friday workings which will intersect the Gold Hunter ore zone approximately 850 feet below the pres-ently developed area. The new access drift will require approx-imately 7,000 feet of development excavation and cost approxi-mately $4.7 million. Including the cost of the new access drift, it is presently estimated that approximately $21 million in capi-tal expenditures will be required to bring the Gold Hunter into full production. The entire project is expected to take approx-imately three years to complete.

         The Gold Hunter property is controlled by the Company under a long-term operating agreement, which entitles the Company, as op-erator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. The Company will be obligated to pay a royalty after it has recouped its costs to explore and de-velop the properties, which as of December 31, 1994, totaled ap-proximately $8.8 million.

         The Lucky Friday silver-lead concentrate product is shipped pri-marily to the ASARCO smelter at East Helena, Montana. The silver contained in the concentrates is returned to the Company under a tolling arrangement. The Company then sells the tolled silver to major metal brokers. The pricing of the silver is based on worldwide bullion markets. The lead and gold contained in the concentrates are sold to ASARCO. The Lucky Friday zinc concen-trates are shipped to Cominco's smelter in Trail, British Colum-bia, Canada, and are sold under an agreement with Cominco Ltd.

         In the event agreements with ASARCO and Cominco are terminated, the Company believes that new agreements could be negotiated with other smelters. However, at present metal prices, increased costs associated with transporting the concentrate product a greater distance to other smelters may render operations at the Lucky Friday mine uneconomical resulting in possible mine closure. If this were to occur, the Company may be required to write down all or a part of its investment in the Lucky Friday mine.

         Based on the Company's experience in operating deep mines in the Coeur d'Alene Mining District, where the persistence of mineral-ization to greater depths may be reliably inferred from operating experience and geological data, the Company's policy is to develop new levels at a minimum rate consistent with the requirements for uninterrupted and efficient ore production. A new level is devel-oped and brought into production only to replace diminishing ore reserves from levels being mined out. The length and strength of the ore body have not materially diminished on the lowest devel-oped level of the mine. Based upon this factor, drilling data and extensive knowledge of the geologic character of the deposit, and many years of operating experience in the Lucky Friday mine and Coeur d'Alene Mining District, there are no geologic factors known at present which appear to prevent the assumed continuation of the Lucky Friday ore body for a considerable distance below the low-ermost working level. Although there can be no assurance of the extent and quality of the mineralization which may be developed at greater depths, the existing data and operating experience jus-tify, in the opinion of the Company's management and based upon industry standards, the conclusion that the mineralization will extend well below the 6200-foot level, which is the existing bot-tom of the mine's Silver Shaft.

         Information with respect to production, proven and probable mineral reserves, and average cost per ounce of silver produced for the past five years is set forth in the table below:
                                                                   Years
                                      ------------------------------------------------------------
         Production (100%)             1994<F2>       1993        1992        1991         1990
         -------------------          ----------   ----------   ---------   ---------  -----------
         Ore milled (tons)               124,986      179,579     175,170     152,150      147,671
         Silver (ounces)               1,306,884    2,122,738   2,031,779   1,850,531    1,894,944
         Gold (ounces)                       605          972         965         928          916
         Lead (tons)                      13,214       19,795      21,336      18,857       17,333
         Zinc (tons)                       2,431        4,385       4,213       3,164        3,306

         Proven and Probable
         Mineral Reserves<F1>
         ---------------------

         Total tons                      450,685      414,315     446,105     440,060      527,830
         Silver (oz. per ton)               13.9         14.4        14.3        13.6         14.5
         Lead (percent)                     13.9         14.3        13.4        12.8         13.4
         Zinc (percent)                      2.9          3.0         2.3         2.8          2.7

         Average Cost per Ounce
         of Silver Produced
         ----------------------

         Cash Production Costs            $ 5.81       $ 5.54      $ 4.12      $ 5.01       $ 4.54
         Full Production Cost             $ 7.17       $ 6.77      $ 5.35      $ 6.20       $ 6.25


         -------------------------------

              <F1> At the Lucky Friday mine, reserves lying above or between developed levels are classified as proven reserves.  Reserves lying below the lowest developed level, projected to 100 feet below the lowest level or to one-half the exposed strike length, whichever is less, are classified as probable reserves.
                   Mineralization known to exist from drill-hole intercepts does not meet the
                   Company's current proven or probable reserve criteria and is excluded from these reserve categories.  For additional proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain
                   Mining Terms.

              <F2> Production decreases in 1994 are due primarily to the suspension of operations resulting from the August 30, 1994 ore-conveyance accident.

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

         The cash and full production costs per ounce of gold increased from $257 and $347, respectively, in 1993 to $344 and $367, re-spectively, in 1994. The increases are due principally to a decrease in the average ore grade processed in 1994 compared to 1993. This resulted in lower gold production in 1994 without a significant decrease in production costs. The increase in the full production cost per ounce of gold was partially offset by a decrease in depreciation expense in 1994.

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

         The parent company of MK Gold recently announced its intent to sell its interest in MK Gold. Management does not believe that any sale will have an adverse effect on the operations at the American Girl mine, but there can be no assurance.

         The American Girl mine is held through a combination of patented and unpatented claims either owned outright or through leases. Properties are subject to underlying net smelter return royalties ranging from 3.5% to 12.5%.

         The property contains several ore bodies from which ore has been and is currently being mined. At the present time, ore is being mined from surface pits and underground production areas in the American Girl Canyon area. Ore is processed by heap leaching and conventional milling in facilities owned by the joint venture. Electric power is generated on-site by equipment owned by the joint venture. The total full-time employees at the site as of December 31, 1994 was 183. Employees at the American Girl mine are not represented by a bargaining agent. The Company's basis in the American Girl mine property, plant and equipment was $3.0 million at December 31, 1994. A portion of reclamation activity is being performed concurrently with operations at the American Girl mine. Reclamation activity includes backfilling mine pits, recontouring and revegetating pits and heap leach pads. Final reclamation will include removal of buildings and closure of underground mine openings. Reclamation expense recognized in 1994 totalled $24,205.

         Information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of gold produced for the dates indicated are set forth in the table below:






















                                                     Years
                                     -----------------------------------

        Production (47%)                1994          1993      1992<F1>
        --------------------------   ---------     ---------   ---------
        Total ore processed (tons)     704,489       433,504      47,685
        Gold (ounces)                   30,624        35,192       1,922

        Proven and Probable
        Mineral Reserves (47%)<F2>
        --------------------------

        Total tons                   3,428,000<F3> 1,814,200   1,151,640
        Gold (oz. per ton)               0.049         0.078       0.103

        Average Cost per Ounce
        of Gold Produced
        -----------------------

        Cash Production Costs            $ 344         $ 257       $ 348
        Full Production Cost             $ 367         $ 347       $ 406

        ------------------------------------

              <F1> Equinox acquired the property in December 1992;
                   represents data for the month ended December 31, 1992.

              <F2> For proven and probable mineral reserve assumptions,
                   including assumed metals prices, see Glossary of Certain Mining Terms.

              <F3> The increase in the mineral reserves from 1993 to 1994 is due to additional lower-grade tons being added to the proven and probable category during 1994.

         The Company anticipates that sufficient ore exists in the American Girl, Oro Cruz and Padre-Madre mine areas to enable surface and underground mining to continue into 1998. The Company's share of annual gold production is expected to be 30,000 and 35,000 ounces of gold in 1995 and 1996, respectively. Exploration for ad-ditional surface and underground ore, which has been successful in the past, is expected to continue.

         ROSEBUD GOLD PROJECT - NEVADA

         The Rosebud gold project is located in the Rosebud Mining Dis-trict, in Pershing County, Nevada, and consists of 46 unpatented lode mining claims (the "Hecla Claims"), a 52% interest in 49 lode mining claims held under a joint venture with N.A. Degerstrom Inc. (the "Degerstrom Claims") and a 100% interest in 411 lode mining claims (the "Lac Claims") totalling 10,120 acres (the Hecla Claims, the Degerstrom Claims and the Lac Claims collectively comprise the "Rosebud Project"). The Rosebud Project may be reached from Lovelock, Nevada, by travelling a distance of approximately 50 miles on an all weather gravel road. Capitalized expenditures at the Rosebud Project totaled $8.1 million at December 31, 1994.

         In 1993, Equinox sold a 2.5% net smelter return royalty and an option to purchase for $2.5 million an additional 1.5% net smelter return royalty on the property to Euro-Nevada Mining Corporation Inc. ("Euro-Nevada"). The option must be exercised within 30 days after delivery by the Company to Euro-Nevada of a feasibility study and production decision on the Rosebud Project.

         Until 1991, all significant gold mineralization and most of the 115,000 feet of drilling in 167 holes had been completed on what is known as the Dozer Hill Zone, a northeast trending zone ex-tending a distance of about 1,500 feet within portions of 10 claims within the Hecla Claims and the Lac Claims.

         In 1991, 58,691 feet of drilling was carried out to test explora-tion targets east of the Dozer Hill Zone and to further evaluate the property. This exploration drilling encountered a new zone of high-grade gold mineralization (the "East Zone") about 1,000 feet east of the Dozer Hill Zone within portions of three claims within the Hecla Claims and Lac Claims, although numerous low-grade drill intersections in between suggest the two zones may be connected. Mineralization appears related to the low angle South Ridge fault which underlies most of the area of interest. Mineralization in the Dozer Hill Zone occurs above this fault while mineralization in the East Zone occurs within and below this fault.

         Results to date indicate that gold mineralization in the East Zone, as in the Dozer Hill Zone and many other volcanic-hosted gold deposits, is erratically distributed with numerous low-grade holes interspersed with higher grade holes over an area of ap-proximately 1,000 feet east-west and 1,000 feet north-south. Drilling has also intersected further mineralization approximately 700 feet east of the East Zone. Hydrological studies have also been carried out.

         In 1992, an additional 35,000 feet of drilling in 56 holes was completed on the Rosebud Project. This was followed by metal-lurgical studies and permit preparation for an advanced under-ground exploration program. In 1993, the underground exploration program was started. During 1994 the Company spent approximately $5.6 million at the Rosebud property. Underground work included 3,600 feet of drifting, 25,000 feet of underground diamond drill-ing, and 30,000 feet of surface diamond drilling designed to fur-ther delineate the ore body.

         The following table presents the proven and probable mineral re-serves for the Rosebud Project as of the dates indicated:

              Year     Total        Gold       Gold     Silver    Silver
              End     Reserves   Avg. Grade  Content  Avg. Grade  Content
             12/31    (tons)<F1>   (oz./ton)   (ozs.)  (ozs./ton)  (ozs.)
             -----   ----------  ----------  -------  ---------  ---------
             1994    1,641,000<F2> 0.356     584,000     2.25    3,694,000
             ----

             1993    1,984,000     0.258     512,000     1.81    3,584,000
             ----

             -----------------------

                 <F1>  For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

                 <F2>  The decrease in the tons of proven and probable
                       mineral reserves in 1994 compared to 1993 is at-tributable to further delineation drilling of the ore body during 1994 which resulted in fewer reserve tons. However, this was more than offset by a higher average gold grade per ton.

         Permitting related work during 1994 included the preparation of the Plan of Operations submitted to the Bureau of Land Management in July. National Environmental Policy Act scoping is underway to determine any significant impacts. Scoping will provide the basis for preparation of final environmental assessment documents which could include an environmental impact statement.

         Activities in 1995 are expected to include detailed design and a feasibility study in the fourth quarter. The permitting effort is expected to continue through the majority of 1995. The Company is subject to, among other items, obtaining the appropriate regula-tory approvals and satisfactory completion of a feasibility study and intends to begin construction of the mine and related facili-ties as early as 1996. Production could follow as early as the first quarter of 1997. Commencement of construction and produc-tion could be delayed if an environmental impact statement is de-termined to be required for the project. The feasibility study will assess the potential to produce approximately 70,000 to 80,000 ounces of gold annually. Although the project is in pre-liminary stages, if a determination is made to develop the project, capital costs are expected to be, at a minimum, approxi-mately $38 million.

         Patents have been applied for on 13 claims at the Rosebud prop-erty. These claims contain all of the proven and probable re-serves (see Regulation of Mining Activity).

         REPUBLIC MINE - REPUBLIC, WASHINGTON

         The Company owns the Republic mine located in the Republic Mining District near Republic, Washington, which consists of several as-sociated properties, a mill and ancillary surface plants. In February 1995, the Company completed operations at the Republic mine and has commenced certain reclamation work in connection with the mine and mill closure. The Company's land position in the Republic area consists of approximately five square miles, where the Company may continue exploration efforts in the future. The Company's exploration efforts since 1990 have been unsuccessful.

         The cash and full production costs per ounce of gold increased from $207 and $262 in 1993 to $250 and $306 in 1994, respectively. The increases are due principally to a decrease in the average ore grade processed in 1994 compared to 1993. This resulted in lower gold production in 1994 without a significant decrease in produc-tion costs.

         In 1994, the Company recorded an additional reclamation and clo-sure costs accrual of $7.3 million. At December 31, 1994, the accrued reclamation and closure costs balance totaled $8.4 mil-lion. Reclamation and closure efforts will begin in 1995.

         Also in 1994, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect the estimated net realizable value of the Republic mine's property, plant and equipment. The adjustments totaled $7.2 million as a write-down of property, plant, equipment, and supplies inventory of the Re-public mine (see Note 5 of Notes to Consolidated Financial State-ments). The remaining net book value of the Republic mine prop-erty and its associated plant and equipment was approximately $2.5 million representing the estimated residual value as of December 31, 1994.

         Information with respect to production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years is set forth in the table below:
                                                                  Years
                                        -----------------------------------------------------------
             Production (100%)           1994         1993          1992        1991        1990
             -----------------          -------      -------       -------     -------     -------
             Ore milled (tons)          120,165      110,846       102,631      96,562      92,843
             Gold (Au) (ounces)          39,085       49,601        58,343      77,736      81,397
             Silver (Ag) (ounces)       283,326      276,688       299,957     311,445     326,346

             Proven and Probable
             Mineral Reserves<F1>
             ----------------------
             Total tons                     - -     103,533<F2>    269,736     401,318     437,580
             Gold (oz. per ton)             - -         0.43          0.52        0.53        0.65
             Silver (ozs. per ton)          - -          2.7           3.2         3.2         3.5

             Average Cost per
             Ounce of Gold Produced
             ----------------------
             Cash Production Costs        $ 250        $ 207         $ 176       $ 143       $ 128
             Full Production Cost         $ 306        $ 262         $ 221       $ 176       $ 143


             -------------------------

              <F1> Reserves represent diluted in-place grades and do not reflect losses in the recovery processes.  Dilution was effected through application of 1.0 foot on either side of the vein for any sample thicker than 2.1 feet.  For samples thinner than 2.1 feet, dilution was effected with whatever thickness was necessary to equal 4.0 feet.  For additional proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining
                   Terms.











              <F2> In 1993 a negative mineral reserve adjustment was made totalling approximately
                   39,000 ounces of gold and 235,000 ounces of silver. Most of the adjustment was necessary when development encountered erratic mineralization in an upper level ore zone which was previously estimated to be continuous reducing the tonnage available for mining by 33,765 tons.  Other various adjustments attributable to the reduction totaled 867 tons.


         There were 85 people employed at the Republic mine at December 31, 1994. Employees at Republic are not represented by a bargaining agent.

         CACTUS MINE - CALIFORNIA

         The Cactus mine consists of approximately 1,600 acres of leasehold lands, mining claims and millsites, located approxi-mately 85 miles northeast of Los Angeles, California, in the Mojave Mining District. The property is readily accessible year-round by all-weather roads. The Company currently has a 63.75% effective interest in Cactus Gold Mines Company ("Cactus") and manages Cactus' two open-pit heap leach mines, the Middle Buttes and Shumake. The Company, as manager of Cactus, receives a management fee equal to 2% of net revenues of Cactus as defined in the mining venture agreement and is reimbursed for costs incurred on behalf of Cactus.

         The full production cost per ounce of gold decreased from $309 in 1993 to $217 in 1994. The decrease is due principally to a decrease in depreciation expense in 1994 as the property, plant and equipment were fully depreciated in 1993.

         The Middle Buttes mine began production in August 1986. During 1991, operations were completed at the Middle Buttes mine, and the remaining recoverable gold was processed. Development of the Shumake mine was completed in November 1988, with commercial production beginning in December 1988. Mining operations at the Shumake mine were completed in February 1992. Nominal gold production is expected during 1995 as heap leaching operations are completed. Reclamation efforts are ongoing. Reclamation expense of $97,990 was recognized in 1994.

         The book value of the Company's interest in the Cactus mine property and its associated plant and equipment was fully depreciated as of December 31, 1993. Southern CalEdison supplies electrical power to the Cactus mine. As of December 31, 1994, there were 15 employees at the Cactus mine. Employees at the Cactus mine are not represented by a bargaining agent.

         Cactus is owned 75% by Middle Buttes Partners Limited ("MBPL") and 25% by Compass Mining Inc. MBPL is a limited partnership in which the Company is both the sole general partner (52.50%) and a limited partner (11.25%). The Company, as general partner of MBPL, receives 75% of the production from Cactus subject to payment of 11.25% of the net cash flows to the other limited partner of MBPL.

         The following table sets forth the information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years:
                                                                      Years
                                          -----------------------------------------------------------
         Production (75%)                 1994<F1>     1993<F1>     1992<F1>      1991         1990
         -----------------------          --------     --------     --------    ---------    ---------
         Ore processed (tons)                  - -          - -      315,328    1,760,714    1,750,275
         Gold (ounces)                       7,610        7,316       27,212       40,434       45,005
         Silver (ounces)                    19,555       24,165      114,415      162,760      184,349

         Proven and Probable
         Mineral Reserves
         -----------------------

         Total tons                            - -          - -          - -      234,140    1,615,182
         Gold (oz. per ton)                    - -          - -          - -         0.04         0.03

         Average Cost per
         Ounce of Gold Produced
         -----------------------

         Cash Production Costs               $ 217        $ 242        $ 213        $ 246        $ 226
         Full Production Cost                $ 217        $ 309        $ 337        $ 437        $ 366

         -----------------------

              <F1> Mining operations were completed in February 1992.  Gold recovery from the heap continued through 1994, but is expected to be completed in 1995.


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

         Minimum standards for strip mining reclamation have been estab-lished by various governmental agencies which affect K-T Clay's ball clay mining operations. The Tennessee Surface Mining Law and the Mississippi Geological Economics and Topographical Survey, Division of Mining and Reclamation, require all ball clay producers, including K-T Clay, to post a performance bond on acreage to be disturbed. The release of the bond is dependent on the successful grading, seeding and planting of spoil areas associated with current mining operations. In addition, the United States Environmental Protection Agency has issued guidelines and performance standards which K-T Clay must meet. K-T Clay may be required to obtain other licenses or permits from time to time, but it is not expected that any such requirements will have a material effect upon the Company's results of operations or financial condition.

         There were 162 people employed by K-T Clay at its ball clay op-erations as of December 31, 1994. Some of the hourly employees are represented by the United Steelworkers of America. The three-year labor agreement will expire on February 8, 1997.

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

         K-T Feldspar mines, processes and blends sodium feldspar and feldspar-silica products. It also produces by-product mica concentrate and construction sand. K-T Feldspar products are primarily used in the ceramic whiteware, glass and paint indus-tries.

         Markets for feldspar have fluctuated slightly over time as a result of mature market conditions. However, adverse shifts in market demand could occur due to mineral substitution and de-creased demand for end-use products. Feldspar currently com-petes with nepheline syenite in some market segments and substitution between minerals is linked to economics, physical-chemical characteristics and supplier reliability. The marketing of feldspar to the ceramics and filler industries is carried out by K-T Clay's sales force and through sales and distribution agents.

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

         The Company operates mines at Mesita, Colorado, and in northern New Mexico as well as processing plants at San Acacio and Anto-nito, Colorado. All mining is open pit with minimal require-ments for the removal of overburden.

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

         Even though recent historical production costs have exceeded revenues realized from the sale of recovered metals and mining operations at the Greens Creek mine are currently suspended, based upon management's estimates of metal to be recovered and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, the Company used fixed metal prices of $395 per ounce of gold, $5.60 per ounce of silver, $0.28 per pound of lead and $0.46 per pound of zinc through 2013, the estimated end of commercial production.
         These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, the Company estimates that future cash and full production costs per ounce of silver produced over the remaining life of the mine would be $1.98 and $4.27, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. With respect to the Greens Creek mine, the principal reason that cash costs per ounce are assumed to be less than historical amounts is an increase in the grade of ore processed.

         The Greens Creek deposit consists of zinc, lead, and iron sulfides and copper-silver sulfides and sulfosalts with sub-stantial contained gold and silver values, having a vein-like to blanket-like form of variable thickness. The ore is thought to have been laid down by an "exhalative" process (i.e., volcanic-related rifts or vents deposited base and precious metals onto an ocean floor). Subsequently, the mineralization was folded and faulted by multiple generations of tectonic events.

         The estimated mineral reserves for the Greens Creek mine are computed by Kennecott Greens Creek Mining Company's geology and engineering staff with technical support from Kennecott Cor-poration. Geologic interpretations and reserve methodology are reviewed, but the reserve compilation is not independently con-firmed by the Company in its entirety. Information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of silver produced is set forth in the table below:

















                                                                     Years
                              -----------------------------------------------------------------------
         Production          1994<F1>(29.7%) 1993<F1><F2>(29.7%)   1992(28%)   1991(28%)    1990(28%)
         -------------------  --------------   -----------------   ---------   ---------    ---------
         Ore milled (tons)               - -              33,638     123,526     120,187      107,445
         Silver (ounces)                 - -             551,107   1,959,368   2,178,141    2,144,389
         Gold (ounces)                   - -               2,826       9,094      10,505       10,705
         Zinc (tons)                     - -               3,453      11,385      11,906       10,391
         Lead (tons)                     - -               1,298       4,650       4,863        4,698

         Proven and Probable
         Mineral Reserves<F3>
         -------------------

         Total tons                2,585,000           1,911,000   3,422,000   3,876,000    1,782,000
         Silver (ozs. per ton)          19.2                16.0        12.7        13.3         15.1
         Gold (oz. per ton)             0.16                0.14        0.13        0.12         0.13
         Zinc (percent)                 13.1                14.4        13.2        12.8         12.4
         Lead (percent)                  4.7                 4.7         4.0         4.0          4.2

         Average Cost per
         Ounce of Silver Produced
         ------------------------

         Cash Production Costs           - -              $ 5.11      $ 4.82      $ 3.94       $ 2.52
         Full Production Cost            - -              $ 7.16      $ 6.54      $ 5.43       $ 4.69

         -------------------

              <F1> Operations were suspended in April 1993 and placed on a standby basis.

              <F2> Equity during the period of active production was 28.08%, but was increased to
                   29.73% by the time of the reserve determination.

              <F3> For proven and probable mineral reserve assumptions and definitions, see
                   Glossary of Certain Mining Terms.

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

         OTHER INTERESTS

         URANIUM ROYALTIES

         The Company receives minimum royalties from certain of its uranium properties located in the Ambrosia District near Grants, New Mexico, leased by the Company to Rio Algom Corpora-tion, successor to Kerr-McGee Corporation. The leases covering the properties continue in effect so long as these royalties are paid, but terminate if defined mining operations are not conducted on such properties during a continuous period of 36 months. Although uranium mining operations have been suspended on the properties, Rio Algom continues to recover uranium from the underground leach solutions from which the Company will continue to receive royalties.

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

         EXPLORATION

         The Company conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. The Company owns or con-trols patented and unpatented mining claims, fee land, mineral concessions, and state and private leases in six states in the U.S. and two Mexican states. The Company's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, and (3) advanced-stage exploration acquisition opportunities. The Company is currently concentrating its exploration activities at the La Choya and Grouse Creek gold mines and the Rosebud project. The Company remains active in other exploration areas and is seeking advanced-stage acquisition opportunities in the United States and Mexico.

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

         INDUSTRY SEGMENTS

         Financial information with respect to industry segments is set forth in Note 11 of Notes to the Consolidated Financial State-ments.

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

                                      Average Metal Prices
                         -------------------------------------------------
                                  Silver                    Gold
                 Year    (per oz.-Handy & Harman)   (per oz.-London Final)
                 ----    ------------------------   ----------------------
                 1994              $ 5.28                  $ 384
                 1993              $ 4.30                  $ 360
                 1992              $ 3.94                  $ 344
                 1991              $ 4.04                  $ 362
                 1990              $ 4.82                  $ 383

         The Company cannot compare sales from its ball clay mining opera-tions with sales of other ball clay producers because the princi-pal competitors are either family-owned or divisions of larger, diversified companies, but the Company believes that K-T Clay is one of the largest producers of ball clay in the United States. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989, the Company has also become an important producer in the United States of ceramic-grade kaolin. The principal competitors of the Company in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company, and Old Hickory Clay Com-pany. The principal competitors of the Company in the kaolin in-dustry, are Albion Kaolin Company, Evans Clay Company, JM Huber Corporation, English China Clay Company and Dry Branch Kaolin Company. The Company, with the acquisition of Indusmin Incorpor-ated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of the Com-pany in the feldspar industry are Feldspar Corporation and Unimin Corporation.

         The Company competes with other producers of scoria and with man-ufacturers of ceramic briquettes in the production and sale of briquettes. The Company has limited information as to the size of the barbecue briquette industry, but believes that it supplies a major portion of the scoria briquettes used in gas barbecue grills. Price and natural product characteristics, such as color, uniformity of size, lack of contained moisture and density, are important competitive considerations. The Company believes that it has a significant portion of the landscape scoria market east of the Continental Divide.

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

         With respect to the acquisition of mineral interests and explora-tion activities, which in terms of continuing growth and success may be the most important area of the Company's activities, the Company competes with numerous persons and with companies, many of which are substantially larger than the Company and have consid-erably greater resources.

         REGULATION OF MINING ACTIVITY

         The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. It is the Company's policy to comply with the directives and regulations of MSHA. In addition, the Company takes such necessary actions as, in its judgment, are required to provide for the safety and health of its employees. MSHA directives have had no material adverse impact on the Company's results of operations or financial condition, and the Company believes that it is substantially in compliance with the regulations promulgated by MSHA.

         All of the Company's exploration, development, and production ac-tivities in the United States, Mexico, and Canada are subject to regulation under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protec-tion of natural resources, protection of antiquities and reclama-tion of lands which are disturbed. The Company believes that it is in substantial compliance with applicable environmental regu-lations. Many of the regulations also require permits to be ob-tained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how the Company conducts many aspects of its business, management of the Company does not believe that they have a material adverse effect on its results of operations or financial condition at this time. The Company's projects are evaluated considering the cost and im-pact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, the Company's operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time. The Company believes that adequate provision has been made for disposal of mine waste and mill tailings at all of its operating and nonoperating properties in a manner which com-plies with current federal and state environmental requirements.

         Environmental laws and regulation may also have an indirect impact on the Company, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by smelters to which the Company sells its metallic concentrates and products have substantially increased over the past several years because of requirements that smelters meet revised environ-mental quality standards. The Company has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity of the United States is significantly further reduced because of environmental require-ments, it is possible that the Company's operations could be ad-versely affected.

         The Company is also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes li-ability for the release of hazardous substances, and the Endan-gered Species Act ("ESA"), which identifies endangered species of plants and animals and regulates activities to protect these spe-cies and their habitats. The Company has been implicated at some Superfund sites and is involved in litigation under the ESA (see
         Note 8 of Notes to Consolidated Financial Statements). Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

         During the past three years, the U.S. Congress considered a number of proposed amendments to the General Mining Law of 1872, as ame-nded (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one year moratorium on pro-cessing of new patent applications was approved. In addition, a variety of legislation is now pending before the U.S. Congress to further amend the General Mining Law. The pending legislation would, among other things, impose royalties and new reclamation, environmental controls and restoration requirements. Each of the current legislative proposals would impose some form of royalty payable to the U.S. Government on the value of minerals extracted from certain federal lands. The extent of any such changes is not presently known and the potential impact on the Company as a re-sult of congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General

         Mining Law could adversely affect the Company's ability to eco-nomically develop mineral resources on federal lands. Approx-imately 43% of the proven and probable gold reserves and approx-imately 20% of the proven and probable silver reserves located at the Grouse Creek project are located on fully patented mining claims. The balance of such proven and probable mineral reserves are located within mineral claims for which the Company has ap-plied for patents and has received a first half of Mineral Entry Final Certificate. Upon the determination of the mineral charac-ter of these claims by a Federal Mine Examiner, the Company be-lieves patents will be issued to the Company covering these claims. Although there can be no assurance as to the ultimate impact of legislative action on these claims or the Company's ability to patent these claims under the existing General Mining Law, the Company believes that the pending legislation to amend the General Mining Law will not adversely affect the right of the Company to receive patents for the Grouse Creek unpatented mining claims. The proven and probable mineral reserves at the Oro Cruz and Rosebud properties are located on claims that are unpatented.

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

                   CASH PRODUCTION COSTS PER OUNCE -- Calculated based upon
              total cash production costs, as defined herein, net of by-product revenues earned from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

                   DECLINE -- An underground passageway connecting one or
              more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are of ten driven in an upward or downward spiral, much the same as a spiral staircase.

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

                   FULL PRODUCTION COSTS PER OUNCE -- Calculated based upon
              total full production costs, as defined, divided by the total ounces of the primary metal produced.

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

                          East Ore Area   West Ore Area  Southwest Ore Area
                          ------------- --------------  ------------------
                Gold           $ 340           $ 350            $ 360
                Silver          4.50            4.75             5.00
                Lead            0.33            0.28             0.28
                Zinc            0.60            0.57             0.50

         Greens Creek Mining Company's estimates of proven reserves and probable reserves at December 31, 1993 are based on silver prices of $4.75 per ounce, gold prices of $350 per ounce, zinc prices of $0.57 per pound, and lead prices of $0.28 per pound. MK Gold's estimates of proven and probable reserves at December 31, 1994 and 1993 are based on gold prices of $400 and $380 per ounce, respec-tively.

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

              PROBABLE RESERVES -- Resources for which tonnage and grade and/or quality are computed primarily from information simi-lar to that used for proven reserves, but the sites for in-spection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

              PROVEN RESERVES -- Resources for which tonnage is computed from dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is com-puted from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well estab-lished. The computed tonnage and grade are judged to be ac-curate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20%.

              RESERVES -- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals.

              ROCKBURST -- Explosive rock failures caused by the pressure exerted by rock adjacent to mine openings far below the sur-face.

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

              TROY OUNCE -- Unit of weight measurement used for all pre-cious metals. The familiar 16-ounce avoirdupois pound equals
              14.583 Troy Ounces.

              UNDERHAND MINING -- The primary mining method employed in the Lucky Friday mine utilizing mechanized equipment, a ramp system and cemented sand fill. The method has proven effec-tive in reducing mining cost and rockburst activity.

              UNPATENTED MINING CLAIM -- A parcel of property located on federal lands pursuant to the General Mining Law and the re-quirements of the state in which the unpatented claim is lo-cated, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to ex-plore and mine such claim under the General Mining Law.

              VEIN -- A mineralized zone having a more or less regular de-velopment in length, width and depth which clearly separates it from neighboring rock.

              WASTE -- Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

         ITEM 3.   LEGAL PROCEEDINGS

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

         ITEM 6.   SELECTED FINANCIAL DATA
                   (dollars in thousands except for per-share amounts)

                                                     Years Ended December 31,
                                   ----------------------------------------------------------
                                     1994        1993        1992        1991        1990
                                   ---------   ---------   ---------   ---------  ----------
    Total revenue                  $ 133,974   $  96,060   $ 113,986   $ 121,130   $ 165,518
                                   =========   =========   =========   =========   =========
    Income (loss) before
    cumulative effect of
      changes in accounting
    principles                     $ (24,613)  $ (17,782)  $ (55,173)  $ (15,521)  $   2,342
    Cumulative effect of
    changes in accounting
      principles                         - -         - -        (103)        - -         - -
                                   ---------   ---------   ---------   ---------  ----------
    Net income (loss)                (24,613)    (17,782)    (55,276)    (15,521)      2,342
    Preferred stock dividends         (8,050)     (4,070)        - -         - -         - -
    Net income (loss) appli-       ---------   ---------   ---------   ---------  ----------
    cable to common share-
    holders                        $ (32,663)  $ (21,852)  $ (55,276)  $ (15,521)  $   2,342

                                   =========   =========   =========   =========   =========
    Income (loss) per common
    share before cumulative
      effect of changes in
      accounting principles
      and after preferred
      stock dividends              $   (0.74)  $   (0.58)  $   (1.59)  $   (0.46)   $    0.07
                                   ==========  ==========  ==========  ==========   =========
    Net income (loss) per common
      share                        $   (0.74)  $   (0.58)  $   (1.59)  $   (0.46)   $    0.07
                                   ==========  ==========  ==========  ==========   =========









    Total assets                   $  334,582  $  346,153  $  236,130  $  276,856   $ 277,939
                                   ==========  ==========  ==========  ==========   =========
    Long-term debt - Notes and
      contracts payable<F1>        $    1,960  $   50,009  $   71,219  $   80,322   $  72,554
                                   ==========  ==========  ==========  ==========   =========
    Cash dividends per common
    share                          $      - -  $      - -  $      - -  $      - -   $    0.04
                                   ==========  ==========  ==========  ==========   =========
    Cash dividends per preferred
      share                        $     3.50  $     1.77  $      - -  $      - -   $     - -
                                   ==========  ==========  ==========  ==========   =========
    Common shares issued           48,144,274  40,320,761  36,324,517  34,062,328  32,756,077

    Shareholders of record             13,196      13,549      14,859      17,127      18,032

    Employees                           1,204         919         826         911         981

    ----------------------------

         <F1> Includes $94,000 and $181,000 for 1991 and 1990, respectively, of long-term debt which is recorded in other noncurrent liabilities.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDI-TION AND RESULTS OF OPERATIONS1

         INTRODUCTION

         The Company is primarily involved in the exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these fac-tors is not possible to accurately predict. In the following de-scriptions, where there are changes that are attributable to more than one factor, the Company presents each attribute in descending order relative to the attribute's importance to the overall change.

         The Company recorded net losses applicable to common shareholders for each of the past three years in the period ended December 31, 1994. If the current market prices of gold, silver and lead do not increase and considering the Company's preferred dividend payment requirements, the Company expects to continue to experi-ence net losses applicable to common shareholders. However, even if metals prices remain at current levels, the Company's operating cash flows are expected to increase once anticipated production levels are achieved at the Grouse Creek mine. The Grouse Creek mine commenced operations in December 1994. Steady-state produc-tion levels are expected to be achieved during the second quarter of 1995.

         The volatility of metals prices requires that the Company, in as-sessing the impact of prices on recoverability of its assets, ex-ercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evalua-tion of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the asset. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expecta-tions for future production and market conditions.

         ------------------
         1    For definitions of certain mining terms used in this de-
         scription, see "Glossary of Certain Mining Terms" at the end of
         Item 1, page 38.

         Based on its periodic review of the status of various mining properties, the Company has determined that certain adjustments are appropriate to properly reflect net realizable values during the fourth quarter of 1994. These adjustments consisted primarily of the write-downs of properties, plants, equipment and supplies inventory totalling $7.9 million. The major portion of the ad-justments related to the $7.2 million write-down of property, plant, equipment and supplies inventory at the Republic mine, which will complete operations in February 1995. The balance of the adjustments relates to an additional $0.3 million write-down of exploration equipment and a $0.4 million write-down of the Zenda property.

         In 1995, the Company expects to produce approximately 199,000 ounces of gold compared to actual 1994 gold production of 128,000 ounces of gold. The 1995 estimated production includes 89,000 ounces from the Company's 80% interest in the Grouse Creek mine, 75,000 ounces from the La Choya mine, 33,000 ounces from the Company's interest in the American Girl mine and an additional 2,000 ounces from other sources. The Company's expected gold production increase in 1995 assumes a full year of production at the Grouse Creek and La Choya mines, which offsets the decrease in gold production due to the completion of operations at the Repub-lic mine in February 1995.

         The Company's share of silver production for 1995 is expected to be 2,300,000 ounces compared to 1994 production of 1,643,000 ounces. The expected increase is primarily due to new production at the Grouse Creek mine and resumption of operations at the Lucky Friday mine in December 1994, after the ore-conveyance accident suspended operations since August 30, 1994.

         In 1994, the Company shipped 986,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals is expected to in-crease in 1995 to 1,022,000 tons, principally due to increased shipments of slurry from K-T Clay de Mexico. Additionally, the Company expects to ship 690,000 cubic yards of landscape material from Mountain West Products.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the historical consolidated financial statements of the Company ap-pearing elsewhere herein.

         RESULTS OF OPERATIONS
         ---------------------

         1994 vs 1993
         ------------

         The Company acquired Equinox Resources Ltd. ("Equinox") effective March 11, 1994. The consolidated financial statements presented herein have been restated for all periods prior to the acquisition to include the financial position, results of operations, and cash flows of Equinox, which was accounted for as a pooling of inter-ests.

         The Company incurred a net loss of approximately $24.6 million ($0.56 per common share) in 1994 compared to a net loss of ap-proximately $17.8 million ($0.47 per common share) in 1993. After $8.1 million in dividends to preferred shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for 1994 was approximately $32.7 million, or $0.74 per common share compared to $21.9 million, or $0.58 per common share in 1993 after a $4.1 million preferred dividend. This loss was due to a variety of factors, the most significant of which are noted below in de-scending order of magnitude.

         Sales of the Company's products increased by approximately $35.9 million, or 38.6%, in 1994 as compared to 1993, principally the result of (1) increased product sales totalling $42.3 million, most notably from the La Choya gold mine in Mexico, which com-menced production in February 1994, and Mountain West Products, which was acquired in December 1993; and (2) increases in the average prices of lead and gold. These two factors were partially offset by decreased sales of approximately $9.4 million in the metals segment attributable to (1) the suspension of operations at the Greens Creek mine in April 1993; (2) decreased gold production in 1994 at the Republic gold mine due to lower-grade ore being mined and processed; and (3) decreased lead, silver and zinc pro-duction at the Lucky Friday mine resulting in part from the tem-porary suspension of operations due to the ore-conveyance accident on August 30, 1994. The Lucky Friday mine resumed operations in December 1994.

         Comparing the average metal prices for 1993 with 1994, gold in-creased by 7% from $360 per ounce to $384 per ounce, silver in-creased by 23% from $4.30 per ounce to $5.28 per ounce, and lead increased by 39% from $0.18 per pound to $0.25 per pound.

         Cost of sales and other direct production costs increased ap-proximately $24.5 million, or 30.6%, in 1994 compared to 1993, primarily a result of (1) production costs at the La Choya mine and K-T Clay de Mexico during 1994 totalling approximately $11.7 million and $2.9 million, respectively, due to the commencement of operations at these locations in early 1994; (2) increased pro-duction costs in 1994 at Mountain West Products (acquired in De-cember 1993) totalling approximately $10.4 million; and (3) in-creases in operating costs at various other operations totalling approximately $7.8 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totalling approximately $8.3 million, the two most notable of which are (1) the Greens Creek mine totalling $4.1 million, where decreased operating costs are the result of the suspension of operations in April 1993; and
         (2) the Lucky Friday mine resulting from the temporary suspension of operations due to the ore-conveyance accident on August 30, 1994.

         Cost of sales and other direct production costs as a percentage of sales from products decreased from 86% in 1993 to 81% in 1994, primarily due to increases in production and average metals prices realized in the metals division, as well as, improved sales within the industrial minerals segment during 1994. Management does not believe that the Company's cost of sales and other direct produc-tion costs are materially different from industry norms.

         Cash and full production cost per gold ounce increased from $229 and $298 in 1993, to $273 and $334 in 1994, respectively. The increases are mainly attributed to the initial start-up costs at the Grouse Creek and La Choya gold mines and decreased gold pro-duction from the Republic and American Girl gold mines due to de-clining ore grades.

         Cash and full production cost per silver ounce increased from $5.45 and $6.85 in 1993 to $5.81 and $7.17 in 1994, respectively.
         The increases are due primarily to decreased ore grade as well as lower lead, silver and zinc production from the Lucky Friday mine in 1994, resulting from the ore-conveyance accident on August 30, 1994. These were partially offset by an increase in the average price of lead and zinc in 1994. Lead and zinc are by-products in the process at the Lucky Friday mine, the net revenues from which are deducted from production costs in the calculation of produc-tion cost per ounce.

         Other operating expenses increased by approximately $19.8 million, or 101.4% from 1993 to 1994, due principally to (1) an increase in the provision for closed operations and environmental matters totalling $9.0 million related principally to the 1994 reclamation accruals for the Republic gold mine and the Coeur d'Alene Mining District totalling $7.3 million and $1.1 million, respectively;
         (2) an increase totalling $5.3 million in the reduction in carrying value of mining properties, which relates primarily to 1994 carrying value adjustments to certain properties, plants, equipment, and supplies inventory totalling $7.9 million as further described in Note 5 of Notes to Consolidated Financial Statements; (3) an increase in exploration expenditures of $2.7 million due principally to increased exploration activity during 1994 at the Greens Creek, Grouse Creek and La Choya mines; and (4) an increase in general and administrative costs of $3.0 million attributable primarily to costs totalling approximately $2.2 mil-lion incurred in connection with the March 11, 1994, acquisition of Equinox.

         Net other income was approximately $5.2 million in 1994 compared to $1.6 million in 1993. The increase is primarily due to (1) an increase in royalty income of approximately $2.8 million in 1994;
         (2) decreased interest costs totalling $2.6 million due to the June 1994 retirement of the Liquid Yield Option Notes ("LYONs") (see Note 7 of Notes to Consolidated Financial Statements); and
         (3) the January 1994 sale of the Company's investment in Granduc Mines Ltd. resulting in a gain of $1.3 million.

         In 1994, the Company recorded an extraordinary loss totalling ap-proximately $0.8 million on the retirement of the LYONs as further described in Note 7 of Notes to Consolidated Financial Statements. The loss relates principally to the write-off of the unamortized balance of deferred issuance costs related to the debt.

         Income taxes reflect a benefit of $0.5 million in 1994 compared to a $0.9 million benefit in 1993. The benefit in 1994 primarily reflects the carryback of 1994 and prior year net operating losses to reduce income taxes previously provided, partially offset by an Internal Revenue Service settlement and a provision for state in-come taxes. The benefit in 1993 primarily reflects a decrease in the deferred tax provision due to utilization of net operating loss carryovers.

         RESULTS OF OPERATIONS
         ---------------------
         1993 vs 1992
         ------------

         The Company acquired Equinox effective March 11, 1994. The con-solidated financial statements presented herein have been restated for all periods prior to the acquisition to include the financial position, results of operations, and cash flows of Equinox, which was accounted for as a pooling of interests.

         A net loss of approximately $17.8 million, or $0.47 per common share, was incurred in 1993 compared to a net loss of $55.3 mil-lion, or $1.59 per common share, in 1992. After $4.1 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for 1993 was $21.9 million, or $0.58 per com-mon share. The 1993 loss was due to a variety of factors, the most significant of which are discussed below.

         Sales of products decreased by $8.7 million, or 9%, in 1993 as compared to 1992, principally the result of (1) decreased gold production, the impact of which totals approximately $10.9 mil-lion, due to the winding down of operations at the Cactus mine, lower-grade ore mined and processed at the Republic mine, and the completion of operations at the Yellow Pine mine during the third quarter of 1992; (2) decreased silver, lead and zinc production, the impact of which totals approximately $9.4 million, due to suspension of operations at the Greens Creek mine in April 1993, and the sale of the Company's 25% interest in the Galena mine in May 1992; (3) decreases in the average prices of lead and zinc in 1993 compared to 1992, the impact of which totals approximately $1.7 million; (4) decreased production of lead at the Lucky Friday mine resulting from lower lead contained in the ore processed, the impact of which totals approximately $0.8 million; and (5) de-creased sales of ball clay from Kentucky-Tennessee Clay Company; all of which were partially offset by (1) increased revenue from the Company's acquisition of the American Girl mine totalling $10.0 million; (2) increased revenue from the Company's Apex facility totalling $1.8 million; (3) increased sales of feldspar totalling $1.3 million from K-T Feldspar Corporation, as well as increased sales of landscape products from the newly acquired Mountain West Products, and aggregate products from Colorado Aggregate Company; and (4) increases in the average prices of gold and silver in 1993 compared to 1992.

         Cost of sales and other direct production costs decreased by $4.7 million, or 6%, in 1993 as compared to 1992, primarily a result of
         (1) decreased operating costs totalling approximately $9.0 million at the Greens Creek mine due to suspension of operations in April 1993; (2) decreased operating costs totalling approximately $6.0 million at the Cactus mine due to the completion of mining opera-tions in February 1992; (3) decreased operating costs totalling approximately $1.6 million resulting from the sale of the Company's 25% interest in the Galena mine in May 1992; (4) de-creased operating costs totalling approximately $1.2 million at the Yellow Pine mine resulting from the completion of operations during the third quarter of 1992; and (5) decreased production costs totalling approximately $0.4 million at the Republic mine; all of which were partially offset by (1) operating costs in 1993 totalling approximately $7.5 million associated with the newly acquired American Girl mine; (2) increased operating costs during 1993 totalling approximately $4.5 million at the Apex facility, K-T Feldspar Corporation, Kentucky-Tennessee Clay Company's ball clay division, and Colorado Aggregate Company; and (3) operating costs in 1993 totalling approximately $0.3 million associated with the newly acquired Mountain West Products.

         Cost of sales and other direct production costs as a percentage of sales from products increased from 83% in 1992 to 86% in 1993, primarily due to (1) decreases in the gold grade at the Republic mine which decreased to 0.48 ounces per ton of ore mined in 1993 from 0.60 ounces per ton of ore mined in 1992; (2) declining lead and zinc prices which averaged $0.18 and $0.44 in 1993 compared to $0.25 and $0.56 in 1992, respectively; and (3) the care and main-tenance costs associated with the Greens Creek mine which were recognized in 1993 due to the suspension of operations in April 1993. Management does not believe that the Company's cost of sales and other direct production costs are materially different from industry norms.

         Cash and full production cost per gold ounce increased from $191 and $261 in 1992 to $229 and $298 in 1993, respectively. The in-creases are due principally to lower-grade ore being processed at the Republic mine resulting in fewer gold ounces produced. The increase in full cost per gold ounce was partially offset by de-creasing depreciation charges due to the completion of mining op-erations at the Cactus mine.

         Cash and full production cost per silver ounce increased from $4.51 and $5.89 in 1992 to $5.45 and $6.85 in 1993, respectively, due primarily to lower average prices in 1993 for lead and zinc. Lead and zinc are by-products, the revenues from which are netted against production costs in the calculation of production cost per ounce.

         Other operating expenses decreased by $44.5 million, or 70%, in 1993 as compared to 1992, primarily the result of (1) the 1992 reduction in carrying value of mining properties totalling $28.4 million, including (a) a $13.5 million write-down to reflect the estimated net realizable value of the Company's interest in the Apex facility; (b) a $9.0 million write-down of the Consolidated Silver property in northern Idaho and the Hog Heaven property in northwest Montana due to depressed silver prices; (c) a $3.5 mil-lion write-down to reflect the estimated net realizable value in the Company's interest in the Lisbon Valley project in Utah; (d) a $1.9 million write-down of the Creede and Hardscrabble gold and silver properties located in Colorado due to depressed precious metals prices; and (e) a $0.5 million write-down of certain newly acquired Equinox mining properties; (2) the 1992 provision for closed operations and environmental matters totalling $13.6 mil-lion, which consisted principally of an $8.5 million increase in the allowance for the Bunker Hill Superfund Site remediation cost and additional idle property reclamation and closure cost accruals of $3.3 million as further described in Note 8 of Notes to Con-solidated Financial Statements; (3) decreased domestic exploration expenditures mainly at the Republic mine in 1993; (4) foreign ex-ploration expenditures in Chile during 1992, nonrecurring in 1993;
         (5) reduced general and administrative costs in 1993 principally due to staff reductions and other cost-cutting measures at corpo-rate headquarters; and (6) research expenditures incurred at the Apex facility during 1992, nonrecurring in 1993; all of which were partially offset by increased general and administrative and ex-ploration costs in 1993 attributed to the newly acquired Equinox properties.

         Net other income was approximately $1.6 million in 1993 compared to income of $5.5 million in 1992. The decrease is primarily due to (1) the sale of the surface and timber rights on various non-operating Company-owned properties in 1992 resulting in a gain of approximately $9.0 million, nonrecurring in 1993; and (2) the sale of the Company's 25% interest in the Galena mine and adjacent properties in May 1992, resulting in a gain of approximately $1.2 million, nonrecurring in 1993. Both of these items were partially offset by (1) decreased interest expense in 1993 resulting from
         (a) the April 29, 1993, issuance of 2.2 million shares of Common Stock to retire the LYONs as described in Note 7 of Notes to Con-solidated Financial Statements, and (b) increased capitalized in-terest related to the Grouse Creek and La Choya projects; (2) the $2.1 million write-down in 1992 of the Company's common stock in-vestment in Granduc Mines Limited to reflect the apparent other-than-temporary decline in market value of the investment, nonre-curring in 1993; and (3) increased interest income earned in 1993 on the investment of the proceeds from the Company's public of fering of 2.3 million shares of Series B Cumulative Convertible

         Preferred Stock as described in Note 10 of Notes to Consolidated Financial Statements.

         Income taxes reflect a benefit of $0.9 million in 1993 compared to a $0.3 million benefit in 1992. The benefit in 1993 primarily reflects a decrease in the deferred tax provision due to utiliza-tion of net operating loss carryovers. The benefit in 1992 pri-marily reflects the carryback of net operating losses to reduce income taxes previously provided.

         FINANCIAL CONDITION AND LIQUIDITY

         A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramati-cally in short periods of time and such changes have a significant effect on revenues, profits and liquidity of the Company. The Company is subject to many of the same inflationary pressures as the U.S. economy in general. The Company continues to implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. More-over, the discovery, development and acquisition of mineral prop-erties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements, and other property transactions can have a significant impact on the need for capital.

         At December 31, 1994, assets totaled approximately $334.6 million and shareholders' equity totaled approximately $277.5 million. Cash, cash equivalents and short-term investments decreased by $60.4 million to $7.3 million at December 31, 1994 from $67.7 million at the end of 1993. Operating activities used $5.4 million of cash during 1994. The primary uses were (1) the net loss for the year, (2) the increase in accounts and notes receiv-able and inventories and (3) the decrease in accrued reclamation costs, accounts payable and accrued expenses. The Company's $24.6 million net loss for 1994 includes non-cash charges of $35.9 million. The primary non-cash charges were (1) depreciation, depletion and amortization of $14.8 million, (2) provision for reclamation and closure costs of $11.4 million and (3) reduction in carrying value of mining properties of $7.9 million. Depreciation, depletion and amortization charges during 1994 are consistent with prior years. The provision for reclamation and closure costs and reduction in carrying value of mining properties is principally related to the closure of the Company's Republic mine as further described above in "Results of Operations - 1994 vs. 1993".

         The $4.7 million increase in accounts and notes receivable and $4.1 million increase in inventories in 1994 is primarily due to the commencement of operations at K-T Clay's Mexican slurry plant, Grouse Creek and La Choya, all of which were offset by a reduction in operations at Republic. The decrease in accrued reclamation costs during 1994 was primarily related to the ongoing reclamation work being performed at the Bunker Hill Superfund site and other normal reclamation work at operating properties.

         The Company's investing activities used $34.4 million of cash during 1994. The most significant use of cash was $66.6 million for property, plant and equipment additions. During 1994, the most significant additions occurred at the Grouse Creek, Rosebud and American Girl/Oro Cruz projects totalling $51.1 million, $5.6 million and $1.3 million, respectively. Additionally, the Company had capital expenditures at K-T Clay's Mexican slurry plant and the Lucky Friday mine totalling $1.3 million and $1.1 million, respectively. The Company also used $13.6 million for the purchase of restricted investments in satisfaction of a litigation appeal bond (see Note 8 of Notes to the Consolidated Financial Statements). Offsetting these uses of funds for investing activities, the Company received $32.1 million proceeds from the sale and maturity of short-term investments. Additionally, the Company received approximately $13.3 million from the sale of a 20% undivided interest in the Grouse Creek project.

         During 1994, $7.0 million of cash was provided from financing ac-tivities. The major source of cash was proceeds totalling ap-proximately $63.5 million from the Company's May 1994 public of-fering of 7,475,000 shares of its common stock. Part of the pro-ceeds from this offering were used to retire the remaining $50.2 million LYONs (see Note 7 of Notes to Consolidated Financial Statements). The last significant use of cash in 1994 was payment of the $8.1 million preferred stock dividend.

         The Company estimates that capital expenditures to be incurred in 1995 will be approximately $29.4 million. These expenditures consist primarily of (1) development expenditures at the Greens Creek mine ($12.1 million, subject to the Company's Board of Di-rectors' approval), the Lucky Friday mine ($1.4 million), the Grouse Creek mine ($0.7 million), and the La Choya mine ($1.0 million); (2) development expenditures at the Rosebud and American

         Girl/Oro Cruz projects of approximately $5.8 million and $4.0 million, respectively; and (3) expenditures at other operating locations totalling $4.4 million. The Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents; (2) cash flow from operating activi-ties; and (3) amounts available under its revolving and term loan facility (described below) which, subject to certain conditions, provides for borrowings up to a maximum of $40.0 million.

         The Company's estimate of its capital expenditure requirements assumes, with respect to the Grouse Creek, Greens Creek and the American Girl/Oro Cruz properties, that the Company's joint ven-ture partners do not default with respect to their obligations to contribute their respective portions of the development costs and capital expenditures.

         The Company's planned environmental and reclamation expenditures for 1995 are expected to be approximately $4.3 million, princi-pally for environmental and reclamation activities at the Bunker Hill Superfund Site and the Durita property (see Note 8 of Notes to Consolidated Financial Statements).

         Exploration expenditures for 1995 are estimated to be approx-imately $6.7 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned domestic and foreign properties. Accordingly, 1995 domestic exploration expenditures will be incurred principally at the Grouse Creek and Rosebud properties. Foreign exploration efforts in 1995 will center primarily on the Company's La Choya property and other exploration targets in Mexico.

         An adjustment increasing the reclamation and closure cost accrual by $10.1 million was also recorded in the fourth quarter of 1994. The adjustment relates primarily to estimated reclamation and closure costs at the Republic gold mine ($7.3 million), the Coeur d'Alene Mining District ($1.1 million), and other miscellaneous idle properties ($1.7 million).

         On August 30, 1994, the Company entered into an unsecured revolv-ing and term loan facility, under the terms of which the Company can borrow up to $40.0 million. Amounts may be borrowed on a re-volving credit basis through July 31, 1997, and are repayable in eight quarterly installments beginning on October 31, 1997. Bor-rowings bear interest at floating rates depending on the type of advance. The Company has the election to select fixed interest rates for up to six months at LIBOR + .8% for the first $20.0 million in borrowings, LIBOR + .925% for borrowings over $20.0 million, or a CD rate + .8% for the first $20.0 million in borrowings, CD rate + .925% for borrowings over $20.0 million, or a floating rate based on the primary bank's prime interest rate. During the commitment period, the Company is obligated to pay an annual fee of $130,000. To maintain compliance with the covenants of the credit facility, the Company must maintain a 1.5 to 1.0 current ratio and the Company must maintain a fixed charge coverage ratio of 1.0 to 1.0 through December 31, 1994, and a fixed charge coverage ratio of 1.5 to 1.0 thereafter. The fixed charge coverage ratio is defined as the ratio, for the prior four consecutive fiscal quarters, of the Company's consolidated earnings before income taxes, depreciation, and amortization, nonrecurring losses and cash reclamation charges minus nonrecurring gains divided by the sum of the following (i) consolidated interest expense, plus (ii) consolidated long-term debt scheduled to be paid during such period, plus (iii) consolidated capital lease payments paid during such period, plus
         (iv) dividends on common and preferred stock declared or paid (without duplication), plus (v) consolidated reclamation expenditures paid. As of December 31, 1994, the Company was in compliance with all restrictive covenants of the credit facility. Amounts available under the facility are based on a debt to cash flow calculation, which must not exceed a maximum of 4.0 to 1.0. At December 31, 1994, the entire credit facility was available to the Company. At December 31, 1994, there were no borrowings outstanding under the facility (see Note 7 of Notes to Consolidated Financial Statements).

         In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain met-als which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received, for option contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

         At December 31, 1994, the Company had forward sales commitments through March 31, 1995 for 3,500 ounces of gold at an average price of $375 per ounce. The Company has also purchased options to put 102,240 ounces of gold to the counterparties at an average price of $390 per ounce. Concurrently, the Company sold options to allow the counterparties to call 102,240 ounces of gold from the Company at an average price of $464 per ounce. There was no net cost associated with the purchase and sale of these options which expire, in tandem, on a monthly basis through December 1997. At December 31, 1994 the estimated fair value of the Company's purchased gold put options was approximately $621,000. If the Company had chosen to close its offsetting short gold call option position it would have incurred a liability of approximately $599,000. The London Final gold price for 1994 was $383.25. In addition, at December 31, 1994, the Company has sold forward 3,600 metric tons of lead at an average price of $684 per metric ton, or $0.31 per pound. These commitments extend over the period June 1995 to January 1996. It is not practicable for the Company to obtain or calculate the estimated fair value of its forward sales option contracts at December 31, 1994. The nature and purpose of the forward sales contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts are designated as hedges at December 31, 1994.

         The recent decline of the Mexican peso has not and is not expected to significantly impact results at the La Choya mine as both funding for operations and gold sales are denominated in dollars. However, at our K-T Mexico clay slurry plant, sales are denomi-nated in pesos. At December 31, 1994, Hecla has reflected a for-eign currency translation adjustment (component of shareholders' equity) totalling $3.2 million which relates to operations at K-T Mexico. Foreign exchange losses totalling $0.2 million have been recorded relating to operations at the La Choya mine (see Note 1 of Notes to Consolidated Financial Statements for further discus-sion of foreign currency translation). Continued declines in the Mexican peso could further adversely impact K-T Mexico operations.

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

         In addition, as described in Note 8 of Notes to Consolidated Fi-nancial Statements, the Company is a defendant in two other sig-nificant actions. The first action was filed in November 1990 by

         Star Phoenix and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agree-ment. In June 1994, judgment was entered by the Idaho State Dis-trict Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In order to stay the ability of Star Phoenix to collect on the judg-ment during the pending of the appeal, the Company posted an ap-peal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totalling $10.0 million as collateral for the $27.2 million appeal bond. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard.

              In addition, the Company has intervened in a lawsuit where certain environmental groups are seeking an injunction against the U.S. Forest Service to halt current and prospective logging, grazing, road building, and mining operations that may affect en-dangered salmon in six national forests in Idaho. The Company's Grouse Creek mine is located in one of these national forests (see
         Note 8 of Notes to Consolidated Financial Statements).

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

                               SELECTED QUARTERLY DATA

                 (dollars in thousands except for per-share amounts)

                                             First      Second       Third      Fourth
         1994:                              Quarter     Quarter     Quarter     Quarter        Total
         ----                              ---------   ---------   ---------   ---------    --------
         Sales of products                  $ 26,339    $ 38,048    $ 35,279    $ 29,081    $128,747
         Gross profit (loss)                $   (951)   $  4,021    $  5,846    $    915    $  9,831
         Net income (loss)                  $ (5,651)   $    702    $    806    $(20,470)   $(24,613)
         Preferred stock dividends          $ (2,012)   $ (2,013)   $ (2,013)   $ (2,012)   $ (8,050)
         Net loss applicable to
           common shareholders              $ (7,663)   $ (1,311)   $ (1,207)   $(22,482)   $(32,663)
         Net loss per common
           share                            $  (0.19)   $  (0.03)   $  (0.03)   $  (0.47)   $  (0.74)


         1993:
         ----

         Sales of products                  $ 23,779    $ 26,022    $ 22,605    $ 20,482    $  92,888
         Gross profit (loss)                $ (1,346)   $    466    $    799    $   (698)   $   (779)
         Net loss                           $ (5,458)   $ (2,813)   $ (1,672)   $ (7,839)   $(17,782)
         Preferred stock dividends               - -         - -    $ (2,057)   $ (2,013)   $ (4,070)
         Net loss applicable to common
           shareholders                     $ (5,458)   $ (2,813)   $ (3,729)   $ (9,852)   $(21,852)
         Net loss per common
           share                            $  (0.17)   $  (0.07)   $  (0.09)   $  (0.25)   $  (0.58)


                                     PART III


         ITEM 11.  EXECUTIVE COMPENSATION

         Reference is made to the information set forth under the caption "Compensation of Executive Officers" in the Proxy Statement (except the Report on the Compensation Committee on Executive Compensation set forth therein) filed pursuant to Regulation 14A, which information is incorporated herein by reference.

         Pursuant to the change of control employment agreements between the Company and each of its named executive officers (the "Employment Agreements"), if a Change of Control (as defined in the Employment Agreements) occurred and the named executive officers were each terminated as of March 31, 1995, the named executive officers would be entitled to the following estimated cash payments pursuant to the Employment Agreements: Mr. Brown, $1,782,730; Mr. Childress, $385,568; Mr. Heatherly, $394,338;
         Mr. Noyes, $451,251; and Mr. White $347,074. The named executive officers would also be entitled to lump-sum payments representing the difference in pension and supplemental retirement benefits to which they would be entitled on (i) the date of actual termination, and (ii) the end of the two-year employment period under the Employment Agreements.

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

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 24, 1995.

                                            HECLA MINING COMPANY



                                            By   /s/John P. Stilwell
                                              --------------------------
                                                    John P. Stilwell
                                                    Vice President -
                                                    Finance and Treasurer

                             INDEX TO FINANCIAL STATEMENTS




                                                                Page
                                                                ----
         Financial Statements
         --------------------

           Report of Independent Accountants                    F-2

           Consolidated Balance Sheets at December 31,
             1994 and 1993                                      F-4

           Consolidated Statements of Operations for the
             Years Ended December 31, 1994, 1993 and 1992       F-5

           Consolidated Statements of Cash Flows for the
             Years Ended December 31, 1994, 1993 and 1992       F-6

           Consolidated Statement of Changes in
             Shareholders' Equity for the Years Ended
             December 31, 1994, 1993 and 1992                   F-8

           Notes to Consolidated Financial Statements           F-11 to F-41

           Report of Deloitte & Touche, Chartered Accountants   F-42

         Financial Statement Schedules*
         -----------------------------

         *Financial statement schedules
          have been omitted as not applicable

         REPORT OF INDEPENDENT ACCOUNTANTS
         ---------------------------------

         The Board of Directors and Shareholders
         Hecla Mining Company

         We have audited the accompanying consolidated balance sheets of Hecla Mining Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of opera-tions, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994.
         These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Equinox Resources Ltd. ("Equinox") which statements reflect total assets consti-tuting 4% as of December 31, 1993 and revenues constituting 12% and 1% and net loss constituting 34% and 11% for each of the two years in the period ended December 31, 1993, respectively, of the related consolidated totals. Separate financial state-ments of Equinox included in the consolidated financial state-ments were audited and reported on separately by other audi-tors, whose report dated February 28, 1994, expressed an un-qualified opinion on those statements before adjustments to convert Canadian dollars to U.S. dollars and to conform certain Equinox accounting policies to U.S. generally accepted account-ing principles consistent with those of Hecla Mining Company as described in Note 2 to the Consolidated Financial Statements. We also audited the adjustments described in Note 2 to the Con-solidated Financial Statements.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evalu-ating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hecla Mining Company and subsidiaries as of Decem-ber 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As discussed in Notes 6 and 9 to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992. In addition, as discussed in Note 4 to the Consolidated Financial Statements, the Company changed its method of ac-counting for investments as of January 1, 1994. All of the above changes were required by Statements of Financial Account-ing Standards issued by the Financial Accounting Standards Board.

         /s/ COOPERS & LYBRAND L.L.P.

         Spokane, Washington

         February 3, 1995, except for the
         penultimate paragraph of Note 8,
         as to which the date is March 1, 1995

                        HECLA MINING COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)

                                   --------------

                                       ASSETS
                                                              December 31,
                                                         ---------------------
                                                            1994        1993
                                                         ---------   ---------
    Current assets
      Cash and cash equivalents                             $7,278     $40,031
      Short-term investments                                   - -      27,636
      Accounts and notes receivable                         23,516      18,841
      Income tax refund receivable                             247         - -
      Inventories                                           18,616      15,020
      Other current assets                                   1,597       2,003
                                                          --------    --------
              Total current assets                          51,254     103,531
    Investments                                              6,476       6,565
    Restricted investments                                  13,553         - -
    Properties, plants and equipment, net                  257,908     229,055
    Other noncurrent assets                                  5,391       7,002
                                                          --------    --------

              Total assets                                $334,582    $346,153
                                                          ========    ========
                                     LIABILITIES
    Current liabilities
      Accounts payable and accrued expenses                $13,570     $17,312
      Accrued payroll and related benefits                   2,724       2,056
      Preferred stock dividends payable                      2,012       2,012
      Accrued taxes                                            925         928
      Accrued reclamation costs                              4,254         - -
                                                          --------    --------
              Total current liabilities                     23,485      22,308
    Deferred income taxes                                      359         359
    Long-term debt                                           1,960      50,009
    Accrued reclamation costs                               27,162      24,947
    Other noncurrent liabilities                             4,098       3,858
                                                          --------    --------
              Total liabilities                             57,064     101,481
                                                          --------    --------


    Commitments and contingencies (Notes 3, 5 and 8)

                                SHAREHOLDERS' EQUITY
    Preferred stock, $0.25  par value,
      authorized 5,000,000 shares;
      issued and outstanding - 2,300,000 shares,
      liquidation preference $117,012                          575         575
    Common stock, $0.25  par value, authorized
      100,000,000 shares; issued 1994 - 48,144,274,
      issued 1993 - 40,320,761                              12,036      10,080
    Capital surplus                                        328,995     265,687
    Retained deficit                                       (63,437)    (30,774)
    Net unrealized gain (loss) on investments                3,396          (8)
    Foreign currency translation adjustment                 (3,158)        - -
    Less common stock reacquired, at cost;
      1994 - 62,355 shares, 1993 - 62,226 shares              (889)        (888)
                                                          --------    --------
              Total shareholders' equity                   277,518     244,672
                                                          --------    --------
              Total liabilities and shareholders' equity  $334,582    $346,153
                                                          ========    ========

      The accompanying notes are an integral part of the financial statements.

                        HECLA MINING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars and shares in thousands, except per share amounts)
                                   --------------
                                                     Year ended December 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
Sales of products                                 $128,747   $92,888  $101,621
                                                  --------  --------  --------
Cost of sales and other direct production costs    104,683    80,141    84,814
Depreciation, depletion and amortization            14,233    13,526    13,774
                                                  --------  --------  --------
                                                   118,916    93,667    98,588
                                                  --------  --------  --------
     Gross profit (loss)                             9,831      (779)    3,033
                                                  --------  --------  --------
Other operating expenses
  General and administrative                        11,132     8,140     9,206
  Exploration                                        8,397     5,656     8,186
  Research                                             - -       150     1,358
  Depreciation and amortization                        524       669       851
  Provision for closed operations and
    environmental matters                           11,353     2,327    13,608
  Reduction in carrying value of mining
    properties                                       7,864     2,561    30,791
                                                  --------  --------  --------
                                                    39,270    19,503    64,000
                                                  --------  --------  --------
     Loss from operations                          (29,439)  (20,282)  (60,967)
                                                  --------  --------  --------
Other income (expense)
  Interest and other income                          5,227     3,172    12,365
  Miscellaneous income (expense)                      (234)      102       197
  Gain (loss) on investments                         1,053       (64)   (2,373)
  Minority interest                                    - -        43        95
  Interest expense
    Total interest costs                            (2,606)   (5,224)   (6,905)
    Less amount capitalized                          1,751     3,533     2,070
                                                  --------  --------  --------
                                                     5,191     1,562     5,449
                                                  --------  --------  --------
Loss before extraordinary item, income
  taxes and cumulative effect of changes
  in accounting principles                         (24,248)  (18,720)  (55,518)
Income tax benefit                                     468       938       345
                                                  --------  --------  --------
Loss before extraordinary item and cumulative
  effect of changes in accounting principles       (23,780)  (17,782)  (55,173)
Extraordinary loss on retirement of
  long-term debt                                      (833)      - -       - -
                                                  --------  --------  --------
Loss before cumulative effect of changes
  in accounting principles                         (24,613)  (17,782)  (55,173)
Cumulative effect of changes in accounting
  principles                                           - -       - -      (103)
                                                  --------  --------  --------
Net loss                                           (24,613)  (17,782)  (55,276)
Preferred stock dividends                           (8,050)   (4,070)      - -
                                                  --------  --------  --------
Net loss applicable to common shareholders        $(32,663) $(21,852) $(55,276)
                                                  ========  ========  ========
Net loss per common share
  Loss before cumulative effect of changes
  in accounting principles and after
  preferred stock dividends                         $(0.74)   $(0.58)   $(1.58)
  Cumulative effect of changes in
    accounting principles                              - -       - -     (0.01)
                                                    ------    ------    ------
                                                    $(0.74)   $(0.58)   $(1.59)
                                                    ======    ======    ======
Cash dividends per common share                     $  - -    $  - -    $  - -
                                                    ------    ------    ------
                                                    ------    ------    ------
Weighted average number of common shares
  outstanding                                       43,944    37,872    34,778
                                                    ======    ======    ======
     The accompanying notes are an integral part of the financial statements.

                        HECLA MINING COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (dollars in thousands)
                                                    Year Ended December 31,
                                                ------------------------------
                                                  1994       1993       1992
                                                --------   --------   --------
Operating activities
  Net loss                                      $(24,613)  $(17,782)  $(55,276)
  Noncash elements included in net loss
    Depreciation, depletion and amortization      14,757     14,195     14,625
    Deferred income tax benefit                      - -       (964)      (120)
    (Gain) loss on disposition of properties,
      plants and equipment                          (354)     1,336     (9,628)
    Realized (gain) loss on sale of investments   (1,053)        64      2,373
    Accretion of interest on long-term debt        2,495      4,465      5,602
    Provision for reclamation and closure costs   11,353      1,635     13,243
    Reduction in carrying value of mining
      properties                                   7,864      3,432     31,329
    (Gain) loss on retirement of long-term debt      833       (323)      (510)
    Minority interest in net loss of subsidiary      - -         43         76
  Change in
    Accounts and notes receivable                 (4,675)    (2,360)     6,231
    Income tax refund receivable                    (247)       390        - -
    Inventories                                   (4,086)      (669)     4,174
    Other current assets                             406       (554)       848
    Accounts payable and accrued expenses         (4,088)     5,848        221
    Accrued payroll and related benefits             668        (83)      (443)
    Accrued taxes                                     (3)      (343)    (1,770)
    Accrued reclamation and noncurrent
      liabilities                                 (4,608)    (3,058)    (2,366)
                                                --------   --------   --------
  Net cash provided (used) by operating
    activities                                    (5,351)     5,272      8,609
                                                --------   --------   --------
Investing activities
  Purchase of investments and change in cash
    surrender value of life insurance, net           114       (593)      (412)
  Purchase of short-term investments, net            - -    (27,578)        27
  Proceeds from sale of investments and
    subsidiary                                    32,067        273        - -
  Purchase of restricted investments             (13,553)       - -        - -
  Additions to properties, plants and equipment  (66,559)   (56,836)   (23,551)
  Proceeds from disposition of properties,
    plants and equipment                          13,809      1,511     11,493
  Other, net                                        (325)    (2,162)      (272)
                                                --------   --------   --------

  Net cash used by investing activities          (34,447)   (85,385)   (12,715)
                                                --------   --------   --------
Financing activities
  Repayment of debt                                  - -        - -     (2,427)
  Common stock issued under stock option
    plans and warrants                             1,765      1,425        669
  Preferred stock issuance, net of issuance
    costs                                            - -    110,346        - -
  Preferred stock dividends                       (8,050)    (2,058)       - -
  Common stock issuance, net of issuance costs    63,499      6,464        - -
  Retirement of long-term debt including
    $16,283 of accreted interest                 (50,169)       - -        - -
                                                --------   --------   --------
  Net cash provided (used) by financing
    activities                                     7,045    116,177     (1,758)
                                                --------   --------   --------
Change in cash and cash equivalents
  Net increase (decrease) in cash and cash
    equivalents                                  (32,753)    36,064     (5,864)
  Net decrease in cash for the two-month
    period ended December 31, 1992                   - -        - -        (80)
  Cash and cash equivalents at beginning
    of year                                       40,031      3,967      9,911
                                                --------   --------   --------

  Cash and cash equivalents at end of year      $  7,278   $ 40,031   $  3,967
                                                ========   ========   ========

Supplemental disclosure of cash flow information
  Cash paid during year for
    Interest (net of amount capitalized),
      including $16,283 of accreted interest
      in 1994                                   $ 16,528   $    347   $    186
                                                ========   ========   ========
    Income tax payments, net                    $    436   $    325   $    222
                                                ========   ========   ========

See Notes 2 and 7 for noncash investing and financing activities.

    The accompanying notes are an integral part of the financial statements.

                                               HECLA MINING COMPANY AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                       For the Years Ended December 31, 1994, 1993 and 1992
                                    (dollars and shares in thousands, except per share amounts)
                                                       ---------------------
                                                                                                            Net
                                                                                               Foreign      Unrealized
                                      Preferred Stock    Common Stock               Retained   Currency     Gain
                                      ---------------  ---------------    Capital   Earnings   Translation  (Loss) on    Treasury
                                      Shares   Amount  Shares   Amount    Surplus   (Deficit)  Adjustment   Investments  Stock
                                      ------   ------  ------   ------    -------   ---------  -----------  -----------  --------

Balances, December 31, 1991              - -    $ - -  34,063  $ 8,515  $101,007    $ 49,429    $   - -         (16)     $(910)
  Net loss                                                                           (55,276)
  Stock issued under stock option plans                    73       18       423
  Stock issued for Mexican mineral
    concessions                                           185       46     1,748
  Stock issued to retire long-term
    debt                                                1,120      280    10,921
  Stock issued on debenture conversion                     68       17       341
  Stock issued on exercise of warrants                     60       15       268
  Stock issued on acquisition of
    investment in Eastmaque                                69       17       341
  Stock issued for property acquisition                     7        2        37
  Stock issued on amalgamation with
    Eastmaque                                             680      170     3,120
  Equinox net loss for the two-month
    period ended December 31, 1992                                                    (3,075)
                                       -----    -----  ------  -------  --------    --------    -------      ------      -----

Balances, December 31, 1992              - -      - -  36,325    9,080   118,206      (8,922)       - -         (16)      (910)
  Net loss                                                                           (17,782)
  Preferred stock issuance, net of
    issuance costs                     2,300      575                    109,771
  Preferred stock dividends
    ($1.77 per share)                                                                 (4,070)
  Stock issued under stock option plans                   227       57     1,368
  Stock issued for Mountain West
    Products, Inc.                                        655      164     6,141
  Stock issued to retire long-term
    debt                                                2,200      550    23,870
  Stock issued for property acquisition                    13        4        92
  Stock issued for cash, net of
    issuance costs                                        900      225     6,239
  Net change in unrealized gain
    (loss) on investments                                                                                         8
  Treasury stock issued net of
    purchase                                                                                                                22
                                       -----    -----  ------  -------  --------    --------    -------      ------      -----

Balances, December 31, 1993            2,300      575  40,320   10,080   265,687     (30,774)       - -          (8)      (888)
  Effect of change in accounting
    for investments                                                                                             635
  Net loss                                                                           (24,613)
  Preferred stock dividends
    ($3.50 per share)                                                                 (8,050)
  Stock issued under stock option plans                   312       78     1,419
  Stock issued on exercise of
    warrants                                               37        9       259
  Stock issued for cash, net of
    issuance costs                                      7,475    1,869    61,630
  Net change in unrealized gain
    (loss) on investments                                                                                     2,769
  Net change in foreign currency
    translation adjustment                                                                       (3,158)
  Treasury stock purchased                                                                                                  (1)
                                       -----    -----  ------  -------  --------    --------    -------      ------      -----

Balances, December 31, 1994            2,300    $ 575  48,144  $12,036  $328,995    $(63,437)   $(3,158)     $3,396      $(889)
                                       =====    =====  ======  =======  ========    ========    =======      ======      =====

                              The accompanying notes are an integral part of the financial statements.

                      HECLA MINING COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   -----------


         NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. BASIS OF PRESENTATION -- The accompanying consolidated fi-nancial statements include the accounts of Hecla Mining Com-pany, its majority-owned subsidiaries and its proportionate share of the accounts of the joint ventures in which it par-ticipates. All significant intercompany transactions and ac-counts are eliminated. The accompanying consolidated financial statements of Hecla Mining Company and subsidiaries ("Hecla") have been prepared to give effect to the amalgamation involving Equinox Resources Ltd. ("Equinox") on March 11, 1994, which was accounted for as a pooling of interests.

         Prior to November 1, 1992, Equinox's fiscal year end was Octo-ber 31. Accordingly, the December 31, 1992 consolidated state-ment of operations includes the results of operations for Hecla for the year ended December 31 and for Equinox for the fiscal year ended October 31. Subsequent to October 31, 1992, Equinox had a December 31 year end. Equinox's sales and net loss for the two-month period ended December 31, 1992 were $1,901,000 and $3,075,000, respectively. The net loss has been reflected in the consolidated statement of changes in shareholders' eq-uity during the year ended December 31, 1992.

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

         During 1994, 1993 and 1992, the Company sold 13.0%, 16.7%, and 26.0%, respectively, of its products to companies in foreign coun-tries.

         The Company's financial instruments that are exposed to concen-trations of credit risk consist primarily of cash and cash equiva-lents and trade accounts receivable. The Company places its cash and temporary cash investments with high credit worthy institu-tions. At times such investments may be in excess of the FDIC in-surance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

         C. INVENTORIES -- Inventories are stated at the lower of average cost or estimated net realizable value.

         D. INVESTMENTS -- The Company follows the equity method of ac-counting for investments in common stock of operating companies 20% to 50% owned. Investments in non-operating companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

         At December 31, 1994, marketable equity securities have been cat-egorized as available for sale and are stated at market value (see
         Note 4). Realized gains and losses on the sale of these securities are recognized in the consolidated statement of operations in the period they are sold on a specific identification basis. Unreal-ized gains and losses are included as a component of shareholders' equity net of related deferred income taxes. At December 31, 1993, marketable equity securities were stated at the lower of aggregate cost or quoted market value.

         Restricted investments held at December 31, 1994 (see Note 8) and short-term investments held at December 31, 1993, represent in-vestments in certificates of deposits, commercial paper and U.S. Treasury Notes and are recorded at amortized cost, plus accrued interest, which approximates market value.

         E. PROPERTIES, PLANTS AND EQUIPMENT -- Properties, plants and equipment are stated at the lower of cost or estimated net real-izable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle fa-cilities, placed on a standby basis, are carried at the lower of net book value or estimated net realizable value.

         Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a regular, periodic ba-sis. These reviews consider, among other factors, (1) the net re-alizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value;
         (2) the ability of the Company to fund all care, maintenance and standby costs; (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortiza-tion is appropriate; and (4) current projections of metal prices that affect the decision to reopen or make a disposition of the assets. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant, equipment and the value associ-ated with property interests. These estimates of undiscounted fu-ture cash flows are dependent upon estimates of metal to be recov-ered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed ore bodies, future pro-duction costs and future metal prices over the estimated remaining mine life.

         Depreciation is based on the estimated useful lives of the assets and is computed using straight-line, declining-balance, and unit-of-production methods. Depletion is computed using the unit-of-production method.

         F. MINE EXPLORATION AND DEVELOPMENT -- Exploration costs are charged to operations as incurred, as are normal development costs at operating mines. Major mine development expenditures at oper-ating properties and at new mining properties not yet producing are capitalized.

         G. RECLAMATION OF MINING AREAS -- Minimum standards for mine rec-lamation have been established by various governmental agencies which affect certain operations of the Company. A reserve for mine reclamation costs has been established for restoring certain aban-doned and currently disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclama-tion costs for operating properties are accrued using the unit-of-production method. The estimated amount of metals or minerals to be recovered from a mine site is based on internal and external geological data and is reviewed by management on a periodic basis. Changes in such estimated amounts which affect reclamation cost accrual rates are reflected on a prospective basis unless they in-dicate there is a current impairment of an asset's carrying value, in which case they are recognized currently.

         H. INCOME TAXES -- The Company records deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. De-ferred tax liabilities and assets are determined based on the tem-porary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are ex-pected to reverse.

         I. NET LOSS PER COMMON SHARE -- Net loss per common share is com-puted by adding preferred stock dividends to net loss and dividing the result by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstand-ing during each reporting period unless the common stock equiva-lents are anti-dilutive. Due to the net losses in 1994, 1993 and 1992, common stock equivalents are anti-dilutive and therefore have been excluded from the computation.

         J. REVENUE RECOGNITION -- Sales of metal products sold directly to smelters are recorded when they are received by the smelter, at estimated metal prices. Recorded values are adjusted periodically and upon final settlement. Metal in products tolled (rather than sold to smelters) is sold under contracts for future delivery; such sales are recorded at contractual amounts when products are avail-able to be processed by the smelter or refinery. Sales of indus-trial minerals are recognized as the minerals are delivered.

         K. INTEREST EXPENSE -- Interest costs incurred during the con-struction of qualifying assets are capitalized as part of the asset cost.

         L. CASH EQUIVALENTS -- The Company considers cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

         M. FOREIGN CURRENCY TRANSLATION -- The Company operates in Mexico with its two wholly owned subsidiaries; Minera Hecla, S.A. de C.V. ("Minera Hecla") and K-T Clay de Mexico S.A. de C.V. ("K-T Mexico"). The functional currency for Minera Hecla is the U.S. dollar, whereas, the Mexican peso is the functional currency for K-T Mexico. Accordingly, the Company translates the monetary assets and liabilities of Minera Hecla at the year-end exchange rate while non-monetary assets and liabilities are translated at historical rates. The Company translates all assets and liabilities of K-T Mexico at the year-end exchange rate. Income and expense accounts of both subsidiaries are translated at the average exchange rate for each period. Minera Hecla translation adjustments and transac-tion gains and losses are reflected in the net loss for the period while the resulting K-T Mexico translation adjustments are re-flected as a component of shareholders' equity.

         N. RISK MANAGEMENT CONTRACTS -- In the normal course of its busi-ness, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for con-tracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time con-tracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperfor-mance by the counterparties to these agreements.

         O. RECLASSIFICATIONS -- Certain consolidated financial statement amounts have been reclassified to conform to the 1994 presentation. These reclassifications had no effect on the net loss or retained deficit as previously reported.

         NOTE 2:  BUSINESS COMBINATIONS

                   Equinox

         On December 29, 1993, Hecla, two wholly owned Canadian subsidiaries of Hecla, and Equinox, a mining, exploration and development com-pany, incorporated under the laws of the Province of British Colum-bia, executed an Acquisition Agreement providing for Hecla's acqui-sition of Equinox. Pursuant to the Acquisition Agreement and re-lated Plan of Arrangement, which was consummated on March 11, 1994,
         (i) Equinox common shareholders received 0.3 common share of Hecla ("Hecla common shares"), for each outstanding Equinox common share,
         (ii) holders of Equinox's Series "A" production participating pre-ferred shares received newly issued production notes of Hecla with the same material terms and conditions, and (iii) outstanding Equi-nox options and warrants became exercisable for Hecla common shares. In connection with the acquisition of Equinox, Hecla is-sued approximately 6.3 million Hecla common shares, including shares issuable upon exercise of outstanding Equinox options and warrants.

         The acquisition of Equinox has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented to include the financial position, results of operations, and cash flows of Equinox. The results of operations for Equinox for the period
         January 1, 1994 to March 11, 1994 were not material and, therefore,









         are not presented. Separate operating results of the combining en-
         tities for the two years in the period ended December 31, 1993 are as follows (in thousands):
                                                           December 31,
                                                       -------------------
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
                                                       ========   ========

         The consolidated financial statements include adjustments to con-form Equinox's accounting policies to U.S. generally accepted ac-counting principles consistent with those of Hecla, principally relating to exploration, reclamation, and the reduction in carrying value of mining properties. The effect of these adjustments was to increase (decrease) Equinox's net loss by $(3,028,000) and $396,000 during 1993 and 1992, respectively.

         Eastmaque Gold Mines Ltd.

         On December 8, 1992, Equinox amalgamated with Eastmaque Gold Mines Ltd. ("Eastmaque") under the provisions of the Company Act of Brit-ish Columbia. Both companies were involved in the exploration and development of resource properties. The transaction has been ac-counted for as a purchase and the results of operations of East-maque have been included in the consolidated statements of opera-tions from the date of amalgamation. The combination was effected through the issuance of 69,000 common shares during Equinox's fis-cal year ended October 31, 1992 and 680,000 common shares on Decem-ber 6, 1992 at a total deemed value of approximately $3.6 million, the issuance of 415,000 warrants and 415,000 Class A preferred shares and costs of approximately $108,000. The estimated fair value of the net assets of Eastmaque at the date of amalgamation was approximately $4.8 million consisting principally of resource property and inventory assets totalling $9.6 million offset by li-abilities of $4.8 million.

         NOTE 3:  INVENTORIES

         Inventories consist of the following (in thousands):
                                                            December 31,
                                                        -------------------
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
                                                        ========   ========

         At December 31, 1994, the Company had forward sales commitments through March 31, 1995 for 3,500 ounces of gold at an average price of $375 per ounce. The Company has also purchased options to put 102,240 ounces of gold to the counterparties at an average price of $390 per ounce. Concurrently, the Company sold options to allow the counterparties to call 102,240 ounces of gold from the Company at an average price of $464 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price for 1994 was $383.25. It is not practicable for the Company to obtain or calculate the estimated fair value of these option contracts at December 31, 1994, due to the cost of obtain-ing the data. The nature and purpose of the contracts, however, do not presently expose the Company to any significant net loss. In addition, at December 31, 1994, the Company has sold forward 3,600 metric tons of lead at an average price of $684 per metric ton, or $0.31 per pound. These commitments extend over the period June 1995 to January 1996. All of the aforementioned contracts are designated as hedges at December 31, 1994. There are no for-ward sales commitments or purchase options for silver at December 31, 1994.

         NOTE 4:  INVESTMENTS

         The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. At December 31, 1994, marketable equity securi-ties have been categorized as available for sale and are stated at quoted market value. At December 31, 1993, marketable equity se-curities were stated at the lower of aggregate cost or quoted mar-ket value. Other investments were recorded at cost at December 31, 1994 and 1993.

         Investments consist of the following components (in thousands):










                                               Carrying             Market
                                                 Value      Cost     Value
                                               --------   --------  ------
             December 31, 1994
             -----------------
               Equity securities investments
                 available for sale             $ 5,276   $ 1,880   $ 5,276
               Other investments                  1,200     1,200
                                                -------   -------
                                                $ 6,476   $ 3,080
                                                =======   =======
             December 31, 1993
             -----------------

               Marketable equity securities     $   377   $   385   $   377
               Other investments                  6,188     6,188
                                                -------   -------
                                                $ 6,565   $ 6,573
                                                =======   =======

         Gross unrealized gains and losses at December 31, 1994, were $3,608,000 and $212,000, respectively.

         The other investments are principally large blocks of common and preferred stock in several mining companies, investments in vari-ous ventures, and cash surrender value of life insurance policies. The securities are generally restricted as to trading or market-ability, although some are traded on various exchanges.

         Proceeds from the sales of investment securities in 1994 totaled $2,970,000; gross realized gains and losses on such sales were $1,366,000 and $313,000, respectively.

         NOTE 5:  PROPERTIES, PLANTS AND EQUIPMENT

         The major components of properties, plants and equipment are (in thousands):
                                                           December 31,
                                                      ---------------------
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
                                                       =========  =========

         In the fourth quarter of 1994, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect estimated net realizable values. These adjustments consisted primarily of the write-downs of properties, plants, equipment, and supplies inventory totalling approximately $7.9 million. The major portion of these adjustments was related to the $7.2 million write-down of property, plant, equipment, and supplies inventory at the Republic mine, which will complete operations in February 1995. Also included was a $0.3 million write-down of exploration equipment and a $0.4 million write-down of the Zenda property.

         In 1993, the Company also recorded approximately $2.6 million as a reduction of the carrying value of mineral properties. This principally related to the American Girl/Oro Cruz Joint Venture which was written down $1.7 million to reflect updated information regarding reserves and operating costs. An ad-ditional $0.7 million was recorded as a write-down of the Zenda property to reduce the carrying value to net realizable value.

         The 1992 adjustments consisted primarily of the write-downs of various properties, plants and equipment totalling ap-proximately $30.8 million. The major portion of the adjust-ments related to the $13.5 million write-down of the Company's interest in the Apex processing facility, a hydrometallurgical processing plant near St. George, Utah. Also in 1992, due to depressed silver prices, the Company recorded write-downs of approximately $9.0 million related to the Consolidated Silver and Hog Heaven silver properties, located in north Idaho and northwest Montana, respectively. The Lisbon Valley Project in Utah, a joint venture which is fully developed for uranium and vanadium production, was also written down in 1992 by ap-proximately $3.5 million to its estimated net realizable value. Included in the 1992 write-downs were approximately $1.5 mil-lion and $0.4 million related to the Company's interests in the Creede and Hardscrabble gold and silver properties, respec-tively, both located in Colorado. Also included in the 1992 write-down is $1.1 million related to the Zenda property and $1.7 million related to the Van Stone mine. Both were a result of decreases in estimates of metal prices and in the case of Van Stone, underground reserves. Certain non-recourse loans of approximately $3.5 million which were payable only from the net production proceeds of the Van Stone property were also written off.

         The net carrying values of the major mining properties of the Company that were on a standby or idle basis at December 31, 1994 and 1993 were approximately $53.0 million and $55.7 mil-lion, respectively.

         On February 8, 1994, the Company sold a 20 percent interest in its Grouse Creek gold project to Great Lakes Minerals Inc. of Toronto, Ontario ("Great Lakes"). The purchase price of $6.8 million represents 20 percent of the amount spent by the Com-pany on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 mil-lion. In addition, Great Lakes funded its pro-rata share of the total construction cost for Grouse Creek from July 1, 1993 to the completion of the project and has the option to increase its ownership to a maximum of 30 percent by contributing ad-ditional funds on a proportional basis. This option expires twelve months after commencement of operations as defined in the agreement.

         NOTE 6:  INCOME TAXES

         Major components of the Company's income tax provision (ben-efit) are (in thousands):

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
                                            =======   =======   =======

         Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and recorded a tax benefit of approximately $1.5 million ($0.049 per common share), which represents the net de-crease in the deferred tax liability as of that date.

         During 1994 and 1992, for income tax purposes, the Company carried back current operating losses to offset income recorded in prior years and recorded income tax refunds of approximately $1,009,000 and $390,000, respectively.

         The components of the net deferred tax liability are (in thou-
         sands):
                                                          December 31,
                                                   -----------------------
                                                       1994        1993
                                                   ----------    --------
             Deferred tax assets
               Accrued reclamation costs           $ 10,692    $  7,589
               Investment valuation differences         864       1,754
               Miscellaneous                          1,441       1,106
               Capital loss carryover                 4,330         933
               Postretirement benefits other
                 than pensions                          852         742
               Other liabilities                         53         188
               Deferred compensation                    417         406
               Accounts receivable                      456         456
               Foreign net operating losses           3,609       1,280
               Federal net operating losses          55,414      57,961
               State net operating losses             4,426       4,359
               Tax credit carryforwards               3,435       1,626
                                                   --------    --------
               Total deferred tax assets             85,989      78,400
               Valuation allowance                  (67,149)    (58,529)
                                                   --------    --------
                 Net deferred tax assets             18,840      19,871
                                                   --------    --------

             Deferred tax liabilities
               Properties, plants and equipment     (17,333)    (17,042)
               Deferred income                         (363)       (440)
               Pension costs                           (556)       (477)
               Deferred state income taxes, net        (947)     (2,271)
                                                   --------    --------
                 Total deferred tax liabilities     (19,199)    (20,230)
                                                   --------    --------

             Net deferred tax liability            $   (359)   $   (359)
                                                   ========    ========

         The Company has recorded a valuation allowance to reflect the es-timated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance are (in thousands):










                                                         December 31,
                                                   ---------------------
                                                      1994        1993
                                                   ---------   ---------
             Balance at beginning of year          $(58,529)   $(53,802)
             Increase related to nonutilization
               of net operating loss
               carryforwards and nonrecognition
               of deferred tax assets due to
               uncertainty of recovery               (8,620)     (4,727)
                                                   --------    --------
             Balance at end of year                $(67,149)   $(58,529)
                                                   ========    ========

         The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal in-
         come tax rate to the Company's pretax income (loss). The rea-
         sons for the difference are (in thousands):
                                     1994     %     1993     %     1992      %
                                   --------  ---  --------  ---  --------   ---
         Computed "statutory"
           provision (benefit)      $(8,244) (34)  $(6,365) (34) $(18,876)  (34)
         Nonutilization of net
           operating losses           8,085   33     5,564   30    18,490    33
         State income taxes, net of
           federal tax benefit         (309)  (1)     (137) (1)        41   - -
                                    -------  ---   -------  ---   -------   ---
                                    $  (468)  (2)  $  (938) (5)  $  (345)   (1)
                                    =======  ===   =======  ===   =======   ===

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










                         Regular                    Foreign
                         Tax Net      AMT Net         Net       Investment
                        Operating    Operating     Operating     Tax Credit
                          Losses       Losses        Losses      Carryover
                        ---------    ---------     ---------    -----------
             1995      $ 12,590      $     5       $    - -      $   - -
             1996           268          268            - -          - -
             1997         2,020          695          1,270           84
             1998        11,005          308            376          482
             1999         6,235        1,199          8,966          310
             2000         3,089          789            - -          240
             2001         4,538        1,683            - -          115
             2002         2,717          346            - -          - -
             2003         1,792          623            - -          - -
             2004        16,406          532            - -          - -
             2005        10,744          878            - -          - -
             2006        23,766        3,105            - -          - -
             2007        27,134        8,285            - -          - -
             2008        28,179       21,971            - -          - -
             2009        12,500        6,080            - -          - -
                       --------      -------       --------      -------
                       $162,983      $46,767       $ 10,612      $ 1,231
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

         The Company has approximately $2.1 million in alternative minimum tax credit carryovers eligible to reduce future regular tax li-abilities.

         During 1992, the Company used capital loss carryovers of ap-proximately $7.4 million to offset 1992 capital gains.

         NOTE 7:   LONG-TERM DEBT AND CREDIT AGREEMENT

         Long-term debt consists of the following (in thousands):
                                                        December 31,
                                                   ---------------------
                                                     1994         1993
                                                   --------     --------
         Zero coupon convertible notes..........   $    - -     $ 48,433
         Notes payable - Sunbeam................      1,038          962
         Production notes payable...............      1,185          520
         Other long-term debt...................         83           94
                                                   --------     --------

                                                      2,306       50,009
              Less:  current portion                   (346)         - -
                                                   --------     --------

                                                   $  1,960     $ 50,009
                                                   ========     ========

         Zero Coupon Convertible Notes

         During 1989, the Company issued subordinated zero coupon con-vertible notes, due June 14, 2004, with a face value at matu-rity of $201,250,000. These Liquid Yield Option Notes ("LYONs") were issued at 30.832% of their face value at maturity. During 1992, the Company exchanged 1,120,125 shares of its common stock for 30,900 outstanding LYONs. In this noncash transaction, the Company recorded the issuance of common stock totalling approximately $11.2 million and the reduction of long-term debt and deferred issuance costs totalling approximately $12.0 million and $0.3 million, respectively, recognizing a gain totalling approximately $0.5 million.

         During 1993, the Company exchanged 2.2 million shares of its common stock for 60,400 outstanding LYONs. The Company re-corded the issuance of common stock totalling approximately $24.4 million and the reduction of long-term debt and deferred issuance costs totalling approximately $25.2 million and $0.5 million, respectively, recognizing a gain from this transaction of approximately $0.3 million.

         On May 11, 1994, the Company completed a public offering of its common stock and called for redemption of the remaining 109,950 LYONs. On June 13, 1994, the Company used approximately $50.2 million of the net proceeds from the common stock offering to redeem the outstanding LYONs. The Company recorded an extra-ordinary loss on retirement of long-term debt totalling ap-proximately $0.8 million in 1994, which related principally to the write-off of the unamortized balance of deferred issuance costs of the LYONs.

         Notes Payable - Sunbeam

         The notes are noninterest-bearing, discounted at 15% and pay-able in three annual equal amounts from the date of commercial production of the Grouse Creek property. The first installment of the notes, totalling approximately $346,000, was paid in January 1995.

         Production Notes Payable

         When the Company acquired Equinox in March 1994, the then out-standing production participating preferred shares were con-verted to production notes and recorded as long-term debt. The attributes of the production notes are identical to their pre-decessor production participating preferred shares. The valu-ation of the production notes as long-term debt is based on the present value of the estimated cumulative net cash flow dis-counted at 10% from the American Girl/Oro Cruz project. Based upon the repayment terms of the production notes, the Company expects to pay the notes in full during 1997.

         Revolving Credit Agreement

         On August 30, 1994, the Company entered into an unsecured re-volving and term loan facility, under the terms of which the Company can borrow up to $40.0 million. Amounts may be bor-rowed on a revolving credit basis through July 31, 1997, and are repayable in eight quarterly installments beginning on Oc-tober 31, 1997. Borrowings bear interest at floating rates depending on the type of advance. The Company has the election to select fixed interest rates for up to six months at LIBOR +.8% for the first $20.0 million in borrowings, LIBOR +.925% for borrowings over $20.0 million, or a CD rate +.8% for the first $20.0 million in borrowings, CD rate +.925% for borrow-ings over $20.0 million, or a floating rate based on the primary bank's prime interest rate. During the commitment pe-riod, the Company is obligated to pay an annual fee of $130,000. The agreement contains certain restrictive cove-nants, the most restrictive of which relate to maintenance of a current ratio, fixed charge coverage ratio and limitations on the issuance of additional indebtedness. To maintain compli-ance with the covenants of the credit facility, the Company must maintain a 1.5 to 1.0 current ratio and the Company must maintain a fixed charge coverage ratio of 1.0 to 1.0 through

         December 31, 1994, and a fixed charge coverage ratio of 1.5 to
         1.0 thereafter. The fixed charge coverage ratio is defined as the ratio, for the prior four consecutive fiscal quarters, of the Company's consolidated earnings before income taxes, depre-ciation, and amortization, nonrecurring losses and cash recla-mation charges minus nonrecurring gains divided by the sum of the following (i) consolidated interest expense, plus (ii) con-solidated long-term debt scheduled to be paid during such period, plus (iii) consolidated capital lease payments paid during such period, plus (iv) dividends on common and preferred stock declared or paid (without duplication), plus (v) consoli-dated reclamation expenditures paid. As of December 31, 1994, the Company was in compliance with all restrictive covenants of the credit facility. Amounts available under the facility are based on a debt to cash flow calculation which must not exceed a maximum of 4.0 to 1.0. At December 31, 1994, the entire credit facility was available to the Company.

         NOTE 8:   COMMITMENTS AND CONTINGENCIES

         Commitments

         The Company leases various facilities and equipment under non-cancelable operating lease arrangements. The major facilities and equipment leases are for terms of three to ten years.

         Future minimum lease payments under these noncancelable oper-
         ating leases as of December 31, 1994 are as follows (in thou-
         sands):
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
                                                       =======

         Contingencies

         In October 1989, and again in February 1990, the Company was notified by the EPA that the EPA considered the Company a Po-tentially Responsible Party ("PRP") at the Bunker Hill Super-fund Site located at Kellogg, Idaho ("Bunker Hill Site"). In

         February 1994, the Company and three other mining company PRPs entered into a Consent Decree with EPA and the State of Idaho pursuant to which the Company and two of the three companies signing the decree agreed to implement remediation work at a portion of the Bunker Hill Site. The remediation will prima-rily involve the removal and replacement of lead-contaminated soils in residential yards within the site and is estimated to be completed by the participating mining companies over the period of the next five to seven years. The Consent Decree also provides for the mining companies to reimburse EPA for a portion of the government's past costs incurred at the Bunker Hill Site. The Consent Decree was approved and entered by the Federal District Court in Idaho on November 17, 1994. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. Based upon the terms of the Consent Decree and an agreement between the participat-ing mining companies relating to the allocation of the cost for work under the Consent Decree, the Company has estimated and established a total allowance for liability for remedial ac-tivity costs at the Bunker Hill Site of $9.1 million as of De-cember 31, 1994. Other than consulting work necessary for the implementation of the Company's allocated portion of the reme-dial activity at this site, the Company's accruals do not in-clude any future legal or consulting costs. The Company does not believe that these costs will be material.

         In July 1991, the Coeur d'Alene Indian Tribe (the "Tribe") brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining compa-nies asserting claims for damages to natural resources located downstream from the Bunker Hill Site over which the Tribe al-leges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource dam-ages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on Oc-tober 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho District Court and remanded the case of the Tribe's ownership for trial before the District Court. The Company has been ad-vised that the State will seek an appeal of the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994 the United States, as Trustee for the Coeur d'Alene Tribe, initi-ated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has de-nied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

         In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general li-ability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. At December 31, 1994, the Com-pany has not reduced its environmental accrual to reflect any anticipated insurance proceeds. In January 1995, the Company entered into settlement agreements with four of the insurance carriers named in the litigation. The Company received a total of $2.425 million under the terms of the settlement agreements. A portion of this settlement amount will be payable to the EPA to reimburse the U.S. Government for past costs under the Bun-ker Hill Consent Decree. Litigation is still pending against other insurers.

         In December 1993, Industrial Constructors Corp. ("ICC") served the Company with a complaint in Federal District Court for the District of Idaho alleging that the Company failed to comply with the terms of the contract between the Company and ICC re-lating to the earth moving work contracted to ICC at the Com-pany's Grouse Creek gold project. ICC has alleged that the Company owes ICC in excess of $5.0 million not previously paid, including an approximate $1.0 million retention currently held by the Company under the terms of the contract. In January 1995, the Company entered into a settlement of the litigation with ICC pursuant to which the Company on behalf of the Grouse Creek Joint Venture will pay ICC a total of $3.05 million (plus interest from January 1, 1995) over a period of three months ending on April 3, 1995. The Company has accrued and capital-ized 80% of these amounts reflecting its interest in the Grouse Creek Joint Venture.

         In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of the Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.5%. In or-der to stay the ability of Star Phoenix to collect on the judg-ment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totalling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1994. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ulti-mately prevail in this matter, although there can be no as-surance in this regard. Accordingly, the Company has not ac-crued any liability associated with this litigation.

         On September 15, 1994, the Company intervened in a lawsuit brought in the U.S. District Court in Idaho by two environmen-tal groups against the United States Forest Service seeking to halt current and prospective logging, grazing, road building and mining operations within six national forests located in Idaho that may affect endangered salmon. The lawsuit alleges that the Forest Service failed to comply with certain obliga-tions with respect to agency consultation for endangered salmon under the Endangered Species Act in the planning process for these national forests. The Company's Grouse Creek project is located within one of the national forests identified in the lawsuit and could be subject to the relief requested. Recent communications between the applicable federal agencies regard-ing activities at the project indicate that additional consul-tation under the Endangered Species Act will be necessary for certain aspects of the Company's Grouse Creek project. On January 12, 1995, the District Court issued an Order granting an injunction against the Forest Service to halt all ongoing and future mining, timber, grazing, and road building activity in the six national forests that may affect the endangered salmon. The Court's Order provided an exception to the in-junction for certain projects, like the Grouse Creek project, with determinations that the project would not likely adversely affect the endangered salmon. The Forest Service is required to seek court approval for all such projects to be excluded from the injunction. The District Court has stayed the ef-fectiveness of the injunction to March 15, 1995, to permit the government to complete the consultation required under the En-dangered Species Act. On March 1, 1995, the government an-nounced the completion of the required forest planning consul-tation and stated there was no further need for an injunction. Although the ultimate impact on the Grouse Creek project of any additional consultation under the Endangered Species Act and the pending lawsuit cannot be predicted, based on a comprehen-sive environmental assessment completed with respect to devel-oping the Company's Grouse Creek project and the completion of the consultation, the Company's management currently does not anticipate that these matters will have a material adverse af-fect on the Company or its financial condition.

         The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate outcome of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of these matters, individually or in aggre-gate, will not have a material adverse effect on the results of operations and financial condition of the Company and its sub-sidiaries.

         NOTE 9:   EMPLOYEE BENEFIT PLANS

         The Company and certain subsidiaries have defined benefit pen-sion plans covering substantially all employees. One plan cov-ering eligible salaried and hourly employees provides retire-ment benefits and is based on the employee's compensation dur-ing the highest 36 months of the last 120 months before re-tirement. Three other pension plans covering eligible hourly employees provide benefits of stated amounts for each year of service. It is the Company's policy to make contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations, plus such additional amounts, if any, as the Company and its actuarial consultants consider appropriate. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. Plan assets for these plans consist principally of equity securities, insurance contracts and corporate and U.S. government obligations.

         Net periodic pension cost (income) for the plans consisted of the following in 1994, 1993 and 1992 (in thousands):
                                                1994      1993       1992
                                              -------   -------    -------
         Service cost                        $   938    $   961   $   872
         Interest cost                         1,938      1,899     1,732
         Return on plan assets                (2,737)    (2,924)   (2,849)
         Amortization of transition asset       (434)      (434)     (434)
         Amortization of unrecognized
           prior service cost                     70         45        45
         Amortization of unrecognized net
           (gain) loss from earlier periods       (4)         6      (305)
                                             -------    -------   -------
             Net pension income             $   (229)   $  (447)  $  (939)
                                            ========    =======   =======

         The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):





























                                                   December 31,
                                             -----------------------
                                               1994           1993
                                             --------       --------
         Actuarial present value of
           benefit obligations
           vested benefits                   $ 24,429     $ 27,771
           nonvested benefits                     300          764
                                             --------     --------
         Accumulated benefit obligations       24,729       28,535
         Effect of projected future salary
           and wage increases                   1,500        2,205
                                             --------     --------
         Projected benefit obligations       $ 26,229     $ 30,740
                                             ========     ========
         Plan assets                         $ 33,550     $ 35,135
         Projected benefit obligations        (26,229)     (30,740)
                                              --------     --------
         Plan assets in excess of projected
           benefit obligations                  7,321        4,395
         Unrecognized net gain                 (3,314)        (253)
         Unrecognized prior service cost          708          778
         Unrecognized net asset
           at January 1                       (3,081)      (3,515)
                                             --------     --------
         Pension asset recognized in
           consolidated balance sheets       $  1,634     $  1,405
                                             ========     ========
         The projected benefit obligation was calculated applying the following average rates:

                                               1994           1993
                                             --------       --------
         Discount rate                         8.00%          6.50%
         Long-term compensation increase       5.00%          5.00%
         Long-term rate of return on
           plan assets                         8.00%          8.50%

         The Company provides certain postretirement benefits, princi-pally health care and life insurance benefits for qualifying retired employees. The costs of these benefits are being funded out of general corporate funds. Prior to 1992, the cost of some of these benefits was expensed when payments were made. Other health care and life insurance benefits had been previ-ously accrued. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employ-ers' Accounting for Postretirement Benefits Other Than Pen-sions" (SFAS No. 106), which requires that these postretirement benefits be accrued over the period in which active employees provide services to the Company. At January 1, 1992, the cu-mulative effect of recording these postretirement benefits was to increase the 1992 net loss by $1.6 million or $0.051 per share.

         Net periodic postretirement benefit cost for 1994, 1993 and 1992 included the following components (in thousands):

                                                1994      1993       1992
                                              -------   -------    -------
         Service cost                           $ 24       $ 28      $ 22
         Interest cost                           141        164       179
         Amortization of gain                    (13)       - -       - -
                                                ----       ----      ----

         Net postretirement benefit cost        $152       $192      $201
                                                ====       ====      ====

         The following table sets forth the status of the postretirement benefits programs (other than pensions) and amounts recognized in the Company's consolidated balance sheets (in thousands):
                                                   December 31,
                                             -----------------------
                                               1994           1993
                                             --------       --------
         Accumulated postretirement
           benefit obligation
           Retirees                           $(1,317)     $(1,569)
           Fully eligible, active plan
             participants                        (314)        (355)
           Other active plan participants        (290)        (242)
                                              -------      -------
                                               (1,921)      (2,166)
           Unrecognized net gain                 (470)        (191)
                                              -------      -------
         Accumulated postretirement
           benefit obligation recognized
           in consolidated balance sheets     $(2,391)     $(2,357)
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

                                               1994           1993
                                             --------       --------

         Discount rate                         8.00%          6.50%
         Trend rate for medical benefits       6.00%          6.00%

         The Company has a Deferred Compensation Plan which permits eligible officers and directors to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and at December 31, 1994 and 1993, amounted to approximately $1.2 million. The Company amended the Deferred Compensation Plan effective January 1, 1995. The amended plan allows the participants to defer up to a maximum of 50% of base salary from January 1, to May 31, 1995, and up to 100% of annual bonuses for the 1995 calendar year. The par-ticipant may elect to receive such deferred amounts, together with interest at the Moody's Corporate Bond Yield rate, in one payment at retirement, or on any plan anniversary after the completion of three years as elected. Participation in the nonqualified plan is limited to a select group of management. The first plan year begins January 1, 1995 and ends May 31, 1995. All subsequent plan years will be June 1 to May 31.

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

         NOTE 10:  SHAREHOLDERS' EQUITY

         Preferred Stock

         The Company has 2.3 million shares of Series B Cumulative Con-vertible Preferred Stock (the "Preferred Shares") outstanding. Holders of the Preferred Shares are entitled to receive cumu-lative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Direc-tors.

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

         Holders of the Preferred Shares have no voting rights except if the Company fails to pay the equivalent of six quarterly divi-dends. If these dividends are not paid, the holders of Pre-ferred Shares, voting as a class, shall be entitled to elect two additional directors. The holders of Preferred Shares also have voting rights related to certain amendments to the Com-pany's Articles of Incorporation.

         The Preferred Shares rank senior to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50 per share plus all accrued and unpaid dividends.

         Shareholder Rights Plan

         In 1986, the Company adopted a Shareholder Rights Plan. Pursu-ant to this plan, holders of common stock received one pre-ferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alterna-tives, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $47.50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of 5 cents per right prior to the tenth day after an Acquiring Person acquires 15% of the Company's common stock, and expire in 1996. Additional details are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 19, 1986, and in the amendments dated November 29, 1990 and September 30, 1991.

         Stock Option Plans

         In connection with the Company's 1991 acquisition of CoCa Mines, Inc., the Company assumed three preexisting CoCa em-ployee stock option plans.

         The Company adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain of-ficers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. At December 31, 1994 and 1993, there were 18,748 and 129,148 shares, respectively, available for grant in the future under the plan. The plan expires in 1997.

         Transactions concerning stock options are summarized as fol-
         lows:
                                                            Exercise
                                             Shares           Price
                                            --------      ------------
         Outstanding, December 31, 1991      385,628      $ 7.12-18.26

         Year ended December 31, 1992
           Granted                            66,000          10.50
           Exercised                         (37,525)      7.12- 8.54
           Expired                            (7,500)         10.37
                                            --------

         Outstanding, December 31, 1992      406,603       7.12-18.26

         Year ended December 31, 1993
           Granted                               - -           - -
           Exercised                         (86,443)      7.12-12.25
           Expired                           (18,500)      10.38-12.25
                                           ---------

         Outstanding, December 31, 1993      301,660       7.12-18.26

         Year ended December 31, 1994
           Granted                           120,000          9.63
           Exercised                         (61,037)      7.25-10.50
           Expired                           (13,123)         12.25
                                            --------

         Outstanding, December 31, 1994      347,500       $7.12-18.26
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

         The aggregate amounts charged (credited) to operations in con-nection with the plans were $(23,000), $309,000 and $(165,000)
         in 1994, 1993 and 1992, respectively.

         As a result of the acquisition of Equinox, the outstanding op-
         tions under the Equinox stock option plan became exercisable for Hecla common shares.  Transactions concerning the Equinox options, giving effect to the common share exchange ratio, are as follows:
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
                                            ========

         Warrants

         As a result of the acquisition of Equinox, outstanding Equinox warrants became exercisable for Hecla common shares. At Decem-ber 31, 1994 and 1993, there were 379,506 and 415,131 warrants outstanding, respectively, to acquire Hecla common shares at $8.08 per share, which expire in August, 1996. If the Com-pany's shares trade at a price of $12.58 per share or above for 20 consecutive trading days, upon Hecla's election and notice to warrant holders, the holders of Equinox warrants must exer-cise their warrants or lose their right to exercise.

         At December 31, 1993, the Company had outstanding 459,433 war-rants to acquire the Company's common stock at an exercise price of $17.81 and 12,859 warrants to acquire the Company's common stock at an exercise price of $12.42. During 1994, 1,853 of these warrants were exercised. The remaining warrants expired in May 1994.

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
                                               ========  ========  ========

         Net sales and identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, receivables, in-vestments and corporate property, plant and equipment. As a result of depressed metals prices, operations were suspended at the Greens Creek mine in April 1993, and the property was placed on a care-and-maintenance basis pending resumptions of operations. At December 31, 1994 and 1993, the Company's re-corded net book value of identifiable assets of the Greens Creek mine was approximately $50.3 million. This amount has been classified in the Idle Facilities category at December 31, 1994 and 1993.

         NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of finan-cial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclo-sures about Fair Value of Financial Instruments." The esti-mated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settle-ment have not been taken into consideration.

         The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments and current li-abilities are a reasonable estimate of their fair values. Fair value for equity securities investments available for sale is determined by quoted market prices. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates cur-rently offered for debt with similar remaining maturities.

         The estimated fair values of the following financial instru-
         ments are as follows (in thousands):
                                                    December 31,
                                     ----------------------------------------
                                            1994                 1993
                                     ------------------   -------------------
                                     Carrying    Fair     Carrying     Fair
                                     Amounts     Value    Amounts      Value
                                     --------  --------   --------   --------
    Financial assets
      Cash and cash equivalents       $ 7,278   $ 7,278    $40,031    $40,031
      Accounts and notes receivable    23,516    23,516     18,841     18,841
      Investments
        Equity securities available
          for sale                      5,276     5,276        377        377
        Restricted                     13,553    13,553        - -        - -
      Financial liabilities
        Current liabilities            23,485    23,485     22,308     22,308
        Long-term debt - principal      1,960     1,804     50,009     50,009


                                       F-41





                         [Deloitte & Touche Letterhead]


                               AUDDITORS' REPORT

     To the Directors of
     Equinox Resources Ltd.

     We have audited the consolidated balance sheet of Equinox Resources Ltd. as of December 31, 1993 and the consolidated statements of loss and deficit and changes in financial position for the year then ended, the two months ended December 31, 1992 and the year ended October 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1993, the results of the Company's operations and the changes in its financial position for the year then ended, the two months ended December 31, 1992 and the year ended October 31, 1992 in accordance with generally accepted accounting principles in Canada applied on a consistent basis.

     /s/ Deloitte & Touche

     CHARTERED ACCOUNTANTS

     Vancouver,  Canada

     February 28,  1994


                                     F-42


                      HECLA MINING COMPANY and SUBSIDIARIES

                        FORM 10-K/A - December 31,  1994

                               INDEX TO EXHIBITS

               Number and Description of Exhibits

     23.1      Consent of Coopers & Lybrand L.L.P. to incor-
               poration by reference of their report dated
               February 3, 1995, except for the
               penultimate paragraph of Note 8, as
               to which the date is March 1, 1995, on the
               consolidated financial statements of the
               Registrant in the Registrant's Registration
               Statements on Form S-3,  No. 33-72832, and
               Forms S-8,  No. 33-7833, No. 33-41833,
               No. 33-14758, No. 33-40691, No. 33-60095 and
               No. 33-60099.                                     Attached

     23.2      Consent of Deloitte & Touche to incorpor-
               ation by reference of their report dated
               February 28, 1994 on the consolidated
               financial statements of Equinox Resources
               Ltd. in the Registrant's Registration
               Statements on Form S-3,  No. 33-72832, and
               Forms S-8, No. 33-7833, No. 33-41833,
               No. 33-14758, No. 33-40691, No. 33-60095 and
               No. 33-60099.                                     Attached