Form 10-Q/A
period 1995-03-31
HECLA MINING CO/DE/
filed 1995-08-24
CIK 719413

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-Q/A

                                  (AMENDMENT NO. 1)

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

                                HECLA MINING COMPANY
         ------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                            82-0126240
         -------------------------------    -------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

                6500 Mineral Drive
               Coeur d'Alene, Idaho                            83814-8788
         ---------------------------------------             --------------
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
                                  ----         ----

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                   Outstanding April 30, 1995
         -----------------------------------   --------------------------
         Common stock, par value                    48,235,388 shares
         $0.25 per share





                       HECLA MINING COMPANY AND SUBSIDIARIES

                                     FORM 10-Q/A

                                  (AMENDMENT NO. 1)

                        FOR THE QUARTER ENDED MARCH 31, 1995


                                     I N D E X

                                                                       Page
                                                                       ----
         PART I. - FINANCIAL INFORMATION                                  3

              Item l -  Financial Statements

                     -  Consolidated Balance Sheets - March 31, 1995
                        and December 31, 1994                             3

                     -  Consolidated Statements of Operations
                        - Three Months Ended March 31, 1995 and 1994      4

                     -  Consolidated Statements of Cash Flows - Three
                        Months Ended March 31, 1995 and 1994              5

                     -  Notes to Consolidated Financial Statements        6


              Item 2 -  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations    12


         PART II. -  OTHER INFORMATION                                   22

              Item 1 -  Legal Proceedings                                22


                         PART I - FINANCIAL INFORMATION

                        HECLA MINING COMPANY AND SUBSIDIARIES


    ITEM 1.  FINANCIAL STATEMENTS.

                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)
                                                    March 31,     December 31,
                                                     1995            1994
                                                --------------  --------------

                                       ASSETS
                                       ------
    Current assets:
        Cash and cash equivalents                 $   5,056       $   7,278
        Accounts and notes receivable                28,545          23,516
        Income tax refund receivable                    249             247
        Inventories                                  18,801          18,616
        Other current assets                          1,692           1,597
                                                  ---------       ---------
                Total current assets                 54,343          51,254
    Investments                                       5,828           6,476
    Restricted investments                           13,601          13,553
    Properties, plants and equipment, net           257,814         257,908
    Other noncurrent assets                           5,767           5,391
                                                  ---------       ---------
                Total assets                      $ 337,353       $ 334,582
                                                  =========       =========

                                     LIABILITIES
                                     -----------
    Current liabilities:
        Accounts payable and accrued expenses        12,276       $  13,570
        Accrued payroll and related benefits          2,094           2,724
        Preferred stock dividends payable             2,012           2,012
        Accrued taxes                                 1,453             925
        Accrued reclamation costs                     4,272           4,254
                                                  ---------       ---------
                Total current liabilities            22,107          23,485
    Deferred income taxes                               359             359
    Long-term debt                                    9,076           1,960
    Accrued reclamation costs                        29,238          27,162
    Other noncurrent liabilities                      4,901           4,098
                                                  ---------       ---------
                Total liabilities                    65,681          57,064
                                                  ---------       ---------
                                SHAREHOLDERS' EQUITY
                                --------------------
    Preferred stock, $0.25 par value, authorized
        5,000,000 shares, issued and outstanding
        - 2,300,000 shares, liquidation preference
        $117,012                                        575             575
    Common stock, $0.25 par value, authorized
        100,000,000 shares; issued 1995 -
        48,297,649; issued 1994 - 48,144,274         12,074          12,036
    Capital surplus                                 330,165         328,995
    Retained deficit                                (67,913)        (63,437)
    Net unrealized gain on investments                2,558           3,396
    Foreign currency translation adjustment          (4,899)         (3,158)
    Less common stock reacquired at cost;
        1995 - 62,261 shares, 1994 - 62,355 shares     (888)           (889)
                                                  ---------       ---------
                Total shareholders' equity          271,672         277,518
                                                  ---------       ---------
                Total liabilities and
                  shareholders' equity            $ 337,353       $ 334,582
                                                  =========       =========
      The accompanying notes are an integral part of the financial statements.


                        HECLA MINING COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT FOR PER-SHARE AMOUNTS)

                                                       Three Months Ended
                                                 ------------------------------
                                                 March 31, 1995  March 31, 1994
                                                 --------------  --------------
    Sales of products                               $  35,710      $  26,340
                                                    ---------      ---------

    Cost of sales and other direct production costs    30,230         24,671
    Depreciation, depletion and amortization            5,642          2,620
                                                    ---------      ---------
                                                       35,872         27,291
                                                    ---------      ---------

    Gross loss                                           (162)          (951)
                                                    ---------      ---------

    Other operating expenses:
        General and administrative                      2,330          4,559
        Exploration                                     1,043          2,108
        Depreciation and amortization                      83            182
        Provision for closed operations and
          environmental matters                            56            240
                                                    ---------      ---------
                                                        3,512          7,089
                                                    ---------      ---------

    Loss from operations                               (3,674)        (8,040)
                                                    ---------      ---------

    Other income (expense):
        Interest and other income                       1,443          1,314
        Miscellaneous income (expense)                   (197)           - -
        Gain on sale of investments                       121          1,328
        Interest expense:
          Total interest cost                            (165)        (1,149)
          Less amount capitalized                          58            965
                                                    ---------      ---------
                                                        1,260          2,458
                                                    ---------      ---------

    Loss before income taxes                           (2,414)        (5,582)
    Income tax provision                                  (50)           (68)
                                                    ---------      ---------

    Net loss                                           (2,464)        (5,650)
    Preferred stock dividends                           2,012          2,013
                                                    ---------      ---------

    Net loss applicable to common shareholders      $  (4,476)     $  (7,663)
                                                    =========      =========

    Net loss per common share                       $   (0.09)     $   (0.19)
                                                    =========      =========
    Cash dividends per common share                 $     - -      $     - -
                                                    =========      =========
    Weighted average number of common
        shares outstanding                             48,107         40,341
                                                    =========      =========


      The accompanying notes are an integral part of the financial statements.


                        HECLA MINING COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)
                                                       Three Months Ended
                                                 ------------------------------
                                                 March 31, 1995  March 31, 1994
                                                 --------------  --------------
    Operating activities:
        Net loss                                    $  (2,464)      $ (5,650)
        Noncash elements included in net loss:
          Depreciation, depletion and amortization      5,725          2,802
          Gain on disposition of properties, plants
            and equipment                                (265)          (579)
          Gain on sale of investments                    (121)        (1,328)
          Accretion of interest on long-term debt         - -            999
          Provision for reclamation and closure costs     - -            123
        Change in:
          Accounts and notes receivable                (5,029)        (7,662)
          Income tax refund receivable                     (2)           - -
          Inventories                                    (185)         1,208
          Other current assets                            (95)          (219)
          Accounts payable and accrued expenses        (1,294)        (1,803)
          Accrued payroll and related benefits           (630)            94
          Accrued taxes                                   528            361
          Accrued reclamation and other noncurrent
        liabilities                                     2,897           (263)
                                                    ---------      ---------
        Net cash used by operating activities            (935)       (11,917)
                                                    ---------      ---------
    Investing activities:
        Additions to properties, plants and equipment  (6,961)       (11,510)
        Proceeds from disposition of properties,
          plants and equipment                            314         13,381
        Proceeds from the sales and maturity
          of investments                                  126         30,470
        Purchase of restricted investments                (48)           - -
        Purchase of investments and increase in cash
          surrender value of life insurance              (195)        (1,191)
        Other, net                                       (835)        (2,634)
                                                    ---------      ---------
    Net cash provided (used) by investing
        activities                                     (7,599)        28,516
    Financing activities:
        Common stock issued under stock option plans      - -          1,084
        Proceeds from the exercise of stock warrants    1,208            - -
        Dividends on preferred stock                   (2,012)        (2,013)
        Borrowings on long-term debt                   11,000            - -
        Payments on long-term debt                     (3,884)           - -
        Increase in deferred revenue                      - -            125
    Net cash provided (used) by financing
        activities                                      6,312           (804)
    Increase (decrease) in cash and
        cash equivalents                               (2,222)        15,795
    Cash and cash equivalents at beginning
        of period                                       7,278         40,031
                                                    ---------      ---------
    Cash and cash equivalents at end
        of period                                   $   5,056      $  55,826
                                                    =========      =========
    Supplemental disclosure of cash flow
        information: Cash paid during period for:
          Interest (net of amount capitalized)      $      47      $      85
                                                    =========      =========
          Income tax payments (refunds), net        $     - -      $     182
                                                    =========      =========

      The accompanying notes are an integral part of the financial statements.


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Note 1. The notes to the consolidated financial statements as of December 31, 1994, as set forth in the Company's 1994 Annual Report on Form 10-K/A (Amendment No. 1), substan-tially apply to these interim consolidated financial statements and are not repeated here.

         Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements re-flects all adjustments which are, in the opinion of man-agement, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial state-ments presented herein are unaudited. However, the bal-ance sheet as of December 31, 1994, was derived from the audited consolidated balance sheet described in Note 1 above.

         Note 3.   The components of the income tax provision for the three
                   months ended March 31, 1995 and 1994 are as follows (in
                   thousands):
                                                         1995        1994
                                                       --------    --------
                   Current:
                     State income taxes                 $    50     $    68
                       Federal income tax provision         - -         - -
                                                        -------     -------
                         Total current provision             50          68
                       Deferred provision                   - -         - -
                                                        -------     -------
                             Total                      $    50     $    68
                                                        =======     =======

                   The Company's income tax provision for the first three months of 1995 and 1994 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the non-utilization of net operating losses.

                        HECLA MINING COMPANY AND SUBSIDIARIES


         Note 4.   Inventories consist of the following (in thousands):
                                                    March 31,  December 31,
                                                      1995          1994
                                                  -----------  ------------
                   Concentrates and metals
                     in transit and other
                     products                        $  4,719    $  5,568
                   Industrial mineral products          5,780       5,995
                   Materials and supplies               8,302       7,053
                                                     --------    --------
                                                     $ 18,801    $ 18,616
                                                     ========    ========


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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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

                   In 1991, the Company initiated litigation in the Idaho
                   State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. In
                   January 1995, the Company entered into settlement agreements with four of the insurance carriers named in the litigation. The Company received a total of $2.425 million under the terms of the settlement agreements. A portion of this settlement amount will be payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. The Company has initiated a separate legal proceeding in Federal Dis-trict Court in Idaho seeking a clarification of its obligation to pay a portion of the insurance proceeds to the EPA. Litigation is still pending against other insurers. At March 31, 1995, the Company has not reduced its environmental accrual to reflect any anticipated additional insurance proceeds.

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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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

                   On September 15, 1994, the Company intervened in a lawsuit brought in the U.S. District Court in Idaho by two environmental groups against the United States
                   Forest Service seeking to halt current and prospective logging, grazing, road building and mining operations within six national forests located in Idaho that may affect endangered salmon. The lawsuit alleges that the Forest Service failed to comply with certain obligations with respect to agency consultation for endangered salmon under the Endangered Species Act in the planning process for these national forests. The Company's
                   Grouse Creek project is located within one of the national forests identified in the lawsuit and could be subject to the relief requested. On January 12, 1995, the District Court issued an Order granting an injunc-tion against the Forest Service to halt all ongoing and future mining, timber, grazing, and road building activity in the six national forests that may affect the endangered salmon. The Court's Order provided an exception to the injunction for certain projects, like the Grouse Creek project, with determinations that the project would not likely adversely affect the endangered salmon. The Forest Service is required to seek court approval for all such projects to be excluded from the injunction. The District Court has stayed the ef-fectiveness of the injunction to March 15, 1995, to permit the government to complete the consultation required under the Endangered Species Act. On March 1,
                   1995, the government announced the completion of the required forest planning consultation and on March 8, 1995, the Court terminated the injunction. Recent communications between the applicable federal agencies regarding activities at the project indicate that additional consultation under the Endangered Species Act will be necessary for certain aspects of the Company's
                   Grouse Creek project. Although the ultimate impact on the Grouse Creek project of any additional consultation under the Endangered Species Act and the pending lawsuit





                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



                   cannot be predicted, based on a comprehensive environ-mental assessment completed with respect to developing the Company's Grouse Creek project and the completion of the consultation on March 1, 1995, the Company's management currently does not anticipate that these matters will have a material adverse affect on the Company or its financial condition.

                   The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated.
                   Although there can be no assurance as to the ultimate outcome of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condi-tion of the Company and its subsidiaries.

         Note 6. At March 31, 1995, there was $8.0 million outstanding under the Company's revolving and term loan facility classified as long-term debt.





























                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

                   INTRODUCTION
                   ------------

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

                   The volatility of metals prices requires that the Company, in assessing the impact of prices on re-coverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of future cash flows against the carrying value of the assets. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if the Company determines that the carrying values




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



                   attributed to individual assets are not recoverable given reasonable expectations for future market conditions.

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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



                   which are discussed below in descending order of magnitude.

                   Sales of the Company's products increased by ap-proximately $9.4 million, or 35.6%, in the first three months of 1995 as compared to the same period in 1994, principally the result of increased product sales totaling approximately $13.6 million, most notably from the Grouse Creek mine where production commenced in December 1994 and the La Choya mine, as well as from the industrial minerals segment operations. These factors were partially offset by decreased sales at other mines in the metals segment, the impact of which is ap-proximately $4.2 million, attributable to (1) decreased gold and silver production at the Republic mine which completed mining operations in February 1995; (2) de-creased gold production at the American Girl mine due to the completion of underground mining operations in January 1995; and (3) decreased production of silver, lead and zinc at the Lucky Friday mine in the 1995 period. Personnel at the Lucky Friday mine worked to achieve normal production levels during the 1995 period, after resuming operations in December 1994 from the tem-porary suspension of operations that resulted from the August 30, 1994 ore-conveyance accident.

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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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

                   Other operating expenses decreased by $3.6 million, or 50.5%, from the 1994 period to the 1995 period, due principally to (1) decreased general and administrative costs of $2.2 million attributable primarily to nonrecurring costs totaling approximately $2.2 million incurred in connection with the March 11, 1994 acquisition of Equinox and (2) decreased exploration expenses totaling approximately $1.1 million relating principally to the Rosebud project and Republic mine.

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

                   FINANCIAL CONDITION AND LIQUIDITY
                   ---------------------------------

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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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

                   At March 31, 1995, assets totaled approximately $337.4 million and shareholders' equity totaled approximately
                   $271.7 million. Cash and cash equivalents decreased by $2.2 million to $5.1 million at March 31, 1995 from $7.3 million at the end of 1994. Operating activities used approximately $0.9 million of cash during the first quarter of 1995. The primary uses were (1) the $2.5 million net loss for the quarter and (2) the $5.0 million increase in accounts and notes receivable partially offset by the $1.9 million decrease in accounts payable and accrued payroll and related benefits; the primary sources of cash included (1) an increase in accrued reclamation and other noncurrent liabilities of $2.9 million and (2) an increase in accrued taxes of $0.5 million. Non-cash charges included depreciation, depletion, and amortization of $5.7 million. Depreciation, depletion, and amortization charges during the first quarter of 1995 were $2.9 million higher compared to the first quarter of 1994, principally due to the commencement of operations at the Grouse Creek mine in December 1994, and the inclusion of a full quarter of depreciation, depletion and amortization at the La Choya mine which commenced operations in February 1994, offset by decreased depreciation, depletion, and amortization at the Republic mine where operations were substantially complete at December 31, 1994.

                   The $5.0 million increase in accounts and notes receivable during the first quarter of 1995 is primarily due to increased accounts and notes receivable at Colorado Aggregate and Mountain West Products resulting from the seasonal nature of sales at these locations, and the Lucky Friday unit principally resulting from the resumption of operations at Lucky Friday in December
                   1994, all of which were offset by a decrease in accounts and notes receivable at the La Choya mine.






                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



                   The Company's investing activities used $7.6 million of cash during the first quarter of 1995. The most significant use of cash was $7.0 million of property, plant and equipment additions. During the first quarter of 1995, significant additions occurred at the Greens
                   Creek mine, the Grouse Creek mine, the La Choya mine, K-T Ball and Kaolin industrial minerals projects totalling $1.5 million, $1.4 million, $1.3 million, and $1.0 million, respectively.

                   During the first quarter of 1995, $6.3 million was provided from financing activities. The major source of cash was proceeds from borrowings on long-term debt of $11.0, offset by repayments on long-term debt of $3.9 million. An additional source of cash was proceeds from the exercise of stock warrants totalling $1.2 million.
                   The final significant use of cash included the payment of the $2.0 million preferred stock dividend.

                   The Company estimates that remaining capital ex-penditures to be incurred in the balance of 1995 will be approximately $30.9 million. These expenditures consist primarily of (1) the Company's share of development expenditures at the Greens Creek project expected to total approximately $11.5 million (subject to final approval); (2) development expenditures at the Rosebud project and the Grouse Creek and American Girl mines totaling approximately $5.1 million, $3.8 million and $3.0 million, respectively; and (3) the purchase of Western Bark, Inc. for approximately $2.0 million. The
                   Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents and (2) cash flow from operating activities.
                   In addition, the Company may borrow funds from its revolving and term credit facility (described below) which, subject to certain conditions, provides for borrowings up to a maximum of $40.0 million. At March
                   31, 1995, the entire credit facility was available to the Company. The Company had $8.0 million outstanding at March 31, 1995 under the facility. The Company's estimate of its capital expenditure requirements assume, with respect to the Grouse Creek, Greens Creek and Oro
                   Cruz properties, that the Company's joint venture partners do not default with respect to their obligations to contribute their respective portions of development costs and capital expenditures.






                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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

                   In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces.
                   Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transac-tion. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counter parties to these agreements. At March 31, 1995, the Company had forward sales commitments through May 31, 1995 for 3,500 ounces of gold at an average price of $378 per ounce.
                   The Company has also purchased options to put 89,460 ounces of gold to the counter parties at an average price of $390 per ounce. Concurrently, the Company sold options to allow the counter parties to call 89,460 ounces of gold from the Company at an average price of $464 per ounce. There was no net cost associated with the purchase and sale of these options which expire, in tandem, on a monthly basis through December 1997. At




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



                   March 31, 1995 the estimated fair value of the Company's purchased gold put options was approximately $339,000.
                   If the Company had chosen to close its offsetting short gold call option positions it would have incurred a liability of approximately $629,000. The London Final gold price at March 31, 1995 was $392.00. In addition, at March 31, 1995, the Company has sold forward 3,600 metric tons of lead at an average price of $684 per metric ton, or $0.31 per pound. These commitments extend over the period June 1995 to January 1996. It is not practicable for the Company to obtain or calculate the estimated fair value of its forward sales option contracts at March 31, 1995. The nature and purpose of the forward sales contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts are designated as hedges at March 31, 1995.

                   The recent decline of the Mexican peso has not and is not expected to significantly impact results at the La
                   Choya mine as both funding for operations and gold sales are denominated in dollars. However, at the Company's
                   K-T Mexico clay slurry plant, sales are denominated in pesos. At March 31, 1995, the Company has reflected a foreign currency translation adjustment (component of shareholders' equity) totaling $4.9 million which relates to operations at K-T Mexico. Foreign exchange losses totaling $0.2 million have been recorded relating to operations at the La Choya mine. Continued declines in the Mexican peso could further adversely impact the Company's Mexico operations.

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




                     PART I - FINANCIAL INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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








                       PART II - OTHER INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



                   In 1991, the Company initiated litigation in the Idaho
                   State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the EPA and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. In
                   January 1995, the Company entered into settlement agreements with four of the insurance carriers named in the litigation. The Company received a total of $2.425 million under the terms of the settlement agreements. A portion of this settlement amount will be payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. The Company has initiated a separate legal proceeding in Federal Dis-trict Court in Idaho seeking a clarification of its obligation to pay a portion of the insurance proceeds to the EPA. Litigation is still pending against other insurers. At March 31, 1995, the Company has not reduced its environmental accrual to reflect any anticipated additional insurance proceeds.

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




                       PART II - OTHER INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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





                       PART II - OTHER INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



                   On September 15, 1994, the Company intervened in a lawsuit brought in the U.S. District Court in Idaho by two environmental groups against the United States
                   Forest Service seeking to halt current and prospective logging, grazing, road building and mining operations within six national forests located in Idaho that may affect endangered salmon. The lawsuit alleges that the Forest Service failed to comply with certain obligations with respect to agency consultation for endangered salmon under the Endangered Species Act in the planning process for these national forests. The Company's
                   Grouse Creek project is located within one of the national forests identified in the lawsuit and could be subject to the relief requested. On January 12, 1995, the District Court issued an Order granting an injunc-tion against the Forest Service to halt all ongoing and future mining, timber, grazing, and road building activity in the six national forests that may affect the endangered salmon. The Court's Order provided an exception to the injunction for certain projects, like the Grouse Creek project, with determinations that the project would not likely adversely affect the endangered salmon. The Forest Service is required to seek court approval for all such projects to be excluded from the injunction. The District Court has stayed the ef-fectiveness of the injunction to March 15, 1995, to permit the government to complete the consultation required under the Endangered Species Act. On March 1,
                   1995, the government announced the completion of the re-quired forest planning consultation and on March 8, 1995, the Court terminated the injunction. Recent communications between the applicable federal agencies regarding activities at the project indicate that additional consultation under the Endangered Species Act will be necessary for certain aspects of the Company's
                   Grouse Creek project. Although the ultimate impact on the Grouse Creek project of any additional consultation under the Endangered Species Act and the pending lawsuit cannot be predicted, based on a comprehensive en-vironmental assessment completed with respect to developing the Company's Grouse Creek project and the completion of the consultation on March 1, 1995, the Company's management currently does not anticipate that these matters will have a material adverse affect on the Company or its financial condition.

                   The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its




                       PART II - OTHER INFORMATION (CONTINUED)

                        HECLA MINING COMPANY AND SUBSIDIARIES



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












































                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               HECLA MINING COMPANY
                                         --------------------------------
                                                   (Registrant)



         Date:  August 24, 1995        By  /s/John P. Stilwell
                                         ----------------------------------
                                         John P. Stilwell, Vice President -
                                               Finance and Treasurer






































                                        -27-
