Form 10-Q
period 1995-09-30
HECLA MINING CO/DE/
filed 1995-11-14
CIK 719413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number                  1-8491
                        -----------------------------------------

                       HECLA MINING COMPANY
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                              82-0126240
---------------------------------           ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

      6500 Mineral Drive
      Coeur d'Alene, Idaho                     83814-8788
----------------------------------------    ---------------------
(Address of principal executive offices)       (Zip Code)

                          208-769-4100
-----------------------------------------------------------------
    (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .   No     .
                                                   ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding November 10, 1995
---------------------------------------    -----------------------------
Common stock, par value $0.25 per share          48,254,357 shares

                     HECLA MINING COMPANY and SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                   I N D E X
                                   ---------
                                                                Page
                                                                ----
PART I. - Financial Information

    Item 1  -  Consolidated Balance Sheets - September 30,
               1995 and December 31, 1994                         3

            -  Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1995 and 1994                        4

            -  Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995
               and 1994                                           5

            -  Notes to Consolidated Financial Statements         6

    Item 2  -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations     12


PART II. - Other Information

    Item 1  -  Legal Proceedings                                 27

    Item 6  -  Exhibits and Reports on Form 8-K                  30

                         PART I - FINANCIAL INFORMATION
                      HECLA MINING COMPANY and SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (dollars in thousands)

                                                   September 30, December 31,
                                                       1995         1994
                                                   ------------- ------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                            $   7,157    $   7,278
  Accounts and notes receivable                           31,946       23,516
  Income tax refund receivable                               250          247
  Inventories                                             18,045       18,616
  Other current assets                                     2,329        1,597
                                                       ---------    ---------
     Total current assets                                 59,727       51,254
Investments                                                2,395        6,476
Restricted investments                                    14,992       13,553
Properties, plants and equipment, net                    170,953      257,908
Other noncurrent assets                                    7,889        5,391
                                                       ---------    ---------
     Total assets                                      $ 255,956    $ 334,582
                                                       =========    =========

                                   LIABILITIES
                                   -----------
Current liabilities:
  Accounts payable and accrued expenses                $  13,958    $  13,570
  Accrued payroll and related benefits                     2,561        2,724
  Preferred stock dividends payable                        2,012        2,012
  Accrued taxes                                            1,586          925
  Accrued reclamation costs                                2,259        4,254
                                                       ---------    ---------
     Total current liabilities                            22,376       23,485
Deferred income taxes                                        359          359
Long-term debt                                            31,164        1,960
Accrued reclamation costs                                 32,206       27,162
Other noncurrent liabilities                               4,812        4,098
                                                       ---------    ---------
     Total liabilities                                    90,917       57,064
                                                       ---------    ---------

                              SHAREHOLDERS' EQUITY
                              --------------------
Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000
  liquidation preference $117,012                            575          575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1995 - 48,307,629;
  issued 1994 - 48,144,274                                12,077       12,036
Capital surplus                                          330,258      328,995
Retained deficit                                        (172,420)     (63,437)
Net unrealized gain on investments                           336        3,396
Foreign currency translation adjustment                   (4,898)      (3,158)
Less common stock reacquired at cost;
  1995 - 62,272 shares, 1994 - 62,355 shares                (889)        (889)
                                                       ---------    ---------
     Total shareholders' equity                          165,039      277,518
                                                       ---------    ---------
     Total liabilities and shareholders' equity        $ 255,956    $ 334,582
                                                       =========    =========

The accompanying notes are an integral part of the financial statements.

                               HECLA MINING COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                (dollars and shares in thousands, except for per-share amounts)

                                                        Three Months Ended                         Nine Months Ended
                                                 -----------------------------------      ----------------------------------
                                                 Sept. 30, 1995       Sept. 30, 1994      Sept. 30, 1995      Sept. 30, 1994
                                                 --------------       --------------      --------------      --------------
Sales of products                                   $  41,203            $  35,279           $ 119,154           $  99,666

Cost of sales and other direct
  production costs                                     32,413               25,216              97,953              80,257
Depreciation, depletion and
  amortization                                          7,015                4,217              18,580              10,493
                                                    ---------            ---------           ---------           ---------
                                                       39,428               29,433             116,533              90,750
                                                    ---------            ---------           ---------           ---------

Gross profit                                            1,775                5,846               2,621               8,916
                                                    ---------            ---------           ---------           ---------

Other operating expenses:
  General and administrative                            3,106                2,611               7,570               8,950
  Exploration                                           2,671                2,403               4,879               6,502
  Depreciation and amortization                            97                   81                 265                 443
  Reduction in carrying value of
     mining properties                                 97,387                  - -              97,387                 - -
  Provision for closed operations and
     environmental matters                              4,069                  449               4,296               1,073
                                                    ---------            ---------           ---------           ---------
                                                      107,330                5,544             114,397              16,968
                                                    ---------            ---------           ---------           ---------

Income (loss) from operations                        (105,555)                 302            (111,776)             (8,052)
                                                    ---------            ---------           ---------           ---------

Other income (expense):
  Interest and other income                             4,185                  793               6,476               4,113
  Gain (loss) on investments                           (1,051)                  38               2,842               1,129
  Foreign exchange gain (loss)                            (12)                 - -                 150                 - -
  Interest expense:
     Total interest cost                                 (650)                (476)             (1,236)             (2,523)
     Less amount capitalized                              474                  - -                 850               1,751
                                                    ---------            ---------           ---------           ---------
                                                        2,946                  355               9,082               4,470
                                                    ---------            ---------           ---------           ---------

Income (loss) before income taxes
  and extraordinary loss                             (102,609)                 657            (102,694)             (3,582)
Income tax (provision) benefit                           (114)                 159                (251)                272
                                                    ---------            ---------           ---------           ---------

Income (loss) before extraordinary loss              (102,723)                 816            (102,945)             (3,310)
Extraordinary loss on early retirement
  of long-term debt                                       - -                  (10)                - -                (833)
                                                    ---------            ---------           ---------           ---------
Net income (loss)                                    (102,723)                 806            (102,945)             (4,143)

Preferred dividends                                    (2,013)              (2,013)             (6,038)             (6,038)
                                                    ---------            ---------           ---------           ---------
Net loss applicable to common
  shareholders                                      $(104,736)           $  (1,207)          $(108,983)          $ (10,181)
                                                    =========            =========           =========           =========

Net loss per common share:
  Loss applicable to common shareholders
     before extraordinary loss                      $   (2.17)           $   (0.03)          $   (2.26)          $   (0.22)
  Extraordinary loss on early retirement
     of long-term debt                                    - -                  - -                 - -               (0.02)
                                                    ---------            ---------           ---------           ---------
Net loss per common share                           $   (2.17)           $   (0.03)          $   (2.26)          $   (0.24)
                                                    =========            =========           =========           =========

Cash dividends per common share                     $     - -            $     - -           $     - -           $     - -
                                                    =========            =========           =========           =========

Weighted average number of common
  shares outstanding                                   48,237               48,075              48,178              42,957
                                                    =========            =========           =========           =========

The accompanying notes are an integral part of the financial statements.

                      HECLA MINING COMPANY and SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (dollars in thousands)

                                                              Nine Months Ended
                                                       --------------------------------
                                                       Sept. 30, 1995    Sept. 30, 1994
                                                       --------------    --------------
Operating activities:
  Net loss                                               $(102,945)        $  (4,143)
  Noncash elements included in net loss:
    Depreciation, depletion and amortization                18,845            10,936
    (Gain) loss on disposition of properties, plants
      and equipment                                         (3,484)               14
    Gain on investments                                     (2,842)              - -
    Extraordinary loss on early retirement of
      long-term debt                                           - -               833
    Accretion of interest on long-term debt                    - -             2,000
    Reduction in carrying value of mining properties        97,387               - -
    Provision for reclamation and closure costs              3,707               905
  Change in:
    Accounts and notes receivable                           (7,224)           (7,182)
    Income tax refund receivable                                (3)             (785)
    Inventories                                                571               300
    Other current assets                                      (732)             (145)
    Accounts payable and accrued expenses                      388              (356)
    Accrued payroll and related benefits                      (163)              548
    Accrued taxes                                              661               319
    Noncurrent liabilities                                      56              (181)
                                                         ---------         ---------
    Net cash provided by operating activities                4,222             3,063
                                                         ---------         ---------

Investing activities:
  Additions to properties, plants and equipment            (33,083)          (57,511)
  Proceeds from disposition of properties,
    plants and equipment                                     3,069            13,406
  Proceeds from the sales of investments                     4,685             3,217
  Purchase of investments and increase in cash
    surrender value of life insurance                         (822)           (1,926)
  Change in funds held in escrow                               - -           (13,497)
  Proceeds from maturity of short-term investments             - -            27,552
  Purchase of restricted investments                        (1,439)              - -
  Other, net                                                (1,249)           (2,795)
                                                         ---------         ---------
  Net cash applied to investing activities                 (28,839)          (31,554)
                                                         ---------         ---------

Financing activities:
  Proceeds from exercise of stock warrants                   1,239               - -
  Common stock issued under stock option plans                  91             1,726
  Dividends on preferred stock                              (6,038)           (6,038)
  Issuance of common stock                                     - -            63,499
  Early retirement of long-term debt                           - -           (50,169)
  Borrowing on long-term debt                               41,000               - -
  Repayment on long-term debt                              (11,796)              - -
  Decrease in deferred revenue                                 - -               (36)
                                                         ---------         ---------
  Net cash provided by financing activities                 24,496             8,982
                                                         ---------         ---------

Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents        (121)          (19,509)
  Cash and cash equivalents at beginning of period           7,278            40,031
                                                         ---------         ---------

  Cash and cash equivalents at end of period             $   7,157         $  20,522
                                                         =========         =========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest (net of amount capitalized)                 $      21         $  16,497
    Income tax payments, (net of refunds)                $     169         $     397

    (See Note 8 of Notes to Consolidated Financial Statements for other noncash investing activity)

The accompanying notes are an integral part of the financial statements.

                                       -5-

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

Note 3.   The  components of  the income  tax (provision)  benefit for  the nine
          months   ended  September  30,  1995  and  1994  are  as  follows  (in thousands):

                                                  1995      1994
                                                -------   -------
          Current:
            State income tax provision          $  (251)  $  (208)
            Federal income tax benefit              - -       480
                                                -------   -------
              Total current (provision) benefit    (251)      272
            Deferred provision                      - -       - -
                                                -------   -------
                  Total                         $  (251)  $   272
                                                =======   =======

          The Company's income tax provision for the nine months of 1995 and 1994 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the non-utilization of net operating losses.

Note 4.   Inventories consist of the following (in thousands):

                                              Sept. 30,  Dec. 31,
                                                1995       1994
                                              ---------  --------
          Concentrates and metals in transit
             and other products               $  2,093  $  5,568
          Industrial mineral products            6,172     5,995
          Materials and supplies                 9,780     7,053
                                              --------  --------
                                              $ 18,045  $ 18,616
                                              ========  ========

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

          On July 18, 1995, the Department of Interior (DOI) notified the Company and six other companies (several with assets and resources greater than the Company) that the federal natural resource trustees (Fish and Wildlife Service and U.S. Forest Service) identified the Company and the other six companies as potentially responsible parties
          (PRPs) for damages resulting from injury to federal natural resources with respect to the Coeur d'Alene River Basin in North Idaho. The DOI letter further notifies the Company that the federal trustees

                      HECLA MINING COMPANY and SUBSIDIARIES

          intend to bring suit against these companies to recover the alleged damages under CERCLA. In September 1995, the Company, together with the other PRPs, entered into a tolling agreement with the United States pursuant to which the United States agreed not to initiate litigation in this matter until March 8, 1996, so long as the parties are pursuing settlement opportunities in good faith. In this connection, the PRPs agreed not to assert the statute of limitation as a defense if it were to occur during this period.

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. During 1995, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $2.8 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. Litigation is still pending against other insurers. At September 30, 1995, the Company has not reduced its environmental accrual to reflect any anticipated insurance proceeds.

          In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The Opinion and Order included the Court's

                      HECLA MINING COMPANY and SUBSIDIARIES

          denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross appealed certain trial court discovery determinations. The Company expects briefing on both appeals to be completed in November 1995. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1994 and September 30, 1995. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

Note 6.   On October  1, 1995, the Company  amended the terms of  its August 30,
          1994  unsecured revolving and term  loan facility.   Under the amended
          terms, the Company can

                      HECLA MINING COMPANY and SUBSIDIARIES

          borrow up to $55.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1998, and are repayable in eight quarterly installments beginning on October 31, 1998. The Company may select a floating rate based on the primary bank's prime interest rate or fixed interest rates for up to six months. The fixed interest rates are based on LIBOR or the CD rate and range from LIBOR +.8% or the CD rate +.8% to LIBOR +1.425% or the CD rate +1.425% depending on the level of outstanding borrowings. To maintain compliance with the covenants of the credit facility, the Company must maintain a 1.5 to
          1.0 current  ratio and a defined fixed charge coverage ratio of 1.5 to
          1.0. As of September 30, 1995, the Company was in compliance with all restrictive covenants of the credit facility. Amounts available under the facility are based on a debt to cash flow calculation, which must not exceed a maximum of 4.0 to 1.0. At September 30, 1995 and October 31, 1995, there were $30.0 million and $35.0 million, respectively, outstanding under the Company's revolving and term loan facility classified as long-term debt.

          As a result of the  recent developments at the Grouse Creek  mine (see
          Note 9 of Notes to Consolidated Financial Statements), the Company will be meeting with the banks for the credit facility to discuss the status of the credit facility and consider the possible renegotiation of certain terms and covenants of the credit facility.

Note 7. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the amount of the carrying value which is in excess of discounted future cash flows. The Company has adopted the provisions of SFAS No. 121 at September 30, 1995. The adoption of the provisions of SFAS No. 121 had no material affect on the results of operations or financial condition and liquidity of the Company that would not have been experienced otherwise regardless of its adoption.

                      HECLA MINING COMPANY and SUBSIDIARIES

Note 8. On September 27, 1995, the Company sold its Apex Unit processing facility for $8.0 million, plus certain working capital items totaling an additional $1.4 million, recognizing a gain on the sale totaling approximately $3.2 million. Under the terms of the agreement, the Company received $4.4 million in cash at closing (including the $1.4 million in certain working capital items) and accepted a note receivable for the remaining $5.0 million. Under the note, $3.0 million, plus accrued interest at NationsBank's published Prime Rate, is due on September 27, 1996, and the balance of $2.0 million, plus accrued interest at NationsBank's prime rate plus one percent, is due on September 27, 1997.

Note 9. Following completion of the Company's third quarter, as a result of its periodic review of the status of various mining properties, the Company determined that certain adjustments were required to properly reflect the estimated net realizable values of such properties. These adjustments, totaling $97.4 million, consisted of write-downs of properties, plants and equipment for the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the Consolidated Silver Corporation's Silver Summit mine ($0.4 million). The Grouse Creek mine carrying value write-down was necessary due to significantly higher than expected operating costs per gold ounce which was due to much lower than anticipated gold grades being realized from the proven and probable ore reserves. The Consolidated Silver Corporation's Silver Summit mine write-down was necessary due to the decision by Consolidated Silver Corporation to sell the closed mine at a price less than the Company's carrying value. Both adjustments were reported as a reduction in carrying value of mining properties at September 30, 1995.

Note 10. During its periodic review of environmental litigation during the third quarter of 1995, the Company increased its liability for remedial activity costs at the Bunker Hill Superfund Site by $3.4 million due to higher than previously estimated costs. As adjusted at September 30, 1995, the Company has estimated and established a total remaining liability at the Bunker Hill Superfund Site for remedial activity costs of $13.3 million. Concurrently, the Company increased its estimate of liability for remedial activity costs in the Coeur d'Alene Mining District by $0.3 million due to higher than previously estimated costs. Both of these third quarter adjustments totaling $3.7 million were recorded as a provision for closed operations and environmental matters at September 30, 1995.

                      HECLA MINING COMPANY and SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         The Company is primarily involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and the worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict. In the following descriptions, where there are changes that are attributable to more than one factor, the Company presents each attribute describing the change in descending order relative to the attribute's importance to the overall change.

         The Company incurred net losses applicable to common shareholders in the third quarter of 1995 and 1994 totaling $104.7 million and $1.2 million, respectively. The results for 1995 include third quarter write-downs totaling $97.4 million related to the Company's interest in the Grouse Creek property ($97.0 million), which is discussed further below, and the Company's interest in the Consolidated Silver Corporation's Silver Summit mine ($0.4 million).

         If the average market prices of metals for the first nine months of 1995 remain constant for the balance of the year, the Company expects to continue to experience net losses applicable to common shareholders. For 1995, the Company is currently anticipating a net loss applicable to common shareholders in the range of $108.0 million to $118.0 million after the expected preferred stock dividends totaling approximately $8.0 million for the year. However, due to the volatility of metals prices and the significant impact metal price changes can have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1995 will be as forecasted.

         The variability of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of estimated future cash

                      HECLA MINING COMPANY and SUBSIDIARIES

         flows against the carrying value of the assets. Asset write-downs may occur from time to time if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future market conditions.

         During the third quarter of 1995 and continuing into the fourth quarter 1995, the Grouse Creek mine, which began production in December 1994 and in which the Company has an 80% interest, experienced significantly higher than expected per gold ounce operating costs and significantly less than expected operating margins resulting from higher than expected start-up costs and lower than expected gold ore grade. Mining to date has indicated that mill grade ore occurs in thinner, less continuous structures than originally interpreted. Based on its periodic review of the carrying values of the Company's mining properties, the Company determined that a 1995 third quarter carrying value adjustment totaling $97.0 million was required to properly reflect the estimated net realizable value of its interest in the Grouse Creek Joint Venture. The amount of the adjustment was based on the Company's carrying value of its interest in the Grouse Creek mine in excess of estimated discounted future cash flows. A revised life-of-mine cash flow analysis was developed early in the fourth quarter of 1995 for this purpose which recognizes the geologic complexity of the Sunbeam deposit as determined from mining experience to date and includes a revised interpretation of the geologic data. The Company currently plans to continue mining on the Sunbeam pit through June 1996 and perform further ore confirmation drilling of the Grouse deposit to evaluate the feasibility of mining operations beyond June 1996.

         In 1995, the Company expects to produce approximately 168,000 ounces of gold compared to 128,000 ounces of gold in 1994. The 1995 production estimate includes 70,000 ounces from the La Choya mine, 68,000 ounces from the Company's 80% interest in the Grouse Creek mine, 21,000 ounces from the Company's interest in the American Girl mine and an additional 9,000 ounces from other sources. The Company's expected increase in gold production in 1995 compared to 1994 reflects the anticipated production levels at the Grouse Creek and La Choya Mines, which offset the decrease in gold production due to the completion of operations at the Republic mine in February 1995.

         The Company's share of silver production for 1995 is expected to be approximately 2.2 million ounces compared to actual 1994 silver production of 1.6 million ounces.

                      HECLA MINING COMPANY and SUBSIDIARIES

         The expected increase in silver production in 1995 compared to 1994 is primarily due to the new production at the Grouse Creek mine and the resumption of operations at the Lucky Friday mine in December 1994, after the ore-conveyance accident suspended operations on August 30, 1994.

         The Company's production of industrial minerals is expected to increase slightly in 1995 to 1,011,000 tons from about 986,000 tons in 1994. Additionally in 1995, the Company expects to ship approximately 847,000 cubic yards of landscape material from Mountain West Products compared to 655,000 cubic yards in 1994.


         RESULTS OF OPERATIONS

         FIRST NINE MONTHS 1995 COMPARED TO FIRST NINE MONTHS 1994

         The Company incurred a net loss of approximately $102.9 million ($2.14 per common share) in the first nine months of 1995 compared to a net loss of approximately $4.1 million ($0.10 per common share) in the same period of 1994. After $6.0 million in dividends to shareholders of the Company's Series B Cumulative Preferred Stock, the Company's net loss applicable to common shareholders for the first nine months of 1995 was approximately $109.0 million, or $2.26 per common share, compared to $10.2 million, or $0.24 per common share in the comparable 1994 period. The increased loss in 1995 compared to the same period in 1994 was due to a variety of factors, the most significant of which was the write-down of the Company's interest in the Grouse Creek mine as discussed above.

         Sales of the Company's products increased by approximately $19.5 million, or 19.6%, in the first nine months of 1995 as compared to the same period of 1994, principally the result of (1) increased product sales totaling $36.7 million, most notably from the Grouse Creek mine where production commenced in December 1994 and the La Choya mine, as well as from the Company's industrial minerals operations. These factors were partially offset by decreased sales at the other mines in the metals segment, the impact of which is approximately $18.1 million, attributable to (1) decreased gold and silver production at the
         Republic mine which completed operations in February 1995 and (2) decreased gold production at the American Girl mine due to the completion of underground mining operations in January 1995.

                      HECLA MINING COMPANY and SUBSIDIARIES

         Comparing the average metal prices for the nine months of 1995 with the comparable period for 1994, gold decreased slightly to $383.78 per ounce from $383.85 per ounce, silver decreased 3% to $5.17 per ounce from $5.33 per ounce, lead increased by 18.5% to $0.276 per pound from $0.233 per pound, and zinc increased 8% to $0.471 per pound from $0.436 per pound.

         In the first nine months of 1995, cost of sales and other direct production costs increased approximately $17.7 million, or 22%, from the comparable 1994 period primarily due to (1) production costs of $20.4 million incurred at the Grouse Creek mine during 1995 where production commenced in December 1994; (2) production cost increases at Mountain West Products ($4.1 million) due principally to increased production as well as increased freight and raw materials costs (some of which was passed along to customers); (3) production cost increases resulting from increased production at Kentucky-Tennessee Clay Company's (K-T Clay's) Kaolin and Ball Clay divisions totaling approximately $2.0 million and $1.1 million, respectively; (4) production cost increases at the La Choya mine and the Apex Unit totaling approximately $1.9 million and $1.2 million, respectively, primarily due to increased production at these locations in the 1995 period; and (5) production cost increases at Colorado Aggregate Company ($1.2 million) related principally to a change in product mix requirements. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $14.3 million. These decreases are primarily due to (1) decreased production costs at the Republic mine totaling approximately $7.7 million which is the result of the completion of operations in February 1995; (2) decreased cost of sales in the 1995 period at the American Girl mine totaling $2.2 million due to decreased production; (3) decreased standby costs at the Greens Creek mine totaling $1.8 million in the 1995 period, a direct result of management's decision to further develop the mine and recommence production; and (4) decreased production costs at the Lucky Friday mine totaling approximately $1.8 million due to the receipt of insurance proceeds and decreased production as the mine ramped back up to normal production levels in the 1995 period after the temporary suspension of operations discussed above.

         Cost of sales and other direct production costs as a percentage of sales increased to 82.2% in the first nine months of 1995 from 80.5% in the comparable 1994 period, primarily due to the increased production costs at the Grouse Creek mine.

                      HECLA MINING COMPANY and SUBSIDIARIES

         Cash and full production cost per gold ounce increased to $306 and $423 for the first nine months of 1995 from $270 and $331 in the comparable 1994 period, respectively. The increase in both the cash and full production costs per gold ounce is primarily attributable to increased per ounce production costs at the Grouse Creek and American Girl mines during the 1995 period, partially offset by decreased per ounce production costs at the La Choya mine.

         Cash and full production cost per silver ounce decreased to $4.73 and $5.95 in the first nine months of 1995 from $5.73 and $7.00 in the comparable 1994 period, respectively. The decreases in the cost per silver ounce are due primarily to decreased production costs in the 1995 period at the Lucky Friday mine.

         Depreciation, depletion and amortization increased by approximately $8.1 million, or 77.1%, in the 1995 period compared to the 1994 period, primarily the result of (1) production commencing at the Grouse Creek mine in December 1994, where most depreciable assets are depreciated on a unit-of-production basis, the impact of which increased depreciation expense approximately $8.9 million and (2) increased production at the La Choya mine where significant assets are also depreciated on a unit-of-production basis, which increased depreciation expense approximately $0.9 million. These increases in depreciation, depletion and amortization were partially offset by a decrease in the depreciation expense at the Republic mine totaling $1.6 million.

         Other operating expenses increased by $97.4 million, or 574%, in the 1995 period from the 1994 period, due principally to (1) the reduction in carrying value of mining properties for the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the Consolidated Silver Corporation's Silver Summit mine ($0.4 million);
         and (2) the third quarter adjustment to increase the Company's allowance for liability for environmental remediation activity costs at the Bunker Hill Superfund Site ($3.4 million) and the Coeur d'Alene Mining district ($0.3 million). These increases were partially offset by (1) decreased exploration expenses totaling approximately $1.6 million and (2) decreased general and administrative expenses totaling $1.4 million in the 1995 period as a result of 1994 Equinox Resources Ltd. general and administrative expenses which were nonrecurring in 1995.

         Other income was approximately $9.1 million in the 1995 period compared to $4.5 million in the 1994 period. The

                      HECLA MINING COMPANY and SUBSIDIARIES

         increase in other income during 1995 was primarily a result of the $3.4 million gain recognized on the sale of certain common stock investments and the $3.2 million gain on sale of the Apex processing facility, partially offset by a $1.1 million write-down for certain common stock investments. Total interest cost decreased $1.3 million in the 1995 period principally due to the June 1994 retirement of long-term debt, partially offset by a $0.9 increase in interest expense during 1995 related to new borrowings under the Company's revolving and term credit facility (described below). The capitalized interest costs decrease of $0.9 million in the 1995 period principally due to the completion of the Grouse Creek project was partially offset by increased capitalization on the Rosebud, Greens Creek, American Girl and the Lucky Friday-Gold Hunter projects.


         THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE
         MONTHS ENDED SEPTEMBER 30, 1994

         The Company incurred a net loss of approximately $102.7 million ($2.13 per common share) in the third quarter of 1995 compared to net income of approximately $0.8 million ($0.02 per common share) in the same period of 1994. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Preferred Stock, the Company's net loss applicable to common shareholders was approximately $104.7 million ($2.17 per common share) and $1.2 million ($0.03 per common share) for the third quarter of 1995 and 1994, respectively. The increased loss in 1995 compared to the same period in 1994 was due to a variety of factors, the most significant of which was the write-down of the Company's interest in the Grouse Creek mine discussed above.

         Sales of the Company's products increased by approximately $5.9 million, or 16.8%, in the third quarter of 1995 as compared to the same period of 1994, principally the result of increased product sales totaling $13.3 million, most notably from the Grouse Creek mine where production commenced in December 1994 and the La Choya mine, as well as from the Company's industrial minerals operations. These factors were partially offset by decreased sales at the other mines in the metals segment, the impact of which was approximately $7.4 million, attributable to (1) decreased gold and silver production at the Republic mine which completed operations in February 1995 and (2) decreased gold production at the American Girl mine due to the completion of underground mining operations in January 1995.

                      HECLA MINING COMPANY and SUBSIDIARIES

         Comparing the average metal prices for the third quarter of 1995 with the comparable period for 1994, gold decreased 0.4% to $384.31 per ounce from $385.81 per ounce, silver decreased to $5.33 per ounce from $5.34 per ounce, lead increased by 4.1% to $0.278 per pound from $0.267 per pound, and zinc increased 4.3% to $0.458 per pound from $0.439 per pound.

         Cost of sales and other direct production costs increased approximately $7.2 million, or 28.5%, from the third quarter of 1994 to the third quarter of 1995 primarily due to (1) production costs of $5.8 million incurred at the Grouse Creek mine where production commenced in December 1994; (2) production cost increases at Mountain West Products totaling $1.6 million due principally to increased production as well as increased freight and raw materials costs; (3) increased production costs at K-T Clay Company's Kaolin division totaling approximately $1.4 million due to increased production during 1995; (4) production cost increases at the La Choya mine totaling approximately $1.1 million due to increased production in 1995; (5) production cost increases at Lucky Friday totaling $0.9 million; and (6) production cost increases at the Apex Unit due to increased production and sales ($0.7 million). These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $4.7 million. These decreases are primarily due to (1) decreased production costs at the Republic mine totaling approximately $2.7 million which was the result of the completion of operations in February 1995; (2) decreased cost of sales in the 1995 period at the American Girl mine totaling $0.8 million due to decreased production; and (3) decreased standby costs at the Greens Creek mine totaling $0.7 million in the 1995 period, a direct result of management's decision to further develop the mine and recommence production.

         Cost of sales and other direct production costs as a percentage of sales increased to 78.7% in the third quarter of 1995 from 71.5% in the comparable 1994 period, primarily due to the increased production costs at the Grouse Creek mine.

         Cash and full production cost per gold ounce increased to $263 and $383 for the third quarter of 1995 from $213 and $279 in the comparable 1994 period, respectively. The increase in both the cash and full production costs per gold ounce is primarily attributable to increased per ounce production costs at the Grouse Creek and American Girl mines during the 1995 period.

                      HECLA MINING COMPANY and SUBSIDIARIES

         In the third  quarter of 1995,  cash production  cost per silver  ounce increased to $4.57 from $4.50 in the third quarter of 1994 related principally to higher cash production costs nearly offset by increased production and by-product credits for lead and zinc. Full production cost per silver ounce decreased to $5.71 from $5.84 during the same period due primarily to increased by-product credits from lead and zinc attributable to improved prices and production for these products, partially offset by noncash depreciation charges in the 1995 period as a result of increased tons of ore mined.

         Depreciation, depletion and amortization increased by approximately $2.8 million, or 66.4%, from the 1994 period to the 1995 period, primarily the result of (1) production commencing at the Grouse Creek mine in December 1994 ($2.8 million) and (2) increased production at the La Choya mine where most assets are depreciated on a unit-of-production basis, which increased depreciation expense approximately $0.3 million. These increases in depreciation, depletion and amortization were partially offset by a decrease in the depreciation expense at the Republic mine totaling $0.5 million.

         Other operating expenses increased by $101.8 million from the 1994 period to the 1995 period, due principally to (1) the reduction in carrying value of mining properties for the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the Consolidated Silver Corporation's Silver Summit mine ($0.4 million) and the third quarter adjustment to increase the Company's liability for environmental remediation activity costs at the Bunker Hill Superfund Site ($3.4 million) and the Coeur d'Alene Mining district ($0.3 million).

         Other income was approximately $2.9 million in the 1995 period compared to $0.4 million in the 1994 period. The 1995 period increase was primarily a result of the $3.2 million gain recognized on the sale of the Apex processing facility, partially offset by a $1.1 million write-down for certain common stock investments. Total interest cost increased $0.2 million in the 1995 period principally due to the increased borrowings under the Company's revolving and term credit facility. Capitalized interest costs increased $0.5 million in the 1995 period principally due to the increased capitalization on the Rosebud, Greens Creek, American Girl and the Lucky Friday-Gold Hunter projects.

                      HECLA MINING COMPANY and SUBSIDIARIES

         FINANCIAL CONDITION AND LIQUIDITY

         A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profits and liquidity of the Company. The Company is also subject to many of the same inflationary pressures as the U.S. economy in general. The Company continues to implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements, and other property transactions can have a significant impact on the need for capital.

         At September 30, 1995, assets totaled approximately $256.0 million and shareholders' equity totaled approximately $165.0 million. Cash and cash equivalents decreased slightly to $7.2 million at September 30, 1995 from $7.3 million at the end of 1994.

         Operating activities provided approximately $4.2 million of cash during the first nine months of 1995. The primary sources of cash were from the La Choya mine and the Industrial Minerals segment. Partially offsetting these primary sources was a $7.2 million increase in accounts and notes receivable due to (1) the buildup of product receivables at Lucky Friday during 1995 as the property returned to normal production levels after the ore-conveyance accident suspended production in August 1994; (2) the buildup of product receivables at Grouse Creek due to commencement of operations in December 1994; and
         (3) the increases in product receivables at K-T Clay Company's Kaolin division and Mountain West Products due to the 1995 acquisitions of the Langley and Western Bark operations. Principal noncash charges included in operating activities include (1) the carrying value adjustments of the Company's interest in the Grouse Creek mine and the Company's interest in the Consolidated Silver Corporation's Silver Summit mine ($97.4 million) and (2) depreciation, depletion and amortization of $18.8 million.

                      HECLA MINING COMPANY and SUBSIDIARIES

         The Company's investing activities used $28.8 million of cash during the first nine months of 1995. The most significant use of cash was $33.1 million of property, plant and equipment additions described below and the transfer of $1.4 million to restricted investments for additional reclamation bonding requirements related to ongoing operations. These were partially offset by proceeds from sale of certain common stock investments ($4.7 million) and proceeds from the sale of the Apex processing facility and other assets ($3.1 million). During the first nine months of 1995, the primary additions to property, plant and equipment were $8.2 million at the K-T Clay Ball and Kaolin industrial minerals divisions, $7.0 million at the Greens Creek mine, $5.0 million at the Grouse Creek mine, $2.3 million at the La Choya mine, $2.2 million at Mountain West Products, $3.2 million at the Rosebud project, and $1.4 million at the Lucky Friday-Gold Hunter project. Included in the K-T Clay Ball and Kaolin industrial minerals additions was the $6.3 acquisition of the property, plant and equipment of J.M. Huber Corporation's kaolin operation in Langley, South Carolina. Included in the Mountain West Products amount is the $1.8 million acquisition of the property, plant and equipment of the Western Bark operations in Idaho and South Dakota.

         During the first nine months of 1995, $24.5 million was provided from financing activities. The major sources of cash were (1) proceeds from borrowings on the Company's revolving and term loan credit facility totaling $30 million, net of repayments totaling $11 million and (2) proceeds from the exercise of stock warrants and options totaling $1.3 million. These were partially offset by payments of preferred stock dividends of $6.0 million.

         The Company estimates that remaining capital expenditures in 1995 will be approximately $11.3 million. These expenditures consist primarily of (1) the Company's share of development expenditures at the Greens Creek project of approximately $3.6 million and (2) additional development expenditures at the Rosebud project and the Grouse Creek and American Girl mines totaling approximately $3.0 million, $1.5 million and $1.5 million, respectively.

         The Company intends to fund these capital expenditures through a combination of cash flow from operating activities and borrowings from its revolving and term credit facility which, subject to certain conditions, provides for borrowings up to a maximum of $55.0 million. The Company's estimate of its capital expenditure requirements assume, with respect to the Greens Creek and

                      HECLA MINING COMPANY and SUBSIDIARIES

         American Girl properties, that the Company's joint venture partners will not default with respect to their respective portions of development costs and capital expenditures. However, because the Grouse Creek mine ore grades have fallen far short of expectations as discussed above, the Company is not certain of its joint venture partner's, Great Lakes Minerals Inc. (Great Lakes), ability in this project to fund past due or future cash calls. Great Lakes is in arrears on funding past joint venture cash calls totaling $2.2 million through September 30, 1995 and $3.1 million through October 31, 1995. Great Lakes has recently paid a portion of its past due cash calls ($238,000 received on October 31, 1995) and has verbally agreed to remit proceeds from its share of future production to the joint venture, which is expected to cover its share of ongoing operating cash requirements.

         Subject to final approval by the Company's Board of Directors, the Company estimates that capital expenditures to be incurred in 1996 other than for the Grouse Creek property will be approximately $29.2 million. These expenditures consist primarily of development expenditures at the Greens Creek mine ($17.9 million), the Rosebud project ($3.5 million), and the Lucky Friday-Gold Hunter project ($3.1 million), as well as expenditures at other operating locations totaling $4.7 million. Depending upon the determination to be made with respect to further development of the Grouse Creek property and the portion of contribution made by Great Lakes, 1996 capital expenditures are expected to be between $4.0 million and $11.6 million.

         These planned capital expenditures will depend, in large part, on the Company's ability to obtain the required funds in addition to those expected to be available from operations and amounts available under its revolving and term loan credit facility. The expected 1996 capital expenditures referred to above for the Rosebud project totaling $3.5 million, represent an estimate of costs to maintain the present status of the project until a decision is made to develop the property. Construction of the Rosebud project will be deferred until adequate financing arrangements can be made.

         Pursuant  to a  Registration Statement  filed with  the  Securities and
         Exchange Commission in the third quarter of 1995 and declared effective, the Company can, at its option, offer debt securities, common shares, preferred shares, or warrants in an amount not to exceed $100 million in the aggregate, although there can be no assurance that any financing will be available or that

                      HECLA MINING COMPANY and SUBSIDIARIES

         some combination of these financing alternatives will occur.

         On October 1, 1995, the Company amended the terms of its August 30, 1994 unsecured revolving and term loan facility. Under the amended terms, the Company can borrow up to $55.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1998, and are repayable in eight quarterly installments beginning on October 31, 1998. The Company may select a floating rate based on the primary bank's prime interest rate or fixed interest rates for up to six months. The fixed interest rates are based on LIBOR or the CD rate and range from LIBOR +.8% or the CD rate +.8% to LIBOR +1.425% or the CD rate +1.425% depending on the level of outstanding borrowings. To maintain compliance with the covenants of the credit facility, the Company must maintain a 1.5 to 1.0 current ratio and a defined fixed charge coverage ratio of 1.5 to 1.0. As of September 30, 1995, the Company was in compliance with all restrictive covenants of the credit facility. Amounts available under the facility are based on a debt to cash flow calculation, which must not exceed a maximum of 4.0 to 1.0. At September 30, 1995 and October 31, 1995, there were $30.0 million and $35.0 million, respectively, outstanding under the Company's revolving and term loan facility classified as long-term debt.

         As a result of the recent developments at the Grouse Creek mine, the Company will be meeting with banks for the credit facility to discuss the status of the credit facility and consider the possible renegotiation of certain terms and covenants of the credit facility.

         The Company's planned environmental and reclamation expenditures for the balance of 1995 are estimated to be approximately $2.2 million, principally for activities at the Bunker Hill Superfund Site, Durita mine, the Coeur d'Alene River Basin, and the Republic mine.

         Exploration expenditures for  the balance  of 1995 are  expected to  be approximately $1.2 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, these expenditures will be incurred principally at Rosebud, Grouse Creek, American Girl, Lucky Friday, and Mexican exploration targets.

         In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in

                      HECLA MINING COMPANY and SUBSIDIARIES

         the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. At September 30, 1995, the Company had forward sales commitments through January 1997 for 17,500 ounces of gold at an average price of $409.95 per ounce. The Company has also purchased options to put 63,900 ounces of gold to the counterparties at an average price of $389.24 per ounce. Concurrently, the Company sold options to allow the counterparties to call 63,900 ounces of gold from the Company at an average price of $466.38 per ounce. There was no net cost associated with the purchase and sale of these options which expire, in tandem, on a monthly basis through December 1997. At September 30, 1995 the estimated fair value of the Company's purchased gold put options was approximately $521,000. If the Company chooses to close its offsetting short gold call option positions, it would incur a liability of approximately $82,000. The London Final gold price at September 30, 1995 was $384.00. In addition, at September 30, 1995, the Company had sold forward 1,350 metric tons of lead at an average price of $683.50 per metric ton, or $0.31 per pound. These commitments extend over the period October 1995 to December 1995. The estimated value of these lead forward sales contracts is not significant. The nature and purpose of these forward sales contracts does not presently expose the Company to any significant net loss. All of the aforementioned contracts are designated as hedges at September 30, 1995.

         The decline of the peso during the last year has not and is not expected to significantly impact results at the La Choya mine or K-T Clay de Mexico, S.A. de C.V. as both funding for operations and sales are denominated in dollars. In the first nine months of 1995, a net foreign exchange gain totaling $0.2 million has been recorded relating to both of the Company's Mexican operations. Continued declines in the Mexican peso, however, could adversely impact the Company's Mexican operations.

                      HECLA MINING COMPANY and SUBSIDIARIES

         As described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in a legal action filed in November 1990 by Star Phoenix and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Post-judgment interest will accrue during the appeal period. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totaling $10.0 million as collateral for the $27.2 million bond. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard.

         Although there can be no assurance as to the ultimate outcome of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the outcome of these matters, individually, or, in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.


         OTHER

         In  March  1995,  the   Financial  Accounting  Standards  Board  issued
         Statement of Financial Accounting Standards No.

                      HECLA MINING COMPANY and SUBSIDIARIES

         121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized as the amount of the carrying value which is in excess of discounted future cash flows. The Company has adopted the provisions of SFAS No. 121 at September 30, 1995. The adoption of the provisions of SFAS No. 121 had no material affect on the results of operations or financial condition and liquidity of the Company that would not have been experienced otherwise regardless of its adoption.

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

         On July 18, 1995, the Department of Interior (DOI) notified the Company and six other companies (several with assets and resources greater than the Company) that the federal natural resource trustees (Fish and Wildlife Service and U.S. Forest Service) identified the Company and the other six companies as potentially responsible parties (PRPs) for damages resulting from injury to

                      HECLA MINING COMPANY and SUBSIDIARIES

         federal natural resources with respect to the Coeur d'Alene River Basin in North Idaho. The DOI letter further notifies the Company that the federal trustees intend to bring suit against these companies to recover the alleged damages under CERCLA. In September 1995, the Company, together with the other PRPs, entered into a tolling agreement with the United States pursuant to which the United States agreed not to initiate litigation in this matter until March 8, 1996, so long as the parties are pursuing settlement opportunities in good faith. In this connection, the PRPs agreed not to assert the statute of limitation defense if it were to occur during this period.

         In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance relating to claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe. In two separate decisions issued in August 1992 and March 1993, the court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. During 1995, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $2.8 million under the terms of the settlement agreements. Thirty percent (30%) of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Consent Decree. Litigation is still pending against other insurers. At September 30, 1995, the Company has not reduced its environmental accrual to reflect any anticipated insurance proceeds.

         In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company ("Star Phoenix"), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were

                      HECLA MINING COMPANY and SUBSIDIARIES

         dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The Opinion and Order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross appealed certain trial court discovery determinations. The Company expects briefing on both appeals to be completed in November 1995. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Notes totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1994 and September 30, 1995. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

                      HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1(b) - First  Amendment to  Credit  Agreement  dated October  1,
                       1995

             12      - Fixed  Charge  Coverage  Ratio Calculation  for  the nine months ended September 30, 1994 and 1995

             13.1    - Third  Quarter Report  to  Shareholders for  the  quarter ending September 30, 1995, for release dated November 10, 1995

             27      - Financial Data Schedule

         (b) Reports on Form 8-K

             None

Items 2, 3 and 5 of Part II are omitted from this report as inapplicable.

                      HECLA MINING COMPANY and SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HECLA MINING COMPANY
                                              ----------------------------------
                                                         (Registrant)



Date:  November 14, 1995                   By  /s/ ARTHUR BROWN
                                              ----------------------------------
                                              Arthur Brown, Chairman, President
                                                    and Chief Executive Officer



Date:  November 14, 1995                   By  /s/ S. E. Hilbert
                                              ----------------------------------
                                              S. E. Hilbert
                                                 Assistant Controller
                                                 (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit
  No.                Description
--------         -----------------------

10.1(b)          First Amendment to Credit Agreement dated October 1, 1995

12 Fixed Charge Coverage Ratio Calculation for the nine months ended September 30, 1994 and 1995

13.1 Third Quarter Report to Shareholders for the quarter ending September 30, 1995, for release dated November 10, 1995

27               Financial Data Schedule