Form 10-K405
period 1995-12-31
HECLA MINING CO/DE/
filed 1996-03-12
CIK 719413

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D. C.  20549

                                             FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1995

                                           OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                               ------------------------------------------------

Commission File No.                          1-8491
                    -----------------------------------------------------------

                                 HECLA MINING COMPANY
-------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

          Delaware                                             82-0126240
------------------------------------------             ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

         6500 Mineral Drive
         Coeur d'Alene, Idaho                                   83814-8788
------------------------------------------             ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             208-769-4100
                                                       ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
         Title of each class                     which each class is registered
-----------------------------------------        ------------------------------
( Common Stock, par value $0.25 per share  )
( Preferred Share Purchase Rights          )
( Series B Cumulative Convertible Preferred)         New York Stock Exchange
( Stock par value $0.25 per share          )
-------------------------------------------      ------------------------------

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
Yes  XX .        No     .
    ----            ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the Registrant's voting Common Stock held by non-affiliates was $440,998,424 as of February 29, 1996. There were 51,130,252 shares of the Registrant's Common Stock outstanding as of February 29, 1996.

Documents incorporated by reference herein:

        To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1995 fiscal year is incorporated herein by reference. See Part III.

                                     PART I

ITEM 1.   BUSINESS.(1)

          GENERAL

Hecla Mining Company (the Company), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead and zinc, and certain industrial minerals. The Company owns or has interests in a number of precious and nonferrous metals properties and industrial minerals businesses. In 1995, the Company's attributable gold and silver production was 169,777 ounces and 2,242,309 ounces, respectively. The Company also shipped approximately 991,000 tons of industrial minerals products during 1995, including ball clay, kaolin, feldspar, landscape materials and specialty aggregates.

The Company's principal producing metals properties include the Grouse Creek mine, located near Challis, Idaho, a gold and silver mine where operations commenced in December 1994, in which the Company is the operator and owns an 80% interest; the La Choya gold mine, located in Sonora, Mexico, which began operations in February 1994; the American Girl mine, located in Imperial County, California, a gold mine in which the Company owns a 47% interest; and the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America. In April 1993, operations at the Greens Creek mine, located near Juneau, Alaska, a large polymetallic mine in which the Company owns a 29.7% interest, were suspended by the manager of the mine in response to depressed metals prices. A decision to redevelop the Greens Creek mine was made in 1995, and commercial production is estimated to recommence by early 1997.

The following table  presents certain information regarding the  Company's metal
mining  and   development  properties,   including  their   relative  percentage
contributions to the Company's 1995 revenues:





-----------------------
     (1)For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1, page 45.

                          DATE            OWNERSHIP         PERCENTAGE OF
NAME OF PROPERTY        ACQUIRED          INTEREST          1995 REVENUE(1)
----------------        --------          ---------         ------------
    Lucky Friday          1958              100.0%              8.3%
    Republic(5)           1982              100.0%              0.7%
    Greens Creek(2)       1988               29.7%              - -
    Cactus                1991               75.0%              0.9%
    Grouse Creek(3)       1991               80.0%             18.2%
    La Choya              1991              100.0%             17.7%
    American Girl(4)      1994               47.0%              5.4%
    Rosebud(4)            1994              100.0%              - -

--------------

(1) Percentages exclude the contributions of the Company's industrial minerals and specialty metals segments. The relative percentage contributions to the Company's 1995 revenue by the industrial minerals and specialty metals segments were 46.0% and 2.8%, respectively.
(2) Operations at the Greens Creek mine were suspended in April 1993. A decision has been made to redevelop the Greens Creek mine with commercial production estimated to recommence by early 1997.
(3) The Grouse Creek project commenced production in the fourth quarter 1994, with full production achieved in 1995.
(4) The Company's interests in the American Girl mine and Rosebud project were acquired in the March 11, 1994 acquisition of Equinox Resources Ltd.
(5)   The Republic mine completed operations in February 1995.


The Company's industrial minerals businesses consist of Kentucky-Tennessee Clay Company (ball clay and kaolin divisions), K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V., Colorado Aggregate Company of New Mexico, and Mountain West Products, Inc. The Company's industrial minerals segment has positioned itself as a significant producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sanitaryware, pottery, dinnerware, electric insulators, and tile. At current production rates, the Company has over 20 years of proven and probable mineral reserves of ball clay, kaolin and feldspar. During 1995, the industrial minerals businesses provided approximately $11.5 million of cash from operations.

Following completion of the Company's 1995 third quarter, as a result of its periodic review of the status of various mining properties, the Company determined that adjustments were required to properly reflect the estimated net realizable value of properties, plants and equipment for the Company's 80% interest in the Grouse Creek mine. This adjustment totaled $97.0 million reflecting the write-down of the entire carrying value of the Company's 80% interest in the Grouse Creek mine. The Grouse Creek mine carrying value write-down was necessary due to significantly higher than expected operating costs per gold ounce which was due to much lower than anticipated gold grades being realized from the proven and probable ore reserves. This adjustment was reported as a reduction in carrying value of mining properties at September 30, 1995 (see Metals Segment - Grouse Creek Gold Mine - Idaho).

The Company has experienced losses from operations for each of the last five years. For the year ended December 31, 1995, the Company reported a loss of approximately $101.7 million (before preferred dividends of $8.0 million) or $2.11 per share of common stock, par value $0.25 per share, of the Company (the Common Stock) compared to a net loss of approximately $24.6 million (before preferred stock dividends of $8.0 million) or $0.56 per share of Common Stock for the year ended December 31, 1994. The 1995 net loss resulted primarily from the write-down of the Company's interest in the Grouse Creek mine in the third quarter of 1995 totaling $97.0 million as described above. The 1994 net loss resulted primarily from nonrecurring asset write-downs and increases in the Company's provision for closed operations and environmental matters. If Company's estimates of the market prices of gold, silver, lead and zinc are realized in 1996, the Company expects to record income or (loss) in the range of a $(2.0) million loss to income of $5.0 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1996. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1996 will be as projected.

On March 11, 1994, the Company and two wholly owned Canadian subsidiaries of the Company completed the acquisition of Equinox Resources Ltd. (Equinox), a mining, exploration and development company, incorporated under the laws of the Province of British Columbia. In connection with the acquisition of Equinox, the Company issued approximately 6.3 million Common Stock (including shares issuable upon exercise of outstanding options and warrants) indicating a transaction value of approximately $76.3 million on the date of acquisition.

The Company's strategy is to focus its efforts and resources on expanding its gold and silver reserves and industrial minerals operations via a combination of acquisition and exploration efforts. During 1996, priorities include the continued redevelopment of the Greens Creek mine and development of the Gold Hunter ore body at the Company's Lucky Friday mine, evaluating the Grouse Creek mine ore body to determine feasibility of continuing operations (which is expected to be completed in the second quarter of 1996), and evaluating alternatives for the potential development of the Rosebud project.

The Company's domestic exploration plan consists primarily of exploring for additional reserves in the vicinity of the Rosebud project and the Lucky Friday mine. In addition, the Company's joint venture participants plan to conduct exploration activities at the Greens Creek mine and the American Girl mine. The Company's foreign exploration plan for 1996 will focus on exploration targets in Mexico. At the same time, the Company will continue to evaluate acquisition and other exploration opportunities, primarily in North America, that will complement its existing operations.

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

Sales of metal concentrates and metal products are made principally to custom smelters and metal traders. Industrial minerals are sold principally to domestic manufacturers and wholesalers. The percentage of revenue contributed by each class of product is reflected in the following table:

                                   Years
                         ------------------------
     Product             1995      1994      1993
--------------------     ----      ----      ----
Gold                     41.1%     39.0%     34.3%
Silver                    5.6       4.4       7.5
Lead                      4.2       2.9       3.9
Industrial minerals      36.1      39.7      48.1
All others(1)            13.0      14.0       6.2

---------------------

(1) All others include zinc, specialty metals and sales from Mountain West Products exclusive of scoria sales.

Reference is made to Note 1 of Notes to Consolidated Financial Statements for information with respect to export sales.

The table below summarizes the Company's production and average cash and full production cost per ounce for gold and silver for each period indicated:

                                                                              Years
                                           ---------------------------------------------------------------------------
Products                                       1995            1994             1993            1992            1991
--------                                   ---------        ---------        ---------       ---------       ---------
Gold (ounces)(1)                              169,777          127,878           95,907         101,392         147,228
Silver (ounces)(2)                          2,242,309        1,642,913        2,992,499       4,738,625       5,326,852
Lead (tons)                                    16,967           13,214           21,093          26,942          23,957
Zinc (tons)                                     2,999            2,431            7,838          19,890          15,070

Average Cost per Ounce
of Gold Produced:
----------------------

Cash production costs                             $288            $273             $229            $191            $191
Full production costs                             $397            $334             $298            $261            $279

Average Cost per Ounce
of Silver Produced:
----------------------

Cash production costs                            $4.57           $5.81            $5.45           $4.51           $4.50
Full production costs                            $5.76           $7.17            $6.85           $5.89           $5.67

Industrial minerals (tons shipped)             991,214         985,639          887,676         879,034         823,214

------------------------------

(1) The increase in gold production from 1994 to 1995 is principally due to increased gold production from the Grouse Creek gold mine where gold production increased 64,794 ounces, from 2,093 ounces in 1994 to 66,887 ounces in 1995, and increased gold production from the La Choya gold mine, where gold production increased 24,283 ounces, from 47,861
         ounces in 1994  to 72,144  ounces in  1995.   The increase  in gold
         production was offset by decreased gold production at the Republic Unit which completed operations in February 1995, and decreased gold production at the American Girl mine due to fewer tons being milled. The increase in gold production from 1993 to 1994 is principally due to the commencement of operations at the La Choya gold mine in February 1994, and the commencement of operations at the Grouse Creek gold mine in December 1994 partially offset by decreased gold production at the Republic mine. The decrease in gold production from 1992 to 1993 is principally due to decreased production at both the Cactus (which was shut down in 1993) and Republic gold mines. The decrease in gold production from 1991 to 1992 is principally due to decreased production at the Republic, Yellow Pine (which was shut down in 1992) and Cactus gold mines.

(2) Increased silver, lead and zinc production from 1994 to 1995 is principally due to increased silver production from the Grouse Creek mine which contributed a full year's production in 1995 after commencing operations in December 1994, and increased silver, lead and zinc production from the Lucky Friday mine resulting in part from the effect of the temporary suspension of operations due to an ore conveyance accident on August 30, 1994. The Lucky Friday resumed operations in December 1994. Decreased silver, lead and zinc production from 1993 to 1994 is due to two factors: 1) the suspension of operations at the Greens  Creek mine in April 1993;
         and 2) decreased production at the Lucky Friday mine resulting in part from the temporary suspension of operations due to the ore conveyance accident on August 30, 1994. A decision has been made to redevelop the Greens Creek mine with commercial production estimated to recommence by early 1997. The decrease in silver production from 1992 to 1993 is principally due to the suspension of operations at the Greens Creek mine in April 1993 partially offset by increased silver
         production at the Lucky Friday mine.   The decrease in silver
         production from 1991 to 1992 is principally due to the sale of Hecla's interest in the Galena mine in 1992.

The principal executive offices of the Company are located at 6500 Mineral Drive, Coeur d'Alene, Idaho 83814-8788, telephone (208) 769-4100.

METALS SEGMENT

GROUSE CREEK GOLD MINE - IDAHO

Operations at the Grouse Creek gold mine commenced in December 1994 and full production levels were achieved by June 1995. The Company's 80% interest in the Grouse Creek mine production during 1995 amounted to 66,887 ounces of gold and 541,532 ounces of silver.

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

On February 8, 1994, the Company sold to Great Lakes Minerals, Inc. of Toronto (Great Lakes) a 20% undivided interest in the Company's Grouse Creek gold mine. Proceeds received from the sale, totaling $13.3 million, represent the sales price of $6.8 million for 20% of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million, plus Great Lakes' pro-rata share of construction costs for Grouse Creek from July 1, 1993 through January 31, 1994. Pursuant to the acquisition and joint venture agreements, Great Lakes is required to fund its 20% pro-rata portion of all capital and operating costs. In addition, these agreements provide that until March 1, 1996, Great Lakes had the option to purchase up to an additional 10% undivided interest in the mine and fund its increased share of capital expenditures. This option expired unexercised on March 1, 1996.

During the third quarter of 1995 and continuing into the fourth quarter of 1995, the Grouse Creek mine experienced significantly higher than expected operating costs per ounce of gold produced and significantly less than expected operating margins resulting from higher than expected start-up costs and lower than expected gold ore grade. Mining to date has indicated that mill grade ore occurs in thinner, less continuous structures than originally interpreted. The Company thus determined that a 1995 third quarter carrying value write-down totaling $97.0 million was required to properly reflect net realizable value of its 80% interest in the Grouse Creek Joint Venture. The amount of the adjustment was based on the

Company's carrying value of its 80% interest in the Grouse Creek mine in excess of the Company's share of estimated discounted future cash flows. A revised life-of-mine cash flow analysis was developed early in the fourth quarter of 1995 for this purpose which recognizes the geologic complexity of the Sunbeam deposit as determined from mining experience to date and includes a revised interpretation of the geologic data.

Two distinct ore deposits  have been identified at  the Grouse Creek mine:   the
Sunbeam deposit and the Grouse deposit. Both deposits are mined by open pit methods.

The Company currently plans to continue mining on the Sunbeam pit through June 1996 and perform further ore confirmation drilling of the Grouse deposit to evaluate the feasibility of mining operations beyond June 1996. The Company's Board of Directors is currently expected to make a decision during the second quarter of 1996 whether to continue further development and operation of the Grouse Creek mine.

If the Grouse Creek mine is not further developed and operations wind down in June 1996, the property will either be placed on a care-and-maintenance basis (pending an improvement in metals prices or other developments) or shut down permanently. Annual holding costs on a care-and-maintenance basis are currently estimated at approximately $3.0 to $4.0 million. If the decision is made to shut the property down, an accrual for closed operations and environmental matters in the range of $16.0 to $20.0 million would be necessary at the time the mine is shut down.

Based on current plans, the Company's share of additional capital costs for the mine are expected to be between $10.0 and $12.0 million during 1996. The Company estimates that its share of total production at the Grouse Creek gold mine will be from 30,000 to 60,000 ounces of gold in 1996. The upper end of the range for both capital and gold production are contingent upon the Company's decision to further develop and operate the mine beyond June 1996.

Pursuant to a November 27, 1995 agreement entered into between the Company and Great Lakes, past due cash calls totaling $2.2 million were forgiven by the Company in exchange for Great Lakes granting the Company certain warrants to purchase Great Lakes' common stock (Great Lakes Warrants) which expire on December 31, 1997, and a royalty totaling $2.3 million payable out of 25% (75% after December 31, 1997) of the proceeds (in excess of cash operating requirements) from Great Lakes' share of Grouse Creek production. As of
December 31, 1995, the Company has recorded a receivable from Great Lakes of $1.3 million, which is the Company's estimated present value of the Great Lakes Warrants and the royalty payments owed by Great Lakes. In addition, the Company has been advised that Great Lakes anticipates it will elect to dilute its joint venture interest rather than pay its share of any future capital expenditure requirements for the Grouse Creek mine. Accordingly, projections for Grouse Creek are based on the assumption that the Company will be funding 100% of those requirements.

The following table presents the Company's share of the proven and probable mineral reserves for the Grouse Creek gold mine as of the dates indicated:

     Year       Total          Gold         Gold        Silver      Silver
     End        Reserves       Avg. Grade   Content     Avg. Grade  Content
     12/31      (tons)(2)      (oz./ton)    (ounces)    (oz./ton)   (ounces)
     -----      ----------     ----------   ---------   ----------  ----------
     1995(1)     6,872,400(4)      0.044     299,362      1.25       8,571,140
     ----

     1994(1)    17,658,000(3)      0.041     721,600      0.92      16,206,080
     ----

     1993(1)    12,104,000         0.055     671,200      1.07      12,972,800
     ----

     1992(1)    14,467,000         0.057     831,000      1.21      17,474,000
     ----

     1991(1)    15,018,600         0.048     719,150      1.20      17,276,810
     ----

     -----------------------

    (1) 1995, 1994 and 1993 proven and probable mineral reserves reflect only the Company's share (80%) pursuant to the February 8, 1994, sale of a 20% interest in its Grouse Creek mine. If the Company had only an 80% interest in 1992 and 1991, the Company's share of contained gold and silver would have been 664,800 and 13,979,200 ounces, respectively, in 1992 and 575,320 and 13,821,448 ounces, respectively, in 1991.

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

    (4) Reserves at the unit decreased from 1994 to 1995 for the following reasons:

         a) During the year, 1,365,200 tons of ore containing 50,885 troy ounces of gold and 884,385 troy ounces of silver were mined from the Sunbeam pit, and 18,408 tons of ore containing 7,786 troy ounces of gold and 27,428 troy ounces of silver were mined from Grouse underground;

         b) Recalculation of Sunbeam pit reserves resulting in a decrease of 2,348,880 tons of ore containing 115,207 troy ounces of gold and 580,702 troy ounces of silver;

         c) Lower-than-expected tonnage and grade in the portion of the pit mined in 1995 leading to a production shortfall of 766,800 tons containing 33,660 troy ounces gold and 4,381 troy ounces of silver; and,

         d) Increases in cutoff grade for the Sunbeam and Grouse deposits, and decreases in mill recovery applied to the Grouse deposit reserves to match actual operating cost and recovery experience at the unit, resulted in a reduction of 6,285,712 tons containing 214,700 ounces gold and 6,138,044 ounces silver.


Currently, the Grouse deposit is undergoing a reevaluation including incorporation of 1995 drill hole information into a mineral inventory estimate and a full metallurgical study. A new mine plan will be completed during the second quarter 1996. The ore reserves for the Grouse Creek unit should be considered preliminary, since changes to the Grouse pit mine plan, together with ongoing evaluation of the Sunbeam pit mine plan could result in significant changes to ore reserves at the unit.

Both the Sunbeam deposit and the Grouse deposit use conventional surface mining methods. Blasthole assays are used to determine ore grade material. The material is segregated and hauled by off-highway trucks to the mill. Waste material is hauled to a waste dump or used as construction material in the tailings dam. In both deposits ore is mined on 20-foot benches. The milling process involves a 6,000-ton-per-day gold recovery facility. The recovery process involves crushing and grinding of the ore and recovering approximately 50% of the gold in a gravity circuit. The remaining gold and silver is dissolved in a weak sodium cyanide solution and recovered with carbon adsorption and Merrill-Crowe precipitation. Overall recoveries are currently estimated at 92% gold and 50% silver for ore from the Sunbeam deposit, and 72% gold and 69% silver for ore from the Grouse open pit deposit. A refinery on the property produces a gold/silver dore that is further processed by a commercial refiner. The tailings from the cyanide process are impounded in a 15.5 million ton capacity double-lined tailings pond. All permits for this facility are in good standing. Salmon River Electric Cooperative, Inc. provides electrical power to the Grouse Creek gold mine.

The Sunbeam deposit is being mined at a rate of 6,000 tons of ore per day at a current cut-off grade of 0.025 ounce per ton of gold equivalent and a stripping ratio of 3.6:1. The Grouse deposit will be mined at approximately the same rate and will have a cut-off grade of 0.032 ounce per ton of gold equivalent and a stripping ratio of 4.5:1.

Reclamation activities  include  the partial  backfill and  revegetation of  the
Sunbeam deposit and the Grouse deposit and covering, recontouring and revegetating the tailings surface and construction of a permanent spillway. The waste dump and haul roads will be recontoured and revegetated. Process facilities will be removed and foundations will be buried. Concurrent reclamation practices will be employed whenever possible. The reclamation plans have been approved by the appropriate state and federal agencies. The Company's share of the reclamation expense recognized in 1995 totaled $1,006,817.

As of December 31, 1995, the Company's net book value of Grouse Creek property, plant and equipment was $1.5 million. As of December 31, 1995, there were 200 employees at the Grouse Creek gold mine. The employees are not represented by a bargaining agent.

LA CHOYA GOLD MINE - SONORA, MEXICO

The La Choya gold mine is located 30 miles south of the U.S. border in the State of Sonora, Mexico, and is 100% owned by the Company through a Mexican subsidiary. The La Choya gold mine is the Company's first operation outside the U.S. and Canada. In May 1992, the Company exercised its option to purchase the Mexican mineral concessions related to this property, which includes a land position of over 16,000 acres.

The La Choya gold mine commenced operations in February 1994 and produced approximately 48,000 ounces of gold in 1994 and approximately 72,000 ounces in 1995. The Company expects to produce 60,000 to 65,000 ounces of gold in 1996. Current proven and probable mineral reserves at the La Choya gold mine are expected to be substantially depleted in 1997. The ore is mined via conventional open pit methods at a stripping ratio of 3.3:1 utilizing a cut-off grade of 0.012 ounce of gold per ton, crushed to two inches in size, and then cyanide leached on a leach pad. The gold in the leach solution is processed in a carbon recovery plant to produce a gold/silver dore, which is transported to the U.S. for further refining. The average life of mine recovery of contained gold ounces is estimated at approximately 87%.

The Company conducted exploration drilling programs during 1994 and 1995 in an effort to expand the gold reserves and mine life at the La Choya gold mine. Drilling results in 1994 were successful in adding approximately 55,000 ounces of contained gold to the proven and probable reserve category. The 1995 program did not add significantly to the existing ore reserve.

Information with respect to production, proven and probable mineral reserves, and average cost per ounce of gold produced as of the dates indicated are set forth in the following table:

                                                     Years
                                    -----------------------------------------
     Production (100%)              1995(4)         1994(1)          1993
     -----------------              ----------      ---------      ----------
     Ore mined (tons)                4,031,274      2,026,381             - -
     Ore crushed (tons)              2,648,948      1,979,463             - -
     Gold (ounces)                      72,144         47,861             - -

     Proven and Probable
     Mineral Reserves(2)
     --------------------

     Total tons                      3,538,042      6,138,000       6,138,000
     Gold (oz. per ton)                  0.028          0.032           0.037

     Average Cost per Ounce
     of Gold Produced
     ----------------------

     Cash production costs(3)             $192           $243             - -
     Full production costs(3)             $295           $337             - -

     ------------------------------------

    (1)  Production at the La Choya mine commenced in February 1994.

    (2) For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

    (3) Includes approximately $2.1 million in start-up cost expensed in the first quarter of 1994.

    (4) At December 31, 1995, estimated recoverable gold ounces on the heap leach pad totaling approximately 36,000 gold ounces are not included in ore reserves. These ounces were placed on the pad during 1994 and 1995 and are currently estimated to be recovered over the mine's remaining life.


Reclamation activities will be completed at the end of the mine's life and will include rinsing of the heap leach pads, followed by recontouring of the pads, and regrading and revegetating the site. Reclamation expense recognized in 1995 was $579,561.

As of December 31, 1995, there were 204 employees at the La Choya gold mine. The National Union of Mine, Metallurgical and Related Workers of the Mexican Republic is the bargaining agent for the La Choya gold mine nonconfidential (hourly) employees. The current labor agreement expires on September 7, 1996.

As of  December 31, 1995,  the Company's  net book  value of the  La Choya  mine
property,  plant and  equipment  totaled $10.8  million.   Electrical  power  is
provided by on-site diesel generators.

The recent decline of the Mexican peso has not significantly impacted results at the La Choya mine as both funding for operations and gold
sales are  denominated in U.S. dollars.   Further declines in  the Mexican peso,
however, could adversely impact the Company's Mexican operations.

LUCKY FRIDAY MINE - IDAHO

The Lucky Friday, a deep underground silver and lead mine, located in northern Idaho and 100% owned by the Company, has been a producing mine for the Company since 1958. The mine operated continuously until low metals prices and rockburst activity forced the suspension of operations in April 1986. During the shutdown, the Company's engineers began converting portions of the mine to a mechanized underhand mining method designed to increase productivity and reduce rockburst activity. Production was resumed at the Lucky Friday mine in June 1987 and continued uninterrupted until August 30, 1994, when an ore-conveyance accident forced suspension of operations until repairs could be made. Operations resumed on December 5, 1994, and steady-state production was achieved in February 1995. During 1995, the Company recovered its costs and lost operating cash flow resulting from the accident from its insurance carrier.

The cash and full production cost per ounce of silver decreased from $5.81 and $7.17, respectively, in 1994 to $4.57 and $5.76, respectively, in 1995. The decreases are due principally to decreased production costs and increased silver production in 1995 compared to 1994, as well as increased by-product credits due to increased lead and zinc production, higher lead prices and improved zinc recovery. Lead and zinc are by-products of the process employed at the Lucky Friday mine, the revenues from which are deducted from production costs in the calculation of production cost per ounce (see Glossary of Certain Mining Terms).

The ore-bearing structure at the Lucky Friday mine is the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The ore body is located in the Revett Formation which is known to provide excellent host rocks for a number of ore bodies in the Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south, with an average width of six to seven feet. The principal ore minerals are galena and tetrahedrite, with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous ore body in and along the Lucky Friday Vein. The major part of the ore body has extended from the 1200-foot level to and below the 5750-foot level, which is currently being developed.

The principal mining method, underhand cut and fill, was piloted in 1985 and 1986, and has since been fully implemented. This method utilizes mechanized equipment, a ramp system and cemented sand fill. The method has proven effective in reducing mining costs and limiting rockburst activity. However, rockbursting continues to be a concern in the one-mile-deep mine.

The ore produced from the mine is processed in a 1,000-ton-per-day conventional flotation mill at a current rate of 700 tons per day at the

Lucky  Friday mine  site.   The flotation  process produces  both  a silver-lead
concentrate and  a zinc  concentrate.   During 1995  approximately 97.3%  of the
silver, 97.1% of the lead, and 82.9% of the zinc were recovered.

The Lucky Friday mine's mill facility and surface and underground equipment are in good working condition. The mill was originally constructed approximately 34 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis to keep the plant and equipment in good physical and operating condition. The net book value of the Lucky Friday mine property and its associated plant and equipment was $27.2 million as of December 31, 1995.

Reclamation activities are contemplated to include stabilization of tailings ponds and waste rock areas. The current reclamation accrual is in excess of the estimated reclamation costs, and no reclamation expense was recognized in 1995.

Even though recent historical total production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered which includes the possible development of the Gold Hunter property (see following paragraph), and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Lucky Friday mine is recoverable from future undiscounted cash flows generated from operations and considering the estimated salvage value of surface plant, equipment and the value associated with property rights. In evaluating the carrying value of the Lucky Friday mine, the Company used fixed metal prices of $5.77 per ounce silver, $0.35 per pound of lead and $0.49 per pound of zinc through 2005, the estimated end of commercial production. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs currently being experienced at the Lucky Friday mine, adjusted for anticipated changes resulting from the execution of the Company's mine production plan. Based upon these projected factors, the Company currently estimates that future cash and full production costs per ounce of silver produced over the remaining life of mine would be approximately $3.79 and $4.75, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates.

The principal reason that cash costs per ounce are assumed to be lower than recent historical amounts is the effect of the development of the Gold Hunter project and lead by-product revenues (which are credited against the production costs of silver produced) at $0.35 per pound which is higher than recent actual prices. If the mineral resource associated with the Gold Hunter property described below is not fully developed by the Company, management of the Company believes that a write-down in the carrying value of the Lucky Friday mine and or the capitalized costs associated with Gold Hunter project may occur depending on the current economic environment at the time the production decision is made on the Gold Hunter. Capitalized expenditures associated with the Gold Hunter project as of December 31, 1995 total approximately $2.8 million.

During 1991, the Company discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, about 5,000 feet northwest of the existing Lucky Friday workings. In an extensive exploration program in 1992, the Company undertook an underground evaluation of the Gold Hunter property mineralization. The program referred to now as the "Lucky Friday Expansion Project," discovered mineralization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a preliminary feasibility study were completed during 1993. In 1994, the Company approved the first phase of development of the Lucky Friday Expansion Project. The first phase of development consists primarily of driving an access drift from the 4900-foot level of the Lucky Friday workings which will intersect the Gold Hunter ore zone approximately 850 feet below the presently developed area. The new access drift will require approximately 7,000 feet of development excavation. The access drift advanced 3,000 feet in 1995, and exploratory drilling is scheduled to start in the second quarter of 1996. In 1994 and 1995, $2.6 million was spent on the first phase of the project. A final feasibility study will be completed in 1997, at which time a decision will be made on further development of the Gold Hunter property. If further development is approved, it is presently estimated that an additional $16.0 million ($3.2 million in 1996 and $12.8 million for 1997 through 1999) in capital expenditures will be required to bring the Lucky Friday Expansion Project into full production. If further development is approved, initial production from the project is expected in 1997, and production will increase until full production is achieved upon completion of the entire project in the first quarter of 1999.

The  Gold  Hunter  property  is controlled  by  the  Company  under  a long-term operating agreement, which entitles the Company, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. The Company will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties, which as of December 31, 1995, totaled approximately $12.0 million.

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

Information with respect to production, proven and probable mineral reserves, and average cost per ounce of silver produced for the past five years is set forth in the table below:

                                                    Years
                        ---------------------------------------------------------
Production (100%)         1995       1994(2)      1993         1992       1991
-----------------       ---------   ---------   ---------   ---------   ---------
                        <c
Ore milled (tons)         158,874     124,986     179,579     175,170     152,150
Silver (ounces)         1,662,706   1,306,884   2,122,738   2,031,779   1,850,531
Gold (ounces)                 830         605         972         965         928
Lead (tons)                16,967      13,214      19,795      21,336      18,857
Zinc (tons)                 2,999       2,431       4,385       4,213       3,164

Proven and Probable
Mineral Reserves(1)
-------------------

Total tons                468,590     450,685     414,315     446,105     440,060
Silver (oz. per ton)(3)      11.7        13.9        14.4        14.3        13.6
Lead (percent)(3)            11.6        13.9        14.3        13.4        12.8
Zinc (percent)(3)             1.8         2.9         3.0         2.3         2.8

Average Cost per Ounce
of Silver Produced
----------------------

Cash production costs      $ 4.57      $ 5.81      $ 5.54      $ 4.12      $ 5.01
Full production costs      $ 5.76      $ 7.17      $ 6.77      $ 5.35      $ 6.20

------------------------------------

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

(3) Decreased grades for silver, lead and zinc in 1995 versus 1994 are the result of an adjustment to mining dilution factors to represent current mining practices, changes in mining method that require more dilution in some of the planned stopes, decrease in vein width and grade in current mining areas, and completion of mining in certain internal ore blocks, around which no additional reserves can be projected.


At December 31, 1995, there were 154 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement has been extended to June 12, 1999. The bargaining agent has the option to request the Company to negotiate wages and time off during the extended period of the labor agreement. Washington Water Power Company supplies electrical power to the Lucky Friday mine.

GREENS CREEK MINE - ADMIRALTY ISLAND, ALASKA

At December 31, 1995, the Company held a 29.7% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint venture arrangement with Kennecott Greens Creek Mining Company, the manager of the mine, a wholly owned subsidiary of Kennecott Corporation. Greens Creek is a polymetallic deposit containing silver, zinc, gold, and lead.

Greens Creek lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims, and one patented millsite claim in addition to property leased from the U.S. Forest Service. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility and a ferry dock.

In February 1993, as a result of depressed metal prices and a glut in world concentrate markets, the decision was made to place the mine on a temporary shutdown. Commercial production ceased in April 1993, and the mine and mill were placed on a care-and-maintenance basis. Exploration and mine development activities continued at the mine during the shutdown. Follow-up drilling on previously identified targets was successful in identifying a new ore zone, the Southwest Extension.

In January 1994, a feasibility study was initiated to determine the advisability of placing the mine back into production. The feasibility study was completed in the fourth quarter of 1994 and in 1995 the decision was made to reopen the Greens Creek Mine, with commercial production estimated to recommence by early 1997. The reopening project includes development of the Southwest ore body, purchase of new mine equipment, upgrading of ancillary facilities, improvement of environmental control systems and modification of the process plant.

Environmental permitting progress for the reopening project during 1995 included: the Forest Service approval of the General Plan of Operations and Phase I Construction Plan of Operations; and the City and Borough of Juneau approval of the Large Mine Permit. Permits that were in-progress at the end of 1995 included the Forest Service Phase II Construction Plan of Operations (CPO) and the Alaska Department of Environmental Control solid waste permit for the tailings disposal. Renewal of the mine waste-water discharge and air quality permits were also in progress at the end of the year.

Current plans call for 1,320 tons per day underground mining operations in the Southwest ore zone, beginning in the fourth quarter of 1996. Ore from the underground trackless mine will be milled at the mine site. The mill will produce gold/silver dore; and lead, zinc and bulk concentrates. The dore will be marketed to a precious metal refiner and the three concentrate products will be predominantly sold to a number of major smelters worldwide. A lesser amount of the concentrates will be sold to metal merchants under short-term agreements. The concentrates will be shipped from a marine terminal located about nine miles from the mine site.

Improvements to the mill include modifications designed to allow increased throughput and to recover higher grades of zinc from the Southwest and West ore zones. Additionally, the reopening project includes recommissioning and deferred maintenance of all process equipment. Ancillary project work includes an expansion of the tailings disposal facility, upgrade of the power generating capacity, and purchase of surface equipment to replace contractors with mine employees. The capital investment in ancillary facilities will allow the mine to increase efficiency as well as metal production.

Environmental projects are focused on improving the performance of water treatment systems at the mine site. Two new water treatment plants, associated ponds and pipelines will allow the mine staff more assurance of meeting more stringent environmental standards.

In 1995, the Company's portion of capitalized expenditures to redevelop the Greens Creek mine totaled $10.6 million. The Company's share of 1996 capitalized expenditures is estimated to be $21.2 million. At December 31, 1995, the Company's interest in the net book value of the Greens Creek mine property and its associated plant and equipment was $59.7 million.

Even though historical production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, the Company used fixed metal prices of $411 per ounce of gold, $5.77 per ounce of silver, $0.35 per pound of lead and $0.49 per pound of zinc through 2014, the estimated end of commercial production. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, the Company estimates that future cash and full production costs per ounce of silver produced over the remaining life of the mine would be $2.39 and $4.32, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. The principal reason that cash costs per ounce are assumed to be less than historical amounts is a forecasted increase in the grade of ore processed.

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

                                                      Years (Company's Interest (2))
                            -------------------------------------------------------------------------------------------
Production                  1995(1)(29.7%)     1994(1)(29.7%)          1993(1)(29.7%)     1992(28%)          1991(28%)
----------                  --------------     --------------          --------------     ----------         ----------
Ore milled (tons)                     - -                - -               33,638            123,526            120,187
Silver (ounces)                       - -                - -              551,107          1,959,368          2,178,141
Gold (ounces)                         - -                - -                2,826              9,094             10,505
Zinc (tons)                           - -                - -                3,453             11,385             11,906
Lead (tons)                           - -                - -                1,298              4,650              4,863

Proven and Probable
Mineral Reserves(3)
-------------------

Total tons                      2,585,000          2,585,000            1,911,000          3,422,000          3,876,000
Silver (oz. per ton)                 19.2               19.2                 16.0               12.7               13.3
Gold (oz. per ton)                   0.16               0.16                 0.14               0.13               0.12
Zinc (percent)                       13.1               13.1                 14.4               13.2               12.8
Lead (percent)                        4.7                4.7                  4.7                4.0                4.0

Average Cost per
Ounce of Silver Produced
------------------------

Cash production costs                 - -                - -               $ 5.11             $ 4.82             $ 3.94
Full production costs                 - -                - -               $ 7.16             $ 6.54             $ 5.43

-------------------------------

(1)      Operations were suspended in April 1993 and placed on a standby basis.

(2) Equity during the period of active production was 28.08%, but was increased to 29.73% by the time of the reserve determination.

(3) For proven and probable mineral reserve assumptions and definitions, see Glossary of Certain Mining Terms.

Mineral reserve criteria and estimation techniques used for 1995, 1994 and 1993 reserves differed substantially from those used in prior years. Among these changes were the adoption of block modeling techniques in place of the sectional methods for a major section of the mine, a reevaluation of cut-off criteria, and the development of refinements to in-situ net smelter return estimates involving projected smelting terms and distribution or recovery of metals in the three concentrate products and metal price changes. In addition, more rigorous criteria for reserve classification were applied to the probable reserves category. These changes and the deduction for production in 1993 resulted in a reduction in proven and probable mineral reserves from 3.4 million tons at December 31, 1992, to 1.9 million tons at December 31, 1993.

In 1993, drilling in the southwest area of the mine encountered an additional mineralized zone containing higher than mine average gold and silver content. Further drilling in the area in 1994 accounts for most of the increase in reserves between 1993 and 1994.

As of December 31, 1995, there were 124 employees at the Greens Creek mine. The employees at the Greens Creek mine are not represented by a bargaining agent. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

AMERICAN GIRL MINE - CALIFORNIA

The Company acquired its 47% interest in the American Girl gold mine in March 1994 as part of the Equinox acquisition. The mine property is located in Imperial County, California. The property includes three mining areas; the Padre-Madre area where mining is nearly complete, the American Girl Canyon area which is presently being mined, and the Oro Cruz area where development began March 1, 1995. Production from the Oro Cruz commenced in late 1995.

The cash and full production costs per ounce of gold increased from $344 and $367, respectively, in 1994 to $436 and $483, respectively, in 1995. The increases are principally due to Oro Cruz permitting delays in late 1994 and early 1995. The operations could not operate at full capacity until the Oro Cruz was permitted and developed. Processing of Oro Cruz ores began in December 1995.

Geology of the area is well studied. Gold mineralization is hosted along low angle brittle faults (detachment faults) with average dips of 15 to 20 degrees. Gold occurs in the native form, most often along fracture boundaries. The mine is located in an area that has experienced high levels of seismic activity.

The mine is managed by MK Gold Company, the Company's joint venture partner. MK Gold receives a monthly management fee of 2% of certain specified costs of the joint venture. Certain matters regarding the joint venture require the approval of the management committee. The Company and MK Gold each have two members on the joint venture management committee.

The American Girl mine is held through a combination of patented and unpatented claims either owned outright or through leases. Properties are subject to underlying net smelter return royalties ranging from 3.5% to 12.5% depending upon the lessor, gold price and recovery of capital costs.

The property contains several ore bodies from which ore has been and is currently being mined. At the present time, remaining ore is being mined from surface pits and underground production areas in the American Girl Canyon area and two open pits and an underground mine in the Oro Cruz area. Ore is processed by heap leaching and conventional milling in facilities owned by the joint venture. Electric power is generated on-site by equipment owned by the joint venture. The total full-time employees at the site as of December 31, 1995 was 200. Employees at the American Girl mine are not represented by a bargaining agent. The Company's basis in the American Girl mine property, plant and equipment was $6.9 million at December 31, 1995. A portion of reclamation activity is being performed concurrently with operations at the American Girl mine. Reclamation activity includes backfilling mine pits, recontouring and revegetating pits and heap leach pads. Final reclamation will include removal of buildings and closure of underground mine openings. The current reclamation accrual is in excess of estimated reclamation costs, thus 1995 reclamation expense recognized totaled only $18,663.

Information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of gold produced for the dates indicated are set forth in the table below:

                                                        Years
                                        --------------------------------------
Production (47%)                          1995           1994           1993
----------------                        ----------     ----------    ---------
      Total ore processed (tons)          783,132        704,489        433,504
      Gold (ounces)                        21,489         30,624         35,192

      Proven and Probable
      Mineral Reserves (47%)(1)
      -------------------------

      Total tons                        2,171,000(3)   3,428,000(2)   1,814,200
      Gold (oz. per ton)                    0.056          0.049          0.078

      Average Cost per Ounce
      of Gold Produced
      ----------------------

      Cash production costs                 $ 436          $ 344          $ 257
      Full production costs                 $ 483          $ 367          $ 347

      ------------------------------------

      (1) For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

      (2) The increase in the mineral reserves from 1993 to 1994 is due to additional lower-grade tons being added to the proven and probable category during 1994.

      (3) The decrease in the mineral reserves from 1994 to 1995 is the result of mining activity in 1995, and the removal of low-grade tons from mineral reserves as Phase I mining of the Tybo pit (low-grade pit) ceased ahead of schedule due to pit stability concerns.


The Company anticipates that sufficient ore exists in the American Girl, Oro Cruz and Padre-Madre mine areas to enable surface and underground mining to continue into 1998. The Company's share of annual gold production is expected to be 30,000 to 35,000 ounces of gold. Exploration for additional surface and underground ore, which has been moderately successful in the past, is expected to continue.

ROSEBUD GOLD PROJECT - NEVADA

The Rosebud gold project is located in the Rosebud Mining District, in Pershing County, Nevada, and was acquired by the Company through the merger with Equinox. The Rosebud gold project consists of a 100% interest in 3 patented lode mining claims and 712 unpatented lode mining claims (the Hecla Claims), and a 52%
interest  in 48  lode  mining  claims  held  under a  joint  venture  with  N.A.
Degerstrom Inc. (the Degerstrom Claims). The total 772 claims cover approximately 15,950 acres and collectively comprise the "Rosebud Project." Patent application has been made on the 13 claims that contain all of the proven and probable mineral reserves (see Regulation of Mining Activity). The Rosebud Project may be reached from Lovelock, Nevada, by travelling northwest a distance of approximately 58 miles on an all weather gravel road. Capitalized expenditures at the Rosebud Project totaled $15.0 million at December 31, 1995.

In 1993, Equinox sold a 2.5% net smelter return royalty and an option to purchase for $2.5 million an additional 1.5% net smelter return royalty on the property to Euro-Nevada Mining Corporation Inc. (Euro-Nevada). The option must be exercised within 30 days after delivery by the Company to Euro-Nevada of a feasibility study on the Rosebud Project, but does not otherwise have an expiration date that is a date certain.

Until 1991, all significant gold mineralization and most of the 115,000 feet of drilling in 167 holes had been completed on what was known as the Dozer Hill Zone, a northeast trending zone extending a distance of about 1,500 feet within portions of 10 claims within the Hecla Claims. Further delineation drilling during 1994 resulted in identifying two distinct mineralized zones, the South Zone and the North Zone, within the original Dozer Hill Zone.

In 1991, 58,691 feet of drilling was carried out to test exploration targets east of the South Zone and to further evaluate the property. This exploration drilling encountered a new zone of high-grade gold mineralization (the East
Zone) about 1,000 feet east of the South Zone contained in portions of three claims within the Hecla Claims. Mineralization appears related to the low angle South Ridge fault which underlies most of the area of interest. Mineralization in the South and North Zones occur above this fault while mineralization in the East Zone occurs within and below this fault.

Results to date indicate that gold mineralization in the South, North and East Zones, as in many other volcanic-hosted gold deposits, is erratically distributed with numerous low-grade drill hole intercepts interspersed with higher grade drill hole intercepts over an area of approximately 1,000 feet east-west and 1,000 feet north-south. Drilling has also intersected further mineralization approximately 700 feet east of the East Zone.

In 1992, an additional 35,000 feet of drilling in 56 holes was completed on the Rosebud Project. This was followed by preliminary metallurgical studies and permit preparation for an advanced underground exploration program. The underground exploration program commenced in December 1993. During 1994, the Company spent approximately $5.6 million at the Rosebud property. Underground work included completion of 3,600 feet of drifting, 25,000 feet of underground diamond drilling, and 30,000 feet of surface diamond drilling designed to further delineate the ore body.

Permitting related work which began during 1994 was substantially completed during 1995. The Bureau of Land Management issued a finding of "No Significant Impacts" and Decision Record on October 26, 1995 as a result of the Environmental Assessment prepared for the Rosebud Project. The 30-day appeal period mandated by the National Environmental Policy Act was completed on November 26, 1995 and the Agency received no comments. The Decision Record allows the project to proceed as planned contingent upon acquiring the necessary state and local permits. Eight of the eleven permits required by the State of Nevada were received during 1995 with the remaining three expected during the first half of 1996. All local permits are confined to normal building permits and will be obtained following a decision by the Company to commence construction.

The following table presents the proven and probable mineral reserves for the Rosebud Project as of the dates indicated:


      Year       Total          Gold         Gold        Silver       Silver
      End        Reserves       Avg. Grade   Content     Avg. Grade   Content
     12/31       (tons)(1)      (oz./ton)    (ounces)    (oz./ton)    (ounces)
     -----       ----------     ----------   ---------   ----------   ----------
     1995        1,189,000(2)      0.452     538,000      2.75       3,275,000
     ----

     1994        1,641,000(3)      0.356     584,000      2.25       3,694,000
     ----

     1993        1,984,000         0.258     512,000      1.81       3,584,000
     ----

     -----------------------

      (1) For proven and probable mineral reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

      (2) The decrease in the tons of proven and probable mineral reserves in 1995 compared to 1994 is attributable to refinement of the mine plan, cost estimates, and cut-off grade during the feasibility study completed in November 1995.

      (3) The decrease in the tons of proven and probable mineral reserves in 1994 compared to 1993 is attributable to further delineation drilling of the ore body during 1994 which resulted in fewer reserve tons. However, this was more than offset by a higher average gold grade per ton.


The Company is currently finalizing the feasibility study. The feasibility study includes a comprehensive metallurgical testing program, engineering work related to the design of the underground mine, process plant, tailings facility, and infrastructure, and detailed hydrologic and geotechnical studies. Detailed construction schedules, capital and operating cost estimates, and an economic analysis are included. Although a decision to proceed with the project has not been made by the Company, if a determination is made to develop the project, capital costs are currently expected to be $50.0 to $55.0 million.

REPUBLIC MINE - REPUBLIC, WASHINGTON

The Company owns the Republic mine located in the Republic Mining District near Republic, Washington, which consists of several associated properties, a mill and ancillary surface facilities. In February 1995, the Company completed operations at the Republic mine and has commenced certain reclamation work in connection with the mine and mill closure. The Company's land position in the Republic area consists of approximately five square miles. The property has been optioned to Santa Fe Pacific Gold who is presently conducting extensive exploration activities. Under the terms of the agreement, Santa Fe Pacific Gold can earn a 70% interest in the project by spending $7.5 million over a three-year period and completing a feasibility study.

In 1994, the Company recorded an additional reclamation and closure costs accrual of $7.3 million. At December 31, 1995, the accrued reclamation and closure costs balance totaled $6.9 million. Reclamation and closure efforts commenced in 1995. During 1995 no additional reclamation expense was recorded. Reclamation and closure costs expenditures totaling $1,516,000 during 1995 were charged against the previously established reclamation and closure cost accrual.

Also in 1994, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect the estimated net realizable value of the Republic mine's property, plant and equipment. The adjustments totaled $7.2 million as a write-down of property, plant, equipment, and supplies inventory of the Republic mine (see Note 4 of Notes to Consolidated Financial Statements). The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $2.5 million representing the estimated residual value as of December 31, 1995.

Information with respect to production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years is set forth in the table below:

                                                  Years
                           ------------------------------------------------------
Production (100%)          1995(3)       1994       1993        1992        1991
-----------------          -------     -------    -------     -------     -------
Ore milled (tons)              - -     120,165    110,846     102,631      96,562
Gold (ounces)                3,098      39,085     49,601      58,343      77,736
Silver (ounces)             15,320     283,326    276,688     299,957     311,445

Proven and Probable
Mineral Reserves(1)
------------------------

Total tons                     - -         - -     103,533(2) 269,736     401,318
Gold (oz. per ton)             - -         - -        0.43       0.52        0.53
Silver (oz. per ton)           - -         - -         2.7        3.2         3.2

Average Cost per
Ounce of Gold Produced
----------------------

Cash production costs        $ 307       $ 250       $ 207       $ 176       $ 143
Full production costs        $ 307       $ 306       $ 262       $ 221       $ 176

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

(3) The 1995 metal production figures represent milling of stockpiled low-grade ore and secondary recovery efforts. Therefore, tons milled are not presented.


There were 11 people employed by the Company at the Republic mine at December 31, 1995. Employees at Republic are not represented by a bargaining agent.

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

The Middle Buttes mine began production in August 1986. During 1991, mining operations were completed at the Middle Buttes mine, and the remaining ore with recoverable gold was processed. Development of the Shumake mine was completed in November 1988, with commercial production beginning in December 1988. Mining operations at the Shumake mine were completed in February 1992. Nominal gold production is expected during 1996 as heap rinsing operations are completed. Reclamation efforts are ongoing. Reclamation expense of $39,304 was recognized in 1995.

The book value of the Company's interest in the Cactus mine property and its associated plant and equipment was fully depreciated as of December 31, 1993. Southern CalEdison supplies electrical power to the Cactus mine. As of December 31, 1995, there were 14 employees at the Cactus mine. Employees at the Cactus mine are not represented by a bargaining agent.

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

The following table sets forth the information with respect to the Company's share of production, proven and probable mineral reserves, and average cost per ounce of gold produced for the past five years:


                                                   Years
                               ----------------------------------------------------
Production (75%)               1995(1)   1994(1)    1993(1)    1992(1)    1991
------------------             -------   -------    -------    --------   ---------
Ore processed (tons)             - -        - -        - -     315,328    1,760,714
Gold (ounces)                  4,444      7,610      7,316      27,212       40,434
Silver (ounces)                1,743     19,555     24,165     114,415      162,760

Proven and Probable
Mineral Reserves
-------------------

Total tons                       - -        - -        - -         - -      234,140
Gold (oz. per ton)               - -        - -        - -         - -         0.04

Average Cost per
Ounce of Gold Produced
----------------------

Cash production costs          $ 284      $ 217      $ 242       $ 213        $ 246
Full production costs          $ 296      $ 217      $ 309       $ 337        $ 437

-------------------------------

(1) Mining operations were completed in February 1992. Gold recovery from the heap continued through 1995, but is expected to be completed in 1996.


INDUSTRIAL MINERALS SEGMENT

The Company's principal industrial minerals assets are its ball clay operations in Kentucky, Tennessee, and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; its lawn and garden products operations in Idaho, western Montana and South Dakota; and its specialty aggregate operations (primarily scoria) in southern Colorado and northern New Mexico. The Company conducts these operations through five wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company (K-T Clay), which operates its ball clay and kaolin divisions; (2) K-T Feldspar Corporation (K-T Feldspar), which operates the feldspar business;
(3) K-T Clay de Mexico, S.A. de C.V. (K-T Mexico), which operates the clay slurry plant business; (4) Mountain West Products, Inc. (Mountain West), which operates a lawn and garden products business; and (5) Colorado Aggregate Company
(CAC), which operates the Company's specialty aggregate business.

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

There were 163 people employed by K-T Clay at its ball clay operations as of December 31, 1995. Some of the hourly employees are represented by the United Steelworkers of America. The employment of these employees is subject to a three-year labor agreement which expires on February 8, 1997. The net book value of the K-T ball clay division properties, plants and equipment was $9.0 million at December 31, 1995.

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

At December 31, 1995, the net book value of K-T Mexico's property and associated plant and equipment was $3.3 million. K-T Mexico utilizes electrical power from the local public utility. There were 19 people employed by K-T Mexico as of December 31, 1995, represented by the Industrial Labor Union of Nuevo Leon. The labor agreement is renegotiated each year. The present labor agreement expires December 20, 1996.

Prior to the second quarter of 1995, K-T Mexico's functional currency was the Mexican peso. During the second quarter of 1995, K-T Mexico commenced invoicing its customers in U.S. dollars instead of the Mexican peso. This change indicated a change in the functional currency from the Mexican peso to the U.S. dollar. The change in the functional currency has been accounted for prospectively commencing in the second quarter of 1995. Translation adjustments from prior periods are included in shareholders' equity. The translated amounts for nonmonetary assets prior to the change have become the accounting basis for those assets.

The recent decline of the Mexican peso has not significantly impacted the results at K-T Mexico as both funding for operations and sales are denominated in dollars. Further decline in the

Mexican peso, however, could adversely impact the Company's Mexican operations.

K-T CLAY KAOLIN DIVISION

K-T Clay acquired the kaolin operations and assets of Cyprus Minerals Company's clay division on February 17, 1989, including kaolin mines and plants at Deepstep and Sandersville, Georgia, and Aiken, South Carolina. On June 1, 1995, K-T Clay acquired the operation and assets of the Langley plant of JM Huber Corporation in Langley, South Carolina. Kaolin, or china clay, is a near white clay of sedimentary origin, and is consumed in a variety of end uses including ceramic whiteware, textile grade fiberglass, as rubber and paper filler, and in miscellaneous plastics, adhesives and pigment applications. Kaolin is a unique industrial mineral because of its wide range of chemical and physical properties. The kaolin division of K-T Clay mines, processes, and blends numerous grades of clay to meet the specifications and requirements of its customers.

Markets for  K-T Clay's kaolin  products are  similar to ball  clay and  adverse shifts in market demand could occur due to mineral substitution and decreased demand for end-use products, which could adversely impact the demand for kaolin. Kaolin currently competes with minerals such as calcium carbonate in many filler applications, but the substitution of other minerals for kaolin in ceramic and fiberglass applications is presently limited. The marketing of kaolin to the ceramics industry is carried out by K-T Clay's sales force. Marketing to other industries is done through sales and distribution agents.

Mining of kaolin is done by open-pit methods. Ore bodies are identified and delineated by exploration drilling and overburden is removed by scrapers down to favorable clay strata. Select mining of clay is then accomplished by backhoe with over-the-road truck haulage to the processing and stockpiling facilities. K-T Clay operates kaolin mines in Georgia, serving its processing plants located at Sandersville and Deepstep, Georgia. K-T Clay also operates kaolin mines located in South Carolina, serving a processing plant located in Langley, South Carolina.

Processing of the clays is completed by the air-floating method where clay is shredded, dried, ground and separated by particle size at the Sandersville, Deepstep and Langley locations. In addition, clay is also processed into a water-slurry mixture at the Sandersville location.

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

There were 118 people employed by K-T Clay at its kaolin division as of December 31, 1995, with less than 25% of the labor force being represented by the Cement, Lime, Gypsum and Allied Workers, Division of International Brotherhood of Boilermakers. The current labor contract at the Sandersville, Georgia operation expires on February 28, 1997.

Both the ball clay and kaolin divisions of K-T Clay's plants and equipment have been operational in excess of 27 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Clay property and its associated plant and equipment was $24.2 million as of December 31, 1995. K-T Clay utilizes power from several public utilities as well as local utility cooperatives located in the vicinity of K-T Clay's operating plants.

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

K-T Feldspar's plant and equipment have been operational in excess of 27 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Feldspar property and its associated plant and equipment was $5.3 million as of December 31, 1995. Carolina Power & Light Company, a regulated public utility, provides the electric power utilized for operations at K-T Feldspar.

There were 49 employees employed by K-T Feldspar as of December 31, 1995; none of whom are represented by a bargaining agent.

MOUNTAIN WEST PRODUCTS, INC.

The Company acquired the operations and assets of Mountain West in December 1993, including processing plants in Rexburg, Idaho and Superior, Montana. In April 1995, Mountain West purchased the assets of Western Bark Company, which included processing plants at Kamiah, Idaho, Osburn, Idaho, and Piedmont, South Dakota. Mountain West's primary business is the purchasing, processing and marketing of certain wood waste products from lumber milling operations in the western intermountain region. These products are sold as organic soil amendments, organic landscape mulches and organic decorative ground cover for landscape purposes.

The waste products are purchased by Mountain West and transported by truck for processing at its plants. Due to the volatility of lumber mill operations, no assurance can be placed on Mountain West's ability to obtain raw materials from suppliers located near Mountain West operating plants. The plants are located near the
                                      -32-
sources of the raw materials to reduce transportation costs. The principal customers are lawn and garden retail yards, lawn and garden product distributors and discount retail chain stores. The processing plants are owned by Mountain West and the sources of waste bark supply are held under contracts.

Most sales are in the western U.S. and take place in the first six months of the year due to the seasonality of the market. The plants have operated in excess of 15 years at Rexburg, seven years at Superior, eight years at Kamiah, five years at Piedmont, and three years at Osburn. The plants are maintained and upgraded continually and are in good working order.

The net book value of the associated plant and equipment was approximately $6.2 million as of December 31, 1995. Utah Power and Light, Montana Power Company, Idaho County Light, Black Hills Power, and Washington Water Power Company provide electrical power utilized by the operations at Rexburg, Superior, Kamiah, Piedmont, and Osburn, respectively.

Mountain West had 149 employees as of December 31, 1995; none of whom are represented by a bargaining agent.

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

The principal customers for scoria briquettes are manufacturers and retailers of gas barbecue grills. Landscapers, distributors of landscaping materials, lawn and garden retailers and discount chain stores are the principal customers for scoria landscape stone. Pet supply retailers and discount chain stores are the principal customers for aquarium gravel.

The Mesita mine is owned by CAC. Due to the seasonal nature of CAC's business, it is usually anticipated that most of its annual sales and profits will be generated in the first two quarters of each calendar year. The Company has over nine years of mineral reserves at the Mesita, Colorado, location and has developed in excess of seven years of mineral reserves at the Red Hill mine in northern New Mexico which is under lease from the Bureau of Land Management.

CAC's plants and equipment have been operational in excess of 21 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $4.0 million as of December 31, 1995. Public Service Company of Colorado and San Luis Valley Electric Co-operative provide the electric power utilized for operations at CAC.

CAC had 75 employees as of December 31, 1995; none of whom are represented by a bargaining agent.

PROPERTIES ON STANDBY

GENERAL

Various mining operations of the Company have been placed on a standby basis. Placing a mining property on a standby basis during periods of depressed metals prices, thereby preserving a depletable asset, is common in the mining industry. The significant properties on standby at December 31, 1995 are described below.

YELLOW PINE - IDAHO

The Yellow Pine gold mine is located in Valley County, Idaho, about 50 miles east of McCall in central Idaho, and is accessed by secondary roads and air. The property consists of 26 patented claims which are held by the Company under lease from the Bradley Mining Company of San Francisco, California, and 57 unpatented claims. The lease provides for production royalties equal to 6% of net smelter returns plus 10% of cumulative cash flow, and also provides for a minimum royalty payment of $3,500 per month reduced by current production royalties. Production from the oxide mineralization ceased in 1992; the operation has been undergoing reclamation since that time. Mineralized sulfide material, estimated at between 15 and 20 million tons containing approximately
0.09 ounce of gold per ton, is also located on the property. The Company continues to seek other parties interested in the further exploration and development of this extensive gold-bearing deposit. The net book value of the Yellow Pine property, plant and equipment as of December 31, 1995, was approximately $165,000.

OTHER INTERESTS

URANIUM MILL TAILINGS

The Company has been involved in remediation of uranium mill tailings sites in Colorado and New Mexico. One site, in New

Mexico, has been completely reclaimed and the license released by the Nuclear Regulatory Commission. At a site near Naturita, Colorado, where a Hecla predecessor reprocessed uranium mill tailings under a license from the State of Colorado, remediation activities have been in progress since 1993. The facility was decontaminated in 1993, stabilization of wastes occurred in 1994, earthwork activities were initiated in 1995, and completion of remediation is planned for 1996 and 1997.

EXPLORATION

The Company conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. The Company owns or controls patented and unpatented mining claims, fee land, mineral concessions, and state and private leases in six states in the United States and two Mexican states. The Company's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, and (3) advanced-stage exploration acquisition opportunities. The Company is currently concentrating its exploration activities at the Lucky Friday and Greens Creek silver mines, the American Girl gold mine, the Rosebud property and the Pinos gold property in Mexico. The Company also owns 78.45% of the outstanding stock in ConSil Corp., whose primary focus is to explore and develop silver properties in the United States and Mexico. The Company remains active in other exploration areas and is seeking advanced-stage acquisition opportunities principally in the United States and Mexico.

Mineral exploration, particularly for gold and silver, is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that the Company's mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling to determine metallurgical processes to extract the metals from the ore, and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company's exploration programs will result in the expansion or replacement of existing reserves that are being depleted by current production.

Properties are continually being added to or dropped from this inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 1995, 1994 and 1993 were approximately $6.3 million, $8.4 million and $5.7 million, respectively. Exploration expenditures for 1996 are estimated to be approximately $4.1 million.

HEDGING ACTIVITIES

The Company's policy guidelines for hedging gold and silver production permit management to utilize various hedging mechanisms for up to 50% of the Company's annual estimated available metal production. Hedging contracts are restricted to no longer than 24 months without the Board of Director's approval and will be spread among a number of available customers. At December 31, 1995, the Company had 29% of 1996 budgeted gold production hedged utilizing forward sales contracts and option contracts. There were no hedging contracts for silver outstanding. The Company's policy with respect to lead hedging permits management to hedge 30% of estimated annual production of lead for periods not to exceed 12 months. None of the aforementioned activities have been entered into for speculative purposes at December 31, 1995. For further discussion regarding hedging activities, see Notes 1 and 2 of Notes to Consolidated
Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

INDUSTRY SEGMENTS

Financial information with respect to industry segments is set forth in Note 10 of Notes to the Consolidated Financial Statements.

COMPETITION

The Company is engaged in the mining and processing of gold, silver and other nonferrous metals and industrial minerals in the United States and Mexico. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, gold, silver and industrial minerals. The Company also competes with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Silver and gold are worldwide commodities and, accordingly, the Company sells its production at world market prices.

The Company cannot compare sales from its ball clay mining operations with sales of other ball clay producers because the principal competitors are either family-owned or divisions of larger, diversified companies, but the Company believes that K-T Clay is one of the more significant producers of ball clay in the United States. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989 and JM Huber Corporation in 1995, the Company has also become an important producer in the United States of ceramic-grade kaolin. The principal competitors of the Company in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company, and Old Hickory Clay Company. The principal competitors of the Company in the kaolin industry, are Albion Kaolin Company, Evans Clay Company, JM Huber Corporation, English China Clay Company and Dry Branch Kaolin Company. The

Company, with the acquisition of Indusmin Incorporated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of the Company in the feldspar industry are Feldspar Corporation and Unimin Corporation.

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

Because mines have limited lives based on proven ore reserves, the Company is continually seeking to replace and expand its reserves. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, lead, zinc and industrial minerals. As a result of this competition, some of which is with companies with greater financial resources than the Company, the Company may be unable to acquire attractive mining properties on terms it considers ac-ceptable. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Accordingly, there can be no assurance that the Company's programs will yield new reserves to replace and expand current reserves.

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

All of the Company's exploration, development, and production activities in the United States, Mexico, and Canada are subject to regulation by governmental agencies under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. The Company believes that it is in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how the Company conducts many aspects of its business, management of the Company does not believe that they have a material adverse effect on its results of operations or financial condition at this time. The Company's projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, the Company's operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time. The Company believes that adequate provision has been made for disposal of mine waste and mill tailings at all of its operating and nonoperating properties in a manner which complies with current federal and state environmental requirements.

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

The Company is also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA or Superfund) which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. The Company has been implicated for certain Superfund liabilities (see Note 7 of Notes to Consolidated Financial Statements). Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

During the past three years, the U.S. Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the General Mining
Law), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to further amend the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on the modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Approximately 30% of the proven and probable gold reserves and approximately 9% of the proven and probable silver reserves located at the Grouse Creek project are located on fully patented mining claims. The balance of such proven and probable mineral reserves are located within mineral claims for which the Company has applied for patents and has received a first half of Mineral Entry Final Certificate. Upon the determination of the mineral character of these claims by a Federal Mine Examiner, the Company believes patents will be issued to the Company covering these claims. Although there can be no assurance as to the ultimate impact of legislative action on these claims or the Company's ability to patent these claims under the existing General Mining Law, the Company believes that the pending legislation to amend the General Mining Law will not adversely affect the ability of the Company to receive patents for the Grouse Creek unpatented mining claims. The proven and probable mineral reserves at the Oro Cruz and Rosebud properties are located on claims that are unpatented.

EMPLOYEES

As  of December 31, 1995,  the  Company and  its  subsidiaries employed    1,259
people.

INVESTMENT CONSIDERATIONS

METAL PRICE VOLATILITY

Because a significant portion of the Company's revenues are derived from the sale of gold, silver, lead and zinc, the Company's earnings are directly related to the prices of these metals. Gold, silver, lead and zinc prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing re-gions. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the Company to predict. If the market price for these metals falls below the Company's full production costs and remains at such level for any sustained period, the Company will experience ad-ditional losses and may determine to discontinue the development of a project or mining at one or more of its properties. While the Company has periodically used limited hedging techniques to reduce a portion of the Company's exposure to the volatility of gold, silver, lead and zinc prices, there can be no assurance that it will be able to do so as effectively in the future (see Hedging Activities).

The following table sets forth the average closing prices of the following metals for 1980, 1985, 1990, and each year thereafter and the present year.

                    1980       1985       1990       1991       1992        1993      1994      1995
                  -------    -------    -------    -------    -------     -------    -------   -------
Gold(1)
  (per oz.)       $612.56     $317.26    $383.46    $362.18    $343.73    $ 359.77   $384.30   $384.16
Silver(2)
  (per oz.)         20.63        6.14       4.82       4.04       3.94        4.30      5.28      5.19
Lead(3)
  (per lb.)          0.41        0.18       0.37       0.25       0.25        0.18      0.22      0.29
Zinc(4)
  (per lb.)          0.34        0.36       0.69       0.51       0.56        0.44      0.44      0.47

------------------------------
(1)   London Final.
(2)   Handy & Harman.
(3)   London Metals Exchange -- Cash.
(4)   London Metals Exchange -- Special High Grade -- Cash.


VOLATILITY OF METALS PRODUCTION

The Company's future gold production will be dependent upon the Company's success in developing new reserves, including the development of the Rosebud gold project as well as exploration efforts at the Grouse Creek, La Choya and the American Girl gold mines (see Project Development Risks and Exploration). The Company's future silver production will be dependent upon the Company's success in developing new reserves, including the continued development of the Lucky Friday Gold Hunter project and the Greens Creek mine. If metals prices decline, the Company could determine that it is not economically feasible to continue development of a project or continue commercial production at some of its properties (see Metal Price Volatility).

PROJECT DEVELOPMENT RISKS

The Company from time to time engages in the development of new ore bodies both at newly acquired properties and presently existing mining operations (collectively "Development Projects"). The Company's ability to sustain or increase its present level of metals production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of any individual Development Project and all such projects collectively is based upon, among other things, estimates of reserves, metallurgical recoveries, and capital and operating costs of such Development Projects, and future metal prices. Development Projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

Development Projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Particularly for Development Projects, estimates of reserves, metal recoveries, and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all Development Projects may materially differ from the costs and returns currently estimated.

The Company's current Development Projects include the Rosebud project, the Gold Hunter project located adjacent to the Company's Lucky Friday mine, and the Greens Creek mine. Development and construction cost requirements to bring the Rosebud project into commercial production are estimated to be in the $50.0- $55.0 million range. The timing and amount of development and construction costs at the Rosebud project are dependent upon the Company's ability to arrange financing for development and construction. The Company estimates development and construction costs of $16.0 million ($3.2 million in 1996, and $12.8 for 1997 through 1999) for the Gold Hunter project, and $21.2 million in 1996, for the Company's 29.7% share of the development expenditures at the Greens Creek mine. The Company's estimated capital expenditures are based upon currently available data and could increase or decrease depending upon a number of factors. One such factor is that construction activities for certain Development Projects may not commence until the Company has secured additional financing and/or environmental approvals. If capital expenditures exceed current estimates, secondary financing may be required. Moreover, there can be no assurance that such addi-tional or secondary financing will be available. The commencement of construc-tion activities at such Development Projects also depends on the receipt of all necessary permits and regulatory approvals. There can be no assurance, however, that all of the necessary permits and regulatory approvals required for such Development Projects will be issued in the time frame contemplated by the Company.

Should the Company incur project development and construction costs as estimated, the Company anticipates that it will fund a substantial portion of its currently estimated capital requirements for 1996 through 1997 with operating cash flow and borrowings under its credit facility. The Company is also currently evaluating other financing options including the issuance of debt or equity securities and certain project financing alternatives. There can be no assurance that the Company will be able to obtain the necessary financing, or, if the necessary financing is obtained, that it will be obtained on favorable terms.

RESERVES

The ore reserve figures presented in this Form 10-K are, in large part, estimates made by the Company's technical personnel, and no assurance can be given that the indicated level of recovery of these metals will be realized. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience. Market price fluctuations of the various metals mined by the Company, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.

The metal prices used to determine mineral reserves at a particular mine are typically estimated by the company managing the mine. These metal prices may vary, depending on each company's assessment of metal prices over the near term and other factors that such company believes relevant. The Company estimates metals prices for its mineral reserve calculations, which approximate current market prices, but these metal prices may vary from current market prices based on a number of factors likely to influence metal prices over the near term. For proven and probable mineral reserve assumptions, including assumed metal prices, see Glossary of Certain Mining Terms.

Declines in the market price of gold may also render ore reserves containing relatively lower grades of gold mineralization uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset the effects of a drop in the market price of the gold expected to be mined from such reserves. If the Company's realized price per ounce of gold, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves and asset write-downs.

JOINT VENTURE ARRANGEMENTS

The Grouse Creek gold mine, the Greens Creek mine, the American Girl gold mine (including the Oro Cruz gold project) are operated through joint ventures. The Company owns an undivided interest in the assets of the ventures. Under the joint venture agreements, the joint venture participants, including the Company, are entitled to indemnification from the other joint venture participants and are severally liable only for the liabilities of the joint venturers in pro-portion to their interest therein. If a joint venture participant defaults on its obligations under the terms of a joint venture agreement (including as a result of insolvency), the Company could incur losses in excess of its pro rata share of the joint venture. In the event any joint venture participant so de-faults, each agreement provides certain rights and remedies to the remaining joint venture participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting parties' share of products, or its joint venture interest in the joint venture properties to satisfy the obli-gations of the defaulting participant. Based on the information available to the Company, the Company has no reason to believe that its joint venture participants with respect to the Greens Creek and American Girl properties will be unable to meet its financial obligations under the terms of the respective joint venture agreements. However, because the Grouse Creek mine ore grades have fallen short of expectations (see discussion in Management's Financial Review and Metal Segment - Grouse Creek Gold Mine - Idaho), the Company is not certain of its joint venture partner's, Great Lakes, ability in this project to fund future cash calls.

The Company currently estimates its 29.7% share of its remaining development and construction costs at the Greens Creek mine to be $21.2 million in 1996. If the decision is made to further develop and operate the Grouse Creek mine, the Company estimates additional capital expenditures in the range of $10.0 to $12.0 million in 1996. The Company's estimates of its development costs and capital expenditures assume that its joint venture participants will not default in their obligations to contribute their respective portions of such costs and expenditures except with respect to the

Grouse Creek gold mine where it is assumed Great Lakes will allow their interest to dilute and not fund capital expenditures. If there is such a default, there can be no assurance that the Company's financial resources will be sufficient to achieve planned levels of expenditures at the joint ventures.

Generally, the manager for a particular project controls day-to-day operating decisions and most other major decisions for the project. Disagreement with a joint venture participant as to the major decisions affecting a project's operations may have an adverse impact on the project. Should the Company incur joint venture development and construction costs as estimated, the Company anticipates that it will fund a substantial portion of its currently estimated capital requirements for 1996 through 1997 with operating cash flow and borrowings under its credit facility. The Company is also currently evaluating other financing options including the issuance of debt or equity securities and certain project financing alternatives. There can be no assurance that the Company will be able to obtain the necessary financing, or, if the necessary financing is obtained, that it will be obtained on favorable terms.

TITLE TO PROPERTIES

The validity of unpatented mining claims, which constitute a significant portion of the Company's undeveloped property holdings in the United States, is often uncertain and may be contested. Although the Company has attempted to acquire satisfactory title to its undeveloped properties, the Company, in accordance with mining industry practice, does not generally obtain title opinions until a decision is made to develop a property, with the attendant risk that some titles, particularly titles to undeveloped properties, may be defective.

MINING RISKS AND INSURANCE

The business of mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, rockbursts, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although the Company maintains insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential for pollution or other hazards as a result of disposal waste products occurring from exploration and production) is not generally available to the Company or to other companies within the industry. To the ex-tent the Company is subject to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Should the Company be unable to fund fully the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

FOREIGN OPERATIONS

The Company's La Choya gold mine is located in Sonora, Mexico and the Company's K-T Mexico clay slurry plant is located in Monterrey, Mexico. The Company also has exploration projects and mining investments in Mexico and Canada. Such projects and investments could be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of either foreign countries or the United States affecting foreign trade, investment and taxation, which, in turn, could affect the Company's current or future foreign operations.

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

     FULL PRODUCTION COSTS PER OUNCE -- Calculated based upon total full production costs, as defined, net of by-product revenues earned from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

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

     PROVEN AND PROBABLE MINERAL RESERVES -- Reserves that reflect estimates of the quantities and grades of mineralized material at the Company's mines which the Company believes can be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for the Company's products. Mineral reserves are stated separately for each of the Company's mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. The Company's estimates of proven and probable reserves for the Lucky Friday mine, the Grouse Creek mine and the La Choya mine at December 31, 1995 and 1994 are based on gold prices of $390 and $395 per ounce, silver prices of $5.50 and $5.60 per ounce, lead prices of $0.33 and $0.28 per pound, and zinc prices of $0.50 and $0.46 per pound, respectively. Proven and probable mineral reserves for the Rosebud project at December 31, 1995 and 1994 are based on gold prices of $395 per ounce and silver prices of $5.60 per ounce. Proven and probable mineral reserves for the Greens Creek and American Girl mines are based on calculations of reserves provided to the Company by the operators of these properties that have been reviewed but not independently confirmed by the Company. Kennecott Greens Creek Mining Company's estimates of proven and probable reserves for the Greens Creek mine as of December 1995 and 1994 are derived from successive generations of reserve and feasibility analyses for three different areas of the mine each using a separate assessment of metal prices. The prices used were:

                 East Ore Area   West Ore Area  Southwest Ore Area
                 -------------  --------------  ------------------
       Gold           $ 340           $ 350            $ 360
       Silver          4.50            4.75             5.00
       Lead            0.33            0.28             0.28
       Zinc            0.60            0.57             0.50

     Greens Creek Mining Company's estimates of proven and probable reserves at December 31, 1993 are based on silver prices of $4.75 per ounce, gold prices of $350 per ounce, zinc prices of $0.57 per pound, and lead prices of $0.28 per pound. MK Gold's estimates of proven and probable reserves for the American Girl mine at December 31, 1995 and 1994 are based on gold prices of $400 per ounce.

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

ITEM 2.   PROPERTIES.

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

The general corporate office of the Company is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. The Company also owns and subdivided approximately 70 adjacent acres presently held for sale.

The administrative offices of the Company's ball clay, kaolin and feldspar operations are located in Mayfield, Kentucky. Additionally, there are general offices and laboratory facilities at each operating location. The Company also owns approximately 1,600 acres of land principally for use in connection with milling and storage operations for the industrial minerals operations. The administrative offices of K-T Clay de Mexico are located with the clay slurry processing facility on a parcel of land near Monterrey, Mexico.

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

The general offices of Mountain West Products, Inc. are located in Rexburg, Idaho. Processing facilities are located in Rexburg, Kamiah and Osburn, Idaho; Superior, Montana; and Piedmont, South Dakota.

ITEM 3.   LEGAL PROCEEDINGS.

Contingencies

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho District Court and remanded the case of the Tribe's ownership for trial before the District Court. The Company has been advised that the State will seek an appeal of the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

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

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In two separate decisions issued in August 1992 and March 1993, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. During 1995 and in January 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $3.755 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by the Company. Litigation is still pending against other insurers. At December 31, 1995, the Company has not reduced its accrual for reclamation and closure costs to reflect any anticipated insurance proceeds.

In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The Opinion and Order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross appealed certain trial court discovery determinations. Briefing on both appeals has been completed and the Idaho Supreme Court has scheduled oral argument before the Court on the appeals for early April 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1995. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON EQUITY  AND RELATED  STOCKHOLDER
          MATTERS.

    (a) (i) Shares of the Common Stock are traded on the New York Stock Exchange, Inc., New York, New York.

        (ii) The price range of the Common Stock on the New York Stock Exchange for the past two years was as follows:


                                  First     Second    Third     Fourth
                                 Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------
               1995 - High       $ 11.75   $ 12.25   $ 12.88   $ 12.38
                    - Low           8.63     10.13     10.13      6.63
               1994 - High       $ 15.00   $ 14.38   $ 13.50   $ 13.38
                    - Low          11.63      9.38      9.25      9.25

    (b) As of December 31, 1995, there were 12,210 holders of record of the Common Stock.

    (c) There were no Common Stock cash dividends paid in 1995 or 1994. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and the Company's cash requirements.

ITEM 6. SELECTED FINANCIAL DATA.
        (dollars in thousands except for per-share amounts)

                                                  Years Ended December 31,
                                  ---------------------------------------------------------
                                  1995          1994        1993        1992        1991
                                  ---------   ---------   ---------   ---------   ---------
Total revenue                     $ 163,968   $ 133,974   $  96,060   $ 113,986   $ 121,130
                                  =========   =========   =========   =========   =========

Loss before cumulative
  effect of changes in
  accounting principles           $(101,719)  $ (24,613)  $ (17,782)  $ (55,173)  $ (15,521)
Cumulative effect of changes in
  accounting principles                 - -         - -         - -        (103)        - -
                                  ---------   ---------   ---------   ---------   ---------

Net loss                           (101,719)    (24,613)    (17,782)    (55,276)    (15,521)
Preferred stock dividends            (8,050)     (8,050)     (4,070)        - -         - -
                                  ---------   ---------   ---------   ----------  ---------
Loss applicable to
  common shareholders             $(109,769)  $ (32,663)  $ (21,852)  $ (55,276)  $ (15,521)
                                  =========   =========   =========   =========   =========

Loss per common share
  before cumulative effect of
  changes in accounting principles
  and after preferred stock
  dividends                       $   (2.28)  $   (0.74)  $   (0.58)  $   (1.59)  $   (0.46)
                                  =========   =========   =========   =========   =========

Loss per common share             $   (2.28)  $   (0.74)  $   (0.58)  $   (1.59)  $   (0.46)
                                  =========   =========   =========   =========   =========

Total assets                      $ 258,190   $ 334,582   $ 346,153   $ 236,130   $ 276,856
                                  =========   =========   =========   ==========  =========

Long-term debt - Notes and
  contracts payable(1)            $  36,104   $   1,960   $  50,009   $  71,219   $  80,322
                                  =========   =========   =========   =========   =========

Cash dividends per common share   $     - -   $     - -   $     - -   $     - -   $     - -
                                  =========   =========   =========   =========   =========

Cash dividends per preferred
  share                           $    3.50   $    3.50   $    1.77   $     - -   $     - -
                                  =========   =========   =========   =========   =========

Common shares issued             48,317,324  48,144,274  40,320,761  36,324,517  34,062,328

Shareholders of record               12,210      13,196      13,549      14,859      17,127

Employees                             1,259       1,204         919         826         911

---------------------------------
(1) Includes $94,000 for 1991 of long-term debt which is recorded in other noncurrent liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

INTRODUCTION

Hecla Mining Company (Hecla or the Company) is primarily involved in the exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict. In the following descriptions, where there are changes that are attributable to more than one factor, the Company presents each attribute in descending order relative to the attribute's importance to the overall change.

Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as Grouse Creek) and future projects (such as the Rosebud project), the impact of metals prices and metal production volatility, changing market conditions and regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1995. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1996, the Company expects to record income or (loss) in the range of a $(2.0) million loss to income of $5.0 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1996. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1996 will be as projected.

The variability of metals prices requires that the Company, in assessing the impact of prices on recoverability of its assets, exercises judgment as to whether price changes are temporary or are


---------------------------
1    For  definitions  of certain  mining terms  used  in this  description, see
"Glossary of Certain Mining Terms" at the end of Item 1, page 45.

likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. The evaluation includes a review of estimated future net cash flows against the carrying value of the assets. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future production and market conditions.

During the third quarter of 1995 and continuing into the fourth quarter of 1995, the Grouse Creek mine, which began production in December 1994 and in which the Company has an 80% interest, experienced significantly higher than expected operating costs per ounce of gold produced and significantly less than expected operating margins resulting from higher than expected start-up costs and lower than expected gold ore grade. Mining to date has indicated that mill grade ore occurs in thinner, less continuous structures than originally interpreted in the 1994 life-of-mine plan. The Company thus determined that a 1995 third quarter carrying value adjustment totaling $97.0 million was required to properly reflect net realizable value of its interest in the Grouse Creek Joint Venture. The amount of the adjustment was based on the Company's carrying value of its interest in the Grouse Creek mine in excess of the Company's share of estimated discounted future cash flows. A revised life-of-mine cash flow analysis was developed early in the fourth quarter of 1995 for this purpose. The revised plan recognizes the geologic complexity of the Sunbeam deposit as determined from mining experience to date and includes a revised interpretation of the geologic data. The carrying value adjustment was made in accordance with the provisions of Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which the Company adopted effective January 1, 1995. The Company currently plans to continue mining on the Sunbeam pit through June 1996 and perform further ore confirmation drilling of the Grouse deposit to evaluate the feasibility of mining operations beyond June 1996. The Company's Board of Directors is currently expected to make a decision during the second quarter of 1996 whether to continue further development and operation of the Grouse Creek mine.

If the Grouse Creek mine is not further developed and operations wind down in June 1996, the property will either be placed on a care-and-maintenance basis (pending an improvement in metals prices or other developments) or shut down permanently. Annual holding costs on a care-and-maintenance basis are estimated at $3.0 to $4.0 million. If the decision is made to shut the property down, an accrual for closed operations and environmental matters in the range of $16.0 to $20.0 million would be necessary at the time the mine is shut down.

In 1996, the Company expects to produce between 125,000 and 165,000 ounces of gold compared to actual 1995 gold production of 170,000 ounces of gold. The 1996 estimated production includes 60,000 to 65,000 ounces from the La Choya mine, 30,000 to 35,000 ounces from the Company's interest in the American Girl mine, 30,000 to 60,000 ounces from the Company's 80% interest in the Grouse Creek mine, and an additional 5,000 ounces from other sources. The high end of the Grouse Creek mine estimated production is contingent upon the Company's decision to further develop and operate the mine beyond June 1996. The Company's share of silver production for 1996 is expected to be between 2.0 and
2.4 million ounces compared to 1995 production of 2.2 million ounces.

In 1995, the Company shipped 991,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to increase in 1996 to 1,086,000 tons. Additionally, the Company expects to ship 878,000 cubic yards of landscape material from Mountain West Products in 1996 compared to 867,000 cubic yards in 1995.

RESULTS OF OPERATIONS
---------------------

1995 vs 1994
------------

The Company incurred a net loss of approximately $101.7 million ($2.11 per common share) in 1995 compared to a net loss of approximately $24.6 million ($0.56 per common share) in 1994. After $8.1 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for 1995 was approximately $109.8 million, or $2.28 per common share compared to $32.7 million, or $0.74 per common share in 1994. The 1995 loss was due to a variety of factors, the most significant of which was the third quarter write-down of the Company's interest in the Grouse Creek mine.

Sales of the Company's products increased by approximately $27.1 million, or 21.1%, in 1995 as compared to 1994, principally the result of (1) increased product sales totaling $49.7 million, most notably from the Grouse Creek mine where gold and silver production commenced in December 1994, and increased production at the La Choya and Lucky Friday mines as well as from several industrial minerals operations; and (2) an increase in the average price of
lead.    These  two  factors  were  partially  offset  by   decreased  sales  of
approximately $23.5 million attributable to (1) decreased gold and silver production in 1995 at the Republic gold mine which completed operations in February 1995; and (2) decreased gold production at the American Girl mine due to the completion of most underground mining operations there in February 1995.

Comparing the average metals prices for 1994 with 1995, gold remained fairly constant at $384 per ounce, silver decreased by

1.7% from $5.28 per ounce to $5.19 per ounce, lead increased by 16% from $0.25 per pound to $0.29 per pound, and zinc increased by 4% from $0.45 to $0.47 per pound.

Cost of sales and other direct production costs increased approximately $21.1 million, or 20.2%, in 1995 compared to 1994, primarily a result of (1) increased production costs of $25.8 million incurred at the Grouse Creek mine in 1995 where production commenced in December 1994; (2) production cost increases at Mountain West Products ($4.3 million) due principally to increased production as well as increased freight and raw materials costs; (3) production cost increases at Kentucky-Tennessee Clay Company's (K-T Clay's) kaolin and ball clay divisions totaling approximately $4.0 million, principally due to the Langley kaolin acquisition in 1995; (4) production cost increases at La Choya ($2.7 million) primarily due to increased production; (5) production cost increases at Colorado Aggregate Company ($1.2 million) related principally to a change in product mix requirements; and (6) increased production costs at Lucky Friday of $1.2 million due to increased production in 1995. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations, the three most notable of which are (1) decreased production costs of $10.4 million at the Republic mine due to completion of operations in February 1995; (2) decreased standby costs at the Greens Creek mine totaling $2.6 million in the 1995 period, a direct result of management's decision to further develop the mine and recommence production in early 1997; and (3) decreased cost of sales in 1995 at the American Girl mine totaling $2.6 million due to decreased gold production.

Cost of sales and other direct production costs as a percentage of sales from products improved slightly from 81.3% in 1994 to 80.7% in 1995. Management does not believe that the Company's cost of sales and other direct production costs are materially different from industry norms.

Depreciation, depletion and amortization increased $9.2 million or 64.8% from 1994 to 1995 principally due to (1) increased depreciation at the Grouse Creek mine ($8.6 million) which commenced production in December 1994; and (2) increased depreciation at the La Choya mine ($2.4 million) due to increased production; both of which were partially offset by decreased depreciation at the Republic mine ($2.2 million) due to the curtailment of operations in February 1995.

Cash and full production costs per gold ounce increased from $273 and $334 in 1994, to $288 and $397 in 1995, respectively. The increases are mainly attributed to the increased per ounce production costs at the Grouse Creek and American Girl mines during 1995, partially offset by decreased per ounce production costs at the La Choya mine.

Cash and full production costs per silver ounce decreased from $5.81 and $7.17 in 1994 to $4.57 and $5.76 in 1995, respectively. The decreases are due primarily to (1) increased production in 1995 at the Lucky Friday mine; and (2) increased average prices of lead and zinc in 1995. Lead and zinc are by-products at the Lucky Friday mine, the net revenues of which are deducted from production costs in the calculation of productions cost per silver ounce.

Other operating expenses increased by approximately $79.6 million, or 203% from 1994 to 1995, due principally to (1) the third quarter 1995 reduction in carrying value of the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the ConSil Corp.'s Silver Summit mine ($0.4 million); and (2) the third quarter 1995 adjustment to increase the Company's liability for environmental remediation activity costs at the Bunker Hill Superfund Site ($3.4 million) and the Coeur d'Alene Mining District ($0.3 million). These increases were partially offset by (1) the 1994 increase in the provision for closed operations and environmental matters related to the reclamation accruals for the Republic mine and the Coeur d'Alene Mining District totaling $7.3 million and $1.1 million, respectively; (2) the 1994 $7.9 million reduction in carrying value of mining properties adjustment related to the Republic mine ($7.2 million), the Zenda property ($0.4 million), and exploration equipment ($0.3 million); (3) decreased general and administrative costs of $1.8 million in 1995, primarily due to the nonrecurring 1994 expenses of approximately $2.1 million related to the acquisition of Equinox Resources Ltd.; and (4) a decrease of approximately $1.3 million in exploration expense in 1995.

Other income was approximately $10.8 million in 1995 compared to $5.2 million in 1994. The increase was primarily due to (1) the 1995 gain of $4.0 million on the sales of certain common stock investments; and (2) the 1995 gain of $3.2 million on the sale of the Apex processing facility; both of which were partially offset by (1) the 1995 write-down of $1.1 million for certain common stock investments; and (2) the 1994 gain on the sale of certain common stock investments. Total interest cost decreased $0.6 million in 1995, principally due to the June 1994 retirement of long-term debt, partially offset by interest expense during 1995 related to new borrowings under the Company's revolving and term credit facility (described below).

In 1994, the Company recorded an extraordinary loss totaling approximately $0.8 million on the early retirement of long-term debt. The loss related principally to the write-off of the unamortized balance of deferred issuance costs related to the debt.

Income taxes reflect a provision of $0.3 million in 1995 compared to a benefit of $0.5 million in 1994. The provision in 1995 primarily reflects the provisions for U.S. and foreign taxes due as a result of certain asset and certain common stock investment dispositions made during 1995, as well as a provision for state income taxes, partially offset by the carryback of certain 1995 expenditures to reduce income taxes previously provided. The benefit in 1994 primarily reflects the carryback of 1994 and prior year net operating losses to reduce income taxes previously provided, partially offset by an Internal Revenue Service settlement and a provision for state income taxes.

RESULTS OF OPERATIONS
---------------------

1994 vs 1993
------------

The Company incurred a net loss of approximately $24.6 million ($0.56 per common share) in 1994 compared to a net loss of approximately $17.8 million ($0.47 per common share) in 1993. After $8.1 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the loss applicable to common shareholders for 1994 was approximately $32.7 million, or $0.74 per common share compared to $21.9 million, or $0.58 per common share in 1993 after a $4.1 million preferred stock dividend.

Sales of the Company's products increased by approximately $35.9 million, or 38.6%, in 1994 as compared to 1993, principally the result of (1) increased product sales totaling $42.3 million, most notably from the La Choya gold mine in Mexico, which commenced production in February 1994, and Mountain West Products, which was acquired in December 1993; and (2) increased average prices of lead and gold. These two factors were partially offset by decreased sales of approximately $9.4 million in the metals segment attributable to (1) suspension of operations at the Greens Creek mine in April 1993; (2) decreased gold production in 1994 at the Republic gold mine due to lower-grade ore being mined and processed; and (3) decreased lead, silver and zinc production at the Lucky Friday mine resulting in part from the temporary suspension of operations due to the ore-conveyance accident on August 30, 1994. The Lucky Friday mine resumed operations in December 1994.

Comparing the average metals prices for 1993 with 1994, gold increased by 7% from $360 per ounce to $384 per ounce, silver increased by 23% from $4.30 per ounce to $5.28 per ounce, and lead increased by 39% from $0.18 per pound to $0.25 per pound.

Cost of sales and other direct production costs increased approximately $24.5 million, or 30.6%, in 1994 compared to 1993, primarily a result of
(1) production costs at the La Choya mine and K-T Clay de Mexico during 1994 totaling approximately $11.7 million and $2.9 million, respectively, due to the commencement of operations at these locations in early 1994; (2) increased production costs in 1994 at Mountain West Products (acquired in December 1993) totaling approximately $10.4 million; and (3) increased operating costs at various other operations totaling approximately $7.8 million. These increases were partially offset by decreases in operating costs at other operations totaling approximately $8.3 million, the two most notable of which are (1) the Greens Creek mine totaling $4.1 million, where decreased operating costs are the result of the suspension of operations in April 1993; and (2) the Lucky Friday mine resulting from the temporary suspension of operations due to the ore-conveyance accident on August 30, 1994.

Cost of sales and other direct production costs as a percentage of sales from products improved from 86% in 1993 to 81% in 1994, primarily due to increases in production and average metals prices realized in the metals division, as well as improved sales within the industrial minerals segment during 1994. Management does not believe that the Company's cost of sales and other direct production costs are materially different from industry norms.

Cash and full production costs per gold ounce increased from $229 and $298 in 1993, to $273 and $334 in 1994, respectively. The increases are mainly attributed to the initial start-up costs at the Grouse Creek and La Choya gold mines and decreased gold production from the Republic and American Girl gold mines due to declining ore grades.

Cash and full production costs per silver ounce increased from $5.45 and $6.85 in 1993 to $5.81 and $7.17 in 1994, respectively. The increases are primarily due to decreased ore grade as well as lower lead, silver, and zinc production from the Lucky Friday mine in 1994. These were partially offset by an increase in the average price of lead and zinc in 1994. Lead and zinc are by-products at the Lucky Friday mine, the net revenues of which are deducted from production costs in the calculation of production costs per ounce.

Other operating expenses increased by approximately $19.8 million, or 101.4% from 1993 to 1994, principally due to (1) an increase in the provision for closed operations and environmental matters totaling $9.0 million related principally to the 1994 reclamation accruals for the Republic gold mine and the Coeur d'Alene Mining District totaling $7.3 million and $1.1 million, respectively; (2) an increase totaling $5.3 million in 1994 carrying value adjustments to certain properties, plants, equipment, and supplies inventory totaling $7.9 million; (3) an increase in exploration expenditures of $2.7 million principally due to increased exploration activity during 1994 at the Greens Creek, Grouse Creek and La Choya mines; and (4) an increase in general and administrative costs of $3.0 million primarily attributable to costs totaling approximately $2.2 million incurred in connection with the March 11, 1994 acquisition of Equinox.

Other income was approximately $5.2 million in 1994 compared to  $1.6 million in
1993.   The increase is primarily  due to (1)  an increase in royalty  income of approximately $2.8 million in 1994;

(2) decreased interest costs totaling $2.6 million due to the June 1994 retirement of long-term debt; and (3) the January 1994 sale of the Company's investment in Granduc Mines Ltd. resulting in a gain of $1.3 million.

In 1994, the Company recorded an extraordinary loss totaling approximately $0.8 million on the early retirement of long-term debt. The loss related principally to the write-off of the unamortized balance of deferred issuance costs related to the debt.

Income taxes reflect a benefit of $0.5 million in 1994 compared to a $0.9 million benefit in 1993. The benefit in 1994 primarily reflects the carryback of net operating losses to reduce income taxes previously provided, partially offset by an Internal Revenue Service settlement and a provision for state income taxes. The benefit in 1993 primarily reflects a decrease in the deferred tax provision due to utilization of net operating loss carryovers.

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

At December 31, 1995, assets totaled approximately $258.2 million and shareholders' equity totaled approximately $164.1 million. Cash, cash equivalents and short-term investments decreased by $3.3 million to $4.0 million
                                                        -
at December 31, 1995 from $7.3 million at the end of 1994. Operating activities provided $11.8 million of cash during 1995. The primary sources were from the La Choya mine and the industrial minerals segment. Partially offsetting these sources was a $2.3 million increase in inventories, primarily in the industrial minerals segment. The Company's $101.7 million net loss for 1995 includes net noncash charges of $122.7 million. The primary noncash charges were (1) reduction in carrying value of the Company's interests in the Grouse Creek mine and ConSil Corp.'s Silver Summit mine (aggregating $97.4 million); (2) depreciation, depletion and amortization of $23.8 million; and (3) the provision for reclamation and closure costs of $8.1 million.

The Company's investing activities used $42.4 million of cash during 1995. The most significant use of cash was $45.3 million for property, plant and equipment additions described below and the transfer of $2.7 million to restricted investments for additional reclamation surety bonding collateral requirements related to ongoing operations. These uses were partially offset by proceeds from sales of certain common stock investments ($5.2 million) and proceeds from the sales of assets ($3.8 million), primarily the Apex processing facility. During 1995, the most significant asset additions were $10.6 million at the Greens Creek mine, $8.7 million at the K-T Clay ball clay and kaolin industrial minerals divisions, $6.8 million at the Rosebud project, $6.3 million at the Grouse Creek mine, $5.0 million at the American Girl mine, $2.3 million at the La Choya mine and other Mexico metals properties, and $2.0 million each at Mountain West Products and the Lucky Friday Expansion Project (formerly referred to as the Lucky Friday-Gold Hunter project). Included in the K-T Clay ball clay and kaolin industrial minerals additions was the $6.3 million acquisition of the property, plant and equipment of J. M. Huber Corporation's kaolin operation in Langley, South Carolina. Included in the Mountain West Products amount is the $1.6 million acquisition of the property, plant and equipment of the Western Bark operations in Idaho and South Dakota.

During 1995, $27.4 million of cash was provided from financing activities. The major sources of cash were borrowings against the Company's revolving and term credit agreement of $48.0 million and proceeds from the exercise of stock warrants and options of $1.3 million. The primary uses of cash were for repayments against the bank borrowings ($13.0 million) and payment of the $8.1 million preferred stock dividend.

The Company estimates that capital expenditures to be incurred in 1996 will be approximately $32.9 million, including $2.6 million of capitalized interest. These expenditures consist primarily of (1) development expenditures at the Greens Creek mine ($21.2 million), the Lucky Friday expansion project ($3.2 million), the Rosebud project ($2.6 million) and the American Girl mine ($1.5 million); and (2) expenditures at other operating locations totaling $4.4 million. If the decision is made to further develop and operate the Grouse Creek mine, the Company estimates additional capital expenditures in the range of $10.0 to $12.0 million in 1996. The Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents;
(2) cash flow from operating activities; and (3) amounts available under its revolving and term credit facility which, subject to certain conditions, provides for borrowings up to a maximum of $55.0 million.

The expected 1996 capital expenditures referred to above for the Rosebud project totaling $2.6 million, represent an estimate of costs to maintain the present status of the project until a decision is made to develop the property. Construction of the Rosebud project has been deferred until adequate financing arrangements can be made. The Company is presently evaluating different financing alternatives including project financing and joint-venture arrangements. Construction costs for the Rosebud project are currently estimated to be $50.0 to $55.0 million over the 14- to 18-month period needed to bring the property into production once construction commences.

The Company's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and the American Girl properties, that the Company's joint-venture partners will not default with respect to their respective portions of development costs and capital expenditures. However, because the Grouse Creek mine ore grades have fallen far short of expectations as discussed above, the Company is not certain of its joint-venture partner's, Great Lakes Minerals Inc. (Great Lakes), ability in this project to fund future cash calls.

Pursuant to a November 27, 1995 agreement entered into between the Company and Great Lakes, past due cash calls totaling $2.2 million were forgiven by the Company in exchange for Great Lakes granting the Company certain warrants to purchase Great Lakes' common stock (Great Lakes Warrants) which expire on December 31, 1997, and a royalty totaling $2.3 million payable out of 25% (75% after December 31, 1997) of the proceeds (in excess of cash operating requirements) from Great Lakes' share of Grouse Creek production. As of
December 31, 1995, the Company has recorded a receivable from Great Lakes of $1.3 million, which is the Company's estimated present value of the Great Lakes Warrants and the royalty payments owed by Great Lakes. In addition, the Company has been advised that Great Lakes anticipates it will elect to dilute its joint-venture interest rather than pay its share of any future capital expenditure requirements for the Grouse Creek mine. Accordingly, projections for Grouse Creek are based on the assumption that the Company will be funding 100% of those requirements.

Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, the Company can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. In January 1996, the Company issued 2.875 million shares of its Common Stock to facilitate the funding of the Company's capital expenditures in 1996. The Company used $21.0 million of the net proceeds of approximately $22.0 million from the sale of Common Stock initially to pay down debt under its existing bank revolving credit facility. After the January 1996 pay down of debt using the proceeds from the offering, a total of $34.0 million remained available under the bank facility.

On October 1, 1995, the Company amended the terms of its August 30, 1994 unsecured revolving and term loan facility. Under the amended terms, the Company can borrow up to $55.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1998, and are repayable in eight quarterly installments beginning on October 31, 1998. At December 31, 1995, there was $35.0 million outstanding under the Company's revolving and term loan facility classified as long-term debt.

On February 7, 1996, the Company entered into a second amendment to the credit facility whereby it will continue to be able to borrow up to $55.0 million.
Under the amended terms, the Company will continue to be able to select a floating rate based on the primary bank's prime interest rate or fixed interest rates for up to six months. The revised fixed interest rates are based on LIBOR or the CD rate and range from LIBOR +1.175% or the CD rate +1.175%, to LIBOR +1.775% or the CD rate +1.775%, depending on the level of outstanding borrowings. The amended terms provide for the facility to be collateralized, including the pledging of 100% of the stock of certain of the Company's subsidiaries and providing the lenders under the credit facility a security interest in accounts receivable. To maintain compliance with the covenants of the credit facility, the Company must maintain a 1.5 to 1.0 current ratio and a defined fixed charge coverage ratio of 1.2 to 1.0 through June 30, 1997, then
1.5 to 1.0 thereafter. In addition, the Company must maintain a minimum tangible net worth of $150.0 million, plus 50% of net income earned, and 100% of equity raised after December 31, 1995. Amounts available under the amended facility are based on a debt to cash flow calculation, which must not exceed a maximum of 3.75 to 1.0 through December 31, 1996, then 3.5 to 1.0 through December 31, 1997, then 3.0 to 1.0 thereafter.

The Company's planned environmental and reclamation expenditures for 1996 are expected to be approximately $5.5 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site and the Republic property.

Exploration expenditures for 1996 are estimated to be approximately $4.1 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned domestic and foreign properties. Accordingly, 1996 domestic exploration expenditures will be incurred principally at the Greens Creek, Rosebud, American Girl and Lucky Friday properties. Foreign exploration efforts in 1996 will center primarily on targets in Mexico.

In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received, for option contracts which hedge the sales prices of commodities are deferred and subsequently included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time metal is available for delivery to the refineries. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

At December 31, 1995, the Company had forward sales commitments through January 31, 1997 for 13,000 ounces of gold at an average price of $412 per ounce. The estimated fair value of these forward sales commitments was $228,000 at December 31, 1995. The Company has also purchased options to put 51,120 ounces of gold to the counterparties at an average price of $389 per ounce. Concurrently, the Company sold options to allow the counterparties to call 51,120 ounces of gold from the Company at an average price of $468 per ounce. There was no net cost associated with the purchase and sale of these options which expire, in tandem, on a monthly basis through December 1997. At December 31, 1995, the estimated fair value of the Company's purchased gold put options was approximately $436,000. If the Company had chosen to close its offsetting short gold call option position it would have incurred a liability of approximately $134,000. All of the aforementioned contracts are designated as hedges at December 31, 1995. The London Final gold price at year end was $387 per ounce. In February 1996, the Company purchased options to put 18,000 ounces of gold to the counterparties at an average price of $410 per ounce. Concurrently, the Company sold options to allow the counterparties to call 18,000 ounces of gold from the Company at an average price of $448 per ounce. These options also expire, in tandem, on a monthly basis through December 1997. Additionally, in January 1996, the Company entered into spot deferred forward sales commitments for 12,000 ounces of gold at $397 per ounce. The nature and purpose of the forward sales and option contracts, however, do not presently expose the Company to any significant net loss.

The decline of the Mexican peso has not significantly impacted results at the La Choya mine or K-T Clay de Mexico S.A. de C.V., as both funding for operations and sales are denominated in dollars. Further declines in the Mexican peso, however, could adversely impact the Company's Mexican operations.

In November 1994, the Company entered into a Court approved Consent Decree requiring the Company and certain other mining companies to undertake specific remediation work with respect to the Bunker Hill Superfund Site in northern Idaho. At December 31, 1995, the Company's allowance for superfund site remedial action costs was approximately $12.3 million, which the Company believes is adequate based on current estimates of aggregate costs.

In addition, as described in Note 7 of Notes to Consolidated Financial Statements, the Company is a defendant in an action filed in November 1990 by Star Phoenix Mining Company (Star Phoenix) and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company has appealed the judgment to the Idaho State Supreme Court. Briefing on the appeal has been completed and the Idaho State Supreme Court has scheduled oral argument before the Court for early April 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the $27.2 million appeal bond. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. In the unlikely event of an unfavorable outcome in this proceeding, the judgment would be paid from the pledged collateral totaling $10.0 million with the remaining balance to be paid from bank borrowings, other potential financing arrangements or proceeds from certain asset sales.

Although there can be no assurance as to the ultimate outcome of the above matter and the other proceedings disclosed in Note 7 of Notes to Consolidated Financial Statements, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Statement
establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company is required to implement SFAS No. 123 on January 1, 1996. Management does not plan to adopt the measurement provisions of SFAS No. 123 although the Company will comply with the pro-forma disclosure requirements of the Statement in its 1996 annual financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

                             SELECTED QUARTERLY DATA

               (dollars in thousands except for per-share amounts)

                              First      Second       Third      Fourth
1995:                        Quarter     Quarter     Quarter     Quarter      Total
----                        ---------   ---------  ----------   ---------   ---------
Sales of products           $ 35,710    $ 42,241   $  41,203    $ 36,725    $ 155,879
Gross profit (loss)         $   (162)   $  1,008   $   1,775    $  3,986    $   6,607
Net income (loss)           $ (2,464)   $  2,242   $(102,723)   $  1,226    $(101,719)
Preferred stock dividends   $ (2,012)   $ (2,013)  $  (2,013)   $ (2,012)   $  (8,050)
Loss applicable to
  common shareholders       $ (4,476)   $    229   $(104,736)   $   (786)   $(109,769)
Loss per common share       $  (0.09)   $   0.01   $   (2.17)   $  (0.02)   $   (2.28)

1994:
----

Sales of products           $ 26,339    $ 38,048   $  35,279    $ 29,081    $ 128,747
Gross profit (loss)         $   (951)   $  4,021   $   5,846    $    915    $   9,831
Net income (loss)           $ (5,651)   $    702   $     806    $(20,470)   $ (24,613)
Preferred stock dividends   $ (2,012)   $ (2,013)  $  (2,013)   $ (2,012)   $  (8,050)
Loss applicable to
  common shareholders       $ (7,663)   $ (1,311)  $  (1,207)   $(22,482)   $ (32,663)
Loss per common share       $  (0.19)   $  (0.03)  $   (0.03)   $  (0.47)   $   (0.74)


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 10, 1996 (the Proxy Statement), which information is incorporated herein by reference. Information with respect to executive officers of the Company is set forth as follows:

                         Age at
                         May 10,
           Name           1996               Position and Term Served
    -------------------  ------    -------------------------------------------
    William B. Booth       45      Vice President -  Investor and Public Affairs
                                   since   May   1994;  various   administrative
                                   functions  with  the  Company since  December
                                   1985.

    Arthur Brown           55      Chairman  since  June  1987; Chief  Executive
                                   Officer since  May 1987; President  since May
                                   1986;  Chief Operating Officer  from May 1986
                                   to  May 1987;  Executive Vice  President from
                                   May 1985 to May 1986; held various  positions
                                   as  an officer  since 1980;  employed by  the
                                   Company since 1967.

    Joseph T. Heatherly    65      Vice  President - Controller  since May 1989;
                                   Controller from May 1987 to May 1989; various
                                   administrative  functions  with  the  Company
                                   since  May 1983.   Retired effective February
                                   1, 1996.

    J. Gary Childress      48      Vice  President  - Industrial  Minerals since
                                   February 1994; President and  General Manager
                                   of Kentucky-Tennessee Clay Company  from 1987
                                   to  1994; Senior Vice  President of Kentucky-
                                   Tennessee Clay Company from 1986 to 1987.

                         Age at
                         May 10,
           Name           1996             Position and Term Served
    -------------------  ------    ---------------------------------------------
    Ralph R. Noyes         48      Vice President - Metal Mining since May 1988;
                                   Manager Metal Mining  from June  1987 to  May
                                   1988; prior thereto, since 1976, held various
                                   administrative positions with the Company and
                                   Day Mines, Inc.   Resigned effective  January
                                   1, 1996.

    John P. Stilwell       43      Vice  President - Finance and Treasurer since
                                   May  1994; Treasurer  since  June 1991;  held
                                   various  administrative  positions  with  the
                                   Company since May 1985.

    Michael B. White       45      Vice   President   -   General  Counsel   and
                                   Secretary  since  May  1992; Secretary  since
                                   November 1991; Assistant Secretary from March
                                   1981 to November  1991; General Counsel since
                                   June  1986; various  administrative positions
                                   since 1980.

     There are no family relationships between any of the executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

Reference is made to the information set forth under the caption "Compensation of Executive Officers" in the Proxy Statement (except the Report on the Compensation Committee on Executive Compensation set forth therein) to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information set forth under the caption "Other Transactions" in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)    Financial Statements

               See Index to Financial Statements on Page F-1

     (a)(2)    Financial Statement Schedules

               See Index to Financial Statements on Page F-1

     (a)(3)    Exhibits

               See Exhibit Index following the financial statements

     (b)       Reports on Form 8-K

               Report  on   Form  8-K  dated   October  25,  1995,   related  to
               disappointing results at the Grouse Creek mine.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 1996.

                              HECLA MINING COMPANY


                              By   /s/ Arthur Brown
                                 ----------------------------------
                                   Arthur Brown, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Arthur Brown        3/11/96    /s/ Theodore Crumley     3/11/96
--------------------------------   ---------------------------------
Arthur Brown              Date     Theodore Crumley           Date
Chairman and Director              Director
(principal executive officer)

 /s/ Stanley E. Hilbert  3/11/96    /s/ Leland O. Erdahl     3/11/96
--------------------------------   ---------------------------------
Stanley E. Hilbert        Date     Leland O. Erdahl           Date
Corporate Controller               Director
(principal accounting officer)

 /s/ John P. Stilwell    3/11/96    /s/ William A. Griffith  3/11/96
--------------------------------   ---------------------------------
John P. Stilwell          Date     William A. Griffith        Date
Vice President - Finance and       Director
Treasurer (principal financial
  officer)

 /s/ John E. Clute       3/11/96    /s/ Charles L. McAlpine  3/11/96
--------------------------------   ---------------------------------
John E. Clute             Date     Charles L. McAlpine        Date
Director                           Director

 /s/ Joe Coors, Jr.      3/11/96    Jorge E. Ordonez         3/11/96
--------------------------------   ---------------------------------
Joe Coors, Jr.  Date               Jorge E. Ordonez           Date
Director                           Director

                          INDEX TO FINANCIAL STATEMENTS




                                                      Page
                                                      ----
Financial Statements

  Report of Independent Accountants                   F-2

  Consolidated Balance Sheets at December 31,
    1995 and 1994                                     F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 1995, 1994 and 1993      F-4

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1995, 1994 and 1993      F-5

  Consolidated Statements of Changes in
    Shareholders' Equity for the Years Ended
    December 31, 1995, 1994 and 1993                  F-6

  Notes to Consolidated Financial Statements          F-7 to F-35

  Report of Deloitte & Touche, Chartered Accountants  F-36

Financial Statement Schedules*
-----------------------------

*Financial statement schedules
 have been omitted as not applicable

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

The Board of Directors and Shareholders
Hecla Mining Company

We have audited the accompanying consolidated balance sheets of Hecla Mining Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Equinox Resources Ltd. (Equinox) which statements reflect total revenues constituting 12% and net loss constituting 34% for the year ended December 31, 1993, of the related consolidated totals. Separate financial statements of Equinox included in the consolidated financial statements were audited and reported on separately by other auditors, whose report dated February 28, 1994, expressed an unqualified opinion on those statements before adjustments, which were audited by us, to convert Canadian dollars to U.S. dollars and to conform certain Equinox accounting policies to U.S. generally accepted accounting principles consistent with those of Hecla Mining Company.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hecla Mining Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets as of January 1, 1995, and its method of accounting for investments as of January 1, 1994. The changes were required by Statements of Financial Accounting Standards issued by the Financial Accounting Standards Board.

/s/ COOPERS & LYBRAND L.L.P.

Spokane, Washington

February 2, 1996, except for the
last paragraph of Note 6,
as to which the date is February 7, 1996

                                        HECLA MINING COMPANY AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                               (dollars in thousands)
                                                     __________

                                                       ASSETS

                                                                            December 31,
                                                                   ---------------------------
                                                                      1995              1994
                                                                   ----------        ---------
Current assets
  Cash and cash equivalents                                         $    4,024        $   7,278
  Accounts and notes receivable                                         25,571           23,516
  Income tax refund receivable                                             737              247
  Inventories                                                           20,915           18,616
  Other current assets                                                   2,038            1,597
                                                                    ----------        ---------
           Total current assets                                         53,285           51,254
Investments                                                              2,200            6,476
Restricted investments                                                  16,254           13,553
Properties, plants and equipment, net                                  177,374          257,908
Other noncurrent assets                                                  9,077            5,391
                                                                    ----------        ---------

           Total assets                                             $  258,190        $ 334,582
                                                                    ==========        =========

                                                            LIABILITIES
Current liabilities
  Accounts payable and accrued expenses                             $   14,145        $  13,570
  Accrued payroll and related benefits                                   3,217            2,724
  Preferred stock dividends payable                                      2,012            2,012
  Accrued taxes                                                          1,042              925
  Accrued reclamation and closure costs                                  5,549            4,254
                                                                    ----------        ---------
           Total current liabilities                                    25,965           23,485
Deferred income taxes                                                      359              359
Long-term debt                                                          36,104            1,960
Accrued reclamation and closure costs                                   26,782           27,162
Other noncurrent liabilities                                             4,864            4,098
                                                                    ----------        ---------
           Total liabilities                                            94,074           57,064
                                                                    ----------        ---------

Commitments and contingencies (Notes 1, 2 and 7)

                                                       SHAREHOLDERS' EQUITY
Preferred stock, $0.25 par value,
  authorized 5,000,000 shares;
  issued and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                          575              575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 1995 - 48,317,324, issued 1994 - 48,144,274                    12,079           12,036
Capital surplus                                                        330,352          328,995
Accumulated deficit                                                   (173,206)         (63,437)
Net unrealized gain on investments                                         100            3,396
Foreign currency translation adjustment                                 (4,898)          (3,158)
Less treasury stock, at cost;
  1995 - 62,072 common shares, 1994 - 62,355 common shares                (886)            (889)

                                                                    ----------        ---------
           Total shareholders' equity                                  164,116          277,518
                                                                    ----------        ---------

           Total liabilities and shareholders' equity               $  258,190        $ 334,582
                                                                    ==========        =========

              The accompanying notes are an integral part of the consolidated financial statements.

                             HECLA MINING COMPANY AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                  (dollars and shares in thousands, except per share amounts)

                                          __________

                                                                         Year Ended December 31,
                                                                   ------------------------------------
                                                                     1995          1994          1993
                                                                   ---------     --------     ---------
Sales of products                                                  $ 155,879     $128,747     $  92,888
                                                                   ---------     --------     ---------

Cost of sales and other direct production costs                      125,810      104,683        80,141
Depreciation, depletion and amortization                              23,462       14,233        13,526
                                                                   ---------     --------     ---------
                                                                     149,272      118,916        93,667
                                                                   ---------     --------     ---------

    Gross profit (loss)                                                6,607        9,831          (779)
                                                                   ---------     --------     ---------

Other operating expenses
  General and administrative                                           9,371       11,132         8,140
  Exploration                                                          7,109        8,397         5,656
  Research                                                               - -          - -           150
  Depreciation and amortization                                          367          524           669
  Provision for closed operations and environmental
    matters                                                            4,615       11,353         2,327
  Reduction in carrying value of mining properties                    97,387        7,864         2,561
                                                                   ---------     --------     ---------
                                                                     118,849       39,270        19,503
                                                                   ---------     --------     ---------
       Loss from operations                                         (112,242)     (29,439)      (20,282)
                                                                   ---------     --------     ---------

Other income (expense)
  Interest and other income                                            8,089        5,227         3,172
  Miscellaneous income (expense)                                          18         (234)          102
  Gain (loss) on investments                                           3,169        1,053           (64)
  Minority interest                                                      - -          - -            43
  Interest expense
    Total interest costs                                              (1,960)      (2,606)       (5,224)
    Less amount capitalized                                            1,516        1,751         3,533
                                                                   ---------     --------     ---------
                                                                      10,832        5,191         1,562
                                                                   ---------     --------     ---------

Loss before extraordinary item and income taxes                     (101,410)     (24,248)      (18,720)
Income tax benefit (provision)                                          (309)         468           938
                                                                   ---------     --------     ---------
Loss before extraordinary item                                      (101,719)     (23,780)      (17,782)
Extraordinary loss on retirement of long-term debt                       - -         (833)          - -
                                                                   ---------     --------     ---------
Net loss                                                            (101,719)     (24,613)      (17,782)
Preferred stock dividends                                             (8,050)      (8,050)       (4,070)
                                                                   ---------     --------     ---------

Loss applicable to common shareholders                             $(109,769)    $(32,663)    $ (21,852)
                                                                   =========     ========     =========

Loss per common share
  Loss before extraordinary item                                      $(2.28)      $(0.72)       $(0.58)
  Extraordinary item                                                     - -        (0.02)          - -
                                                                      ------       ------        ------

                                                                      $(2.28)      $(0.74)       $(0.58)
                                                                      ======       ======        ======

Weighted average number of common shares outstanding                  48,192       43,944        37,872
                                                                      ======       ======        ======

         The accompanying notes are an integral part of the consolidated financial statements.

                                 HECLA MINING COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (dollars in thousands)


                                                                             Year Ended December 31,
                                                                  -------------------------------------------
                                                                      1995             1994            1993
                                                                  -----------      ----------      ----------
Operating activities
  Net loss                                                         $  (101,719)     $  (24,613)     $  (17,782)
  Noncash elements included in net loss
     Depreciation, depletion and amortization                           23,829          14,757          14,195
     Deferred income tax benefit                                           - -             - -            (964)
     (Gain) loss on disposition of properties, plants
        and equipment                                                   (3,417)           (354)          1,336
     (Gain) loss on investments                                         (3,169)         (1,053)             64
     Accretion of interest on long-term debt                               - -           2,495           4,465
     Provision for reclamation and closure costs                         8,071          11,353           1,635
     Reduction in carrying value of mining properties                   97,387           7,864           3,432
     (Gain) loss on retirement of long-term debt                           - -             833            (323)
     Minority interest in net loss of subsidiary                           - -             - -              43
  Change in
     Accounts and notes receivable                                        (849)         (4,675)         (2,360)
     Income tax refund receivable                                         (490)           (247)            390
     Inventories                                                        (2,299)         (4,086)           (669)
     Other current assets                                                 (441)            406            (554)
     Accounts payable and accrued expenses                                 575          (4,088)          5,848
     Accrued payroll and related benefits                                  493             668             (83)
     Accrued taxes                                                         117              (3)           (343)
     Accrued reclamation and closure costs
        and noncurrent liabilities                                      (6,326)         (4,608)         (3,058)
                                                                   -----------      ----------      ----------

  Net cash provided (used) by operating activities                      11,762          (5,351)          5,272
                                                                   -----------      ----------      ----------

Investing activities
  Purchase of investments and change in cash surrender
     value of life insurance, net                                       (1,047)            114            (593)
  Purchase of short-term investments, net                                  - -             - -         (27,578)
  Proceeds from sale of investments and subsidiary                       5,196          32,067             273
  Purchase of restricted investments                                    (2,701)        (13,553)            - -
  Additions to properties, plants and equipment                        (45,308)        (66,559)        (56,836)
  Proceeds from disposition of properties, plants
     and equipment                                                       3,822          13,809           1,511
  Other, net                                                            (2,407)           (325)         (2,162)
                                                                   -----------      ----------      ----------

  Net cash used by investing activities                                (42,445)        (34,447)        (85,385)
                                                                   -----------      ----------      ----------

Financing activities
  Repayment of long-term debt                                          (13,856)            - -             - -
  Borrowing on long-term debt                                           48,000             - -             - -
  Common stock issued under stock option plans
     and warrants                                                        1,335           1,765           1,425
  Preferred stock issuance, net of issuance costs                          - -             - -         110,346
  Preferred stock dividends                                             (8,050)         (8,050)         (2,058)
  Common stock issuance, net of issuance costs                             - -          63,499           6,464
  Retirement of long-term debt including $16,283
     of accreted interest in 1994                                          - -         (50,169)            - -
                                                                   -----------      ----------      ----------

  Net cash provided by financing activities                             27,429           7,045         116,177
                                                                   -----------      ----------      ----------
Change in cash and cash equivalents
  Net increase (decrease) in cash and cash equivalents                  (3,254)        (32,753)         36,064
  Cash and cash equivalents at beginning of year                         7,278          40,031           3,967
                                                                   -----------      ----------      ----------

  Cash and cash equivalents at end of year                         $     4,024      $    7,278      $   40,031
                                                                   ===========      ==========      ==========

Supplemental disclosure of cash flow information
  Cash paid during year for:
     Interest (net of amount capitalized), including
        $16,283 of accreted interest in 1994                       $      (136)     $   16,528      $      347
                                                                   ===========      ==========      ==========

     Income tax payments, net                                      $       216      $      436      $      325
                                                                   ===========      ==========      ==========

See Notes 4 and 6 for noncash investing and financing activities.

           The accompanying notes are an integral part of the consolidated financial statements.

                           HECLA MINING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    For the Years Ended December 31, 1995, 1994 and 1993
                (dollars and shares in thousands, except per share amounts)
                                      _______________

                                                                                                 Unrealized     Foreign
                                                                                                    Gain       Currency
                                  Preferred  Stock      Common Stock     Capital    Accumulated  (Loss) on   Translation  Treasury
                                  Shares     Amount   Shares    Amount   Surplus     Deficit    Investments   Adjustment    Stock
                                  ---------  -------  -------  --------  --------   ----------- -----------  -----------  --------
Balances, December 31, 1992          - -     $  - -   36,325   $ 9,080   $ 118,206  $  (8,922)    $   (16)      $   - -    $  (910)
   Net loss                                                                           (17,782)
   Preferred stock issuance,
     net of issuance costs         2,300        575                        109,771
   Preferred stock dividends
     ($1.77 per share)                                                                 (4,070)
   Stock issued under stock
     option plans                                        227        57       1,368
   Stock issued for Mountain
     West Products, Inc.                                 655       164       6,141
   Stock issued to retire
     long-term debt                                    2,200       550      23,870
   Stock issued for property
     acquisition                                          13         4          92
   Stock issued for cash,
     net of issuance costs                               900       225       6,239
   Net change in unrealized
     gain (loss) on investments                                                                         8
   Treasury stock issued
     net of purchase                                                                                                            22
                                   -----     ------   ------   -------    --------  ---------     -------       -------

Balances, December 31, 1993        2,300        575   40,320    10,080     265,687    (30,774)         (8)          - -       (888)
   Effect of change in
     accounting for investments                                                                       635
   Net loss                                                                           (24,613)
   Preferred stock dividends
     ($3.50 per share)                                                                 (8,050)
   Stock issued under stock
     option plans and exercise
     of warrants                                         349        87       1,678
   Stock issued for cash,
     net of issuance costs                             7,475     1,869      61,630
   Net change in unrealized
     gain (loss) on investments                                                                     2,769
   Net change in foreign
     currency translation
     adjustment                                                                                                  (3,158)
   Treasury stock purchased                                                                                                     (1)
                                   -----     ------   ------   -------    --------  ---------     -------       -------

Balances, December 31, 1994        2,300        575   48,144    12,036     328,995    (63,437)      3,396        (3,158)      (889)
   Net loss                                                                          (101,719)
   Preferred stock dividends
     ($3.50 per share)                                                                 (8,050)
   Stock issued under stock
     option plans and exercise
     of warrants                                         166        41       1,294
   Stock issued to directors                               7         2          63
   Net change in unrealized
     gain (loss) on investments                                                                    (3,296)
   Net change in foreign
     currency translation                                                                                        (1,740)
     adjustment
   Treasury stock issued                                                                                                         3
                                   -----     ------   ------   -------    --------  ---------     -------       -------

Balances, December 31, 1995        2,300     $  575   48,317   $12,079   $ 330,352  $(173,206)    $   100       $(4,898)   $  (886)
                                   =====     ======   ======   =======    ========  =========     =======       =======

            The accompanying notes are an integral part of the consolidated financial statements.

                      HECLA MINING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION -- The accompanying consolidated financial statements include the accounts of Hecla Mining Company (Hecla or the Company), its majority-owned subsidiaries and its proportionate share of the accounts of the joint ventures in which it participates. All significant intercompany transactions and accounts are eliminated in consolidation. The financial statements give effect to the amalgamation involving Equinox Resources Ltd. (Equinox) on March 11, 1994, which was accounted for as a pooling of interests.

The Company's revenues and profitability are strongly influenced by world prices for gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

B. COMPANY'S BUSINESS AND CONCENTRATIONS OF CREDIT RISK -- The Company is engaged in mining and mineral processing activities, including exploration, extraction, processing and reclamation. The Company's principal products are metals (primarily gold, silver, lead and zinc) and industrial minerals (primarily clay and aggregate products). Substantially all of the Company's operations are conducted in the United States and Mexico. Sales of metals products are made principally to domestic and foreign custom smelters and metal traders. The Company sells substantially all of its metallic concentrates to smelters which are subject to extensive regulations including environmental protection laws. The Company has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to the Company was significantly reduced because of environmental requirements or otherwise, it is possible that the Company's silver operation could be adversely affected. Industrial minerals are sold principally to domestic and Mexican manufacturers and wholesalers. Sales to significant metals customers, as a percentage of total sales of metals, were as follows:

                              1995      1994      1993
                              ----      ----      ----
Custom smelters                8.9%      9.3%     24.0%

Custom metal traders
  Customer A                  32.8%     38.3%     15.1%
  Customer B                  30.6%     19.2%     14.8%
  Customer C                  11.6%     12.9%     13.7%
  Customer D                   7.9%     11.9%     11.7%
  Customer E                   4.4%      8.4%      7.6%

During  1995,  1994   and  1993,  the  Company  sold   7.0%,  13.0%  and  16.7%,
respectively, of its products to companies in foreign countries.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with institutions of high credit-worthiness. At times such investments may be in excess of the FDIC insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

C. INVENTORIES -- Inventories are stated at the lower of average cost or estimated net realizable value.

D.   INVESTMENTS   --  The  Company  uses  the  equity  method  to  account  for investments in common stock of operating companies 20% to 50% owned. Investments in nonoperating companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value.

Marketable equity securities have been categorized as available for sale and are stated at market value. Realized gains and losses on the sale of these securities are recognized in the period they are sold on a specific identification basis. Unrealized gains and losses are included as a component of shareholders' equity net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations.

Restricted investments held at December 31, 1995 and 1994, primarily represent investments in money market funds and a U.S. Treasury Note at 4 5/8% interest due in February 1996. The investments are recorded at amortized cost, plus accrued interest, which approximates market value.

E. PROPERTIES, PLANTS AND EQUIPMENT -- Properties, plants and equipment are stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and
                                       F-8
any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are carried at the lower of net book value or estimated net realizable value.

Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a regular, periodic basis. These reviews consider, among other factors, (1) the net realizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value; (2) the ability of the Company to fund all care, maintenance and standby costs; (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortization is appropriate; and (4) current estimates of metals prices that affect the decision to reopen or make a disposition of the assets. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed ore bodies, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved. The Company adopted the provisions of Statement of Financial Accounting Standards, No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) effective January 1, 1995. The adoption of the provisions of SFAS No. 121 had no material effect on the results of operations, financial condition, or cash flows of the Company.

Management's estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in various projects. Although management has made its best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for asset impairment write-downs.

Depreciation is based on the estimated useful lives of the assets and is computed using straight-line, declining-balance, and unit-of-production methods. Depletion is computed using the unit-of-production method.

Management's calculations of proven and probable ore reserves are based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various ore bodies, minerals prices and operating costs may change the Company's estimates of proven and probable reserves. It is reasonably possible that certain of the Company's estimates of proven and probable reserves will change in the near term resulting in a change to amortization and liability accrual rates in future reporting periods.

F. MINE EXPLORATION AND DEVELOPMENT -- Exploration costs are charged to operations as incurred, as are normal development costs at operating mines. Major mine development expenditures at operating properties and at new mining properties not yet producing are capitalized.

G. RECLAMATION OF MINING AREAS -- All of the Company's operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. A reserve for mine reclamation costs has been established for restoring certain abandoned and currently disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclamation costs for operating properties are accrued using the unit-of-production method. The estimated amount of metals or minerals to be recovered from a mine site is based on internal and external geological data and is reviewed by management on a periodic basis. Changes in such estimated amounts which affect reclamation cost accrual rates are reflected on a prospective basis unless they indicate there is a current impairment of an asset's carrying value and a decision is made to permanently close the property, in which case they are recognized currently. It is reasonably possible that the Company's estimate of its ultimate accrual for reclamation costs will change in the near term due to possible changes in laws and regulations, and interpretations thereof, and changes in cost estimates.

H. REMEDIATION OF MINING AREAS -- The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Costs of future expenditures for environmental remediation are not discounted to their present value; such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation could change in the future. The Company will continue to review its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.

I. INCOME TAXES -- The Company records deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

J. LOSS PER COMMON SHARE -- Loss per common share is computed by adding preferred stock dividends to the net loss and dividing the result by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants) outstanding during each reporting period unless the common stock equivalents are anti-dilutive. Due to the losses in 1995, 1994 and 1993, common stock equivalents are anti-dilutive and therefore have been excluded from the computation.

K. REVENUE RECOGNITION -- Sales of metals products sold directly to smelters are recorded when they are received by the smelter, at estimated metals prices. Recorded values are adjusted periodically and upon final settlement. Metal in products tolled (rather than sold to smelters) is sold under contracts for future delivery; such sales are recorded at contractual amounts when products are available to be processed by the smelter or refinery. Sales of industrial minerals are recognized as the minerals are delivered.

L. INTEREST EXPENSE -- Interest costs incurred during the construction of qualifying assets are capitalized as part of the asset cost.

M. CASH EQUIVALENTS -- The Company considers cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

N. FOREIGN CURRENCY TRANSLATION -- The Company operates in Mexico with its two wholly owned subsidiaries: Minera Hecla S.A. de C.V. (Minera Hecla) and K-T Clay de Mexico S.A. de C.V. (K-T Mexico). The functional currency for Minera Hecla and K-T Mexico is the U.S. dollar. Accordingly, the Company translates the monetary assets and liabilities of both subsidiaries at the year-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are reflected in the net loss for the period.

Prior to the second quarter of 1995, K-T Mexico's functional currency was the Mexican peso. During the second quarter of 1995, K-T Mexico commenced invoicing its customers in U.S. dollars instead of the Mexican peso. This change indicated a change in the functional currency from the Mexican peso to the U.S. dollar. The change in the functional currency has been accounted for prospectively commencing in the second quarter of 1995. Translation adjustments from prior periods are included in shareholders' equity. The translated amounts for nonmonetary assets prior to the change have become the accounting basis for those assets.

O. RISK MANAGEMENT CONTRACTS -- In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and subsequently included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time metals are available for shipment to the refineries. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

NOTE 2:  INVENTORIES

Inventories consist of the following (in thousands):

                                                December 31,
                                             ------------------
                                               1995     1994
                                             --------  --------
Concentrates, bullion, metals in transit
   and other products                        $  2,519  $  5,568
Industrial minerals products                    8,671     5,995
Materials and supplies                          9,725     7,053
                                             --------  --------
                                             $ 20,915  $ 18,616
                                             ========  ========

At December 31, 1995, the Company had forward sales commitments through January 31, 1997, for 13,000 ounces of gold at an average price of $412 per ounce. The Company has also purchased options to put 51,120 ounces of gold to the counterparties at an average price of $389 per ounce. Concurrently, the Company sold options to allow the counterparties to call 51,120 ounces of gold from the Company at an average price of $468 per ounce. There was no net cost associated with the purchase and sale of these options which expire, in tandem, on a monthly basis through December 1997. All of the aforementioned contracts are designated as hedges at December 31, 1995. The London Final gold price at year end was

$387 per ounce. In February 1996, the Company purchased options to put 18,000 ounces of gold to the counterparties at an average price of $410 per ounce. Concurrently, the Company sold options to allow the counterparties to call 18,000 ounces of gold from the Company at an average price of $448 per ounce. These options also expire, in tandem, on a monthly basis through December 1997. Additionally, in January 1996, the Company entered into spot deferred forward sales commitments for 12,000 ounces of gold at $397. The nature and purpose of the forward sales and option contracts do not presently expose the Company to any significant net loss.

NOTE 3:  INVESTMENTS

The Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. At December 31, 1995 and 1994, marketable equity securities have been categorized as available for sale and are stated at quoted market value. Other investments were recorded at cost at December 31, 1995 and 1994.

Investments consist of the following components (in thousands):

                                              Gross        Gross
                                           Unrealized   Unrealized    Carrying
                                  Cost        Gains       Losses        Value
                                 -------   ----------   ----------    ---------
December 31, 1995
-----------------

Equity securities investments
     available for sale          $   355     $   204      $  (104)     $   455
Other investments                  1,745         - -          - -        1,745
                                 -------     -------      -------      -------

                                 $ 2,100     $   204      $  (104)     $ 2,200
                                 =======     =======      =======      =======

December 31, 1994
-----------------

Equity securities investments
     available for sale          $ 1,880     $ 3,608      $  (212)     $ 5,276
Other investments                  1,200         - -          - -        1,200
                                 -------     -------      -------      -------

                                 $ 3,080     $ 3,608      $  (212)     $ 6,476
                                 =======     =======      =======      =======


The other investments are principally large blocks of common and preferred stock in several mining companies, investments in various ventures, and cash surrender value of life insurance policies. The securities are generally restricted as to trading or marketability, although some are traded on various exchanges.

Proceeds from the sales of investment securities in 1995 totaled $5,196,000; gross realized gains and losses on such sales were $4,240,000 and $1,071,000, respectively. Proceeds from the sales of investment securities in 1994 totaled $2,970,000; gross realized gains and losses on such sales were $1,366,000 and $313,000, respectively.

NOTE 4:  PROPERTIES, PLANTS AND EQUIPMENT

The major components of properties, plants and equipment are (in thousands):

                                                December 31,
                                             --------------------
                                               1995       1994
                                             ---------  ---------
    Mining properties                        $  45,023  $  53,304
    Deferred development costs                 122,842    161,645
    Plants and equipment                       209,100    224,914
    Land                                         6,501      6,305
                                             ---------  ---------
                                               383,466    446,168
    Less accumulated depreciation,
       depletion and amortization              206,092    188,260
                                             ---------  ---------

    Net carrying value                       $ 177,374  $ 257,908
                                             =========  =========


In the third quarter of 1995, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect estimated net realizable values. These adjustments, totaling $97.4 million, consisted of write-downs of properties, plants and equipment for the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the ConSil Corp.'s Silver Summit mine ($0.4 million). The Grouse Creek write-down was necessary due to significantly higher than expected operating costs per gold ounce which was due to much lower than anticipated gold grades being realized from the proven and probable ore reserves.

In 1994, the major portion of the $7.9 million adjustment was related to the $7.2 million write-down of property, plant, equipment and supplies inventory at the Republic mine, which completed operations in February 1995. Also included was a $0.3 million write-down of exploration equipment and a $0.4 million write-down of the Zenda property.

In 1993, the principal portion of the $2.6 million write-down was $1.7 million related to the American Girl/Oro Cruz Joint Venture to reflect updated information regarding reserves and operating costs. An additional $0.7 million was recorded as a write-down of the Zenda property.

The net carrying values of the major mining properties of the Company that were on a standby or idle basis at December 31, 1995 and 1994, were approximately $7.6 million and $53.0 million, respectively.

On September 27, 1995, the Company sold its Apex Unit processing facility for $8.0 million, plus certain working capital items totaling an additional $1.4 million, recognizing a gain on the sale totaling approximately $3.2 million. The Company received $4.4 million in cash at closing (including the $1.4 million in certain working capital items) and accepted a note receivable for the remaining $5.0 million.
Under the note, $3.0 million, plus accrued interest at NationsBank's published Prime Rate, is due on September 27, 1996, and the balance of $2.0 million, plus accrued interest at NationsBank's published Prime Rate plus one percent, is due on September 27, 1997.

On February 8, 1994, the Company sold a 20% interest in its Grouse Creek gold project to Great Lakes Minerals Inc. of Toronto, Ontario (Great Lakes). The purchase price of $6.8 million represents 20% of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, including a fixed premium of $1.25 million. In addition, Great Lakes funded its pro-rata share of the total construction cost for Grouse Creek from July 1, 1993 to the completion of the project and has the option to increase its ownership to a maximum of 30% by contributing additional funds on a proportional basis. This option expires in March 1996. At December 31, 1995, the Company had recorded a receivable from Great Lakes totaling $1.3 million.

NOTE 5:  INCOME TAXES

Major components of the Company's income tax provision (benefit) are (in thousands):

                                                      December 31,
                                             -----------------------------
                                               1995        1994       1993
                                             -------     ------     ------
Current
     Federal                                  $ (298)    $ (805)    $ (200)
     State                                       307        337        226
     Foreign                                     300        - -        - -
                                              ------     ------     ------
               Total current                     309       (468)        26
                                              ------     ------     ------
Deferred
     Federal                                     - -        - -       (728)
     State                                       - -        - -       (236)
     Foreign                                     - -        - -        - -
                                              ------     ------     ------
               Total deferred                    - -        - -       (964)
                                              ------     ------     ------

Income tax provision (benefit)                 $ 309     $ (468)    $ (938)
                                               =====     ======     ======


During 1994, for income tax purposes, the Company carried back current operating losses to offset income recorded in prior years and recorded income tax refunds of approximately $1,009,000.

The components of the net deferred tax liability as of December 31, 1995 and 1994, were as follows (in thousands):

                                              December 31,
                                          --------------------
                                            1995        1994
                                          --------    --------
   Deferred tax assets
      Accrued reclamation costs           $ 10,832    $ 10,692
      Investment valuation differences       1,969         864
      Capital loss carryover                 3,431       4,330
      Postretirement benefits other
        than pensions                          898         852
      Other liabilities                        230          53
      Deferred compensation                    612         417
      Accounts receivable                      456         456
      Properties, plants and equipment      10,969         - -
      Foreign net operating losses           2,314       3,609
      Federal net operating losses          57,398      55,414
      State net operating losses             4,867       4,426
      Tax credit carryforwards               3,435       3,435
      Miscellaneous                          2,103       1,441
                                           -------     -------
      Total deferred tax assets             99,514      85,989
      Valuation allowance                  (97,705)    (67,149)
                                           -------     -------
        Net deferred tax assets              1,809      18,840
                                           -------     -------

   Deferred tax liabilities
      Properties, plants and equipment         - -     (17,333)
      Deferred income                         (287)       (363)
      Pension costs                           (624)       (556)
      Inventories                             (898)        - -
      Deferred state income taxes, net        (359)       (947)
                                           -------     -------
      Total deferred tax liabilities        (2,168)    (19,199)
                                           -------     -------

   Net deferred tax liability              $  (359)   $   (359)
                                           =======     =======

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 1995 and 1994, are as follows (in thousands):

                                               December 31,
                                          --------------------
                                             1995       1994
                                          --------    ---------
   Balance at beginning of year           $(67,149)   $(58,529)
   Increase related to nonutilization
      of net operating loss
      carryforwards and nonrecognition
      of deferred tax assets due to
      uncertainty of recovery              (30,556)     (8,620)
                                          --------    --------

   Balance at end of year                 $(97,705)   $(67,149)
                                          ========    ========


The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax income (loss). The reasons for the difference are (in thousands):

                                  1995       %      1994       %      1993       %
                                --------   ----   --------   ----   --------   ----
   Computed "statutory"
      benefit                   $(34,479)   (34)  $ (8,244)   (34)  $ (6,365)   (34)
   Nonutilization of net
      operating losses and
      effect of foreign tax
      provisions, if applicable   34,782     34      8,085     33      5,564     30
   State income taxes, net
      of federal tax benefit           6      0       (309)    (1)      (137)    (1)
                                --------   ----   --------   ----   --------   ----

                                $    309      0   $   (468)    (2)  $   (938)    (5)
                                ========   ====   ========   ====   ========   ====

Substantially all of the Company's net operating loss carryovers are attributed to preference related items, and therefore are not available to offset alternative minimum taxable income. However, they are available to offset future regular taxable income. At December 31, 1995, the Company had tax basis net operating loss carryovers available to offset future regular and alternative minimum (AMT) and foreign taxable income. These carryovers expire as follows (in thousands):

                Regular                           Foreign
                Tax Net          AMT Net            Net          Investment
               Operating         Operating       Operating       Tax Credit
                 Losses           Losses           Losses        Carryovers
               ----------       ---------        ----------      ----------
     1996      $     268        $     268        $     - -        $     - -
     1997          2,020              695               18               84
     1998         11,005              308              352              482
     1999          6,235            1,199            4,799              310
     2000          3,089              789            1,637              240
     2001          4,538            1,683              - -              115
     2002          2,717              346              - -              - -
     2003          1,792              623              - -              - -
     2004         16,406              532              - -              - -
     2005         10,744              878              - -              - -
     2006         23,766            3,105              - -              - -
     2007         27,134            8,285              - -              - -
     2008         28,179           21,971              - -              - -
     2009         11,670            7,115              - -              - -
     2010         18,400           17,800              - -              - -
               ---------        ---------        ---------        ---------

               $ 167,963        $  65,597        $   6,806        $   1,231
               =========        =========        =========        =========


At December 31, 1995, for income tax purposes, the Company had approximately $17.9 million and $8.5 million, respectively, of regular and alternative minimum tax net operating losses carrying over from Equinox Resources Ltd. and CoCa Mines Inc. Due to these mergers, there will be limitations on the amount of these net operating losses that can be utilized in any given year to reduce certain future taxable income.

The Company has approximately $2.0 million in alternative minimum tax credit carryovers eligible to reduce future regular tax liabilities.

NOTE 6:   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of the following (in thousands):

                                          December 31,
                                     -----------------------
                                        1995         1994
                                     ---------    ----------
Bank line of credit                  $  35,000    $      - -
Notes payable - Sunbeam                    692         1,038
Production notes payable                   609         1,185
Other long-term debt                       149            83
                                     ---------    ----------
                                        36,450         2,306
     Less current portion                 (346)         (346)
                                     ---------    ----------
                                     $  36,104    $    1,960
                                     =========    ==========

Zero Coupon Convertible Notes

On June 13, 1994, the Company redeemed its Zero Coupon Convertible Notes with a face value of approximately $50.2 million. The Company recorded an extraordinary loss on retirement of long-term debt totaling approximately $0.8 million, which related principally to the write-off of the unamortized balance of deferred issuance costs of the notes.

Notes Payable - Sunbeam

The notes are non-interest bearing, discounted at 15% and payable in three annual equal amounts from the date of commercial production of the Grouse Creek property. The first installment of the notes, totaling approximately $346,000, was paid in January 1995.

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

Revolving Credit Agreement

On October 1, 1995, the Company amended the terms of its unsecured revolving and term loan facility (the Agreement). Under the amended terms, the Company can borrow up to $55.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1998, and are repayable in eight quarterly installments beginning on October 31, 1998. Borrowings bear interest at floating rates depending on the type of advance. The Company may select fixed interest rates for up to six months at a range of LIBOR +.8%, or the CD rate +.8% to LIBOR +1.55% or the CD rate +1.55%, depending on the level of outstanding borrowings. During the commitment period, the Company is obligated to pay an annual fee of $178,750. The Agreement contains certain restrictive covenants, the most restrictive of which relate to maintenance of a current ratio, fixed charge coverage ratio and limitations on the issuance of additional indebtedness. To maintain compliance with the covenants of the Agreement, the Company must maintain a 1.5 to 1.0 current ratio and maintain a defined fixed charge coverage ratio of 1.5 to 1.0. As of December 31, 1995, the Company was in compliance with all restrictive covenants of the Agreement. Amounts available under the Agreement are based on a debt to cash flow calculation which must not exceed a maximum of 4.0 to 1.0. At December 31, 1995, there were $35.0 million in borrowings outstanding under the Agreement.

On February 7, 1996, the Company entered into a second amendment to the Agreement whereby it will continue to be able to borrow up to $55.0 million. Under the amended terms, the Company will continue to be able to select a floating rate based on the primary bank's prime interest rate or fixed interest rates for up to six months. The revised fixed interest rates are based on LIBOR or the CD rate and range from LIBOR +1.175% or the CD rate +1.175%, to LIBOR +1.775% or the CD rate +1.775%, depending on the level of outstanding borrowings. The amended terms provide for the Agreement to be collateralized, including the pledging of 100% of the stock of certain of the Company's subsidiaries and providing the lenders under the Agreement a security interest in accounts receivable. To maintain compliance with the covenants of the Agreement, the Company must maintain a 1.5 to 1.0 current ratio and a defined fixed charge coverage ratio of 1.2 to 1.0 through June 30, 1997, then 1.5 to 1.0 thereafter. In addition, the Company must maintain a minimum tangible net worth of $150.0 million, plus 50% of net income earned, and 100% of equity raised after December 31, 1995. Amounts available under the amended Agreement are based on a debt to cash flow calculation, which must not exceed a maximum of
3.75 to 1.0 through December 31, 1996, then 3.5 to 1.0 through December 31, 1997, then 3.0 to 1.0 thereafter.

NOTE 7:   COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities and equipment leases are for terms of three to ten years. Future minimum lease payments under these noncancelable operating leases as of December 31, 1995 are as follows (in thousands):

     1996                                   $  3,212
     1997                                      2,760
     1998                                      2,636
     1999                                      2,387
     2000                                      2,113
     Thereafter                                2,560
                                            --------

     Total minimum lease payments           $ 15,668
                                            ========


Approximately $10.0 million of the above minimum lease payments relate to equipment used at the Company's Grouse Creek mine which was written down by $97.0 million in 1995 (see Note 4). Although the Company currently intends to continue operating the mine, if a determination is made in the future to close the Grouse Creek mine, some or all of the remaining lease obligations would need to be accrued and charged to operations.

Rent expense incurred for the above leases during the years ended December 31, 1995 and 1994 was $3.8 million and $2.2 million, respectively.

Contingencies

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the Court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho District Court and remanded the case of the Tribe's ownership for trial before the District Court. The Company has been advised that the State will seek an appeal of the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

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

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance carriers which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In two separate decisions issued in August 1992 and March 1993, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit, but that no carrier had a duty to defend the Company in the EPA proceeding. During 1995 and in January 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $3.755 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by the Company. Litigation is still pending against other insurers. At December 31, 1995, the Company has not reduced its accrual for reclamation and closure costs to reflect any anticipated insurance proceeds.

In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The Opinion and Order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross appealed certain trial court discovery determinations. Briefing on both appeals has been completed and the Idaho Supreme Court has scheduled oral argument before the Court on the appeals for early April 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1995. The Company intends to vigorously pursue its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

NOTE 8:   EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost (income) for the plans consisted of the following in 1995, 1994 and 1993 (in thousands):

                                             1995         1994        1993
                                           --------     --------    --------
Service cost                               $    778     $    938    $     961
Interest cost                                 2,021        1,938        1,899
Return on plan assets                        (2,607)      (2,737)      (2,924)
Amortization of transition asset               (434)        (434)        (434)
Amortization of unrecognized
  prior service cost                             70           70           45
Amortization of unrecognized net
  (gain) loss from earlier periods              (12)          (4)           6
                                           --------     --------    ---------
     Net pension income                    $   (184)    $   (229)   $    (447)
                                           ========     ========    =========


The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                  December 31,
                                            ------------------------
                                             1995             1994
                                           --------         --------
Actuarial present value of
  benefit obligations
  Vested benefits                          $ 30,203         $ 24,429
  Nonvested benefits                            155              300
                                           --------         ---------
Accumulated benefit obligations              30,358           24,729
Effect of projected future salary
  and wage increases                          2,014            1,500
                                           --------         ---------
Projected benefit obligations              $ 32,372         $ 26,229
                                           ========         =========

Plan assets                                $ 39,881         $ 33,550
Projected benefit obligations               (32,372)         (26,229)
                                           --------         ---------
Plan assets in excess of projected
  benefit obligations                         7,509            7,321
Unrecognized net gain                        (3,976)          (3,314)
Unrecognized prior service cost                 932              708
Unrecognized net asset
  at January 1                               (2,647)          (3,081)
                                           --------         ---------
Pension asset recognized in
  consolidated balance sheets              $  1,818         $  1,634
                                           ========         =========

The projected benefit obligation was calculated applying the following average rates:

                                                1995       1994
                                               -------    -------
Discount rate                                    7.00%     8.00%
Long-term compensation increase                  4.00%     5.00%
Long-term rate of return on
  plan assets                                    8.00%     8.00%

The Company provides certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees. The costs of these benefits are being funded out of general corporate funds and are accrued over the period in which active employees provide services to the Company. Net periodic postretirement benefit cost included the following components (in thousands):

                                        1995        1994        1993
                                       -------     -------     -------
Service cost                           $   13      $   24      $   28
Interest cost                             154         141         164
Amortization of gain                      (18)        (13)        - -
                                       -------     -------     -------

Net postretirement benefit cost        $  149      $  152      $  192
                                       =======     =======     =======


The  following  table  sets forth  the  status  of  the postretirement  benefits
programs  (other  than  pensions)  and  amounts  recognized   in  the  Company's
consolidated balance sheets (in thousands):

                                             December 31,
                                        --------------------
                                          1995         1994
                                        --------    --------
Accumulated postretirement
benefit obligation
  Retirees                              $  1,353    $  1,317
  Fully eligible, active plan
    participants                             400         314
  Other active plan participants             310         290
                                        --------    --------
                                           2,063       1,921
Unrecognized net gain                        374         470
                                        --------    --------
Accumulated postretirement
  benefit obligations recognized
  in consolidated balance sheets        $  2,437    $  2,391
                                        ========    ========


The actuarial assumptions used in determining the Company's accumulated postretirement benefit obligation are provided in the table below. Due to the short period which the Company provides medical benefits to its retirees, the increases in medical costs are assumed to be 6% in each year. A 1% change in the assumed health care cost trend rate would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of service and interest cost for 1995 or 1994.

                                        1995    1994
                                        -----   -----
Discount rate                           7.00%   8.00%
Trend rate for medical benefits         6.00%   6.00%

The Company has a nonqualified deferred compensation plan which permits eligible officers, directors and key employees to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest is accrued and partially funded, is distributable in cash after retirement or termination of employment, and at December 31, 1995 and 1994, amounted to approximately $1.8 and $1.2 million, respectively. The Company amended the Deferred Compensation Plan effective January 1, 1995. The amended plan allows the participants to defer up to a maximum of 50% of base salary and up to 100% of annual bonuses. The participant may elect to receive such deferred amounts, together with interest at the Moody's Corporate Bond Yield rate, in one payment at retirement, or on any plan anniversary after the completion of three years, as elected.

The Company has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from 2% to 10% of their compensation to the plan. Nonhighly compensated employees may contribute up to 15%. The Company makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. The Company's contribution was $173,000 in 1995, $170,000 in 1994, and $158,000 in 1993.

NOTE 9:  SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors.

The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The Preferred Shares are not redeemable by the Company prior to July 1, 1996. After such date, the shares will be redeemable at the option of the Company at any time, in whole or in part, initially at $52.45 per share and thereafter at prices declining ratably on each July 1 to $50 per share on or after July 1, 2003.

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

The Preferred Shares rank senior to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50 per share plus all accrued and unpaid dividends which amounted to $117,012,000 at December 31, 1995.

Shareholder Rights Plan

In 1986, the Company adopted a Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alternatives, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $47.50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of 5 cents per right prior to the tenth day after an Acquiring Person acquires 15% of the Company's common stock, and expire in May 1996. Additional details are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 19, 1986, and in the amendments dated November 29, 1990, and September 30, 1991.

Stock Option Plans

The Company adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. At December 31, 1995, there were 6,748 shares available for grant in the future under the plan. The plan expires in 1997.

In 1995, the Company adopted the new Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which is subject to termination by the Board of Directors at any time. Each nonemployee director is credited with 1,000 shares of the common stock of the Company on May 30 of each year. Nonemployee directors joining the Board of Directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board. All credited shares are held in trust for the benefit of each director until delivered to the Director. Delivery of the shares from the trust occurs upon the earlier of (1) death or disability; (2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control of the Company. Subject to certain restrictions, directors may elect to receive the delivery of shares on such date or in annual installments thereafter over 5, 10 or 15 years. The shares of common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan is 120,000. During 1995, 6,539 shares were credited to the nonemployee directors.

In 1995, the shareholders of the Company approved the 1995 Stock Incentive Plan which provides for a variety of stock-based grants to the Company's officers and key employees. The plan provides for the grant of stock options, stock appreciation rights, restricted stock and performance units to eligible officers and key employees of the Company. Stock options under the plan are required to be granted at 100% of the market value of the stock on the date of the grant. The terms of such options shall be no longer than ten years from the date of grant. No options were granted under this plan in 1995.

Transactions concerning stock options are summarized as follows:

                                                 Exercise
                                   Shares          Price
                                   ---------   ------------
Outstanding, December 31, 1992     406,603     $ 7.12-18.26

Year ended December 31, 1993
     Exercised                     (86,443)      7.12-12.25
     Expired                       (18,500)     10.38-12.25
                                   -------

Outstanding, December 31, 1993     301,660       7.12-18.26

Year ended December 31, 1994
     Granted                       120,000       9.63
     Exercised                     (61,037)      7.25-10.50
     Expired                       (13,123)     12.25
                                   -------

Outstanding, December 31, 1994     347,500       7.12-18.26

Year ended December 31, 1995
     Granted                        15,000       9.38
     Exercised                     (12,500)      9.63-10.38
     Expired                       (33,508)      8.54- 9.32
                                   -------

Outstanding, December 31, 1995     316,492     $ 7.12-18.26
                                   =======


The  aggregate amounts charged (credited)  to operations in  connection with the
plans  were  $(21,000),  $(23,000)   and  $309,000  in  1995,  1994   and  1993,
respectively.

As a result of the acquisition of Equinox, the outstanding options under the Equinox stock option plan became exercisable for Hecla common shares. Transactions concerning the Equinox options, giving effect to the common share exchange ratio, are as follows:

                                                  Exercise
                                   Shares           Price
                                   ---------   ------------
Outstanding, December 31, 1992     315,000     $ 3.78-19.56

Year ended December 31, 1993
     Granted                        25,500       6.00- 6.52
     Exercised                     (88,200)      3.80- 6.55
                                   -------

Outstanding, December 31, 1993     252,300       3.78-19.56

Year ended December 31, 1994
     Exercised                    (251,400)      3.45-17.82
                                   -------

Outstanding, December 31, 1994         900            17.82
Year ended December 31, 1995
     Expired                          (900)           17.82
                                   -------

Outstanding, December 31, 1995         - -              - -
                                   =======


In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company
must implement SFAS No. 123 on January 1, 1996. Management does not plan to adopt the measurement provisions of SFAS No. 123, although the Company will comply with the pro-forma disclosure requirements of the Statement in its 1996 annual financial statements.

Warrants

As a result of the acquisition of Equinox, outstanding Equinox warrants became exercisable for Hecla common shares. At December 31, 1995, there were warrants outstanding to acquire 225,651 Hecla common shares at $8.30 per share, which expire in August 1996. If the Company's shares trade at a price of $12.58 per share or above for 20 consecutive trading days, upon Hecla's election and notice to warrant holders, the holders of Equinox warrants must exercise their warrants or lose their right to exercise.

1996 Common Stock Offering

On January 23, 1996, 2,875,000 shares of the Company's common stock were sold under the Company's existing Registration Statement which provides for the issuance of up to $100.0 million of equity and debt securities. The net proceeds from the offering of $22.0 million were used principally to reduce the outstanding borrowings under the Company's bank credit agreement.

NOTE 10:  BUSINESS SEGMENTS (in thousands)

                                               1995         1994         1993
                                            ----------   ----------   ----------
Net sales to unaffiliated customers
  Metals (including $27,729 and $18,493
     in Mexico in 1995 and 1994)            $  79,810    $  60,828    $  45,892
  Industrial minerals (including $2,664,
     $2,885 and $368 in Mexico in 1995,
     1994 and 1993)                            71,655       63,634       44,953
  Specialty metals                              4,414        4,285        2,043
                                            ---------    ---------    ---------

                                            $ 155,879    $ 128,747    $  92,888
                                            =========    =========    =========

Income (loss) from operations
  Metals (including $6,396 and $2,307
     in Mexico in 1995 and 1994)            $(109,449)   $ (24,658)   $ (15,418)
  Industrial minerals (including $(341),
     $(810) and $9 in Mexico in 1995,
     1994 and 1993)                             6,690        6,872        4,449
  Specialty metals                                255            3         (504)
  General corporate                            (9,738)     (11,656)      (8,809)
                                            ---------    ---------    ---------

                                            $(112,242)   $ (29,439)   $ (20,282)
                                            =========    =========    =========

Capital expenditures
  Metals (including $2,319, $466 and
     $12,826 in Mexico in 1995, 1994
     and 1993)                              $  32,838    $  62,002    $  45,961
  Industrial minerals (including
     $183, $1,352 and $5,800 in Mexico
     in 1995, 1994 and 1993)                   11,811        3,615       11,938
  Specialty metals                                 81          453          - -
  General corporate assets                        578          489          548
                                            ---------    ---------    ---------

                                            $  45,308    $  66,559    $  58,447
                                            =========    =========    =========
Depreciation, depletion and amortization
  Metals                                    $  18,859    $   9,699    $  10,052
  Industrial minerals                           4,580        4,501        3,718
  Specialty metals                                 23           33           33
  General corporate assets                        367          524          392
                                            ---------    ---------    ---------

                                            $  23,829    $  14,757    $  14,195
                                            =========    =========    =========

Identifiable assets
  Metals (including $15,702, $19,241
     and $21,028 in Mexico in 1995,
     1994 and 1993)                         $ 144,246    $ 179,258    $ 136,735
  Industrial minerals (including
     $4,888, $6,192 and $7,054 in
     Mexico in 1995, 1994 and 1993)            71,163       59,502       68,068
  Specialty metals                                - -        6,288        4,197
  General corporate assets                     35,998       36,507       81,486
  Idle facilities                               6,783       53,027       55,667
                                            ---------    ---------    ---------

                                            $ 258,190    $ 334,582    $ 346,153
                                            =========    =========    =========


Net sales and identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, receivables, investments and corporate property, plant and equipment. As a result of depressed metals prices, operations were suspended at the Greens Creek mine in April 1993, and the property was placed on a care-and-maintenance basis pending resumption of operations. At December 31, 1994 and 1993, the Company's recorded net book value of identifiable assets of the Greens Creek mine was approximately $50.3 million. These amounts have been classified in the idle facilities category at December 31, 1994 and 1993. On May 17, 1995, the Company announced plans for the redevelopment of the Greens Creek mine and at December 31, 1995, the recorded net book value of identifiable assets at the Greens Creek mine is classified in the metals category.

NOTE 11:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

The   estimated  fair  values  of  financial  instruments  are  as  follows  (in thousands):

                                                        December 31,
                                       -----------------------------------------------
                                         1995                      1994
                                       ---------------------     ---------------------
                                       Carrying      Fair        Carrying       Fair
                                       Amounts       Value       Amounts        Value
                                       ---------    --------     ---------    --------
Financial assets
  Cash and cash equivalents            $  4,024     $  4,024     $  7,278     $  7,278
  Accounts and notes receivable          25,571       25,571       23,516       23,516
  Investments
     Equity securities available
        for sale                            455          455        5,276        5,276
     Restricted                          16,254       16,254       13,553       13,553
  Gold forward sales contracts              - -          228          - -           (A)
  Gold put options                          - -          436          - -          621
Financial liabilities
  Current liabilities                    25,965       25,965       23,485       23,485
  Long-term debt - principal             36,104       35,563        1,960        1,804
  Gold call options                         - -          134          - -          599

(A)  Fair value information is not available.

                         [Deloitte & Touche Letterhead]


                                AUDITORS' REPORT


To the Directors of
Equinox Resources Ltd.


We have audited the consolidated statements of loss and deficit and changes in financial position of Equinox Resources, Ltd. for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company's operations and the changes in its financial position for the year ended December 31, 1993 in accordance with generally accepted accounting principles in Canada applied on a consistent basis.

/s/ Deloitte & Touche

CHARTERED ACCOUNTANTS
Vancouver, Canada
February 28, 1994

               HECLA MINING COMPANY and WHOLLY OWNED SUBSIDIARIES

                          FORM 10-K - December 31, 1995

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

10.1(a) Credit Agreement dated as of August 30, 1994, among Registrant and Certain Subsidiaries and NationsBank of Texas, N.A., as Agent, and Certain Banks as Lenders.2

10.1(b)  First Amendment to Credit Agreement dated
         October 1, 1995.2

10.1(c)  Second Amendment to Credit Agreement dated
         February 7, 1996.                                Attached

10.2     Employment agreement dated November 10,
         1989 between Hecla Mining Company and
         Arthur Brown. (Registrant has substantially identical agreements with each of Messrs.
         William B. Booth, J. Gary Childress, Joseph
         T. Heatherly, Jon T. Langstaff, John P.
         Stilwell, and Michael B. White.  Such
         substantially identical agreements are not included as separate Exhibits.)1,2

10.3(a)  Form of Executive Deferral Plan Master
         Document effective January 1, 1995.1,2

10.3(b)  Form of Director Deferral Plan Master
         Plan Document effective January 1, 1995.1,2

10.4(a)  1987 Nonstatutory Stock Option Plan of the
         Registrant.1,2

10.4(b)  Hecla Mining Company 1995 Stock Incentive
         Plan.1,2

10.4(c) Hecla Mining Company Stock Plan for Non-employee Directors.1,2

         Number and Description of Exhibits
         ----------------------------------
10.5(a)  Hecla Mining Company Retirement Plan for
         Employees and Supplemental Retirement and
         Death Benefit Plan.1,2

10.5(b)  Supplemental Excess Retirement Master
         Plan Document.1,2

10.5(c)  Hecla Mining Company Nonqualified Plans
         Master Trust Agreement.1,2

10.6     Form of Indemnification Agreement dated
         May 27, 1987 between Hecla Mining Company and each of its Directors and Officers.1,2

10.7     Summary of Short-term Performance Payment
         Plan.1,2

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

10.9(a)  Acquisition Agreement - Grouse Creek
         Project, dated January 21, 1994, among
         Registrant, Great Lakes Idaho Inc. and
         Great Lakes Minerals Inc.2

10.9(b)  Mining Venture Agreement dated as of
         February 8, 1994, between Registrant and
         Great Lakes Idaho Inc.2

10.10    Purchase and Sale Agreement between Hecla
         Mining Company and Mooney Chemicals Inc.,
         dated August 2, 1995, related to the sale
         of the Apex Unit refining facility located
         near St. George, Utah.                           Attached

11.      Computation of weighted average number of
         common shares outstanding.                       Attached

12.      Statement of Computation of Ratio of Earnings
         to Fixed Charges                                 Attached

13.1     Hecla Mining Company Fourth Quarter and
         Year-End Results for the Period Ended
         December 31, 1995                                Attached

         Number and Description of Exhibits
         ----------------------------------
21.      List of subsidiaries of the registrant.          Attached

23.1     Consent of Coopers & Lybrand to incorpor-
         ation by reference of their report dated
         February 2, 1996, except for the last
         paragraph of Note 6, as to which the date
         is February 7, 1996, on the Consolidated
         Financial Statements of the Registrant in
         the Registrant's Registration Statements
         on Form S-3, No. 33-72832, and No. 33-59659,
         Form S-8, No. 33-7833, No. 33-41833, No.
         33-14758, No. 33-40691, No. 33-60095 and
         No. 33-60099.                                    Attached

23.2     Consent of Deloitte & Touche to incorpor-
         ation by reference of their report dated
         February 28, 1994 on the consolidated
         financial statements of Equinox Resources
         Ltd. in the Registrant's Registration
         Statements on Form S-3, No. 33-72832, and
         No. 33-59659, Forms S-8, No. 33-7833, No.
         33-41833, No. 33-14758, No. 33-40691, No.
         33-60095 and No. 33-60099.                       Attached

27.      Financial Data Schedule                          Attached


________________________
1.  Indicates a management contract or compensatory plan or arrangement.

2. These exhibits were filed in SEC File No. 1-8491 as indicated on the following page and are incorporated herein by this reference thereto.

                     Corresponding Exhibit in Annual Report on
                     Form 10-K, Quarterly Report on Form 10-Q,
                     Current Report on Form 8-K, Proxy Statement
                     or Registration Statement, as Indicated
Exhibit in           Below; All References are to SEC File
this Report          No. 1-8491.
-----------         --------------------------------------------
   3.1(a) & (b)      3.1 (10-K for 1987)
   3.2               2 (Current Report on Form 8-K dated
                     November 9, 1990)
   4.1(a) & (b)      4.1(d)(c) and 4.5 (Quarterly Report on
                     Form 10-Q dated June 30, 1993)
   4.2(a)            1 (Current Report on Form 8-K dated
                     May 23, 1986)
   4.2(b)            1 (Current Report on Form 8-K dated
                     November 9, 1990)
   4.2(c)            4.1(c)(10-K for 1991)
   4.2(d)            4.1(d)(10-K for 1991)
  10.1(a)            10.1(a)(Quarterly Report on Form 10-Q
                     dated September 30, 1994)
  10.1(b)            10.1(b)(Quarterly Report on Form 10-Q
                     dated September 30, 1995)
  10.2               10.2(b) (10-K for 1989)
  10.3(a)            3 (10-K for 1994)
  10.3(b)            10.3(b) (10-K for 1994)
  10.4(a)            B (Proxy Statement dated March 20, 1987)
  10.4(b)            A (Proxy Statement dated March 27, 1995)
  10.4(c)            B (Proxy Statement dated March 27, 1995)
  10.5(a)            10.11(a) (10-K for 1985)
  10.5(b)            10.5(b) (10-K for 1994)
  10.5(c)            10.5(c) (10-K for 1994)
  10.6               10.15 (10-K for 1987)
  10.7               10.7 (10-K for 1994)
  10.8               2 (Schedule 13D dated January 7, 1993 -
                     filed by Registrant with respect to
                     Equinox Resources Ltd.)
  10.9(a)            (c)1(Current Report on Form 8-K dated
                     February 10, 1994)
  10.9(b)            (c)2(Current Report on Form 8-K dated
                     February 10, 1994)
  23.1               23 (10-K for 1994)
  23.2               23.1 (10-K/A for 1994)
  23.3               23.2 (10-K/A for 1994)