Form 10-Q
period 1996-03-31
HECLA MINING CO/DE/
filed 1996-05-14
CIK 719413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number      1-8491
                       ---------------------------------------------

                   HECLA MINING COMPANY
- --------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                           82-0126240
- ---------------------------------------      -----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

        6500 Mineral Drive
      Coeur d'Alene, Idaho                       83814-8788
- ----------------------------------------     ------------------------
(Address of principal executive offices)           (Zip Code)

                          208-769-4100
- ---------------------------------------------------------------------
        (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been  subject to such  filing requirements  for at least the
past 90 days.    Yes  XX .    No     .
                     ----        ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding April 30, 1996
- ---------------------------------------  --------------------------
Common stock, par value $0.25 per share     51,130,248 shares

                     HECLA MINING COMPANY and SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                    I N D E X

                                                                        PAGE
PART I. - Financial Information

      Item l - Consolidated Balance Sheets - March 31, 1996
                 and December 31, 1995                                    3

             - Consolidated Statements of Operations - Three
                 Months Ended March 31, 1996 and 1995                     4

             - Consolidated Statements of Cash Flows - Three
                 Months Ended March 31, 1996 and 1995                     5

             - Notes to Consolidated Financial Statements                 6

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations             11


PART II. - Other Information

      Item 1 - Legal Proceedings                                         22

      Item 6 - Exhibits and Reports on Form 8-K                          25

                                   PART I - FINANCIAL INFORMATION
                               HECLA MINING COMPANY and SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except share data)

                                                                           March 31,
                                                                             1996          December 31,
                                                                          (Unaudited)         1995
                                                                         -------------     ------------
                                                              ASSETS
Current assets:
  Cash and cash equivalents                                              $    5,018          $   4,024
  Accounts and notes receivable                                              34,698             25,571
  Income tax refund receivable                                                  762                737
  Inventories                                                                21,304             20,915
  Other current assets                                                        2,462              2,038
                                                                         ----------          ---------
          Total current assets                                               64,244             53,285
Investments                                                                   2,260              2,200
Restricted investments                                                       16,358             16,254
Properties, plants and equipment, net                                       179,474            177,374
Other noncurrent assets                                                       9,537              9,077
                                                                         ----------          ---------
          Total assets                                                   $  271,873          $ 258,190
                                                                         ==========          =========

                                                            LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                  $   15,677          $  14,145
  Accrued payroll and related benefits                                        2,566              3,217
  Preferred stock dividends payable                                           2,012              2,012
  Accrued taxes                                                               1,303              1,042
  Accrued reclamation costs                                                   5,549              5,549
                                                                         ----------          ---------
          Total current liabilities                                          27,107             25,965
Deferred income taxes                                                           359                359
Long-term debt                                                               25,699             36,104
Accrued reclamation costs                                                    27,821             26,782
Other noncurrent liabilities                                                  5,221              4,864
                                                                         ----------          ---------
          Total liabilities                                                  86,207             94,074
                                                                         ----------          ---------

                                                       SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                               575                575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1996 - 51,192,324;
  issued 1995 - 48,317,324                                                   12,798             12,079
Capital surplus                                                             351,606            330,352
Accumulated deficit                                                        (173,743)          (173,206)
Net unrealized gain on investments                                              214                100
Foreign currency translation adjustment                                      (4,898)            (4,898)





Less common stock reacquired at cost;
  1996 - 62,076 shares, 1995 - 62,072 shares                                   (886)              (886)
                                                                         ----------          ---------
          Total shareholders' equity                                        185,666            164,116
                                                                         ----------          ---------
          Total liabilities and shareholders' equity                     $  271,873          $ 258,190
                                                                         ==========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                                       -3-

                             HECLA MINING COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (Dollars and shares in thousands, except for per-share data)

                                                                         Three Months Ended
                                                                 --------------------------------
                                                                 March 31, 1996    March 31, 1995
                                                                 --------------    --------------
Sales of products                                                $  42,947          $  35,710
                                                                 ---------          ---------

Cost of sales and other direct production costs                     33,553             30,230
Depreciation, depletion and amortization                             5,459              5,642
                                                                 ---------          ---------
                                                                    39,012             35,872
                                                                 ---------          ---------
Gross profit (loss)                                                  3,935               (162)
                                                                 ---------          ---------
Other operating expenses:
   General and administrative                                        2,271              2,330
   Exploration                                                         803              1,043
   Depreciation and amortization                                        89                 83
   Provision for closed operations and
      environmental matters                                           (183)                56
                                                                 ---------          ---------
                                                                     2,980              3,512
                                                                 ---------          ---------
Income (loss) from operations                                          955             (3,674)
                                                                 ---------          ---------

Other income (expense):
   Interest and other income                                           694              1,443
   Foreign exchange loss                                               (14)              (197)
   Gain on investments                                                  20                121
   Interest expense:
      Total interest cost                                             (621)              (165)
      Less amount capitalized                                          477                 58
                                                                 ---------          ---------





                                                                       556              1,260
                                                                 ---------          ---------

Income (loss) before income taxes                                    1,511             (2,414)
Income tax provision                                                   (36)               (50)
                                                                 ---------          ---------

Net income (loss)                                                    1,475             (2,464)
Preferred stock dividends                                            2,012              2,012
                                                                 ---------          ---------

Loss applicable to common shareholders                           $    (537)         $  (4,476)
                                                                 =========          =========

Loss per common share                                            $   (0.01)         $   (0.09)
                                                                 =========          =========

Cash dividends per common share                                  $     - -          $     - -
                                                                 =========          =========

Weighted average number of common
   shares outstanding                                               51,130             48,107
                                                                 =========          =========

  The accompanying notes are an integral part of the consolidated financial statements.

                                  HECLA MINING COMPANY and SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                             (In thousands)

                                                                             Three Months Ended
                                                                      --------------------------------
                                                                      March 31, 1996    March 31, 1995
                                                                      --------------    --------------
Operating activities:
  Net income (loss)                                                      $   1,475           $  (2,464)
  Noncash elements included in net income (loss):
    Depreciation, depletion and amortization                                 5,548               5,725
    Loss (gain) on disposition of properties,
      plants and equipment                                                      59                (265)
    Gain on sale of investments                                                (20)               (121)
    Provision for reclamation and closure costs                              1,199                 220
  Change in:
    Accounts and notes receivable                                           (9,127)             (5,029)
    Income tax refund receivable                                               (25)                 (2)
    Inventories                                                               (389)               (185)
    Other current assets                                                      (424)                (95)
    Accounts payable and accrued expenses                                    1,532              (1,294)
    Accrued payroll and related benefits                                      (651)               (630)
    Accrued taxes                                                              261                 528





    Accrued reclamation and other noncurrent liabilities                       197               2,677
                                                                         ---------           ---------
  Net cash used by operating activities                                       (365)               (935)
                                                                         ---------           ---------
Investing activities:
  Additions to properties, plants and equipment                             (7,739)             (6,961)
  Proceeds from disposition of properties,
    plants and equipment                                                        74                 314
  Proceeds from the sales of investments                                        20                 126
  Increase in restricted investments                                          (104)                (48)
  Purchase of investments and increase in cash
    surrender value of life insurance                                         (146)               (195)
  Other, net                                                                  (502)               (835)
                                                                         ---------           ---------
Net cash used by investing activities                                       (8,397)             (7,599)
                                                                         ---------           ---------

Financing activities:
  Proceeds from the exercise of stock warrants                                 - -               1,208
  Issuance of common stock, net of offering costs                           21,973                 - -
  Dividends on preferred stock                                              (2,012)             (2,012)
  Borrowings against cash surrender value of
    life insurance                                                             200                 - -
  Borrowings on long-term debt                                              11,500              11,000
  Payments on long-term debt                                               (21,905)             (3,884)
                                                                         ---------           ---------
Net cash provided by financing activities                                    9,756               6,312
                                                                         ---------           ---------

Increase (decrease) in cash and cash equivalents                               994              (2,222)
Cash and cash equivalents at beginning of period                             4,024               7,278
                                                                         ---------           ---------

Cash and cash equivalents at end of period                               $   5,018           $   5,056
                                                                         =========           =========

              The accompanying notes are an integral part of the consolidated financial statements.

                      HECLA MINING COMPANY and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The notes to the consolidated financial statements as of December 31, 1995, as set forth in the Company's 1995 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet described in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Note 3. The components of the income tax provision for the three months ended March 31, 1996 and 1995 are as follows (in thousands):

                                                          1996           1995
                                                        --------      --------
            Current:
              State income taxes                        $     70      $     50
              Federal income tax benefit                     (34)          - -
                                                         -------      --------
                  Total current provision                     36            50
              Deferred provision                             - -           - -
                                                        --------      --------
                  Total                                 $     36      $     50
                                                        ========      ========


            The Company's income tax provision for the first three months of 1996 and 1995 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to reversal of temporary differences in 1996 and the nonutilization of net operating losses in 1995.

                      HECLA MINING COMPANY and SUBSIDIARIES

Note 4.     Inventories consist of the following (in thousands):

                                                      March 31,    Dec. 31,
                                                        1996         1995
                                                      ---------   ---------
            Concentrates and metals in transit
              and other products                      $  3,287    $  2,519
            Industrial mineral products                  8,080       8,671
            Materials and supplies                       9,937       9,725
                                                      --------    --------
                                                      $ 21,304    $ 20,915
                                                      ========    ========


Note 5. In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the Court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court granted the State the right to appeal the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the

                      HECLA MINING COMPANY and SUBSIDIARIES

            Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

            On March 22, 1996, the federal government brought a lawsuit in Idaho Federal District Court against the Company and a number of other mining companies which is similar to the above described Tribe's lawsuit. The lawsuit is being brought by the federal government asserting claims under CERCLA and the Clean Water Act and seeks recovery for damages to natural resources located in the Coeur d'Alene River Basin in North Idaho over which the federal government asserts to be the trustee. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Coeur d'Alene River Basin outside the Bunker Hill Superfund Site. The Company's answer to the complaint is required to be filed by May 17, 1996. The Company believes it has a number of defenses to the federal government's claims.

            On March 22, 1996, the Company entered into an agreement (the Agreement) with the State of Idaho pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Coeur d'Alene River Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the
            Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Agreement and certain other Company contributions and expenditures for environmental cleanup in the Coeur d'Alene Basin. In connection with the Agreement, the Company increased its accrual for closed operations and environmental matters by $0.5 million during the first quarter of 1996.

            In 1991,  the  Company  initiated  litigation  in  the  Idaho  State
            District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In 1992, the Court ruled that the primary

                      HECLA MINING COMPANY and SUBSIDIARIES

            insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and in January 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $4.5 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by the Company. Litigation is still pending against other insurers with trial scheduled for October 1996. The remaining insurance carriers are providing the Company a partial defense in all Coeur d'Alene River Basin environmental litigation. As of March 31, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

            In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross-appealed certain trial court discovery determinations. Briefing on both appeals has been completed and oral argument was presented to the Idaho Supreme Court on April 10, 1996. A decision from the Idaho Supreme Court is expected in late 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the

                      HECLA MINING COMPANY and SUBSIDIARIES

            amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at March 31, 1996 and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

Note 6. At March 31, 1996, there was $25.0 million outstanding under the Company's revolving and term loan facility classified as long-term debt.

Note 7. In January 1996, the Company issued 2,875,000 shares of its common stock realizing proceeds of approximately $22.0 million, net of underwriting discount and issuance costs of approximately $1.7 million. The Company used $21.0 million of the net proceeds to pay down debt under its existing revolving and term loan credit facility.

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

            Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as Greens Creek) and future projects (such as the Rosebud project), the impact of metals prices and metal production volatility, changing market conditions and regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I,
            Item 1 of the Company's 1995 Annual Report on Form 10-K). Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

            The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1995. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1996, the Company expects to record income or loss in the range of a $(3.0) million loss to income of $2.0 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ending December 31, 1996. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1996 will be as projected.

                      HECLA MINING COMPANY and SUBSIDIARIES

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

            On April 17, 1996, the Company announced that it expects to continue mining the Sunbeam pit at the Grouse Creek mine, in which the Company has an 80% interest, through the first quarter of 1997. However, a two-month shutdown of milling operations and a one-month shutdown of mining operations will be required to enlarge the tailings impoundment, which reached capacity earlier than expected due to heavy snowfall and spring runoff. The temporary shutdown of milling operations commenced in late April 1996, with mining operations expected to continue until late May 1996 at which time mining activities will also be suspended. Both mining and milling activities are expected to resume in June 1996, although there can be no assurance that mining and milling activities will resume as planned.

            The Company is currently performing further ore confirmation drilling of the Grouse deposit to evaluate the feasibility of mining operations beyond the first quarter of 1997. The Company's Board of Directors is currently expected to make a decision by the end of 1996 whether to continue further development and operation of the Grouse Creek mine beyond the first quarter of 1997.

            If the Grouse Creek mine is not further developed and operations wind down in the first quarter of 1997, the property will either be placed on a care-and-maintenance basis (pending an improvement in metals prices or other developments) or shut down permanently. Annual holding costs on a care-and-maintenance basis are estimated at $3.0 to $5.0 million. If the decision is made to shut the property down, an accrual for closed operations and environmental matters in the estimated range of $16.0 to $20.0 million would be necessary at that time. A detailed study has not been performed to establish this

                      HECLA MINING COMPANY and SUBSIDIARIES

            estimated range for closed operations and environmental matters, and, as such, the actual costs could be higher.

            The American Girl gold mine in southern California had cash costs in the first quarter of 1996 of approximately $431 per ounce of gold recovered. The Company holds a 47% interest in the mine through a joint venture with MK Gold, the operator of the property. First quarter 1996 results from the Oro Cruz ore body, which is now being mined, have been unsatisfactory to the Company. A technical team consisting of experts from both companies has been formed to address the problems at the property. The Company's interest in the carrying value of the American Girl gold mine property, plant and equipment totaled $7.7 million at March 31, 1996.

            In 1996, the Company expects to produce between 140,000 and 165,000 ounces of gold compared to actual 1995 gold production of 170,000 ounces of gold. The 1996 estimated production includes 70,000 to 80,000 ounces from the La Choya mine, 40,000 to 50,000 ounces from the Company's 80% interest in the Grouse Creek mine, 25,000 to 30,000 ounces from the Company's 47% interest in the American Girl mine, and an additional 5,000 ounces from other sources. The Company's share of silver production for 1996 is expected to be between 2.0 and 2.4 million ounces compared to 1995 production of
            2.2 million ounces.

            In 1995, the Company shipped 991,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to increase in 1996 to 1,067,000 tons. Additionally, the Company expects to ship 950,000 cubic yards of landscape material from Mountain West Products in 1996 compared to 867,000 cubic yards in 1995.

            RESULTS OF OPERATIONS

            The Company recorded net income of approximately $1.5 million, or $0.03 per common share, in the first three months of 1996 compared to a net loss of approximately $2.5 million, or $0.05 per common share, in the same period of 1995. After $2.0 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for the first quarter of 1996 was $0.5 million, or $0.01 per common share, compared to $4.5 million, or $0.09 per common share, in the comparable 1995 period.

                      HECLA MINING COMPANY and SUBSIDIARIES

            Sales of the Company's products increased by approximately $7.2 million, or 20.3%, in the first three months of 1996 as compared to the same period in 1995, principally the result of increased product sales totaling approximately $10.0 million, most notably from the La Choya mine where gold production increased significantly, as well as the Lucky Friday mine due to increased production of silver, lead and zinc. In the first quarter of 1995, personnel at the Lucky Friday mine worked to achieve normal production levels after resuming operations in December 1994 as a result of the temporary suspension of operations caused by the August 30, 1994 ore-conveyance accident. Sales at the K-T Clay kaolin division also increased due to the acquisition of the Langley kaolin plant in June 1995. These factors were partially offset by decreased sales of $2.8 million at other operating properties, including the Republic gold mine where operations ceased in February 1995 following the completion of mining and milling operations, the Apex facility, which was sold in September 1995, the Cactus mine, and the K-T ball clay division.

            Comparing the average metal prices for the first quarter of 1996 with the comparable 1995 period, gold increased by 5.5% to $400 per ounce from $379 per ounce, silver increased by 17.9% to $5.54 per ounce from $4.70 per ounce, lead increased by 25.3% to $0.347 per pound from $0.277 per pound, and zinc decreased by 2.7% to $0.472 per pound from $0.485 per pound.

            Cost of sales and other direct production costs increased approximately $3.3 million, or 11.0%, from the first three months of 1995 to the comparable 1996 period primarily due to (1) increased production costs at the Lucky Friday mine totaling approximately $1.7 million due to increased production of silver, lead and zinc where in 1995, production at the mine was returning to normal production levels after the temporary suspension of operation as discussed above; (2) increased costs at the K-T Clay kaolin division of $1.6 million as a result of the acquisition of the Langley kaolin plant in June 1995; (3) increased costs of $1.4 million at the La Choya mine as a result of increased gold production; (4) increased costs at the American Girl mine of $0.9 million; and (5) increased production costs at various other operations totaling approximately $0.7 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling approximately $3.0 million. These decreases are primarily due to
            (1) decreased costs at the Apex property of $0.9 million as the result of the sale

                      HECLA MINING COMPANY and SUBSIDIARIES

            of the processing facility in September 1995; (2) decreased costs at the Grouse Creek mine of $0.8 million where the mine costs were higher than anticipated in 1995 due to start up problems encountered with the milling operation; (3) decreased costs of $0.6 million at the Republic mine where operations were completed in February 1995; and (4) other production cost decreases at other operating properties totaling approximately $0.7 million.

            Cost of sales and other direct production costs as a percentage of sales from products decreased from 85% in the first quarter of 1995 to 78% in the comparable 1996 period, primarily due to increased sales and production at the La Choya mine.

            Cash and full production cost per gold ounce decreased from $312 and $416 for the first quarter of 1995 to $260 and $353 for the first quarter of 1996, respectively. The decrease in both the cash and full production cost per gold ounce is primarily attributable to increased gold production at the La Choya mine and decreased costs at the Grouse Creek mine in the 1996 period, offset by increased costs at the American Girl mine.

            Cash and full production cost per silver ounce decreased from $4.74 and $6.00 in the first quarter of 1995 to $4.66 and $5.89 in the first quarter of 1996, respectively. The decreases in the cost per silver ounce are due primarily to increased production from the Lucky Friday mine and an increase in the average price of lead in the 1996 period. Lead and zinc are by-products of silver, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

            Other operating expenses decreased by $0.5 million, or 15.1%, from the 1995 period to the 1996 period, due principally to (1) decreased exploration costs totaling approximately $0.2 million relating principally to the decreased expenditures at the Grouse Creek property and Mexican exploration properties and (2) decreased provision for closed operations and environmental matters of approximately $0.2 million principally due to the receipt of insurance proceeds relating to the Bunker Hill Superfund site of $0.7 million, offset by additional accruals for environmental matters relating to the Coeur d'Alene Basin area totaling approximately $0.5 million.

            Other income was approximately $0.6 million in the 1996 period compared to $1.3 million in the 1995 period principally due to decreased interest and other income of

                      HECLA MINING COMPANY and SUBSIDIARIES

            approximately $0.7 million primarily due to decreased copper royalties. Total interest cost increased approximately $0.5 million due to increased borrowing on the Company's revolving and term loan facility. Interest cost capitalized increased approximately $0.4 million principally due to capitalized interest costs associated with the Greens Creek development, the Rosebud project, the Lucky Friday expansion project, and development at the American Girl mine's Oro Cruz ore body.

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

            At March 31, 1996, assets totaled approximately $271.9 million and shareholders' equity totaled approximately $185.7 million. Cash and cash equivalents increased by $1.0 million to $5.0 million at March 31, 1996 from $4.0 million at the end of 1995.

            During the first three months of 1996, approximately $9.8 million in cash was provided by financing activities. The major sources of cash were (1) proceeds totaling approximately $22.0 from the issuance of 2.875 million common shares in an underwritten offering completed in January 1996 and (2) proceeds totaling $11.5 million from borrowing on the revolving and term loan facility. The primary uses of cash were (1) repayments on long-term debt totaling approximately $21.9 million and (2) preferred dividend payments totaling approximately $2.0 million.

                      HECLA MINING COMPANY and SUBSIDIARIES

            The Company's investing activities used $8.4 million of cash during the first three months of 1996. The most significant use of cash was approximately $7.7 million of property, plant, and equipment additions consisting of: a) construction in progress for the Greens Creek mine, the American Girl Oro Cruz ore body, the Lucky Friday expansion project, and the Rosebud project totaling approximately $4.0 million, $1.2 million, $0.8 million, and $0.7 million, respectively, and b) expenditures principally for ongoing development of the tailings dam at the Grouse Creek mine totaling approximately $0.7 million.

            Operating activities required approximately $0.4 million of cash during the first three months of 1996. The primary sources of cash were from the La Choya mine, the Industrial Minerals operations, and the Lucky Friday mine. Additionally, increases in accounts payable and accrued expenses provided $1.5 million in cash, principally due to increased accounts payable and accrued expenses at Mountain West Products, Colorado Aggregate, and the Grouse Creek mine. Partially offsetting these primary sources was a $9.1 million increase in accounts and notes receivable due to (1) the buildup of receivables at Mountain West Products and Colorado Aggregate of approximately $3.0 million each due principally to the seasonal nature of sales at these properties and (2) increased receivables at the Lucky Friday mine due to increased production and improved lead prices.
            Principal noncash charges included in operating activities include depreciation, depletion, and amortization of approximately $5.5 million and a $1.2 million provision for reclamation and closure costs.

            The Company estimates that remaining capital expenditures to be incurred in the balance of 1996 will be approximately $30.7 million, including $1.9 million of capitalized interest. These expenditures are expected to consist primarily of (1) the Company's share of development expenditures at the Greens Creek project expected to total approximately $15.0 million and (2) development expenditures at the Rosebud project, the Grouse Creek mine and the Lucky Friday mine totaling approximately $4.8 million, $4.3 million and $2.8 million, respectively. If the decision is made to further develop and operate the Grouse Creek mine beyond the first quarter of 1997, the Company estimates additional capital expenditures totaling approximately $4.0 million in 1996 and another $4.0 million in 1997, principally for the development of the Grouse deposit. The Company intends to finance these capital expenditures

                      HECLA MINING COMPANY and SUBSIDIARIES

            through a combination of (1) existing cash and cash equivalents  and
            (2) cash flow from operating activities. In addition, the Company may borrow funds from its revolving and term loan facility which, subject to certain conditions, provides for borrowings up to a maximum of $55.0 million.

            The expected 1996 capital expenditures referred to above for the Rosebud project totaling $4.8 million, represent an estimate of costs to maintain the present status of the project until a decision is made to develop the property as well as some final engineering costs. Construction of the Rosebud project has been deferred until adequate financing arrangements can be made. The Company is presently evaluating different financing alternatives including project financing and joint venture arrangements. Construction costs for the Rosebud project are currently estimated to be $55.0 to $58.0 million over the 14- to 18-month period needed to bring the property into production once construction commences.

            The  Company's  estimate  of its  capital  expenditure  requirements assumes, with respect to the Greens Creek property, that the Company's joint venture partner will not default with respect to its portion of development costs and capital expenditures. However, with respect to the Grouse Creek mine, the Company has been advised that its joint venture partner Great Lakes Minerals Inc. will elect to dilute its joint venture interest rather than pay its share of any future capital expenditure requirements. Accordingly, projections for Grouse Creek are based on the assumption that the Company will be funding 100% of those requirements.

            Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, the Company can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. In January 1996, the Company issued 2.875 million common shares to facilitate the funding of the Company's capital expenditures in 1996. The Company used $21.0 million of the net proceeds of approximately $22.0 million from the sale of its common shares to pay down debt under its existing
            revolving  and  term   loan  credit  facility  thus  increasing  its
            borrowing capacity under the facility. As of March 31, 1996, a total of $30.0 million remained available under the bank facility.

                      HECLA MINING COMPANY and SUBSIDIARIES

            The Company's planned environmental and reclamation expenditures for the balance of 1996 are expected to be approximately $5.0 to $6.0 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site, Republic mine, Coeur d'Alene River Basin, and the Cactus mine.

            Exploration expenditures for the balance of 1996 are estimated to be approximately $4.0 to $5.0 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, these exploration expenditures will be incurred principally at Rosebud, Greens Creek, La Choya, American Girl, Lucky Friday, and Mexican exploration targets.

            In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. As of March 31, 1996, the Company had forward sales commitments through January 31, 1997, for 10,000 ounces of gold at an average price of $412 per ounce. The estimated fair value of these forward sales commitments was $94,000 as of March 31, 1996. The Company has also purchased options to put 61,950 ounces of gold to counterparties to such options at an average price of $395 per ounce. Concurrently, the Company sold options to allow counterparties to such options to call 61,950 ounces of gold from the Company at an average price of $462 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at March 31, 1996, was $396.35. At March 31, 1996, the estimated fair value of the Company's purchased gold put options was approximately $527,000. If the Company had chosen to close its offsetting short call option position, it would have incurred a liability of

                      HECLA MINING COMPANY and SUBSIDIARIES

            approximately $235,000. Additionally, the Company has entered into spot deferred sales commitments for 12,000 ounces of gold at $399 per ounce. The nature and purpose of the forward sales and option contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of March 31, 1996.

            Prior declines in the Mexican peso did not significantly impacted results at the La Choya mine or K-T Clay de Mexico, S.A. de C.V. as both funding for operations and sales are denominated in dollars. In the first three months of 1996, a net foreign exchange loss totaling $14,000 was recorded relating to both of the Company's Mexican operations. However, further declines in the Mexican peso could adversely impact the Company's Mexican operations.

            As described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in a legal action filed in November 1990 by Star Phoenix and certain principals of Star
            Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning Mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, a judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The Company's post-trial motions were denied by the District Court, and the Company appealed the judgment to the Idaho State Supreme Court. Briefing on the appeal has been completed and oral argument was presented to the Idaho State Supreme Court on April 10, 1996. A decision from the Idaho State Supreme Court is expected in late 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the $27.2 million bond. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the

                      HECLA MINING COMPANY and SUBSIDIARIES

            date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. In the event of an unfavorable outcome in this proceeding, the judgment would be paid from the pledged collateral totaling $10.0 million with the remaining balance to be paid from bank borrowings, other potential financing arrangements or proceeds from certain asset sales.

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

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will comply with the provisions of SFAS No. 123 on January 1, 1996, by presenting the pro-forma disclosure requirements of SFAS No. 123 in its 1996 annual financial statements.

                           PART II - OTHER INFORMATION
                      HECLA MINING COMPANY and SUBSIDIARIES


ITEM 1.     LEGAL PROCEEDINGS

            In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980 (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the Court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court granted the State the right to appeal the 9th Circuit Court decision to the U.S. Supreme Court. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

            On March 22, 1996, the federal government brought a lawsuit in Idaho Federal District Court against the Company and a number of other mining companies which is similar to the above described Tribe's lawsuit. The lawsuit is being brought by the federal government asserting claims under CERCLA and the Clean Water Act and

                      HECLA MINING COMPANY and SUBSIDIARIES

            seeks recovery for damages to natural resources located in the Coeur d'Alene River Basin in North Idaho over which the federal government asserts to be the trustee. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Coeur d'Alene River Basin outside the Bunker Hill Superfund Site. The Company's answer to the complaint is required to be filed by May 17, 1996. The Company believes it has a number of defenses to the federal government's claims.

            On March 22, 1996, the Company entered into an agreement (the Agreement) with the State of Idaho pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Coeur d'Alene River Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Agreement and certain other Company contributions and expenditures for environmental cleanup in the Coeur d'Alene Basin. In connection with the Agreement, the Company increased its accrual for closed operations and environmental matters by $0.5 million during the first quarter of 1996.

            In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and in January 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $4.5 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by

                      HECLA MINING COMPANY and SUBSIDIARIES

            the Company. Litigation is still pending against other insurers with trial scheduled for October 1996. The remaining insurance carriers are providing the Company a partial defense in all Coeur d'Alene River Basin environmental litigation. As of March 31, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

            In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross-appealed certain trial court discovery determinations. Briefing on both appeals has been completed and oral argument was presented to the Idaho Supreme Court on April 10, 1996. A decision from the Idaho Supreme Court is expected in late 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at March 31, 1996 and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a

                      HECLA MINING COMPANY and SUBSIDIARIES

            settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  12 - Statement of Computation of Ratio of Earnings to Fixed Charges

                  13 - First Quarter Report to Shareholders for the quarter ended March 31, 1996, for release dated April 30, 1996

                  27 -      Financial Data Schedule

            (b)   Reports on Form 8-K

                  Report on Form 8-K dated January 23, 1996, related to the sale by the Company of 2,875,000 shares of the Company's Common Stock, par value $0.25 per share, to Salomon Brothers Inc.


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


                                           HECLA MINING COMPANY
                                    ------------------------------------
                                               (Registrant)



Date:  May 13, 1996            By    /s/ Arthur Brown
                                   -------------------------------------
                                       Arthur Brown, Chairman, President
                                          and Chief Executive Officer



Date:  May 13, 1996            By    /s/ Stanley E. Hilbert
                                   -------------------------------------
                                       Stanley E. Hilbert,
                                          Corporate Controller
                                          (Chief Accounting Officer)