Form 10-Q
period 1996-06-30
HECLA MINING CO/DE/
filed 1996-08-06
CIK 719413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

Commission file number      1-8491
                       ------------------------------------------

                   HECLA MINING COMPANY
- -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                         82-0126240
- ---------------------------------------    ---------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

       6500 Mineral Drive
      Coeur d'Alene, Idaho                       83814-8788
- ----------------------------------------     --------------------
(Address of principal executive offices)         (Zip Code)

                          208-769-4100
- -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .    No     .
                                                   ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding July 31, 1996
- ---------------------------------------  -------------------------
Common stock, par value $0.25 per share      51,137,248 shares

                     HECLA MINING COMPANY and SUBSIDIARIES

                                   FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                   I N D E X*

                                                                      PAGE
PART I. - Financial Information

     Item l - Consolidated Balance Sheets - June 30, 1996
               and December 31, 1995                                    3

            - Consolidated Statements of Operations -
              Three Months and Six Months Ended
              June 30, 1996 and 1995                                    4

            - Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 1996 and 1995                      5

            - Notes to Consolidated Financial Statements                6

     Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations             12


PART II. - Other Information

     Item 1 - Legal Proceedings                                        28

     Item 4 - Annual Meeting of Shareholders                           32

     Item 6 - Exhibits and Reports on Form 8-K                         33











*Items omitted are not applicable.

                         PART I - FINANCIAL INFORMATION
                      HECLA MINING COMPANY and SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (unaudited)
                        (In thousands, except share data)

                                                                         June 30,        December 31,
                                                                           1996              1995
                                                                        ----------       ------------
                                                              ASSETS
Current assets:
  Cash and cash equivalents                                              $    5,711          $   4,024
  Accounts and notes receivable                                              36,657             25,571
  Income tax refund receivable                                                  568                737
  Inventories                                                                19,896             20,915
  Other current assets                                                        2,289              2,038
                                                                         ----------          ---------
          Total current assets                                               65,121             53,285
Investments                                                                   2,262              2,200
Restricted investments                                                       16,409             16,254
Properties, plants and equipment, net                                       186,071            177,374
Other noncurrent assets                                                      10,497              9,077
                                                                         ----------          ---------
          Total assets                                                   $  280,360          $ 258,190
                                                                         ==========          =========

                                                            LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                                  $   16,256          $  14,145
  Accrued payroll and related benefits                                        2,734              3,217
  Preferred stock dividends payable                                           2,012              2,012
  Accrued taxes                                                               1,155              1,042
  Accrued reclamation costs                                                   5,667              5,549
                                                                         ----------          ---------
          Total current liabilities                                          27,824             25,965
Deferred income taxes                                                           359                359
Long-term debt                                                               33,695             36,104
Accrued reclamation costs                                                    26,669             26,782
Other noncurrent liabilities                                                  5,338              4,864
                                                                         ----------          ---------
          Total liabilities                                                  93,885             94,074
                                                                         ----------          ---------

                                                       SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                               575                575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1996 - 51,199,324;
  issued 1995 - 48,317,324                                                   12,800             12,079
Capital surplus                                                             351,659            330,352
Accumulated deficit                                                        (172,955)          (173,206)
Net unrealized gain on investments                                              180                100
Foreign currency translation adjustment                                      (4,898)            (4,898)
Less common stock reacquired at cost;
  1996 -  62,076 shares, 1995 - 62,072 shares                                  (886)              (886)
                                                                         ----------          ---------
          Total shareholders' equity                                        186,475            164,116
                                                                         ----------          ---------
          Total liabilities and shareholders' equity                     $  280,360          $ 258,190
                                                                         ==========          =========


         The accompanying notes are an integral part of the consolidated financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

        (Dollars and shares in thousands, except for per-share amounts)

                                                        Three Months Ended                       Six Months Ended
                                                 ----------------------------------         ---------------------------------
                                                 June 30, 1996        June 30, 1995         June 30, 1996       June 30, 1995
                                                 -------------        -------------         -------------       -------------
Sales of products                                   $  40,523           $   42,241            $   83,470          $  77,951
                                                    ---------            ---------            ----------          ---------

Cost of sales and other direct production costs        33,072               35,310                66,625             65,540
Depreciation, depletion and amortization                4,423                5,923                 9,882             11,565
                                                    ---------            ---------            ----------          ---------
                                                       37,495               41,233                76,507             77,105
                                                    ---------            ---------            ----------          ---------
Gross profit                                            3,028                1,008                 6,963                846
                                                    ---------            ---------            ----------          ---------

Other operating expenses:
  General and administrative                            2,234                2,134                 4,505              4,464
  Exploration                                           1,187                1,165                 1,990              2,208
  Depreciation and amortization                            85                   85                   174                168
  Provision for (benefit from) closed
     operations and environmental matters              (2,618)                 171                (2,801)               227
                                                    ---------            ---------            ----------          ---------
                                                          888                3,555                 3,868              7,067
                                                    ---------            ---------            ----------          ---------

Income (loss) from operations                           2,140               (2,547)                3,095             (6,221)
                                                    ---------            ---------            ----------          ---------

Other income (expense):
  Interest and other income                               714                  848                 1,408              2,291
  Foreign exchange gain (loss)                            (14)                 359                   (28)               162
  Gain on sale of investments                             110                3,772                   130              3,893
Interest expense:
     Total interest cost                                 (728)                (421)               (1,349)              (586)
     Less amount capitalized                              566                  318                 1,043                376
                                                    ---------            ---------            ----------          ---------
                                                          648                4,876                 1,204              6,136
                                                    ---------            ---------            ----------          ---------

Income (loss) before income taxes                       2,788                2,329                 4,299                (85)
Income tax (provision) benefit                             13                 (87)                  (23)               (137)
                                                    ---------            ---------            ----------          ---------
Net income (loss)                                       2,801                2,242                 4,276               (222)
Preferred stock dividends                              (2,013)              (2,013)               (4,025)            (4,025)
                                                    ---------            ---------            ----------          ---------
Income (loss) applicable to
  common shareholders                               $     788            $     229            $      251          $  (4,247)
                                                    =========            =========            ==========          =========

Income (loss) per common share                      $    0.02            $    0.01            $     0.01          $   (0.09)
                                                    =========            =========            ==========          =========

Cash dividends per common share                     $     - -            $     - -            $      - -          $     - -
                                                    =========            =========            ==========          =========

Weighted average number of common
  shares outstanding                                   51,134               48,236                51,131             48,155
                                                    =========            =========            ==========          =========


      The accompanying notes are an integral part of the consolidated financial statements.

                     HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                      Six Months Ended
                                                                              --------------------------------
                                                                              June 30, 1996      June 30, 1995
                                                                              -------------      -------------
Operating activities:
  Net income (loss)                                                              $    4,276         $     (222)
  Noncash elements included in net income (loss):
     Depreciation, depletion and amortization                                        10,056             11,733
     Loss (gain) on disposition of properties, plants and equipment                     149               (244)
     Gain on sale of investments                                                       (130)            (3,893)
     Provision for reclamation and closure costs                                      1,508                535
  Change in:
     Accounts and notes receivable                                                  (11,086)            (7,760)
     Income tax refund receivable                                                       169                 (3)
     Inventories                                                                      1,019                218
     Other current assets                                                              (251)              (313)
     Accounts payable and accrued expenses                                            2,111             (1,297)
     Accrued payroll and related benefits                                              (483)              (144)
     Accrued taxes                                                                      113                402
     Accrued reclamation and other noncurrent liabilities                            (1,029)               657
                                                                                 ----------         ----------

  Net cash provided (used) by operating activities                                    6,422               (331)
                                                                                 ----------         ----------
Investing activities:
  Additions to properties, plants and equipment                                     (18,909)           (21,575)
  Proceeds from disposition of properties, plants and equipment                          91                379
  Proceeds from the sale of investments                                                 130              4,664
  Increase in restricted investments                                                   (155)              (284)
  Purchase of investments and increase in cash surrender value of
     life insurance                                                                    (383)              (639)
  Other, net                                                                         (1,504)            (1,110)
                                                                                 ----------         ----------
  Net cash used by investing activities                                             (20,730)           (18,565)
                                                                                 ----------         ----------
Financing activities:
  Proceeds from the exercise of stock warrants                                          - -              1,239
  Issuance of common stock, net of offering costs                                    22,028                - -
  Dividends on preferred stock                                                       (4,025)            (4,025)
  Borrowings against cash surrender value of
     life insurance                                                                     401                - -
  Borrowing on long-term debt                                                        30,500             30,000
  Repayment of long-term debt                                                       (32,909)            (8,902)
                                                                                 ----------         ----------
  Net cash provided by financing activities                                          15,995             18,312
                                                                                 ----------         ----------
  Increase (decrease) in cash and cash equivalents                                    1,687               (584)
  Cash and cash equivalents at beginning of period                                    4,024              7,278
                                                                                 ----------         ----------
  Cash and cash equivalents at end of period                                     $    5,711         $    6,694
                                                                                 ==========         ==========


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

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet described in
          Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

Note 3. The components of the income tax provision for the six months ended June 30, 1996 and 1995 are as follows (in thousands):

                                                  1996      1995
                                                 ------    ------
          Current:
             State income taxes                  $  158    $  137
             Federal income tax benefit            (135)      - -
                                                 ------    ------
                Total current provision              23       137
          Deferred provision                        - -       - -
                                                 ------    ------
                Total                            $   23    $  137
                                                 ======    ======

          The Company's income tax provision for the first half of 1996 and 1995 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to the nonutilization of net operating losses in 1996 and 1995.

               HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                               June 30,  Dec. 31,
                                                 1996      1995
                                               --------  --------
          Concentrates, bullion, metals
             in transit and other products     $  3,712   $  2,519
          Industrial mineral products             6,514      8,671
          Materials and supplies                  9,670      9,725
                                               --------  --------
                                               $ 19,896   $ 20,915
                                               ========   ========

Note 5. In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980, as amended (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the Court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court accepted the appeal from the 9th Circuit
          Court decision to the U.S. Supreme Court. The case is currently being briefed by the parties. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its

               HECLA MINING COMPANY and SUBSIDIARIES

          tributaries. The legal proceedings related to the Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

          On March 22, 1996, the United States brought a lawsuit in Idaho Federal District Court against the Company and other mining companies who were involved in historic mining activity in Northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in North Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Coeur d'Alene River Basin outside the Bunker Hill Superfund Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Coeur d'Alene River Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims.

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

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided

               HECLA MINING COMPANY and SUBSIDIARIES

          comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $7.195 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by the Company. Litigation is still pending against one insurer with trial scheduled for October 1996. The remaining insurance carrier is providing the Company with a partial defense in all Coeur d'Alene River Basin environmental litigation. As of June 30, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions with respect to the judgment and motions were denied by the State District Court, and the Company has

               HECLA MINING COMPANY and SUBSIDIARIES

          appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross-appealed certain trial court discovery determinations. Briefing on the appeal has been completed and oral argument was presented to the Idaho State Supreme Court on April 10, 1996. A decision from the Idaho Supreme Court is expected in late 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at June 30, 1996 and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

Note 6. At June 30, 1996, there was $33.0 million outstanding under the Company's $55.0 million revolving and term loan facility classified as long-term debt. The Company was in compliance with all restrictive covenants of the facility as of June 30, 1996.

               HECLA MINING COMPANY and SUBSIDIARIES

Note 7. In January 1996, the Company issued 2,875,000 shares of its common stock realizing proceeds of approximately $22.0 million, net of underwriting discount and issuance costs of approximately $1.7 million. The Company used $21.0 million of the net proceeds to repay borrowings under its existing revolving and term loan credit facility.

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS   OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION

          Hecla Mining Company (Hecla or the Company) is primarily involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict. In the following descriptions, where there are changes that are attributable to more than one factor, the Company presents each attribute in descending order relative to the attribute's importance to the overall change.

          Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as Greens Creek) and future projects (such as the Rosebud project), the impact of metals prices and metal production volatility, changing market conditions and regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (reference for additional information is also made to "Investment Considerations" of Part I, Item 1 of the Company's 1995 Annual Report on Form 10-K). Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

          The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1995. If the Company's estimates of market prices of gold, silver, lead and zinc are realized in 1996, the Company is anticipating net income (loss) applicable to common shareholders in the range of $(3.0) to $2.0 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ended December 31, 1996. Due to the volatility of metals prices and the significant impact metals price changes

               HECLA MINING COMPANY and SUBSIDIARIES

          have on the Company's operations, there can be no assurance that the actual results of operations for the year ending December 31, 1996 will be as projected.

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

          The American Girl gold mine in southern California had total cash costs in the first six months of 1996 of approximately $503 per ounce of gold recovered. The Company holds a 47% interest in the mine through a joint venture with MK Gold, the operator of the property. Results for the first six months of 1996 from the Oro
          Cruz ore body, which is now being mined, have been unsatisfactory to the Company. A technical team consisting of experts from both companies was formed to address the problems at the property. On July 1, 1996, MK Gold announced that it had written down its investment in the American Girl gold mine from $9.1 million to zero. MK Gold has not provided the Company with an updated life-of-mine plan that reflects the operator's current economic outlook for the property. The Company anticipates receiving relevant data during the third quarter and expects to complete its evaluation of the property at that time. At this time, information provided by MK Gold is insufficient to establish the necessity or amount of a Hecla write-down, if any. At June 30, 1996, Hecla's interest in the American Girl gold mine property, plant and equipment was $7.7 million.

          The Company expects to continue mining the Sunbeam pit at the Grouse Creek mine, in which the Company has an 80.7% interest, into the second quarter of 1997. An approximate two-month shutdown of milling operations and an approximate one-month shutdown of mining operations were required to enlarge the tailings impoundment, which reached capacity earlier than expected due to heavy snowfall and spring runoff. The temporary shutdown of

               HECLA MINING COMPANY and SUBSIDIARIES

          milling  operations commenced  in  late  April 1996,  and
          mining operations ceased in  late May 1996.   Both mining
          and milling activities resumed on July 15, 1996.

          At the Grouse Creek mine, the Company is currently performing further metallurgical studies of the Grouse deposit to evaluate the feasibility of mining operations beyond the first quarter of 1997. The Company's Board of Directors is currently expected to make a decision by the end of 1996 whether to continue further development and operation of the Grouse Creek mine beyond the first quarter of 1997.

          If the Grouse Creek mine is not further developed and operations wind down during the second quarter of 1997, the property will either be placed on a care-and-maintenance basis (pending an improvement in metals prices or other developments) or shut down permanently. Annual holding costs on a care-and-maintenance basis are estimated at $3.0 to $5.0 million. If the decision is made to shut the property down, an accrual for closed operations and environmental matters in the estimated range of $16.0 to $20.0 million would be necessary at that time. A detailed study has not been performed to establish this estimated range for closed operations and environmental matters, and, as such, the actual costs could be higher.

          On May 24, 1996, Hecla signed a letter of intent with Santa Fe Pacific Gold Corporation ("Santa Fe") to enter into an 50/50 joint venture to develop the Rosebud property in Pershing County, Nevada, subject to due diligence and approval of both boards of directors and other customary conditions. Under the proposed terms of the joint venture, Hecla would operate the joint venture, and ore would be trucked approximately 100 miles to Santa Fe's Twin Creeks Pinon mill for processing. Future mine-site capital expenditures for the project are expected to be approximately $20-$25 million. Under the proposed terms of the joint venture, Santa Fe would fund the first $12.5 million of mine-site development costs plus approximately $3 million in road and mill facility improvements. Santa Fe will also contribute exploration property adjacent to the Rosebud property, and fund the first $1 million in exploration expenditures, and two-thirds of future exploration expenditures beyond the initial $1 million. The due diligence period has been extended to August 26, 1996, at which time a final agreement is expected to be executed. Negotiations with respect to the definitive joint venture agreement is in

               HECLA MINING COMPANY and SUBSIDIARIES

          process. However, there can be no assurance that a final agreement will be reached.

          The letter of intent with Santa Fe also provides that Santa Fe will pay Hecla $2.5 million for an immediate 75% interest in the Golden Eagle joint venture in Ferry County, Washington. In addition, Santa Fe is obligated to fund all expenditures required at the Golden Eagle through the feasibility stage.

          On July 29, 1996, Hecla announced that operations had recommenced at the Greens Creek mine. Grinding and flotation circuits in the mill were started up ahead of schedule, which were previously expected to begin in the first quarter of 1997. The Company holds a 29.73% interest in the mine through a joint venture with Kennecott Greens Creek Mining Company, the operator of the property. It is anticipated that the Greens Creek mine will reach full production levels in the first quarter of 1997.

          Effective June 1, 1996, the Company adopted the Gold Production Cost Standard developed by the Gold Institute in order to facilitate comparisons among companies in the gold industry. Cost per ounce as reported in prior periods have been restated. Total cash costs include all operating costs at the mine sites, including overhead, and, where applicable, state net profits taxes, royalties and credits for by-products. Royalties and production taxes constitute the difference between cash operating costs and total cash costs under the new standard.
          Suspension costs are excluded from all cost per ounce amounts.

          In 1996, the Company expects to produce between 140,000 and 165,000 ounces of gold compared to actual 1995 gold production of 170,000 ounces of gold. The 1996 estimated production includes 70,000 to 80,000 ounces from the La Choya mine, 40,000 to 50,000 ounces from the Company's 80.7% interest in the Grouse Creek mine, 25,000 to 30,000 ounces from the Company's 47% interest in the American Girl mine, and an additional 5,000 ounces from other sources. The Company's share of silver production for 1996 is expected to be between 2.0 and 2.4 million ounces compared to 1995 production of 2.2 million ounces.

          In 1995, the Company shipped 991,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to increase in 1996 to

               HECLA MINING COMPANY and SUBSIDIARIES

          approximately 1,080,000 tons. Additionally, the Company expects to ship approximately 976,000 cubic yards of landscape material from Mountain West Products in 1996 compared to 867,000 cubic yards in 1995.


          RESULTS OF OPERATIONS

          FIRST SIX MONTHS 1996 COMPARED TO FIRST SIX MONTHS 1995

          The Company reported net income of approximately $4.3 million, or $0.08 per share, in the first six months of 1996 compared to a net loss of approximately $0.2 million, or $0.01 per share, in the same period of 1995. After $4.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net income applicable to common shareholders for the first six months of 1996 was $0.3 million, or $0.01 per common share, compared to a net loss of $4.2 million, or $0.09 per common share, in the comparable 1995 period. The change in net income in the first six months of 1996 was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

          Comparing the average metal prices for the six months of 1996 with the comparable 1995 period, gold increased by 2.9% to $395 per ounce from $384 per ounce, silver increased by 6.5% to $5.42 per ounce from $5.09 per ounce, lead increased by 30.1% to $0.359 per pound from $0.276 per pound, and zinc decreased by 1.9% to $0.469 per pound from $0.478 per pound.

          Sales of the Company's products increased by approximately $5.5 million, or 7.1%, in the first six months of 1996 as compared to the same period in 1995, principally the result of increased product sales totaling approximately $15.0 million, most notably from the La Choya mine where gold production increased approximately 16,000 ounces and K-T Kaolin due to the acquisition of the Langley kaolin plant in June of 1995, as well as increased sales at Lucky Friday primarily due to increased production and improved lead and silver prices, and the American Girl mine primarily due to increased production from the Oro Cruz ore body. K-T Mexico, K-T Feldspar, and Colorado Aggregate also experienced increased sales. These factors were partially offset by decreased sales of $9.5 million principally at Grouse Creek due to the approximate two month shutdown of milling operations necessary to raise

               HECLA MINING COMPANY and SUBSIDIARIES

          the tailings impoundment, the Apex facility which was sold in September 1995, the Republic mine which completed operations in February 1995, the Cactus mine which completed operations in September 1995, as well as other industrial mineral operations.

          Cost of sales and other direct production costs increased approximately $1.1 million, or 1.7%, from the first six months of 1995 to the comparable 1996 period primarily due to (1) increased production costs of $3.0 million at the Lucky Friday mine due to increased ore processing and the nonrecurring receipt, in 1995, of $1.1 million in insurance proceeds related to the ore conveyance accident in December 1994, (2) increased production costs at K-T Kaolin of $2.7 million as a result of the acquisition of the Langley kaolin plant in June 1995, (3) production cost increases at the American Girl mine of $2.0 million due to increased production levels and difficulties associated with mining the Oro Cruz ore body, (4) production cost increases at the La Choya mine totaling approximately $1.2 million due to increased production levels, and (5) increased production costs at K-T Mexico of $0.6 million and K-T Ball Clay division totaling $0.1 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling approximately $8.6 million. These decreases are primarily due to (1) decreased production costs at the Grouse Creek mine totaling approximately $4.0 million which are associated with the second quarter 1996 shutdown as well as higher costs in 1995 due to the start up of the Grouse Creek mine in December 1994, (2) decreased production costs at the Apex facility of $2.4 million which was sold in September 1995, (3) decreased production costs at Mountain West Products of $0.7 million, (4) decreased production costs at the Cactus mine of $0.7 million due to completion of operations in 1995, (5) decreased production costs at the Republic mine of $0.6 million due to the completion of operations in February 1995, and (6) decreased production costs at K-T Feldspar of $0.1 million.

          Cost of sales and other direct production costs as a percentage of sales decreased from 84.1% in the first half of 1995 to 79.8% in the comparable 1996 period, primarily due to increased sales and production at the La Choya mine and higher metals prices.

          Cash operating cost, total cash cost and total production cost per gold ounce decreased from $324, $327, and $445

               HECLA MINING COMPANY and SUBSIDIARIES

          for the first six months of 1995 to $267, $271 and $366 for the comparable 1996 period, respectively. The decrease in the cash operating cost, total cash, and total production cost per gold ounce is primarily attributable to decreased unit production costs at the La Choya and Grouse Creek mines in the 1996 period.

          Cash operating cost, total cash cost and total production cost per silver ounce decreased from $4.85, $4.85 and $6.11 in the first six months of 1995 to $4.58, $4.58 and $5.84 in the comparable 1996 period, respectively. The decreases in the cost per silver ounce are due primarily to increased production levels and favorable by-product prices, principally lead, in the 1996 period at the Lucky Friday mine.

          Depreciation, depletion and amortization decreased approximately $1.7 million, or 14.6%, from the first six months of 1995 to the comparable 1996 period primarily due to (1) the write-down of Grouse Creek property, plant, and equipment in the third quarter of 1995, the impact of which was $5.0 million (2) decreased depreciation at K-T Ball Clay division of approximately $0.2 million, offset by increased depreciation, depletion, and amortization at (1) the La Choya mine of $2.3 million due to increased production, (2) the American Girl mine of $0.7 million due to an increased depreciable base associated with capitalized costs at the Oro Cruz ore body, and (3) K-T Kaolin of $0.2 million due to the acquisition of the Langley operation in June 1995.

          Other operating expenses decreased $3.2 million, or 45.3%, from the 1995 period to the 1996 period, due principally to (1) decreased provision for closed plants and environmental matters of approximately $3.0 million primarily the result of net insurance proceeds of $2.6 million in excess of the current estimated liability for remediation efforts at the Bunker Hill superfund site, and timber sales proceeds from the closed Star Unit area of $0.9 million, and (2) decreased exploration expenditures of $0.2 million.

          Net other income was $1.2 million in the first six months of 1996 compared to $6.1 million in the comparable 1995 period. The $4.9 million decrease was primarily due to
          (1) a decrease in gain on sale of investments totaling approximately $3.8 million, (2) decreased interest and other income of $0.9 million, (3) foreign exchange loss in 1996 compared to a gain in 1995, the impact of which is a decrease of $0.2 million, and (4) increased net

               HECLA MINING COMPANY and SUBSIDIARIES

          interest expenses of $0.1 million. Total interest cost increased approximately $0.8 million due to higher borrowings in 1996 under the Company's revolving and term loan facility than in 1995. Capitalized interest costs increased $0.7 million principally due to capitalized interest costs associated with the Greens Creek development, the Rosebud project, the Lucky Friday expansion project, and development at the American Girl's Oro Cruz ore body.


            THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                  THREE MONTHS ENDED JUNE 30, 1995

          The Company had net income of approximately $2.8 million, or $0.05 per share, in the second quarter of 1996 compared to net income of approximately $2.2 million, or $0.05 per share, in the same period of 1995. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net income applicable to common shareholders for the second quarter of 1996 was $0.8 million, or $0.02 per common share, compared to $0.2 million, or $0.01 per common share, in the comparable 1995 period. The change in net income in the second quarter of 1996 was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

          Sales of the Company's products decreased by approximately $1.7 million, or 4.1%, in the second quarter of 1996 as compared to the same period in 1995, principally the result of (1) decreased product sales of $7.7 million, most notably from the Grouse Creek gold mine where production was suspended for approximately two months during the second quarter of 1996, (2) the Apex facility which was sold in September 1995, and (3) the Cactus mine which completed operations in September 1995. These decreases were partially offset by increased sales at other operations, the impact of which is approximately $6.0 million, attributable to (1) increased gold production at the La Choya mine, (2) increased sales from the K-T Kaolin division as a result of the acquisition of the Langley kaolin plant in June 1995, (3) increased gold production at the American Girl mine, and (4) increased sales from K-T Mexico, K-T Feldspar, Colorado aggregate, and the Lucky Friday mine.

          Comparing the average metals prices for the second quarter of 1996 with the comparable 1995 period, gold

               HECLA MINING COMPANY and SUBSIDIARIES

          increased by 0.5% to $390 per ounce from $388 per ounce, silver decreased by 3.3% to $5.30 per ounce from $5.48 per ounce, lead increased by 34.5% to $0.370 per pound from $0.275 per pound, and zinc decreased by 0.6% to $0.467 per pound from $0.470 per pound.

          Cost of sales and other direct production costs decreased $2.2 million, or 6.3%, from the second quarter of 1995 to the comparable 1996 period primarily due to (1) decreased production costs at the Grouse Creek mine due to the temporary suspension of operations during the second quarter of 1996 totaling approximately $3.3 million, (2) decreased production costs at the Apex facility of approximately $1.5 million due to the sale of the Apex facility in September 1995, (3) decreased production costs at Mountain West Products totaling $0.9 million,
          (4) and decreased production cost at the Cactus mine ($0.3 million), the La Choya mine ($0.2 million), and K-T Ball Clay division ($0.1 million). These decreases in cost of sales and other direct production costs were partially offset by increases in operating costs at other operations totaling $4.1 million. These increases are primarily attributable to (1) increased production costs at the Lucky Friday mine of $1.4 million, principally due to the nonrecurring receipt, in 1995, of $1.1 million in insurance proceeds related to the ore-conveyance accident in December 1994, (2) increased production costs at the American Girl mine totaling approximately $1.1 million associated with the increased underground mining activity at the Oro Cruz ore body, (3) increased production costs at the K-T Kaolin division of approximately $1.1 million due principally to the acquisition of the Langley kaolin plant in June 1995, and (4) increased production costs at K-T Mexico ($0.3 million), Colorado Aggregate ($0.2 million), and K-T Feldspar ($0.1 million).

          Cost of sales and other direct production costs as a percentage of sales from products decreased from 83.6% in the second quarter of 1995 to 81.6% in the comparable 1996 period, primarily due to decreases in this percentage at the La Choya mine and K-T kaolin division.

          Cash operating, total cash and total production cost per gold ounce decreased from $340, $342 and $467 for the second quarter of 1995 to $281, $286 and $385 for the second quarter of 1996, respectively. The decrease in the cash operating, total cash and total production cost per gold ounce is mainly attributed to the lower unit costs at the La Choya mine.

               HECLA MINING COMPANY and SUBSIDIARIES

          Cash operating, total cash and total production cost per silver ounce decreased from $4.94, $4.94 and $6.20 in the second quarter of 1995 to $4.48, $4.48 and $5.79 in the second quarter of 1996, respectively. The decreases in the cost per silver ounce are due primarily to increased lead by-product credits in the 1996 period at the Lucky Friday mine.

          Depreciation,  depletion  and  amortization decreased  by
          approximately $1.5 million, or 25.3%, from the 1995 period to the 1996 period, primarily the result of the write-down of the Grouse Creek property, plant and equipment during the third quarter of 1995, the impact of which is approximately $2.8 million, partially offset by increased depreciation, depletion and amortization of $1.0 million at the La Choya mine related to increased production and increases at the American Girl mine totaling approximately $0.3 million.

          Other operating expenses decreased by $2.7 million, or 75%, from the 1995 period to the 1996 period, due principally to a decrease in the provision for closed operations and environmental matters totaling approximately $2.8 million. The decrease in the provision for closed operation and environmental matters is principally due to net insurance proceeds in excess of the estimated liability for remediation activity at the Bunker Hill superfund site totaling approximately $1.9 million in 1996, and proceeds from the sale of timber rights at the closed Star Unit area of $0.9 million in 1996.

          Net other income was $0.6 million in the 1996 period compared to $4.9 million in the 1995 period. The $4.3 million decrease was primarily due to (1) decrease in gain on sale of investments totaling approximately $3.7 million, (2) foreign exchange loss in 1996 compared a gain in 1995, the impact of which is a decrease of $0.4 million, (3) decreased interest and other income of $0.1 million, and (4) increased net interest expense of $0.1 million. Total interest cost increased $0.3 million due to higher borrowing in 1996 under the Company's revolving and term loan facility than in 1995. Capitalized interest costs increased $0.2 million principally due to capitalized interest costs associated with the Greens Creek development, the Rosebud project, the Lucky Friday expansion, and development at the American Girl's Oro Cruz ore body.

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

          At June 30, 1996, assets totaled approximately $280 million and shareholders' equity totaled approximately $186 million. Cash and cash equivalents increased by $1.7 million to $5.7 million at June 30, 1996 from $4.0 million at the end of 1995.

          During the first half of 1996, approximately $16.0 million of cash was provided from financing activities. The major source of cash was proceeds from borrowings on long-term debt of $30.5 million, proceeds totaling approximately $22.0 million from the issuance of 2.875 million common shares in an underwritten offering completed in January 1996, partially offset by repayments on long-term debt of $32.9 million and payment of the preferred stock dividend of $4.0 million.

          Operating activities provided approximately $6.4 million of cash during the first half of 1996. The primary sources of cash were from the La Choya mine, the industrial minerals operations, the Grouse Creek mine, and the Lucky Friday mine. Additionally, (1) increases in accounts payable and accrued expenses provided cash of $2.1 million, principally at the Greens Creek mine and Mountain West Products and (2) decreases in inventories provided $1.0 million in cash, primarily due to decreased industrial minerals inventories offset by increased metal

               HECLA MINING COMPANY and SUBSIDIARIES

          segment product inventories. Partially offsetting these sources was a $11.1 million increase in accounts receivable due to (1) buildup of accounts receivable at Mountain West Products of $5.1 million and Colorado Aggregate of $1.4 million due principally to the seasonal nature of sales at these properties, (2) increased accounts receivable at the K-T Kaolin division of $1.1 million, the result of increased sales, and (3) K-T Ball Clay division accounts receivable increased $0.8 million principally due to timing of cash receipts.
          Additionally, non-current liabilities used cash of approximately $1.0 million. Principal non-cash charges included depreciation, depletion, and amortization of approximately $10.0 million and provision for reclamation and closure costs of $1.5 million.

          The Company's investing activities used $20.7 million of cash during the first half of 1996. The most significant use of cash was $18.9 million of property, plant and equipment additions. During the first half of 1996, significant additions occurred at the Greens Creek mine, the Grouse Creek mine, the American Girl mine, the Lucky Friday mine, and the Rosebud project totaling $10.3 million, $3.1 million, $1.8 million, $1.6 million, and $1.5 million, respectively.

          The Company estimates that remaining capital expenditures to be incurred over the balance of 1996 will be approximately $22.8 million including capitalized interest costs of $1.3 million. These capital expenditures consist primarily of (1) the Company's share of development expenditures at the Greens Creek project expected to total approximately $9.5 million, (2) development expenditures at the Rosebud project totaling approximately $8.5 million, (3) additional development expenditures at the Grouse Creek mine totaling approximately $1.5 million, and (4) development expenditures at the Company's Lucky Friday expansion project totaling approximately $1.5 million. The Company intends to finance these capital expenditures through a combination of (1) existing cash and cash equivalents,
          (2) cash flow from operating activities, and (3) proceeds from anticipated asset sales. In addition, the Company may borrow funds from its revolving and term facility which, subject to certain conditions, provides for borrowings up to a maximum of $55.0 million. The Company had $33.0 million outstanding at June 30, 1996 under the facility.

               HECLA MINING COMPANY and SUBSIDIARIES

          The Company's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and American Girl properties, that the Company's joint venture partners will not default with respect to its portion of development costs and capital expenditures. However, with respect to the Grouse Creek mine, the Company has been advised that its joint venture partner Great Lakes Minerals Inc. will elect to dilute its joint venture interest rather than pay its share of any future
          capital    expenditure   requirements.       Accordingly,
          projections for Grouse Creek are based on the assumption that the Company will be funding 100% of those requirements.

          Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, the Company can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. In January 1996, the Company issued 2.875 million common shares to facilitate the funding of the Company's capital expenditures in 1996. The Company used $21.0 million of the net proceeds of approximately $22.0 million from the sale of its common shares to pay down debt under its existing revolving and term loan credit facility thus increasing its borrowing capacity under the facility. As of June 30, 1996, a total of $22.0 million remained available under the bank facility.

          The Company's planned environmental and reclamation expenditures for the balance of 1996 are expected to be approximately $4.5 to $5.5 million, principally for environmental and reclamation activities at the Bunker Hill Superfund site, Republic mine, the Coeur d'Alene River Basin, and the Cactus mine.

          Exploration expenditures for the balance of 1996 are estimated to be approximately $2.5 to $3.0 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, these exploration expenditures will be incurred principally at Rosebud, Greens Creek, La Choya, Lucky Friday, and Mexican exploration targets.

          In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the

               HECLA MINING COMPANY and SUBSIDIARIES

          Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. At June 30, 1996, the Company had forward sales commitments through January 31, 1997 for 7,000 ounces of gold at an average price of $412 per ounce. The estimated fair value of these forward sales commitments was $185,300 as of June 30, 1996. The Company has also purchased options to put 54,780 ounces of gold to counterparties to such options at an average price of $396 per ounce. Concurrently, the Company sold options to allow counterparties to such options to call 54,780 ounces of gold from the Company at an average price of $461 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at June 30, 1996, was $382.00. At June 30, 1996, the estimated fair value of the Company's purchased gold put options was approximately $733,000. If the Company had chosen to close its offsetting short call option position, it would have incurred a liability of approximately $45,000. Additionally, the Company has entered into spot deferred sales commitments for 3,000 ounces of gold at $404 per ounce. The nature and purpose of the forward sales and option contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of June 30, 1996.

          Prior declines in the Mexican peso did not significantly impact results at the La Choya mine or K-T Clay de Mexico, S.A. de C.V. as both funding for operations and sales are denominated in dollars. In the first six months of 1996, a net foreign exchange loss totaling $28,000 was recorded relating to both of the Company's Mexican operations. Further declines in the Mexican peso could adversely impact the Company's Mexican operations.

          As described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in a legal action filed in November 1990 by Star Phoenix and certain

               HECLA MINING COMPANY and SUBSIDIARIES

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

                    PART II - OTHER INFORMATION

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980, as amended (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the Court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court accepted the appeal from the 9th Circuit
          Court decision to the U.S. Supreme Court. The case is currently being briefed by the parties. In July 1994, the United States, as Trustee for the Coeur d'Alene
          Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. The legal proceedings related to the
          Tribe's natural resource damages claim against the Company and other mining companies continue to be stayed.

          On March 22, 1996, the United States brought a lawsuit in Idaho Federal District Court against the Company and other mining companies who were involved in historic mining activity in Northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks

               HECLA MINING COMPANY and SUBSIDIARIES

          recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in North Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Coeur d'Alene River Basin outside the Bunker Hill Superfund Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Coeur d'Alene River Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims.

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

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In 1992, the Court ruled that the primary

               HECLA MINING COMPANY and SUBSIDIARIES

          insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $7.195 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by the Company. Litigation is still pending against one insurer with trial scheduled for October 1996. The remaining insurance carrier is providing the Company with a partial defense in all Coeur d'Alene River Basin environmental litigation. As of June 30, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions with respect to the judgment and motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross-appealed certain trial court discovery determinations. Briefing on the appeal has been completed and oral argument was presented to the Idaho State Supreme Court on April 10, 1996. A decision from the Idaho Supreme Court is expected in late 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on

               HECLA MINING COMPANY and SUBSIDIARIES

          the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at June 30, 1996 and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 4.   ANNUAL MEETING OF SHAREHOLDERS


          At the  annual meeting  of shareholders held  on May  10,
          1996,  the  following  matters   were  voted  on  by  the
          Company's shareholders:

          Election of Two Directors:

                                      Votes               Votes
                                       For              Withheld
                                      -----             --------

          Leland O. Erdahl         42,334,857            662,860
                                   ----------          ----------

          Thomas J. O'Neil         42,330,672            667,045
                                   ----------          ----------


          Approval of selection of
          Coopers & Lybrand L.L.P. as
          the  Company's Auditors for 1996:

                              Votes         Votes
                               For         Against     Abstentions
                              -----        -------     -----------

                           42,295,495        489,277       212,944
                           ----------     ----------   -----------

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12 -    Fixed Charge Coverage Ratio Calculation

               13 - Second Quarter Report to Shareholders for the quarter ending June 30, 1996, for release dated July 31, 1996.

               27 -    Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated May 10, 1996, related to the Company's issuance of its Share Purchase Rights Agreement.

               Report on Form 8-K dated May 28, 1996, related to the agreement between the Company and Santa Fe Pacific Gold to jointly develop the Rosebud Project.


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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  August 6, 1996         By    /s/ Arthur Brown
                                 ---------------------------------
                                 Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  August 6, 1996         By    /s/ Stanley E. Hilbert
                                 --------------------------------
                                 S. E. Hilbert,
                                   Corporate Controller
                                   (Chief Accounting Officer)

                           EXHIBIT INDEX


Exhibit
  No.                Description

- --------        -----------------------

12              Fixed Charge Coverage Ratio Calculation

13 Second Quarter Report to Shareholders for the quarter ending June 30, 1996, for release dated July 31 1996

27              Financial Data Schedule