Form 10-Q
period 1996-09-30
HECLA MINING CO/DE/
filed 1996-11-12
CIK 719413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

                                 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number                   1-8491
                       ------------------------------------------

                    HECLA MINING COMPANY
-----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

           Delaware                              82-0126240
-----------------------------------         ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

           6500 Mineral Drive
          Coeur d'Alene, Idaho                   83814-8788
----------------------------------------    ---------------------
(Address of principal executive offices)         (Zip Code)

                        208-769-4100
----------------------------------------------------------------
      (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least
the past 90 days.    Yes  XX .   No     .
                         ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding October 31, 1996
---------------------------------------  ----------------------------
Common stock, par value $0.25 per share       51,137,241 shares

                     HECLA MINING COMPANY and SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                   I N D E X*

                                                            PAGE
PART I. - Financial Information

    Item 1  -  Consolidated Balance Sheets - September 30,
               1996 and December 31, 1995                      3

            -  Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1996 and 1995                     4

            -  Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1996
               and 1995                                        5

            -  Notes to Consolidated Financial Statements      6

    Item 2  -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  13


PART II. - Other Information

    Item 1  -  Legal Proceedings                              28

    Item 6  -  Exhibits and Reports on Form 8-K               32







*Items omitted are not applicable.

                              PART I - FINANCIAL INFORMATION
                           HECLA MINING COMPANY and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (In thousands, except share data)

                                                                      September 30,        December 31,
                                                                           1996                1995
                                                                      -------------        ------------

                                                              ASSETS
Current assets:
  Cash and cash equivalents                                              $   11,139          $   4,024
  Accounts and notes receivable                                              27,055             25,571
  Income tax refund receivable                                                  765                737
  Inventories                                                                19,339             20,915
  Other current assets                                                        1,473              2,038
                                                                         ----------          ---------
          Total current assets                                               59,771             53,285
Investments                                                                   1,950              2,200
Restricted investments                                                       16,468             16,254
Properties, plants and equipment, net                                       175,437            177,374
Other noncurrent assets                                                      10,674              9,077
                                                                         ----------          ---------
          Total assets                                                   $  264,300          $ 258,190
                                                                         ==========          =========
                                                            LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                                  $   14,872          $  14,145
  Accrued payroll and related benefits                                        2,986              3,217
  Preferred stock dividends payable                                           2,012              2,012
  Accrued taxes                                                               1,323              1,042
  Accrued reclamation costs                                                   7,392              5,549
                                                                         ----------          ---------
          Total current liabilities                                          28,585             25,965
Deferred income taxes                                                           359                359
Long-term debt                                                               33,082             36,104
Accrued reclamation costs                                                    48,160             26,782
Other noncurrent liabilities                                                  6,585              4,864
                                                                         ----------          ---------
          Total liabilities                                                 116,771             94,074
                                                                         ----------          ---------

                                                       SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000
  liquidation preference $117,012                                               575                575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1996 - 51,199,324;
  issued 1995 - 48,317,324                                                   12,800             12,079
Capital surplus                                                             351,659            330,352
Accumulated deficit                                                        (211,733)          (173,206)
Net unrealized gain on investments                                               12                100
Foreign currency translation adjustment                                      (4,898)            (4,898)
Less common stock reacquired at cost;
  1996 - 62,076 shares, 1995 - 62,072 shares                                   (886)              (886)
                                                                         ----------          ---------
          Total shareholders' equity                                        147,529            164,116
                                                                         ----------          ---------
          Total liabilities and shareholders' equity                     $  264,300          $ 258,190
                                                                         ==========          =========

      The accompanying notes are an integral part of the financial statements.

                            HECLA MINING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

              (Dollars and shares in thousands, except for per-share amounts)

                                                            Three Months Ended                       Nine Months Ended
                                                  -----------------------------------      ----------------------------------
                                                  Sept. 30, 1996       Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                                  --------------       --------------      --------------      --------------
Sales of products                                   $  37,662           $   40,088           $ 121,132           $ 115,412

Cost of sales and other direct
  production costs                                     29,998               31,298              96,623              94,211
Depreciation, depletion and amortization                5,304                7,015              15,186              18,580
                                                    ---------           ----------           ---------           ---------
                                                       35,302               38,313             111,809             112,791
                                                    ---------           ----------           ---------           ---------
Gross profit                                            2,360                1,775               9,323               2,621
                                                    ---------           ----------           ---------           ---------
Other operating expenses:
  General and administrative                            2,331                3,106               6,836               7,570
  Exploration                                           1,410                2,671               3,400               4,879
  Depreciation and amortization                            82                   97                 256                 265
  Reduction in carrying value of
     mining properties                                 12,902               97,387              12,902              97,387
  Provision for closed operations
     and environmental matters                         25,492                4,069              22,691               4,296
                                                    ---------           ----------           ---------           ---------
                                                       42,217              107,330              46,085             114,397
                                                    ---------           ----------           ---------           ---------
Loss from operations                                  (39,857)            (105,555)            (36,762)           (111,776)
                                                    ---------           ----------           ---------           ---------
Other income (expense):
  Interest and other income                             3,346                4,185               4,754               6,476
  Gain (loss) on investments                             (158)              (1,051)                (28)              2,842
  Foreign exchange gain (loss)                              9                  (12)                (19)                150
  Interest expense:
     Total interest cost                                 (875)                (650)             (2,224)             (1,236)
     Less amount capitalized                              671                  474               1,714                 850
                                                    ---------           ----------           ---------           ---------
                                                        2,993                2,946               4,197               9,082
                                                    ---------           ----------           ---------           ---------
Loss before income taxes                              (36,864)            (102,609)            (32,565)           (102,694)
Income tax (provision) benefit                             99                 (114)                 76                (251)
                                                    ---------           ----------           ---------           ---------
Net loss                                              (36,765)            (102,723)            (32,489)           (102,945)

Preferred stock dividends                              (2,013)              (2,013)             (6,038)             (6,038)
                                                    ---------           ----------           ---------           ---------
Loss applicable to common shareholders              $ (38,778)          $ (104,736)          $ (38,527)          $(108,983)
                                                    =========           ==========           =========           =========

Loss per common share                               $   (0.76)          $    (2.17)          $   (0.75)          $   (2.26)
                                                    =========           ==========           =========           =========

Cash dividends per common share                     $     - -           $      - -           $     - -           $     - -
                                                    =========           ==========           =========           =========

Weighted average number of common
  shares outstanding                                   51,137               48,237              51,133              48,178
                                                    =========           ==========           =========           =========


      The accompanying notes are an integral part of the financial statements.

                            HECLA MINING COMPANY and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                        (In thousands)

                                                                                       Nine Months Ended
                                                                                ---------------------------------
                                                                                Sept. 30, 1996     Sept. 30, 1995
                                                                                --------------     --------------
Operating activities:
  Net loss                                                                       $  (32,489)        $ (102,945)
  Noncash elements included in net loss:
     Depreciation, depletion and amortization                                        15,442             18,845
     Gain on disposition of properties, plants and equipment                           (731)            (3,484)
     Loss (gain) on investments                                                          28             (2,842)
     Reduction in carrying value of mining properties                                12,902             97,387
     Provision for reclamation and closure costs                                     27,429              4,651
  Change in:
     Accounts and notes receivable                                                   (2,695)            (7,224)
     Income tax refund receivable                                                       (28)                (3)
     Inventories                                                                       (699)               571
     Other current assets                                                               332               (732)
     Accounts payable and accrued expenses                                              727                388
     Accrued payroll and related benefits                                              (231)              (163)
     Accrued taxes                                                                      281                661
     Accrued reclamation and other noncurrent liabilities                            (2,488)              (888)
                                                                                 ----------         ----------
  Net cash provided by operating activities                                          17,780              4,222
                                                                                 ----------         ----------

Investing activities:
  Additions to properties, plants and equipment                                     (25,596)           (33,083)
  Proceeds from disposition of properties,
     plants and equipment                                                             3,158              3,069
  Proceeds from the sales of investments                                                130              4,685
  Purchase of investments and increase in cash
     surrender value of life insurance                                                 (607)              (822)
  Increase in restricted investments                                                   (214)            (1,439)
  Other, net                                                                         (1,715)            (1,249)
                                                                                 ----------         ----------
  Net cash used by investing activities                                             (24,844)           (28,839)
                                                                                 ----------         ----------

Financing activities:
  Proceeds from exercise of stock warrants                                              - -              1,239
  Common stock issued under stock option plans                                          - -                 91
  Dividends on preferred stock                                                       (6,038)            (6,038)
  Issuance of common stock, net of offering costs                                    22,028                - -
  Borrowings against cash surrender value of life insurance                             602                - -
  Borrowing on long-term debt                                                        40,500             41,000
  Repayment on long-term debt                                                       (42,913)           (11,796)
                                                                                 ----------         ----------
  Net cash provided by financing activities                                          14,179             24,496
                                                                                 ----------         ----------
Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents                                7,115               (121)
  Cash and cash equivalents at beginning of period                                    4,024              7,278
                                                                                 ----------         ----------

  Cash and cash equivalents at end of period                                     $   11,139         $    7,157
                                                                                 ==========         ==========

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

Note 3. The components of the income tax (provision) benefit for the nine months ended September 30, 1996 and 1995 are as follows (in thousands):

                                                   1996     1995
                                                  ------   ------
          Current:
            State income taxes                    $ (236)  $ (251)
            Federal income tax benefit               312      - -
                                                  ------   ------
              Total current (provision) benefit   $   76   $ (251)
                                                  =======  ======

          The Company's income tax (provision) benefit for the nine months of 1996 and 1995 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the nonutilization of net operating losses in 1996 and 1995.

               HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                             Sept. 30,  Dec. 31,
                                               1996       1995
                                             ---------  --------
          Concentrates, bullion, metals
             in transit and other products    $  3,798  $  2,519
          Industrial mineral products            7,096     8,671
          Materials and supplies                 8,445     9,725
                                              --------  --------
                                              $ 19,339  $ 20,915
                                              ========  ========

Note 5. In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980, as amended (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the Court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court accepted the appeal from the 9th Circuit
          Court decision to the U.S. Supreme Court. The case is fully briefed and oral argument was presented to the court on October 16, 1996. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October

               HECLA MINING COMPANY and SUBSIDIARIES

          1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against the Company and other mining companies who conducted historic mining operations in the Silver Valley of Northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in North Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Coeur d'Alene River Basin outside the Bunker Hill Superfund Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Coeur d'Alene River Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

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

          With respect to the Coeur d'Alene River Basin, the Company increased its accrual for closed operations and environmental matters by $0.5 million and $2.3 million

               HECLA MINING COMPANY and SUBSIDIARIES

          during   the   first   and  third   quarters   of   1996,
          respectively.

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $7.195 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by the Company. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurance carrier is providing the Company with a partial defense in all Coeur d'Alene River Basin environmental litigation. As of September 30, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star
          Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix

               HECLA MINING COMPANY and SUBSIDIARIES

          and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions with respect to the judgment and motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross-appealed certain trial court discovery determinations. Briefing on the appeal has been completed and oral argument was presented to the Idaho State Supreme Court on April 10, 1996. A decision from the Idaho Supreme Court is expected in late 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at September 30, 1996 and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

               HECLA MINING COMPANY and SUBSIDIARIES

Note 6. On October 31, 1996, the Company entered into a third amendment to the Company's $55.0 million revolving and term loan facility. Under the terms of the amendment, the net tangible worth covenant is amended to permanently reduce the required net tangible worth by the amount of noncash charges associated with the American Girl mine and the Grouse Creek mine from June 30, 1996 through March 31, 1997. It also provides for temporary relief of the net tangible worth covenant for a period of 180 days for certain other items. All other terms of the credit agreement remain consistent with those disclosed in Note 6 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K.

          At September 30, 1996, there was $33.0 million outstanding under the Company's $55.0 million revolving and term loan facility classified as long-term debt. As amended, the Company was in compliance with all restrictive covenants of the facility as of September 30, 1996.

Note 7. In January 1996, the Company issued 2,875,000 shares of its common stock realizing proceeds of approximately $22.0 million, net of underwriting discount and issuance costs of approximately $1.7 million. The Company used $21.0 million of the net proceeds to repay borrowings under its existing revolving and term loan credit facility.

Note 8. Following the completion of the third quarter, the Company determined that the ore contained in the Grouse ore body at the Grouse Creek mine is not economical to mine at current metals prices and the Company has decided to suspend operations at the Grouse Creek mine. The mine will be placed on a care-and-maintenance status upon completion of mining at the Sunbeam pit which is currently estimated to occur during the second quarter of 1997. In connection with the decision to suspend operations at the Grouse Creek mine, the Company determined that certain adjustments were required to properly reflect the Company's interest in the net realizable value of the property and the Company's share of future severance, holding, reclamation, and closure efforts. Included in the third quarter results, are adjustments for the Company's estimate of its share of future severance, holding, reclamation, and closure costs at the Grouse Creek mine totaling approximately $22.5 million, and an adjustment to the carrying value of the Company's interest in the Grouse Creek mine assets totaling approximately $5.3 million, which reflects the

               HECLA MINING COMPANY and SUBSIDIARIES

          net realizable value of property, plant, and equipment and certain other assets.

          Due to lower than expected ore reserves and lower ore grade associated with the Oro Cruz ore body, American Girl gold mine operations were suspended effective November 4, 1996. In connection with the suspension of operations, the Company determined that certain adjustments were required to properly reflect the estimated net realizable value of the American Girl gold mine. These adjustments consisted of write-downs of property, plant and equipment, inventories, and production notes payable totaling approximately $7.6 million for the Company's interest in the American Girl gold mine, and a provision for closed operations of approximately $0.3 million.

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

         Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as the Rosebud project) and future projects, the impact of metals prices and metal production volatility, changing market conditions and regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (reference for additional information is also made to "Investment Considerations" of Part I, Item 1 of the Company's 1995 Annual Report on Form 10-K). As a result, actual results may differ materially from those projected or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

         The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1995. If the Company's estimates of market prices of gold, silver, lead and zinc are realized in the remainder of 1996, the Company is anticipating a loss applicable to common shareholders in the range of $37.5 million to $40.5 million after the expected dividends to preferred shareholders totaling approximately $8.0 million for the year ended December 31, 1996. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the

               HECLA MINING COMPANY and SUBSIDIARIES

         actual  results   of  operations   for  the   year  ending
         December 31, 1996 will be as projected.

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

         At the Grouse Creek mine, following completion of the third quarter of 1996, the Company completed metallurgical testing and economic analysis of the Grouse deposit which has been ongoing throughout 1996. Based on the information gathered and on current metal prices, the Company determined that the ore contained in the Grouse deposit is not economical at current metals prices and the Company has decided to suspend operations at the Grouse Creek mine. The mine will be placed on a care-and-maintenance status upon completion of mining at the Sunbeam pit which is estimated to occur during the second quarter of 1997. In connection with the decision to suspend operations at the Grouse Creek mine, the Company determined that certain third quarter 1996 adjustments were required to properly reflect the Company's interest in the net realizable value of the property and the Company's share of future severance, holding, reclamation, and closure efforts. Included in the third quarter results are adjustments for the Company's estimate of its share of future severance, holding, reclamation, and closure costs at the Grouse Creek mine totaling approximately $22.5 million and an adjustment to the carrying value of the Company's interest in the Grouse Creek mine totaling approximately $5.3 million, which reflects the net realizable value of property, plant, and equipment and certain other assets.

         The Company announced that operations at the American Girl mine would be suspended effective November 4, 1996. During the first six months of 1996 and continuing into the third quarter of 1996, the American Girl gold mine, in which the Company has a 47% interest, experienced
         significantly   higher  than   expected  per  gold  ounce

               HECLA MINING COMPANY and SUBSIDIARIES

         operating costs and lower than expected operating margins resulting from higher than anticipated operating costs and lower than expected gold ore grade. Based on its periodic review of the carrying values of the Company's mining properties, the Company determined that a 1996 third quarter carrying value adjustment totaling $7.6 million was required to properly reflect the estimated net realizable value of its interest in the American Girl Joint Venture. The amount of the adjustment was based on the Company's carrying value of its interest in the American Girl mine in excess of estimated discounted future cash flows. In addition to the carrying value adjustment, the Company also recorded a $0.3 million provision for closed operations to increase the Company's recorded liability for reclamation and closure costs to its estimate of its interest in future closure and reclamation costs.

         On September 10, 1996, Hecla and Santa Fe Pacific Gold Corporation (Santa Fe) announced that a final agreement for the Rosebud project had been signed. Pursuant to the agreement, a limited liability corporation was established with each party owning a 50% interest to develop the Rosebud gold property, which is an underground, oxide gold deposit located in Pershing County, Nevada. Under the terms of the agreement, Hecla will manage the mining activities and ore will be trucked approximately 100 miles to Santa Fe's Twin Creeks Pinon mill for processing. Total mine-site capital expenditures to bring the project into production are expected to be approximately $20-$25 million. Under the terms of the joint venture, Santa Fe will fund the first $12.5 million of mine-site development costs plus road and mill facility improvements. Santa Fe also contributed exploration property adjacent to the Rosebud property, and will fund the first $1 million in exploration expenditures, and two-thirds of future exploration expenditures beyond the initial $1 million.

         In connection with the signing of the Rosebud agreement, a separate Joint Venture agreement concerning the Golden
         Eagle property in Ferry County, Washington, was entered into between Hecla and Santa Fe. Santa Fe paid Hecla $2.5 million for an immediate 75% interest in the Golden Eagle joint venture. In addition, Santa Fe is obligated to fund all expenditures required at the Golden Eagle through the feasibility stage.

         In July 1996, operations recommenced at the Greens Creek mine. Grinding and flotation circuits in the mill commenced ahead of schedule. The Company holds a 29.73% interest in the mine through a joint venture with

               HECLA MINING COMPANY and SUBSIDIARIES

         Kennecott Greens Creek Mining Company, the operator of the property. It is anticipated that the Greens Creek mine will reach full production levels in the first quarter of 1997.

         In 1996, the Company expects to produce between 155,000 and 165,000 ounces of gold compared to actual 1995 gold production of 170,000 ounces of gold. The 1996 estimated production includes 75,000 to 78,000 ounces from the La
         Choya mine, 55,000 to 60,000 ounces from the Company's 81.05% interest in the Grouse Creek mine, 20,000 to 22,000 ounces from the Company's 47% interest in the American Girl mine, and an additional 5,000 ounces from other sources. The Company's share of silver production for 1996 is expected to be between 2.4 and 2.6 million ounces compared to 1995 production of 2.2 million ounces.

         In 1995, the Company shipped 991,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to increase in 1996 to approximately 1,081,000 tons. Additionally, the Company expects to ship approximately 1,014,000 cubic yards of landscape material from Mountain West Products in 1996 compared to 867,000 cubic yards in 1995.


         RESULTS OF OPERATIONS

         FIRST NINE MONTHS 1996 COMPARED TO FIRST NINE MONTHS 1995

         The Company reported a net loss of approximately $32.5 million ($0.64 per common share) in the first nine months of 1996 compared to a net loss of approximately $102.9 million ($2.14 per common share) in the same period of 1995. After $6.0 million in dividends to shareholders of the Company's Series B Cumulative Preferred Stock, the Company's loss applicable to common shareholders for the first nine months of 1996 was approximately $38.6 million, or $0.75 per common share, compared to $109.0 million, or $2.26 per common share in the comparable 1995 period. The decreased loss in 1996 compared to the same period in 1995 was due to a variety of factors, the most significant of which was the write-down of the Company's interest in the Grouse Creek mine in the third quarter of 1995 totaling approximately $97.0 million, compared to 1996 adjustments totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments at the Grouse Creek mine and the American Girl mine.

               HECLA MINING COMPANY and SUBSIDIARIES

         Comparing the average metal prices for the nine months of 1996 with the comparable period for 1995, gold increased 2.1% to $392 per ounce from $384 per ounce, silver increased 2.3% to $5.29 per ounce from $5.17 per ounce, lead increased by 30.4% to $0.360 per pound from $0.276 per pound, and zinc decreased 1.5% to $0.464 per pound from $0.471 per pound. The Company's average realized gold price during the first nine months of 1996 was $397 per ounce.

         Sales of the Company's products increased by approximately $5.7 million, or 5.0%, in the first nine months of 1996 as compared to the same period in 1995, principally the result of increased product sales totaling $17.8 million, most notably from (1) the La Choya mine where gold production increased approximately 14,000 ounces, (2) K-T Clay's kaolin division attributable to the June 1995 acquisition of the Langley kaolin plant, (3) Mountain West Products, and (4) Lucky Friday mine due to increased production and improved lead prices. K-T Mexico, K-T Feldspar, American Girl mine, and Colorado Aggregate also experienced increased sales. These factors were partially offset by decreased sales of approximately $12.1 million principally at (1) Grouse Creek due to the approximate two month shutdown of milling operations necessary to raise the tailings impoundment, (2) the Apex processing facility which was sold in September 1995, (3) the Cactus mine which completed operations in September 1995, (4) the Republic mine which completed operations in February 1995, and (5) K-T Clay's ball clay division.

         Cost of sales and other direct production costs increased approximately $2.4 million, or 2.6%, from the first nine months of 1995 to the comparable 1996 period primarily due to (1) increased production costs of $3.1 million at the Lucky Friday mine due to increased ore processing and the nonrecurring 1995 receipt of $1.1 million in insurance proceeds related to the ore-conveyance accident in August 1994, (2) increased production costs at K-T Kaolin of $2.5 million as a result of the acquisition of the Langley kaolin plant in June 1995, (3) production cost increases at the American Girl mine of $1.9 million due to increased production levels and difficulties associated with mining in the Oro Cruz ore body, (4) production costs increases of $1.8 million at Mountain West Products due to increased product sales, (5) La Choya mine production costs increased $1.1 million due to increased production levels, and (6) increased production costs at K-T Mexico of $0.7 million, K-T Feldspar of $0.2 million and other increases totaling $0.2 million. These increases in cost of sales and other direct production costs were partially offset by

               HECLA MINING COMPANY and SUBSIDIARIES

         decreases in operating costs at other operations totaling approximately $8.9 million, principally due to (1) decreased costs associated with the Apex processing facility of nearly $4.1 million which was sold in September 1995, (2) decreased production costs at the Grouse Creek mine totaling approximately $3.2 million which is associated with the second quarter 1996 temporary shutdown as well as higher costs in 1995 due to the start up of the Grouse Creek mine in December 1994, (3) decreased production costs at the Cactus mine of approximately $1.0 million associated with the completion of operations in September 1995, and (4) decreased costs at the Republic mine of nearly $0.6 million due to the completion of operations at Republic in February 1995.

         Cost of sales and other direct production costs as a percentage of sales decreased to 79.8% in the first nine months of 1996 from 81.6% in the comparable 1995 period, primarily due to the increased sales and production at the La Choya mine and higher metals prices.

         Cash operating cost, total cash cost, and total production cost per gold ounce decreased from $300, $303, and $424 for the first nine months of 1995 to $273, $277, and $375 for the comparable 1996 period, respectively. The decreases in these costs per gold ounce are primarily attributable to decreased unit production costs at the La Choya and Grouse Creek mines in the 1996 period.

         Cash operating cost, total cash cost, and total production cost per silver ounce decreased from $4.73, $4.73, and $5.95 in the first nine months of 1995 to $4.07, $4.07, and $5.30 in the comparable 1996 period, respectively. The decreases in the cost per silver ounce are due primarily to increased production levels and favorable by-product prices, principally lead, in the 1996 period at the Lucky Friday mine.

         Depreciation, depletion, and amortization decreased approximately $3.4 million, or 18.3%, from the first nine months of 1995 to the comparable 1996 period primarily due to (1) the write-down of Grouse Creek property, plant, and equipment in the third quarter of 1995, the impact of which was $6.7 million, and (2) decreased depreciation, depletion and amortization at K-T Clay's ball clay division of $0.1 million. These decreases were offset by increases in depreciation, depletion, and amortization at
         (1) the La Choya mine of $2.4 million due to increased production, (2) the American Girl mine of $0.7 million due to an increased depreciable base associated with capitalized costs at the Oro Cruz ore body, (3) K-T Clay's

               HECLA MINING COMPANY and SUBSIDIARIES

         kaolin division of $0.2 million due to the acquisition of the Langley kaolin plant in June 1995, and (4) other increases totaling $0.1 million.

         Other operating expenses decreased by $68.3 million, or 59.7%, in the 1996 period from the 1995 period, due principally to the (1) decreased reduction in carrying value of mining properties of $84.5 million, consisting of the Company's 1995 reduction of carrying value of the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the Consolidated Silver Corporation's Silver Summit mine ($0.4 million), offset by the 1996 reduction in carrying value of mining properties at the American Girl mine totaling approximately $7.6 million and the Grouse Creek mine totaling approximately $5.3 million, (2) decreased exploration expenditures of approximately $1.5 million, and (3) decreased general and administrative expenses of $0.7 million. These decreases were partially offset by a $18.4 million increase in provision for closed operations and environmental matters, consisting of (1) the 1996 provision for the Grouse Creek mine totaling approximately $22.5 million, (2) the increased 1996 provision over the 1995 provision for remediation and future costs associated with the Coeur d'Alene River Basin of $2.4 million, (3) the American Girl closure cost accrual of $0.3 million in 1996, and (4) provision for environmental matters at the Company's former Yellow Pine mine of $0.1 million, partially offset by (1) 1995 provision totaling $3.4 million for the Bunker Hill superfund site, (2) receipt of $2.6 million in insurance proceeds in 1996 related to the remediation liability at Bunker Hill, and (3) timber proceeds from the closed Star Unit area of $0.9 million.

         Other income was $4.2 million in the first nine months of 1996 compared to $9.1 million in the comparable 1995 period. The $4.9 million decrease was primarily due to
         (1) decrease in gain on sale of investments of $2.9 million, (2) decreased interest and other income of $1.7 million, (3) foreign exchange loss in 1996 compared to a gain in 1995, the impact of which is $0.2 million, and (4) decreased net interest costs of $0.1 million. Total interest cost increased approximately $1.0 million due to higher borrowings in 1996 than in 1995 under the Company's revolving and term loan facility. Capitalized interest costs increased $0.9 million principally due to capitalized interest costs associated with the Greens Creek development, the Rosebud project, the Lucky Friday expansion project, and development at the American Girl's Oro Cruz ore body.

               HECLA MINING COMPANY and SUBSIDIARIES

         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         The Company reported a net loss of approximately $36.8 million ($0.72 per common share) in the third quarter of 1996 compared to a net loss of approximately $102.7 million ($2.13 per common share) in the same period of 1995. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Preferred Stock, the Company's loss applicable to common shareholders was approximately $38.8 million ($0.76 per common share) and $104.7 million ($2.17 per common share) for the third quarter of 1996 and 1995, respectively. The decreased loss in 1996 compared to the same period in 1995 was due to a variety of factors, the most significant of which was the write-down of the Company's interest in the Grouse Creek mine in the third quarter of 1995 totaling approximately $97.0 million, compared to the 1996 adjustments totaling $35.7 million for reclamation and closure costs and carrying value adjustments at the Grouse Creek mine and the American Girl mine.

         Sales of the Company's products decreased by approximately $2.4 million, or 6.1%, in the third quarter of 1996 as compared to the same period in 1995, principally the result of decreased product sales totaling $3.8 million, most notably from (1) the Apex processing facility which was sold in September 1995, (2) the La Choya mine where gold production decreased approximately 1,800 ounces, (3) the Cactus mine where operations were completed in September 1995, and (4) Grouse Creek, as well as K-T Clay's kaolin division, American Girl mine, and Mountain West Products. These factors were partially offset by increased sales of approximately $1.3 million at K-T Feldspar, K-T Mexico, Colorado Aggregate, and K-T Clay's ball clay division.

         Comparing the average metal prices for the third quarter of 1996 with the comparable period for 1995, gold increased slightly to $385 per ounce from $384 per ounce, silver decreased by 5.3% to $5.05 per ounce from $5.33 per ounce, lead increased by 30.2% to $0.362 per pound from $0.278 per pound, and zinc decreased slightly to $0.455 per pound from $0.458 per pound. The Company's average realized gold price during the third quarter of 1996 was $391 per ounce.

         Cost of sales and other direct production costs decreased approximately $1.3 million, or 4.2%, from the third quarter of 1995 to the comparable 1996 period primarily due to (1) decreased production costs of $1.7 million at

               HECLA MINING COMPANY and SUBSIDIARIES

         the Apex processing facility which was sold in September 1995, (2) a $0.4 million decrease in production costs at the Cactus mine where operations were completed in September 1995, and (3) additional production costs decreases totaling approximately $0.6 million at K-T Clay's kaolin division, American Girl, La Choya, Mountain West Products, and K-T Ball Clay. These production costs decreases were partially offset by production costs increases at (1) the Grouse Creek mine totaling approximately $0.8 million, (2) K-T Feldspar, where production costs increased approximately $0.3 million, and
         (3) other production costs increases totaling $0.3 million at other Industrial Minerals locations.

         Cost of sales and other direct production costs as a percentage of sales increased to 79.7% in the third quarter of 1996 from 78.1% in the comparable 1995 period, primarily due to the increased production costs and decreased sales at the Grouse Creek mine.

         Cash operating cost and total cash cost per gold ounce increased from $261 and $264 in the third quarter of 1995 to $284 and $288 for the comparable 1996 period, respectively. The increase in the cash operating cost and total cash cost per gold ounce is primarily attributable to increased unit production costs at the La Choya and Grouse Creek mines in the 1996 period. Total production costs decreased from $393 per gold ounce in the 1995 period to $389 in the 1996 period principally due to decreased depreciation expense, the result of the write-down of the Grouse Creek mining property in the third quarter of 1995.

         Cash operating cost, total cash cost, and total production cost per silver ounce decreased from $4.57, $4.57, and $5.71 in the third quarter of 1995 to $3.37, $3.37, and $4.55 in the comparable 1996 period, respectively. The decreases in the cost per silver ounce are due primarily to increased production levels and favorable by-product prices, principally lead, in the 1996 period at the Lucky Friday mine.

         Depreciation, depletion, and amortization decreased approximately $1.7 million, or 24.4%, from the third quarter of 1995 to the comparable 1996 period primarily due to the write-down of Grouse Creek property, plant, and equipment in the third quarter of 1995, the impact of which was $1.7 million.

         Other operating expenses decreased by $65.1 million, or 60.7%, in the 1996 period from the 1995 period, due

               HECLA MINING COMPANY and SUBSIDIARIES

         principally to the (1) decreased reduction in carrying value of mining properties of $84.5 million, consisting of the Company's 1995 reduction of carrying value of the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the Consolidated Silver Corporation's Silver Summit mine ($0.4 million), offset partly by the 1996 reduction in carrying value of mining properties at the American Girl mine totaling approximately $7.6 million and the Grouse Creek mine of approximately $5.3 million, (2) decreased exploration expenditures of approximately $1.3 million, and (3) decreased general and administrative expenses of $0.8 million. These decreases were partially offset by a $21.4 million increase in provision for closed operations and environmental matters, consisting of (1) the 1996 third quarter provision for the Grouse Creek mine totaling approximately $22.5 million, (2) increased 1996 provision over 1995 provision for remediation and future costs associated with the Coeur d'Alene River Basin of $1.9 million, (3) the American Girl closure cost accrual of $0.3 million, and (4) provision for environmental matters at the Company's former Yellow Pine mine of $0.1 million, partially offset by the 1995 provision totaling approximately $3.4 million for the Bunker Hill superfund site.

         Other income was $3.0 million in the third quarter of 1996 compared to $2.9 million in the comparable 1995 period. The increase was primarily due to a decrease in write-down of certain common stock investments of $0.9 million, offset by decreased interest and other income of $0.8 million. Total interest cost increased approximately $0.2 million due to higher borrowings in 1996 under the Company's revolving and term loan facility than in 1995, and increased fees associated with the loan facility. Capitalized interest costs increased $0.2 million principally due to capitalized interest costs associated with the Greens Creek development, the Rosebud project, and the Lucky Friday expansion project.


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

               HECLA MINING COMPANY and SUBSIDIARIES

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

         At September 30, 1996, assets totaled approximately $264.3 million and shareholders' equity totaled approximately $147.5 million. Cash and cash equivalents increased by $7.1 million to $11.1 million at September 30, 1996 from $4.0 million at the end of 1995.

         Operating activities provided approximately $17.8 million of cash during the first nine months of 1996. The primary sources of cash provided by operating activities were from the La Choya mine and the Industrial Minerals segment. Partially offsetting these primary sources was a $2.7 million dollar increase in accounts and notes receivable due to (1) increased product receivables at Mountain West Products related to its seasonal nature of sales, (2) other increases at K-T Feldspar and K-T Clay's ball clay division, (3) and increased product receivables at the Lucky Friday mine due principally to the increase in lead prices. These increases were partially offset by a decrease in product receivables at Colorado Aggregate. Additionally, accrued reclamation and other noncurrent liabilities used cash of $2.5 million. Principal noncash charges included in operating activities include (1) provision for reclamation, holding, severance, and closure costs of approximately $27.4 million, (2) depreciation, depletion, and amortization of approximately $15.4 million, and (3) adjustments for reduction in carrying value of mining properties totaling approximately $12.9 million.

         During the first nine months of 1996, approximately $14.2 million of cash was provided from financing activities. The major sources of cash provided by financing activities were proceeds from borrowings on the long-term debt of $40.5 million, proceeds totaling approximately $22.0 million from the issuance of 2.875 million common shares in an underwritten offering completed in January 1996, partially offset by repayments on long-term debt of $42.9

               HECLA MINING COMPANY and SUBSIDIARIES

         million and payment of the preferred stock dividend of $6.0 million.

         The Company's investing activities used $24.8 million of cash during the first nine months of 1996. The most significant use of cash was $25.6 million of property, plant, and equipment additions. During the first nine months of 1996, significant additions occurred at the Greens Creek mine, the Grouse Creek mine, the Lucky Friday mine, the American Girl mine, and the Rosebud project totaling $15.2 million, $3.8 million, $1.9 million, $1.8 million, and $1.4 million, respectively. This use of cash was offset partly by proceeds on dispositions of fixed assets totaling approximately $3.2 million.

         The Company estimates that remaining capital expenditures to be incurred over the balance of 1996 will be approximately $9.7 million including capitalized interest costs of $0.5 million. These capital expenditures consist primarily of (1) the Company's share of development expenditures and capitalized start-up costs at the Greens Creek project expected to total approximately $4.1 million, (2) development expenditures at the Rosebud project totaling approximately $2.5 million, (3) capital expenditures at K-T Clay's kaolin division of $1.2 million principally for equipment purchases and plant improvements at the Langley kaolin plant, and (4) development expenditures at the Company's Lucky Friday expansion project totaling approximately $1.0 million. The Company intends to finance these capital expenditures through a combination of existing cash and cash equivalents and cash flow from operating activities. In addition, the Company may borrow funds from its revolving and term loan credit facility which, subject to certain conditions, provides for borrowings up to a maximum of $55.0 million. The Company had $33.0 million outstanding under the facility at September 30, 1996.

         The Company's estimate of its capital expenditure requirements assumes the Company's joint venture partners will not default with respect to their portion of development costs and capital expenditures.

         Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, the Company can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. In January 1996, the Company issued 2.875 million common shares to facilitate the funding of the Company's capital expenditures in 1996. The Company used $21.0 million of the net proceeds of
                                -24-

               HECLA MINING COMPANY and SUBSIDIARIES

         approximately $22.0 million from the sale of its common shares to pay down debt under its existing revolving and term loan credit facility thus increasing its borrowing capacity under the facility. As of September 30, 1996, a total of $22.0 million remained available under the bank facility.

         On October 31, 1996, the Company entered into a third amendment to the Company's $55.0 million revolving and term loan credit facility. Under the terms of the amendment, the net tangible worth covenant is amended to permanently reduce the required net tangible worth by the amount of noncash charges associated with the American Girl mine and the Grouse Creek mine from June 30, 1996 through March 31, 1997. It also provides for temporary relief of the net tangible worth covenant for a period of 180 days for certain other items. All other terms of the credit agreement remain consistent with those disclosed in
         Note 6 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K.

         The Company's planned environmental and reclamation expenditures for the balance of 1996 are estimated to be approximately $2.1 million, principally for activities at the Bunker Hill Superfund Site, the Coeur d'Alene River Basin, and the Republic mine.

         Exploration expenditures for the balance of 1996 are expected to be approximately $1.0 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned properties. Accordingly, these expenditures will be incurred principally at exploration targets including La Choya, Lucky Friday and Greens Creek. Additionally, expenditures will be made on industrial minerals exploration projects.

         In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the

               HECLA MINING COMPANY and SUBSIDIARIES

         counterparties to these agreements. At September 30, 1996, the Company had forward sales commitments through January 1997 for 4,000 ounces of gold at an average price of $412 per ounce. The estimated fair value of these forward sales commitments was $123,000 at September 30, 1996. The Company has also purchased options to put 44,610 ounces of gold to counterparties to such options at an average price of $396 per ounce. Concurrently, the Company sold options to allow the counterparties to such options to call 44,610 ounces of gold from the Company at an average price of $461 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at September 30, 1996 was $381. At September 30, 1996, the estimated fair value of the Company's purchased gold put options was approximately $635,000. If the Company had chosen to close its offsetting short call option position, it would have incurred a liability of approximately $13,500. The nature and purpose of these forward sales contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts are designated as hedges at September 30, 1996.

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

               HECLA MINING COMPANY and SUBSIDIARIES

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

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-01). SOP 96-1 provides authoritative guidance with respect to specific accounting issues that are present in the recognition, measurement, display, and disclosure of environmental remediation liabilities. The provisions of SOP 96-1 are effective for fiscal years beginning after December 15, 1996. The Company has adopted the provisions of the SOP 96-1 at September 30, 1996. The adoption of the provisions of SOP 96-1 had no material affect on the results of operations or financial condition and liquidity of the Company that would not have been experienced otherwise regardless of its adoption.

                    PART II - OTHER INFORMATION

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

         In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response Liability Act of 1980, as amended (CERCLA), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho, over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages and asserted a number of defenses to the Tribe's claims, including a defense that the Tribe has no ownership or control over the natural resources they assert have been damaged. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of the July 1992 District Court ownership decision to the 9th Circuit U.S. Court of Appeals, the Court in the natural resource damage litigation issued an order on October 30, 1992, staying the court proceedings in the natural resource damage litigation until a final decision is handed down on the question of the Tribe's title. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court accepted the appeal from the 9th Circuit Court decision to the U.S. Supreme Court. The case is fully briefed and oral argument was presented to the court on October 16, 1996. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October 1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

         On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against the Company and other mining companies who conducted historic mining operations in the Silver Valley of Northern Idaho. The lawsuit

               HECLA MINING COMPANY and SUBSIDIARIES

         asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in North Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Coeur d'Alene River Basin outside the Bunker Hill Superfund Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Coeur d'Alene River Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

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

         With respect to the Coeur d'Alene River Basin, the Company increased its accrual for closed operations and environmental matters by $0.5 million during the first quarter of 1996 and again by $2.3 million in the third quarter.

         In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company

               HECLA MINING COMPANY and SUBSIDIARIES

         under their policies of insurance for all liabilities and claims asserted against the Company by the Environmental Protection Agency (EPA) and the Tribe under CERCLA related to the Bunker Hill Superfund Site and Coeur d'Alene River Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of $7.195 million under the terms of the settlement agreements. Thirty percent of these settlements is payable to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Superfund Site Consent Decree previously entered into by the Company. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurance carrier is providing the Company with a partial defense in all Coeur d'Alene River Basin environmental litigation. As of September 30, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

         In June 1994, a judgment was entered against the Company in Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning Mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning Mine property. A number of other claims by Star Phoenix and certain principals of Star Phoenix against the Company in the lawsuit were dismissed by the State District Court. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The Company's post-trial motions with respect to the judgment and motions were denied by the State District Court, and the Company has appealed the District Court judgment to the Idaho State Supreme Court. Star Phoenix has cross-appealed certain trial court discovery determinations. Briefing on the appeal has been completed and oral argument was presented to the Idaho

               HECLA MINING COMPANY and SUBSIDIARIES

         State Supreme Court on April 10, 1996. A decision from the Idaho Supreme Court is expected in late 1996. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at September 30, 1996 and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

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

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1(d) -   Third Amendment to Credit  Agreement dated
                         October  31,  1996,  among Registrant  and
                         Certain  Subsidiaries  and NationsBank  of
                         Texas, N.A., as Agent, and Certain Banks as Lenders.

             10.11(a) -  Amended and Restated Golden  Eagle Earn-In
                         Agreement  between  Santa Fe  Pacific Gold
                         Corporation and Hecla Mining Company dated as of September 6, 1996.

             10.11(b) -  Golden  Eagle Operating  Agreement between
                         Santa  Fe  Pacific  Gold  Corporation  and
                         Hecla Mining Company dated as of September
                         6, 1996.

             10.12 - Limited Liability Company Agreement of the Rosebud Mining Company, L.L.C. among Santa Fe Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996.

             12 -        Fixed Charge Coverage Ratio Calculation

             13 - Third Quarter Report to Shareholders for the quarter ending September 30, 1996, for release dated November 11, 1996.

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


                                        HECLA MINING COMPANY
                                            (Registrant)



Date:  November 12, 1996       By /s/ Arthur Brown
                                  ---------------------------------
                                  Arthur Brown, Chairman, President
                                     and Chief Executive Officer



Date:  November 12, 1996       By /s/ S. E. Hilbert
                                  ---------------------------------
                                  S. E. Hilbert
                                     Corporate Controller
                                     (Chief Accounting Officer)

                           EXHIBIT INDEX


Exhibit
  No.                Description

--------         -----------------------

10.1(d) Third Amendment to Credit Agreement dated October 31, 1996, among Registrant and Certain Subsidiaries and NationsBank of Texas, N.A., as Agent, and Certain Banks as Lenders.

10.11(a) Amended and Restated Golden Eagle Earn-In Agreement between Santa Fe Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996.

10.11(b) Golden Eagle Operating Agreement between Santa Fe Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996.

10.12 Limited Liability Company Agreement of the Rosebud Mining Company, L.L.C. among Santa Fe Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996.

12 Fixed Charge Coverage Ratio Calculation for the nine months ended September 30, 1995 and 1996

13 Third Quarter Report to Shareholders for the quarter ending September 30, 1996, for release dated November 11, 1996

27               Financial Data Schedule