Form 10-K405
period 1996-12-31
HECLA MINING CO/DE/
filed 1997-02-28
CIK 719413

                                           SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D. C.  20549

                                                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1996

                                                                OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                                -----------------------------------------------
Commission File No.                               1-8491
                   ------------------------------------------------------------
                                 HECLA MINING COMPANY
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                 Delaware                                      82-0126240
-----------------------------------------------      ---------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)

         6500 Mineral Drive
         Coeur d'Alene, Idaho                                 83814-8788
------------------------------------------------     ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           208-769-4100
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                    which each class is registered
-------------------------------------------      ------------------------------
Common Stock, par value $0.25 per share    )
Preferred Share Purchase Rights            )
Series B Cumulative Convertible Preferred  )         New York Stock Exchange
Stock, par value $0.25 per share           )     ------------------------------
-------------------------------------------

              Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  XX .        No     .
    ----            ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the Registrant's voting Common Stock held by non-affiliates was $378,724,768 as of February 25, 1997. There were 55,087,239 shares of the Registrant's Common Stock outstanding as of February 25, 1997.

Documents incorporated by reference herein:

    To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1996 fiscal year is incorporated herein by reference. See Part III.

                                     PART I

ITEM 1.   BUSINESS.(1)

          GENERAL

Hecla Mining Company (the Company or Hecla), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead and zinc, and certain industrial minerals. The Company owns or has interests in a number of precious and nonferrous metals properties and industrial minerals businesses. In 1996, the Company's attributable gold and silver production was approximately 169,000 ounces and 3,025,000 ounces, respectively. The Company also shipped approximately 1,072,000 tons of industrial minerals products during 1996, including ball clay, kaolin, feldspar, and specialty aggregates. Additionally, the Company shipped approximately 996,000 cubic yards of landscape material from its Mountain West Products subsidiary in 1996.

The principal executive offices of the Company are located at 6500 Mineral Drive, Coeur d'Alene, Idaho 83814-8788, telephone (208) 769-4100.

The Company's principal producing metals properties include the La Choya gold mine, located in Sonora, Mexico, which began operations in February 1994; the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America; the Greens Creek silver mine, located near Juneau, Alaska, a large polymetallic mine in which the Company owns a 29.7% interest, where operations recommenced in July 1996; the Grouse Creek mine, located near Challis, Idaho, a gold and silver mine where operations commenced in December 1994, in which the Company is the operator and owns an approximate 80% interest and which is expected to be placed on standby in the second quarter of 1997 (see Metals Segment - Grouse Creek Gold Mine - Idaho); and the American Girl gold mine, located in Imperial County, California, in which the Company owns a 47% interest. In 1996, operations were suspended at the American Girl mine (see Metals Segment - American Girl Mine - California). Effective January 31, 1997, the Company's interest in the Grouse Creek mine increased to 100% pursuant to a letter agreement between the Company and Great Lakes Minerals Inc. (Great Lakes) terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. The Company has assumed 100% of the interests and obligations associated with the Grouse Creek

---------------------

(1) For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1, page 46.

property. Also in 1996, the Company entered into a 50/50 Joint Venture Agreement with Santa Fe Pacific Gold Corporation (Santa Fe) to develop the Rosebud project, an underground gold project located near Winnemucca, Nevada. The Company currently expects the Rosebud project to commence production in the second quarter of 1997.

The following table presents certain information regarding the Company's metal mining and development properties, including the relative percentage each contributed to the Company's 1996 revenues:

                          DATE            OWNERSHIP         PERCENTAGE OF
NAME OF PROPERTY        ACQUIRED          INTEREST          1996 REVENUE(4)
----------------        --------          ---------         ------------

    Lucky Friday          1958              100.0%              8.8%
    Greens Creek(1)       1988               29.7%              1.2%
    Grouse Creek(2)       1991               80.0%             16.0%
    La Choya              1991              100.0%             20.2%
    American Girl(3)      1994               47.0%              5.2%
    Rosebud(3)            1994               50.0%              0.0%

--------------


(1) Operations at the Greens Creek mine recommenced in July 1996 with the first shipment of product in November 1996. Full production levels were reached in January 1997.
(2) In January 1997, Great Lakes and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek project to the Company. Great Lakes retained a 5% defined net proceeds interest in the project. The Company assumed 100% of the interests and obligations associated with the property.
(3) The Company's interest in the American Girl mine and Rosebud project were acquired in the March 11, 1994 acquisition of Equinox Resources Ltd. In 1996, the Company entered into a 50/50 joint venture arrangement with Santa Fe to develop the Rosebud project.
(4) In addition to the percentage contributions of revenue from the metal mines, the industrial minerals segment contributed 48.6% of revenue in 1996.


The Company's industrial minerals segment consists of Kentucky-Tennessee Clay Company (ball clay and kaolin divisions), K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V., Colorado Aggregate Company of New Mexico, and Mountain West Products, Inc. The Company's industrial minerals segment is a significant producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sanitaryware, pottery, dinnerware, electric insulators, and tile. At current production rates, the Company has over 20 years of Proven and Probable ore reserves of ball clay, kaolin and feldspar.

Following the end of the third quarter of 1996, the Company completed metallurgical testing and economic analysis at the Company's Grouse Creek mine in which Hecla had an approximate 80% interest in 1996. Based on the information gathered during the evaluation period, as well as then current metals prices, the Company determined that the ore contained in the Grouse deposit was not economical at then current metals prices. Consequently, the Company made the decision to suspend operations at the Grouse Creek mine. The mine will be placed on a care-and-maintenance status upon completion of mining at the Sunbeam pit, which is estimated to occur during the second quarter of 1997. In connection with the decision to suspend operations at the Grouse Creek mine, the Company determined that certain third quarter 1996 adjustments were required to properly reflect the Company's interest in the net realizable value of the property, plant, and equipment and certain other assets at the mine totaling approximately $5.3 million and the Company's share of future severance, holding, reclamation, and closure costs totaling approximately $22.5 million.

On January 31, 1997, Great Lakes and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. The Company has assumed 100% of the interests and obligations associated with the property (see Metals Segment - Grouse Creek Gold Mine - Idaho).

In September 1996, the operator of the American Girl gold mine, a mine in which the Company has a 47% joint-venture interest, determined that operations at the American Girl mine would be suspended effective November 4, 1996. During the first six months of 1996 and continuing into the third quarter of 1996, the American Girl gold mine experienced significantly higher than anticipated operating costs and lower than expected recovered gold ore grade. Based on its periodic review of the carrying value of the Company's mining properties, the Company determined that a third quarter carrying value adjustment totaling approximately $7.6 million was required to properly reflect the estimated net realizable value of its interest in the American Girl joint venture. The amount of the adjustment was based on the Company's carrying value of its interest in the American Girl mine in excess of estimated discounted future cash flows. In addition to the carrying value adjustment, the Company also recorded a $0.3 million provision for closed operations to increase the Company's recorded liability for reclamation and closure costs to its estimate of its interest in future closure and reclamation costs at the American Girl mine (see Metals Segment - American Girl Gold Mine - California).

The Company has experienced losses from operations for each of the last six years. For the year ended December 31, 1996, the Company reported a net loss of approximately $32.4 million (before preferred dividends of $8.1 million) or $0.63 per share of Common Stock compared to a net loss of approximately $101.7 million (before preferred stock dividends of $8.1 million) or $2.11 per share of Common Stock for the year ended December 31, 1995. The 1996 decreased net loss was due to a variety of factors, the most significant of which was the write-down of the Company's interest in the Grouse Creek mine in the third quarter of 1995 totaling $97.0 million, compared to 1996 adjustments totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments for property, plant and equipment and certain assets at the Grouse Creek and American Girl mines. If the Company's estimates of the market prices of gold, silver, lead and zinc are realized in 1997, the Company expects to record income or (loss) in the range of a $(2.0) million loss, to income of $2.0 million, after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1997. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1997 will be as projected (see Investment Considerations).

The Company's strategy is to focus its efforts and resources on expanding its gold and silver reserves and industrial minerals operations via a combination of acquisition and exploration efforts. During 1997, priorities include the continued development of the Rosebud mine, in which the Company has a 50% interest, and the completion of a feasibility study for the Lucky Friday expansion project, which may lead to the development of the Gold Hunter silver orebody at the Company's Lucky Friday mine.

The Company's domestic exploration plan consists primarily of exploring for additional reserves in the vicinity of the Lucky Friday mine, the Greens Creek mine, and the Rosebud project, in which the Company maintains a 50% interest. The Company's foreign exploration plan for 1997 will focus on exploration targets in Mexico, including remaining targets near the Company's La Choya mine, and South America. At the same time, the Company will continue to evaluate acquisition and other exploration opportunities, primarily in North America, that will complement its existing operations.

The Company's revenues and profitability are strongly influenced by the world prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors cannot be accurately predicted.

Sales of metal concentrates and metal products are made principally to custom smelters and metal traders. Industrial minerals are sold principally to domestic and Mexican manufacturers and wholesalers. The percentage of revenue contributed by each class of product is reflected in the following table:

                                             Years
                                   ------------------------
          Product                  1996      1995      1994
     -----------------             ----      ----      ----

     Gold                          40.7%     42.3%     40.1%
     Silver, lead and zinc         10.7      10.4       8.4
     Industrial minerals           40.0      37.1      40.8
     All others(1)                  8.6      10.2      10.7

     (1) All others includes specialty metals and sales from Mountain West Products exclusive of scoria sales.


Reference is made to Note 1 of Notes to Consolidated Financial Statements forming part of the Company's audited Consolidated Financial Statements for the year ended December 31, 1996 (the "Notes to Consolidated Financial Statements") for information with respect to export sales.

The table below summarizes the Company's production and average cash and full production cost per ounce for gold and silver for each period indicated:

                                                                              Years
                                            ---------------------------------------------------------------------------
Products                                       1996            1995             1994            1993            1992
--------                                    ---------        ---------        ---------       ---------      ----------
Gold (Ounces)(1)                              169,376          169,777          127,878          95,907         101,392
Silver (ounces)(2)                          3,024,911        2,242,309        1,642,913       2,992,499       4,738,625
Lead (tons)                                    22,660           16,967           13,214          21,093          26,942
Zinc (tons)                                     7,464            2,999            2,431           7,838          19,890

Average cost per ounce of gold produced:

Cash operating cost                              $ 273           $ 286            $ 267           $ 228           $ 186
Total cash cost                                  $ 276           $ 288            $ 273           $ 229           $ 191
Total production cost                            $ 364           $ 398            $ 334           $ 298           $ 261

Average cost per ounce of silver produced:

Cash operating cost                             $ 4.24          $ 4.57           $ 5.81          $ 5.45          $ 4.51
Total cash cost                                 $ 4.24          $ 4.57           $ 5.81          $ 5.45          $ 4.51
Total production cost                           $ 5.47          $ 5.76           $ 7.17          $ 6.85          $ 5.89

Industrial minerals
(tons shipped)                               1,072,319         991,214          985,639         887,676         879,034


(1)      The slight  decrease in gold  production from 1995  to 1996 is  principally due to  decreased gold production  from the
         Grouse  Creek  mine where  gold  production decreased  5,487  ounces from  66,887  in  1995 to  61,400  ounces in  1996 principally due to  an approximate two-month suspension of  operations in 1996; and decreased gold  production from the
         Republic mine where  operations were completed in  February 1995 and from the  Cactus mine where heap  rinsing is being completed.  These decreases in gold production were partially offset by an  increase of 8,027 ounces in gold production from the La Choya mine,  and 3,086 ounces of gold production  at the Greens Creek mine where operations  recommenced in
         July 1996.  The increase in gold  production from 1994 to 1995 is principally due to increased gold production from the
         Grouse Creek gold  mine where gold production  increased 64,794 ounces  from 2,093 ounces in  1994 to 66,887 ounces  in
         1995, and increased  gold production from the La  Choya gold mine, where gold production  increased 24,283 ounces, from
         47,861  ounces in  1994 to  72,144  ounces in  1995.   The increase  in gold  production was  offset by  decreased gold production at  the Republic  Unit which completed  operations in February  1995, and  decreased gold production  at the
         American Girl mine due to fewer  tons being milled.  The increase in  gold production from 1993 to 1994 is  principally due  to the commencement of operations at  the La Choya gold mine in  February 1994, and the commencement of operations at the Grouse Creek gold

                                                              -5-






         mine  in December 1994  partially offset  by decreased  gold production  at the Republic  mine.   The decrease  in gold
         production  from 1992 to 1993  is principally due  to decreased production at  both the Cactus (which  was shut down in
         1993) and Republic gold mines.

(2)      Increased silver,  lead and zinc  production from 1995 to  1996 is principally  due to increased silver,  lead and zinc production from the Greens  Creek mine where operations recommenced in July 1996, as well as increased silver, lead and zinc production  from the Lucky Friday  mine.  Offsetting  the increase in silver  production was a  decrease in silver production at the  Grouse Creek mine due to an approximate two-month suspension  of operations in 1996 and lower silver
         ore grades processed.   Increased silver, lead  and zinc production from 1994  to 1995 is principally  due to increased silver production from  the Grouse  Creek mine  which contributed a  full year's  production in  1995 after  commencing operations in  December 1994, and increased  silver, lead and zinc production  from the Lucky Friday  mine resulting in part from  the effect of the temporary suspension  of operations due to an ore conveyance  accident on August 30, 1994.
         The Lucky Friday resumed operations in December 1994.  Decreased silver, lead  and zinc production from 1993 to 1994 is due  to two  factors: 1)  the  suspension of  operations at  the Greens  Creek  mine in  April 1993;  and 2)  decreased production  at the Lucky  Friday mine  resulting in part  from the  temporary suspension of  operations due  to the ore
         conveyance accident on August 30, 1994.   The decrease in silver production from 1992 to 1993 is principally due to the suspension of operations at the Greens Creek mine  in April 1993 partially offset by increased silver production at the
         Lucky Friday mine.

METALS SEGMENT

LA CHOYA GOLD MINE - SONORA, MEXICO

The La Choya gold mine is located 30 miles south of the U.S. border in the State of Sonora, Mexico, and is 100% owned by the Company through a Mexican subsidiary, Minera Hecla, S.A. de C.V. The La Choya gold mine is the Company's first operation outside the U.S. and Canada. In May 1992, the Company exercised its option to purchase the Mexican mineral concessions related to this property, which includes a land position of over 16,000 acres.

The La Choya gold mine commenced operations in February 1994 and produced approximately 48,000 ounces of gold in 1994, 72,000 ounces in 1995, and 80,000 ounces in 1996. The Company expects to produce 69,000 to 72,000 ounces of gold in 1997. Proven and Probable ore reserves at the La Choya gold mine are expected to be substantially depleted by the end of 1997, although recoveries of metal through the leaching and rinsing process will continue in 1998 and 1999. The ore is mined via conventional open pit methods at a stripping ratio of 2.5:1 utilizing a cut-off grade of 0.012 ounce of gold per ton, crushed to two inches in size, and then cyanide leached on a leach pad. Uncrushed low-grade rock, grading down to 0.006 ounce of gold per ton, is also dumped on the pad and leached. The gold in the leach solution is processed in a carbon recovery plant to produce a gold and silver dore, which is transported to the U.S. for further refining. The average life of mine recovery of contained gold ounces is estimated at approximately 88%.

The Company conducted exploration drilling programs during 1994, 1995 and 1996 in an effort to expand the gold reserves and mine life at the La Choya gold mine. Drilling results in 1994 were successful in adding approximately 55,000 ounces of contained gold to the Proven and Probable ore reserve category. The 1995 program added approximately 18,000 ounces to the existing ore reserve, and approximately 50,000 ounces of gold were added during 1996. Exploration drilling will continue on the remaining targets in 1997.

Information with respect to the La Choya gold mine production, Proven and Probable ore reserves, and average cost per ounce of gold produced as of the dates indicated are set forth in the following table:

                                                      Years
                                     ----------------------------------------
     Production (100%)                 1996           1995           1994(1)
    -----------------                ---------      ---------       ---------

     Ore processed (tons)            3,571,047      4,031,274       2,026,381
     Gold (ounces)                      80,171         72,144          47,861

     Proven and Probable
     Ore Reserves(2)
    -------------------

     Total tons                      3,005,231      3,538,042       6,138,000
     Gold (oz. per ton)                  0.024          0.028           0.032
     Contained gold (oz.)(4)           115,418        136,121         196,923

     Average Cost per Ounce
     of Gold Produced
    ----------------------

     Cash operating costs(3)             $ 190          $ 194           $ 243
     Total cash costs                    $ 190          $ 194           $ 243
     Total production costs(3)           $ 305          $ 297           $ 337

    ------------------------------------

     (1)    Production at the La Choya mine commenced in February 1994.

     (2) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

     (3) Includes approximately $2.1 million in start-up cost expensed in the first quarter of 1994.

     (4) Contained gold ounces include estimated recoverable gold ounces on the heap leach pad totaling approximately 44,000 and 36,000 gold ounces at December 31, 1996 and 1995, respectively. These ounces were placed on the pad during 1994-1996 and are currently estimated to be recovered over the mine's remaining life.

Reclamation activities will be completed at the end of the mine's life and will include rinsing of the heap leach pads, followed by recontouring of the pads, and regrading and revegetating the site. Reclamation expense recognized in 1996 was approximately $0.5 million.

As of December 31, 1996, there were 190 employees at the La Choya gold mine. The National Union of Mine, Metallurgical and Related Workers of the Mexican Republic is the bargaining agent for the La Choya gold mine hourly employees. The current labor agreement, which has a wage reopener in September 1997, expires on September 7, 1998.

As of  December 31, 1996,  the Company's  net book  value of the  La Choya  mine
property,  plant  and  equipment totaled  $2.6  million.    Electrical power  is
provided by on-site diesel generators.

The decline of the Mexican peso has not significantly impacted results at the La Choya mine as both funding for operations and gold sales are denominated in U.S. dollars. Further declines in the Mexican peso, or accelerated levels of inflation in Mexico, could, however, adversely impact the Company's Mexican operations.

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

The cash operating cost, total cash cost, and total production cost per ounce of silver decreased from $4.57, $4.57, and $5.76, respectively, in 1995 to $4.24, $4.24, and $5.47, respectively, in 1996. The decreases were due principally to increased by-product production and prices, principally lead in the 1996 period. Lead and zinc are by-products of the ore mined at the Lucky Friday mine, the revenues from which are deducted from production costs in the calculation of the cost per ounce amounts (see Glossary of Certain Mining Terms).

The ore-bearing structure at the Lucky Friday mine is the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The orebody is located in the Revett Formation which is known to provide excellent host rocks for a number of orebodies in the Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south, with an average width of six to seven feet. The principal ore minerals are galena and tetrahedrite, with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday Vein. The major part of the orebody has extended from the 1200-foot level to and below the 5840-foot level, which is currently being developed.

The principal mining method, underhand cut and fill, was piloted in 1985 and 1986, and has since been fully implemented. This method utilizes mechanized equipment, a ramp system and cemented sand fill. The method has proven effective in reducing mining costs and limiting rockburst activity.

The ore produced from the mine is processed in a 1,000-ton-per-day conventional flotation mill at a current rate of approximately 700 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 1996 approximately 97% of the silver, 97% of the lead, and 33% of the zinc were economically recovered.

The Lucky Friday mine mill facility and surface and underground equipment are in good working condition. The mill was originally constructed approximately 34 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis to keep the plant and equipment in good physical and operating condition. The net book value of the Lucky Friday mine property and its associated plant and equipment was approximately $28.0 million as of December 31, 1996.

Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. The current reclamation accrual is adequate to provide for the estimated reclamation costs, and no reclamation expense was recognized in 1996.

During 1991, the Company discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, about 5,000 feet northwest of the existing Lucky Friday workings. In an extensive exploration program in 1992, the Company undertook an underground evaluation of the Gold Hunter property mineralization. The program referred to now as the "Lucky Friday Expansion Project," discovered mineralization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a preliminary feasibility study were completed during 1993. In 1994, the Company approved the first phase of development of the Lucky Friday expansion project. The first phase of development consisted primarily of driving an access drift from the 4900-foot level of the Lucky Friday workings which intersected the Gold Hunter ore zone approximately 850 feet below the presently developed area. The new access drift includes approximately 7,000 feet of development excavation. The access drift advanced 3,000 feet in 1995, and exploratory drilling started in the second quarter of 1996. A final feasibility study will be completed in 1997, at which time a decision will be made on further development of the Lucky Friday expansion project. If further development is approved by the Company's Board of Directors, it is presently estimated that an additional $12.0 million to $14.0 million in capital expenditures will be required to bring the Lucky Friday expansion project into full production. If further development is approved, initial production from the project is expected in 1997, and production will increase until full production is achieved upon completion of the entire project in the second quarter of 1998.

The  Gold  Hunter  property is  controlled  by  the  Company under  a  long-term operating agreement, which entitles the Company, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. The Company will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties, which as of December 31, 1996, totaled approximately $16.5 million.

Even though recent historical total production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered which includes the possible development of the Gold Hunter property and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Lucky Friday mine is recoverable from future undiscounted cash flows generated from operations and considering the estimated salvage value of surface plant, equipment and the value associated with property rights. In evaluating the carrying value of the Lucky Friday mine, the Company used fixed metal prices of $5.20 per ounce silver, $0.38 per pound of lead and $0.52 per pound of zinc through 2007, the currently estimated end of commercial production. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs currently being experienced at the Lucky Friday mine, adjusted for anticipated changes resulting from the execution of the Company's mine production plan. Based upon these projected factors, the Company currently estimates that future cash and total production costs per ounce of silver produced over the remaining life of mine would be approximately $3.85 and $4.60, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates.

The principal reason that cash costs per ounce are assumed to be lower than recent historical amounts is the effect of the development of the Lucky Friday expansion project. If the mineral resource associated with the Gold Hunter property is not fully developed by the Company, management of the Company believes that a write-down in the carrying value of the Lucky Friday mine and or the capitalized costs associated with the Lucky Friday expansion project may occur depending on the current economic environment at the time the production decision is made on the Lucky Friday expansion project. Capitalized expenditures associated with the Lucky Friday expansion project as of December 31, 1996 totaled approximately $5.0 million.

The Lucky Friday silver-lead concentrate product is shipped primarily to the ASARCO smelter at East Helena, Montana. The silver, lead and gold contained in the concentrates are sold to ASARCO. The Lucky Friday zinc concentrates are shipped to Cominco's smelter in Trail, British Columbia, Canada, and are sold under an agreement with Cominco Ltd.

In the event agreements with ASARCO and Cominco are terminated, the Company believes that new agreements could be negotiated with other smelters. However, at present metal prices, increased costs associated with transporting the concentrate product a greater distance to other smelters may render operations at the Lucky Friday mine uneconomical, thereby resulting in possible mine closure. If this were to occur, the Company may be required to write down all or a part of its investment in the Lucky Friday mine.

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

Information with respect to the Lucky Friday mine's production, Proven and Probable ore reserves, and average cost per ounce of silver produced for the past five years is set forth in the table below:

                                                    Years
                        ---------------------------------------------------------
Production (100%)        1996(1)      1995       1994(2)       1993        1992
-----------------       ---------   ---------   ---------   ---------   ---------
Ore milled (tons)         188,272     158,874     124,986     179,579     175,170
Silver (ounces)         1,906,333   1,662,706   1,306,884   2,122,738   2,031,779
Gold (ounces)                 947         830         605         972         965
Lead (tons)                20,971      16,967      13,214      19,795      21,336
Zinc (tons)                 3,653       2,999       2,431       4,385       4,213

Proven and Probable
Ore Reserves(3)
-------------------

Total tons              1,245,660(5)  468,590     450,685     414,315     446,105
Silver (ozs. per ton)(4)     14.9        11.7        13.9        14.4        14.3
Lead (percent)(4)            11.3        11.6        13.9        14.3        13.4
Zinc (percent)(4)             2.2         1.8         2.9         3.0         2.3
Contained silver (ozs.)18,512,024   5,488,729   6,285,145   5,976,380   6,398,265
Contained lead (tons)     140,608      54,459      62,862      59,195      59,979
Contained zinc (tons)      26,872       8,542      13,082      12,295      10,162

Average Cost per Ounce
of Silver Produced
----------------------

Cash operating costs       $ 4.24      $ 4.57      $ 5.81      $ 5.54      $ 4.12
Total cash costs           $ 4.24      $ 4.57      $ 5.81      $ 5.54      $ 4.12
Total production costs     $ 5.47      $ 5.76      $ 7.17      $ 6.77      $ 5.35

------------------------------------

(1)   Production increases in 1996 as compared to the 1995 period at the Lucky Friday mine are principally the  result of processing development ore tons  from the Gold Hunter ore body totaling 29,921 tons.

(2)   Production decreases  in  1994 are  due primarily  to the  suspension of  operations resulting from the August 30, 1994 ore-conveyance accident.

(3)   At  the Lucky  Friday mine,  reserves lying  above or  between developed  levels are
      classified as  Proven reserves.   Reserves lying  below the lowest  developed level,
      projected to  200 feet  below the  lowest level  or to  one-half the  exposed strike
      length,  whichever is  less, are  classified as  Probable reserves.   Mineralization
      known to exist only from  drill-hole intercepts does not meet the  Company's current
      Proven or Probable reserve criteria  and is excluded from these  reserve categories.
      For additional Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(4)   Decreased grades for silver, lead and zinc in 1995 versus 1994 are the result  of an adjustment to mining dilution factors to represent current mining practices, changes in mining method that require more dilution in some of the planned  stopes, decrease in vein width and grade in current mining areas, and completion of mining in certain internal ore blocks, around which no additional reserves can be projected.

(5)   The  increase  in  the Proven  and  Probable  ore  reserves  from 1995  to  1996  is principally due  to the addition  of 668,760  tons of proven  and probable  mineral, grading  16.7 silver ounces per ton, 9.4% lead, and 1.8% zinc from the adjacent Gold
      Hunter  orebody.   Additionally,  geologic studies  and  statistical analysis  of  a diamond drill hole  exploration program  in 1996 permitted  increased projection  of probable reserves compared to the previous practice on the Lucky Friday vein.

At December 31, 1996, there were 154 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 12, 1999. Washington Water Power Company supplies electrical power to the Lucky Friday mine.

GREENS CREEK MINE - ADMIRALTY ISLAND, ALASKA

At December 31, 1996, the Company held a 29.7% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint venture arrangement with Kennecott Greens Creek Mining Company, the manager of the mine and a wholly owned subsidiary of Kennecott Corporation. The Greens Creek mine is a polymetallic deposit containing silver, zinc, gold, and lead.

Greens Creek lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims, and one patented millsite claim in addition to property leased from the U.S. Forest Service. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.

In February 1993, as a result of depressed metal prices and a glut in world concentrate markets, the decision was made to place the mine on temporary shutdown. Commercial production ceased in April 1993, and the mine and mill were placed on a care and maintenance basis. Exploration and mine development activities continued at the mine during the shutdown. Follow-up drilling on previously identified targets was successful in identifying a new ore zone, the Southwest Extension.

In January 1994, a feasibility study was initiated to determine the advisability of placing the mine back into production. The feasibility study was completed in the fourth quarter of 1994 and in 1995 the decision was made to reopen the Greens Creek Mine, with commercial production estimated to recommence by early 1997. Included in the reopening project were development of the Southwest ore zone, purchase of new mine mobile equipment, upgrading of ancillary facilities, improvement of environmental control systems and modification of the process plant. The reopening project was completed ahead of schedule and production began in July 1996 and full production levels were achieved in January 1997.

Environmental permitting during the reopening project included obtaining regulatory agency approval of the updated General Plan of Operations and Large Mine Permit. The approvals included revisions to appendices regarding fresh water monitoring, tailings site operation and maintenance, development rock management and water systems operation. Other actions included Forest Service approval to house production workers in a man-camp at Hawk Inlet, and State of Alaska legislative changes allowing extended working shifts for miners. State of Alaska permitting action included renewal of the Air Quality Permit by the Alaska Department of Environmental Control. Permits that were in-progress at the end of 1996 included the Alaska Department of Environmental Control solid waste permit for tailings disposal and renewal of the mine waste-water discharge permit.

Current operating plans anticipate mining 1,320 tons per day underground from the Southwest ore zone. Ore from the underground trackless mine is milled at the mine site. The mill produces gold/silver dore; and lead, zinc and bulk concentrates. The dore is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. A lesser amount of the concentrates are sold to metal merchants under short-term agreements. Concentrates are shipped from a marine terminal located about nine miles from the mine site. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

Improvements to the mill included modifications designed to allow increased throughput and to recover higher grades of zinc from the Southwest and West ore zones. Additionally, the reopening project included recommissioning and deferred maintenance of all process equipment. Ancillary project work included an expansion of the tailings disposal facility, upgrade of the power generating capacity, and purchase of surface equipment which enabled the mine to replace contractors with mine employees. A camp facility is used to house some of the production work force at the mine site with the majority of the employees commuting from Juneau on a daily basis. The capital investment in ancillary facilities will allow the mine to increase efficiency as well as metal production. By December 31, 1996, mine and mill performance tests established that the new capacity exceeds design throughput of 1,320 tons per day.

Environmental projects were focused on improving the performance of water treatment systems at the mine site. Two new water treatment plants, associated ponds and pipelines will allow the mine staff more assurance of meeting stringent environmental standards as well as reducing the possibility of water contamination. An added benefit of installing the upgraded water treatment systems is that the EPA is considering a reduction in civil penalties for past water quality violations.

A land exchange agreement was approved by Congress and signed into law by President Clinton on April 1, 1996. Subject to the joint venture securing private property equal to a value of $1.0 million and transferring title to the USDA Forest Service, Greens Creek will gain access to approximately 7,500 acres of highly prospective land surrounding the existing mine. Production from new ore discoveries on the exchange lands will be subject to any future federal royalties.

As of December 31, 1996, there were 227 employees at the Greens Creek mine. The employees at the Greens Creek mine are not represented by a bargaining agent.

In 1996, the Company's portion of capitalized expenditures to redevelop the Greens Creek mine totaled $19.0 million. The Company's share of 1997 capitalized expenditures is estimated to be $2.0-$2.2 million. At December 31, 1996, the Company's interest in the net book value of the Greens Creek mine property and its associated plant and equipment was $77.9 million.

Even though historical production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, the Company used metal prices of $386 per ounce of gold, $5.20 (for the years 1997-
2001) and $5.50 (for the years 2001-2013) per ounce of silver, $0.38 per pound of lead and $0.52 (for the years 1997-2000) and $0.55 (for the years 2001-2013) per pound of zinc through 2013, the currently estimated end of commercial production. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices, process recoveries and smelter terms to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, the Company estimates that future cash and total production costs per ounce of silver produced over the remaining life of the mine would be $2.16 and $4.06, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. The principal reason that cash costs per ounce are assumed to be less than historical amounts is a forecasted increase in the grade of ore processed.

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

The estimated ore reserves for the Greens Creek mine are computed by Kennecott Greens Creek Mining Company's geology and engineering staff with technical support from Kennecott Corporation. Geologic interpretations and reserve methodology are reviewed, but the reserve compilation is not independently confirmed by the Company in its entirety. Information with respect to the Company's share of production, Proven and Probable ore reserves, and average cost per ounce of silver produced is set forth in the table below:

                                                      Years (Company's Interest (2))
                            ---------------------------------------------------------------------------------------------
Production                  1996(1)(29.7%)     1995(1)(29.7%)       1994(1)(29.7%)      1993(1)(29.7%)        1992(28%)
----------                  --------------     --------------       --------------      --------------       ------------
Ore milled (tons)                  42,737                - -                  - -             33,638            123,526
Silver (ounces)                   827,799                - -                  - -            551,107          1,959,368
Gold (ounces)                       3,086                - -                  - -              2,826              9,094
Zinc (tons)                         3,811                - -                  - -              3,453             11,385
Lead (tons)                         1,689                - -                  - -              1,298              4,650

Proven and Probable
Ore Reserves(3,4)
-----------------

Total tons                      2,642,000          2,585,000            2,585,000          1,911,000          3,422,000
Silver (ozs. per ton)                19.5               19.2                 19.2               16.0               12.7
Gold (oz. per ton)                   0.15               0.16                 0.16               0.14               0.13
Zinc (percent)                       12.6               13.1                 13.1               14.4               13.2
Lead (percent)                        4.6                4.7                  4.7                4.7                4.0
Contained gold (ozs.)             398,046            415,696              415,696            273,655            452,091
Contained silver (ozs.)        51,587,608         49,759,167           49,759,167         30,533,705         43,314,807
Contained zinc (tons)             333,849            338,042              338,042            274,894            453,169
Contained lead (tons)             120,096            122,696              122,696             90,467            138,430

Average Cost per
Ounce of Silver Produced
------------------------

Cash operating costs(5)               - -                - -                  - -             $ 5.11             $ 4.82
Total cash costs(5)                   - -                - -                  - -             $ 5.11             $ 4.82
Total production costs(5)             - -                - -                  - -             $ 7.16             $ 6.54

-------------------------------

(1)      Operations were suspended in April 1993 and restarted in July 1996.

(2)      The Company's  interest during the period of  active production in 1993 was 28.08%,  but was increased to  29.7331% by the time of the reserve determination.

(3)      For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

(4)      Ore reserves represent in-place material, diluted  and adjusted for expected mining recovery.  Process plant recoveries of ore reserve grades are expected to be 75% for silver, 72% for gold, 89% for  zinc and 84% for lead.  Payable recoveries of ore  reserve grades by smelters  and refiners are expected  to be 66% for silver, 58%  for gold, 69% for  zinc and 69% for lead.

(5)      The Greens  Creek mine recommenced operations  in July 1996,  on a start-up basis;  as such no cost per  ounce amounts are reported for 1996.

In 1993, drilling in the southwest area of the mine encountered an additional mineralized zone containing higher than mine average gold and silver content. Further drilling in the area in 1994 accounts for most of the increase in reserves between 1993 and 1994.

Following definition  drilling of the  Southwest ore  zone in 1995  and 1996,  a revised estimate of reserves was completed. The revised total ore reserve estimate has increased reserve tons, increased silver grade, reduced gold grade, and reduced zinc and lead grades.

GROUSE CREEK GOLD MINE - IDAHO

Operations at the Grouse Creek gold mine commenced in December 1994 and full production levels were achieved by June 1995. The Company's interest in the Grouse Creek mine production during 1996 amounted to 61,400 ounces of gold and 274,559 ounces of silver, representing the Company's approximate 80% interest.

The mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mineral rights comprising the Grouse Creek gold mine cover 9.1 square miles. The Grouse Creek gold mine consists of 18 patented lode mining claims and two patented placer claims, 43 unpatented millsite claims, and 17 unpatented lode claims for which patent applications are pending. With respect to the 17 unpatented lode claims, the Company has received the first half of a Mineral Entry Final Certificate. Upon certification by a United States Federal Mineral Examiner and issuance of patents for these claims, all of the current proven and probable reserves at the Grouse Creek gold mine will be located within patented mining claims. The remainder of the mineral rights in the Yankee Fork Mining District consist of 337 unpatented claims.

Two distinct ore  deposits have been identified  at the Grouse Creek  mine:  the
Sunbeam  deposit and the  Grouse deposit.   Both deposits are  mined by open pit
methods.

On February 8, 1994, the Company sold to Great Lakes a 20% undivided interest in the Company's Grouse Creek gold mine. Proceeds received from the sale, totaled $13.3 million, which represented the sales price of $6.8 million for 20% of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, and a fixed premium of $1.25 million, plus Great Lakes' pro-rata share of construction costs for Grouse Creek from July 1, 1993 through January 31, 1994. Pursuant to the acquisition and joint venture agreements, Great Lakes was required to fund its 20% pro-rata portion of all capital and operating costs.

During the third quarter of 1995 and continuing into the fourth quarter of 1995, the Grouse Creek mine experienced significantly higher than expected operating costs per ounce of gold produced and significantly less than expected operating margins resulting from higher than expected start-up costs and lower than expected gold ore grade. Mining indicated that mill grade ore occurs in thinner, less continuous structures than originally interpreted. The Company thus determined that a 1995 third quarter carrying value write-down totaling $97.0 million was required to properly reflect the net realizable value of its 80% interest in the Grouse Creek joint venture. The amount of the adjustment was based on the Company's carrying value of its 80% interest in the Grouse Creek mine in excess of the Company's share of estimated discounted future cash flows. A revised life-of-mine cash flow analysis was developed early in the fourth quarter of 1995 for this purpose which recognized the geologic complexity of the Sunbeam deposit as determined from mining experience and included a revised interpretation of the geologic data.

During the second quarter of 1996, an approximate two-month shutdown of milling operations and an approximate one-month shutdown of mining operations was required to enlarge the tailings impoundment. The impoundment reached capacity earlier than expected due to precipitation levels reaching 206% of normal during the late 1995 - early 1996 period, which resulted in significant inflows of water into the tailings pond and reduced the pond's capacity to hold tailings. The temporary shutdown of milling operations commenced in late April 1996, and mining operations ceased in late May 1996. Both mining and milling operations resumed on July 15, 1996.

Following the end of the third quarter of 1996, the Company completed metallurgical testing and economic analysis of the Grouse deposit which had been ongoing throughout 1996. Based on the information gathered during the evaluation period, as well as then current metals prices, the Company determined that the ore contained in the Grouse deposit was not economical at the then current metals prices, and the Company determined to suspend operations at the Grouse Creek mine. The mine will be placed on a care-and-maintenance status upon completion of mining at the Sunbeam pit which is estimated to occur during the second quarter of 1997. In connection with the decision to suspend operations, the Company determined that certain third quarter 1996 adjustments were required to properly reflect the Company's interest in the property at net realizable value totaling approximately $5.3 million and future severance, holding, reclamation, and closure costs totaling approximately $22.5 million.

The Company estimates that its share of total production at the Grouse Creek gold mine will be from 18,000 to 20,000 ounces of gold in 1997.

Pursuant to a November 27, 1995 agreement entered into between the Company and Great Lakes, past due cash calls totaling $2.2 million were forgiven by the Company in exchange for Great Lakes granting the Company certain warrants, which expire on December 31, 1997, to purchase Great Lakes' common stock and a royalty totaling $2.3 million payable out of 25% (75% after December 31, 1997) of the proceeds (in excess of cash operating requirements) from Great Lakes' share of Grouse Creek production.

On January 31, 1997, Great Lakes and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek project to the Company. Great Lakes retained a 5% defined net proceeds interest in the project. The Company has assumed 100% of the interests and obligations associated with the property.

Information with respect to the Company's interest in the Grouse Creek gold mine's production, Proven and Probable ore reserves, and average cost per ounce of gold produced as of the dates indicated are set forth in the following table:

                                                                   Years
                                  --------------------------------------------------------------------------
Production (approximate 80%)      1996(5)(6)       1995(4)         1994(3)           1993            1992
----------------------------      ----------       ---------     -----------      ----------       ---------
Ore milled                         1,398,795       1,564,176          70,912             - -             - -
Gold (ounces)                         61,400          66,887           2,093             - -             - -
Silver (ounces)                      274,559         541,532           8,763             - -             - -

Proven and Probable
Ore Reserves (1)(2)
--------------------

Total tons                           481,840       6,872,400      17,658,000      12,104,000      14,467,000
Gold (oz. per ton)                     0.040           0.044           0.041           0.055           0.057
Contained gold (ozs.)                 23,843         299,362         721,600         671,200         831,000
Silver (oz. per ton)                    0.30            1.25            0.92            1.07            1.21
Contained silver (ozs.)              179,042       8,571,140      16,206,080      12,972,800      17,474,000

Average Cost per Ounce
of Gold Produced:
----------------------

Cash operating costs                   $ 326           $ 344           $ 540           $ - -           $ - -
Total cash costs                       $ 326           $ 344           $ 540           $ - -           $ - -
Total production costs                 $ 383           $ 493           $ 730           $ - -           $ - -

-----------------------

(1)   1996, 1995,  1994, and  1993 Proven  and Probable  ore reserves  reflect only  the Company's  share (approximately  80%)
      pursuant to  the February 8, 1994,  sale of a 20%  interest in its Grouse  Creek mine.   If the Company had  only an 80%
      interest in  1992, the Company's  share of  contained gold and  silver would  have been  664,800 and  13,979,200 ounces, respectively.

(2)   For  Proven  and Probable  ore reserve  assumptions, including  assumed metals  prices, see  Glossary of  Certain Mining
      Terms.

(3)   The increase in  the Proven and  Probable ore  reserves from 1993  to 1994 was  principally due  to an  increase in  the
      metals price assumptions  used in 1994.   This increase  was partially offset  by a  decrease in the  Grouse underground
      reserves totaling  68,000  tons containing  53,000  ounces of  gold and  136,000  ounces of  silver.    The decrease  in
      underground  reserves was  necessary  when  1994 development  encountered  erratic mineralization  which was  previously estimated to be continuous.

(4)   Reserves at the property decreased from 1994 to 1995 for the following reasons:

      a)     During the  year, 1,365,200 tons  of ore containing  50,885 ounces of  gold and 884,385  ounces of silver were mined from  the Sunbeam  pit, and  18,408 tons of  ore containing  7,786 ounces  of gold  and 27,428 ounces of silver were mined from Grouse underground;

      b)     Recalculation  of  Sunbeam pit  reserves resulting  in  a decrease  of 2,348,880  tons of  ore containing
             115,207 ounces of gold and 580,702 ounces of silver;

      c)     Lower-than-expected tonnage  and grade in  the portion of the pit  mined in 1995 leading  to a production shortfall of 766,800 tons containing 33,660 ounces gold and 4,381 ounces of silver; and,




                                                               -19-






      d)     Increases in cutoff grade for the  Sunbeam and Grouse deposits, and decreases in mill recovery applied to the Grouse  deposit reserves to  match actual operating  cost and  recovery experience  at the  property, resulted in a reduction of 6,285,712 tons containing 214,700 ounces gold and 6,138,044 ounces silver.

(5)   The decrease in the ore  reserves from 1995 to 1996 is the result of mining  activity in 1996, and the determination in 1996, that mineralized  material contained in  the Grouse  deposit cannot be  mined and  processed economically  at current  metals prices, the result of which will be the suspension of operations at Grouse Creek scheduled for the second quarter of 1997.

(6)   On January 31, 1997, Great  Lakes and the Company entered into a letter  agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20%  interest in the Grouse Creek project  to the Company.  Great Lakes retained a  5%
      defined net proceeds interest in the  project.  As such, effective January 31, 1997,  the Company's interest in the remaining reserves is 100%.

The Sunbeam deposit uses conventional surface mining methods. Blasthole assays are used to determine ore grade material. The material is segregated and hauled by off-highway trucks to the mill. Waste material is hauled to a waste dump or used as construction material in the tailings dam. In the Sunbeam deposit, ore is mined on 20-foot benches. The milling process involves a 6,000-ton-per-day gold recovery facility. The recovery process involves crushing and grinding of the ore and recovering approximately 50% of the gold in a gravity circuit. The remaining gold and silver is dissolved in a weak sodium cyanide solution and recovered with carbon adsorption and Merrill-Crowe precipitation. Overall recoveries are currently estimated at 92% gold and 50% silver for ore from the Sunbeam deposit. A refinery on the property produces a gold/silver dore that is further processed by a commercial refiner. The tailings from the cyanide process are impounded in a 15.5 million ton capacity double-lined tailings pond. All permits for this facility are in good standing except for the Tailings Impoundment Storage Certificate, which expired in November 1996. The Company has submitted an outside consultant's stability analysis to the Idaho Department of Water Resources - Dam Safety Division; the report indicated that the embankment is stable. The State of Idaho has elected to perform additional studies, and if results from such studies are satisfactory, certification is expected in March 1997. Salmon River Electric Cooperative, Inc. provides electrical power to the Grouse Creek gold mine.

The Sunbeam deposit is being mined at a rate of 6,000 tons of ore per day at a current cut-off grade of 0.020 ounce per ton of gold equivalent and a stripping ratio of 2.8:1.

The approved mining and reclamation plans for the facility will remain in effect during the suspension period. During the period that the property is on a care-and-maintenance basis, reclamation activities will be undertaken as necessary to prevent degradation of the property. The milling facilities will be mothballed and maintained during the suspension period. Ultimately, at the completion of mining, the milling facilities will be removed and the foundations buried. Concurrent reclamation practices will be employed whenever possible. The original reclamation plan concepts have been approved by the appropriate state and federal agencies, and as new technology and new reclamation practices evolve, they will be evaluated and, when applicable, proposed to the appropriate agencies for approval.

As of December 31, 1996, there were 187 employees at the Grouse Creek gold mine. The employees are not represented by a bargaining agent.

AMERICAN GIRL MINE - CALIFORNIA

The Company acquired the American Girl gold mine in March 1994 as part of the Equinox Resources Ltd. (Equinox) acquisition. The mine property is located in Imperial County, California. The property includes three mining areas: the Padre-Madre area, the American Girl area, and the Oro Cruz area where production commenced in late 1995.

The mine is managed by MK Gold Company, the Company's joint venture partner. The Company has a 47% interest in the mine with MK Gold having the remaining 53% interest. MK Gold receives a monthly management fee of 2% of certain specified costs of the joint venture. Certain matters regarding the joint venture require the approval of the joint venture management committee which consists of two representatives of the Company and two representatives of MK Gold.

MK Gold announced plans for suspension of American Girl mine operations on September 5, 1996. The joint venture completed a thorough evaluation of shutdown and alternative operating strategies for the operation and determined no practical mining and processing methods could be developed which would justify continued operations. The remaining Oro Cruz underground reserves were not economical due to high development costs and the remaining surface reserves were not economical at current metals prices due to higher mining costs and stripping ratio than originally expected. As part of the suspension plan, the joint venture agreed to a modified program and budget for the remainder of 1996 which called for suspension of surface and underground mining in mid-September 1996. Crushing and milling operations ceased in mid-October 1996.

Reclamation activities began in September and limited exploration will continue into early 1997. Gold production is expected to continue through late 1997 as the heaps are leached and rinsed during reclamation. Full mine reclamation is expected to be completed by early 1999. Reclamation activity includes limited backfilling of mine pits, recontouring and revegetating pits and heap leach pads. Final reclamation will include removal of buildings and closure of underground mine openings. The reclamation and closure cost accruals at December 31, 1996, totaled $3.0 million.

The American Girl mine is held through a combination of patented and unpatented claims either owned outright or through leases. Properties are subject to underlying net smelter return royalties ranging from 3.5% to 12.5% depending upon the lessor, gold price and recovery of capital costs.

During production through October 1996, ore was processed by leaching and conventional milling facilities owned by the joint venture. Electric power is generated on-site by equipment owned by the joint venture. The full-time employment at the site as of December 31, 1996 was 30. Employees are not represented by a bargaining unit.

Information with respect to the Company's share of production, Proven and Probable ore reserves, and average cost per ounce of gold produced for the dates indicated are set forth in the table below:

                                                          Years
                                         --------------------------------------
      Production (47%)                     1996          1995            1994
      ----------------                   --------      ---------       --------
      Total ore processed (tons)          424,882        783,132        704,489
      Gold (ounces)                        21,214         21,489         30,624

      Proven and Probable
      Ore Reserves (47%)(1)
      ---------------------

      Total tons                              - -(3)   2,171,000(2)   3,428,000
      Gold (oz. per ton)                      - -          0.056          0.049
      Contained gold (ounces)                 - -        121,600        166,505

      Average Cost per Ounce
      of Gold Produced
      ----------------------

      Cash operating costs                  $ 480          $ 413          $ 323
      Total cash costs                      $ 503          $ 435          $ 344
      Total production costs                $ 582          $ 483          $ 367

      ------------------------------------

      (1) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

      (2) The decrease in the ore reserves from 1994 to 1995 is the result of mining activity in 1995, and the removal of low-grade tons from ore reserves as Phase I mining of the Tybo pit (low-grade pit) ceased ahead of schedule due to pit stability concerns.

      (3) The decrease in the ore reserves from 1995 to 1996 is the result of mining activity in 1996, and the determination that remaining mineralized material cannot be mined and processed economically, the result of which was the shutdown of the American Girl mine in 1996.

ROSEBUD GOLD PROJECT - NEVADA

The Rosebud gold project, in which the Company has a 50% interest, is located in the Rosebud Mining District, in Pershing County, Nevada, and was acquired by the Company through the merger with Equinox. The Rosebud gold project consists of a 100% interest in 3 patented lode mining claims and 712 unpatented lode mining claims (the Hecla Claims), and a 52% interest in 48 lode mining claims held under a joint venture with N.A. Degerstrom Inc. (the Degerstrom Claims). The total 772 claims cover approximately 15,950 acres and collectively comprise the "Rosebud Project." Patent application has been made on the 13 claims that contain all of the Proven and Probable ore reserves. The Rosebud Project may be reached from Lovelock, Nevada, by travelling northwest a distance of approximately 58 miles on an all weather gravel road. At December 31, 1996, Hecla's interest in the net book value of property, plant, and equipment at the Rosebud Project totaled $16.4 million.

On September 6, 1996, Hecla and Santa Fe entered into an agreement for a 50/50 joint venture to develop the Rosebud property. Pursuant to the agreement, a limited liability corporation was established to develop the Rosebud gold property with each party owning a 50% interest. Under the terms of the agreement, Hecla will manage the mining activities and ore will be hauled via truck approximately 100 miles to Santa Fe's Twin Creeks Pinon mill for processing. Total mine site capital expenditures to bring the mine into production are expected to be approximately $20-$25 million, of which $11.1 has been expended through December 31, 1996. Santa Fe funded the first $12.5 million of mine-site development and Santa Fe is also responsible, under the terms of the agreement, to fund costs of road and mill facility improvements. Santa Fe also contributed to the joint venture exploration property located near the Rosebud property, and will fund the first $1.0 million in exploration expenditures, and two-thirds of future exploration expenditures beyond the initial $1.0 million.

Construction and development activities to date have included development of a second portal to the mine, 2,500 feet of underground drifting, a six mile power line, an eight mile access road, and surface plant facilities necessary to support the underground operation. At December 31, 1996, surface plant facilities are approximately 85% complete. Construction and development activi-ties are expected to be completed and operations started early in the second quarter of 1997.

In 1993, Equinox sold for $2.5 million a 2.5% net smelter return royalty and an option to purchase an additional 1.5% net smelter return royalty on the property to Euro-Nevada Mining Corporation Inc. (Euro-Nevada). The option for the additional 1.5% royalty was exercised, by Euro-Nevada, in the fourth quarter of 1996. The proceeds of $2.5 million were retained by the Company under the terms of the agreement with Santa Fe.

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

In 1992, an additional 35,000 feet of drilling in 56 holes was completed on the Rosebud Project. This was followed by preliminary metallurgical studies and permit preparation for an advanced underground exploration program. The underground exploration program commenced in December 1993. During 1994, underground work included completion of 3,600 feet of drifting, 25,000 feet of underground diamond drilling, and 30,000 feet of surface diamond drilling designed to further delineate the orebody.

Permitting related work which began during 1994 was completed during 1996. All local permits have been obtained and construction commenced in the third quarter of 1996.

Following completion of construction and mine development activities, the mine is expected to commence operations in the second quarter of 1997, with the Company's share of gold production in 1997 expected to be approximately 38,000 to 43,000 ounces.

The following table presents the Proven and Probable ore reserves for the Rosebud Project as of the dates indicated:

                                                 Years
                          -----------------------------------------------------
                           1996(3)       1995(4)        1994(5)         1993
                          ---------      --------      ---------      ---------
Proven and Probable
Ore Reserves (1)(2)
-------------------
Total tons                  638,317     1,189,000      1,641,000      1,984,000
Gold (oz. per ton)            0.392         0.452          0.356          0.258
Contained gold (ozs.)       249,942       538,000        584,000        512,000
Silver (oz. per ton)           2.70          2.75           2.25           1.81
Contained silver (ozs.)   1,713,945     3,275,000      3,694,000      3,584,000

-----------------------

(1)   1996 Proven  and Probable  ore reserves reflect only  the Company's  share
      (50%) pursuant  to the September 6,  1996 sale  of a 50%  interest in  its
      Rosebud property.   If the Company  had only a 50% interest  in 1993, 1994
      and 1995, the Company's share of contained gold and silver would have been
      256,000 and 1,792,000 in 1993,  292,000 and 1,847,000 in 1994, and 269,000
      and 1,637,500 in 1995, respectively.

(2) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(3)   The decrease in tons  of Proven  and Probable ore  reserves and  decreased contained  gold in 1996  compared to 1995, is  principally attributable to
      the sale of  a 50% interest in the property.   Additionally, a decrease in
      the specific  gravity used  for calculating tonnage,  revised geologic and statistical interpretation based on in-fill drilling in the South Zone  of the  deposit, increased dilution  tonnage, and a decrease  in the dilution grade resulted in an increase in tons of Proven and Probable ore reserves, and a decrease in gold ore grade and contained gold ounces.

(4) The decrease in the tons of Proven and Probable ore reserves in 1995 compared to 1994 is attributable to refinement of the mine plan, cost estimates, and cut-off grade in connection with the feasibility study completed in November 1995.

(5) The decrease in the tons of Proven and Probable ore reserves in 1994 compared to 1993 is attributable to further delineation drilling of the orebody during 1994 which resulted in fewer reserve tons. However, this was more than offset by a higher average gold grade per ton.

As of December 31, 1996, there were 57 employees at the Rosebud Project. The employees at the Rosebud Project are not represented by a bargaining agent. The Rosebud Project uses power provided by Sierra Pacific Power.

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

There are many grades of ball clay which K-T Clay mines, processes and blends to meet the specifications and requirements of its various customers. Different uses may require mixtures of ball clay having substantially different physical properties, and K-T Clay, through many years of experience and ongoing research performed in its laboratories, possesses the expertise that enables it to respond to changes in customer requirements with minimal advance notice. The marketing of ball clays is directed from K-T Clay's headquarters in Mayfield, Kentucky and Nashville, Tennessee. K-T Clay's marketing personnel are trained in ceramic engineering or related technical fields, which also has enabled K-T Clay to respond to changes in its customer requirements.

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

There were 162 people employed by K-T Clay at its ball clay operations as of December 31, 1996. Some of the hourly employees are represented by the United Steelworkers of America. The employment of these employees is subject to a four-year labor agreement which expires on February 8, 2000. The net book value of the K-T ball clay division properties, plants and equipment was $8.6 million at December 31, 1996.

K-T CLAY DE MEXICO, S.A. DE C.V.

In 1993, K-T Clay completed construction of its clay slurry plant in Monterrey, Mexico, which now supplies clay slurry to the Mexican ceramics industry. Prior to construction, semi-dried clay was shipped to Mexico. The plant was built to provide our Mexican customers with a high-quality clay product, slurry, at an economical price and to ensure K-T was the vendor of choice in Mexico. Reducing freight costs, a bulk air-floated clay weighing substantially less than clay slurry is now shipped by rail from K-T Clay's domestic operations to the K-T Mexico slurry plant in Monterrey. The clay is blended to customer specifications and converted to a slurry form for final shipment to its customers in the region.

At December 31, 1996, the net book value of K-T Mexico's property and associated plant and equipment was $3.2 million. K-T Mexico utilizes electrical power from the local public utility. There were 19 people employed by K-T Mexico as of December 31, 1996, represented by the Industrial Labor Union of Nuevo Leon. The labor agreement is renegotiated every three years. The present labor agreement expires November 30, 1998.

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

The decline of the Mexican peso has not significantly impacted the results at K-T Mexico as both funding for operations and sales are denominated in dollars. Further declines in the Mexican peso, or accelerated levels of inflation in Mexico, could, however, adversely impact the Company's Mexican operations.

K-T CLAY KAOLIN DIVISION

K-T Clay acquired the kaolin operations and assets of Cyprus Minerals Company's clay division on February 17, 1989, including kaolin mines and plants at Deepstep and Sandersville, Georgia, and Aiken, South Carolina. On June 1, 1995, K-T Clay acquired the operation and assets of the Langley plant of JM Huber Corporation in Langley, South Carolina. Kaolin, or china clay, is a near white clay of sedimentary origin, and is consumed in a variety of end uses including ceramic whiteware, textile grade fiberglass, rubber and paper filler, and miscellaneous plastics, adhesives and pigment applications. Kaolin is a unique industrial mineral because of its wide range of chemical and physical properties. The K-T Clay kaolin division mines, processes, and blends numerous grades of clay to meet the specifications and requirements of its customers.

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

There were 119 people employed by K-T Clay at its kaolin division as of December 31, 1996, with less than 25% of the labor force being represented by the Cement, Lime, Gypsum and Allied Workers, Division of International Brotherhood of Boilermakers. The current labor contract at the Sandersville, Georgia operation expires on February 28, 1997.

Both the ball clay and kaolin divisions of K-T Clay's plants and equipment have been operational in excess of 28 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Clay property and its associated plant and equipment was $15.1 million as of December 31, 1996. K-T Clay utilizes power from several public utilities as well as local utility cooperatives located in the vicinity of K-T Clay's operating plants.

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

K-T Feldspar's plant and equipment have been operational in excess of 28 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Feldspar property and its associated plant and equipment was $4.9 million as of December 31, 1996. Carolina Power & Light Company, a regulated public utility, provides the electric power utilized for operations at K-T Feldspar.

There were 48 employees employed by K-T Feldspar as of December 31, 1996; none of whom are represented by a bargaining agent.

MOUNTAIN WEST PRODUCTS, INC.

The Company acquired the operations and assets of Mountain West in December 1993, including processing plants in Rexburg, Idaho and Superior, Montana. In April 1995, Mountain West purchased the assets of Western Bark Company, which included processing plants at Kamiah, Idaho, Osburn, Idaho, and Piedmont, South Dakota. Mountain West's primary business is the purchasing, processing and marketing of certain wood by-products from lumber milling operations in the western intermountain region. These products are sold as organic soil amendments, organic landscape mulches and organic decorative landscape ground cover.

The wood by-products are purchased by Mountain West and transported by truck for processing at its plants. The processing plants are owned by Mountain West and the sources of wood by-product supply are held under contracts. The lumber mills, which supply the wood by-products, are not owned by Mountain West Products. Mountain West's plants are located near the current sources of the raw materials to reduce transportation costs. The principal customers are lawn and garden retail outlets, lawn and garden product distributors and discount retail chain stores.

Most sales are in the western U.S. and take place in the first six months of the year due to the seasonality of the market. The plants have operated in excess of 16 years at Rexburg, eight years at Superior, nine years at Kamiah, six years at Piedmont, and four years at Osburn. In late 1996, the equipment and processing capacity of the Osburn plant was consolidated with the Superior plant due to close proximity of plants and operating efficiencies. All plants are maintained and upgraded continually and are in good working order. The net book value of the associated plant and equipment was approximately $5.9 million as of December 31, 1996.

Utah Power and Light, Montana Power Company, Idaho County Light, and Black Hills Power, provide electrical power utilized by the operations at Rexburg, Superior, Kamiah, and Piedmont, respectively.

Mountain West had 120 employees as of December 31, 1996; none of whom are represented by a bargaining agent.

COLORADO AGGREGATE COMPANY

CAC mines and sells volcanic rock (scoria) for use as briquettes in gas barbecue grills, as landscaping mulch and decorative ground cover, and paints gravel bedding which is used in aquariums. Volcanic scoria is a lightweight clinker-like material produced during gaseous volcanic eruptions that form cinder cones. These cones occur frequently in the geological environment but are unique by density, texture and color.

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

The Mesita mine is owned by CAC. Due to the seasonal nature of CAC's business, it is usually anticipated that most of its annual sales and profits will be generated in the first two quarters of each calendar year. The Company has over nine years of mineral reserves at the Mesita, Colorado, location and has developed in excess of eight years of mineral reserves at the Red Hill mine, in northern New Mexico, which is under lease from the Bureau of Land Management. CAC purchases the rock used for aquarium gravel.

CAC's plants and equipment have been operational in excess of 22 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $3.6 million as of December 31, 1996. Public Service Company of Colorado and San Luis Valley Rural Electric Cooperative provide the electric power utilized for operations at CAC.

CAC had 67 employees as of December 31, 1996; none of whom are represented by a bargaining agent.

PROPERTIES ON STANDBY

GENERAL

Various mining operations of the Company have been placed on a standby basis. Placing a mining property on a standby basis during periods of depressed metals prices, thereby preserving a depletable asset, is common in the mining industry. The significant properties on standby at December 31, 1996, are described below.

REPUBLIC MINE - REPUBLIC, WASHINGTON

The Company owns the Republic mine located in the Republic Mining District near Republic, Washington, which consists of several associated properties, a mill and ancillary surface facilities. In February 1995, the Company completed operations at the Republic mine and has commenced reclamation work in connection with the mine and mill closure. The Company's land position in the Republic area consists of approximately five square miles. In August 1995, the Company entered into an agreement with Santa Fe to explore and develop the Golden Eagle deposit on the Republic mine property. Santa Fe conducted extensive exploration on the property and in the third quarter of 1996 entered into a joint venture agreement concerning the property. Santa Fe paid Hecla $2.5 million for an immediate 75% interest in the joint venture. Santa Fe is required to fund all expenditures required at the Golden Eagle through the feasibility stage.

In 1994, the Company recorded an additional reclamation and closure costs accrual of $7.3 million. At December 31, 1996, the accrued reclamation and closure costs balance totaled $6.4 million. Reclamation and closure efforts commenced in 1995. During 1996, no additional reclamation expense was recorded. Reclamation and closure costs expenditures totaling approximately $0.5 million during 1996 were charged against the previously established reclamation and closure cost accrual.

Also in 1994, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect the estimated net realizable value of the Republic mine's property, plant and equipment. The adjustments totaled $7.2 million as a write-down of property, plant, equipment, and supplies inventory of the Republic mine. The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 1996.

There were four people employed by the Company at the Republic mine at December 31, 1996. Employees at Republic are not represented by a bargaining agent.

CACTUS MINE - CALIFORNIA

The Cactus mine consists of approximately 1,300 acres of leasehold lands, mining claims and millsites, located approximately 85 miles northeast of Los Angeles, California, in the Mojave Mining District. The property is readily accessible year-round by all-weather roads. The Company currently has a 63.75% effective interest in Cactus Gold Mines Company (Cactus) and manages Cactus' two open-pit heap leach mines, the Middle Buttes and Shumake. The Company, as manager of Cactus, receives a management fee equal to 2% of net revenues of Cactus as defined in the mining venture agreement and is reimbursed for costs incurred on behalf of Cactus.

The Middle Buttes mine began production in August 1986. During 1991, mining operations were completed at the Middle Buttes mine, and the remaining ore with recoverable gold was processed. Rinsing of the heap was completed in 1995, followed by drain-down and verification sampling in 1996. Reclamation of the Middle Buttes heap is scheduled for 1997. Development of the Shumake mine was completed in November 1988, with commercial production beginning in December 1988. Mining operations at the Shumake mine were completed in February 1992. Nominal gold production is expected during 1997 as the Shumake heap rinsing activity is completed. Reclamation of the Shumake heap is presently scheduled for 1998. No additional reclamation expense was recognized in 1996.

The book value of the Company's interest in the Cactus mine property and its associated plant and equipment was fully depreciated as of December 31, 1993. Southern CalEdison supplies electrical power to the Cactus mine. As of December 31, 1996, there were nine employees at the Cactus mine. Employees at the Cactus mine are not represented by a bargaining agent.

Cactus is owned 75% by Middle Buttes Partners Limited (MBPL) and 25% by Dakota Mining Corporation (Dakota). MBPL is a limited partnership in which the Company is both the sole general partner (52.50%) and a limited partner (11.25%). The Company, as general partner of MBPL, receives 75% of the production from Cactus subject to payment of 11.25% of the net cash flows to the other limited partner of MBPL.

YELLOW PINE - IDAHO

The Yellow Pine gold mine is located in Valley County, Idaho, about 50 miles east of McCall in central Idaho, and is accessed by secondary roads and air. The property consists of 26 patented claims which are held by the Company under lease from the Bradley Mining Company of San Francisco, California, and 57 unpatented claims. The lease provides for production royalties equal to 6% of net smelter returns plus 10% of cumulative cash flow, and also provides for a minimum royalty payment of $3,500 per month reduced by current production royalties. Production from the oxide mineralization ceased in 1992; the operation has been undergoing reclamation since that time. Mineralized sulfide material, estimated at between 15 and 20 million tons containing approximately
0.09 ounce of gold per ton, is also located on the property. In 1996, the Yellow Pine property was combined with adjacent property owned by Dakota increasing the combined resource to approximately two million ounces of gold. The Company and Dakota continue to seek other parties interested in the further exploration and development of this extensive gold-bearing deposit. The net book value of the Yellow Pine property, plant and equipment as of December 31, 1996, was approximately $0.2 million.

EXPLORATION

The Company conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. The Company owns or controls patented and unpatented mining claims, fee land, mineral concessions, and state and private leases in six states in the United States and two Mexican states. The Company's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, and (3) advanced-stage exploration acquisition opportunities. The Company is currently concentrating its exploration activities at the Lucky Friday and Greens Creek silver mines, the Rosebud property, in which the Company maintains a 50% interest, the La Choya mine, and gold properties in Mexico including the Pinos, La Jojoba and Porvenir properties. The Company remains active in other exploration areas and is seeking advanced-stage acquisition opportunities principally in the United States and Mexico.

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

Properties are continually being added to or dropped from this inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 1996, 1995 and 1994 were approximately $4.8 million, $7.1 million and $8.4 million, respectively. Exploration expenditures for 1997 are estimated to be approximately $4.0 to $5.0 million, although the Company is currently evaluating a number of opportunities that could potentially increase this range by an additional $2.0 to $4.0 million.

HEDGING ACTIVITIES

The Company's policy guidelines for hedging gold and silver production permit management to utilize various hedging mechanisms for up to 50% of the Company's annual estimated available metal production. Hedging contracts are restricted to no longer than 24 months without the Board of Directors' approval and will be spread among a number of available customers. At December 31, 1996, the Company had 37% of 1997 budgeted gold production hedged utilizing forward sales contracts and option contracts. There were no hedging contracts for silver outstanding. The Company's policy with respect to lead and zinc hedging permits management to hedge 30% of estimated annual production of lead and zinc for periods not to exceed 12 months. None of the aforementioned activities have been entered into for speculative purposes at December 31, 1996. For further discussion regarding hedging activities, see Notes 1 and 2 of Notes to Consolidated
Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INDUSTRY SEGMENTS

Financial information with respect to industry segments is set forth in Note 9 of Notes to the Consolidated Financial Statements.

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

Environmental laws and regulation may also have an indirect impact on the Company, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by smelters to which the Company sells its metallic concentrates and products have substantially increased over the past several years because of requirements that smelters meet revised environmental quality standards. The Company has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to the Company was significantly reduced because of environmental requirements, it is possible that the Company's silver operations could be adversely affected.

The Company is also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (CERCLA or
Superfund) which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

LEGISLATION

During the past four years, the U.S. Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the General Mining
Law), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one year moratorium on processing of new patent applications was approved. In addition, legislation to further amend the General Mining Law that was introduced in the U.S. Congress during 1996 is expected to be reintroduced in 1997. The legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on the modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands.

EMPLOYEES

As  of December 31, 1996,  the  Company and  its  subsidiaries employed    1,254
people.

INVESTMENT CONSIDERATIONS

The following Investment Considerations, together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in the Company's securities.

RECURRING LOSSES

The Company has experienced losses from operations for each of the last six years. For the year ended December 31, 1996, the Company reported a net loss of approximately $32.4 million (before preferred dividends of $8.1 million) or $0.63 per share of Common Stock compared to a net loss of approximately $101.7 million (before preferred stock dividends of $8.1 million) or $2.11 per share of Common Stock for the year ended December 31, 1995. The 1996 decreased net loss was due to a variety of factors, the most significant of which was the write-down of the Company's interest in the Grouse Creek mine in the third quarter of 1995 totaling $97.0 million, compared to 1996 adjustments totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments for property, plant and equipment and certain assets at the Grouse Creek and American Girl mines. If the Company's estimates of the market prices of gold, silver, lead and zinc are realized in 1997, the Company expects to record income or (loss) in the range of a $(2.0) million loss, to income of $2.0 million, after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1997. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1997 will be as projected.

METAL PRICE VOLATILITY

Because a significant portion of the Company's revenues are derived from the sale of gold, silver, lead and zinc, the Company's earnings are directly related to the prices of these metals. Gold, silver, lead and zinc prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing re-gions. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the Company to predict. If the market price for these metals falls below the Company's full production costs and remains at such level for any sustained period, the Company will experience additional losses and may determine to discontinue the development of a project or mining at one or more of its properties. While the Company has periodically used limited hedging techniques to reduce a portion of the Company's exposure to the volatility of gold, silver, lead and zinc prices, there can be no assurance that it will be able to do so as effectively in the future (see Hedging Activities).

The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, and each year thereafter through 1996.

                  1980        1985      1990      1991      1992      1993       1994      1995      1996
                 -------    -------   -------   -------   -------   -------    -------   -------   -------
Gold(1)
  (per oz.)      $612.56    $317.26   $383.46   $362.18   $343.73   $359.77    $384.01   $384.16   $387.70
Silver(2)
  (per oz.)        20.63       6.14      4.82      4.04      3.94      4.30       5.28      5.19      5.18
Lead(3)
  (per lb.)         0.41       0.18      0.37      0.25      0.25      0.18       0.25      0.29      0.35
Zinc(4)
  (per lb.)         0.34       0.36      0.69      0.51      0.56      0.44       0.45      0.47      0.46

----------------------------
(1)   London Final.
(2)   Handy & Harman.
(3)   London Metals Exchange -- Cash.
(4)   London Metals Exchange -- Special High Grade -- Cash.

VOLATILITY OF METALS PRODUCTION

The Company's future gold production will be dependent upon the Company's success in developing new reserves, including the development of the Rosebud gold project, in which the Company maintains a 50% interest, as well as exploration efforts (see Project Development Risks and Exploration). The Company's future silver production will be dependent upon the Company's success in developing new reserves, including the continued development of the Lucky Friday expansion project. If metals prices decline, the Company could determine that it is not economically feasible to continue development of a project or continue commercial production at some of its properties (see Metal Price Vola-tility).

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

The Company's current Development Projects include the Rosebud project, in which the Company maintains a 50% interest, and the Lucky Friday expansion project (formerly referred to as the Gold Hunter project) located adjacent to the Company's Lucky Friday mine. The Company's share of remaining development and construction cost requirements to bring the Rosebud joint venture project into commercial production are estimated to be in the $10.0-$11.0 million range. The Company estimates development and construction costs of $12.0-$14.0 million for the Lucky Friday expansion project. The Company's estimated capital expenditures are based upon currently available data and could increase or decrease depending upon a number of factors. Some such factors are that con-struction activities for certain Development Projects may not commence until the Company has completed a final feasibility study and detailed engineering, secured additional financing and/or environmental approvals. If capital expenditures exceed current estimates, secondary financing may be required. Moreover, there can be no assurance that such additional or secondary financing will be available. The commencement of construction activities at such Development Projects also depends on the receipt of all necessary permits and regulatory approvals. There can be no assurance, however, that all of the necessary permits and regulatory approvals required for such Development Projects will be issued in the time frame contemplated by the Company.

Should the Company incur project development and construction costs as estimated, the Company anticipates that it will fund its currently estimated capital requirements for 1997 with operating cash flow, borrowings under its credit facility, and other potential financing arrangements. As market circumstances permit, the Company may seek to finance certain of its cash requirements through the sale of equity or debt securities, as appropriate.

There can be no assurance that the Company will be able to obtain the necessary financing, or, if the necessary financing is obtained, that it will be obtained on favorable terms.

RESERVES

The ore reserve figures presented in this Form 10-K are, in large part, estimates made by the Company's technical personnel, and no assurance can be given that the indicated level of recovery of these metals will be realized. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience. Market price fluctuations of the various metals mined by the Company, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of orebodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.

The metal prices used to determine ore reserves at a particular mine are typically estimated by the company managing the mine. These metal prices may vary, depending on each company's assessment of metal prices over the near term and other factors that such company believes relevant. The Company estimates metals prices for its ore reserve calculations, which approximate current market prices, but these metal prices may vary from current market prices based on a number of factors likely to influence metal prices over the near term. For Proven and Probable ore reserve assumptions, including assumed metal prices, see Glossary of Certain Mining Terms.

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

JOINT DEVELOPMENT AND OPERATING ARRANGEMENTS

The Grouse Creek gold mine, the Greens Creek mine, and the American Girl gold mine are (or were) operated through joint ventures. The Company owns an un-divided interest in the assets of the ventures. The Company's Rosebud project is operated through a Limited Liability Company (LLC) with the Company holding 50% of the interest in the LLC. The LLC arrangement operates similar to joint venture arrangements. Under the joint venture and LLC agreements, the joint participants, including the Company, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of a joint venture or LLC agreement (including as a result of insolvency), the Company could incur losses in excess of its pro rata share of the joint venture. In the event any participant so defaults, each agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting parties' share of products, or its joint venture interest in the properties to satisfy the obligations of the defaulting partici-pant. Based on the information available to the Company, the Company has no reason to believe that its joint venture or LLC participants with respect to the Greens Creek, American Girl, and Rosebud properties will be unable to meet their financial obligations under the terms of the respective agreements. On January 31, 1997, Great Lakes Minerals Inc. (Great Lakes) and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' 20% interest in the Grouse Creek project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. The Company has assumed 100% of the interests and obligations associated with the property.

The Company currently estimates its share of its remaining development and construction costs at the Rosebud project to be $10.0 million to $11.0 million in 1997. The Company's estimates of its development costs and capital expenditures assume that its joint venture participants will not default in their obligations to contribute their respective portions of such costs and expenditures.

Generally, the manager for a particular project controls day-to-day operating decisions and most other major decisions for the project. Disagreement with a joint venture participant as to the major decisions affecting a project's operations may have an adverse impact on the project. Should the Company incur joint venture development and construction costs as estimated, the Company anticipates that it will fund a substantial portion of its currently estimated capital requirements for 1997 with operating cash flow, borrowings under its credit facility, and other potential financing arrangements. As market circumstances permit, the Company may seek to finance certain of its cash requirements through the sale of equity or debt securities, as appropriate. There can be no assurance that the Company will be able to obtain the necessary financing, or, if the necessary financing is obtained, that it will be obtained on favorable terms.

COMPETITION FOR PROPERTIES

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

FOREIGN OPERATIONS

The Company's La Choya gold mine is located in Sonora, Mexico and the Company's K-T Mexico clay slurry plant is located in Monterrey, Mexico. The Company also has exploration projects and mining investments in Mexico and Canada. Such projects and investments could be adversely affected by exchange controls, currency fluctuations, political risks, taxation and laws or policies of either foreign countries or the United States affecting foreign trade, investment and taxation, which, in turn, could affect the Company's current or future foreign operations.

GLOSSARY OF CERTAIN MINING TERMS

     BALL CLAY -- A fine-grained, plastic, white firing clay used principally for bonding in ceramic ware.

     CASH OPERATING COSTS -- Includes all direct and indirect operating cash costs incurred at each operating mine, excluding royalties and mine production taxes.

     CASH OPERATING COSTS PER OUNCE -- Calculated based upon total cash operating costs, as defined herein, net of by-product revenues from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

     DECLINE -- An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

     DEVELOPMENT -- Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

     DILUTION -- The amount of waste which must be mined along with the ore in order to obtain the ore.

     DORE -- Unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined to almost pure metal.

     EXPLORATION -- The searching for ore, usually by geological surveys, geophysical prospecting, drilling, surface or underground headings, drifts, or tunnels.

     FELDSPAR -- A crystalline mineral consisting of aluminum silicates and other elements that is an essential ingredient for the ceramics industry, and also is used in the glass and paint industries.

     GRADE -- The average assay of a ton of ore, reflecting metal content.

     HEAP LEACHING -- A process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

     KAOLIN -- Also known as china clay, kaolin is a white alumina-silicate clay used in porcelain, paper, plastics, rubber, paints, and many other products.

     MILL -- A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal.

     MINERAL-BEARING MATERIAL -- Material for which quantitative estimates are based on inferences from known mineralization, or on drill-hole samples too few in number to allow for classification as Probable ore reserves.

     MINERALIZATION - The process by which a mineral or minerals are introduced into a rock, resulting in a valuable deposit.

     ORE -- A mixture of valuable minerals and gangue (valueless minerals) from which at least one of the minerals or metals can be extracted at a profit.

     OREBODY -- A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

     PATENTED MINING CLAIM -- A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

     PROVEN AND PROBABLE ORE RESERVES -- Reserves that reflect estimates of the quantities and grades of mineralized material at the Company's mines which the Company believes can be recovered and sold at prices in excess of the total cash cost of production. The estimates are based largely on current costs and on projected prices and demand for the Company's products. Mineral reserves are stated separately for each of the Company's mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. The Company's estimates of proven and probable reserves for the Lucky Friday mine, the Grouse Creek mine and the La Choya mine at December 31, 1996 and 1995 are based on gold prices of $386 and $390 per ounce, silver prices of $5.20 and $5.50 per ounce, lead prices of $0.38 and $0.33 per pound, and zinc prices of $0.52 and $0.50 per pound, respectively. Proven and Probable ore reserves for the Rosebud project at December 31, 1996 and 1995 are based on gold prices of $386 and $395 per ounce and silver prices of $5.20 and $5.60 per ounce, respectively. Proven and Probable ore reserves for the Greens Creek and American Girl mines are based on calculations of reserves provided to the Company by the operators of these properties that have been reviewed but not independently confirmed by the Company. Kennecott Greens Creek Mining Company's estimates of proven and probable reserves for the Greens Creek mine as of December 1996 and

     1995 are derived from successive generations of reserve and feasibility analyses for three different areas of the mine each using a separate assessment of metal prices. The prices used were:

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

     TOTAL CASH COSTS -- Includes all direct and indirect operating cash costs incurred at each operating mine.

     TOTAL CASH COSTS PER OUNCE -- Calculated based upon total cash costs, as defined herein, net of by-product revenues from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

     TOTAL PRODUCTION COSTS -- Includes total cash costs, as defined, plus depreciation, depletion and amortization relating to each operating mine.

     TOTAL PRODUCTION COSTS PER OUNCE -- Calculated based upon total production costs, as defined, net of by-product revenues earned from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

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

The general corporate office of the Company is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. The Company also owns and has subdivided approximately 70 adjacent acres presently held for sale.

The administrative offices of the Company's ball clay, kaolin and feldspar operations are located in Mayfield, Kentucky, and Nashville, Tennessee. Additionally, there are general offices and laboratory facilities at each operating location. The Company also owns approximately 1,600 acres of land principally for use in connection with milling and storage operations for the industrial minerals operations. The administrative offices of K-T Clay de Mexico are located with the clay slurry processing facility on a parcel of land near Monterrey, Mexico.

The general offices of Colorado Aggregate Inc. are located in Rexburg, Idaho. The Company owns a parcel of land of approximately 20 acres in the vicinity of Blanca, Colorado, on which are located building, storage and shipping facilities utilized in its scoria business, and a bagging plant for landscape scoria. An additional bagging facility, utilized for scoria briquettes, is located at San Acacio, Colorado.

The general  offices of  Mountain West  Products, Inc.  are located  in Rexburg,
Idaho.   Processing  facilities are  located in  Rexburg, Idaho,  Kamiah, Idaho,
Superior, Montana, and Piedmont, South Dakota.

ITEM 3.   LEGAL PROCEEDINGS.

Contingencies

Bunker Hill

In October 1989, and again in February 1990, the Company was notified by the Environmental Protection Agency (EPA) that the EPA considered the Company a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund) at the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill Site). In February 1994, the Company and three other mining companies, as PRPs, entered into a Consent Decree with the EPA and the State of Idaho pursuant to which the Company and two of the three companies signing the decree agreed to implement remediation work at a portion of the Bunker Hill Site. The remediation has primarily involved the removal and replacement of lead-contaminated soils in residential yards within the site and is estimated to be completed by the participating mining companies over the period of the next four to six years. The Consent Decree also provides for the mining companies to reimburse the EPA for a portion of the government's past costs incurred at the Bunker Hill Site. The Consent Decree was approved and entered by the Federal District Court in Idaho on November 17, 1994. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. Based upon the terms of the Consent Decree and an agreement between the participating mining companies relating to the allocation of the cost for work under the Consent Decree, the Company has estimated and established a total allowance for liability for remedial activity costs at the Bunker Hill Site of $9.4 million as of December 31, 1996. As with any estimate of this nature, it is reasonably possible that the Company's recorded estimate of this obligation may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of this decision, the Court in the natural resource damage litigation stayed the court proceedings in the natural resource damage litigation until a final decision is made on the question of the Tribe's ownership. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court accepted the appeal from the 9th Circuit Court decision to the U.S. Supreme Court. A decision in the case is expected by approximately June 1997. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October 1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

- U.S. Government Claims

On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against the Company and other mining companies who conducted historic mining operations in the Silver Valley of northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

- State of Idaho Claims

On March 22, 1996, the Company entered into an agreement (the Agreement) with the State of Idaho pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

With respect to the Basin litigation, the Company increased its accrual for closed operations and environmental matters by approximately $2.7 million in 1996. At December 31, 1996, the Company's accrual for remediation activity in the Basin totals $2.2 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

Insurance Coverage Litigation

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of December 31, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Star Phoenix

In June 1994, a judgment was entered against the Company in the Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning mine property. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The judgement was appealed to the Idaho State Supreme Court which heard arguments in April 1996 and is expected to render its opinion in the near future. Post-judgment interest will accrue during the appeal period. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1996, and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5.   MARKET  FOR THE  REGISTRANT'S  COMMON EQUITY  AND RELATED  STOCKHOLDER
          MATTERS.

    (a) (i) Shares of the Common Stock are traded on the New York Stock Exchange, Inc., New York, New York.

        (ii) The price range of the Common Stock on the New York Stock Exchange for the past two years was as follows:

                                  First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------

               1996 - High        $ 9.50    $ 8.38    $ 7.50    $ 6.75
                    - Low           7.00      7.00      5.63      5.50
               1995 - High       $ 11.75   $ 12.25   $ 12.88   $ 12.38
                    - Low           8.63     10.13     10.13      6.63


    (b) As of December 31, 1996, there were 11,299 holders of record of the Common Stock.

    (c) There were  no Common Stock cash  dividends paid in  1996 or 1995.   The
        amount and frequency of cash dividends are significantly influenced by metals prices, operating results and the Company's cash requirements.

ITEM 6. SELECTED FINANCIAL DATA.
        (dollars in thousands except for per-share amounts)

                                                  Years Ended December 31,
                                  ---------------------------------------------------------
                                    1996        1995        1994        1993        1992
                                  ---------   ---------   ---------   ---------   ---------
Total revenue                     $ 166,882   $ 159,704   $ 130,569   $  96,060   $ 113,986
                                  =========   =========   =========   =========   =========

Loss before cumulative
  effect of changes in
  accounting principles           $ (32,354)  $(101,719)  $ (24,613)  $ (17,782)  $ (55,173)
Cumulative effect of changes in
  accounting principles                 - -         - -         - -         - -        (103)
                                  ---------   ---------   ---------   ---------   ---------

Net loss                            (32,354)   (101,719)    (24,613)    (17,782)    (55,276)
Preferred stock dividends            (8,050)     (8,050)     (8,050)     (4,070)        - -
                                  ---------   ---------   ---------   ---------   ---------
Loss applicable to
  common shareholders             $ (40,404)  $(109,769)  $ (32,663)  $ (21,852)  $ (55,276)
                                  =========   =========   =========   =========   =========

Loss per common share
  before cumulative effect of
  changes in accounting principles
  and after preferred stock
  dividends                       $   (0.79)  $   (2.28)  $   (0.74)  $   (0.58)  $   (1.59)
                                  =========   =========   =========   =========   =========

Loss per common share             $   (0.79)  $   (2.28)  $   (0.74)  $   (0.58)   $  (1.59)
                                  =========   =========   =========   =========    ========

Total assets                      $ 268,393   $ 258,190   $ 334,582   $ 346,153   $ 236,130
                                  =========   =========   =========   =========   =========

Long-term debt - Notes and
  contracts payable               $  38,208   $  36,104   $   1,960   $  50,009   $  71,219
                                  =========   =========   =========   =========   =========

Cash dividends per common share   $     - -   $     - -   $     - -   $     - -   $     - -
                                  =========   =========   =========   =========   =========

Cash dividends per preferred
  share                           $    3.50   $    3.50   $    3.50   $    1.77   $     - -
                                  =========   =========   =========   =========   =========

Common shares issued             51,199,324  48,317,324  48,144,274  40,320,761  36,324,517

Shareholders of record               11,299      12,210      13,196      13,549      14,859

Employees                             1,254       1,259       1,204         919         826

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(1)

INTRODUCTION

Hecla Mining Company (Hecla or the Company) is primarily involved in exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. As such, the Company's revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the following descriptions, where there are changes that are attributable to more than one factor, the Company presents each attribute in descending order relative to the attribute's importance to the overall change.

Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as the Company's Rosebud joint-venture project) and future projects, the impact of metals prices and metal production volatility, changing market conditions and the regulatory environment and the other risks detailed below and elsewhere in this Form 10-K (see "Investment Considerations" of Part I, Item 1 of this Form 10-K) and from time to time, as necessary, in the Company's periodic reports filed with the Securities and Exchange Commission. As a result, actual results may differ materially from those projected or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements as circumstances change or develop.

The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1996. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1997, the Company expects to record income or (loss) in the range of a $(2.0) million loss to $2.0 million income after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1997. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of

---------------------
(1) For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1 of this Form 10-K, page 46.

operations for 1997 will be as projected (see "Investment Considerations" of Part I, Item 1 of this Form 10-K).

The variability of metals prices requires that the Company, in assessing the impact of prices on recoverability of its metals segment assets, exercise judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. This evaluation includes a review of estimated future net cash flows against the carrying value of the Company's assets. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future production and market conditions.

At the Company's Grouse Creek mine in which Hecla had an 80% interest in 1996, following the end of the third quarter of 1996, the Company completed metallurgical testing and economic analysis of the Grouse deposit which had been ongoing throughout 1996. Based on the information gathered through such period, as well as then current metals prices, the Company determined that the ore contained in the Grouse deposit was not economical at the then current metals prices, and the Company determined to suspend operations at the Grouse Creek mine. The mine will be placed on a care-and-maintenance status upon completion of mining at the Sunbeam pit which is estimated to occur during the second quarter of 1997. In connection with the decision to suspend operations at the Grouse Creek mine, the Company determined that certain third quarter 1996 adjustments were required to properly reflect the Company's interest in the property at net realizable value totaling approximately $5.3 million and future severance, holding, reclamation, and closure costs totaling approximately $22.5 million.

On January 31, 1997, Great Lakes Minerals Inc. (Great Lakes) and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. The Company has assumed 100% of the interests and obligations associated with the property.

In September 1996, the Company announced that the operator of the American Girl gold mine, in which the Company has a 47% joint-venture interest, had determined that operations at the American Girl mine would be suspended effective November 4, 1996. During the first six months of 1996 and continuing into the third quarter of 1996, the American Girl gold mine experienced significantly higher than anticipated operating costs and lower than expected recovered gold ore grade. Based on its periodic review of the carrying value of the Company's mining properties, the Company determined that a third quarter carrying value adjustment totaling $7.6 million was required to properly reflect the estimated net realizable value of its interest in the American Girl joint venture. The amount of the adjustment was based on the Company's carrying value of its interest in the American Girl mine in excess of estimated discounted future cash flows. In addition to the carrying value adjustment, the Company also recorded a $0.3 million provision for closed operations to increase the Company's recorded liability for reclamation and closure costs to its estimate of its interest in future closure and reclamation costs at the American Girl mine.

In 1996, Hecla and Santa Fe Pacific Gold Corporation (Santa Fe) entered into an agreement for a 50/50 joint venture to develop the Company's Rosebud property in Pershing County, Nevada. Pursuant to the agreement, a limited liability corporation was established, with each party owning a 50% interest, to develop the Rosebud gold property, which is an underground, oxide gold deposit. Under the terms of the agreement, Hecla will manage the mining activities and ore will be trucked approximately 100 miles to Santa Fe's Twin Creeks Pinon mill for processing. Total mine-site capital expenditures are currently estimated to be approximately $20.0-$25.0 million. Under the terms of the joint venture, Santa Fe is responsible for funding the first $12.5 million of mine-site development costs plus road and mill facility improvements. Santa Fe also contributed to the joint venture exploration property located near the Rosebud property, and will fund the first $1.0 million in exploration expenditures, and two-thirds of future expenditures beyond the initial $1.0 million for further exploration efforts at the project.

Following the decision to develop the Rosebud project, Euro-Nevada Mining Corporation Inc. (Euro-Nevada) exercised its option to purchase an additional 1.5% Net Smelter Return (NSR) royalty from the Company for $2.5 million. The Company received and recorded a gain of $2.5 million in the fourth quarter of 1996 from this transaction, and Euro-Nevada now holds a 4% NSR royalty on production from the Rosebud property. Production at the Rosebud joint-venture project is expected to begin in May 1997.

In connection with signing the Rosebud joint-venture agreement, a separate joint-venture agreement concerning the Golden Eagle property in Ferry County, Washington, was entered into between Hecla and Santa Fe. Santa Fe paid Hecla $2.5 million for an immediate 75% interest in the Golden Eagle joint venture. The Company recorded a gain on the transaction totaling $0.6 million. In addition, Santa Fe is obligated to fund all expenditures required at the Golden Eagle through the feasibility stage.

In July 1996, operations recommenced at the Greens Creek silver mine in Alaska. Grinding and flotation circuit activities in the mill commenced ahead of schedule. The Company holds a 29.73% interest in the mine through a joint venture with Kennecott Greens Creek Mining Company, the operator of the property. Production levels continued to increase following the recommencement of operations in July 1996, and full production levels were achieved in January 1997.

In 1997, the Company expects to produce between 145,000 and 157,000 ounces of gold compared to actual 1996 gold production of approximately 169,000 ounces of gold. The 1997 estimated gold production includes 69,000 to 72,000 ounces from the Company's La Choya mine, 38,000 to 43,000 ounces from the Company's interest in the Rosebud mine, 18,000 to 20,000 ounces from the Company's Grouse Creek mine, 20,000 to 22,000 ounces from the Company's interest in the Greens Creek mine and other sources. The Company's share of silver production for 1997 is expected to be between 5.7 and 6.2 million ounces compared to 1996 production of approximately 3.0 million ounces. The 1997 estimated silver production includes
2.1 to 2.3 million ounces from the Lucky Friday mine, 3.4 to 3.7 million ounces from the Company's interest in the Greens Creek mine and an additional 0.2 million ounces from other sources.

In 1996, the Company shipped approximately 1,072,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to increase in 1997 to approximately 1,095,000 tons. Additionally, the Company expects to ship approximately 930,000 cubic yards of landscape material from its Mountain West Products subsidiary in 1997 compared to 996,000 cubic yards in 1996.

RESULTS OF OPERATIONS
---------------------

1996 vs 1995

The Company incurred a net loss of approximately $32.4 million ($0.63 per common share) in 1996 compared to a net loss of approximately $101.7 million ($2.11 per common share) in 1995. After $8.1 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for 1996 was approximately $40.4 million, or $0.79 per common share compared to $109.8 million, or $2.28 per common share in 1995. The 1996 decreased loss was due to a variety of factors, the most significant of which was the write-down of the Company's interest in the Grouse Creek mine in the third quarter of 1995 totaling $97.0 million, compared to 1996 adjustments totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments for property, plant, and equipment and certain other assets at the Grouse Creek and American Girl mines.

Sales of the Company's products increased by approximately $6.6 million, or 4.4%, in 1996 as compared to 1995, principally the result of (1) increased product sales totaling approximately $16.8 million, most notably from the industrial minerals operations where shipment volumes increased at all operations, increased production at the La Choya mine where gold production increased approximately 8,000 ounces, as well as at the Greens Creek mine where the first shipment of product occurred in November 1996 following the recommencement of operations in July 1996; and (2) an increase in the average price of lead. These two factors were partially offset by decreased sales of approximately $10.2 million attributable to (1) decreased gold and silver production in 1996 at the Grouse Creek mine and Republic gold mine, the latter of which completed operations in February 1995; (2) decreased sales from the Apex processing facility which was sold in September 1995; and (3) decreased gold production at the Cactus mine due to the completion of operations in 1995.

Comparing the average metal prices for 1995 with 1996, gold increased by 1.0% from $384 per ounce to $388 per ounce, silver decreased slightly from $5.19 per ounce to $5.18 per ounce, lead increased by 20.7% from $0.29 per pound to $0.35 per pound, and zinc decreased slightly from $0.47 to $0.46 per pound.

Cost of sales and other direct production costs increased approximately $5.3 million, or 4.4%, in 1996 compared to 1995, primarily a result of (1) increased production costs of $6.9 million incurred at the industrial minerals operations which correlates to the increased sales volume at these operations; (2) increased production costs at the Lucky Friday mine totaling approximately $2.8 million due to increased mining costs and the nonrecurring 1995 receipt of $1.1 million in insurance proceeds related to an ore conveyance accident in August 1994; (3) increased costs at the La Choya mine of $1.2 million resulting from increased production at the mine; (4) increased costs at the American Girl mine of $0.5 million due to difficulties associated with mining in the Oro Cruz orebody, partially offset by reduced costs following the shutdown of operations in 1996; and (5) increased costs at Greens Creek where costs associated with the first shipment were recognized in the amount of $0.5 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations, including (1) decreased costs associated with the Apex processing facility totaling $4.1 million resulting from the processing plant being sold in September 1995; (2) decreased costs at the Cactus mine totaling approximately $1.0 million associated with the completion of operations in 1995; (3) decreased costs at the Grouse Creek mine totaling $0.9 million which is associated with the second quarter 1996 temporary shutdown of operations and the third quarter 1996 decision to suspend operations, as well as higher costs in 1995 associated with the start-up of operations; and (4) decreased operating costs at the Republic mine totaling approximately $0.6 million due to the completion of operations in February 1995.

Cost of sales and other direct production costs as a percentage of sales from products remained constant at 80.2% in 1995 and 1996.

Depreciation, depletion and amortization decreased $3.0 million, or 12.8%, from 1995 to 1996 principally due to decreased depreciation at the Grouse Creek mine ($6.8 million) primarily due to the write-down of the carrying value of property, plant, and equipment in the third quarter of 1995, partially offset by increased depreciation at (1) the La Choya mine ($1.9 million) due to increased gold production; (2) the Greens Creek mine where operations recommenced on a start-up basis in 1996 ($1.4 million); (3) the American Girl mine ($0.3 million) due to the increased depreciable base associated with development costs of the Oro Cruz, partly offset by the write-down of the carrying value of the American Girl mine property, plant, and equipment, in the third quarter of 1996; and (4) various industrial minerals operations totaling approximately $0.2 million.

Cash operating cost, total cash cost, and total production cost per gold ounce decreased from $286, $288, and $398 in 1995 to $273, $276, and $364 in 1996,
respectively. The decreases in the cash operating cost and total cash cost per ounce were primarily due to decreases in the cost per ounce amounts at the Grouse Creek and La Choya mines, offset by increased cost per ounce amounts at the American Girl mine. Total production costs per ounce decreased principally due to the decreased depreciation, depletion, and amortization expense at the Grouse Creek mine in 1996 which is the result of the 1995 carrying value adjustment, partially offset by increased total production cost per ounce at the American Girl.

Cash operating costs, total cash costs, and total production costs per silver ounce decreased from $4.57, $4.57, and $5.76 in 1995 to $4.24, $4.24, and $5.47
in 1996, respectively. The decreases in the cost per silver ounce are due primarily to increased by-product production and prices, principally lead, in the 1996 period at the Lucky Friday mine. Lead and zinc are by-products at the Lucky Friday mine, the net revenues of which are deducted from production costs in the calculation of production cost per silver ounce.

Other operating expenses decreased by approximately $68.6 million, or 57.7%, from 1995 to 1996, due principally to (1) the decreased reduction in carrying value of mining properties of $84.5 million, consisting of the Company's 1995 reduction in carrying value of the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the ConSil Corp.'s Silver Summit mine ($0.4 million), partly offset by the 1996 reductions in carrying values of mining properties at the American Girl mine totaling approximately $7.6 million and the Grouse Creek mine totaling approximately $5.3 million; and (2) decreased exploration expenditures of approximately $2.3 million. These decreases were partially offset by an $18.2 million increase in provision for closed operations and environmental matters, consisting of (1) the 1996 provision for the Grouse Creek mine totaling approximately $22.5 million; (2) the increased 1996 provision over the 1995 provision for remediation costs associated with the Coeur d'Alene River Basin of $2.4 million; (3) the American Girl mine closure cost accrual of $0.3 million in 1996; and (4) provision for environmental matters at the Company's former Yellow Pine mine of $0.2 million, partially offset by (1) the 1995 provision totaling $3.4 million for the Bunker Hill Superfund Site; (2) receipt of $2.6 million in insurance proceeds in 1996 related to the remediation liability at Bunker Hill; and (3) decreased expenditures at the closed Star Unit Area of $1.2 million primarily due to timber sale proceeds of $0.9 million.

Other income was approximately $7.7 million in 1996 compared to $10.8 million in 1995. The $3.1 million decrease was primarily due to (1) decreased gains on investments of $3.2 million due to the nonrecurring sale of certain common stock investments in 1995; (2) increased net interest cost of $0.3 million; and (3) miscellaneous expense in 1996 compared to miscellaneous income in 1995, the impact of which was $0.3 million. These decreases were partially offset by increased interest and other income in 1996 over 1995 totaling $0.5 million. Total interest cost increased $1.1 million in 1996, principally due to higher borrowings in 1996 under the Company's revolving and term loan facility. Capitalized interest costs increased $0.8 million principally due to capitalized interest costs associated with the Greens Creek development, the Rosebud project, the Lucky Friday expansion project, and development at the American Girl's Oro Cruz orebody.

Income taxes reflect a provision of $0.7 million in 1996 compared to a provision of $0.3 million in 1995. The provision in 1996 primarily reflects the provisions for foreign income taxes as well as a provision for state income taxes, partially offset by the carryback of certain 1996 expenditures to reduce U.S. income taxes previously provided. The provision in 1995 primarily reflects the provisions for U.S. and foreign income taxes as a result of certain asset and certain common stock investment dispositions made during 1995, as well as a provision for state income taxes, partially offset by the carryback of certain 1995 expenditures to reduce U.S. income taxes previously provided.

RESULTS OF OPERATIONS
---------------------

1995 vs 1994

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

Sales of the Company's products increased by approximately $26.3 million, or 21.0%, in 1995 as compared to 1994, principally the result of (1) increased product sales totaling $49.7 million, most notably from the Grouse Creek mine where gold and silver production commenced in December 1994, and increased production at the La Choya and Lucky Friday mines; as well as from several industrial minerals operations; and (2) an increase in the average price of lead. These two factors were partially offset by decreased sales of approximately $23.5 million attributable to (1) decreased gold and silver production in 1995 at the Republic gold mine which completed operations in February 1995; and (2) decreased gold production at the American Girl mine due to the completion of most underground mining operations there in February 1995.

Comparing the average metal prices for 1994 with 1995, gold remained fairly constant at $384 per ounce, silver decreased by 1.7% from $5.28 per ounce to $5.19 per ounce, lead increased by 16% from $0.25 per pound to $0.29 per pound, and zinc increased by 4% from $0.45 to $0.47 per pound.

Cost of sales and other direct production costs increased approximately $20.3 million, or 20.0%, in 1995 compared to 1994, primarily a result of (1) increased production costs of $24.7 million incurred at the Grouse Creek mine in 1995 where production commenced in December 1994; (2) increased production costs at Kentucky-Tennessee Clay Company's (K-T Clay's) kaolin and ball clay divisions totaling approximately $4.0 million, principally due to the Langley kaolin acquisition in 1995; (3) increased production costs at Mountain West Products ($3.4 million) due principally to increased production as well as increased freight and raw materials costs; (4) increased production costs at the La Choya mine ($2.7 million) primarily due to increased production; (5) increased production costs at Colorado Aggregate Company ($1.2 million) related principally to a change in product mix requirements; and (6) increased production costs at Lucky Friday of $1.2 million due to increased production in 1995. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations, the three most notable of which were (1) decreased production costs of $10.4 million at the Republic mine due to completion of operations in February 1995; (2) decreased standby costs at the Greens Creek mine totaling $2.6 million in the 1995 period, a direct result of management's decision to further develop the mine and recommence production; and (3) decreased cost of sales in 1995 at the American Girl mine totaling $2.6 million due to decreased gold production.

Cost of sales and other direct production costs as a percentage of sales from products decreased slightly from 80.8% in 1994 to 80.2% in 1995.

Depreciation, depletion, and amortization increased $9.2 million, or 64.8%, from 1994 to 1995 principally due to (1) increased depreciation at the Grouse Creek mine ($8.6 million) which commenced production in December 1994; and (2) increased depreciation at the La Choya mine ($2.4 million) due to increased production; both of which were partially offset by decreased depreciation at the Republic mine ($2.2 million) due to the curtailment of operations in February 1995.

Cash operating costs, total cash costs, and total production costs per gold ounce increased from $267, $273, and $334 in 1994 to $286, $288, and $398 in
1995, respectively. The increases were mainly attributed to the increased per ounce production costs at the Grouse Creek and American Girl mines during 1995, partially offset by decreased per ounce production costs at the La Choya mine.

Cash operating costs, total cash costs, and total production costs per silver ounce decreased from $5.81, $5.81, and $7.17 in 1994 to $4.57, $4.57, and $5.76
in 1995, respectively. The decreases were due primarily to (1) increased production in 1995 at the Lucky Friday mine; and (2) increased average prices of lead and zinc in 1995. Lead and zinc are by-products at the Lucky Friday mine, the net revenues of which are deducted from production costs in the calculation of production cost per silver ounce.

Other operating expenses increased by approximately $79.6 million, or 203%, from 1994 to 1995, due principally to (1) the third quarter 1995 reduction in carrying value of the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the ConSil Corp.'s Silver Summit mine ($0.4 million); and (2) the third quarter 1995 adjustment to increase the Company's liability for environmental remediation activity costs at the Bunker Hill Superfund Site ($3.4 million) and the Coeur d'Alene Mining District ($0.3 million). These increases were partially offset by (1) the 1994 increase in the provision for closed operations and environmental matters related to the reclamation accruals for the Republic mine and the Coeur d'Alene Mining District totaling $7.3 million and $1.1 million, respectively; (2) the 1994 $7.9 million reduction in carrying value of mining properties adjustment related to the Republic mine ($7.2 million), the Zenda property ($0.4 million), and exploration equipment ($0.3 million); (3) decreased general and administrative costs of $1.8 million in 1995, primarily due to the nonrecurring 1994 expenses of approximately $2.1 million related to the acquisition of Equinox Resources Ltd.; and (4) a decrease of approximately $1.3 million in exploration expense in 1995.

Other income was approximately $10.8 million in 1995 compared to $5.2 million in 1994. The increase was primarily due to (1) the 1995 gain of $4.0 million on the sales of certain common stock investments; and (2) the 1995 gain of $3.2 million on the sale of the Apex processing facility; both of which were partially offset by (1) the 1995 write-down of $1.1 million for certain common stock investments; and (2) the 1994 gain on the sale of certain common stock investments. Total interest cost decreased $0.6 million in 1995, principally due to the June 1994 retirement of long-term debt, partially offset by interest expense during 1995 related to new borrowing under the Company's revolving and term credit facility.

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

FINANCIAL CONDITION AND LIQUIDITY

A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profitability and liquidity of the Company. The Company is subject to many of the same inflationary pressures as the U.S. economy in general. The Company continues to implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements, and other property transactions can have a significant impact on the need for capital (see "Investment Considerations" in this Form 10-K).

At December 31, 1996, assets totaled approximately $268.4 million and shareholders' equity totaled approximately $145.5 million. Cash and cash equivalents increased by $4.3 million to $8.3 million at December 31, 1996 from $4.0 million at the end of 1995. Operating activities provided $22.3 million of cash during 1996. The primary sources of cash were from the La Choya mine and the Company's industrial minerals operations. Partially offsetting these sources were (1) a $4.2 million increase in inventories, primarily at the Greens Creek mine and the La Choya mine; and (2) payments for reclamation and other noncurrent liabilities which required cash of $5.2 million. Principal noncash charges included in operating activities include (1) provisions for reclamation, holding, severance, and closure costs of approximately $28.3 million; (2) depreciation, depletion, and amortization costs of approximately $20.8 million; and (3) adjustments for reduction in the carrying value of mining properties totaling approximately $12.9 million.

The Company's investing activities used $35.5 million of cash during 1996. The most significant use of cash was $33.7 million for property, plant, and equipment additions described below and the transfer of $4.3 million to restricted investments for additional reclamation funding and surety bonding collateral requirements related to ongoing and closed operations. These uses were partially offset by proceeds from the sales of assets ($3.6 million), primarily for the sale of an interest in the Golden Eagle joint venture and the sale of the Apex mine, and proceeds from sales of certain common stock investments ($0.1 million). During 1996, the most significant asset additions were $19.0 million at the Greens Creek mine, $3.8 million at the Grouse Creek mine, $2.5 million at the Lucky Friday mine, $2.4 million in capitalized interest at Greens Creek, Rosebud, Lucky Friday, and American Girl, and capital expenditures of $1.7 million at K-T Clay's kaolin division and $1.6 million at the American Girl mine.

During 1996, $17.4 million of cash was provided from financing activities. The major sources of cash were borrowings on long-term debt of $51.6 million from the Company's revolving credit facility, proceeds totaling approximately $22.0 million from the issuance of 2.875 million common shares in an underwritten offering completed in January 1996, and borrowing against cash surrender value of life insurance of $0.8 million, partially offset by repayments on long-term debt of $48.9 million and payment of preferred stock dividends of $8.1 million.

The Company currently estimates that capital expenditures to be incurred in 1997 will be in the range of $19.0 million to $32.5 million, including $0.8 million of capitalized interest. These expenditures, excluding capitalized interest, consist primarily of (1) the Company's share of development expenditures at the Rosebud project ($10.0-$11.0 million), the Lucky Friday expansion project ($2.0- $14.0 million), industrial minerals capitalized expenditures

($2.6-$2.8 million), Greens Creek mine capitalized expenditures ($2.0-$2.2 million); and (2) expenditures at other operating locations ($1.6-$1.7 million). The high end of the estimates with respect to the Lucky Friday expansion project expenditures are subject to preparation of a final feasibility study, final engineering estimates, as well as Board of Directors approval. These planned capital expenditures will depend, in large part, on the Company's ability to obtain the required funds from operating activities, amounts available under its revolving and term loan credit facility, and other potential financing arrangements. As market circumstances permit, the Company may also seek to finance certain of its cash requirements through the sale of equity or debt securities, as appropriate. There can be no assurance that actual capitalized expenditures will be as projected based upon the uncertainties associated with the estimates for development of the Lucky Friday expansion project and the Company's ability to generate adequate funding for the projected capital expenditures.

The Company's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that the Company's joint-venture partners will not default with respect to their respective portions of development costs and capital expenditures.

Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, the Company can, at its option, offer and sell debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. In January 1996 and February 1997, the Company issued 2.875 million and 3.950 million shares, respectively, of its common stock to facilitate the funding of the Company's capital expenditure requirements. The net proceeds from the offerings of approximately $22.0 million and $23.5 million, respectively, were used principally to reduce the outstanding borrowings under its existing bank revolving credit facility. As of December 31, 1996 and February 25, 1997, a total of $17.0 million and $33.0 million, respectively, remained available under the credit facility.

The Company has a revolving and term loan facility (the Bank Agreement) that allows it to borrow up to $55.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1998, and are repayable in eight quarterly installments beginning on October 31, 1998. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement, as amended, includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the amended terms of the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests for which the Company was in compliance at December 31, 1996. Amounts available under the amended Bank Agreement are based on a defined debt to cash flow test. As of December 31, 1996, the Company had borrowings of $38.0 million and the ability to borrow the remaining $17.0 million under the facility. The interest rate for borrowings under the Bank Agreement as of December 31, 1996 was 7.16%.

The Company's planned net environmental and reclamation expenditures for 1997 are expected to be approximately $9.4 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site, the Coeur d'Alene River Basin, and the Republic property.

Exploration expenditures for 1997 are currently estimated to be approximately $4.0-$5.0 million, although the Company is currently evaluating a number of opportunities that could potentially increase this range by an additional $2.0- $4.0 million. The Company's exploration strategy is to focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties. Accordingly, 1997 domestic exploration expenditures will be incurred principally at the Greens Creek, Rosebud, and Lucky Friday properties. Foreign exploration efforts in 1997 will center primarily on targets in Mexico.

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

At December 31, 1996, the Company had forward sales commitments through January 31, 1997, for 1,000 ounces of gold at an average price of $412 per ounce. The estimated fair value of these forward sales commitments was $43,000 at December 31, 1996. The Company has also purchased options to put 34,440 ounces of gold to counterparties at an average price of $396 per ounce. Concurrently, the Company sold options to allow the counterparties to call 34,440 ounces of gold from the Company at an average price of $461 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at year end was

$369. At December 31, 1996, the estimated fair value of the Company's purchased gold put options was approximately $772,000. If the Company had chosen to close its offsetting short gold call option position, it would have incurred a liability of approximately $2,000. Additionally, the Company has entered into spot deferred sales commitments for 25,000 ounces of gold at $381 per ounce for delivery on January 15, 1997. The nature and purpose of these forward sales contracts, however, does not presently expose the Company to any significant net loss. All of the aforementioned contracts are designated as hedges at December 31, 1996.

In November 1994, the Company entered into a court-approved Consent Decree requiring the Company and certain other mining companies to undertake specific remediation work with respect to the Bunker Hill Superfund Site in northern Idaho. At December 31, 1996, the Company's allowance for Bunker Hill Superfund Site remedial action costs was approximately $9.4 million, which the Company believes is adequate based on current estimates of aggregate costs.

In addition, as described in Note 6 of Notes to Consolidated Financial Statements, the Company is a defendant in an action filed in November 1990 by Star Phoenix Mining Company (Star Phoenix) and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in late May 1994. The verdict was appealed to the Idaho Supreme Court which heard arguments in April 1996 and is prepared to render its opinion in the near future. Post-judgment interest will accrue during the appeal period; the current interest rate is 10.875%. In order to stay the ability of Star Phoenix to collect on the judgment during the pending of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury securities totaling $10.0 million as collateral for the $27.2 million appeal bond. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the judgment is subject to the inherent uncertainties of any legal proceeding, based on the Company's analysis of the factual and legal issues associated with the proceeding before the District Court and based upon the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. In the event of an unfavorable outcome in this proceeding, the Company expects that the judgment would be paid from the pledged collateral totaling $10.0 million with the remaining balance to be paid from bank borrowings, other potential financing arrangements or proceeds from certain asset sales.

Although there can be no assurance as to the ultimate outcome of the above matter and the other proceedings disclosed in Note 6 of Notes to Consolidated Financial Statements, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.


                             SELECTED QUARTERLY DATA

               (dollars in thousands except for per-share amounts)

                              First       Second     Third       Fourth
1996:                         Quarter    Quarter    Quarter     Quarter       Total
----                         --------   --------   ---------    --------    ---------
Sales of products            $ 42,947   $ 40,523   $  37,662    $ 37,120    $ 158,252
Gross profit                 $  3,935   $  3,028   $   2,360    $  1,600    $  10,923
Net income (loss)            $  1,475   $  2,801   $ (36,765)   $    135    $ (32,354)
Preferred stock dividends    $ (2,012)  $ (2,013)  $  (2,013)   $ (2,012)   $  (8,050)
Income (loss) applicable to
  common shareholders        $   (537)  $    788   $ (38,778)   $ (1,877)   $ (40,404)
Income (loss) per common
  share                      $  (0.01)  $   0.02   $   (0.76)   $  (0.04)   $   (0.79)


1995:
----

Sales of products            $ 34,955   $ 40,369   $  40,088    $ 36,203    $ 151,615
Gross profit (loss)          $   (162)  $  1,008   $   1,775    $  3,986    $   6,607
Net income (loss)            $ (2,464)  $  2,242   $(102,723)   $  1,226    $(101,719)
Preferred stock dividends    $ (2,012)  $ (2,013)  $  (2,013)   $ (2,012)   $  (8,050)
Income (loss) applicable to
  common shareholders        $ (4,476)  $    229   $(104,736)   $   (786)   $(109,769)
Income (loss) per common
  share                      $  (0.09)  $   0.00   $   (2.17)   $  (0.02)   $   (2.28)

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 9, 1997 (the Proxy Statement), which information is incorporated herein by reference. Information with respect to executive officers of the Company is set forth as follows:

                         Age at
                         May 9,
           Name           1997        Position and Term Served
    -------------------  ------    --------------------------------
    William B. Booth       46      Vice President - Investor and  Public Affairs
                                   since   May   1994;  various   administrative
                                   functions  with  the  Company since  December
                                   1985.

    Arthur Brown           56      Chairman  since  June  1987; Chief  Executive
                                   Officer  since May 1987;  President since May
                                   1986; Chief Operating  Officer from May  1986
                                   to  May 1987;  Executive Vice  President from
                                   May 1985 to May 1986; held various positions as an officer since 1980; employed by the Company since 1967.

    J. Gary Childress      49      Vice  President  - Industrial  Minerals since
                                   February 1994; President and General Manager of Kentucky-Tennessee Clay Company from 1987 to 1994; Senior Vice President of Kentucky-
                                   Tennessee Clay Company from 1986 to 1987.

    George R. Johnson      48      Vice  President  - Metal  Mining  since 1996;
                                   Manager  of Operations  -  Metal Mining  from
                                   1990  to 1996;  Senior Project  Engineer from
                                   1989 to 1990; Lucky Friday Unit Manager  from
                                   1986 to 1989; held various positions in mining operations with the Company since
                                   1983.

                         Age at
                         May 9,
           Name           1997        Position and Term Served
    -------------------  ------    --------------------------------
    Roger A. Kauffman      53      Executive Vice President and  Chief Operating
                                   Officer since June  1996; President and Chief
                                   Operating Officer of Amax  Gold from 1994  to
                                   1996; previously employed with the Company from 1985 to 1994 serving as Vice President -
                                   Industrial Minerals from 1986 to 1994.

    Jon T. Langstaff       60      Vice  President -  Human Resources  since May
                                   1995;  Personnel Manager  from 1982  to 1995;
                                   held various positions with the Company since
                                   1963.

    John P. Stilwell       44      Vice  President - Chief Financial Officer and
                                   Treasurer  since May  1996; Vice  President -
                                   Finance and Treasurer  May 1994 to  May 1996;
                                   Treasurer  since  June  1991;   held  various
                                   administrative positions with the Company since May 1985.

    Michael B. White       46      Vice   President   -   General  Counsel   and
                                   Secretary  since  May  1992; Secretary  since
                                   November 1991; Assistant Secretary from March
                                   1981 to November  1991; General Counsel since
                                   June 1986; various administrative positions since 1980.

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

     (a)(2)    Financial Statement Schedules

               See Index to Financial Statements on Page F-1

     (a)(3)    Exhibits

               See Exhibit Index following the financial statements

     (b)       Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 1997.

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



 /s/ Arthur Brown        2/28/97         /s/ Theodore Crumley     2/28/97
--------------------------------        ---------------------------------
Arthur Brown              Date          Theodore Crumley           Date
Chairman and Director                   Director
(principal executive officer)


 /s/ Stanley E. Hilbert  2/28/97         /s/ Leland O. Erdahl     2/28/97
--------------------------------        ---------------------------------
Stanley E. Hilbert        Date          Leland O. Erdahl           Date
Corporate Controller                    Director
(principal accounting officer)


 /s/ John P. Stilwell    2/28/97         /s/ Charles L. McAlpine  2/28/97
--------------------------------        ---------------------------------
John P. Stilwell          Date          Charles L. McAlpine        Date
Vice President - Chief Financial        Director
Officer and Treasurer (principal
     financial officer)


 /s/ John E. Clute       2/28/97         /s/ Thomas J. O'Neil     2/28/97
--------------------------------        ---------------------------------
John E. Clute             Date          Thomas J. O'Neil           Date
Director                                Director


 /s/ Joe Coors, Jr.      2/28/97         /s/ Jorge E. Ordonez     2/28/97
--------------------------------        ---------------------------------
Joe Coors, Jr.  Date                    Jorge E. Ordonez           Date
Director                                Director

                          INDEX TO FINANCIAL STATEMENTS



                                                      Page
                                                      ----
Financial Statements
--------------------

  Report of Independent Accountants                   F-2

  Consolidated Balance Sheets at December 31,
    1996 and 1995                                     F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 1996, 1995 and 1994      F-4

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1996, 1995 and 1994      F-5

  Consolidated Statements of Changes in
    Shareholders' Equity for the Years Ended
    December 31, 1996, 1995 and 1994                  F-6

  Notes to Consolidated Financial Statements          F-7 to F-36


Financial Statement Schedules*
-----------------------------

*Financial statement schedules
 have been omitted as not applicable

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

The Board of Directors and Shareholders
Hecla Mining Company

     We have audited the accompanying consolidated balance sheets of Hecla Mining Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's man-agement. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hecla Mining Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation liabilities in 1996, the impairment of long-lived assets in 1995, and its method of accounting for investments in 1994.



/s/ COOPERS & LYBRAND L.L.P.

Spokane, Washington

February 7, 1997

                                         HECLA MINING COMPANY AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS

                                                    (dollars in thousands)
                                                         __________

                                                              ASSETS

                                                                            December 31,
                                                                    ---------------------------
                                                                      1996              1995
                                                                    ----------        ---------
Current assets
  Cash and cash equivalents                                         $    8,256        $   4,024
  Accounts and notes receivable                                         24,168           25,571
  Income tax refund receivable                                           1,262              737
  Inventories                                                           22,879           20,915
  Other current assets                                                   2,284            2,038
                                                                    ----------        ---------
           Total current assets                                         58,849           53,285
Investments                                                              1,723            2,200
Restricted investments                                                  20,674           16,254
Properties, plants and equipment, net                                  177,755          177,374
Other noncurrent assets                                                  9,392            9,077
                                                                    ----------        ---------
           Total assets                                             $  268,393        $ 258,190
                                                                    ==========        =========

                                                            LIABILITIES
Current liabilities
  Accounts payable and accrued expenses                             $   17,377        $  14,145
  Accrued payroll and related benefits                                   3,232            3,217
  Preferred stock dividends payable                                      2,012            2,012
  Accrued taxes                                                          1,427            1,042
  Accrued reclamation and closure costs                                  8,664            5,549
                                                                    ----------        ---------
           Total current liabilities                                    32,712           25,965
Deferred income taxes                                                      359              359
Long-term debt                                                          38,208           36,104
Accrued reclamation and closure costs                                   45,953           26,782
Other noncurrent liabilities                                             5,653            4,864
                                                                    ----------        ---------
           Total liabilities                                           122,885           94,074
                                                                    ----------        ---------

Commitments and contingencies (Notes 1, 2 and 6)

                                                       SHAREHOLDERS' EQUITY
Preferred stock, $0.25 par value,
  authorized 5,000,000 shares;
  issued and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                          575              575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 1996 - 51,199,324 shares, issued 1995 - 48,317,324 shares      12,800           12,079
Capital surplus                                                        351,559          330,352
Accumulated deficit                                                   (213,610)        (173,206)
Net unrealized gain (loss) on investments                                  (32)             100
Foreign currency translation adjustment                                 (4,898)          (4,898)
Less treasury stock, at cost;
  1996 - 62,085 common shares, 1995 - 62,072 common shares                (886)            (886)
                                                                    ----------        ---------

           Total shareholders' equity                                  145,508          164,116
                                                                    ----------        ---------

           Total liabilities and shareholders' equity               $  268,393        $ 258,190
                                                                    ==========        =========

                       The accompanying notes are an integral part of the consolidated financial statements.

                                                    F-3

                                HECLA MINING COMPANY AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                    (dollars and shares in thousands, except per share amounts)

                                            __________

                                                                          Year Ended December 31,
                                                                   --------------------------------------
                                                                     1996          1995           1994
                                                                   ---------     ----------     ---------
Sales of products                                                  $ 158,252     $  151,615     $ 125,342
                                                                   ---------     ----------     ---------

Cost of sales and other direct production costs                      126,878        121,546       101,278
Depreciation, depletion and amortization                              20,451         23,462        14,233
                                                                   ---------     ----------     ---------
                                                                     147,329        145,008       115,511
                                                                   ---------     ----------     ---------
    Gross profit                                                      10,923          6,607         9,831
                                                                   ---------     ----------     ---------

Other operating expenses
  General and administrative                                           9,365          9,371        11,132
  Exploration                                                          4,843          7,109         8,397
  Depreciation and amortization                                          338            367           524
  Provision for closed operations and environmental
    matters                                                           22,806          4,615        11,353
  Reduction in carrying value of mining properties                    12,902         97,387         7,864
                                                                   ---------     ----------     ---------
                                                                      50,254        118,849        39,270
                                                                   ---------     ----------     ---------
       Loss from operations                                          (39,331)      (112,242)      (29,439)
                                                                   ---------     ----------     ---------

Other income (expense)
  Interest and other income                                            8,630          8,089         5,227
  Miscellaneous income (expense)                                        (250)            18          (234)
  Gain (loss) on investments                                             (28)         3,169         1,053
  Interest expense:
    Interest costs                                                    (3,058)        (1,960)       (2,606)
    Less amount capitalized                                            2,360          1,516         1,751
                                                                   ---------     ----------     ---------
                                                                       7,654         10,832         5,191
                                                                   ---------     ----------     ---------

Loss before income taxes and extraordinary item                      (31,677)      (101,410)      (24,248)
Income tax (provision) benefit                                          (677)          (309)          468
                                                                   ---------     ----------     ---------
Loss before extraordinary item                                       (32,354)      (101,719)      (23,780)
Extraordinary loss on retirement of long-term debt                       - -            - -          (833)
                                                                   ---------     ----------     ---------
Net loss                                                             (32,354)      (101,719)      (24,613)
Preferred stock dividends                                             (8,050)        (8,050)       (8,050)
                                                                   ---------     ----------     ---------
Loss applicable to common shareholders                             $ (40,404)    $ (109,769)    $ (32,663)
                                                                   =========     ==========     =========

Loss per common share
  Loss before extraordinary item                                      $(0.79)       $(2.28)       $(0.72)
  Extraordinary item                                                     - -           - -         (0.02)
                                                                      ------        ------        ------
                                                                      $(0.79)       $(2.28)       $(0.74)
                                                                      ======        ======        ======

Weighted average number of common shares outstanding                  51,133        48,192        43,944
                                                                      ======        ======        ======

                The accompanying notes are an integral part of the consolidated financial statements.

                                          F-4

                                        HECLA MINING COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (dollars in thousands)

                                                                             Year Ended December 31,
                                                                   -------------------------------------------
                                                                      1996             1995            1994
                                                                   -----------      ----------      ----------
Operating activities
  Net loss                                                         $   (32,354)     $ (101,719)     $  (24,613)
  Noncash elements included in net loss
     Depreciation, depletion and amortization                           20,789          23,829          14,757
     Gain on disposition of properties, plants
        and equipment                                                     (706)         (3,417)           (354)
     (Gain) loss on investments                                             28          (3,169)         (1,053)
     Accretion of interest on long-term debt                               - -             - -           2,495
     Reduction in carrying value of mining properties                   12,902          97,387           7,864
     Provision for reclamation and closure costs                        28,284           8,071          11,353
     Loss on retirement of long-term debt                                  - -             - -             833
  Change in
     Accounts and notes receivable                                         192            (849)         (4,675)
     Income tax refund receivable                                         (525)           (490)           (247)
     Inventories                                                        (4,239)         (2,299)         (4,086)
     Other current assets                                                 (479)           (441)            406
     Accounts payable and accrued expenses                               3,232             575          (4,088)
     Accrued payroll and related benefits                                   15             493             668
     Accrued taxes                                                         385             117              (3)
     Accrued reclamation and closure costs
        and other noncurrent liabilities                                (5,210)         (6,326)         (4,608)
                                                                    ----------      ----------      ----------

  Net cash provided (used) by operating activities                      22,314          11,762          (5,351)
                                                                    ----------      ----------      ----------

Investing activities
  Additions to properties, plants and equipment                        (33,731)        (45,308)        (66,559)
  Proceeds from disposition of properties, plants
     and equipment                                                       3,641           3,822          13,809
  Proceeds from sale of investments                                        130           5,196          32,067
  Purchase of restricted investments                                    (4,308)         (2,701)        (13,553)
  Purchase of investments and change in cash surrender
     value of life insurance, net                                         (726)         (1,047)            114
  Other, net                                                              (480)         (2,407)           (325)
                                                                    ----------      ----------      ----------

  Net cash used by investing activities                                (35,474)        (42,445)        (34,447)
                                                                    ----------      ----------      ----------

Financing activities
  Common stock issued under stock option plans
     and warrants                                                          - -           1,335           1,765
  Common stock issuance, net of issuance costs                          21,928             - -          63,499
  Preferred stock dividends                                             (8,050)         (8,050)         (8,050)
  Borrowings against cash surrender value of life insurance                801             - -             - -
  Borrowings on long-term debt                                          51,631          48,000             - -
  Repayment of long-term debt                                          (48,918)        (13,856)            - -
  Retirement of long-term debt including $16,283
     of accreted interest                                                  - -             - -         (50,169)
                                                                    ----------      ----------      ----------

  Net cash provided by financing activities                             17,392          27,429           7,045
                                                                    ----------      ----------      ----------

Change in cash and cash equivalents
  Net increase (decrease) in cash and cash equivalents                   4,232          (3,254)        (32,753)
  Cash and cash equivalents at beginning of year                         4,024           7,278          40,031
                                                                    ----------      ----------      ----------

  Cash and cash equivalents at end of year                          $    8,256      $    4,024      $    7,278
                                                                    ==========      ==========      ==========

Supplemental disclosure of cash flow information
  Cash paid during year for:
     Interest (net of amount capitalized), including
        $16,283 of accreted interest in 1994                        $      249      $     (136)     $   16,528
                                                                    ==========      ==========      ==========

     Income tax payments, net                                       $      148      $      216      $      436
                                                                    ==========      ==========      ==========

See Notes 3 and 5 for noncash investing and financing activities.

                      The accompanying notes are an integral part of the consolidated financial statements.

                                             F-5

                                 HECLA MINING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        For the Years Ended December 31, 1996, 1995 and 1994

                     (dollars and shares in thousands, except per share amounts)
                                            _______________

                                                                                                 Unrealized     Foreign
                                                                                                    Gain       Currency
                                  Preferred Stock       Common Stock       Capital  Accumulated  (Loss) on   Translation   Treasury
                                  -----------------  -----------------
                                   Shares    Amount   Shares    Amount    Surplus    Deficit    Investments   Adjustment    Stock
                                  --------   ------  -------   -------   ---------  ----------  -----------  -----------   --------
Balances, December 31, 1993        2,300     $  575   40,320   $10,080   $ 265,687  $ (30,774)    $    (8)      $   - -    $  (888)
   Effect of change in
     accounting for investments                                                                       635
   Net loss                                                                           (24,613)
   Preferred stock dividends
     ($3.50 per share)                                                                 (8,050)
   Stock issued under stock
     option plans and exercise
     of warrants                                         349        87       1,678
   Stock issued for cash,
     net of issuance costs                             7,475     1,869      61,630
   Net change in unrealized
     gain (loss) on investments                                                                     2,769
   Net change in foreign
     currency translation
     adjustment                                                                                                  (3,158)
   Treasury stock purchased                                                                                                     (1)
                                   -----     ------   ------   -------    --------  ---------     -------       -------      -----
Balances, December 31, 1994        2,300        575   48,144    12,036     328,995    (63,437)      3,396        (3,158)      (889)
   Net loss                                                                          (101,719)
   Preferred stock dividends
     ($3.50 per share)                                                                 (8,050)
   Stock issued under stock
     option plans and exercise
     of warrants                                         166        41       1,294
   Stock issued to directors                               7         2          63
   Net change in unrealized
     gain (loss) on investments                                                                    (3,296)
   Net change in foreign
     currency translation
     adjustment                                                                                                  (1,740)
   Treasury stock issued                                                                                                         3
                                   -----     ------   ------   -------    --------  ---------     -------       -------      -----

Balances, December 31, 1995        2,300        575   48,317    12,079     330,352   (173,206)        100        (4,898)      (886)
   Net loss                                                                           (32,354)
   Preferred stock dividends
     ($3.50 per share)                                                                 (8,050)
   Stock issued for cash,
     net of issuance costs                             2,875       719      21,154
   Stock issued to directors                               7         2          53
   Net change in unrealized
     gain (loss) on investments                                                                      (132)
                                   -----     ------   ------   -------    --------  ---------     -------       -------      -----

Balances, December 31, 1996        2,300     $  575   51,199   $12,800   $ 351,559  $(213,610)    $   (32)      $(4,898)   $  (886)
                                   =====     ======   ======   =======   =========  =========     =======       =======    =======

                      The accompanying notes are an integral part of the consolidated financial statements.

                                             F-6

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

The Company's revenues and profitability are strongly influenced by world prices for gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Certain  consolidated  financial statement  amounts  have  been reclassified  to
conform to the 1996 presentation.   These reclassifications had no effect on the
net loss or accumulated deficit as previously reported.

B.   COMPANY'S BUSINESS  AND CONCENTRATIONS  OF CREDIT  RISK --  The Company  is
engaged in mining and mineral processing activities, including exploration, extraction, processing, and reclamation. The Company's principal products are metals (primarily gold, silver, lead, and zinc) and industrial minerals
(primarily clay, aggregate and landscape products). Substantially all of the Company's operations are conducted in the United States and Mexico. Sales of metals products are made principally to domestic and foreign custom smelters and metal traders. The Company sells substantially all of its metallic concentrates to smelters which are subject to extensive regulations including environmental protection laws. The Company has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to the Company were significantly reduced because of environmental requirements or otherwise, it is possible that the Company's silver operations could be adversely affected. Industrial minerals are sold principally to domestic and Mexican manufacturers and wholesalers.

Sales to significant metals customers, as a percentage of total sales of metals, were as follows:

                              1996      1995      1994
                              ----      ----      ----

Custom smelters               18.4%      8.9%      9.3%

Custom metal traders
  Customer A                  31.2%     32.8%     38.3%
  Customer B                  29.5%     30.6%     19.2%
  Customer C                   7.7%     11.6%     12.9%
  Customer D                   7.5%      7.9%     11.9%

During 1996, 1995 and 1994, the Company sold 9.8%, 7.0% and 13.0%, respectively, of its products to companies in foreign countries.

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

D.   INVESTMENTS   --  The  Company  uses  the  equity  method  to  account  for investments in common stock of operating companies 20% to 50% owned. Investments in nonoperating companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value. Marketable equity securities are categorized as available for sale. Effective January 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of shareholders' equity net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations.

Restricted investments held at December 31, 1996 and 1995, primarily represent investments in money market funds and U.S. Treasury securities. These investments are restricted for reclamation funding, as well as reclamation surety bond and appeal bond collateral requirements.

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

Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a regular, periodic basis. These reviews consider, among other factors, (1) the net realizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value; (2) the ability of the Company to fund all care, maintenance and standby costs; (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortization is appropriate; and (4) current estimates of metal prices that affect the decision to reopen or make a disposition of the assets. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed ore bodies, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved. Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). The adoption of the provisions of SFAS No. 121 had no material effect on the results of operations or financial condition of the Company.

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

Management's calculations of proven and probable ore reserves are based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various ore bodies, mineral prices and operating costs may change the Company's estimates of proven and probable reserves. It is reasonably possible that certain of the Company's estimates of proven and probable reserves will change in the near term resulting in a change to amortization and reclamation accrual rates in future reporting periods.

F. MINE EXPLORATION AND DEVELOPMENT -- Exploration costs are charged to operations as incurred, as are normal development costs at operating mines. Major mine development expenditures are capitalized at operating properties and at new mining properties not yet producing.

G. RECLAMATION OF MINING AREAS -- All of the Company's operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of the Company. A reserve for mine reclamation costs has been established for restoring certain abandoned and currently disturbed mining areas based upon estimates of cost to comply with existing reclamation standards.
Mine   reclamation  costs  for  operating  properties   are  accrued  using  the
unit-of-production method and charged to cost of sales and other direct production costs. The estimated amount of metals or minerals to be recovered from a mine site is based on internal and external geological data and is reviewed by management on a periodic basis. Changes in such estimated amounts which affect reclamation cost accrual rates are reflected on a prospective basis unless they indicate there is a current impairment of an asset's carrying value and a decision is made to permanently close the property, in which case they are recognized currently and charged to provision for closed operations and environmental matters. It is reasonably possible that the Company's estimate of its ultimate accrual for reclamation costs will change in the near term due to possible changes in laws and regulations, and interpretations thereof, and changes in cost estimates.

H. REMEDIATION OF MINING AREAS -- The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value; such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1). SOP 96-1 provides authoritative guidance with respect to specific accounting issues that are present in the recognition, measurement, display, and disclosure of environmental remediation liabilities. The provisions of SOP 96-1 are effective for fiscal years beginning after December 15, 1996. The Company adopted the provisions of the SOP 96-1 during 1996. The adoption of the provisions of SOP 96-1 had no material effect on the results of operations or financial condition of the Company.

It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation could change in the future. The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has changed.

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

J. LOSS PER COMMON SHARE -- Loss per common share is computed by adding preferred stock dividends to the net loss and dividing the result by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each reporting period unless the common stock equivalents are antidilutive. Due to the losses in 1996, 1995 and 1994, common stock equivalents are antidilutive and therefore have been excluded from the computation.

K. REVENUE RECOGNITION -- Sales of metal products sold directly to smelters are recorded when title and risk of loss transfer to the smelter, at estimated metal prices. Recorded values are adjusted periodically and upon final settlement. Metal in products tolled (rather than sold to smelters) is sold under contracts for future delivery; such sales are recorded at contractual amounts when products are available to be processed by the smelter or refinery. Sales of industrial minerals are recognized as the minerals are delivered.

L. INTEREST EXPENSE -- Interest costs incurred during the construction of qualifying assets are capitalized as part of the asset cost.

M. CASH EQUIVALENTS -- The Company considers cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

N. FOREIGN CURRENCY TRANSLATION -- The Company operates in Mexico with its two wholly owned subsidiaries: Minera Hecla, S.A. de C.V. (Minera Hecla) and K-T Clay de Mexico S.A. de C.V. (K-T Mexico). The functional currency for Minera Hecla and K-T Mexico is the U.S. dollar. Accordingly, the Company translates the monetary assets and liabilities of both subsidiaries at the year-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are reflected in the net loss for the period.

Prior to the second quarter of 1995, K-T Mexico's functional currency was the Mexican peso. During the second quarter of 1995, K-T Mexico commenced invoicing its customers in U.S. dollars instead of the Mexican peso. This change indicated a change in the functional currency from the Mexican peso to the U.S. dollar. The change in the functional currency has been accounted for prospectively commencing in the second quarter of 1995. Accumulated translation adjustments from prior periods are included as a separate component of shareholders' equity. The translated amounts for nonmonetary assets prior to the change have become the accounting basis for those assets.

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

P. ACCOUNTING FOR STOCK OPTIONS -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure provisions only of SFAS No. 123 in 1996.

NOTE 2:  INVENTORIES

Inventories consist of the following (in thousands):

                                                 December 31,
                                             -------------------
                                              1996        1995
                                             --------   --------
    Concentrates, bullion, metals in transit
       and other products                     $ 4,839    $ 2,519
    Industrial minerals products                8,902      8,671
    Materials and supplies                      9,138      9,725
                                              -------    -------

                                              $22,879    $20,915
                                              =======    =======

At December 31, 1996, the Company had forward sales commitments through January 31, 1997, for 1,000 ounces of gold at an average price of $412 per ounce and spot deferred contracts for 25,000 ounces of gold at an average price of $381 for delivery on January 15, 1997. The Company has also purchased options to put 34,440 ounces of gold to counterparties at an average price of $396 per ounce. Concurrently, the Company sold options to allow the counterparties to call 34,440 ounces of gold from the Company at an average price of $461 per ounce. There was no net cost associated with the purchase and sale of these options which expire, in tandem, on a monthly basis through December 31, 1997. All of the aforementioned contracts are designated as hedges at December 31, 1996. The London Final gold price at December 31, 1996 was $369 per ounce.

NOTE 3:  PROPERTIES, PLANTS AND EQUIPMENT

The major components of properties, plants and equipment are (in thousands):

                                                December 31,
                                             --------------------
                                               1996       1995
                                             --------   ---------

    Mining properties                        $  39,893  $  45,023
    Development costs                           99,659    122,842
    Plants and equipment                       246,091    209,100
    Land                                         6,142      6,501
                                             ---------  ---------
                                               391,785    383,466
    Less accumulated depreciation,
       depletion and amortization              214,030    206,092
                                             ---------  ---------

    Net carrying value                       $ 177,755  $ 177,374
                                             =========  =========


In the third quarter of 1996, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were appropriate to properly reflect estimated net realizable values. These adjustments, totaling $12.9 million, consisted of write-downs of properties, plants and equipment, inventories and production notes payable for the Company's interest in the American Girl mine ($7.6 million), and properties, plants and equipment and inventories for the Company's interest in the Grouse Creek mine ($5.3 million). The American Girl write-down was due to lower than expected ore reserves and lower ore grade associated with the Oro Cruz ore body which resulted in the operator's decision to close the mine effective November 4, 1996. The Grouse Creek write-down was associated with the Company's decision to suspend operations after determining that the ore contained in the Grouse ore body was not economical to mine at current metals prices. Mine operations will be suspended late in the second quarter of 1997 once mining of the Sunbeam deposit is complete.

In 1995, adjustments to the carrying value of mining properties totaling $97.4 million were recorded to write down the Company's interest in the Grouse Creek mine ($97.0 million) and for the Company's interest in ConSil Corp.'s Silver Summit mine ($0.4 million).

In 1994, the major portion of the $7.9 million adjustment was related to the $7.2 million write-down of property, plant, equipment and supplies inventory at the Republic mine, which completed operations in February 1995. Also included was a $0.7 million write-down of exploration equipment and other property.

The net carrying values of the major mining properties of the Company that were on a standby or idle basis at December 31, 1996 and 1995, were approximately $4.0 million and $7.6 million, respectively.

On September 6, 1996, Hecla and Santa Fe Pacific Gold Corporation (Santa Fe) entered into a joint venture agreement with respect to the development and operation of the Rosebud project. Pursuant to the agreement, a limited liability corporation was established with each party owning a 50% interest in the project. No gain or loss was recognized in connection with the agreement. Under the terms of the agreement, Hecla will manage the mining activities and Santa Fe will manage mill processing. Total mine-site capital expenditures to bring the mine into production are expected to be approximately $20.0-$25.0 million, of which $11.1 has been expended through December 31, 1996. Under the terms of the agreement, Santa Fe funded the first $12.5 million of mine-site development and is also responsible to fund costs of road and mill facility improvements. Santa Fe also contributed exploration property adjacent to the Rosebud property, and will fund the first $1.0 million in exploration expenditures, and two-thirds of future exploration expenditures beyond the initial $1.0 million.

In 1996, Euro-Nevada Mining Corporation Inc. (Euro-Nevada) exercised its option to purchase an additional 1.5% Net Smelter Return (NSR) royalty on the Rosebud property for $2.5 million, the proceeds of which were retained by Hecla under the terms of the agreement with Santa Fe. After the exercise of its option, Euro-Nevada holds a 4% NSR royalty on production from the Rosebud property. The Company recognized a gain of $2.5 million associated with this transaction.

In 1996, the Company and Santa Fe entered into a joint-venture agreement for the Golden Eagle property located adjacent to the Company's Republic mine. Santa Fe purchased an immediate 75% interest in the joint venture for $2.5 million. The Company recorded a gain on the transaction totaling $0.6 million. Under the agreement, Santa Fe is to fund all expenditures at the property through the economic feasibility stage.

On September 27, 1995, the Company sold its Apex Unit processing facility for $8.0 million, plus certain working capital items totaling an additional $1.4 million, recognizing a gain on the sale totaling approximately $3.2 million. The Company received $4.4 million in cash at closing and accepted a note receivable for the remaining $5.0 million. Under the note, $3.0 million, plus accrued interest, was paid on September 27, 1996, and the balance of $2.0 million, plus accrued interest, is due on September 27, 1997.

On February 8, 1994, the Company sold a 20% interest in its Grouse Creek gold project to Great Lakes Minerals Inc. of Toronto, Ontario (Great Lakes). The purchase price of $6.8 million represents 20% of the amount spent by the Company on acquisition, exploration and development of the project through June 30, 1993, and a fixed premium of $1.25 million. On January 31, 1997, Great Lakes and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' interest in the Grouse Creek project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. The Company has assumed 100% of the interests and obligations associated with the property.

NOTE 4:  INCOME TAXES

Major components of the Company's income tax provision (benefit) are (in thousands):

                                               1996         1995       1994
                                             -------      -------    --------
Current
     Federal                                 $  (749)     $  (298)   $   (805)
     State                                       341          307         337
     Foreign                                   1,085          300         - -
                                             -------      -------    --------

Income tax provision (benefit)               $   677      $   309    $   (468)
                                             =======      =======    ========


Domestic and foreign components of income (loss) before income taxes and extraordinary item for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                       December 31,
                             ---------------------------------
                               1996        1995         1994
                             --------    ---------    --------

   Domestic                  $(36,488)   $(104,050)   $(23,698)
   Foreign                      4,791        2,640        (550)
                             --------    ---------    --------

      Total                  $(31,677)   $(101,410)   $(24,248)
                             ========    =========    ========

The components of the net deferred tax liability were as follows (in thousands):

                                                  December 31,
                                          --------------------------
                                             1996            1995
                                          ----------      ----------
   Deferred tax assets
      Accrued reclamation costs           $   17,988      $   10,832
      Investment valuation differences         1,924           1,969
      Capital loss carryover                   2,826           3,431
      Postretirement benefits other
        than pensions                            967             898
      Other liabilities                           13             230
      Deferred compensation                      795             612
      Accounts receivable                        456             456
      Properties, plants and equipment           - -          10,969
      Foreign net operating losses             3,048           2,314
      Federal net operating losses            72,686          57,398
      State net operating losses               7,514           4,867
      Tax credit carryforwards                 2,659           3,435
      Miscellaneous                            2,518           2,103
                                          ----------       ---------
      Total deferred tax assets              113,394          99,514
      Valuation allowance                   (107,937)        (97,705)
                                          ----------       ---------
        Net deferred tax assets                5,457           1,809
                                          ----------       ---------

   Deferred tax liabilities
      Properties, plants and equipment        (3,903)            - -
      Deferred income                           (210)           (287)
      Pension costs                             (951)           (624)
      Inventories                               (393)           (898)
      Deferred state income taxes, net          (359)           (359)
                                          ----------       ---------
      Total deferred tax liabilities          (5,816)         (2,168)
                                          ----------       ---------

   Net deferred tax liability             $     (359)      $    (359)
                                          ==========       =========

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 1996, 1995 and 1994, are as follows (in thousands):

                                             1996           1995            1994
                                          ----------     ----------     -----------
Balance at beginning of year              $  (97,705)    $  (67,149)    $   (58,529)
Increase related to nonutilization
  of net operating loss carry-
  forwards and nonrecognition of
 deferred tax assets due to
  uncertainty of recovery                    (10,232)       (30,556)         (8,620)
                                          ----------     ----------     -----------

Balance at end of year                    $ (107,937)    $  (97,705)    $   (67,149)
                                          ==========     ==========     ===========

The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax loss. The reasons for the difference are (in thousands):

                                             1996                     1995                    1994
                                      ---------------------   ----------------------   ---------------------
   Computed "statutory"
       benefit                        $ (10,770)      (34)%   $ (34,479)       (34)%   $  (8,244)      (34)%
   Nonutilization of net
       operating losses and
       effect of foreign tax
       provisions, if applicable         11,716        37        34,782         34         8,085        33
   State income taxes, net
       of federal tax benefit              (269)       (1)            6          0          (309)       (1)
                                      ---------     -----     ---------      -----     ---------     -----

                                      $     677         2%    $     309          0%    $    (468)       (2)%
                                      =========     =====     =========      =====     =========     =====


Substantially all of the Company's net operating loss carryovers are attributed to preference related items, and therefore are not available to offset alternative minimum taxable income. However, they are available to offset future regular taxable income. At December 31, 1996, the Company had tax basis net operating loss carryovers available to offset future regular and alternative minimum tax (AMT) and foreign taxable income. These carryovers expire as follows (in thousands):

                Regular                           Foreign
                Tax Net         AMT Net             Net         Investment
               Operating       Operating         Operating      Tax Credit
                Losses          Losses            Losses        Carryovers
               ---------       ---------         ---------      ----------

     1997      $   2,020       $     695         $     - -        $   117
     1998         11,005             308               235            468
     1999          6,235           1,199             7,923            310
     2000          3,089             789               810            240
     2001          4,538           1,683               - -            115
     2002          2,717             346               - -            - -
     2003          1,792             623               - -            - -
     2004         16,406             532               - -            - -
     2005         10,744             878               - -            - -
     2006         23,766           3,105               - -            - -
     2007         27,134           8,285               - -            - -
     2008         28,179          21,827               - -            - -
     2009         11,670           5,274               - -            - -
     2010         19,087          14,743               - -            - -
     2011         45,400          44,000               - -            - -
               ---------       ---------         ---------        -------

               $ 213,782       $ 104,287         $   8,968        $ 1,250
               =========       =========         =========        =======


At December 31, 1996, for income tax purposes, the Company had approximately $17.9 million and $8.5 million, respectively, of regular and AMT net operating loss carryovers from Equinox Resources Ltd. (Equinox) and CoCa Mines Inc. Due to these mergers, there will be limitations on the amount of these net operating losses that can be utilized in any given year to reduce certain future taxable income.

The Company has approximately $0.5 million in AMT credit carryovers eligible to reduce future regular tax liabilities.

NOTE 5:   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of the following (in thousands):

                                          December 31,
                                     -----------------------
                                        1996         1995
                                     ---------    ----------

Revolving credit agreement           $  38,000    $   35,000
Notes payable - Sunbeam                    346           692
Production notes payable                   - -           609
Other long-term debt                       208           149
                                     ---------    ----------

                                        38,554        36,450
     Less current portion                 (346)         (346)
                                     ---------    ----------

                                     $  38,208    $   36,104
                                     =========    ==========


Revolving Credit Agreement

The Company has a revolving and term loan facility (the Bank Agreement) that allows it to borrow up to $55.0 million. Amounts may be borrowed on a revolving credit basis through July 31, 1998, and are repayable in eight quarterly installments beginning on October 31, 1998. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement, as amended, includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the amended terms of the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests for which the Company was in compliance at December 31, 1996. Amounts available under the amended Bank Agreement are based on a defined debt to cash flow test. As of December 31, 1996, the Company had borrowings of $38.0 million and the ability to borrow the remaining $17.0 million under the facility. The interest rate for borrowings under the Bank Agreement as of December 31, 1996 was 7.16%.

Zero Coupon Convertible Notes

On June 13, 1994, the Company redeemed its Zero Coupon Convertible Notes with a face value of approximately $50.2 million. The Company recorded an extraordinary loss on retirement of long-term debt totaling approximately $0.8 million, which related principally to the write-off of the unamortized balance of deferred issuance costs of the notes.

Notes Payable - Sunbeam

The notes are non-interest bearing, discounted at 15% and payable in three annual equal amounts. The first two installments of the notes, totaling approximately $346,000 each, were paid in January 1995 and January 1996. The final installment was paid in January 1997.

Production Notes Payable

When the Company acquired Equinox in March 1994, the then outstanding production participating preferred shares were converted to production notes and recorded as long-term debt. The attributes of the production notes are identical to their predecessor production participating preferred shares. The valuation of the production notes is based on the present value of the estimated cumulative net cash flow discounted at 10% from the American Girl/Oro Cruz project. Based upon the repayment terms of the production notes and the shutdown of operations at the American Girl mine in November 1996, prior to the mine reaching positive cumulative cash flow, the Company does not expect to pay the notes. Therefore, the notes were written off in 1996.

NOTE 6:   COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities and equipment leases are for terms of three to ten years. Future minimum lease payments under these noncancelable operating leases as of December 31, 1996, are as follows (in thousands):

     Year ending December 31,
     ------------------------

     1997                                   $  4,381
     1998                                      2,123
     1999                                      1,832
     2000                                      1,118
     2001                                        562
     Thereafter                                  312
                                            --------

     Total minimum lease payments           $ 10,328
                                            ========


Approximately $1.6 million of the above minimum lease payments relate to equipment used at the Company's Grouse Creek mine which was written down in 1996 and 1995 (see Note 4). In 1996, the Company announced plans to suspend operations at the Grouse Creek mine once the Sunbeam ore reserves are mined and processed. The lease obligations for 1997 have been accrued and charged to operations in 1996. The Company anticipates making arrangements such that there will be no material additional lease obligations in connection with the Grouse Creek mine beyond 1997. However, there can be no assurance that the Company will be successful in making such arrangements.

Rent expense incurred for operating leases during the years ended December 31, 1996, 1995 and 1994 was approximately $4.2 million, $3.8 million and $2.2 million, respectively.

Contingencies

Bunker Hill

In October 1989, and again in February 1990, the Company was notified by the Environmental Protection Agency (EPA) that the EPA considered the Company a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund) at the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill Site). In February 1994, the Company and three other mining companies, as PRPs, entered into a Consent Decree with the EPA and the State of Idaho pursuant to which the Company and two of the three companies signing the decree agreed to implement remediation work at a portion of the Bunker Hill Site. The remediation has primarily involved the removal and replacement of lead-contaminated soils in residential yards within the site and is estimated to be completed by the participating mining companies over the period of the next four to six years. The Consent Decree also provides for the mining companies to reimburse the EPA for a portion of the government's past costs incurred at the Bunker Hill Site. The Consent Decree was approved and entered by the Federal District Court in Idaho on November 17, 1994. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. Based upon the terms of the Consent Decree and an agreement between the participating mining companies relating to the allocation of the cost for work under the Consent Decree, the Company has estimated and established a total allowance for liability for remedial activity costs at the Bunker Hill Site of $9.4 million as of December 31, 1996. As with any estimate of this nature, it is reasonably possible that the Company's recorded estimate of this obligation may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources located downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of this decision, the Court in the natural resource damage litigation stayed the court proceedings in the natural resource damage litigation until a final decision is made on the question of the Tribe's ownership. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. In April 1996, the U.S. Supreme Court accepted the appeal from the 9th Circuit Court decision to the U.S. Supreme Court. A decision in the case is expected by approximately June 1997. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October 1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

- U.S. Government Claims

On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against the Company and other mining companies who conducted historic mining operations in the Silver Valley of northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

- State of Idaho Claims

On March 22, 1996, the Company entered into an agreement (the Agreement) with the State of Idaho pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

With respect to the Basin litigation, the Company increased its accrual for closed operations and environmental matters by approximately $2.7 million in 1996. At December 31, 1996, the Company's accrual for remediation activity in the Basin totals $2.2 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

Insurance Coverage Litigation

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of December 31, 1996, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Star Phoenix

In June 1994, a judgment was entered against the Company in the Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in late May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning mine property. On May 3, 1995, the District Court issued its final opinion and order on a number of post-trial issues pending before the Court. The opinion and order included the Court's denial of the post-trial motions filed by Star Phoenix and certain of its principals regarding claims which had been previously dismissed by the Court during trial. The Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The judgement was appealed to the Idaho State Supreme Court which heard arguments in April 1996 and is expected to render its opinion in the near future. Post-judgment interest will accrue during the appeal period. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. The Company pledged U.S. Treasury securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at December 31, 1996, and December 31, 1995. The Company has vigorously pursued its appeal to the Idaho Supreme Court and it has been the Company's position, and at the current time it remains the Company's position, that it will not enter into a settlement with Star Phoenix for any material amount. Although the ultimate outcome of the appeal of the Idaho District Court judgment is subject to the inherent uncertainties of any legal proceeding, based upon the Company's analysis of the factual and legal issues associated with the proceeding before the Idaho District Court and based on the opinions of outside counsel, as of the date hereof, it is management's belief that the Company should ultimately prevail in this matter, although there can be no assurance in this regard. Accordingly, the Company has not accrued any liability associated with this litigation.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

NOTE 7:   EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost (income) for the plans consisted of the following in 1996, 1995 and 1994 (in thousands):

                                        1996        1995        1994
                                      --------    --------    --------

Service cost                          $    881    $    778    $    938
Interest cost                            2,196       2,021       1,938
Return on plan assets                   (3,499)     (2,607)     (2,737)
Amortization of transition asset          (419)       (434)       (434)
Amortization of unrecognized
  prior service cost                        91          70          70
Amortization of unrecognized net
  gain from earlier periods                (60)        (12)         (4)
                                      --------    --------    --------
     Net pension income               $   (810)   $   (184)   $   (229)
                                      ========    ========    ========

The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                  December 31,
                                           -------------------------
                                             1996             1995
                                           --------         --------
Actuarial present value of
  benefit obligations:
  Vested benefits                          $ 29,917         $ 30,203
  Nonvested benefits                            321              155
                                           --------         --------
Accumulated benefit obligations              30,238           30,358
Effect of projected future salary
  and wage increases                          1,842            2,014
                                           --------         --------
Projected benefit obligations              $ 32,080         $ 32,372
                                           ========         ========

Plan assets                                $ 44,984         $ 39,881
Projected benefit obligations               (32,080)         (32,372)
                                           --------         --------
Plan assets in excess of projected
  benefit obligations                        12,904            7,509
Unrecognized net gain                        (9,260)          (3,976)
Unrecognized prior service cost               1,378              932
Unrecognized net asset
  at January 1                               (2,213)          (2,647)
                                           --------         --------
Pension asset recognized in
  consolidated balance sheets              $  2,809         $  1,818
                                           ========         ========

The projected benefit obligation was calculated by applying the following rates:

                                                1996       1995
                                               -------    -------
Discount rate                                    7.50%     7.00%
Long-term compensation increase                  4.00%     4.00%
Long-term rate of return on
  plan assets                                    9.00%     8.00%

The Company provides certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees. The costs of these benefits are being funded out of general corporate funds and are accrued over the period in which active employees provide services to the Company. Net periodic postretirement benefit cost included the following components (in thousands):

                                        1996        1995        1994
                                       ------      ------      ------
Service cost                           $   16      $   13      $   24
Interest cost                             145         154         141
Amortization of gain                      (24)        (18)        (13)
                                       ------      ------      ------
Net postretirement benefit cost        $  137      $  149      $  152
                                       ======      ======      ======

The  following  table  sets forth  the  status  of  the postretirement  benefits
programs  (other  than  pensions)  and  amounts  recognized  in  the   Company's
consolidated balance sheets (in thousands):

                                             December 31,
                                        --------------------
                                          1996         1995
                                        --------    --------

Accumulated postretirement
benefit obligations:
  Retirees                              $  1,236    $  1,353
  Fully eligible, active plan
    participants                             441         400
  Other active plan participants             234         310
                                        --------    --------
                                           1,911       2,063
Unrecognized net gain                        571         374
                                        --------    --------
Accumulated postretirement
  benefit obligations recognized
  in consolidated balance sheets        $  2,482    $  2,437
                                        ========    ========


The actuarial assumptions used in determining the Company's accumulated postretirement benefit obligation are provided in the table below. Due to the short period which the Company provides medical benefits to its retirees, the increases in medical costs are assumed to be 6% in each year. A 1% change in the assumed health care cost trend rate would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of service and interest costs for 1996 or 1995.

                                        1996     1995
                                        -----    ------

Discount rate                           7.50%   7.00%
Trend rate for medical benefits         6.00%   6.00%

The Company has a nonqualified deferred compensation plan which permits eligible officers, directors and key employees to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest is accrued and partially funded, is distributable in cash after retirement or termination of employment, and at December 31, 1996 and 1995, amounted to approximately $2.3 million and $1.8 million, respectively. The Company amended the Deferred Compensation Plan effective January 1, 1995. The amended plan allows the participants to defer up to a maximum of 50% of base salary and up to 100% of annual bonuses. The participant may elect to receive such deferred amounts, together with interest at the Moody's Corporate Bond Yield rate, in one payment at retirement, or on any plan anniversary after the completion of three years, as elected.

The Company has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from

2% to 15% of their compensation to the plan. The Company makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. Commencing in 1997, the Company's matching contribution will be 25% of an employee's contribution up to, but not exceeding, 6% of the employee's earnings. The Company's contribution was approximately $190,000 in 1996, $173,000 in 1995, and $170,000 in 1994.

NOTE 8:  SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors.

The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The Preferred Shares were not redeemable by the Company prior to July 1, 1996. After such date, the shares are redeemable at the option of the Company at any time, in whole or in part, initially at $52.45 per share and thereafter at prices declining ratably on each July 1 to $50 per share on or after July 1, 2003.

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

The Preferred Shares rank senior to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50 per share plus all declared and unpaid dividends which aggregate $117,012,000 at December 31, 1996.

Shareholder Rights Plan

In 1996, the Company adopted a new Shareholder Rights Plan replacing the 1986 Shareholder Rights Plan which had expired. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alterations, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of one cent per right, and expire in May 2006. Additional details are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 10, 1996.

Stock Option Plans

At December 31, 1996, executives, key employees and directors had been granted options to purchase common shares under stock option plans described below. The Company has adopted the disclosure-only provisions of SFAS No. 123. No compensation expense has been recognized in 1996 or 1995 for unexercised options related to the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                    1996          1995
                                   --------     --------

Loss applicable to common
   shareholders:
      As reported                  $ 40,404     $109,769
      Pro forma                    $ 41,261     $109,826

Loss applicable to common
   shareholders per share:
      As reported                  $   0.79     $   2.28
      Pro forma                    $   0.81     $   2.28

The fair value of  each option grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with   the   following  weighted-average
assumptions:

   Expected dividend yield            0.00%
   Expected stock price volatility   42.65%
   Risk-free interest rate:           5.63%
   Expected life of options           4.1 years

The weighted average grant-date fair value of options granted in 1996 and 1995 was $3.40 and $4.17, respectively.

The Company adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. In 1995, 15,000 options under the 1987 plan were granted. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. At December 31, 1996, there were 53,748 shares available for grant in the future under the plan. The plan expires on February 13, 1997.

In 1995, the Company adopted the new Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which is subject to termination by the Board of Directors at any time. Each nonemployee director is credited with 1,000 shares of the Company's common stock on May 30 of each year. Nonemployee directors joining the Board of Directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board. All credited shares are held in trust for the benefit of each director until delivered to the Director. Delivery of the shares from the trust occurs upon the earliest of (1) death or disability; (2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control of the Company. Subject to certain restrictions, directors may elect to receive delivery of shares on such date or in annual installments thereafter over 5, 10 or 15 years. The shares of common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan is 120,000. During 1996 and 1995, 7,000 and 6,539 shares, respectively, were credited to the nonemployee directors. At December 31, 1996, there were 106,461 shares available for grant in the future under the plan.

In 1995, the shareholders of the Company approved the 1995 Stock Incentive Plan which provides for a variety of stock-based grants to the Company's officers and key employees. The plan provides for the grant of stock options, stock appreciation rights, restricted stock and performance units to eligible officers and key employees of the Company. Stock options under the plan are required to be granted at 100% of the market value of the stock on the date of the grant. There were no options to acquire shares granted in 1995 under the 1995 plan. The terms of such options shall be no longer than ten years from the date of grant. During 1996, 278,000 options to acquire shares were granted to the Company's officers and key employees of which 215,000 of these options to acquire shares have vesting requirements of 20% on the grant date and 20% on each of the next four anniversary dates from the grant date. During 1996, 1,500 options to acquire shares expired under the 1995 plan. At December 31, 1996, there were 1,723,500 options to acquire shares available for grant in the future under the plan.

Transactions concerning stock options pursuant to all of the above described plans are summarized as follows:

                                                               Weighted Average
                                                 Shares         Exercise Price
                                               ----------      ----------------
         Outstanding, December 31, 1993          301,660               $10.39

         Year ended December 31, 1994
                 Granted                         120,000               $ 9.63
                 Exercised                       (61,037)              $ 8.69
                 Expired                         (13,123)              $11.23
                                                 -------

         Outstanding, December 31, 1994          347,500               $10.35

         Year ended December 31, 1995
                 Granted                          15,000               $ 9.38
                 Exercised                       (12,500)              $ 9.81
                 Expired                         (33,508)              $ 8.62
                                                 -------

         Outstanding, December 31, 1995          316,492               $10.51
                                                 -------

         Year ended December 31, 1996
                 Granted                         278,000               $ 8.28
                 Exercised                           - -
                 Expired                         (48,500)              $10.57
                                                 -------

         Outstanding, December 31, 1996          545,992               $ 9.37
                                                 =======

The following table presents information about the options outstanding as of December 31, 1996:

                                                                                    Weighted Average
                                                                          -----------------------------------
                                                           Range of                              Remaining
                                        Shares          Exercise Price      Exercise Price      Life (Years)
                                      ----------      -----------------   -------------------  --------------
    Exercisable options                  221,915      $ 6.75 - $ 9.63            $ 8.85             8.2
    Exercisable options                  152,077      $10.38 - $12.25            $11.26             2.9
                                       ---------

    Total exercisable options            373,992      $ 6.75 - $12.25            $ 9.84             6.0

    Unexercisable options                172,000      $ 6.75 - $ 8.63            $ 8.37             9.2
                                       ---------

        Total all options                545,992      $ 6.75 - $12.25            $ 9.37             7.1
                                       =========

The aggregate amounts charged (credited) to operations in connection with the plans were $0, $(21,000) and $(23,000) in 1996, 1995 and 1994, respectively.

As a result of the acquisition of Equinox in 1994, the outstanding options under the Equinox stock option plan became exercisable for Hecla common shares. Transactions concerning the Equinox options, giving effect to the common share exchange ratio, are as follows:

                                                  Exercise
                                   Shares           Price
                                  ---------    ---------------

Outstanding, December 31, 1993     252,300     $ 3.78 - $19.56

Year ended December 31, 1994
     Exercised                    (251,400)    $ 3.45 - $17.82
                                  --------

Outstanding, December 31, 1994         900              $17.82

Year ended December 31, 1995
     Expired                          (900)             $17.82
                                  --------

Outstanding, December 31, 1995         - -                 - -
                                  ========



1996 Common Stock Offering

On January 23, 1996, 2,875,000 shares of the Company's common stock were sold under the Company's existing Registration Statement which provides for the issuance of up to $100.0 million of equity and debt securities. The net proceeds from the offering of approximately $22.0 million were used principally to reduce the outstanding borrowings under the Company's bank credit agreement.

NOTE 9:  BUSINESS SEGMENTS (IN THOUSANDS)

                                              1996         1995         1994
                                            ---------    ---------    ---------
Net sales to unaffiliated customers
  Metals (including $32,034, $27,729
     and $18,493 from Mexican operations
     in 1996, 1995 and 1994)                $  81,409    $  79,810    $  60,828
  Industrial minerals (including $4,204,
     $2,664 and $2,885 in Mexico in 1996,
     1995 and 1994)                            76,843       67,391       60,229
  Specialty metals                                - -        4,414        4,285
                                            ---------    ---------    ---------
                                            $ 158,252    $ 151,615    $ 125,342
                                            =========    =========    =========

Income (loss) from operations
  Metals (including $7,734, $6,396
     and $2,307 from Mexican operations
     in 1996, 1995 and 1994)                $ (38,711)   $(109,449)   $ (24,658)
  Industrial minerals (including $92,
     $(341) and $(810) in Mexico in 1996,
     1995 and 1994)                             9,083        6,690        6,872
  Specialty metals                                - -          255            3
  General corporate                            (9,703)      (9,738)     (11,656)
                                            ---------    ---------    ---------
                                            $ (39,331)   $(112,242)   $ (29,439)
                                            =========    =========    =========

Capital expenditures
  Metals (including $411, $2,319 and
     $466 in Mexico in 1996, 1995
     and 1994)                              $  30,388    $  32,838    $  62,002
  Industrial minerals (including
     $93, $183 and $1,352 in Mexico
     in 1996, 1995 and 1994)                    3,075       11,811        3,615
  Specialty metals                                - -           81          453
  General corporate                               268          578          489
                                            ---------    ---------    ---------
                                            $  33,731    $  45,308    $  66,559
                                            =========    =========    =========

Depreciation, depletion and amortization
  Metals                                    $  15,728    $  18,859    $   9,699
  Industrial minerals                           4,723        4,580        4,501
  Specialty metals                                - -           23           33
  General corporate                               338          367          524
                                            ---------    ---------    ---------
                                            $  20,789    $  23,829    $  14,757
                                            =========    =========    =========

Identifiable assets
  Metals (including $7,268, $15,702
     and $19,241 in Mexico in 1996,
     1995 and 1994)                         $ 155,082    $ 144,246    $ 179,258
  Industrial minerals (including
     $3,513, $4,888 and $6,192 in
     Mexico in 1996, 1995 and 1994)            70,613       71,163       59,502
  Specialty metals                                - -          - -        6,288
  General corporate                            34,520       35,998       36,507
  Idle facilities                               8,178        6,783       53,027
                                            ---------    ---------    ---------
                                            $ 268,393    $ 258,190    $ 334,582
                                            =========    =========    =========

Net sales and identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, receivables, investments and corporate property, plant and equipment. As a result of depressed metals prices, operations were suspended at the Greens Creek mine in April 1993, and the property was placed on a care-and-maintenance basis pending resumption of operations. At December 31, 1994, the Company's recorded net book value of identifiable assets at the Greens Creek mine was approximately $50.3 million. This amount was classified in the idle facilities category at December 31, 1994. On May 17, 1995, the Company announced plans for redevelopment of the Greens Creek mine and at December 31, 1996 and 1995, the recorded net book value of identifiable assets at the Greens Creek mine was classified in the metals category. The Greens Creek mine recommenced operations in July 1996 and full production levels were achieved in January 1997.

NOTE 10:  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The   estimated  fair  values  of  financial  instruments  are  as  follows  (in thousands):

                                                            December 31,
                                        ----------------------------------------------------
                                                 1996                         1995
                                        ----------------------       -----------------------
                                         Carrying       Fair          Carrying       Fair
                                         Amounts        Value         Amounts        Value
                                        ---------     --------       ---------     ---------
Financial assets
  Cash and cash equivalents             $   8,256     $  8,256       $   4,024     $   4,024
  Accounts and notes receivable            24,168       24,168          25,571        25,571
  Investments
     Equity securities available
        for sale                              165          165             455           455
     Restricted                            20,674       20,674          16,254        16,254
  Gold spot deferred contracts                - -          299             - -           - -
  Gold forward sales contracts                - -           43             - -           228
  Gold put options                            - -          772             - -           436
Financial liabilities
  Current liabilities                      32,712       32,712          25,965        25,965
  Long-term debt - principal               38,208       38,208          36,104        35,563
  Gold call options                           - -            2             - -           134


               HECLA MINING COMPANY and WHOLLY OWNED SUBSIDIARIES

                          FORM 10-K - December 31, 1996

                               INDEX TO EXHIBITS



         Number and Description of Exhibits
         ----------------------------------

3.1(a)   Certificate of Incorporation of the
         Registrant as amended to date.(2)

3.1(b)   Certificate of Amendment of Certificate
         of Incorporation of the Registrant,
         dated as of May 16, 1991.(2)

3.2      By-Laws of the Registrant as amended
         to date.(2)

4.1(a) Certificate of Designations, Preferences and Rights of Series A Junior
         Participating Preferred Stock of the
         Registrant.(2)

4.1(b) Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible
         Preferred Stock of the Registrant.(2)

4.2 Rights Agreement dated as of May 10, 1996 between Hecla Mining Company and American
         Stock Transfer & Trust Company, which
         includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred
         Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase
         Preferred Shares as Exhibit B.(2)

10.1(a) Credit Agreement dated as of August 30, 1994, among Registrant and Certain Subsidiaries and NationsBank of Texas, N.A., as Agent, and Certain Banks as Lenders.(2)

10.1(b)  First Amendment to Credit Agreement dated
         October 1, 1995.(2)

10.1(c)  Second Amendment to Credit Agreement dated
         February 7, 1996.(2)

10.1(d)  Third Amendment to Credit Agreement dated
         October 31, 1996.(2)

    Number and Description of Exhibits
    ----------------------------------


10.2     Employment agreement dated November 10,
         1989 between Hecla Mining Company and
         Arthur Brown. (Registrant has substantially identical agreements with each of Messrs.
         William B. Booth, J. Gary Childress, George
         R. Johnson, Roger A. Kauffman, Jon T. Langstaff,
         John P. Stilwell, and Michael B. White. Such substantially identical agreements are not included as separate Exhibits.)(1,2)

10.3(a)  Form of Executive Deferral Plan Master
         Document effective January 1, 1995.(1,2)

10.3(b)  Form of Director Deferral Plan Master
         Plan Document effective January 1, 1995.(1,2)

10.4(a)  1987 Nonstatutory Stock Option Plan of the
         Registrant.(1,2)

10.4(b)  Hecla Mining Company 1995 Stock Incentive
         Plan.(1,2)

10.4(c) Hecla Mining Company Stock Plan for Non-employee Directors.(1,2)

10.5(a)  Hecla Mining Company Retirement Plan for
         Employees and Supplemental Retirement and
         Death Benefit Plan.(1,2)

10.5(b)  Supplemental Excess Retirement Master
         Plan Document.(1,2)

10.5(c)  Hecla Mining Company Nonqualified Plans
         Master Trust Agreement.(1,2)

10.6     Form of Indemnification Agreement dated
         May 27, 1987 between Hecla Mining Company and each of its Directors and Officers.(1,2)

10.7     Summary of Short-term Performance Payment
         Plan.(1,2)

10.8     Acquistion Agreement dated as of
         December 29, 1993, by and among Registrant and B.P.Y.A. 1193 Holdings Ltd., 1057451
         Ontario Limited and Equinox Resources Ltd.(2)

    Number and Description of Exhibits
    ----------------------------------


10.9(a)  Acquisition Agreement - Grouse Creek
         Project, dated January 21, 1994, among
         Registrant, Great Lakes Idaho Inc. and
         Great Lakes Minerals Inc.(2)

10.9(b)  Mining Venture Agreement dated as of
         February 8, 1994, between Registrant and
         Great Lakes Idaho Inc.(2)

10.9(c)  Letter Agreement dated January 31, 1997
         between Registrant, Great Lakes Idaho Inc.
         and Great Lakes Minerals Inc.                    Attached

10.10    Purchase and Sale Agreement between Hecla
         Mining Company and Mooney Chemicals Inc., dated August 2, 1995, related to the sale of the Apex Unit refining facility located near St. George, Utah.(2)

10.11(a) Amended and Restated Golden Eagle Earn-In
         Agreement between Santa Fe Pacific Gold
         Corporation and Hecla Mining Company dated as of September 6, 1996.(2)

10.11(b) Golden Eagle Operating Agreement between Santa
         Fe Pacific Gold Corporation and Hecla Mining
         Company dated as of September 6, 1996.(2)

10.12    Limited Liability Company Agreement of the
         Rosebud Mining Company, L.L.C. among Santa
         Fe Pacific Gold Corporation and Hecla Mining
         Company dated as of September 6, 1996.(2)

11.      Computation of weighted average number of
         common shares outstanding.                       Attached

12.      Statement of Computation of Ratio of Earnings
         to Fixed Charges.                                Attached

13.1     Hecla Mining Company Fourth Quarter and
         Year-End Results for the Period Ended
         December 31, 1996.(2)

21.      List of subsidiaries of the Registrant.          Attached

    Number and Description of Exhibits
    ----------------------------------


23.1 Consent of Coopers & Lybrand to incorpora-tion by reference of their report dated
         February 7, 1997, on the Consolidated
         Financial Statements of the Registrant in the Registrant's Registration Statements on Form S-3, No. 33-72832, and No. 33-59659,
         Form S-8, No. 33-7833, No. 33-41833, No.
         33-14758, No. 33-40691, No. 33-60095 and
         No. 33-60099.(2)

23.2 Consent of Deloitte & Touche to incorpora-tion by reference of their report dated
         February 28, 1994 on the consolidated
         financial statements of Equinox Resources
         Ltd. in the Registrant's Registration
         Statements on Form S-3, No. 33-72832, and
         No. 33-59659, Forms S-8, No. 33-7833, No.
         33-41833, No. 33-14758, No. 33-40691, No.
         33-60095 and No. 33-60099.(2)

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
-----------         --------------------------------------------

   3.1(a) & (b)      3.1 (10-K for 1987)
   3.2               2 (Current Report on Form 8-K dated
                     November 9, 1990)
   4.1(a) & (b)      4.1(d)(e) and 4.5 (10-Q for June 30, 1993)
   4.2               4 (Current Report on Form 8-K dated
                     May 10, 1996)
  10.1(a)            10.1(a) (10-Q for September 30, 1994)
  10.1(b)            10.1(b) (10-Q for September 30, 1995)
  10.1(c)            10.1(c) (10-K for 1995)
  10.1(d)            10.1(d) (10-Q for September 30,1996)
  10.2               10.2(b) (10-K for 1989)
  10.3(a)            3 (10-K for 1994)
  10.3(b)            10.3(b) (10-K for 1994)
  10.4(a)            B (Proxy Statement dated March 20, 1987)
  10.4(b)            A (Proxy Statement dated March 27, 1995)
  10.4(c)            B (Proxy Statement dated March 27, 1995)
  10.5(a)            10.11(a) (10-K for 1985)
  10.5(b)            10.5(b) (10-K for 1994)
  10.5(c)            10.5(c) (10-K for 1994)
  10.6               10.15 (10-K for 1987)
  10.7               10.7 (10-K for 1994)
  10.8               2 (Schedule 13D dated January 7, 1993 -
                     filed by Registrant with respect to
                     Equinox Resources Ltd.)
  10.9(a)            (c)1 (Current Report on Form 8-K dated
                     February 10, 1994)
  10.9(b)            (c)2 (Current Report on Form 8-K dated
                     February 10, 1994)
  10.10              10.10 (10-K for 1995)
  10.11(a)           10.11(a) (10-Q for September 30, 1996)
  10.11(b)           10.11(b) (10-Q for September 30, 1996)
  10.12              10.12 (10-Q for September 30, 1996)
  13.1               99 (Current Report on Form 8-K dated
                     February 14, 1997)
  23.1               23.1 (Current Report on Form 8-K dated
                     February 19, 1997)
  23.2               23.2 (10-K for 1995)