Form 10-Q
period 1997-03-31
HECLA MINING CO/DE/
filed 1997-05-08
CIK 719413

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                             FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

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
                     ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding April 30, 1997
---------------------------------------  --------------------------
Common stock, par value $0.25 per share       55,087,239 shares

               HECLA MINING COMPANY and SUBSIDIARIES

                             FORM 10-Q

                FOR THE QUARTER ENDED MARCH 31, 1997


                             I N D E X*
                             ---------

                                                               Page
                                                               ----

PART I. - Financial Information

     Item l - Consolidated Balance Sheets - March 31, 1997
              and December 31, 1996                               3

            - Consolidated Statements of Operations - Three
              Months Ended March 31, 1997 and 1996                4

            - Consolidated Statements of Cash Flows - Three
              Months Ended March 31, 1997 and 1996                5

            - Notes to Consolidated Financial Statements          6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      12


PART II. - Other Information

     Item 1 - Legal Proceedings                                  24

     Item 6 - Exhibits and Reports on Form 8-K                   28




*Items omitted are not applicable.

                                         PART I - FINANCIAL INFORMATION
                                      HECLA MINING COMPANY and SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (Dollars in thousands, except share data)

                                                                         March 31,        December 31,
                                                                            1997             1996
                                                                        -----------       ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                              $    8,031          $   8,256
  Accounts and notes receivable                                              32,534             24,168
  Income tax refund receivable                                                1,252              1,262
  Inventories                                                                23,228             22,879
  Other current assets                                                        1,566              2,284
                                                                         ----------          ---------
          Total current assets                                               66,611             58,849
Investments                                                                   2,619              1,723
Restricted investments                                                       17,566             20,674
Properties, plants and equipment, net                                       177,798            177,755
Other noncurrent assets                                                      10,198              9,392
                                                                         ----------          ---------
          Total assets                                                   $  274,792          $ 268,393
                                                                         ==========          =========
                                                   LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                                  $   13,425          $  17,377
  Accrued payroll and related benefits                                        3,126              3,232
  Preferred stock dividends payable                                           2,012              2,012
  Accrued taxes                                                               1,683              1,427
  Accrued reclamation and closure costs                                       9,032              8,664
                                                                         ----------          ---------
          Total current liabilities                                          29,278             32,712
Deferred income taxes                                                           359                359
Long-term debt                                                               27,146             38,208
Accrued reclamation and closure costs                                        43,428             45,953
Other noncurrent liabilities                                                  6,997              5,653
                                                                         ----------          ---------
          Total liabilities                                                 107,208            122,885
                                                                         ----------          ---------
                                               SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                               575                575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1997 - 55,149,324;
  issued 1996 - 51,199,324                                                   13,787             12,800
Capital surplus                                                             373,973            351,559
Accumulated deficit                                                        (215,104)          (213,610)
Net unrealized gain (loss) on investments                                       137                (32)
Foreign currency translation adjustment                                      (4,898)            (4,898)
Less treasury stock, at cost;
  1997 - 62,085 shares, 1996 - 62,085 shares                                   (886)              (886)
                                                                         ----------          ---------
          Total shareholders' equity                                        167,584            145,508
                                                                         ----------          ---------
          Total liabilities and shareholders' equity                     $  274,792          $ 268,393
                                                                         ==========          =========


             The accompanying notes are an integral part of the consolidated financial statements.

                               HECLA MINING COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (Dollars and shares in thousands, except per-share amounts)

                                                                               Three Months Ended
                                                                       --------------------------------
                                                                       March 31, 1997    March 31, 1996
                                                                       --------------    --------------
Sales of products                                                          $ 42,456          $ 42,947
                                                                           --------          --------
Cost of sales and other direct production costs                              33,926            33,553
Depreciation, depletion and amortization                                      4,352             5,459
                                                                           --------          --------
                                                                             38,278            39,012
                                                                           --------          --------
Gross profit                                                                  4,178             3,935
                                                                           --------          --------
Other operating expenses:
   General and administrative                                                 2,560             2,271
   Exploration                                                                1,354               803
   Depreciation and amortization                                                 79                89
   Provision for closed operations and
      environmental matters                                                     189              (183)
                                                                           --------          --------
                                                                              4,182             2,980
                                                                           --------          --------
Income (loss) from operations                                                    (4)              955
                                                                           --------          --------
Other income (expense):
   Interest and other income                                                  1,151               694
   Miscellaneous expense                                                        (30)              (14)
   Gain on investments                                                          - -                20
   Interest expense:
      Interest costs                                                           (835)             (621)
      Less amount capitalized                                                   361               477
                                                                           --------          --------
                                                                                647               556
                                                                           --------          --------
Income before income taxes                                                      643             1,511
Income tax provision                                                           (125)              (36)
                                                                           --------          --------
Net income                                                                      518             1,475
Preferred stock dividends                                                    (2,012)           (2,012)
                                                                           --------          --------
Loss applicable to common shareholders                                     $ (1,494)         $   (537)
                                                                           ========          ========

Loss per common share                                                      $  (0.03)         $  (0.01)
                                                                           ========          ========

Cash dividends per common share                                            $    - -          $    - -
                                                                           ========          ========
Weighted average number of common
   shares outstanding                                                        53,112            51,130
                                                                           ========          ========



             The accompanying notes are an integral part of the consolidated financial statements.

                                   HECLA MINING COMPANY and SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                           (Dollars in thousands)

                                                                             Three Months Ended
                                                                      --------------------------------
                                                                      March 31, 1997    March 31, 1996
                                                                      --------------    --------------
Operating activities:
  Net income                                                             $     518            $  1,475
  Noncash elements included in net income:
    Depreciation, depletion and amortization                                 4,431               5,548
    Loss (gain) on disposition of properties,
      plants and equipment                                                     (70)                 59
    Gain on sale of investments                                                - -                 (20)
    Provision for reclamation and closure costs                                220               1,199
  Change in:
    Accounts and notes receivable                                           (8,366)             (9,127)
    Income tax refund receivable                                                10                 (25)
    Inventories                                                               (349)               (389)
    Other current assets                                                       718                (424)
    Accounts payable and accrued expenses                                   (3,952)              1,532
    Accrued payroll and related benefits                                      (106)               (651)
    Accrued taxes                                                              256                 261
    Accrued reclamation and closure costs and
      other noncurrent liabilities                                          (1,032)                197
                                                                         ---------            --------
  Net cash used by operating activities                                     (7,722)               (365)
                                                                         ---------            --------

Investing activities:
  Additions to properties, plants and equipment                             (4,542)             (7,739)
  Proceeds from disposition of properties,
    plants and equipment                                                       178                  74
  Proceeds from sale of investments                                            - -                  20
  Decrease (increase) in restricted investments                              3,108                (104)
  Purchase of investments and change in cash
    surrender value of life insurance, net                                    (827)               (146)
  Other, net                                                                  (847)               (502)
                                                                         ---------            --------
Net cash used by investing activities                                       (2,930)             (8,397)
                                                                         ---------            --------

Financing activities:
  Common stock issuance, net of offering costs                              23,401              21,973
  Preferred stock dividends                                                 (2,012)             (2,012)
  Borrowings against cash surrender value of
    life insurance                                                             100                 200
  Borrowings on long-term debt                                              20,500              11,500
  Payments on long-term debt                                               (31,562)            (21,905)
                                                                         ---------            --------
Net cash provided by financing activities                                   10,427               9,756
                                                                         ---------            --------
Net increase (decrease) in cash and cash equivalents                          (225)                994
Cash and cash equivalents at beginning of period                             8,256               4,024
                                                                         ---------            --------
Cash and cash equivalents at end of period                               $   8,031            $  5,018
                                                                         =========            ========




             The accompanying notes are an integral part of the consolidated financial statements.

               HECLA MINING COMPANY and SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The notes to the consolidated financial statements as of December 31, 1996, as set forth in the Company's 1996 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1996, was derived from the audited consolidated balance sheet described in
          Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Note 3. The components of the income tax provision for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                                1997       1996
                                              -------    -------
          Current:
            State income taxes                $    81    $    70
            Federal income tax benefit            - -        (34)
            Foreign income taxes                   44        - -
                                              -------    -------
               Total current provision            125         36
          Deferred provision                      - -        - -
                                              -------    -------
               Total                          $   125    $    36
                                              =======    =======

          The Company's income tax provision for the first three months of 1997 and 1996 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to nonutilization and availability of net operating losses.

               HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                             March 31,  Dec. 31,
                                               1997       1996
                                             ---------  --------
          Concentrates, bullion, metals
             in transit and other products   $  5,607   $  4,839
          Industrial minerals products          8,670      8,902
          Materials and supplies                8,951      9,138
                                             --------   --------
                                             $ 23,228   $ 22,879
                                             ========   ========

Note 5.   Contingencies

          Coeur d'Alene River Basin Natural Resource Damage Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (CERCLA or Superfund), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill Site) over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of this decision, the Court in the natural resource damage litigation stayed the court proceedings in the natural resource damage litigation until a final decision is made on the question of the Tribe's ownership. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. Oral arguments have been heard by the U.S. Supreme Court with respect to the 9th Circuit Court decision and a decision in the case is expected by June 1997. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking

               HECLA MINING COMPANY and SUBSIDIARIES

          a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October 1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against mining companies who conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

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

               HECLA MINING COMPANY and SUBSIDIARIES

          period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

          With respect to the above claims, the Company increased its accrual for closed operations and environmental matters by approximately $2.7 million in 1996. At March 31, 1997, the Company's accrual for remediation activity in the Basin totaled $1.9 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of March 31, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

               HECLA MINING COMPANY and SUBSIDIARIES

          Star Phoenix

          In June 1994, a judgment was entered against the Company in the Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star Phoenix), a former lessee of the Star Morning mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning mine property. The District Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The judgement was appealed to the Idaho State Supreme Court. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. Post-judgment interest will accrue during the appeal period. The Company pledged U.S. Treasury securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at March 31, 1997, and December 31, 1996. On April 2, 1997, the Idaho Supreme Court issued its opinion on the Company's appeal, reversing the trial court's judgment against the Company and remanding the case to the trial court with directions to enter judgment in favor of the Company. The Idaho Supreme Court also awarded the Company's costs of appeal and attorneys fees. On April 21, 1997, Star Phoenix filed a motion with the Idaho Supreme Court requesting a rehearing on certain portions of the court's April 2, 1997 opinion. A decision on Star Phoenix's motion for a rehearing is pending. On May 2, 1997, the Idaho Supreme Court and the trial court issued orders releasing the Company's $27.2 million appeal bond. The bond was released, and the Company received its $10 million in collateral from the bonding company on May 6, 1997.

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

               HECLA MINING COMPANY and SUBSIDIARIES

          aggregate, will not have a material adverse effect on the results of operations and financial condition of the Company.

Note 6. At March 31, 1997, there was $27.0 million outstanding under the Company's revolving and term loan facility classified as long-term debt.

Note 7. In February 1997, the Company issued 3,950,000 shares of its common stock realizing proceeds of approximately $23.4 million, net of issuance costs of approximately $1.3 million. The Company used $23.0 million of the net proceeds to pay down debt under its existing revolving and term loan credit facility.

Note 8. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaced the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its earning per share disclosures.

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

          Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves and future projects, the impact of metals prices and metal production volatility, changing market conditions and the regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of the Company's 1996 Annual Report on Form 10-K). As a result, actual results may differ materially from those projected or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements as circumstances change or develop.

          The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1996, as well as the quarter ended March 31, 1997. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1997, the Company expects to record income or
          (loss) in the range of a $(2.0) million loss to $2.0

               HECLA MINING COMPANY and SUBSIDIARIES

          million income after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1997. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1997 will be as projected.

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

          On January 31, 1997, Great Lakes Minerals Inc. (Great Lakes) and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. The Company has assumed 100% of the interests and obligations associated with the property. As a result of the termination of the Grouse Creek joint venture, approximately $4.5 million in restricted cash was released and made available for general corporate purposes in the first quarter of 1997.

          At the Grouse Creek mine, mining and milling activities were completed by the end of April 1997. The mill will be decommissioned by the end of June 1997, and mine and mill facilities will be placed on a care-and-maintenance status, with some limited reclamation activities commencing in the fall of 1997.

          On April 2, 1997, the Idaho State Supreme Court reversed the previous decision by the Idaho District Court in the Star Phoenix Mining Company lawsuit which had found the Company liable for $10.0 million in compensatory damages and $10.0 million in punitive damages. As a result of

               HECLA MINING COMPANY and SUBSIDIARIES

          the Supreme Court's decision, restricted investments totaling $10.0 million were released on May 6, 1997. At March 31, 1997, the $10.0 million was reflected as restricted investments pending actual release of the funds, which occurred on May 6, 1997. (See also Note 5 of Notes to Consolidated Financial Statements)

          At the Rosebud project, in which the Company has a 50% interest and Santa Fe Pacific Gold Corporation (Santa Fe, which is now a wholly owned subsidiary of Newmont Gold
          Company) holds the other 50% interest, the Company announced that mine design production capacity of 750 tons per day was achieved in the second half of March 1997. Ore processing at Santa Fe's Twin Creeks Pinion mill is now in the start-up phase. The mine is expected to produce approximately 50,000 ounces of gold annually for the Company's account over an estimated five years.

          During the first quarter of 1997, the Company produced approximately 44,000 ounces of gold compared to approximately 47,000 ounces of gold production in the first quarter of 1996. The Company's gold production in the first quarter of 1997 was from the following sources: the La Choya mine - approximately 20,000 ounces; the
          Grouse Creek mine - approximately 18,000 ounces; the Greens Creek mine - approximately 4,000 ounces; and an additional 2,000 ounces from other sources. For the year ending December 31, 1997, the Company expects to produce between 150,000 and 161,000 ounces of gold compared to actual 1996 gold production of approximately 169,000 ounces of gold. The 1997 estimated gold production includes 69,000 to 72,000 ounces from the Company's La Choya mine, 38,000 to 43,000 ounces from the Company's interest in the Rosebud mine, 24,000 to 25,000 ounces from the Company's Grouse Creek mine, and 19,000 to 21,000 ounces from the Company's interest in the Greens Creek mine and other sources.

          In the first quarter of 1997, the Company produced approximately 1,244,000 ounces of silver compared to 1996 first quarter silver production of 536,000 ounces. The Company's silver production in the first quarter of 1997 was principally from the Greens Creek mine - approximately 701,000 ounces, the Lucky Friday mine - approximately 460,000 ounces, the Grouse Creek mine -
          approximately 80,000 ounces, and approximately 3,000 ounces from other sources. The Company's share of silver production for 1997 is expected to be between 5.7 and 6.2

               HECLA MINING COMPANY and SUBSIDIARIES

          million ounces compared to 1996 production of approximately 3.0 million ounces. The 1997 estimated silver production includes 2.1 to 2.3 million ounces from the Lucky Friday mine, 3.4 to 3.7 million ounces from the Company's interest in the Greens Creek mine and an additional 0.2 million ounces from other sources.

          In 1996, the Company shipped approximately 1,072,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to decrease slightly in 1997 to approximately 1,061,000 tons. Additionally, the Company expects to ship approximately 911,000 cubic yards of landscape material from its Mountain West Products operation in 1997 compared to 996,000 cubic yards in 1996.

          RESULTS OF OPERATIONS

          The Company recorded net income of approximately $0.5 million, or $0.01 per common share, in the first three months of 1997 compared to net income of approximately $1.5 million, or $0.03 per common share, in the same period of 1996. After $2.0 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for the first quarter of 1997 was approximately $1.5 million, or $0.03 per common share, compared to a loss of $0.5 million, or $0.01 per common share, in the comparable 1996 period.

          Sales of the Company's products decreased by approximately $0.5 million, or 1.1%, in the first three months of 1997 as compared to the same period in 1996, principally the result of decreased product sales totaling approximately $5.6 million, most notably from the American Girl mine where operations were suspended in the fourth quarter of 1996, the Grouse Creek mine principally due to decreased gold and silver prices, Mountain West Products due to decreased yards sold, the La Choya mine primarily due to the decreased gold price, and the Lucky Friday mine due to decreased lead production and decreased lead and silver prices. These factors were partially offset by increased sales of $5.1 million most notably at the Greens Creek mine where operations recommenced in July 1996 and at K-T Clay de Mexico.

               HECLA MINING COMPANY and SUBSIDIARIES

          Comparing the average metal prices for the first quarter of 1997 with the comparable 1996 period, gold decreased 12% to $351 per ounce from $400 per ounce, silver decreased 9% to $5.02 per ounce from $5.54 per ounce, lead decreased 11% to $.309 per pound from $0.347 per pound, and zinc increased 13% to $.532 per pound from $0.472 per pound. During the first quarter of 1997, the Company's realized gold price per ounce decreased 6.5% from $401 per ounce in the first quarter of 1996 to $375 per ounce in 1997.

          Cost of sales and other direct production costs increased approximately $0.4 million, or 1.1%, from the first three months of 1996 to the comparable 1997 period primarily due to (1) increased production costs at the Greens Creek mine totaling approximately $3.2 million due to the start up of operations in July 1996; and (2) other increased costs at various other operations totaling approximately $0.8 million. These cost increases were partly offset by decreased production costs from (1) the American Girl mine totaling approximately $2.1 million due to the suspension of operations in the fourth quarter of 1996;
          (2) decreased costs at Mountain West Products of $0.6 million primarily due to a decrease in sales; (3) decreased costs at the K-T Clay Kaolin division of $0.5 million due to a decrease in tons mined and purchased as well as decreased transportation costs on products sold from the Company's Italy warehouse; and (4) other cost decreases at various operations totaling approximately $0.4 million.

          Cost of sales and other direct production costs as a percentage of sales from products increased from 78% in the first quarter of 1996 to 80% in the comparable 1997 period, primarily due to the impact of decreased precious metals and lead prices on sales revenues.

          Depreciation, depletion, and amortization decreased $1.1 million, or 20.3%, from the first quarter of 1996 to the first quarter of 1997 principally due to (1) decreased depreciation at the La Choya mine ($1.6 million) the result of a lower depreciation rate in 1997 attributable to the 1996 increase in total recoverable ounces from the mine; (2) decreased depreciation at the Grouse Creek mine ($0.9 million) due to the third quarter 1996 write-down of the remaining property, plant, and equipment carrying value balance; (3) decreased depreciation at the American Girl mine ($0.5 million), due to the third quarter 1996

               HECLA MINING COMPANY and SUBSIDIARIES

          write-down of the remaining property, plant, and equipment carrying value balance; and (4) other decreases at other operations ($0.1 million). These decreases were partly offset by increased depreciation, depletion, and amortization at (1) the Greens Creek mine ($1.8 million) where operations recommenced in July 1996; and (2) other increases at various operations ($0.1 million).

          Cash operating, total cash, and total production cost per gold ounce decreased from $260, $260, and $353 for the first quarter of 1996 to $204, $205, and $246 for the first quarter of 1997, respectively. The decrease in the cash operating, total cash, and total production cost per gold ounce is primarily attributable to the shutdown of the American Girl mine in the fourth quarter of 1996, and the planned suspension of operations at the Grouse Creek mine in the second quarter of 1997. The total production cost per ounce was also favorably impacted by the decreased depreciation rate per ounce at the La Choya mine in 1997 compared to 1996.

          Cash operating, total cash, and total production cost per silver ounce decreased from $4.66, $4.66 and $5.89 in the first quarter of 1996 to $3.33, $3.33, and $5.47 in the first quarter of 1997, respectively. The decreases in the cost per silver ounce are due primarily to the recommencement of operations at the Greens Creek mine, partly offset by increased cost per ounce amounts at the Lucky Friday mine resulting from decreased lead by-product credits in the first quarter of 1997. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses increased by $1.2 million, or 40.3%, from the 1996 period to the 1997 period, due principally to (1) increased exploration costs totaling approximately $0.6 million relating principally to increased expenditures at the La Jojoba and El Porvenir Mexican exploration properties; (2) increased provision for closed operations and environmental matters of approximately $0.4 million principally due to the nonrecurring 1996 receipt of insurance proceeds relating to the Bunker Hill Superfund site of $0.7 million and increased expenses associated with the idle Cactus mine of $0.2 million, partially offset by the nonrecurring 1996 provision for environmental matters relating to the

               HECLA MINING COMPANY and SUBSIDIARIES

          Coeur d'Alene Basin area totaling approximately $0.5 million; and (3) increased general and administrative expenses of approximately $0.3 million.

          Other income was approximately $0.7 million in the 1997 period compared to $0.6 million in the 1996 period. The $0.1 million increase was principally due to increased interest and other income of approximately $0.5 million, partially offset by increased net interest expense of $0.3 million. Total interest cost increased approximately $0.2 million due to increased borrowing on the Company's revolving and term loan facility. Interest cost capitalized decreased approximately $0.1 million principally due to decreased capitalized interest costs associated with the Greens Creek development and the American Girl mine, both of which were completed in 1996, partially offset by increased capitalized interest at the Rosebud project and the Lucky Friday expansion project.

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

          At March 31, 1997, assets totaled approximately $274.8 million and shareholders' equity totaled approximately $167.6 million. Cash and cash equivalents decreased by $0.3 million to $8.0 million at March 31, 1997 from $8.3 million at the end of 1996.

               HECLA MINING COMPANY and SUBSIDIARIES

          During  the first  three  months  of 1997,  approximately
          $10.4 million in cash was provided by financing activities. The major sources of cash were (1) net proceeds totaling approximately $23.4 million from the issuance of 3.95 million common shares in a public offering completed in February 1997; (2) proceeds totaling $20.5 million from borrowing on the revolving and term loan facility; and (3) proceeds totaling $0.1 million from borrowings against the cash surrender value of life policies. The primary uses of cash were (1) repayments on long-term debt totaling approximately $31.6 million and (2) preferred dividend payments totaling approximately $2.0 million.

          Operating activities required approximately $7.7 million of cash during the first three months of 1997. The primary sources of cash were from the La Choya mine, K-T Kaolin division, and the K-T Ball Clay division. Additionally, decreases in other current assets and increases in accrued taxes provided $0.7 million and $0.3 million in cash, respectively. Partially offsetting these primary sources were (1) an $8.4 million increase in accounts and notes receivable due to (a) the buildup of receivables at Colorado Aggregate and Mountain West Products of approximately $2.9 million and $2.1 million, respectively, principally due to the seasonal nature of sales at these operations; (b) increased receivables at the La Choya mine of $2.1 million due to timing of sales;
          (c) increased receivables at Greens Creek of approximately $0.9 million due to increased product shipments; and (d) other net increases of $0.3 million;
          (2) a decrease in accounts payable and accrued expenses of $4.0 million due to decreased accounts payable at the majority of the Company's operations; and (3) a decrease in accrued reclamation and closure costs and other noncurrent liabilities of $1.0 million principally for expenditures at closed operations. Principal noncash charges included in operating activities include depreciation, depletion, and amortization of approximately $4.4 million and a $0.2 million provision for reclamation and closure costs.

          The Company's investing activities used $2.9 million of cash during the first three months of 1997. The most significant uses of cash were approximately $4.5 million of property, plant, and equipment additions consisting of: 1) construction in progress at the Rosebud project and the Lucky Friday expansion project totaling

               HECLA MINING COMPANY and SUBSIDIARIES

          approximately $2.2 million and $1.1 million, respectively, and 2) capital expenditures at other operations totaling $0.8 million and capitalized interest of approximately $0.4 million. Additional uses of cash were for purchase of investments and change in cash surrender value of life insurance totaling approximately $0.8 million, and other net changes of $0.8 million. These uses of cash were partially offset by the $3.1 million net decrease in restricted investments primarily related to the release of restricted investments at Grouse Creek resulting from the termination of the Grouse Creek joint venture, and proceeds from the sales of properties, plants, and equipment totaling approximately $0.2 million.

          The Company currently estimates that remaining capital expenditures to be incurred in the balance of 1997 will be in the range of $15.5 million to $28.4 million, including $0.4 million of capitalized interest. These expenditures, excluding capitalized interest, consist primarily of (1) the Company's share of development expenditures at the Rosebud project ($7.0-$8.0 million), the Lucky Friday expansion project ($2.8-$14.0 million), industrial minerals capitalized expenditures ($2.0-$2.3 million), Greens Creek mine capitalized expenditures ($2.5-$2.7 million); and (2) expenditures at other operating locations ($0.8-$1.0 million). The high end of the estimates with respect to the Lucky Friday expansion project expenditures are subject to preparation of a final feasibility study, final engineering estimates, as well as Board of Directors approval. These planned capital expenditures are anticipated to be funded from operating activities, and amounts available under its revolving and term loan credit facility. There can be no assurance that actual capitalized expenditures will be as projected based upon the uncertainties associated with the estimates for development of the Lucky Friday expansion project and the Company's ability to generate adequate funding for the projected capital expenditures.

          The Company's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek property, that the Company's joint venture partner will not default with respect to its portion of development costs and capital expenditures.

          Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective

               HECLA MINING COMPANY and SUBSIDIARIES

          in the third quarter of 1995, the Company can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. In February 1997, the Company issued 3.95 million common shares to facilitate the funding of the Company's capital expenditures in 1997. To date, the Company has issued $48.4 million of the Company's common shares under the Registration Statement. The Company used $23.0 million of the February 1997 net proceeds of approximately $23.4 million from the sale of its common shares to initially pay down debt under its existing revolving and term loan credit facility thus increasing its borrowing capacity under the facility. As of March 31, 1997, a total of $28.0 million remained available under the bank facility.

          The Company's planned environmental and reclamation expenditures for the balance of 1997 are expected to be approximately $7.8 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site, Republic mine, Coeur d'Alene River Basin, American Girl mine, and the Cactus mine.

          Exploration expenditures for the balance of 1997 are estimated to be approximately $5.5 to $6.5 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned domestic and foreign properties. Accordingly, domestic exploration expenditures will be incurred principally at the Rosebud, Greens Creek, and Lucky Friday properties. Foreign exploration efforts will center primarily on targets in Mexico.

          In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces.
          Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related premiums paid or received, for option contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity, when the Company matches specific production to a contract, or upon settlement of the net position in cash. The Company is exposed to certain

               HECLA MINING COMPANY and SUBSIDIARIES

          losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

          As of March 31, 1997, the Company has purchased options to put 25,830 ounces of gold to counterparties to such options at an average price of $396 per ounce. Concurrently, the Company sold options to allow counterparties to such options to call 25,830 ounces of gold from the Company at an average price of $461 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at March 31, 1997, was $348. At March 31, 1997, the estimated fair value of the Company's purchased gold put options was approximately $1.0 million. If the Company had chosen to close its offsetting short call option position, it would have incurred a liability of approximately $1,000. Additionally, the Company has entered into spot deferred sales commitments for 8,400 ounces of gold at $386 per ounce. The nature and purpose of the forward sales and option contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of March 31, 1997.

          As described in Note 5 of Notes to Consolidated Financial Statements, the Company is a defendant in a legal action filed in November 1990 by Star Phoenix and certain principals of Star Phoenix, asserting that the Company breached the terms of Star Phoenix's lease agreement for the Company's Star Morning Mine and that the Company interfered with certain contractual relationships of Star Phoenix relating to the Company's 1990 termination of such lease agreement. In June 1994, a judgment was entered by the Idaho State District Court against the Company in the legal proceeding in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in the case in May 1994. The Company appealed the judgment to the Idaho State Supreme Court. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. Post-judgment interest will accrue during the appeal period. The Company pledged U.S. Treasury Securities totaling $10.0 million as collateral for the appeal bond. On April 2, 1997, the

               HECLA MINING COMPANY and SUBSIDIARIES

          Idaho Supreme Court issued its opinion on the Company's appeal, reversing the trial court's judgment against the Company and remanding the case to the trial court with directions to enter judgment in favor of the Company. The Idaho Supreme Court also awarded the Company's costs of appeal and attorneys fees. On April 21, 1997, Star Phoenix filed a motion with the Idaho Supreme Court requesting a rehearing on certain portions of the court's April 2, 1997 opinion. A decision on Star Phoenix's motion for a rehearing is pending. On May 2, 1997, the Idaho Supreme Court and the trial court issued orders releasing the Company's $27.2 million appeal bond. The bond was released, and the Company received its $10 million in collateral from the bonding company on May 6, 1997.

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

          In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaced the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its earning per share disclosures.

                    PART II - OTHER INFORMATION
               HECLA MINING COMPANY and SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

          Coeur d'Alene River Basin Natural Resource Damage Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (CERCLA or Superfund), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill Site) over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of this decision, the Court in the natural resource damage litigation stayed the court proceedings in the natural resource damage litigation until a final decision is made on the question of the Tribe's ownership. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. Oral arguments have been heard by the U.S. Supreme Court with respect to the 9th Circuit Court decision and a decision in the case is expected by June 1997. In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October 1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

               HECLA MINING COMPANY and SUBSIDIARIES

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against mining companies who conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

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

          With respect to the above claims, the Company increased its accrual for closed operations and environmental

               HECLA MINING COMPANY and SUBSIDIARIES

          matters by approximately $2.7 million in 1996. At March 31, 1997, the Company's accrual for remediation activity in the Basin totaled $1.9 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of March 31, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          Star Phoenix

          In June 1994, a judgment was entered against the Company in the Idaho State District Court in the amount of $10.0 million in compensatory damages and $10.0 million in punitive damages based on a jury verdict rendered in May 1994 with respect to a lawsuit previously filed against the Company by Star Phoenix Mining Company (Star

               HECLA MINING COMPANY and SUBSIDIARIES

          Phoenix), a former lessee of the Star Morning mine, over a dispute between the Company and Star Phoenix concerning the Company's November 1990 termination of the Star Phoenix lease of the Star Morning mine property. The District Court also awarded Star Phoenix approximately $300,000 in attorneys' fees and costs. The judgement was appealed to the Idaho State Supreme Court. In order to stay the ability of Star Phoenix to collect on the judgment during the pendency of the appeal, the Company has posted an appeal bond in the amount of $27.2 million representing 136% of the District Court judgment. Post-judgment interest will accrue during the appeal period. The Company pledged U.S. Treasury securities totaling $10.0 million as collateral for the appeal bond. This collateral amount is included in restricted investments at March 31, 1997, and December 31, 1996. On April 2, 1997, the Idaho Supreme Court issued its opinion on the Company's appeal, reversing the trial court's judgment against the Company and remanding the case to the trial court with directions to enter judgment in favor of the Company. The Idaho Supreme Court also awarded the Company's costs of appeal and attorneys fees. On April 21, 1997, Star Phoenix filed a motion with the Idaho Supreme Court requesting a rehearing on certain portions of the court's April 2, 1997 opinion. A decision on Star Phoenix's motion for a rehearing is pending. On May 2, 1997, the Idaho Supreme Court and the trial court issued orders releasing the Company's $27.2 million appeal bond. The bond was released, and the Company received its $10 million in collateral from the bonding company on May 6, 1997.

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

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12 -    Statement   of   Computation  of   Ratio  of
                       Earnings to Fixed Charges

               13 - First Quarter Report to Shareholders for the quarter ended March 31, 1997, for release dated April 30, 1997

               27 -    Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated February 14, 1997, related to Fourth Quarter and Year-end Results for December 31, 1996, released February 6, 1997. (Items 5 and 7)

               Report on Form 8-K dated February 18, 1997, related to Engagement Agreement and Indemnification Agreement between Muzinich & Co. and Hecla Mining Company. (Items 5 and 7)

               Report on Form 8-K dated February 18, 1997, related to Subscription Agreement between certain entities and Hecla Mining Company. (Items 5 and 7)

               Report on Form 8-K dated February 19, 1997, related to the Company's Management Discussion and Analysis for December 31, 1996, and Audited Consolidated Financial Statements for December 31, 1996 and 1995. (Items 5 and 7)


Items 2, 3, 4 and 5 of Part II are omitted from this report as inapplicable.

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


                                     HECLA MINING COMPANY
                              ------------------------------------
                                        (Registrant)



Date:  May 8, 1997        By    /s/ Arthur Brown
                             -------------------------------------
                                 Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  May 8, 1997        By    /s/ Stanley E. Hilbert
                             -------------------------------------
                                 Stanley E. Hilbert,
                                   Corporate Controller
                                   (Chief Accounting Officer)

                           EXHIBIT INDEX


Exhibit
  No.                Description
--------        -----------------------

12              Statement  of Computation of  Ratio of  Earnings to
                Fixed Charges

13              First   Quarter  Report  to  Shareholders  for  the
                quarter  ending March  31, 1997, for  release dated
                April 30, 1997

27              Financial Data Schedule