Form 10-Q
period 1997-06-30
HECLA MINING CO/DE/
filed 1997-08-08
CIK 719413

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549
                             FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                 OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number      1-8491
                       --------------------------------------------

                        HECLA MINING COMPANY
-------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                              82-0126240
---------------------------------------         -------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

       6500 Mineral Drive
      Coeur d'Alene, Idaho                            83815-8788
----------------------------------------        -------------------
(Address of principal executive offices)             (Zip Code)

                         208-769-4100
-------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2)  has been subject to such  filing requirements for at least the
past 90 days.    Yes  XX .    No     .
                     ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding July 31, 1997
---------------------------------------  -------------------------
Common stock, par value $0.25 per share      55,095,235 shares

               HECLA MINING COMPANY and SUBSIDIARIES

                             FORM 10-Q

                FOR THE QUARTER ENDED JUNE 30, 1997


                             I N D E X*
                             ---------
                                                            Page
                                                            ----
PART I. - Financial Information

     Item l - Consolidated Balance Sheets - June 30, 1997
              and December 31, 1996                           3

            - Consolidated Statements of Operations -
              Three Months and Six Months Ended
              June 30, 1997 and 1996                          4

            - Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1997 and 1996             5

            - Notes to Consolidated Financial Statements      6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations  13


PART II. - Other Information

     Item 1 - Legal Proceedings                              29

     Item 4 - Annual Meeting of Shareholders                 33

     Item 6 - Exhibits and Reports on Form 8-K               34











*Items omitted are not applicable.

                              PART I - FINANCIAL INFORMATION
                          HECLA MINING COMPANY and SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS (unaudited)
                            (In thousands, except share data)

                                                                         June 30,       December 31,
                                                                           1997             1996
                                                                       -----------      ------------

                                                              ASSETS
                                                              ------
Current assets:
  Cash and cash equivalents                                              $    8,626          $   8,256
  Accounts and notes receivable                                              31,575             24,168
  Income tax refund receivable                                                1,083              1,262
  Inventories                                                                19,775             22,879
  Other current assets                                                        1,590              2,284
                                                                         ----------          ---------
          Total current assets                                               62,649             58,849
Investments                                                                   2,388              1,723
Restricted investments                                                        6,861             20,674
Properties, plants and equipment, net                                       178,452            177,755
Other noncurrent assets                                                       8,292              9,392
                                                                         ----------          ---------
          Total assets                                                   $  258,642          $ 268,393
                                                                         ==========          =========

                                                            LIABILITIES
                                                            -----------
Current liabilities:
  Accounts payable and accrued expenses                                  $   12,047          $  17,377
  Accrued payroll and related benefits                                        3,047              3,232
  Preferred stock dividends payable                                           2,012              2,012
  Accrued taxes                                                               1,198              1,427
  Accrued reclamation and closure costs                                       8,568              8,664
                                                                         ----------          ---------
          Total current liabilities                                          26,872             32,712
Deferred income taxes                                                           359                359
Long-term debt                                                               15,141             38,208
Accrued reclamation and closure costs                                        41,031             45,953
Other noncurrent liabilities                                                  6,856              5,653
                                                                         ----------          ---------
          Total liabilities                                                  90,259            122,885
                                                                         ----------          ---------

                                                       SHAREHOLDERS' EQUITY
                                                       --------------------
Preferred stock, $0.25 par value,
  authorized 5,000,000 shares, issued
  and outstanding - 2,300,000 shares,
  liquidation preference $117,012                                               575                575
Common stock, $0.25 par value,
  authorized 100,000,000 shares;
  issued 1997 - 55,157,324;
  issued 1996 - 51,199,324                                                   13,789             12,800
Capital surplus                                                             374,016            351,559
Accumulated deficit                                                        (214,063)          (213,610)
Net unrealized loss on investments                                             (150)               (32)
Foreign currency translation adjustment                                      (4,898)            (4,898)
Less treasury stock, at cost;
  1997 - 62,085 shares, 1996 - 62,085 shares                                   (886)              (886)
                                                                         ----------          ---------
          Total shareholders' equity                                        168,383            145,508
                                                                         ----------          ---------
          Total liabilities and shareholders' equity                     $  258,642          $ 268,393
                                                                         ==========          =========


                      The accompanying notes are an integral part of the consolidated financial statements.

                             HECLA MINING COMPANY and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

              (Dollars and shares in thousands, except for per-share amounts)

                                                        Three Months Ended                       Six Months Ended
                                                 ---------------------------------         ---------------------------------
                                                 June 30, 1997       June 30, 1996         June 30, 1997       June 30, 1996
                                                 -------------       -------------         -------------       -------------
Sales of products                                   $  46,069           $   40,523            $   88,525          $  83,470
                                                    ---------           ----------            ----------          ---------

Cost of sales and other direct production costs        34,234               33,072                68,160             66,625
Depreciation, depletion and amortization                5,051                4,423                 9,403              9,882
                                                    ---------           ----------            ----------          ---------
                                                       39,285               37,495                77,563             76,507
                                                    ---------           ----------            ----------          ---------
Gross profit                                            6,784                3,028                10,962              6,963
                                                    ---------           ----------            ----------          ---------

Other operating expenses:
  General and administrative                            1,912                1,873                 4,033              3,824
  Exploration                                           2,438                1,187                 3,792              1,990
  Depreciation and amortization                            78                   85                   157                174
  Provision for (benefit from) closed
     operations and environmental matters                 (41)              (2,618)                  148             (2,801)
                                                    ---------           ----------            ----------          ---------
                                                        4,387                  527                 8,130              3,187
                                                    ---------           ----------            ----------          ---------
Income from operations                                  2,397                2,501                 2,832              3,776
                                                    ---------           ----------            ----------          ---------

Other income (expense):
  Interest and other income                             2,070                  714                 3,221              1,408
  Miscellaneous expense                                  (308)                (375)                 (777)              (709)
  Gain on sale of investments                             - -                  110                   - -                130
  Interest expense:
     Total interest cost                                 (585)                (728)               (1,420)            (1,349)
     Less amount capitalized                              116                  566                   477              1,043
                                                    ---------           ----------            ----------          ---------
                                                        1,293                  287                 1,501                523
                                                    ---------           ----------            ----------          ---------

Income before income taxes                              3,690                2,788                 4,333              4,299
Income tax benefit (provision)                           (636)                  13                  (761)               (23)
                                                    ---------           ----------            ----------          ---------
Net income                                              3,054                2,801                 3,572              4,276
Preferred stock dividends                              (2,013)              (2,013)               (4,025)            (4,025)
                                                    ---------           ----------            ----------          ---------
Income (loss) applicable to
  common shareholders                               $   1,041           $      788            $     (453)         $     251
                                                    =========           ==========            ==========          =========

Income (loss) per common share                      $    0.02           $     0.02            $    (0.01)         $    0.01
                                                    =========           ==========            ==========          =========

Cash dividends per common share                     $     - -           $      - -            $      - -          $     - -
                                                    =========           ==========            ==========          =========
Weighted average number of common
  shares outstanding                                   55,091               51,134                53,960             51,131
                                                    =========           ==========            ==========          =========



                       The accompanying notes are an integral part of the consolidated financial statements.

                             HECLA MINING COMPANY and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                         (In thousands)
                                                                                     Six Months Ended
                                                                              -------------------------------
                                                                              June 30, 1997     June 30, 1996
                                                                              -------------     -------------
Operating activities:
  Net income                                                                     $    3,572        $    4,276
  Noncash elements included in net income:
     Depreciation, depletion and amortization                                         9,560            10,056
     Loss (gain) on disposition of properties, plants and equipment                  (1,089)              149
     Gain on sale of investments                                                        - -              (130)
     Provision for reclamation and closure costs                                        474             1,508
  Change in:
     Accounts and notes receivable                                                   (7,407)          (11,086)
     Income tax refund receivable                                                       179               169
     Inventories                                                                      3,104             1,019
     Other current assets                                                               694              (251)
     Accounts payable and accrued expenses                                           (5,330)            2,111
     Accrued payroll and related benefits                                              (185)             (483)
     Accrued taxes                                                                     (229)              113
     Accrued reclamation and other noncurrent liabilities                            (4,288)           (1,029)
                                                                                 ----------        ----------
  Net cash provided (used) by operating activities                                     (945)            6,422
                                                                                 ----------        ----------

Investing activities:
  Additions to properties, plants and equipment                                     (10,322)          (18,909)
  Proceeds from disposition of properties, plants and equipment                       1,242                91
  Proceeds from the sale of investments                                                 - -               130
  Decrease (increase) in restricted investments                                      13,813              (155)
  Purchase of investments and increase in cash surrender value of
     life insurance                                                                    (983)             (383)
  Other, net                                                                          1,011            (1,504)
                                                                                 ----------        ----------
  Net cash provided (used) by investing activities                                    4,761           (20,730)
                                                                                 ----------        ----------

Financing activities:
  Issuance of common stock, net of offering costs                                    23,446            22,028
  Dividends on preferred stock                                                       (4,025)           (4,025)
  Borrowings against cash surrender value of
     life insurance                                                                     200               401
  Borrowing on long-term debt                                                        27,000            30,500
  Repayment of long-term debt                                                       (50,067)          (32,909)
                                                                                 ----------        ----------
  Net cash provided (used) by financing activities                                   (3,446)           15,995
                                                                                 ----------        ----------
  Net increase in cash and cash equivalents                                             370             1,687
  Cash and cash equivalents at beginning of period                                    8,256             4,024
                                                                                 ----------        ----------
  Cash and cash equivalents at end of period                                     $    8,626        $    5,711
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

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1996, was derived from the audited consolidated balance sheet described in
          Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on the net income or accumulated deficit as previously reported.

Note 3. The components of the income tax provision for the six months ended June 30, 1997 and 1996 are as follows (in thousands):

                                                  1997      1996
                                                 ------    ------
          Current:
             State                               $  133    $  158
             Federal                                  9      (135)
             Foreign                                619       - -
                                                 ------    ------
                Total                            $  761    $   23
                                                 ======    ======

          The Company's income tax provision for the first half of 1997 and 1996 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to the nonutilization of net operating losses.

               HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                             June 30,    Dec. 31,
                                               1997        1996
                                             --------    --------
          Concentrates, bullion, metals
             in transit and other products   $  4,896    $  4,839
          Industrial mineral products           6,684       8,902
          Materials and supplies                8,195       9,138
                                             --------    --------
                                             $ 19,775    $ 22,879
                                             ========    ========

Note 5.   Contingencies

          Coeur d'Alene River Basin Natural Resource Damage Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (CERCLA or Superfund), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill Site) over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of this decision, the Court in the natural resource damage litigation stayed the court proceedings in the natural resource damage litigation until a final decision is made on the question of the Tribe's ownership. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal District Court. The State of Idaho appealed this decision to the U.S. Supreme Court. On June 23, 1997, the U.S. Supreme Court issued a ruling dismissing the Tribe's claim to ownership based upon lack of federal court jurisdiction over the Tribe's claim against the State.

               HECLA MINING COMPANY and SUBSIDIARIES

          In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. This litigation was not affected by the U.S. Supreme Court's decision referenced above. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October 1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies who conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

          - State of Idaho Claims

          On March 22, 1996, the Company entered into an agreement (the Agreement) with the State of Idaho pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State Trustees group. In return,

               HECLA MINING COMPANY and SUBSIDIARIES

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

          With respect to the above claims, the Company increased its accrual for closed operations and environmental matters by approximately $2.7 million in 1996. At June 30, 1997, the Company's accrual for remediation activity in the Basin totaled $1.6 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of June 30, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

               HECLA MINING COMPANY and SUBSIDIARIES

          Star Phoenix

          On July 14, 1997, the Idaho Supreme Court denied Star Phoenix's request for a rehearing on certain portions of the Court's April 2, 1997 opinion that reversed the June 1994 district court judgment against the Company. The April 1997 ruling in the Company's favor is now a final determination in this matter as Star Phoenix has no further right of appeal. Earlier this year, the Idaho Supreme Court and the trial court issued orders releasing the Company's $27.2 million appeal bond, and the Company received its $10 million in collateral from the bonding company on May 6, 1997. The Company used the $10 million in collateral to pay down outstanding Bank debt under the Company's credit facility.

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

Note 6. At June 30, 1997, there was $15.0 million outstanding under the Company's $55.0 million revolving and term loan facility classified as long-term debt. The Company was in compliance with all restrictive covenants of the facility as of June 30, 1997.

          On July 30, 1997, the Company issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The proceeds from the issuance were initially used to pay down debt under the Company's existing revolving and term loan credit facility.

Note 7. In February 1997, the Company issued 3,950,000 shares of its common stock realizing proceeds of approximately $23.4 million, net of issuance costs of approximately $1.3 million. The Company used $23.0 million of the net proceeds to pay down debt under its existing revolving and term loan credit facility.

Note 8. In the normal course of its business, the Company uses derivative commodity instruments to manage its exposure to fluctuations in the prices of certain metals which it

               HECLA MINING COMPANY and SUBSIDIARIES

          produces. The Company does not hold or issue derivative instruments for trading purposes.

          The Company uses forward sales and commodity put and call options to hedge anticipated sales of certain metal products it produces. The Company also utilizes forward contracts to sell its unhedged production of metal products.

          The Company accounts for commodity put and call options by deferring any gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities until the hedged position is settled. Gains and losses, and the related costs paid or premiums received are included in sales at the time of settlement. Specific criteria required for applying this accounting method include the Company's ability to produce the underlying commodity prior to the contract settlement date, the existence of price risk associated with the underlying commodity, the designation of the transaction at the time the contract is entered into as a hedge against price volatility, and whether this type of transaction effectively reduces the price risk associated with the underlying commodity.

          The Company recognizes revenue on forward sales contracts designated as hedges at the time the Company matches specific production to a forward contract, or upon settlement of the net position in cash. In the case of matching specific production to a contract, the revenue may be recognized in a period prior to the receipt of cash, in which case a receivable is established for the expected receipt, although this time period is typically less than two months. Specific criteria required for applying this accounting method include the Company's ability to produce the underlying commodity prior to the contract settlement date, the existence of price risk associated with the underlying commodity, the designation of the transaction at the time the contract is entered into as a hedge against price volatility, and whether this type of transaction effectively reduces the price risk associated with the underlying commodity.

          The Company also uses forward contracts as a means to sell available production. Revenue from these contracts are recognized at the time the contracts are entered into, with a corresponding receivable, as the commodity has already been produced and is available for delivery. Upon delivery of the underlying commodity on the settlement date, cash is received from the sale. The

               HECLA MINING COMPANY and SUBSIDIARIES

          only   criteria  for   utilizing   this  method   is  the
          availability of produced metal at the time the contract is entered into.

Note 9. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaced the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its earning per share disclosures.

          In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

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

          The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1996. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1997, the Company expects to record income or (loss) in the range of a $(3.0) million loss to $0.5 million income after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1997. The

               HECLA MINING COMPANY and SUBSIDIARIES

          average per ounce prices of gold and silver for July 1997 were $324 and $4.36, respectively. If these prices remain at present levels or decline further, the Company's estimated range of income or loss may not be realized. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1997 will be as projected.

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

          On July 14, 1997, the Idaho Supreme Court denied Star Phoenix's request for a rehearing on certain portions of the Court's April 2, 1997 opinion that reversed the June 1994 district court judgment against the Company. The April 1997 ruling in the Company's favor is now a final determination in this matter as Star Phoenix has no further right of appeal. Earlier this year, the Idaho Supreme Court and the trial court issued orders releasing the Company's $27.2 million appeal bond, and the Company received its $10 million in collateral from the bonding company on May 6, 1997. The Company used the $10 million in collateral to pay down Bank debt under the Company's credit facility.

          In early July, the Company's wholly-owned subsidiary, Kentucky-Tennessee Clay Company, voluntarily suspended shipments of ball clay to all animal feed manufacturers. A small amount of K-T Clay's ball clay is used by animal feed producers to prevent animal feed from clumping. K-T Clay ships about 1% of its annual production for this use. The action was taken as a result of discovery by the Food and Drug Administration of trace levels of dioxin of approximately three parts per trillion, found in a limited sampling of chickens. The source of the

               HECLA MINING COMPANY and SUBSIDIARIES

          dioxin  was  traced  to  ball  clay  in  feed.   The  FDA
          determined that there is no health risk but as a precaution halted shipments to poultry producers and egg producers until they certify the products were essentially dioxin-free. The Mine Safety Health Administration has also cleared the Company from any issues associated with exposure to its employees at its plants. The Company's initial investigation indicates that dioxin may be an inherent characteristic of ball clays in general. The Company is cooperating fully with the federal agencies in this matter, and the Company does not believe there will be any long-term material impact on the Company or to K-T Clay's business from this matter.

          On May 12, 1997, the Company announced that the Board of Directors approved the expenditures necessary to develop the Lucky Friday expansion project, located approximately 5,000 feet northwest of the Lucky Friday vein. The Company anticipates spending approximately $16.0 million in 1997 and 1998 to develop the expansion area, which is expected to increase the Lucky Friday mine silver production to approximately 4.0 million ounces per year by 1998.

          During the first six months of 1997, the Company produced approximately 89,000 ounces of gold compared to approximately 78,000 ounces of gold production in the first six months of 1996. The Company's gold production in the first six months of 1997 was from the following sources: the La Choya mine - approximately 39,000 ounces; the Grouse Creek mine - approximately 27,000 ounces; the Rosebud mine - approximately 12,000 ounces; the Greens Creek mine - approximately 8,000 ounces; and an additional 3,000 ounces from other sources. For the year ending December 31, 1997, the Company expects to produce between 155,000 and 164,000 ounces of gold compared to actual 1996 gold production of approximately 169,000 ounces of gold. The 1997 estimated gold production includes 68,000 to 72,000 ounces from the Company's La Choya mine, 38,000 to 41,000 ounces from the Company's interest in the Rosebud mine, 27,000 ounces from the Company's Grouse Creek mine, and 22,000 to 24,000 ounces from the Company's interest in the Greens Creek mine and other sources.

          In the first six months of 1997, the Company produced approximately 2.5 million ounces of silver compared to the first six months of 1996 silver production of 1.0 million ounces. The Company's silver production in the

               HECLA MINING COMPANY and SUBSIDIARIES

          first six months of 1997 was principally from the Greens Creek mine - approximately 1.4 million ounces, the Lucky Friday mine - approximately 0.9 million ounces, the Grouse Creek mine - approximately 0.1 million ounces, and approximately 0.1 million ounces from other sources. The Company's share of silver production for 1997 is expected to be between 5.6 and 6.0 million ounces compared to 1996 production of approximately 3.0 million ounces. The 1997 estimated silver production includes 2.1 to 2.3 million ounces from the Lucky Friday mine, 3.2 to 3.4 million ounces from the Company's interest in the Greens Creek mine and an additional 0.3 million ounces from other sources.

          In 1996, the Company shipped approximately 1,072,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to decrease slightly in 1997 to approximately 1,034,000 tons. Additionally, the Company expects to ship approximately 844,000 cubic yards of landscape material from its Mountain West Products operation in 1997 compared to 996,000 cubic yards in 1996.


          RESULTS OF OPERATIONS

          FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996

          The Company reported net income of approximately $3.6 million, or $0.07 per share, in the first six months of 1997 compared to a net income of approximately $4.3 million, or $0.08 per share, in the same period of 1996. After $4.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for the first six months of 1997 was $0.5 million, or $0.01 per common share, compared to income of $0.3 million, or $0.01 per common share, in the comparable 1996 period. The change in income in the first six months of 1997 was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

          Comparing the average metal prices for the six months of 1997 with the comparable 1996 period, gold decreased by 12% to $347 per ounce from $395 per ounce, silver decreased by 10% to $4.89 per ounce from $5.42 per ounce, lead decreased by 18% to $0.296 per pound from $0.359 per pound, and zinc increased by 20% to $0.561 per pound from

               HECLA MINING COMPANY and SUBSIDIARIES

          $0.469 per pound. During the first six months of 1997, the Company's realized gold price per ounce decreased 7% from $400 per ounce in the first six months of 1996 to $373 per ounce in 1997.

          Sales of the Company's products increased by approximately $5.1 million, or 6.1%, in the first six months of 1997 as compared to the same period in 1996, principally the result of increased product sales totaling approximately $15.0 million, most notably from the Greens Creek mine, where operations recommenced in July 1996, and the Rosebud mine where operations commenced in April 1997. These factors were partially offset by decreased sales of $9.9 million principally at the American Girl mine where operations were suspended in the fourth quarter of 1996, decreased sales at MWCA-Mountain West Products Division primarily due to unfavorable weather conditions and resulting competitive pricing pressures in the 1997 period, decreased sales at the Grouse Creek mine due to decreased gold and silver prices and the completion of operations at Grouse Creek in April 1997, decreased sales at the Lucky Friday mine principally due to decreased silver and lead prices, decreased sales at the K-T Clay Kaolin division due to a decrease in volume shipped, decreased sales at the La Choya mine due to the decreased gold price, and decreased sales from K-T Feldspar.

          Cost of sales and other direct production costs increased approximately $1.5 million, or 2.3%, from the first six months of 1996 to the comparable 1997 period primarily due to (1) increased production costs of $6.8 million at the Greens Creek mine where operations recommenced in July 1996, (2) increased production costs at the Rosebud mine, where operations commenced in April 1997, of $1.9 million, (3) production cost increases of $0.5 million at K-T Clay de Mexico due to increased sales, (4) production cost increases at the Lucky Friday mine totaling approximately $0.3 million due to increased production levels, (5) increased production costs at other K-T Clay operations of $0.3 million, and (6) increased production costs at La Choya of $0.2 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling approximately $8.5 million. These decreases are primarily due to (1) decreased production costs at the American Girl mine totaling approximately $5.5 million due to the suspension of operations in the fourth quarter of 1996, (2) decreased production costs at the Grouse Creek mine of $1.4 million due to the

               HECLA MINING COMPANY and SUBSIDIARIES

          completion of operations in April 1997, (3) decreased production costs at the K-T Clay Kaolin Division of $1.0 million resulting from decreased sales, and a decrease in costs associated with sales of product in Italy, and (4) decreased costs at MWCA-Mountain West Products division of $0.6 million associated with the decrease in sales.

          Cost of sales and other direct production costs as a percentage of sales decreased from 79.8% in the first half of 1996 to 77.0% in the comparable 1997 period. The decrease is primarily due to the shutdown of the higher cost American Girl mine in 1996, the suspension of operations at the higher cost Grouse Creek mine in April 1997, as well as the addition of the lower cost Rosebud and Greens Creek mines.

          Depreciation, depletion and amortization decreased approximately $0.5 million, or 4.8%, from the first six months of 1996 to the comparable 1997 period primarily due to (1) decreased depreciation at the La Choya mine ($3.0 million) the result of a lower depreciation rate in 1997 attributable to the 1996 increase in total recoverable ounces from the mine; (2) decreased depreciation at the Grouse Creek mine ($1.1 million) due to the third quarter 1996 write-down of the remaining property, plant, and equipment carrying value balance;
          (3) decrease depreciation at the American Girl mine ($1.0 million), due to third quarter 1996 write-down of the remaining property, plant, and equipment carrying value balance; and (4) other decreases at other operations ($0.1 million). These decreases were partly offset by increased depreciation, depletion, and amortization at
          (1) the Greens Creek mine of $3.0 million where operations recommenced in July 1996; (2) the Rosebud mine of $1.4 million where operations commenced in April 1997, and (3)other increases at other operations of $0.3 million.

          Cash operating cost, total cash cost and total production cost per gold ounce decreased from $267, $271 and $366 for the first six months of 1996 to $169, $175 and $233 for the comparable 1997 period, respectively. The decrease in the cash operating cost, total cash cost, and total production cost per gold ounce is primarily attributable to the shutdown of the American Girl mine in the fourth quarter of 1996, the shutdown of the Grouse Creek mine in April of 1997, as well as the commencement of production at the Rosebud mine in April 1997. The total production cost per ounce was also favorably
                                -18-

               HECLA MINING COMPANY and SUBSIDIARIES

          impacted by the decreased depreciation rate per ounce at the La Choya mine in 1997 compared to 1996.

          Cash operating cost, total cash cost and total production cost per silver ounce decreased from $4.58, $4.58 and $5.84 in the first six months of 1996 to $3.40, $3.40 and $5.27 in the comparable 1997 period, respectively. The decreases in the cost per silver ounce are due primarily to the recommencement of operations at the Greens Creek mine, partly offset by increased cost per ounce amounts at the Lucky Friday mine resulting from decreased lead by-product credits in the first six months of 1997. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses increased $4.9 million, or 155.1%, from the 1996 period to the 1997 period, due principally to (1) an increased provision for closed plants and environmental matters of approximately $2.9 million primarily the result of net insurance proceeds of $2.6 million in excess of the then current estimated liability for remediation efforts at the Bunker Hill superfund site in 1996, 1996 timber sales proceeds from the closed Star Unit area of $0.9 million, partly offset by the 1996 provision for environmental matters associated with the Coeur d'Alene River Basin of $0.5 million and other increases of $0.1 million; (2) increased exploration expenditures of $1.8 million, most notably at the La Jojoba gold property in Mexico ($1.4 million), the El Porvenir gold property in Mexico ($0.5 million), and other net decreases of $0.1 million; and
          (3) increased general and administrative expenses of $0.2 million.

          Other income was $1.5 million in the first six months of 1997 compared to $0.5 million in the comparable 1996 period. The $1.0 million increase was primarily due to a $1.8 million increase in interest and other income, resulting primarily from a gain on sale of an 8% interest in the Buckhorn Joint Venture, in Nevada, of $1.1 million, increased royalty income of $0.3 million, and other net increases of $0.4 million. This increase was partly offset by increased net interest cost of $0.6 million, decreased gain on sale of investments of $0.1 million, and increased miscellaneous expense of $0.1 million. Total interest cost increased approximately $0.1 million due to higher interest and fees associated with the Company's revolving and term loan facility.

               HECLA MINING COMPANY and SUBSIDIARIES

          Capitalized interest costs decreased $0.6 million principally due to decreased capitalized interest costs associated with the Greens Creek mine, the American Girl mine, and at the Rosebud project which was completed in March 1997, partly offset by increased capitalized interest at the Lucky Friday expansion project.


            THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
                  THREE MONTHS ENDED JUNE 30, 1996

          The Company had net income of approximately $3.0 million, or $0.06 per share, in the second quarter of 1997 compared to net income of approximately $2.8 million, or $0.05 per share, in the same period of 1996. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the
          Company's net income applicable to common shareholders for the second quarter of 1997 was $1.0 million, or $0.02 per common share, compared to $0.8 million, or $0.02 per common share, in the comparable 1996 period. The change in net income in the second quarter of 1997 was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

          Sales of the Company's products increased by approximately $5.5 million, or 13.7%, in the second quarter of 1997 as compared to the same period in 1996, principally the result of increased product sales of $10.2 million, most notably from (1) the Greens Creek mine where operations recommenced in July 1996, (2) the Rosebud mine where operations commenced in April 1997, and (3) increased sales at MWCA-Colorado Aggregate Division, K-T Clay de Mexico, and K-T Clay Ball Clay Division. These increases were partially offset by decreased sales at other operations, the impact of which is approximately $4.7 million, attributable to (1) suspension of operations at the American Girl mine in the fourth quarter of 1996, (2) decreased sales at MWCA-Mountain West Products division due to unfavorable weather conditions and resulting competitive pricing pressures in the 1997 period, (3) decreased sales volume at K-T Clay Kaolin division, and (4) decreased sales at the Lucky Friday mine due to decreased silver and lead prices.

          Comparing the average metals prices for the second quarter of 1997 with the comparable 1996 period, gold decreased by 12% to $343 per ounce from $390 per ounce,

               HECLA MINING COMPANY and SUBSIDIARIES

          silver decreased by 10% to $4.76 per ounce from $5.30 per ounce, lead decreased by 23% to $0.284 per pound from $0.370 per pound, and zinc increased by 26% to $0.590 per pound from $0.467 per pound. During the second quarter of 1997, the Company's realized gold price per ounce decreased 7% from $399 per ounce in the second quarter of 1996 to $371 per ounce in 1997.

          Cost of sales and other direct production costs increased $1.2 million, or 3.5%, from the second quarter of 1996 to the comparable 1997 period primarily due to (1) increased production costs at the Greens Creek mine due to the recommencement of operations in July 1996 ($3.6 million),
          (2) increased costs at the Rosebud mine where operations commenced in April 1997 ($1.9 million), (3) increased costs at the Lucky Friday mine due to increased production levels ($0.4 million), (4) and increased costs at the K-T Ball Clay Division ($0.4 million), and K-T Clay de Mexico ($0.3 million). These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $5.6 million. These decreases are primarily attributable to (1) decreased production costs at the American Girl mine of $3.4 million due to suspension of operations in the fourth quarter of 1996,
          (2) decreased production costs at the Grouse Creek mine totaling approximately $1.7 million due to the completion of operations in April of 1997, (3) decreased production costs at the K-T Kaolin division of approximately $0.4 million due to lower sales volumes and decreased sales of higher cost product in Italy, and (4) decreases at other operations of $0.1 million.

          Cost of sales and other direct production costs as a percentage of sales from products decreased from 81.6% in the second quarter of 1996 to 74.3% in the comparable 1997 period, primarily due to the shutdown of the American Girl and Grouse Creek mines, and the opening of the Rosebud and Greens Creek mines.

          Depreciation, depletion and amortization increased by approximately $0.6 million, or 14.2%, from the 1996 period to the 1997 period, primarily the result of increased depreciation, depletion, and amortization at
          (1) the Rosebud mine ($1.3 million) due to the commencement of operations in April 1997, (2) the Greens Creek mine ($1.3 million) due to the recommencement of operations in July 1996, and (3) increased depreciation at the Lucky Friday mine ($0.1 million) due to increased production. These increases were partially offset by

               HECLA MINING COMPANY and SUBSIDIARIES

          decreases in depreciation, depletion, and amortization at
          (1) the La Choya mine of $1.4 million the result of a lower depreciation rate in 1997 attributable to the 1996 increase in total recoverable ounces from the mine, (2) decreased depreciation at the American Girl mine of $0.5 million due to the suspension of operations in the fourth quarter of 1996, and (3) decreased depreciation at the Grouse Creek mine of $0.2 million due to the write-down of the property, plant and equipment carrying value during the third quarter of 1996.

          Cash operating cost, total cash cost and total production cost per gold ounce decreased from $281, $286 and $385 for the second quarter of 1996 to $146, $155 and $225 for the second quarter of 1997, respectively. The decrease in the cash operating, total cash and total production cost per gold ounce is mainly attributed to the suspension of operations at the American Girl mine and the Grouse Creek mine, as well as the commencement of production at the Rosebud mine. The total production cost per ounce was also favorably impacted by the decreased depreciation rate per ounce at the La Choya mine in 1997 compared to 1996.

          Cash operating, total cash and total production cost per silver ounce decreased from $4.48, $4.48 and $5.79 in the second quarter of 1996 to $3.61, $3.61 and $5.23 in the second quarter of 1997, respectively. The decreases in the cost per silver ounce are due primarily to recommencement of operations at the Greens Creek mine in July 1996, partially offset by increased per ounce costs at the Lucky Friday mine resulting from decreased lead by-product credits in the 1997 period. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses increased by $3.9 million, or 732.4%, from the 1996 period to the 1997 period, due principally to an increase in the provision for closed operations and environmental matters totaling approximately $2.6 million. The increase in the provision for closed operations and environmental matters is principally due to net insurance proceeds in excess of the then estimated liability for remediation activity at the Bunker Hill superfund site totaling approximately $1.9 million in 1996, and proceeds from the sale of timber rights at the closed Star Unit area of $0.9 million in 1996, partially offset by other increases of

               HECLA MINING COMPANY and SUBSIDIARIES

          $0.2 million. Exploration expenditures also contributed to the increase in other operating expenses. Exploration expenditures increased $1.3 million mainly due to expenditures at the La Jojoba gold property in Mexico of $0.9 million, and the El Porvenir gold property in Mexico of $0.4 million.

          Other income was $1.3 million in the 1997 period compared to $0.3 million in the 1996 period. The $1.0 million increase was primarily due to (1) increase in interest and other income of approximately $1.4 million, most notably from the gain on sale of an 8% interest in the Buckhorn Joint Venture in Nevada of $1.1 million, and increased royalty income, and (2) decreased miscellaneous expense of $0.1 million. These increases were partly offset by (3) increased net interest costs of $0.3 million, and (4) decreased gain on sale of investments of $0.1 million. Total interest cost decreased $0.1 million due to lower borrowing in 1997 under the Company's revolving and term loan facility than in 1996. Capitalized interest costs decreased $0.5 million principally due to decreased capitalized interest costs associated with the Greens Creek development, the Rosebud project, and development at the American Girl's Oro Cruz ore body, partially offset by increased capitalized interest at the Lucky Friday expansion project.


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

               HECLA MINING COMPANY and SUBSIDIARIES

          regulatory requirements, and other property transactions can have a significant impact on the need for capital.

          At June  30,  1997, assets  totaled approximately  $258.6
          million and shareholders' equity totaled approximately $168.4 million. Cash and cash equivalents increased by $0.3 million to $8.6 million at June 30, 1997 from $8.3 million at the end of 1996.

          The Company's investing activities provided $4.8 million of cash during the first half of 1997. The most significant source of cash was $13.8 million of restricted investments that were released during the first six months of 1997, including the $10.0 million surety collateral on the Star Phoenix judgement which was reversed in 1997, and the release of restricted
          investments   at   Grouse   Creek  resulting   from   the
          termination of the Grouse Creek joint venture. Additional cash was provided from proceeds on disposition of properties, plants, and equipment totaling approximately $1.2 million, principally due to the sale of an 8% interest in the Buckhorn Joint Venture. These sources of cash were partially offset by cash used for additions to properties, plants, and equipment totaling $10.3 million, including significant additions at the Rosebud project totaling $4.3 million, the Lucky Friday mine of $2.7 million, the Greens Creek mine of $0.8 million, industrial minerals capitalized expenditures of $1.7 million, and other additions, including capitalized interest of $0.8 million. Additionally, the purchase of investments and increase in cash surrender value of life insurance required cash of approximately $1.0 million.

          During the first half of 1997, approximately $3.4 million of cash was used by financing activities. The major uses of cash were repayments of long-term debt of $50.1 million and payment of the preferred stock dividend of $4.0 million. These uses were partially offset by sources of cash, including proceeds from borrowings on long-term debt of $27.0 million, proceeds totaling approximately $23.4 million from the issuance of 3.950 million common shares in an underwritten offering completed in February 1997, and proceeds of $0.2 million on borrowings against the cash surrender value of life insurance.

          Operating activities used approximately $0.9 million of cash during the first half of 1997. The primary sources of cash were from the La Choya mine, Greens Creek, and the K-T Clay operations. Additionally, (1) decreases in

               HECLA MINING COMPANY and SUBSIDIARIES

          inventories provided cash of $3.1 million, principally at MWCA - Mountain West Products division, MWCA - Colorado Aggregate Division, and the American Girl Mine, and (2) a decrease in other current assets provided $0.7 million in cash. More than offsetting these sources was (1) a $7.4 million increase in accounts receivable most notably at MWCA - Mountain West Products division of $3.2 million and MWCA - Colorado Aggregate division of $1.8 million due principally to the seasonal nature of sales at these properties, the Rosebud mine ($1.9 million) due to the commencement of operations in April 1997, and other net accounts receivable increases of $0.5 million, (2) a decrease in accounts payable and accrued liabilities used $5.3 million in cash, most notably at Grouse Creek and MWCA-Mountain West Products division, and (3) cash payments for reclamation and other noncurrent liabilities required $4.3 million in cash. Principal non-cash charges included depreciation, depletion, and amortization of approximately $9.6 million and provision for reclamation and closure costs of $0.5 million.

          The Company estimates that remaining capital expenditures to be incurred over the balance of 1997 will be approximately $18.9 million including capitalized interest costs of $0.5 million. These capital expenditures, excluding capitalized interest, consist primarily of (1) development expenditures at the Lucky Friday expansion project expected to total approximately $11.8 million, (2) the Company's share of development expenditures at the Rosebud project totaling approximately $3.0 million, (3) capitalized expenditures at the Greens Creek mine totaling approximately $1.8 million, and (4) capitalized expenditures at the Company's Industrial Mineral operations totaling approximately $1.3 million. These planned capital expenditures are anticipated to be funded from operating activities, and amounts available under the revolving term loan credit facility.

          The Company's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that the Company's joint venture partners will not default with respect to their portion of development costs and capital expenditures.

          Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, the Company can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0

               HECLA MINING COMPANY and SUBSIDIARIES

          million in the aggregate. In February 1997, the Company issued 3.95 million common shares to facilitate the funding of the Company's capital expenditures in 1997. To date, the Company has issued $48.4 million of the Company's common shares under the Registration Statement. The Company used $23.0 million of the February 1997 net proceeds of approximately $23.4 million from the sale of its common shares to initially pay down debt under its existing revolving and term loan credit facility thus increasing its borrowing capacity under the facility. As of June 30, 1997, a total of $40.0 million remained available under the bank facility.

          On July 30, 1997, the Company issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The proceeds from the issuance were initially used to pay down debt under the Company's existing revolving and term loan credit facility.

          The Company's planned environmental and reclamation expenditures for the balance of 1997 are expected to be approximately $9.0 to $12.0 million, principally for environmental and reclamation activities at the Bunker Hill Superfund site, the Republic mine, the Grouse Creek mine, the Coeur d'Alene River Basin, the American Girl mine, the Durita property, and the Cactus mine.

          Exploration expenditures for the balance of 1997 are estimated to be approximately $3.0 to $3.5 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned domestic and foreign properties. Accordingly, these exploration expenditures will be incurred principally at Greens Creek, Rosebud, Lucky Friday, and Mexican exploration targets.

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

               HECLA MINING COMPANY and SUBSIDIARIES

          position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

          At June 30, 1997, the Company had forward sales commitments through June 30, 1999 for 23,600 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $325,000 as of June 30, 1997. The Company has also purchased options to put 17,220 ounces of gold to counterparties to such options at an average price of $396 per ounce. Concurrently, the Company sold options to allow counterparties to such options to call 17,220 ounces of gold from the Company at an average price of $461 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at June 30, 1997, was $335. At June 30, 1997, the estimated fair value of the Company's purchased gold put options was approximately $989,000. If the Company had chosen to close its offsetting short call option position, it would have incurred a liability of approximately $1,000. Additionally, the Company has entered into spot deferred sales commitments for 10,000 ounces of gold at $349 per ounce. The nature and purpose of the forward sales and option contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of June 30, 1997.

          On July 14, 1997, the Idaho Supreme Court denied Star Phoenix's request for a rehearing on certain portions of the Court's April 2, 1997 opinion that reversed the June, 1994 district court judgment against the Company. The April, 1997 ruling in the Company's favor is now a final determination in this matter as Star Phoenix has no further right of appeal. Earlier this year, the Idaho Supreme Court and the trial court issued orders releasing the Company's $27.2 million appeal bond, and the Company received its $10 million in collateral from the bonding company on May 6, 1997. The Company used the $10 million in collateral to pay down outstanding Bank debt under the Company's credit facility.

          The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see Item 1. Legal Proceedings). Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion

               HECLA MINING COMPANY and SUBSIDIARIES

          of the Company's management, based upon the information available at this time, that the expected outcome of these suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

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

          In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

                    PART II - OTHER INFORMATION

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          Coeur d'Alene River Basin Natural Resource Damage Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (CERCLA or Superfund), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill Site) over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In July 1992, in a separate action between the Tribe and the State of Idaho, the Idaho Federal District Court determined that the Tribe does not own the beds, banks and waters of Lake Coeur d'Alene and the lower portion of its tributaries, the ownership of which is the primary basis for the natural resource damage claims asserted by the Tribe against the Company. Based upon the Tribe's appeal of this decision, the Court in the natural resource damage litigation stayed the court proceedings in the natural resource damage litigation until a final decision is made on the question of the Tribe's ownership. On December 9, 1994, the 9th Circuit Court reversed the decision of the Idaho Federal District Court and remanded the case of the Tribe's ownership for trial before the Idaho Federal
          District Court. The State of Idaho appealed this decision to the U.S. Supreme Court. On June 23, 1997, the U.S. Supreme Court issued a ruling dismissing the Tribe's claim to ownership based upon lack of federal court jurisdiction over the Tribe's claim against the State.

          In July 1994, the United States, as Trustee for the Coeur d'Alene Tribe, initiated a separate suit in Idaho Federal District Court seeking a determination that the Coeur d'Alene Tribe owns approximately the lower one-third of Lake Coeur d'Alene. This litigation was not affected by the U.S. Supreme Court's decision referenced above. The State has denied the Tribe's ownership of any portion of Lake Coeur d'Alene and its tributaries. In October 1996, the legal proceeding related to the Tribe's natural resource damage claims was consolidated with the United States Natural Resources Damage litigation described below.

               HECLA MINING COMPANY and SUBSIDIARIES

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies who conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes.

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

          With respect to the above claims, the Company increased its accrual for closed operations and environmental matters by approximately $2.7 million in 1996. At June 30, 1997, the Company's accrual for remediation

               HECLA MINING COMPANY and SUBSIDIARIES

          activity in the Basin totaled $1.6 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of June 30, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          Star Phoenix

          On July 14, 1997, the Idaho Supreme Court denied Star Phoenix's request for a rehearing on certain portions of the Court's April 2, 1997 opinion that reversed the June 1994 district court judgment against the Company. The April 1997 ruling in the Company's favor is now a final determination in this matter as Star Phoenix has no further right of appeal. Earlier this year, the Idaho Supreme Court and the trial court issued orders releasing the Company's $27.2 million appeal bond, and the Company received its $10 million in collateral from the bonding

               HECLA MINING COMPANY and SUBSIDIARIES

          company on May 6, 1997. The Company used the $10 million in collateral to pay down Bank debt under the Company's credit facility.

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

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 4.   ANNUAL MEETING OF SHAREHOLDERS


          At  the annual  meeting of  shareholders held  on  May 9,
          1997,  the  following  matters   were  voted  on  by  the
          Company's shareholders:

          Election of Three Directors:

                                      Votes               Votes
                                       For              Withheld
                                      -----             --------

          Arthur Brown             44,291,776             693,470
                                   ----------          ----------

          John E. Clute            44,335,491             649,755
                                   ----------          ----------

          Joe Coors Jr.            44,348,452             636,794
                                   ----------          ----------

          Approval of selection of
          Coopers & Lybrand L.L.P. as
          the Company's Auditors for 1997:

                              Votes         Votes
                               For         Against     Abstentions
                              -----        -------     -----------

                           44,522,173        271,259       191,814
                           ----------     ----------   -----------

               HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12 -    Fixed Charge Coverage Ratio Calculation

               13 - Second Quarter Report to Shareholders for the quarter ended June 30, 1997, for release dated July 31, 1997.

               27 -    Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated April 2, 1997, related to the Idaho State Supreme Court ruling in the Star Phoenix Mining Company lawsuit.


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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  August 8, 1997         By    /s/ Arthur Brown
                                 ---------------------------------
                                 Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  August 8, 1997         By    /s/ Stanley E. Hilbert
                                 --------------------------------
                                 S. E. Hilbert,
                                   Corporate Controller
                                   (Chief Accounting Officer)

                           EXHIBIT INDEX


Exhibit
  No.                Description
--------        -----------------------

12              Fixed Charge Coverage Ratio Calculation

13 Second Quarter Report to Shareholders for the quarter ended June 30, 1997, for release dated July 31, 1997

27              Financial Data Schedule