Form 10-Q
period 1997-09-30
HECLA MINING CO/DE/
filed 1997-11-10
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                               OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

Commission file number      1-8491
                       ------------------------------------------

                       HECLA MINING COMPANY
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Delaware                         82-0126240
---------------------------------------       ------------------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

      6500 Mineral Drive
      Coeur d'Alene, Idaho                      83815-8788
----------------------------------------      -----------------
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
                         ----        ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding October 31, 1997
----------------------------         ----------------------------
   Common stock, par value                 55,095,235 shares
      $0.25 per share

             HECLA MINING COMPANY and SUBSIDIARIES

                           FORM 10-Q

            FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                           I N D E X*
                           ---------
                                                              Page
                                                              ----
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - September 30,
             1997 and December 31, 1996                         3

           - Consolidated Statements of Operations -
             Three Months and Nine Months Ended
             September 30, 1997 and 1996                        4

           - Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1997 and 1996           5

           - Notes to Consolidated Financial Statements         6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations     13


PART II. - Other Information

    Item 1 - Legal Proceedings                                 30

    Item 6 - Exhibits and Reports on Form 8-K                  33





*Items omitted are not applicable.

                HECLA MINING COMPANY and SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS (unaudited)
                  (In thousands, except share data)

                                                   September 30,  December 31,
                                                       1997           1996
                                                   ------------   -------------

                                ASSETS
Current assets:
 Cash and cash equivalents                          $    5,310     $    7,159
 Accounts and notes receivable                          27,136         24,168
 Income tax refund receivable                              857          1,262
 Inventories                                            20,319         22,879
 Other current assets                                    1,746          2,284
                                                    ----------     ----------
      Total current assets                              55,368         57,752
Investments                                              2,668          1,723
Restricted investments                                   7,979         21,771
Properties, plants and equipment, net                  178,572        177,755
Other noncurrent assets                                  8,102          9,392
                                                    ----------     ----------
      Total assets                                  $  252,689     $  268,393
                                                    ==========     ==========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses              $   12,738     $   17,377
 Accrued payroll and related benefits                    3,020          3,232
 Preferred stock dividends payable                       2,012          2,012
 Accrued taxes                                           1,646          1,427
 Accrued reclamation and closure costs                   8,904          8,664
                                                    ----------     ----------
      Total current liabilities                         28,320         32,712
Deferred income taxes                                      359            359
Long-term debt                                          13,937         38,208
Accrued reclamation and closure costs                   36,177         45,953
Other noncurrent liabilities                             6,768          5,653
                                                    ----------     ----------
      Total liabilities                                 85,561        122,885
                                                    ----------     ----------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
 authorized 5,000,000 shares, issued
 and outstanding - 2,300,000 shares,
 liquidation preference $117,012                           575            575
Common stock, $0.25 par value,
 authorized 100,000,000 shares;
 issued 1997 - 55,157,324;
 issued 1996 - 51,199,324                               13,789         12,800
Capital surplus                                        373,986        351,559
Accumulated deficit                                   (215,141)      (213,610)
Net unrealized loss on investments                        (297)           (32)
Foreign currency translation adjustment                 (4,898)        (4,898)
Less treasury stock, at cost;
 1997 - 62,089 shares, 1996 - 62,085 shares               (886)          (886)
                                                    ----------     ----------
      Total shareholders' equity                       167,128        145,508
                                                    ----------     ----------
      Total  liabilities and shareholders' equity   $  252,689     $  268,393
                                                    ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                               -3-

                  HECLA MINING COMPANY and SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

     (Dollars and shares in thousands, except for per-share amounts)

                                                       Three Months Ended              Nine Months Ended
                                                  ----------------------------   ------------------------------
                                                  Sept 30, 1997  Sept 30, 1996    Sept 30, 1997   Sept 30, 1996
                                                  -------------  -------------    -------------   -------------
Sales of products                                    $  41,204      $  37,662       $ 129,729       $ 121,132
                                                     ---------      ---------       ---------       ---------

Cost of sales and other direct production costs         30,032         29,998          98,192          96,623
Depreciation, depletion and amortization                 5,734          5,304          15,137          15,186
                                                     ---------      ---------       ---------       ---------
                                                        35,766         35,302         113,329         111,809
                                                     ---------      ---------       ---------       ---------
Gross profit                                             5,438          2,360          16,400           9,323
                                                     ---------      ---------       ---------       ---------

Other operating expenses:
 General and administrative                              1,951          1,819           5,984           5,643
 Exploration                                             1,738          1,410           5,530           3,400
 Depreciation and amortization                              76             82             233             256
 Reduction in carrying value of
   mining properties                                       - -         12,902             - -          12,902
 Provision for closed operations
   and environmental matters                                91         25,492             239          22,691
                                                     ---------      ---------       ---------       ---------
                                                         3,856         41,705          11,986          44,892
                                                     ---------      ---------       ---------       ---------

Income (loss) from operations                            1,582        (39,345)          4,414         (35,569)
                                                     ---------      ---------       ---------       ---------

Other income (expense):
 Interest and other income                                 739          3,346           3,960           4,754
 Miscellaneous expense                                    (383)          (503)         (1,160)         (1,212)
 Loss on investments                                       - -           (158)            - -             (28)
 Interest expense:
   Total interest cost                                    (510)          (875)         (1,930)         (2,224)
   Less amount capitalized                                 132            671             609           1,714
                                                     ---------      ---------       ---------       ---------
                                                           (22)         2,481           1,479           3,004
                                                     ---------      ---------       ---------       ---------

Income (loss) before income taxes                        1,560        (36,864)          5,893         (32,565)
Income tax benefit (provision)                            (625)            99          (1,386)             76
                                                     ---------      ---------       ---------       ---------

Net income (loss)                                          935        (36,765)          4,507         (32,489)
Preferred stock dividends                               (2,013)        (2,013)         (6,038)         (6,038)
                                                     ---------      ---------       ---------       ---------

Loss applicable to common shareholders               $  (1,078)     $ (38,778)      $  (1,531)      $ (38,527)
                                                     =========      =========       =========       =========

Loss per common share                                $   (0.02)     $   (0.76)      $   (0.03)      $   (0.75)
                                                     =========      =========       =========       =========

Cash dividends per common share                      $     - -      $     - -       $     - -       $     - -
                                                     =========      =========       =========       =========

Weighted average number of common
 shares outstanding                                     55,095         51,137          54,300          51,133
                                                     =========      =========       =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                               -4-

                  HECLA MINING COMPANY and SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (In thousands)

                                                                       Nine Months Ended
                                                                ------------------------------
                                                                Sept 30, 1997    Sept 30, 1996
                                                                -------------    -------------
Operating activities:
 Net income (loss)                                                 $  4,507        $ (32,489)
 Noncash elements included in net income (loss):
   Depreciation, depletion and amortization                          15,370           15,442
   Gain on disposition of properties, plants and equipment           (1,125)            (731)
   Loss on investments                                                  - -               28
   Reduction in carrying value of mining properties                     - -           12,902
   Provision for reclamation and closure costs                          776           27,429
 Change in:
   Accounts and notes receivable                                     (2,968)          (2,695)
   Income tax refund receivable                                         405              (28)
   Inventories                                                        2,560             (699)
   Other current assets                                                 538              332
   Accounts payable and accrued expenses                             (4,639)             727
   Accrued payroll and related benefits                                (212)            (231)
   Accrued taxes                                                        219              281
   Accrued reclamation and other noncurrent liabilities              (9,196)          (2,488)
                                                                   --------        ---------

 Net cash provided by operating activities                            6,235           17,780
                                                                   --------        ---------

Investing activities:
 Additions to properties, plants and equipment                      (16,792)         (25,596)
 Proceeds from disposition of properties, plants and equipment        1,865            3,158
 Proceeds from the sale of investments                                  - -              130
 Decrease (increase) in restricted investments                       13,792             (214)
 Purchase of investments and increase in cash surrender value of
   life insurance                                                    (1,311)            (607)
 Other, net                                                           1,155           (1,715)
                                                                   --------        ---------

 Net cash used by investing activities                               (1,291)         (24,844)
                                                                   --------        ---------

Financing activities:
 Issuance of common stock, net of offering costs                     23,416           22,028
 Dividends on preferred stock                                        (6,038)          (6,038)
 Borrowings, net of repayments, against cash surrender value of
   life insurance                                                       100              602
 Borrowing on long-term debt                                         46,300           40,500
 Repayment of long-term debt                                        (70,571)         (42,913)
                                                                   --------        ---------

 Net cash provided (used) by financing activities                    (6,793)          14,179
                                                                   --------        ---------

 Net increase (decrease) in cash and cash equivalents                (1,849)           7,115
 Cash and cash equivalents at beginning of period                     7,159            4,024
                                                                   --------        ---------

 Cash and cash equivalents at end of period                        $  5,310        $  11,139
                                                                   ========        =========



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

Note 3. The components of the income tax provision for the nine months ended September 30, 1997 and 1996 are as follows
          (in thousands):

                                                1997      1996
                                               ------    -----
          Current:
             State                             $  229    $(236)
             Federal                              (4)       312
             Foreign                            1,161       - -
                                               ------    ------
                Total                          $1,386    $   76
                                               ======    ======

          The Company's income tax provision for the first nine months of 1997 and 1996 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to the nonutilization of net operating losses.

Note 4.   Inventories consist of the following (in thousands):

                                             Sept. 30,   Dec. 31,
                                               1997        1996
                                             --------    --------
          Concentrates, bullion, metals
             in transit and other products   $  4,599    $  4,839
          Industrial mineral products           7,596       8,902
          Materials and supplies                8,124       9,138
                                             --------    --------
                                             $ 20,319    $ 22,879
                                             ========    ========

              HECLA MINING COMPANY and SUBSIDIARIES

Note 5.   Contingencies

          Coeur  d'Alene  River  Basin  Natural  Resource  Damage
          Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (CERCLA or Superfund), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill
          Site) over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below.

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies who conducted historic mining operations  in  the  Silver Valley of  northern  Idaho,
          including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United

              HECLA MINING COMPANY and SUBSIDIARIES

          States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery and the defendant mining companies have filed a number of summary judgment motions which are currently pending before the Court.

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

          At September 30, 1997, the Company's accrual for remediation activity in the Basin not including the Bunker Hill Site totaled $1.0 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern
          Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the

              HECLA MINING COMPANY and SUBSIDIARIES

          insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of September 30, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

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

Note 6. On August 11, 1997, the Company entered into a new revolving and term loan credit facility (Bank Agreement). The Bank Agreement is similar to the previous credit facility. Under the terms of the Bank Agreement, the Company may borrow up to $55.0 million on a revolving credit basis through July 31, 2000, and are repayable in eight quarterly installments beginning October 31, 2000. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests for which the Company was in compliance at September 30, 1997. Amounts available for borrowing under the Bank Agreement are based on a defined debt to cash flow test. At September 30, 1997, the Company had borrowings classified as long-term debt

              HECLA MINING COMPANY and SUBSIDIARIES

          of $4.0 million and the ability to borrow an additional $41.2 million under the Bank Agreement. The amount available to borrow is reduced by the amount of tax-exempt solid waste disposal bonds outstanding (see discussion below).

          On July 30, 1997, the Company issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The net proceeds of approximately $9.6 million from the issuance were initially used to pay down debt under the Company's existing revolving and term loan credit facility. At September 30, 1997, there was $9.8 million in revenue bonds outstanding classified as long-term debt.

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

          The Company accounts for commodity put and call options by deferring any gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities until the hedged position is settled. Gains and losses, and the related costs paid or premiums received are included in sales at the time of settlement. The Company recognizes revenue on forward sales contracts designated as hedges at the time the Company matches specific production to a forward contract, or upon settlement of the net position in cash. In the case of matching specific production to a contract, the revenue may be recognized in a period prior to the receipt of cash, in which case a receivable is established for the expected receipt, although this time period is typically less than two months. Specific criteria required for commodity put

              HECLA MINING COMPANY and SUBSIDIARIES

          and call options and forward sales contracts accounting include the Company's ability to produce the underlying commodity prior to the contract settlement date, the existence of price risk associated with the underlying commodity, the designation of the transaction at the time the contract is entered into as a hedge against price volatility, and whether this type of transaction effectively reduces the price risk associated with the underlying commodity.

          The Company also uses forward contracts as a means to sell available production. Revenue from these contracts is recognized at the time the contracts are entered into, with a corresponding receivable, as the commodity has already been produced and is available for delivery. Upon delivery of the underlying commodity on the settlement date, cash is received from the sale. The only criteria for utilizing this method is the availability of produced metal at the time the contract is entered into.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          have a material effect on the results of operations or financial condition of the Company.

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

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

          The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1996. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1997, the Company expects to record a loss in the range of $3.0 million to $6.0 million after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1997. Due to the

              HECLA MINING COMPANY and SUBSIDIARIES

          volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1997 will be as projected.

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

          During the first nine months of 1997, the Company produced approximately 130,000 ounces of gold compared to approximately 122,000 ounces of gold production in the first nine months of 1996. The Company's gold production in the first nine months of 1997 was from the following sources: the La Choya mine -
          approximately 58,000 ounces; the Rosebud mine - approximately 29,000 ounces; the Grouse Creek mine -
          approximately 27,000 ounces; the Greens Creek mine - approximately 12,000 ounces; and an additional 4,000
          ounces   from  other  sources.   For  the  year  ending
          December 31, 1997, the Company expects to produce between 165,000 and 169,000 ounces of gold compared to actual 1996 gold production of approximately 169,000 ounces of gold. The 1997 estimated gold production includes 73,000 to 74,000 ounces from the Company's La Choya mine, 44,000 to 46,000 ounces from the Company's interest in the Rosebud mine, 27,000 ounces from the Company's Grouse Creek mine, and 21,000 to 22,000 ounces from the Company's interest in the Greens Creek mine and other sources.

          In the first nine months of 1997, the Company produced approximately 3.9 million ounces of silver compared to the first nine months of 1996 silver production of 1.8 million ounces. The Company's silver production in the first nine months of 1997 was principally from the Greens Creek mine - approximately
          2.2 million ounces,

              HECLA MINING COMPANY and SUBSIDIARIES

          the Lucky Friday mine - approximately 1.4 million ounces, the Grouse Creek mine - approximately 0.1 million ounces, the Rosebud mine - approximately 0.1 million ounces, and approximately 0.1 million ounces from other sources. The Company's share of silver production for 1997 is expected to be between 5.0 million and 5.3 million ounces compared to 1996 production of approximately 3.0 million ounces. The 1997 estimated silver production includes 1.8 million to 2.0 million ounces from the Lucky Friday mine, 2.8 million to 2.9 million ounces from the Company's interest in the Greens Creek mine and an additional 0.4 million ounces from other sources.

          In 1996, the Company shipped approximately 1,072,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to decrease slightly in 1997 to approximately 1,038,000 tons. Additionally, the Company expects to ship approximately 869,000 cubic yards of landscape material from its Mountain West Products operation in 1997 compared to 996,000 cubic yards in 1996.


          RESULTS OF OPERATIONS

          FIRST  NINE  MONTHS 1997 COMPARED TO FIRST NINE  MONTHS
          1996

          The Company reported net income of approximately $4.5 million, or $0.08 per share, in the first nine months of 1997 compared to a net loss of approximately $32.5 million, or $0.64 per share, in the same period of 1996. After $6.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for the first nine months of 1997 was $1.5 million, or $0.03 per common share, compared to a loss of $38.5 million, or $0.75 per common share, in the comparable 1996 period. The change in income in the first nine months of 1997 was attributable to a variety of factors, the most significant of which were 1996 adjustments, totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments at the Grouse Creek mine and the American Girl mine.

          Comparing the average metal prices for the nine months of 1997 with the comparable 1996 period, gold decreased

              HECLA MINING COMPANY and SUBSIDIARIES

          by 14% to $339 per ounce from $392 per ounce, silver decreased by 10% to $4.77 per ounce from $5.29 per ounce, and lead decreased by 19% to $0.292 per pound from $0.360 per pound, while zinc increased by 33% to $0.617 per pound from $0.464 per pound. During the first nine months of 1997, the Company's realized gold price per ounce decreased 8% from $397 per ounce in the first nine months of 1996 to $366 per ounce in 1997.

          Sales of the Company's products increased by approximately $8.6 million, or 7%, in the first nine months of 1997 as compared to the same period in 1996, principally the result of increased product sales totaling approximately $27.7 million, most notably from the Greens Creek mine, where operations recommenced in July 1996, and the Rosebud mine where operations commenced in April 1997. These factors were partially offset by decreased sales of $19.1 million principally at the Grouse Creek mine where operations were completed in April 1997, decreased sales at the American Girl mine where operations were suspended in the fourth quarter of 1996, decreased sales at MWCA-Mountain West Products Division primarily due to unfavorable weather conditions and resulting competitive pricing pressures in the 1997 period, decreased sales at the La Choya mine resulting from decreased gold prices and a 3% decrease in gold production, decreased sales at the Lucky Friday mine principally due to decreased silver and lead prices, decreased sales at the K-T Clay Kaolin division due to a decrease in volume shipped, and decreased sales from K-T Feldspar.

          Cost of sales and other direct production costs increased approximately $1.6 million, or 2%, from the first nine months of 1996 to the comparable 1997 period primarily due to (1) increased production costs of $11.0 million at the Greens Creek mine where operations recommenced in July 1996, (2) increased production costs at the Rosebud mine, where operations commenced in April 1997, of $4.6 million, (3) production cost increases of $0.7 million at K-T Clay de Mexico due to increased sales, (4) increased production costs at other K-T Clay operations of $0.9 million, (5) production cost increases at the Lucky Friday mine totaling approximately $0.6 million due to increased production levels, and (6) increased costs at MWCA-Colorado Aggregate division of $0.2 million associated with increased sales. These increases in cost of sales and other direct production costs were partially offset

              HECLA MINING COMPANY and SUBSIDIARIES

          by  decreases in  operating costs  at  other operations
          totaling   approximately   $16.4   million.       These
          decreases are primarily due to (1) decreased production costs at the American Girl mine totaling approximately $7.5 million due to the suspension of operations in the fourth quarter of 1996, (2) decreased production costs at the Grouse Creek mine of $7.0 million due to the completion of operations in April 1997, (3) decreased production costs at the K-T Clay Kaolin Division of $0.9 million resulting from decreased sales, and a decrease in costs associated with sales of product in Italy, (4) decreased costs at MWCA-Mountain West Products division of $0.6 million associated with the decrease in sales, (5) decreased costs at K-T Feldspar of $0.2 million associated with decreased sales, and
          (6)   decreased  costs  at  the  La  Choya  mine  ($0.2
          million).

          Cost of sales and other direct production costs as a percentage of sales decreased from 79.8% in the first nine months of 1996 to 75.7% in the comparable 1997 period. The decrease is primarily due to the shutdown of the higher cost American Girl mine in 1996, and the suspension of operations at the higher cost Grouse Creek mine in April 1997, as well as the addition of the lower cost Rosebud and Greens Creek mines.

          Depreciation, depletion and amortization decreased slightly from the first nine months of 1996 to the comparable 1997 period primarily due to (1) decreased depreciation at the La Choya mine ($4.5 million), the result of a lower depreciation rate in 1997 attributable to the 1996 increase in total recoverable ounces from the mine, (2) decreased depreciation at the Grouse Creek mine ($2.2 million) due to the third quarter 1996 write-down of the remaining property, plant, and equipment carrying value balance, (3) decreased depreciation at the American Girl mine ($1.3 million), due to third quarter 1996 write-down of the remaining property, plant, and equipment carrying value balance, and (4) other decreases at other operations ($0.1 million). These decreases were partly offset by increased depreciation, depletion, and amortization at
          (1) the Greens Creek mine of $4.6 million where operations recommenced in July 1996, (2) the Rosebud mine of $3.0 million where operations commenced in April 1997, and (3) other increases at other operations of $0.4 million.

              HECLA MINING COMPANY and SUBSIDIARIES

          Cash  operating  cost,  total  cash   cost  and  total
          production cost per gold ounce decreased from $273, $277 and $375 for the first nine months of 1996 to $167, $175 and $237 for the comparable 1997 period, respectively. The decrease in the cash operating cost, total cash cost, and total production cost per gold ounce is primarily attributable to the shutdown of the American Girl mine in the fourth quarter of 1996, and the shutdown of the Grouse Creek mine in April of 1997, as well as the commencement of production at the Rosebud mine in April 1997. The total production cost per ounce was also favorably impacted by the decreased depreciation rate per ounce at the La Choya mine in 1997 compared to 1996.

          Cash operating cost, total cash cost and total production cost per silver ounce decreased from $4.07, $4.07 and $5.30 in the first nine months of 1996 to $3.36, $3.36 and $5.23 in the comparable 1997 period, respectively. The decreases in the cost per silver ounce are due primarily to the recommencement of operations at the Greens Creek mine, partly offset by increased cost per ounce amounts at the Lucky Friday mine resulting from decreased lead by-product credits in the first nine months of 1997. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses decreased $32.9 million, or 73.3%, from the 1996 period to the 1997 period, due principally to (1) a decreased provision for closed operations and environmental matters of approximately $22.5 million consisting of the Company's 1996 provision for the Grouse Creek mine totaling approximately $22.5 million, the 1996 provision for remediation and future costs associated with the Coeur d'Alene River Basin of $2.7 million, the American Girl closure cost accrual of $0.3 million in 1996, decreased costs at the closed Republic mine of $0.3 million, and other net decreases of $0.2 million, partly offset by increases, primarily the result of 1996 net insurance proceeds of $2.6 million in excess of the then current estimated liability for remediation efforts at the Bunker Hill superfund site in 1996, and 1996 timber sales proceeds from the closed Star Unit area of $0.9 million, (2) a decreased reduction in carrying value of mining properties of $12.9 million, consisting of the Company's 1996 reduction in carrying value of the

              HECLA MINING COMPANY and SUBSIDIARIES

          Company's interest in the American Girl mine ($7.6 million) and the Grouse Creek mine ($5.3 million). These decreases were partly offset by (1) increased exploration expenditures of $2.1 million, most notably at the La Jojoba gold property in Mexico ($1.5 million), the El Porvenir gold property in Mexico ($0.9 million), partly offset by other net decreases of $0.4 million, and (2) increased general and administrative expenses of $0.3 million.

          Other income was $1.5 million in the first nine months of 1997 compared to $3.0 million in the comparable 1996 period. The $1.5 million decrease was primarily due to (1) a $0.8 million decrease in interest and other income, resulting primarily from the 1996 gain on sale of the Apex Mine ($1.0 million), the 1996 gain on sale of an interest in the Golden Eagle Joint Venture ($0.7 million), decreased interest income of $0.3 million, partly offset by a gain on sale of an 8% interest in the Buckhorn Joint Venture, in Nevada, of $1.1 million, and other net increases of $0.1 million, (2) increased net interest cost of $0.8 million. These decreases were partly offset by decreased miscellaneous expense of $0.1 million. Total interest cost decreased approximately $0.3 million due to lower borrowings under the Company's revolving and term loan facility. Capitalized interest costs decreased $1.1 million principally due to decreased capitalized interest costs associated with the Greens Creek mine, the American Girl mine, and at the Rosebud project which was completed in March 1997, partly offset by increased capitalized interest at the Lucky Friday expansion project.


          THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE
          MONTHS ENDED SEPTEMBER 30, 1996

          The Company had net income of approximately $0.9 million, or $0.02 per share, in the third quarter of 1997 compared to a net loss of approximately $36.8 million, or $0.72 per share, in the same period of 1996. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net loss applicable to common shareholders for the third quarter of 1997 was $1.1 million, or $0.02 per common share, compared to $38.8 million, or $0.76 per common share, in the comparable 1996 period. The change in net income in the third quarter of 1997 was attributable to a variety

              HECLA MINING COMPANY and SUBSIDIARIES

          of factors, the most significant of which were 1996 adjustments, totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments at the Grouse Creek mine and the American Girl mine.

          Sales of the Company's products increased by approximately $3.5 million, or 9%, in the third quarter of 1997 as compared to the same period in 1996, principally the result of increased product sales of $12.7 million, most notably from (1) the Greens Creek mine where operations recommenced in July 1996, (2) the Rosebud mine where operations commenced in April 1997, and (3) increased sales at MWCA-Colorado Aggregate Division, K-T Clay de Mexico, and K-T Clay Ball Clay Division. These increases were partially offset by decreased  sales  at other operations,  the  impact  of
          which  is  approximately $9.2 million, attributable  to
          (1) completion of operations at the Grouse Creek mine in April 1997, (2) suspension of operations at the American Girl mine in the fourth quarter of 1996, (3) decreased sales at MWCA-Mountain West Products division due to unfavorable weather conditions and resulting competitive pricing pressures in the 1997 period, (4) decreased sales volume at K-T Feldspar, (5) decreased
          sales  at  the  K-T  Clay  Kaolin  division,  and   (6)
          decreased sales at the Lucky Friday mine due to decreased silver and lead prices.

          Comparing the average metals prices for the third quarter of 1997 with the comparable 1996 period, gold decreased by 16% to $324 per ounce from $385 per ounce, silver decreased by 10% to $4.53 per ounce from $5.05 per ounce, lead decreased by 22% to $0.284 per pound from $0.362 per pound, and zinc increased by 60% to $0.728 per pound from $0.455 per pound. During the third quarter of 1997, the Company's realized gold price per ounce decreased 10% from $391 per ounce in the third quarter of 1996 to $352 per ounce in 1997.

          Cost of sales and other direct production costs increased slightly from the third quarter of 1996 to the comparable 1997 period primarily due to (1) increased production costs at the Greens Creek mine due to the recommencement of operations in July 1996 ($4.1 million), (2) increased costs at the Rosebud mine where operations commenced in April 1997 ($2.8 million), (3) increased costs at K-T Clay Ball Clay division due to increased sales ($0.4 million), (4) inceased costs at the Lucky Friday mine ($0.2 million), (5) increased

              HECLA MINING COMPANY and SUBSIDIARIES

          costs  at  K-T  Clay  de  Mexico  ($0.2  million),  and
          (6) MWCA-Colorado Aggregate division ($0.2 million). These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $8.2 million. These decreases are primarily attributable to
          (1) decreased production costs at the Grouse Creek mine of $5.6 million due to the completion of operations in April 1997, (2) decreased costs at the American Girl mine of $2.0 million due to suspension of operations in the fourth quarter of 1996, (3) decreased production costs at the La Choya mine of approximately $0.4 million due to lower production levels, and (4) decreased costs at K-T Feldspar of approximately $0.3 million due to decreased sales volume.

          Cost of sales and other direct production costs as a percentage of sales from products decreased from 79.7% in the third quarter of 1996 to 72.9% in the comparable 1997 period, primarily due to the shutdown of the American Girl and Grouse Creek mines, and the opening of the Rosebud and Greens Creek mines.

          Depreciation, depletion and amortization increased by approximately $0.4 million, or 8%, from the 1996 period to the 1997 period, primarily the result of increased depreciation, depletion, and amortization at
          (1) the Greens Creek mine ($1.7 million), (2) the Rosebud mine ($1.6 million) due to the commencement of operations in April 1997, and (3) increased depreciation at the Lucky Friday mine ($0.1 million). These increases were partially offset by decreases in depreciation, depletion, and amortization at (1) the La Choya mine of $1.5 million the result of a lower depreciation rate in 1997 attributable to the 1996 increase in total recoverable ounces from the mine, (2) the Grouse Creek mine of $1.1 million due to the completion of operations at Grouse Creek in April 1997, and (3) the American Girl mine of $0.3 million due to the suspension of operations in the fourth quarter of 1996.

          Cash   operating  cost,  total  cash   cost  and  total
          production cost per gold ounce decreased from $284, $288 and $389 for the third quarter of 1996 to $160, $171 and $239 for the third quarter of 1997, respectively. The decrease in the cash operating, total cash and total production cost per gold ounce is mainly attributed to the suspension of operations at the American Girl mine and the Grouse Creek mine, as well as the commencement of production at the Rosebud

              HECLA MINING COMPANY and SUBSIDIARIES

          mine.   The   total  production  cost   per  ounce  was
          also favorably impacted by the decreased depreciation rate per ounce at the La Choya mine in 1997 compared to 1996.

          Cash   operating  and  total  cash  cost   per   silver
          ounce decreased from $3.37 and $3.37 in the third quarter of 1996 to $3.21 and $3.21 in the third quarter of 1997, respectively. The decreases in the cash cost per silver ounce are due primarily to recommencement of operations at the Greens Creek mine in July 1996, partially offset by increased per ounce costs at the Lucky Friday mine resulting from decreased lead by-product credits in the 1997 period. Total production cost per silver ounce increased from $4.55 in the third quarter of 1996 to $5.06 in the third quarter of 1997 principally due to increased per ounce costs at the Lucky Friday mine in the 1997 period resulting from decreased lead by-product credits in the 1997 period. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses decreased by $37.8 million, or 91%, from the 1996 period to the 1997 period, due principally to (1) a decrease in the provision for closed operations and environmental matters totaling approximately $25.4 million, consisting of the Company's 1996 provision for the Grouse Creek mine totaling approximately $22.5 million, the 1996 provision for remediation and future costs associated with the Coeur d'Alene River Basin of $2.3 million, the 1996 American Girl closure cost accrual of $0.3 million, the 1996 provision for the Yellow Pine/Stibnite area of $0.2 million, and other increases ($0.2 million), (2) a decreased reduction in carrying value of mining properties of $12.9 million, consisting of the Company's 1996 reduction in carrying value of the Company's interest in the American Girl mine ($7.6 million) and the Grouse Creek mine ($5.3 million). These decreases were partly offset by increased (1) exploration expenditures of $0.3 million mainly due to expenditures at the El Porvenir gold property in Mexico, and (2) increased general and administrative expenses of $0.1 million.

          Other income was nil in the 1997 period compared to $2.5 million in the 1996 period. The $2.5 million decrease was primarily due to (1) decreased interest

              HECLA MINING COMPANY and SUBSIDIARIES

          and other income ($2.6 million), most notably due to the gain on sale of the Apex Mine in 1996 ($1.0 million) and a decreased gain on sale of an interest in the Golden Eagle joint venture of $0.7 million, and other decreases of approximately $0.6 million, and (2) decreased net interest cost of $0.2 million. These decreases were partly offset by (1) decreased losses on investments of $0.2 million, and (2) decreased miscellaneous expense of $0.1 million. Total interest cost decreased $0.4 million due to lower borrowing in 1997 under the Company's revolving and term loan facility than in 1996. Capitalized interest costs decreased $0.5 million principally due to decreased capitalized interest costs associated with the Greens Creek development, the Rosebud project, and development at the American Girl's Oro Cruz ore body, partially offset by increased capitalized interest at the Lucky Friday expansion project.


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

          At September 30, 1997, assets totaled approximately $252.7 million and shareholders' equity totaled approximately $167.1 million. Cash and cash equi-valents decreased by $1.9 million to $5.3 million at

              HECLA MINING COMPANY and SUBSIDIARIES

          September 30, 1997 from $7.2 million at the end of 1996.

          Operating activities provided approximately $6.2 million of cash during the first nine months of 1997. The primary sources of cash were from the La Choya mine, Rosebud mine, Greens Creek mine, the K-T Clay operations, and MWCA-Colorado Aggregate division. Additionally, (1) decreases in inventories provided cash of $2.6 million, principally at MWCA - Mountain West Products division, MWCA - Colorado Aggregate division, K-T Kaolin division, and the Grouse Creek Mine, and (2) a decrease in other current assets provided $0.5 million in cash. Partially offsetting these sources were (1) decreases, totaling $9.2 million, in accrued reclamation and other noncurrent liabilities principally for reclamation and closure activities at Grouse Creek, the Bunker Hill Superfund site, the Coeur d'Alene River Basin, the Republic mine, and the Durita site, (2) a $4.6 million decrease in accounts payable and accrued expenses, most notably at Grouse Creek, K-T Kaolin, and MWCA-Mountain West Products division, and (3) a $3.0 million increase in accounts receivable most notably at the La Choya mine, the Rosebud mine due to the commencement of operations in April 1997, and the Greens Creek mine. Principal noncash charges included depreciation, depletion, and amortization of approximately $15.4 million and provision for reclamation and closure costs of $0.8 million.

          The Company's investing activities used $1.3 million of cash during the first nine months of 1997. The most significant uses of cash were (1) additions to properties, plants, and equipment totaling $16.8 million, including significant additions at the Rosebud project totaling $5.9 million, the Lucky Friday mine of $5.8 million, the Greens Creek mine of $1.4 million, industrial minerals capitalized expenditures of $2.4 million, and other additions, including capitalized interest of $1.4 million, (2) the purchase of investments and increase in cash surrender value of life insurance required cash of approximately $1.3 million. These uses of cash were partly offset by (1) restricted investments that were released during the first nine months of 1997 totaling approximately $13.8 million, including the $10.0 million surety collateral on the Star Phoenix judgement which was reversed in 1997, and the release of restricted investments at Grouse Creek resulting from the termination of the

              HECLA MINING COMPANY and SUBSIDIARIES

          Grouse Creek joint venture, and (2) additional cash was provided from proceeds on disposition of properties, plants, and equipment totaling approximately $1.9 million, principally due to the sale of an 8% interest in the Buckhorn Joint Venture.

          During the first nine months of 1997, approximately $6.8 million of cash was used by financing activities. The major uses of cash were repayments of long-term debt  of  $70.6  million  and payment of the  preferred
          stock   dividend  of  $6.0  million.  These  uses  were
          partially offset by sources of cash, including proceeds from borrowings on long-term debt of $46.3 million, proceeds totaling approximately $23.4 million from the
          issuance  of  3.950   million   common  shares   in  an
          underwritten offering completed in  February 1997,  and
          proceeds,  net  of  repayments,  of  $0.1  million   on
          borrowings against the cash surrender value of life insurance.

          The Company estimates that capital expenditures to be incurred during the fourth quarter of 1997 will be approximately $9.4 million including capitalized interest costs of $0.2 million. These capital expenditures, excluding capitalized interest, consist primarily of (1) development expenditures at the Lucky Friday expansion project expected to total approximately $6.1 million, (2) the Company's share of development expenditures at the Rosebud mine totaling approximately $1.3 million, (3) capitalized expenditures at the Greens Creek mine totaling approximately $1.1 million, and (4) capitalized expenditures at the Company's Industrial Mineral operations totaling approximately $0.7 million. These planned capital expenditures are anticipated to be funded from operating activities, and amounts available under the revolving term loan credit facility.

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

              HECLA MINING COMPANY and SUBSIDIARIES

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

          On July 30, 1997, the Company issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The net proceeds of approximately $9.6 million from the issuance were initially used to pay down debt under the Company's existing revolving and term loan credit facility.

          On August 11, 1997, the Company entered into a new revolving and term loan credit facility (Bank Agreement). The Bank Agreement is similar to the previous credit facility. Under the terms of the Bank Agreement, the Company may borrow up to $55.0 million on a revolving credit basis through July 31, 2000, and are repayable in eight quarterly installments beginning October 31, 2000. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests, for which the Company was in compliance at September 30, 1997. Amounts available under the Bank agreement are based on a defined debt to cash flow test. At September 30, 1997, a total of $41.2 million remained available under the Bank Agreement.

          The Company's planned environmental and reclamation expenditures during the fourth quarter of 1997 are expected to be approximately $5.0 to $6.0 million, principally for environmental and reclamation activities at the Bunker Hill Superfund site, the Republic mine, the Grouse Creek mine, the Coeur d'Alene River Basin, the American Girl mine, the Durita property, and the Cactus mine.

              HECLA MINING COMPANY and SUBSIDIARIES

          Exploration expenditures during the fourth quarter of 1997 are estimated to be approximately $1.8 to $2.2 million. The Company's exploration strategy is to focus further exploration at or in the vicinity of its currently owned domestic and foreign properties. Accordingly, these exploration expenditures will be incurred principally at Greens Creek, Rosebud, and Mexican exploration targets.

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

          At September 30, 1997, the Company had forward sales commitments through June 30, 1999 for 21,000 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $189,000 as of September 30, 1997. The Company has also purchased options to put 8,610 ounces of gold to counterparties to such options at an average price of $396 per ounce. Concurrently, the Company sold options to allow counterparties to such options to call 8,610 ounces of gold from the Company at an average price of $461 per ounce. There was no net cost associated with the purchase and sale of these options which expire on a monthly basis through December 1997. The London Final gold price at September 30, 1997, was $332. At September 30, 1997, the estimated fair value of the Company's purchased gold put options was approximately $530,000. If the Company had chosen to close its offsetting short call option position, it would not have incurred any notable liability. The nature and

              HECLA MINING COMPANY and SUBSIDIARIES

          purpose of the forward sales and option contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of September 30, 1997.

          In early July, the Company's wholly owned subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), voluntarily suspended shipments of ball clay to all animal feed manufacturers. A small amount of K-T Clay's ball clay is used by animal feed producers to prevent animal feed from clumping. K-T Clay ships about 1% of its annual production for this use. The action was taken as a result of discovery by the Food and Drug Administration of trace levels of dioxin of approximately three parts per trillion, found in a limited sampling of chickens. The source of the dioxin was traced to ball clay in feed. The FDA determined that there is no health risk but as a precaution halted shipments to poultry producers and egg producers until they certify the products were essentially dioxin-free. The Mine Safety Health Administration has also cleared the Company from any issues associated with exposure to its employees at its plants. The Company's initial investigation indicates that dioxin may be an inherent characteristic of ball clays in general. The Company is cooperating fully with the federal agencies in this matter, and the Company does not believe there will be any long-term material impact on the Company or to K-T Clay's business from this matter.

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

              HECLA MINING COMPANY and SUBSIDIARIES

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

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the results of operations or financial condition of the Company.

                  PART II - OTHER INFORMATION

             HECLA MINING COMPANY and SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          Coeur  d'Alene  River  Basin  Natural  Resource  Damage
          Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (CERCLA or Superfund), in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Superfund Site located at Kellogg, Idaho (Bunker Hill
          Site) over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below.

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies who conducted historic mining operations  in  the  Silver Valley of  northern  Idaho,
          including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United

             HECLA MINING COMPANY and SUBSIDIARIES

          States ' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery and the defendant mining companies have filed a number of summary judgment motions which are currently pending before the Court.

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

          At September 30, 1997, the Company's accrual for remediation activity in the Basin not including the Bunker Hill Site totaled $1.0 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern
          Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the

             HECLA MINING COMPANY and SUBSIDIARIES

          insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of September 30, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

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

             HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1  - Credit  Agreement dated as  of August  11,
                       1997,   among   Registrant   and   Certain
                       Subsidiaries  and  NationsBank   of Texas,
                       N.A.,  as  Agent,  and  Certain  Banks  as
                       Lenders.

               12   -  Fixed   Charge Coverage Ratio Calculation

               13 - Third Quarter Report to Shareholders for the quarter ended September 30, 1997, for release dated October 31, 1997.

               27 -    Financial Data Schedule

          (b)  Reports on Form 8-K

                       None


Items 2, 3, 4, and 5 of Part II are omitted from this report as inapplicable.

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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  November 10, 1997      By   /s/ Arthur Brown
                                --------------------------------
                                Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  November 10, 1997      By    /s/ Stanley E. Hilbert
                                 -------------------------------
                                 S. E. Hilbert,
                                   Corporate Controller
                                   (Chief Accounting Officer)

                         EXHIBIT INDEX


Exhibit
  No.                Description
--------        ------------------------

10.1 Credit Agreement dated as of August 11, 1997, among Registrant and Certain Subsidiaries and NationsBank of Texas, N.A., as Agent, and Certain
                Banks as Lenders.

12              Fixed Charge Coverage Ratio Calculation

13 Third Quarter Report to Shareholders for the quarter ended September 30, 1997, for release dated October 31, 1997

27              Financial Data Schedule