Form 10-K405
period 1997-12-31
HECLA MINING CO/DE/
filed 1998-03-09
CIK 719413

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                            FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

Commission File No.                        1-8491
                    -----------------------------------------------------------

                         HECLA MINING COMPANY
-------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

               Delaware                                       82-0126240
----------------------------------------               ------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     6500 Mineral Drive
     Coeur d'Alene, Idaho                                    83815-8788
----------------------------------------               ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           208-769-4100
                                                       ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
           Title  of each class                  which each class is registered
---------------------------------------------    ------------------------------
Common Stock, par value $0.25 per share     )
Preferred Share Purchase Rights             )
Series B Cumulative Convertible Preferred   )    New York Stock Exchange
Stock, par value $0.25 per share            )    ------------------------------
---------------------------------------------


         Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  XX .      No     .
    ----          ----

      Indicate  by check  mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting Common Stock held by non-affiliates was $330,567,834 as of February 27, 1998. There were 55,094,639 shares of the Registrant's Common Stock outstanding as of February 27, 1998.

Documents incorporated by reference herein:

   To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1997 fiscal year is incorporated herein by reference. See Part III.

                             PART I

ITEM 1.   BUSINESS.(1)

          GENERAL

Hecla Mining Company (the Company or Hecla), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead and zinc, and certain industrial minerals. The Company owns or has interests in a number of precious and nonferrous metals properties and industrial minerals businesses. In 1997, the Company's attributable gold and silver production was approximately 174,000 ounces and 5,147,000 ounces, respectively. The Company also shipped approximately 1,026,000 tons of industrial minerals products during 1997, including ball clay, kaolin, feldspar, and specialty aggregates. Additionally, the Company shipped approximately 891,000 cubic yards of landscape material from its MWCA-Mountain West Products division in 1997.

The principal executive offices of the Company are located at 6500 Mineral Drive, Coeur d'Alene, Idaho 83815-8788, telephone
(208) 769-4100.

STATEMENTS MADE WHICH ARE NOT HISTORICAL FACTS, SUCH AS ANTICIPATED PRODUCTION, COSTS OR SALES PERFORMANCE ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, METALS PRICE VOLATILITY, VOLATILITY OF METALS PRODUCTION, INDUSTRIAL MINERALS MARKET CONDITIONS AND PROJECT DEVELOPMENT RISKS. (SEE INVESTMENT CONSIDERATIONS).

The Company's principal producing metals properties include the La Choya gold mine, located in Sonora, Mexico, which began operations in February 1994; the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America; the Greens Creek silver mine, located near Juneau, Alaska, a large polymetallic mine in which the Company owns a 29.7% interest, where operations recommenced in July 1996; and the Rosebud gold mine, located near Winnemucca, Nevada, in which the Company owns a 50% interest, and where operations began in March 1997. The Company also owns the Grouse Creek mine, located near Challis, Idaho, a gold and silver mine where operations commenced in December 1994, and which was placed on



------------
1     For  definitions  of  certain mining  terms  used  in  this description, see "Glossary of Mining Terms" at the end of Item 1, page 42.

standby  in the second quarter of 1997 (see Properties on Standby
- Grouse Creek Gold Mine - Idaho). Effective January 31, 1997, the Company's interest in the Grouse Creek mine increased to 100% pursuant to a letter agreement between the Company and Great Lakes Minerals Inc. (Great Lakes) terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek mine to Hecla. Great Lakes retained a 5% defined net proceeds interest in the mine. As a result of this agreement, the Company has assumed 100% of the interests and obligations associated with the Grouse Creek property.

The  following  table presents certain information regarding  the
Company's metal mining and development properties, including  the relative  percentage  each  contributed  to  the  Company's  1997 revenues:

                      Date        Ownership       Percentage of
Name of Property    Acquired      Interest        1997 Revenue(2)
----------------    --------      ---------       ---------------

   La Choya           1991          100.0%          17.8%
   Greens Creek       1988           29.7%          12.8%
   Rosebud(1)         1994           50.0%           9.4%
   Lucky Friday       1958          100.0%           7.5%
   Grouse Creek       1991          100.0%           6.3%
   American Girl(1)   1994           47.0%           0.8%
------------------


(1) The Company's interest in the American Girl mine and Rosebud project were acquired in the March 11, 1994 acquisition of Equinox Resources Ltd. In 1996, the Company entered into a 50/50 joint venture arrangement with Santa Fe Pacific Gold Corporation (Santa Fe) to develop the Rosebud project. In 1997, Santa Fe was acquired by Newmont Gold Company (Newmont).

(2) In addition to the percentage contributions of revenue from the metal mines, the industrial minerals segment contributed
     45.4% of the Company's revenue in 1997.


The Company's industrial minerals segment consists of Kentucky-Tennessee Clay Company (ball clay and kaolin divisions); K-T Feldspar Corporation; K-T Clay de Mexico, S.A. de C.V.; and MWCA, Inc. MWCA, Inc. was formed in 1997 with the combination of two of the Company's wholly owned subsidiaries: Colorado Aggregate Company of New Mexico, and Mountain West Products Inc. MWCA operates two divisions: the Colorado Aggregate division and the Mountain West Products division. The Company's industrial minerals segment is a significant producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sanitaryware, pottery, dinnerware, electric insulators, and tile. At current production rates, the Company has over 20 years of Proven and Probable ore reserves of ball clay, kaolin and feldspar.

The Company has experienced losses from operations for each of the last seven years. For the year ended December 31, 1997, the Company reported a net loss of approximately $0.5 million (before preferred dividends of $8.1 million) or $0.01 per share of Common Stock compared to a net loss of approximately $32.4 million (before preferred stock dividends of $8.1 million) or $0.63 per share of Common Stock for the year ended December 31, 1996. If the Company's current estimates of the market prices of gold, silver, lead and zinc are realized in 1998, the Company expects to record income or (loss) in the range of $2.0 million income to a $(3.0) million loss after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1998. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1998 will be as projected (see Investment Considerations).

The Company's strategy is to focus its efforts and resources on expanding its gold and silver reserves and industrial minerals operations via a combination of acquisition, exploration and development efforts. During 1998, the continued development of the Lucky Friday expansion project is a priority (see Metals Segment - Lucky Friday Mine - Idaho).

The Company's domestic exploration plan consists primarily of exploring for additional reserves in the vicinity of the Lucky Friday mine, the Greens Creek mine, and the Rosebud mine. The Company's foreign exploration plan for 1998 will focus on exploration targets in Mexico and South America. At the same time, the Company will continue to evaluate acquisition and other exploration opportunities.

The Company's revenues and profitability are strongly influenced by the world prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors cannot be accurately predicted.

Sales of metal concentrates and metal products are made principally to custom smelters and metal traders. Industrial minerals are sold principally to domestic, Mexican, and other foreign manufacturers and wholesalers. The percentage of revenue contributed by each class of product is reflected in the following table:

                                             Years
                                   -------------------------
          Product                  1997      1996      1995
     -----------------             ----      ----      ----

     Gold                          34.9%     40.7%     42.3%
     Silver, lead and zinc         19.7      10.7      10.4
     Industrial minerals           38.4      40.0      37.1
     All others(1)                  7.0       8.6      10.2

          (1) All others includes specialty metals and sales from MWCA-Mountain West Products division exclusive of scoria sales.

Reference is made to Note 1 of Notes to Consolidated Financial Statements forming part of the Company's audited Consolidated Financial Statements for the year ended December 31, 1997 (the Notes to Consolidated Financial Statements) for information with respect to export sales.

The table below summarizes the Company's production and average cash operating cost, total cash cost, and total production cost per ounce for gold and silver for each period indicated:


                                            Years
                              ----------------------------------
   Products                      1997        1996         1995
   --------                   ---------   ---------    ---------

   Gold (ounces)(1)             174,164      169,376     169,777
   Silver (ounces)(2)         5,147,009    3,024,911   2,242,309
   Lead (tons)                   24,995       22,660      16,967
   Zinc (tons)                   16,830        7,464       2,999

   Average cost per ounce of gold produced:

   Cash operating cost           $  166        $ 273       $ 286
   Total cash cost               $  173        $ 276       $ 288
   Total production cost         $  239        $ 364       $ 398

   Average cost per ounce of silver produced:

   Cash operating cost           $ 3.58        $4.24       $4.57
   Total cash cost               $ 3.58        $4.24       $4.57
   Total production cost         $ 5.42        $5.47       $5.76

   Industrial minerals
   (tons shipped)             1,025,993    1,072,319     991,214

(1) The increase in gold production from 1996 to 1997 is principally due to increased gold production at the Rosebud mine, where operations commenced in April 1997, of 46,974 ounces; and increased gold production from the Greens Creek mine of 13,518 ounces due to the mine operating the entire year after recommencing operations in July 1996. These increases were partially offset by decreased gold production at the Grouse Creek mine of 34,242 ounces due to the suspension of operations in April 1997; decreased gold production from the American Girl mine of 17,824 ounces due to the suspension of operations in the fourth quarter of 1996; a 2,001 ounce decrease in gold production at the La Choya mine, and other slight decreases at other operations. The slight decrease in gold production from 1995 to 1996 is principally due to decreased gold production from the Grouse Creek mine where gold production decreased 5,487 ounces from 66,887 in 1995 to 61,400 ounces in 1996 principally due to an approximate two-month suspension of operations in 1996; and decreased gold production from the Republic mine where operations were completed in February 1995 and from the Cactus mine where heap rinsing was being completed. These decreases in gold production were partially offset by an increase of 8,027 ounces in gold production from the La
     Choya mine, and 3,086 ounces of gold production at the Greens Creek mine where operations recommenced in July 1996.

(2) Increased silver, lead, and zinc production from 1996 to 1997 is principally due to increased silver, lead and zinc production from the Greens Creek mine due to a full year of operations at Greens Creek in 1997 following the recommencement of operations in July 1996. Increased silver, lead and zinc production from 1995 to 1996 is principally due to increased silver, lead and zinc production from the Greens Creek mine where operations recommenced in July 1996, as well as increased silver, lead and zinc production from the Lucky Friday mine. Offsetting the increase in silver production was a decrease in silver production at the Grouse Creek mine due to an approximate two-month suspension of operations in 1996 and lower silver ore grades processed.


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

The La Choya gold mine commenced operations in February 1994 and produced approximately 72,000 ounces of gold in 1995, 80,000 ounces in 1996, and 78,000 ounces in 1997. The Company expects to produce 25,000 to 30,000 ounces of gold in 1998. Proven and Probable ore reserves at the La Choya gold mine are expected to be substantially depleted by March 31, 1998, although recoveries of metal through the leaching and rinsing process are expected to continue in 1998 and 1999. The ore is mined via conventional open pit methods at a stripping ratio of 2.4:1 (1.9:1 during 1997) utilizing a cut-off grade of 0.012 ounce of gold per ton, crushed to two inches in size, and then cyanide leached on a leach pad.

Uncrushed low-grade rock, grading down to 0.006 ounce of gold per ton, is also dumped on the pad and leached. The gold in the leach solution is processed in a carbon recovery plant to produce a gold and silver dore, which is transported to the U.S. for further refining. The average life of mine recovery of contained gold ounces is estimated at approximately 88%.

The Company conducted exploration drilling programs between 1994 and 1996 in an effort to expand the gold reserves and mine life at the La Choya gold mine. Drilling results in 1994 were successful in adding approximately 55,000 ounces of contained gold to the Proven and Probable ore reserve category. The 1995 program added approximately 18,000 ounces to the existing ore reserve, and approximately 50,000 ounces of gold were added during 1996. In 1997, approximately 21,000 ounces of gold were added to the reserve as a result of mining more gold than was estimated in the reserve. An exploration drilling program will be conducted early in 1998 to evaluate the feasibility of pushing back the south highwall of the open pit.

Information with respect to the La Choya gold mine production, Proven and Probable ore reserves, and average cost per ounce of gold produced as of the dates indicated are set forth in the following table:

                                           Years
                             ------------------------------------
    Production (100%)           1997         1996         1995
    -----------------        -----------  ----------   ----------

    Ore processed (tons)      2,828,335    3,571,047    4,031,274
    Gold (ounces)                78,170       80,171       72,144

    Proven and Probable
    Ore Reserves(1)
    ------------------

    Total tons                  632,844    3,005,231    3,538,042
    Gold (oz. per ton)            0.018        0.024        0.028
    Contained gold (oz.)(2)      46,545      115,418      136,121

    Average Cost per Ounce
    of Gold Produced
    ---------------------

    Cash operating costs          $ 183        $ 190        $ 194
    Total cash costs              $ 184        $ 190        $ 194
    Total production costs        $ 224        $ 305        $ 297

    -----------------------------------
    (1)  For   Proven  and  Probable  ore   reserve  assumptions,
         including assumed metals prices, see Glossary of Certain
         Mining Terms.

    (2) Contained gold ounces include estimated recoverable gold ounces on the heap leach pad totaling approximately 35,000, 44,000 and 36,000 gold ounces at December 31, 1997, 1996 and 1995, respectively. These ounces were placed on the pad during 1994-1997 and are currently estimated to be recovered over the mine's remaining life.

Reclamation activities will be completed at the end of the mine's life and will include rinsing of the heap leach pads, followed by recontouring of the pads, and regrading and revegetating the site. Reclamation expense recognized in 1997 was approximately $435,000.

As of December 31, 1997, there were 230 employees at the La Choya gold mine. The National Union of Mine, Metallurgical and Related Workers of the Mexican Republic is the bargaining agent for the La Choya gold mine hourly employees. The current labor agreement expires on September 7, 1998.

As of December 31, 1997, the La Choya mine property, plant and equipment was fully depreciated. Electrical power is provided by on-site diesel generators.

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

The cash operating cost, total cash cost, and total production cost per ounce of silver increased from $4.24, $4.24, and $5.47, respectively, in 1996 to $5.47, $5.47, and $6.72, respectively, in 1997. The increases were due principally to decreased by-product prices, principally lead in the 1997 period. Gold, lead and zinc are by-products of the ore mined at the Lucky Friday mine, the revenues from which are deducted from production costs in the calculation of the cost per ounce amounts (see Glossary of Certain Mining Terms).

The principal ore-bearing structure at the Lucky Friday mine through 1997 is the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The orebody is located in the Revett Formation which is known to provide excellent host rocks for a number of orebodies in the Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south, with an average width of six to seven feet. The principal ore minerals are galena and tetrahedrite, with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday Vein. The major part of the orebody has extended from the 1200-foot level to and below the 5840-foot level, which is currently being developed.

The  principal  mining method is underhand cut  and  fill.   This
method  utilizes mechanized equipment, a ramp system and cemented
sand  fill.   The method has proven effective in reducing  mining
costs and limiting rockburst activity.

The ore produced from the mine is processed in a 1,000-ton-per-day conventional flotation mill. In 1997, ore was processed at a rate of approximately 760 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 1997, approximately 96.5% of the silver, 95.8% of the lead, and 29.4% of the zinc were economically recovered.

The Lucky Friday mine/mill facility and surface and underground equipment are in good working condition. The mill was originally constructed approximately 36 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis to keep the plant and equipment in good physical and operating condition. The net book value of the Lucky Friday mine property and its associated plant and equipment was approximately $37.3 million as of December 31, 1997.

Ultimate    reclamation    activities    contemplated     include
stabilization   of   tailings  ponds  and   waste   rock   areas.
Reclamation expense recognized in 1997 was approximately $14,000.

During 1991, the Company discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, about 5,000 feet northwest of the existing Lucky Friday workings. In an extensive exploration program in 1992, the Company undertook an underground evaluation of the Gold Hunter property mineralization. The program referred to now as the "Lucky Friday expansion project," discovered mineralization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a preliminary feasibility study were completed during 1993. In 1994, the
Company approved the first phase of development of the Lucky Friday expansion project. The first phase consisted primarily of driving an access drift from the 4900-foot level of the Lucky Friday workings which intersected the Gold Hunter ore zone approximately 850 feet below the presently developed area. The new access drift includes approximately 7,000 feet of development excavation. The access drift advanced 3,000 feet in 1995, and exploratory drilling started in the second quarter of 1996. A final feasibility study was completed in 1997, and the Company's Board of Directors approved a $16.0 million development plan. Initial production from the project was achieved in 1997, and full production is expected to be achieved upon completion of the pre-production phase in the second quarter of 1998.

The Gold Hunter property is controlled by the Company under a long-term operating agreement, which entitles the Company, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. The Company will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties. As of December 31, 1997, unrecouped costs totaled approximately $29.0 million.

Even though recent historical total production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered which includes the development of the Gold Hunter property and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Lucky Friday mine is recoverable from future undiscounted cash flows generated from operations, the estimated salvage value of surface plant equipment, and the value associated with property rights. In evaluating the carrying value of the Lucky Friday mine, the Company used metal prices of $5.25 per ounce silver in 1998, $5.50 silver in 1999, $5.75 silver in 2000, and $6.00 silver thereafter; $0.30 per pound lead for all periods, and $0.70 per pound zinc in 1998, $0.65 zinc in 1999, $0.60 zinc thereafter. These prices were utilized as the Company's management believes that they are reasonable estimates of prices over the remaining life of the mine.

In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs currently being experienced at the Lucky Friday mine, adjusted for anticipated changes resulting from the execution of the Company's mine production plan. Based upon these projected factors, the Company currently estimates that future cash and total production costs per ounce of silver produced over the remaining life of mine would be approximately $4.00 and $5.62, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. The principal reason that cash costs per ounce are assumed to be lower than recent historical amounts is the effect of the development of the Lucky Friday expansion project which is expected to result in increased mill throughput and increased silver grade.

During 1997, the Lucky Friday silver-lead concentrate product was shipped primarily to the ASARCO smelter at East Helena, Montana.

The silver, lead and gold contained in the concentrates are sold to ASARCO. The Lucky Friday zinc concentrates are shipped to Cominco's smelter in Trail, British Columbia, Canada, and are sold under an agreement with Cominco Ltd. Commencing in 1998, a significant amount of silver-lead concentrate will be shipped to Met-Mex Penoles in Torreon, Mexico, in addition to concentrate sold to ASARCO.

Based on the Company's experience in operating deep mines in the Coeur d'Alene Mining District, where the persistence of mineralization to greater depths may be reliably inferred from operating experience and geological data, the Company's policy is to develop new levels at a minimum rate consistent with the requirements for uninterrupted and efficient ore production. A new level is developed and brought into production only to replace diminishing ore reserves from levels being mined out. The length and strength of the ore body have not materially diminished on the lowest developed level of the mine. Based upon this factor, drilling data and extensive knowledge of the geologic character of the deposit, and many years of operating experience in the Lucky Friday mine and Coeur d'Alene Mining District, there are no geologic factors known at present which appear to prevent the assumed continuation of the Lucky Friday and Gold Hunter orebodies for a considerable distance below the lowermost working level. Although there can be no assurance of the extent and quality of the mineralization which may be developed at greater depths, the existing data and operating experience justify, in the opinion of the Company's management and based upon industry standards, the conclusion that the mineralization will extend well below the lowest developed levels.

Information with respect to the Lucky Friday mine's production, Proven and Probable ore reserves, and average cost per ounce of silver produced for the past three years is set forth in the table below:

                                              Years
                            -----------------------------------------
Production (100%)              1997             1996           1995
-------------------         ---------        ---------      ---------

Ore milled (tons)             193,399          188,272        158,874
Silver (ounces)             1,943,373        1,906,333      1,662,706
Gold (ounces)                     853              947            830
Lead (tons)                    19,270           20,971         16,967
Zinc (tons)                     3,168            3,653          2,999

Proven and Probable
Ore Reserves(1)
------------------

Total tons                  1,388,590        1,245,660(2)     468,590
Silver (ounces per ton)          14.8             14.9           11.7
Lead (percent)                   10.2             11.3           11.6
Zinc (percent)                    1.9              2.2            1.8
Contained silver (ounces)  20,532,121       18,512,024      5,488,729
Contained lead (tons)         141,470          140,608         54,459
Contained zinc (tons)          25,703           26,872          8,542

Average Cost per Ounce
of Silver Produced
---------------------

Cash operating costs           $ 5.47          $  4.24        $  4.57
Total cash costs               $ 5.47          $  4.24        $  4.57
Total production costs         $ 6.72          $  5.47        $  5.76

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

(2) The increase in the Proven and Probable ore reserves from 1995 to 1996 is principally due to the addition of 668,760 tons of proven and probable mineral, grading 16.7 silver ounces per ton, 9.4% lead, and 1.8% zinc from the adjacent Gold Hunter orebody. Additionally, geologic studies and statistical analysis of a diamond drill hole exploration program in 1996 permitted increased projection of probable reserves compared to the previous practice on the Lucky Friday vein.

At December 31, 1997, there were 186 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 12, 1999. Washington Water Power Company supplies electrical power to the Lucky Friday mine.

GREENS CREEK MINE - ADMIRALTY ISLAND, ALASKA

At December 31, 1997, the Company held a 29.7% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint venture arrangement with Kennecott Greens Creek Mining Company, the manager of the mine and a wholly owned subsidiary of Kennecott Corporation. The Greens Creek mine is a polymetallic deposit containing silver, zinc, gold, and lead.

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

In January 1994, a feasibility study was initiated to determine the advisability of placing the mine back into production. The feasibility study was completed in the fourth quarter of 1994 and in 1995 the decision was made to reopen the Greens Creek mine, with commercial production estimated to recommence by early 1997. Included in the reopening project were development of the Southwest ore zone, purchase of new mine mobile equipment, upgrading of ancillary facilities, improvement of environmental control systems and modification of the process plant. The reopening project was completed ahead of schedule, production began in July 1996 and full production levels were achieved in January 1997.

Environmental permitting during the reopening project included obtaining regulatory agency approval of the updated General Plan of Operations and Large Mine Permit. The approvals included revisions to appendices regarding fresh water monitoring, tailings site operation and maintenance, development rock management and water systems operation. Other actions included Forest Service approval to house production workers in a man-camp at Hawk Inlet, and State of Alaska legislative changes allowing extended working shifts for miners. State of Alaska permitting action included renewal of the Air Quality Permit by the Alaska Department of Environmental Control. Permits that were in-progress at the end of 1997 included the Alaska Department of Environmental Control solid waste permit for tailings disposal and renewal of the mine waste-water discharge permit. As part of a settlement for civil penalties associated with past discharges, Greens Creek is under an Administrative Consent Decree with the EPA.

Current  operating  plans  include  mining  1,320  tons  per  day underground from the Southwest ore zone. Ore from the underground trackless mine is milled at the mine site. The mill produces gold/silver dore; and lead, zinc and bulk concentrates. The dore is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. A lesser amount of the concentrates is sold to metal merchants under short-term agreements. Concentrates are shipped from a marine terminal located about nine miles from the mine site. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

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

Recent environmental projects were focused on improving the performance of water treatment systems at the mine site. Two new water treatment plants, associated ponds and pipelines will allow the mine staff more assurance of meeting stringent environmental standards as well as reducing the possibility of water contamination.

A land exchange agreement was approved by Congress and signed into law by President Clinton on April 1, 1996. Subject to the joint venture securing private property equal to a value of $1.0 million and transferring title to the USDA Forest Service, Greens Creek will gain access to approximately 7,500 acres of land with potential mining resources surrounding the existing mine. Production from new ore discoveries on the exchange lands will be subject to federal royalties.

1997 exploration efforts at Greens Creek uncovered an extension to the Southwest ore zone. Preliminary results indicate it could be an important addition to the mine's Proven and Probable ore reserves. Definition drilling on the extension is planned for

1998, with a goal of bringing this resource into the Proven and Probable reserve category by the end of 1998.

As of December 31, 1997, there were 249 employees at the Greens Creek mine. The employees at the Greens Creek mine are not represented by a bargaining agent. At December 31, 1997, the Company's interest in the net book value of the Greens Creek mine property and its associated plant and equipment was $73.8 million.

Even though historical production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered and considering estimated future production costs and metal prices, the Company's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, the Company used metal prices of $325 per ounce of gold in 1998, $375 gold in 1999, and $390 gold thereafter; $5.25 per ounce silver in 1998, $5.50 silver in 1999, $5.75 silver in 2000, and $6.00 silver thereafter; $0.30 per pound lead for all periods, and $0.70 per pound zinc in 1998, $0.65 zinc in 1999, $0.60 zinc thereafter. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices, process recoveries and smelter terms to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, the Company estimates that future cash and total production costs per ounce of silver produced over the remaining life of the mine would be $1.52 and $4.07, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates. The principal reason that cash costs per ounce are assumed to be less than historical amounts is a forecasted increase in the grade of ore processed.

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

The estimated ore reserves for the Greens Creek mine are computed by Kennecott Greens Creek Mining Company's geology and engineering staff with technical support from Kennecott Corporation. Geologic interpretations and reserve methodology are reviewed by the Company, but the reserve compilation is not independently confirmed by the Company in its entirety. Information with respect to the Company's 29.7% share of production, Proven and Probable ore reserves, and average cost per ounce of silver produced is set forth in the table below:

                                                 Years
                                --------------------------------------
     Production                    1997         1996(1)        1995
     ----------                 ----------    ----------    ----------

     Ore milled (tons)             145,676        42,737           - -
     Silver (ounces)             2,889,265       827,799           - -
     Gold (ounces)                  16,604         3,086           - -
     Zinc (tons)                    13,662         3,811           - -
     Lead (tons)                     5,725         1,689           - -

     Proven and Probable
     Ore Reserves(2,3,5)
     -------------------

     Total tons                  2,494,085     2,642,000     2,585,000
     Silver (ounces per ton)          18.6          19.5          19.2
     Gold (ounces per ton)            0.15          0.15          0.16
     Zinc (percent)                   12.7          12.6          13.1
     Lead (percent)                    4.5           4.6           4.7
     Contained gold (ounces)       369,173       398,046       415,696
     Contained silver (ounces)  46,467,846    51,587,608    49,759,167
     Contained zinc (tons)         317,497       333,849       338,042
     Contained lead (tons)         112,234       120,096       122,696

     Average Cost per
     Ounce of Silver Produced
     ------------------------

     Cash operating costs(4)       $  2.31           - -           - -
     Total cash costs(4)           $  2.31           - -           - -
     Total production costs(4)     $  4.55           - -           - -

-------------------------------

(1) Operations were suspended in April 1993 and restarted in July 1996.

(2)  For   Proven  and  Probable  ore  reserve  assumptions   and
     definitions, see Glossary of Certain Mining Terms.

(3) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Process plant recoveries of ore reserve grades are expected to be 76% for silver, 70% for gold, 89% for zinc and 85% for lead. Payable recoveries of ore reserve grades by smelters and refiners are expected to be 66% for silver, 56% for gold, 69% for zinc and 67% for lead.

(4) The Greens Creek mine recommenced operations in July 1996, on a start-up basis; as such no cost per ounce amounts are reported for 1996.

(5) The decrease in contained silver in 1997 versus 1996 is a result of production from the Southwest ore zone yielding lower precious metal grades than expected. Therefore, contained silver decreased more than 1997 silver production.


ROSEBUD GOLD MINE - NEVADA

The Rosebud gold mine, in which the Company has a 50% interest, is located in the Rosebud Mining District, in Pershing County, Nevada, and was acquired by the Company through the merger with Equinox Resources Ltd. (Equinox). The Rosebud property consists of the Rosebud claims and the Degerstrom claims. The Rosebud claims consist of a 100% interest in three patented lode mining claims, 760 unpatented lode mining claims, and four additional patented lode mining claims currently under lease. The Degerstrom claims consist of a 52% interest in 48 lode mining claims held under a joint venture agreement with N.A. Degerstrom Inc. The total 815 claims cover approximately 16,840 acres and collectively comprise the "Rosebud Mine." Patent application has been made on the 13 claims that contain all of the Proven and Probable ore reserves. The Rosebud mine may be reached from
Winnemucca, Nevada, by travelling west a distance of approximately 58 miles on an all weather gravel road. At December 31, 1997, the Company's interest in the net book value of property, plant, and equipment at the Rosebud mine totaled $17.9 million.

On September 6, 1996, the Company and Santa Fe Pacific entered into a 50/50 joint venture agreement to develop the Rosebud Mine. Pursuant to the agreement, a limited liability corporation (The Rosebud Mining Company, L.L.C.) was established to develop the Rosebud gold property with each party owning a 50% interest. In May 1997, Santa Fe was merged into Newmont Gold Company thus becoming the successor in interest to Santa Fe's ownership of the Rosebud Mining Company, L.L.C. Under the terms of the agreement, the Company manages the mining activities and ore is hauled via truck approximately 110 miles to Newmont's Twin Creeks Pinon mill for processing. In early 1998, Newmont announced that operations at the Pinon mill would be suspended in 1998 and that ore from the Rosebud mine would be processed at Newmont's Juniper mill, which is located in close proximity to the Pinon mill. The Company, based on available information, does not believe the anticipated change in ore processing will have a significant impact on operating costs or mill recoveries.

Mine site construction began during September 1996 and was completed during March 1997, two months ahead of schedule. Capital expenditures to bring the mine into production totaled $18.7 million, $6.3 million (25%) less than budget. Newmont funded the first $12.5 million of mine-site development and was also responsible, under the terms of the agreement, to fund costs of road and mill facility improvements which were completed during 1997. Newmont also contributed to the joint venture exploration property located near the Rosebud property, and has funded the first $1.0 million in exploration expenditures, and two-thirds of all exploration expenditures beyond the initial $1.0 million.

Construction and development activities included development of a second portal to the mine, 5,500 feet of underground drifting, a 640 foot ventilation shaft, a six-mile power line, an eight-mile access road, and surface plant facilities necessary to support the underground operation.

In 1993, Equinox sold for $2.5 million a 2.5% net smelter return royalty and an option to purchase an additional 1.5% net smelter return royalty on the property to Euro-Nevada Mining Corporation Inc. (Euro-Nevada). The option for the additional 1.5% royalty was exercised, by Euro-Nevada, in the fourth quarter of 1996. The proceeds of $2.5 million were retained by Hecla under the terms of the agreement with Newmont.

Until 1991, all significant gold mineralization and most of the 115,000 feet of drilling in 167 holes had been completed on what was known as the Dozer Hill Zone, a northeast trending zone extending a distance of about 1,500 feet within portions of 10 claims within the Rosebud claims. Further delineation drilling during 1994 resulted in identifying two distinct mineralized zones, the South Zone and the North Zone, within the original Dozer Hill Zone.

In 1991, 58,691 feet of drilling was carried out to test exploration targets east of the South Zone and to further evaluate the property. This exploration drilling encountered a new zone of high-grade gold mineralization (the East Zone) about 1,000 feet east of the South Zone contained in portions of three claims within the Rosebud claims. Mineralization is related to the low angle South Ridge fault which underlies most of the area of interest. Mineralization in the South and North Zones occur above this fault while mineralization in the East Zone occurs within and below this fault.

Gold mineralization in the South, North and East Zones, as in many other volcanic-hosted gold deposits, is erratically distributed with numerous low-grade drill hole intercepts interspersed with higher grade drill hole intercepts over an area of approximately 1,000 feet east-west and 1,000 feet north-south. Drilling has also intersected further mineralization approximately 700 feet west of the East Zone.

In 1992, an additional 35,000 feet of drilling in 56 holes was completed on the Rosebud Mine. This was followed by preliminary metallurgical studies and permit preparation for an advanced underground exploration program. The underground exploration program commenced in December 1993. During 1994, underground work included completion of 3,600 feet of drifting, 25,000 feet of underground diamond drilling, and 30,000 feet of surface diamond drilling designed to further delineate the orebody.

Engineering and final design work was completed during 1994 and 1995 culminating in the preparation of a feasibility study.
Permit related work, which began during 1994, was completed during 1996.

Following   completion  of  construction  and  mine   development
activities, the mine commenced operations in March of 1997.   The
Company's  share  of production in 1997 was approximately  47,000 gold ounces and 169,000 silver ounces.

Mine production during 1997 averaged in excess of 750 tons per day of ore. Feed grades to the mill were as expected during the first year of production, 0.494 gold ounces per ton and 2.96 silver ounces per ton. The ore produced from the mine is processed in a conventional carbon in leach circuit. The mill produces a high quality gold-silver dore. During 1997, 95.9% of the gold and 57.5% of the silver processed at the mill were economically recovered.

The cash operating cost, total cash cost, and total production cost per ounce of gold during the first year of operation were $137, $156, and $263, respectively. Mine production and mine site general and administrative costs as well as capitalized construction costs were all significantly lower than anticipated during the year.

The following table presents the production, Proven and Probable ore reserves, and average cost per ounce of gold produced for the Rosebud mine as of the dates indicated:

                                               Years
                              ---------------------------------------
Production (50%)                1997           1996           1995
----------------              ---------      ---------      ---------

Ore milled                       99,050            - -            - -
Gold Recovered (ounces)          46,974            - -            - -
Silver Recovered (ounces)       168,584            - -            - -

Proven and Probable
Ore Reserves (1,2,3,4)
----------------------

Total tons                      471,521        638,317      1,189,000
Gold (ounce per ton)              0.420          0.392          0.452
Contained gold (ounces)         197,817        249,942        538,000
Silver (ounces per ton)            2.92           2.70           2.75
Contained silver (ounces)     1,378,201      1,713,945      3,275,000

Average Cost per Ounce
of Gold Produced
----------------------

Cash operating costs             $  137            - -            - -
Total cash costs                 $  156            - -            - -
Total production costs           $  263            - -            - -

(1) Proven and Probable ore reserves in 1996 and 1997 reflect only the Company's share (50%) pursuant to the September 6, 1996 sale of a 50% interest in its Rosebud property. If the Company had only a 50% interest in 1995, the Company's share of contained gold and silver ounces would have been 269,000 and 1,637,500 respectively.

(2) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(3) The decrease in the tons of Proven and Probable ore reserves in 1997 compared to 1996 is attributable to production during 1997 and a decrease in dilution in the South Zone from 27.6% at a gold grade of 0.074 oz./ton and a silver grade of 0.75 oz./ton to 13.8% at a gold grade of 0.77 oz./ton and a silver grade of 1.06 oz./ton. This reduction in dilution for the South Zone is based on actual dilution figures from production during 1997 and represents the subtraction of 40,800 tons (50%) grading 0.077 oz Au/ton, 1.06 oz./ton from the 1996 reserve.

(4) The decrease in tons of Proven and Probable ore reserves and decreased contained gold in 1996 compared to 1995, is principally attributable to the sale of a 50% interest in the property. Additionally, a decrease in the specific gravity used for
     calculating   tonnage,  revised  geologic  and   statistical
     interpretation based on in-fill drilling in the South Zone of the deposit, increased dilution tonnage, and a decrease in the dilution grade resulted in an increase in tons of Proven and Probable ore reserves, and a decrease in gold ore grade and contained gold ounces.


As of December 31, 1997, there were 100 employees at the Rosebud mine. The employees at the mine are not represented by a bargaining agent. The Rosebud mine uses power provided by Sierra
Pacific Power.

INDUSTRIAL MINERALS SEGMENT

The Company's principal industrial minerals assets are its ball clay operations in Kentucky, Tennessee, and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; its lawn and garden products operations in Idaho, western Montana and South Dakota; and its specialty aggregate operations (primarily scoria) in southern Colorado and northern New Mexico. The Company conducts these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company (K-T Clay), which operates its ball clay and kaolin divisions; (2) K-T Feldspar Corporation (K-T Feldspar), which operates the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V. (K-T Mexico), which operates the clay slurry plant business; and (4) MWCA, which operates the lawn and garden products business and the Company's specialty aggregate business.

K-T CLAY BALL CLAY DIVISION

K-T Clay is the largest supplier of premium ball clay to North America, and second worldwide. Ball clay is of sedimentary origin and consists of several basic clay minerals along with a slight amount of organic content, a combination of materials that gives ball clay its unique character. The principal use of ball clay is in the ceramic and porcelain fields, which includes use for such items as pottery, dinnerware, tile, electrical insulators and sanitaryware. Ball clay is also used in refractories and abrasives and has applications in other specialty industries as well.

Mining of ball clay is accomplished through strip mining methods. The mining activity requires definition drilling and the removal of overburden in order to expose the clay strata to be mined. Mining activity is selective based on clay grade and strata control. The clays are mined with loaders and backhoes, loaded into trucks and hauled to one of K-T Clay's plants for processing. Processing of ball clay consists of shredding and classification of clay by various grades, hammer or roller milling to reduce particle size, drying and packaging. The grades can be shipped in bulk or blended and bagged in order to meet a particular customer's requirements. A particular clay or blend of several clays can also be shipped to customers in a water slurry form in tanker trucks or rail cars.

There are many grades of ball clay which K-T Clay mines, processes and blends to meet the specifications and requirements of its various customers. Different uses may require mixtures of ball clay having substantially different physical properties, and K-T

Clay, through many years of experience and ongoing research performed in its laboratories, possesses the expertise and vast reserves of various types of ball clays that enables it to respond to changes in customer requirements with minimal advance notice. The marketing of ball clays is directed from K-T Clay's headquarters in Mayfield, Kentucky and Nashville, Tennessee. K-T Clay's marketing personnel are trained in ceramic engineering or related technical fields, which also has enabled K-T Clay to respond to changes in its customer requirements.

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

There were 182 people employed by K-T Clay at its ball clay operations as of December 31, 1997. Some of the hourly employees are represented by the United Steelworkers of America. The employment of these employees is subject to a four-year labor agreement which expires on February 8, 2000. The net book value of the K-T ball clay division properties, plants and equipment was $7.9 million at December 31, 1997.

K-T CLAY DE MEXICO, S.A. DE C.V.

In 1993, K-T Clay completed construction of its clay slurry plant in Monterrey, Mexico, which now supplies clay slurry to the

Mexican ceramics industry. Prior to construction, semi-dried clay was shipped to Mexico. The plant was built to provide Mexican customers with a high-quality clay slurry product, at an economical price and to permit K-T to be the vendor of choice in Mexico. Reducing freight costs, a bulk air-floated clay weighing substantially less than clay slurry is now shipped by rail from K-T Clay's domestic operations to the K-T Mexico slurry plant in Monterrey. The clay is blended to customer specifications and converted to a slurry form for final shipment to its customers in the region. K-T Mexico also uses its Monterrey facilities to blend complete prepared ceramic bodies for its sanitaryware customers. The complete bodies, which are supplied ready to use, utilize K-T's slurry and local ingredients purchased in the domestic market.

At December 31, 1997, the net book value of K-T Mexico's property and associated plant and equipment was $3.0 million. K-T Mexico utilizes electrical power from the local public utility. There were 22 people employed by K-T Mexico as of December 31, 1997, represented by the Industrial Labor Union of Nuevo Leon. The labor agreement is renegotiated every three years. The present labor agreement expires November 30, 1998.

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

Kaolin is mined by open-pit methods. Ore bodies are identified and delineated by exploration drilling and overburden is removed by scrapers down to favorable clay strata. Select mining of clay is then accomplished by backhoe with over-the-road truck haulage to the processing and stockpiling facilities. K-T Clay operates kaolin mines in Georgia, serving its processing plants located at Sandersville and Deepstep, Georgia. K-T Clay also operates kaolin mines located in South Carolina, serving a processing plant located in Langley, South Carolina.

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

There were 121 people employed by K-T Clay at its kaolin division as of December 31, 1997, with less than 25% of the labor force being represented by the Cement, Lime, Gypsum and Allied Workers, Division of International Brotherhood of Boilermakers. The current labor contract at the Sandersville, Georgia operation expires on March 1, 1999.

Both the ball clay and kaolin divisions of K-T Clay's plants and equipment have been operational in excess of 29 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Clay kaolin division property and its associated plant and equipment was $14.6 million as of December 31, 1997. K-T Clay utilizes power from several public utilities as well as local utility cooperatives located in the vicinity of K-T Clay's operating plants.

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

Markets for feldspar have fluctuated slightly over time as a result of mature market conditions. However, adverse shifts in market demand could occur due to mineral substitution and decreased demand for end-use products. Feldspar currently competes with nepheline syenite and silica in some market segments and substitution between minerals is linked to economics, physical-chemical characteristics and supplier reliability. The marketing of feldspar to the ceramics and filler industries is carried out by K-T Clay's sales force and through sales and distribution agents.

Feldspar ore is mined by open-pit methods using a 40-foot bench mining plan. Ore is drilled and blasted, loaded by hydraulic shovel or front-end loader into off-highway dump trucks and transported to the processing plant. K-T Feldspar operates several mine locations in the Spruce Pine, North Carolina area, all serving the centrally located processing plant. Processing of the feldspar ores consists of crushing, grinding, density separation via flotation, drying and high intensity magnetic separation.

K-T  Feldspar  holds  in excess of 20 years of  mineral  reserves
based  on  current sales, product mix and lease terms.   Reserves
are held on fee simple and leased properties.

K-T Feldspar operates its mines and plant under permits issued by the North Carolina Department of Natural Resources and Community
Development.  All permits are in good standing.

K-T Feldspar's plant and equipment have been operational in excess of 29 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Feldspar property and its associated plant and equipment was $4.6 million as of December 31, 1997. Carolina Power & Light Company, a regulated public utility, provides the electric power utilized for operations at K-T Feldspar.

There   were  48  employees  employed  by  K-T  Feldspar  as   of
December 31, 1997; none of whom are represented by a bargaining agent.

MWCA, INC. - MOUNTAIN WEST PRODUCTS DIVISION

The Company acquired the operations and assets of Mountain West in December 1993, including processing plants in Rexburg, Idaho and Superior, Montana. In April 1995, Mountain West purchased the assets of Western Bark Company, which included processing plants at Kamiah, Idaho; Osburn, Idaho; and Piedmont, South Dakota. In 1997, Mountain West Products, Inc. and Colorado Aggregate Company of New Mexico, both wholly owned subsidiaries of the Company, were combined into MWCA. MWCA-Mountain West Products division's primary business is the purchasing, processing and marketing of certain wood by-products from lumber milling operations in the western intermountain region. These products are sold as organic soil amendments, organic landscape mulches and organic decorative landscape ground cover.

The wood by-products are purchased by MWCA and transported by truck for processing at its plants. The processing plants are owned by MWCA and the sources of wood by-product supply are held under contracts. The lumber mills, which supply the wood by-products, are not owned by MWCA. MWCA's plants are located near the current sources of the raw materials to reduce transportation costs. The principal customers are lawn and garden retail outlets, lawn and garden product distributors and discount retail chain stores.

Most sales are in the western U.S. and take place in the first six months of the year due to the seasonality of the market. The plants have operated in excess of 16 years at Rexburg, nine years at Superior, nine years at Kamiah, and seven years at Piedmont. In late 1996, the equipment and processing capacity of the Osburn plant was consolidated with the Superior plant due to close proximity of plants and operating efficiencies. All plants are maintained and upgraded continually and are in good working order. The net book value of the associated plant and equipment was approximately $5.7 million as of December 31, 1997.

Utah  Power and Light, Montana Power Company, Idaho County Light,
and  Black Hills Power, provide electrical power utilized by  the
operations   at   Rexburg,  Superior,   Kamiah,   and   Piedmont,
respectively.

Mountain West had 111 employees as of December 31, 1997; none of whom are represented by a bargaining agent.

MWCA, INC. - COLORADO AGGREGATE DIVISION

MWCA-Colorado Aggregate division (CAC) mines and sells volcanic rock (scoria) for use as briquettes in gas barbecue grills, as decorative ground cover, and paints gravel bedding which is used in aquariums. Volcanic scoria is a lightweight clinker-like material produced during gaseous volcanic eruptions that form cinder cones. These cones occur frequently in the geological environment but are unique by density, texture and color.

The  Company operates mines at Mesita, Colorado, and in  northern
New Mexico as well as processing plants at San Acacio and Antonito, Colorado, and Neosho, Missouri. All mining is open pit with minimal requirements for the removal of overburden.

The principal customers for scoria briquettes are manufacturers and retailers of gas barbecue grills. Landscapers, distributors of landscaping materials, lawn and garden retailers and discount chain stores are the principal customers for scoria landscape stone. Pet supply retailers and discount chain stores are the principal customers for aquarium gravel.

The Mesita mine is owned by CAC. Due to the seasonal nature of CAC's business, it is usually anticipated that most of its annual sales and profits will be generated in the first two quarters of each calendar year. The Company has over seven years of mineral reserves at the Mesita, Colorado, location and has developed in excess of nine years of mineral reserves at the Red Hill mine, in northern New Mexico, which is under lease from the Bureau of Land Management. CAC purchases the rock used for aquarium gravel.

CAC's plants and equipment have been operational in excess of 23 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $3.7 million as of

December 31, 1997.  Public Service Company of Colorado, San  Luis
Valley  Rural Electric Cooperative, and Empire District  Electric
Company provide the electric power utilized for operations at CAC.

CAC had 86 employees as of December 31, 1997. During December 1997, the hourly employees of CAC voted in favor of being represented by the Teamsters Union. A definitive labor agreement is expected to be negotiated during the early part of 1998.

PROPERTIES ON STANDBY

GENERAL

Various  mining operations of the Company have been placed  on  a standby basis. Placing a mining property on a standby basis during periods of depressed metals prices, thereby preserving a depletable asset, is common in the mining industry. The significant properties on standby at December 31, 1997, are described below.

REPUBLIC MINE - REPUBLIC, WASHINGTON

The Company owns the Republic mine located in the Republic Mining District near Republic, Washington. In February 1995, the
Company completed operations at the Republic mine and has commenced reclamation work in connection with the mine and mill closure. The Company's land position in the Republic area consists of approximately five square miles. In August 1995, the Company entered into an agreement with Newmont to explore and develop the Golden Eagle deposit on the Republic mine property. Newmont conducted extensive exploration on the property and in the third quarter of 1996 entered into a joint venture agreement concerning the property. Newmont paid Hecla $2.5 million for an immediate 75% interest in the joint venture. Newmont is required to fund all expenditures necessary at the Golden Eagle through the feasibility stage.

At December 31, 1997, the accrued reclamation and closure costs totaled $5.0 million. Reclamation and closure efforts commenced in 1995. Reclamation and closure costs expenditures totaling approximately $1.2 million during 1997 were charged against the previously established reclamation and closure cost accrual. These expenditures related to closing abandoned mine openings, and placing rockfill in the tailings pond, which is in the process of being closed. Also during 1997, the mill was sold and is being removed. Additionaly during 1997, the reclamation balance was reduced by $0.2 million to reflect current estimates of remaining work to be performed.

The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 1997.

There were four people employed by the Company at the Republic mine at December 31, 1997. Employees at Republic are not represented by a bargaining agent.

GROUSE CREEK GOLD MINE - IDAHO

The Grouse Creek mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining
District. Mineral rights comprising the mine cover 9.1 square miles, and consist of 18 patented lode mining claims, and two patented placer claims, 43 unpatented millsite claims, and 17 unpatented lode claims for which patent applications are pending. The remainder of the mineral rights in the Yankee Fork Mining District consist of 260 unpatented claims. The mine consists of two distinct ore deposits: the Sunbeam deposit and the Grouse deposit.

In 1994, the Company sold to Great Lakes a 20% undivided interest
in  the  mine.   Pursuant to the acquisition  and  joint  venture
agreements, Great Lakes was required to fund its 20% pro-rata portion of all capital and operating costs.

Mining in the Sunbeam pit began in late 1994, and operations in 1994 and 1995 experienced higher than expected operating costs and less than expected operating margins resulting from higher than expected start up costs and lower than expected ore grade. Mining indicated that mill grade ore occurred in thinner, less continuous structures than had been originally interpreted. The Company thus recorded a write-down of the carrying value totaling $97.0 million in 1995 to properly reflect the net realizable value of its interest in the Grouse Creek joint venture.

In 1996, the Company completed metallurgical testing and economic analysis of the Grouse deposit. Based upon this analysis, the Company determined that ore contained in the Grouse deposit was not economical at the then current metals prices, and the Company determined to suspend operations at the Grouse Creek mine following completion of mining of the remaining ore in the
Sunbeam pit. In connection with this decision, the Company recorded 1996 adjustments for future severance, holding, reclamation, and closure costs totaling $22.5 million, and adjustments to the carrying value of property, plant, and equipment, and inventories totaling $5.3 million.

In January 1997, Great Lakes and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the project to the Company. Great Lakes retained a 5% defined net proceeds interest in the project. The Company assumed 100% of the interests and obligations associated with the property.

Following completion of mining in the Sunbeam pit in April 1997, the Company placed the Grouse Creek mine on a care-and-maintenance status. Under U.S. Forest Service agreements, the care-and-maintenance period for the property can only extend to June 2000. On or before that date, either operations must recommence or the site must initiate final reclamation. During 1997, the mine produced 27,158 ounces of gold and 134,797 ounces of silver.

The approved mining and reclamation plans for the facility will remain in effect during the suspension period. During the period that the property is on a care-and-maintenance basis, reclamation activities will be undertaken as necessary to prevent degradation of the property. During 1997, the milling facilities were mothballed, and the following reclamation activities were completed: the Sunbeam open pit was regraded and an interim cap of compacted waste rock was placed on the floor; the waste rock storage facility was regraded to comply with the requirements in the permits for permanent reclamation and an interim cap of compacted waste rock was placed over the entire surface; the underground adits were sealed and the surface facilities for the underground mine were removed, then the site was regraded to comply with the requirements in the permits for permanent reclamation; and approximately 30 acres of exploration roads and other disturbed areas were regraded, seeded and trees and shrubs planted for final reclamation. Ultimately, at the completion of mining, the milling facilities will be removed and the foundations buried. Concurrent reclamation practices will be employed whenever possible. The original reclamation plan concepts have been approved by the appropriate state and federal agencies, and as new technology and new reclamation practices evolve, they will be evaluated and, when applicable, proposed to the appropriate agencies for approval. During 1997, the Company increased the accrual for reclamation and closure costs by approximately $1.7 million to reflect current estimates of remaining reclamation and closure costs. As of December 31, 1997, the Company's accrual for remaining reclamation and closure costs at the site totals $18.0 million.

As  of  December 31, 1997, there were 19 employees at the  Grouse
Creek  mine.   The employees are not represented by a  bargaining
agent.

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

Reclamation activities began in September 1996 and full mine reclamation is expected to be completed by early 1999. Reclamation activity includes limited backfilling of mine pits, recontouring and revegetating pits and heap leach pads. Final reclamation will include removal of buildings and closure of underground mine openings. During 1997, the Company decreased the accrual for reclamation and closure costs by approximately $1.5 million to reflect current estimates of remaining reclamation and closure costs. The reclamation accrual at December 31, 1997, totaled $1.9 million.

The American Girl mine is held through a combination of patented and unpatented claims either owned outright or through leases. Properties are subject to underlying net smelter return royalties ranging from 3.5% to 12.5% depending upon the lessor, gold price and recovery of capital costs.

During production through October 1996, ore was processed by leaching and conventional milling facilities owned by the joint venture. Electric power is generated on-site by equipment owned by the joint venture. The full-time employment at the site as of December 31, 1997 was 14. Employees are not represented by a bargaining unit.

CACTUS MINE - CALIFORNIA

The Cactus mine consists of approximately 1,300 acres of leasehold lands, mining claims and millsites, and fee property, located approximately 85 miles northeast of Los Angeles, California, in the Mojave Mining District. The property is readily accessible year-round by all-weather roads. The Company currently has a 63.75% effective interest in Cactus Gold Mines Company (Cactus) and manages Cactus' two open-pit heap leach mines, the Middle Buttes and Shumake. The Company, as manager of Cactus, receives a management fee equal to 2% of net revenues of Cactus as defined in the mining venture agreement and is reimbursed for costs incurred on behalf of Cactus.

The Middle Buttes mine began production in August 1986. During 1991, mining operations were completed at the Middle Buttes mine, and the remaining ore with recoverable gold was processed. Rinsing of the heap was completed in 1995, followed by drain-down and verification sampling in 1996. Reclamation of the Middle Buttes heap was completed in 1997. Development of the Shumake mine was completed in November 1988, with commercial production beginning in December 1988. Mining operations at the Shumake mine were completed in February 1992. Nominal gold production was obtained during 1997 as the Shumake heap rinsing activity was completed. Reclamation of the Shumake heap is presently scheduled for 1998. An additional reclamation and closure expense of $824,000 was recognized in 1997. At December 31, 1997, the accrual for estimated remaining reclamation and closure costs totals $1.2 million.

The book value of the Company's interest in the Cactus mine property and its associated plant and equipment was fully depreciated as of December 31, 1993. Southern CalEdison supplies electrical power to the Cactus mine. As of December 31, 1997, there were six employees at the Cactus mine. Employees at the Cactus mine are not represented by a bargaining agent.

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

YELLOW PINE MINE - IDAHO

The Yellow Pine gold mine is located in Valley County, Idaho, about 50 miles east of McCall in central Idaho, and is accessed by secondary roads and air. The property consists of 26 patented claims which are held by the Company under lease from the Bradley Mining Company of San Francisco, California, and 57 unpatented claims. The lease provides for production royalties equal to 6% of net smelter returns plus 10% of cumulative cash flow, and also provides for a minimum royalty payment of $3,500 per month reduced by current production royalties. Production from the oxide mineralization ceased in 1992; the operation has been  undergoing
reclamation  since  that  time.   Mineralized  sulfide  material,
estimated   at   between  15  and  20  million  tons   containing
approximately 0.09 ounce of gold per ton, is also located on the property. The Company continues to seek other parties interested in the further exploration and development of this extensive gold-bearing deposit. The net book value of the Yellow Pine property, plant and equipment as of December 31, 1997, was approximately $0.1 million.

EXPLORATION

The Company conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. The Company owns or controls patented and unpatented mining claims, fee land, mineral concessions, and state and private leases in six states in the United States and two Mexican states. The Company's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, (3) advanced-stage exploration acquisition opportunities, and (4) grass-roots exploration opportunities. The Company is currently concentrating its exploration activities at the Lucky Friday and Greens Creek silver mines, the Rosebud gold mine, in which the Company maintains a 50% interest, the La Choya mine, and other properties in Mexico and South America. The Company remains active in other exploration areas and is seeking advanced-stage acquisition opportunities principally in the United States and Mexico.

Mineral exploration, particularly for gold and silver, is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that the Company's mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore, and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company's exploration programs will result in the expansion or replacement of existing reserves that are being depleted by current production.

Properties are continually being added to or dropped from this inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 1997, 1996 and 1995 were approximately $7.4 million, $4.8 million and $7.1 million, respectively. Exploration expenditures for 1998 are estimated to be approximately $3.9 million.

HEDGING ACTIVITIES

The Company's policy guidelines for hedging gold and silver production permit management to utilize various hedging mechanisms for up to 50% of the Company's annual estimated available metal production. Hedging contracts are restricted to no longer than 36 months without approval of the Company's Board of Directors and will be spread among a number of available customers. At December 31, 1997, the Company had 10% of 1998 budgeted gold production and 27% of 1998 budgeted silver production hedged utilizing forward sales contracts. The Company's policy with respect to lead and zinc hedging permits management to hedge 30% of estimated annual production of lead and zinc for periods not to exceed 12 months. There were no hedging contracts for lead or zinc outstanding at December 31, 1997. None of the aforementioned activities have been entered into for speculative purposes at December 31, 1997. For further discussion regarding hedging activities, see Notes 1 and 2 of Notes to Consolidated Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

The Company cannot compare sales from its ball clay mining operations with sales of other ball clay producers because the principal competitors are either privately owned or divisions of larger, diversified companies, but the Company believes that K-T Clay is one of the more significant producers of ball clay in the United States. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989 and JM Huber Corporation in 1995, the Company has also become an important producer in the United States of ceramic-grade kaolin. The principal competitors of the Company in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company, and Old Hickory Clay Company. The principal competitors of the Company in the kaolin industry, are Albion Kaolin Company, Evans Clay Company, Wilkinson Clay, and Dixie Clay. The Company, with the acquisition of Indusmin Incorporated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of the Company in the feldspar industry are Feldspar Corporation and Unimin Corporation.

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

The Company competes with other producers of lawn and garden and soil products, decorative bark products and landscape mulches. The principal competitors are either privately owned companies or divisions of larger diversified companies that operate in numerous regional markets. The Company has limited information about the sales of competing products in its overall markets but believes it supplies a significant portion of the market for its product in the intermountain region.

REGULATION OF MINING ACTIVITY

The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977. It is the Company's policy to comply with the directives and regulations of MSHA. In addition, the Company generally takes such necessary actions as, in its judgment, are required to provide for the safety and health of its employees. MSHA directives have had no material adverse impact on the Company's results of operations or financial condition, and the Company believes that it is substantially in compliance with the regulations promulgated by MSHA.

All of the Company's exploration, development, and production activities in the United States, Mexico, South America, and Canada are subject to regulation by governmental agencies under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. The Company believes that it is in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how the Company conducts many aspects of its business, management of the Company does not believe that they have a material adverse effect on its results of operations or financial condition at this time. The Company's projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, the Company's operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time. The Company believes that adequate provision has been made for disposal of mine waste and mill tailings at all of its operating and nonoperating properties in a manner which complies with current federal and state environmental requirements.

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

LEGISLATION

During the past four years, the U.S. Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the General Mining Law), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on processing of new patent applications was approved. In addition, legislation to further amend the General Mining Law that was introduced in the U.S. Congress during 1996 and debated again in 1997 with limited progress. The legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on the modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands.

EMPLOYEES

As of December 31, 1997, the Company and its subsidiaries employed 1,202 people.

INVESTMENT CONSIDERATIONS

THE  FOLLOWING  INVESTMENT CONSIDERATIONS,  TOGETHER  WITH  OTHER
INFORMATION  SET  FORTH IN THIS FORM 10-K,  SHOULD  BE  CAREFULLY
CONSIDERED  BY  CURRENT  AND FUTURE INVESTORS  IN  THE  COMPANY'S
SECURITIES.

RECURRING LOSSES

The Company has experienced losses from operations for each of the last seven years. For the year ended December 31, 1997, the Company reported a net loss of approximately $0.5 million (before preferred dividends of $8.1 million) or $0.01 per share of Common Stock compared to a net loss of approximately $32.4 million (before preferred stock dividends of $8.1 million) or $0.63 per share of Common Stock for the year ended December 31, 1996. The 1997 decreased net loss was due to various factors, the most significant of which were 1996 adjustments totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments for property, plant and equipment and certain assets at the Grouse Creek and American Girl mines. If the Company's estimates of the market prices of gold, silver, lead and zinc are realized in 1998, the Company expects to record income or (loss) in the range of $2.0 million income to a $(3.0) million loss, after expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1998. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1998 will be as projected.

METAL PRICE VOLATILITY

Because  a  significant  portion of the  Company's  revenues  are derived from the sale of gold, silver, lead and zinc, the Company's earnings are directly related to the prices of these metals. Gold, silver, lead and zinc prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the Company to predict. If the market price for these metals falls below the Company's full production costs and remains at such level for any sustained period, the Company will experience additional losses and may determine to discontinue the development of a project or mining at one or more of its properties. While the Company has periodically used limited hedging techniques to reduce a portion of the Company's exposure to the volatility of gold, silver, lead and zinc prices, there can be no assurance that it will be able to do so as effectively in the future (see Hedging Activities).

The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, 1993, and each year thereafter through 1997.

                1980      1985      1990      1993      1994      1995      1996      1997
              --------  --------  --------  --------  --------  --------  --------  --------
Gold(1)
  (per  oz.)  $ 612.56  $ 317.26  $ 383.46  $ 359.77  $ 384.01  $ 384.16  $ 387.70  $ 331.10
Silver(2)
  (per oz.)      20.63      6.14      4.82      4.30      5.28      5.19      5.18      4.90
Lead(3)
  (per lb.)       0.41      0.18      0.37      0.18      0.25      0.29      0.35      0.28
Zinc(4)
  (per lb.)       0.34      0.36      0.69      0.44      0.45      0.47      0.46      0.60

----------------------------
(1)London Final.
(2)Handy & Harman.
(3)London Metals Exchange -- Cash.
(4)London Metals Exchange -- Special High Grade -- Cash.

On February 27, 1998, the closing prices for gold, silver, lead, and zinc were $297.40 per ounce, $6.30 per ounce, $0.25 per pound, and $0.47 per pound, respectively.

VOLATILITY OF METALS PRODUCTION

The Company's future gold production will be dependent upon the Company's success in developing new reserves, as well as exploration efforts (see Project Development Risks and Exploration). The Company's future silver production will be dependent upon the Company's success in developing new reserves, including the continued development of the Lucky Friday expansion project. If metals prices decline, the Company could determine that it is not economically feasible to continue development of a project or continue commercial production at some of its properties (see Metal Price Volatility).

PROJECT DEVELOPMENT RISKS

The Company from time to time engages in the development of new ore bodies both at newly acquired properties and presently existing mining operations (collectively "Development Projects"). The Company's ability to sustain or increase its present level of metals production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of any individual Development Project and all such Development Projects collectively is based upon, among other things, estimates of reserves, metallurgical recoveries, and capital and operating costs of such Development Projects, and future metal prices. Development Projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

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

The Company's current Development Project is the Lucky Friday expansion project (formerly referred to as the Gold Hunter project) located adjacent to the Company's Lucky Friday mine. The Company estimates remaining development and construction costs at December 31, 1997, of $6.3 million to $6.8 million for the Lucky Friday expansion project. The Company's estimated capital expenditures are based upon currently available data and could increase or decrease depending upon a number of factors.

Should the Company incur project development and construction costs as estimated, the Company anticipates that it will fund its currently estimated capital requirements for 1998 with operating cash flow and borrowings under its credit facility.

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

JOINT DEVELOPMENT AND OPERATING ARRANGEMENTS

The Greens Creek mine is operated through a joint venture. The Company owns an undivided interest in the assets of the ventures. The Company's Rosebud mine is operated through a Limited Liability Company (LLC) with the Company holding 50% of the interest in the LLC. The LLC arrangement operates similar to joint venture arrangements. Under the joint venture and LLC agreements, the joint participants, including the Company, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of a joint venture or LLC agreement (including as a result of insolvency), the Company could incur losses in excess of its pro-rata share of the joint venture. In the event any participant so defaults, each agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting parties' share of products, or its joint venture interest in the properties to satisfy the obligations of the defaulting participant. Based on the information available to the Company, the Company has no reason to believe that its joint venture or LLC participants with respect to the Greens Creek and Rosebud properties will be unable to meet their financial obligations under the terms of the respective agreements.

COMPETITION FOR PROPERTIES

Because mines have limited lives based on proven ore reserves, the Company is continually seeking to replace and expand its reserves. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, lead, zinc and industrial minerals. As a result of this competition, some of which is with companies with greater financial resources than the Company, the Company may be unable to acquire attractive mining properties on terms it considers acceptable. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Accordingly, there can be no assurance that the Company's programs will yield new reserves to replace and expand current reserves.

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

MINING RISKS AND INSURANCE

The business of mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, rockbursts, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although the Company maintains insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential for pollution or other hazards as a result of disposal waste products occurring from exploration and production) is not generally available to the Company or to other companies within the industry. To the extent the Company is subject to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Should the Company be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

FOREIGN OPERATIONS

The Company's La Choya gold mine is located in Sonora, Mexico and the Company's K-T Mexico clay slurry plant is located in Monterrey, Mexico. The Company also has exploration projects and mining investments in Mexico, Canada and South America. Such projects and investments could be adversely affected by exchange controls, currency fluctuations, political risks, taxation and laws or policies of either foreign countries or the United States affecting foreign trade, investment and taxation, which, in turn, could affect the Company's current or future foreign operations.

HEDGING ACTIVITIES

Hedging activities are intended to minimize the effect of declines in gold and silver prices on results of operations for a period of time. Although hedging activities may protect a company against low gold and silver prices, it may also limit the price that can be received on hedged ounces, subject to forward sales and call options, potentially resulting in the Company foregoing the realization of revenues to the extent the market prices of gold and silver exceeds the related gold and silver price in a forward sale or call option contract.

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

     Exploration -- The searching for ore, usually by geological surveys, geophysical and geochemical prospecting, drilling, surface or underground headings, drifts, or tunnels.

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

     Mineralization -- The process by which a mineral or minerals are introduced into a rock, resulting in a valuable deposit.

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

     Proven and Probable Ore Reserves -- Reserves that reflect estimates of the quantities and grades of mineralized material at the Company's mines which the Company believes can be recovered and sold at prices in excess of the total cash cost of production. The estimates are based largely on current costs and on projected prices and demand for the Company's products. Mineral reserves are stated separately for each of the Company's mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. The Company's estimates of Proven and Probable reserves for the Lucky Friday mine, the Rosebud mine and the La Choya mine at December 31, 1997 and 1996 are based on gold prices of $350 and $386 per ounce, silver prices of $5.20 and $5.20 per ounce, lead prices of $0.29 and $0.38 per pound, and zinc prices of $0.65 and $0.52 per pound, respectively. Proven and Probable ore reserves for the Greens Creek mine are based on calculations of reserves provided to the Company by the operator of Greens Creek that have been reviewed but not independently confirmed by the Company. Kennecott Greens Creek Mining Company's estimates of Proven and Probable reserves for the Greens Creek mine as of December 1997 and 1996 are derived from successive generations of reserve and feasibility analyses for three different areas of the mine each using a separate assessment of metal prices. The prices used were:

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

ITEM 2.   PROPERTIES.

The Company's principal mineral properties are described in Item 1 above. The Company also has interests in a number of other mineral properties in the United States, Canada, Mexico and South America. Although some of such properties are known to contain significant quantities of mineralization, they are not considered material to the Company's operations at the present time. Encouraging results from further exploration or increases in the market prices of certain metals could, in the future, make such properties considerably more important to the business of the Company taken as a whole.

The general corporate office of the Company is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. The Company also owns and has subdivided approximately 70 adjacent acres presently held for sale or under contract for sale.

The administrative offices of the Company's ball clay, kaolin and feldspar operations are located in Mayfield, Kentucky and Nashville, Tennessee. Additionally, there are general offices and laboratory facilities at each operating location. The Company also owns approximately 1,600 acres of land principally for use in connection with milling and storage operations for the industrial minerals operations. The administrative offices of K-T Clay de Mexico are located with the clay slurry processing facility on a parcel of land near Monterrey, Mexico.

The general offices of MWCA, Inc. are located in Rexburg, Idaho. Bark processing facilities are located in Rexburg, Idaho; Kamiah, Idaho; Superior, Montana; and Piedmont, South Dakota. The Company owns a parcel of land of approximately 20 acres in the vicinity of Blanca, Colorado, on which are located building, storage and shipping facilities utilized in its scoria business, and a bagging plant for landscape scoria. The Company also owns a bagging facility, utilized for scoria briquettes, located at San Acacio, Colorado.

The Company believes that its existing facilities are sufficient for their intended purposes.

ITEM 3.   LEGAL PROCEEDINGS.

Contingencies

- Bunker Hill

In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency
(EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker Hill Site) located at Kellogg, Idaho. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. As of December 31, 1997, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $7.3 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below.

- U.S. Government Claims

On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery and the defendant mining companies have filed a number of summary judgment motions which are currently pending before the Court.

- State of Idaho Claims

On March 22, 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho (State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

At  December  31,  1997,  the Company's accrual  for  remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.8 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is possible that the Company's estimate of its obligation may change in the near term.

Insurance Coverage Litigation

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of December 31, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                            PART II


ITEM 5.   MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
          STOCKHOLDER MATTERS.

        (a)   (i)  Shares  of the Common  Stock are traded on the
                   New  York Stock Exchange, Inc., New York,  New
                   York.

             (ii)  The price range of the Common Stock on the New
                   York Stock Exchange for the past two years was as follows:

                             First    Second    Third    Fourth
                           Quarter   Quarter   Quarter   Quarter
                           -------   -------   -------   -------

            1997 - High    $ 7.25    $ 6.25    $ 6.13    $ 6.31
                 - Low       5.25      5.25      4.94      4.38
            1996 - High    $ 9.50    $ 8.38    $ 7.50    $ 6.75
                 - Low       7.00      7.00      5.63      5.50


        (b) As of December 31, 1997, there were 10,636 holders of record of the Common Stock.

        (c) There were no Common Stock cash dividends paid in 1997 or 1996. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and the Company's cash requirements.

ITEM 6. SELECTED FINANCIAL DATA.
           (dollars in thousands except for per-share amounts)

                                                     Years Ended December 31,
                                  -------------------------------------------------------------
                                     1997         1996         1995         1994         1993
                                  ---------    ---------    ---------    ---------    ---------
Total revenue                     $ 168,569    $ 166,882    $ 159,704    $ 130,569    $  96,060
                                  =========    =========    =========    =========    =========

Net loss                          $    (483)   $ (32,354)   $(101,719)   $ (24,613)   $ (17,782)
Preferred stock dividends            (8,050)      (8,050)      (8,050)      (8,050)      (4,070)
                                  ---------    ---------    ---------    ---------    ---------
Loss applicable to
 common shareholders              $  (8,533)   $ (40,404)   $(109,769)   $ (32,663)   $ (21,852)
                                  =========    =========    =========    =========    =========

Basic and diluted loss per
 common share                     $   (0.16)   $   (0.79)   $   (2.28)   $   (0.74)   $   (0.58)
                                  =========    =========    =========    =========    =========

Total assets                      $ 250,668    $ 268,393    $ 258,190    $ 344,582    $ 346,153
                                  =========    =========    =========    =========    =========

Long-term debt - Notes and
 contracts payable                $  22,136    $  38,208    $  36,104    $   1,960    $  50,009
                                  =========    =========    =========    =========    =========

Cash dividends per common share   $     - -    $     - -    $     - -    $     - -    $     - -
                                  =========    =========    =========    =========    =========

Cash dividends per preferred
 share                            $    3.50    $    3.50    $    3.50    $    3.50    $    1.77
                                  =========    =========    =========    =========    =========

Common shares issued             55,156,324   51,199,324   48,317,324   48,144,274   40,320,761

Shareholders of record               10,636       11,299       12,210       13,196       13,549

Employees                             1,202        1,254        1,259        1,204          919


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

Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements. Forward-looking statements involve risks and uncertainties, including the timely development of existing properties and reserves and future projects, the impact of metals prices and metals production volatility, changing market conditions and the regulatory environment and the other risks detailed below and elsewhere in this Form 10-K (see "Investment Considerations" of Part I, Item 1 of this Form 10-K) and from time to time, as necessary, in the Company's periodic reports filed with the Securities and Exchange Commission. As a result, actual results may differ materially from those projected or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements as circumstances change or develop.

The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1997. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1998, the Company expects to record income or (loss) in the range of $2.0 million income to a $(3.0) million loss after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1998. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual



--------------------
1     For  definitions  of  certain mining  terms  used  in  this description, see "Glossary of Certain Mining Terms" at the end of
Part I, Item 1 of this Form 10-K, page 42.

results  of  operations  for  1998  will  be  as  projected  (see
"Investment Considerations" of Part I, Item 1 of this Form 10-K).

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

At the Greens Creek silver mine in Alaska, full production levels were achieved in January 1997, following the recommencement of operations in July 1996. The Company holds a 29.73% interest in the mine through a joint venture with Kennecott Greens Creek Mining Company, the operator of the property.

On January 31, 1997, Great Lakes Minerals Inc. (Great Lakes) and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the Grouse Creek mine to Hecla. Great Lakes retained a 5% defined net proceeds interest in the property. The Company has assumed 100% of the interests and obligations associated with the property. As a result of the termination of the Grouse Creek joint venture, approximately $4.5 million in restricted cash was released and made available for general corporate purposes in the first quarter of 1997.

At the Grouse Creek mine, mining activities were completed by the end of April 1997. The milling operations were completed by the end of June 1997, and the mine and mill facilities were placed on a care-and-maintenance status. Limited reclamation activities commenced in the third quarter of 1997. Under U.S. Forest Service agreements, the care-and-maintenance period for the property can only extend to June 2000. On or before that date, either operations must recommence or the site must initiate final reclamation which involves the removal of existing buildings.

On April 2, 1997, the Idaho State Supreme Court reversed the previous decision by the Idaho District Court in the Star Phoenix Mining Company lawsuit which had found the Company liable for $10.0 million in compensatory damages and $10.0 million in punitive damages. As a result of the Supreme Court's decision, restricted investments totaling $10.0 million were released on May 6, 1997. On July 14, 1997, the Idaho Supreme Court denied Star Phoenix's request for a rehearing on certain portions of the

Court's April 2, 1997 opinion. As a result of the Court's denial, Star Phoenix has no further right of appeal.

At the Rosebud mine, in which the Company has a 50% interest and Newmont Gold Company holds the other 50% interest, the designed production capacity of 750 tons per day was achieved in the second half of March 1997. The mine is expected to produce approximately 50,000 to 60,000 ounces of gold annually for the Company's account over an estimated five years. In 1997, the mine produced approximately 47,000 ounces of gold and 169,000 ounces of silver for Hecla's account.

In May 1997, expenditures necessary to develop the Lucky Friday expansion project, located approximately 5,000 feet northwest of the Lucky Friday vein, were approved. The Company expended approximately $10.7 million in 1997 to develop the expansion area, which is anticipated to increase the Lucky Friday mine silver production to approximately 4.0 million ounces per year commencing in 1998. Full production levels from the Lucky Friday expansion project are expected to be attained by mid-1998. In 1998, the Company's capital expenditures for the project are expected to be approximately $6.3 million to $6.8 million.

In July 1997, the Company's wholly owned subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), voluntarily suspended shipments of ball clay to all animal feed manufacturers. Approximately 1% of K-T Clay's annual production of ball clay was used by animal feed manufacturers to prevent animal feed from clumping. The shipments were suspended as a result of discovery by the Food and Drug Administration of trace levels of dioxin of approximately three parts per trillion, found in a limited sampling of chickens. The source of the dioxin was traced to ball clay in feed. The FDA determined that there was no health risk, but as a precaution halted shipments to poultry producers and egg producers until they certified that the products were essentially dioxin-free. The Mine Safety Health Administration has cleared the Company from any issues associated with exposure to its employees at its plants. The Company's initial investigation indicated that dioxin may be an inherent characteristic of ball clays in general. The Company is cooperating fully with the federal agencies in this matter, and the Company does not believe there will be any long-term material impact on the Company's results of operations or financial condition from this matter. Although K-T Clay has complied with all laws and regulations applicable to the mining and marketing of these clay products, K-T Clay has received claims totaling approximately $5.0 million from third parties related to the discovery of trace elements of dioxin in the clay products. The Company believes that all such claims will be covered by K-T Clay's insurance.

In 1998, the Company expects to produce between 100,000 and 110,000 ounces of gold compared to actual 1997 gold production of approximately 174,000 ounces of gold. The 1998 estimated gold production includes 25,000 to 30,000 ounces from the Company's
La Choya mine, 55,000 to 60,000 ounces from the Company's interest in the Rosebud mine, and 20,000 ounces from the Company's interest in the Greens Creek mine and other sources. The Company's share of silver production for 1998 is expected to be between 7.0 and 7.6 million ounces compared to 1997 production of approximately 5.1 million ounces. The 1998 estimated silver production includes 3.8 to 4.2 million ounces from the Lucky Friday mine, 3.0 to 3.2 million ounces from the Company's interest in the Greens Creek mine and an additional 0.2 million ounces from other sources.

In 1997, the Company shipped approximately 1,026,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to decrease slightly in 1998 to approximately 1,024,000 tons. Additionally, the Company expects to ship approximately 1,027,000 cubic yards of landscape material from its MWCA-Mountain West Products division in 1998 compared to 891,000 cubic yards in 1997.

RESULTS OF OPERATIONS

1997 vs 1996
------------

The Company incurred a net loss of approximately $0.5 million ($0.01 per common share) in 1997 compared to a net loss of approximately $32.4 million ($0.63 per common share) in 1996. After payment of $8.1 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the
Company's loss applicable to common shareholders for 1997 was approximately $8.5 million, or $0.16 per common share compared to $40.4 million, or $0.79 per common share in 1996. The smaller loss in 1997 was due to various factors, the most significant of which were 1996 adjustments, totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments at the Grouse Creek and American Girl mines.

Sales of the Company's products increased by approximately $5.7 million, or 3.6%, in 1997 compared to 1996, principally due to increased sales totaling approximately $36.9 million, most notably from the Greens Creek mine, where operations recommenced in July 1996, and the Rosebud mine where operations commenced in April 1997. These factors were partially offset by decreased sales of approximately $31.2 million principally at the Grouse Creek mine where operations were completed in April 1997, decreased sales at the American Girl mine where operations were suspended in the fourth quarter of 1996, decreased sales at the La Choya mine principally the result of lower average gold prices and slightly lower production, decreased sales at MWCA-Mountain West Products division primarily due to unfavorable weather conditions during the selling season and resulting competitive pricing pressures in the 1997 period, decreased sales at the Lucky Friday mine principally due to decreased lead and silver prices, decreased sales at K-T Clay's Kaolin division due to increased competition and product substitution in export business to the fiberglass industry, and decreased sales at K-T Feldspar resulting from a weaker domestic ceramic market and losses to competition and substitute products.

Comparing  the  average metal prices for  1996  with  1997,  gold decreased 15% from $388 per ounce to $331 per ounce, silver decreased 5% from $5.18 per ounce to $4.90 per ounce, lead decreased 20% from $0.35 per pound to $0.28 per pound, and zinc increased 30% from $0.46 to $0.60 per pound. During 1997, the Company's realized gold price per ounce decreased 11% from $393 per ounce to $351 per ounce.

Cost of sales and other direct production costs decreased slightly from $126.9 million in 1996 to $126.7 million in 1997, primarily a result of (1) increased production costs of $13.8 million at the Greens Creek mine where operations recommenced in July 1996; (2) increased production costs of $7.4 million at the Rosebud mine, where operations commenced in April 1997; (3) increased production costs of $1.2 million at the Lucky Friday mine associated with increased production; and (4) production cost increases at MWCA-Colorado Aggregate division, K-T Clay Ball Clay division, and K-T Clay de Mexico in direct correlation to increased sales at these operations. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations of approximately $26.1 million. These decreases are primarily due to (1) decreased production costs at the Grouse Creek mine of $15.4 million due to the suspension of operations in April 1997; (2) decreased production costs at the American Girl mine of $8.6 million due to the suspension of operations in the fourth quarter of 1996; (3) decreased production costs at La Choya of $0.9 million, the result of lower production levels; and (4) decreased production costs at industrial minerals operations, including K-T Kaolin, K-T Feldspar, and MWCA-Mountain West Products division resulting from decreased sales volumes.

Cost of sales and other direct production costs as a percentage of sales improved from 80.2% in 1996 to 77.3% in 1997. The decrease is primarily due to the shutdown of the higher cost American Girl mine in late 1996, and the suspension of operations at the higher cost Grouse Creek mine in April 1997, as well as the addition of the lower cost Rosebud and Greens Creek mines.

Depreciation, depletion and amortization increased $0.6 million, or 2.7%, from 1996 to 1997 principally due to (1) Rosebud mine depreciation expense ($4.8 million) resulting from the commencement of operations in April 1997; (2) increased depreciation expense at the Greens Creek mine ($4.8 million) resulting from the recommencement of operations in July 1996; and

(3) increased depreciation expense at the Lucky Friday mine associated with increased production. These increases in depreciation, depletion and amortization were partially offset by decreases at (1) the La Choya mine ($6.0 million), the result of a lower depletion rate in 1997 attributable to the 1996 increase in total estimated recoverable ounces from the mine; (2) decreased depreciation expense at the Grouse Creek mine ($2.2 million) resulting from the 1996 write-down of the remaining carrying value of property, plant, and equipment; and (3) decreased depreciation expense at the American Girl mine ($1.3 million) resulting from the suspension of operations at the American Girl mine in late 1996.

Cash operating costs, total cash costs, and total production costs per gold ounce decreased from $273, $276, and $364 in 1996 to $166, $173, and $239 in 1997, respectively. The decreases in the cash operating, total cash and total production cost per gold ounce were mainly attributed to the suspension of operations at the higher cost American Girl and Grouse Creek mines, as well as the commencement of production at the lower cost Rosebud mine. The total production cost per ounce was also favorably impacted by the decreased depletion rate per ounce at the La Choya mine in 1997 compared to 1996.

Cash operating costs, total cash costs, and total production costs per silver ounce decreased from $4.24, $4.24, and $5.47 in 1996 to $3.58, $3.58, and $5.42 in 1997, respectively. The decreases in cash costs per ounce amounts were due primarily to recommencement of operations at the Greens Creek mine in July 1996, partially offset by increased per ounce costs at the Lucky Friday mine resulting from decreased lead by-product credits in the 1997 period. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of the production cost per ounce of silver.

Other operating expenses decreased by approximately $32.9 million, or 67.7%, from 1996 to 1997, due principally to a decrease in the provision for closed operations and environmental matters totaling $23.5 million, consisting of (a) the 1996 provision at the Grouse Creek mine ($22.5 million); (b) the 1996 provision for environmental matters within the Coeur d'Alene River Basin ($2.7 million); (c) a benefit from the American Girl mine in 1997 versus a provision in 1996 ($1.8 million); and (d) reductions in the provision for closed operations and environmental matters in 1997 at other properties, including Kirkland Lake ($0.8 million), Republic ($0.7 million), Buckhorn ($0.6 million), Star ($0.3 million), and Escalante ($0.2 million). These decreases in the provision were partly offset by increased provisions including (a) the receipt of $2.6 million in insurance proceeds in 1996 related to the remediation liability at Bunker Hill; and (b) increases in the provision for closed operations and environmental matters in

1997 at other properties including Grouse Creek ($1.8 million), Cactus ($0.7 million), Durita ($0.7 million), Yellow Pine ($0.3 million), and other idle properties ($0.2 million). Also, contributing to the decrease in other operating expenses was a decrease in reduction in carrying value of mining properties of $12.2 million, consisting of the Company's 1996 reduction in carrying value of the Company's interest in the American Girl mine ($7.6 million) and the Grouse Creek mine ($5.3 million), partly offset by the 1997 reduction in mining properties related to the Lisbon Valley joint venture, a uranium property ($0.5 million), and material and supplies inventory at the Grouse Creek mine ($0.2 million). These decreases were partially offset by increased exploration expenditures of $2.6 million, most notably at the La Jojoba ($1.6 million) and El Porvenir ($1.3 million) gold properties in Mexico, partly offset by other net exploration decreases of $0.3 million; and increased general and administrative expenses of $0.2 million.

Other income was approximately $0.9 million in 1997 compared to $6.0 million in 1996. The $5.1 million decrease was primarily due to (1) decreased interest and other income ($4.0 million), resulting principally from the 1996 gain on sale of a royalty interest in the Rosebud mine to Euro-Nevada ($2.5 million), 1996 gain on sale of the Apex mine ($1.0 million), 1996 sale of an interest in the Golden Eagle joint venture ($0.6 million), decreased interest income due to release of restricted investments in 1997 ($0.5 million), other 1996 gains on the sales of assets, including land in Coeur d'Alene ($0.6 million), partially offset by the 1997 gain on sale of an 8% interest in the Buckhorn joint venture, in Nevada, of $1.1 million; (2) increased net interest cost of $1.0 million; and (3) increased loss on investments of $0.4 million principally the result of a write-down of an investment in common stock. These decreases were partially offset by decreased miscellaneous expense in 1997 of $0.2 million. Total interest cost decreased $0.6 million in 1997, principally due to lower borrowings in 1997 under the Company's revolving and term loan facility. Capitalized interest costs decreased $1.6 million principally due to decreased capitalized interest costs associated with the Greens Creek development, the Rosebud mine which was completed in March 1997, and the American Girl mine, partly offset by increased capitalized interest at the Lucky Friday expansion project.

Income taxes reflect a provision of $1.9 million in 1997 compared to a provision of $0.7 million in 1996. The provision in 1997 primarily reflects the provisions for foreign income taxes as well as a provision for various state income taxes, partially offset by the carryback of certain various 1997 expenditures to reduce U.S. income taxes previously provided. The provision in 1996 primarily reflects the provisions for foreign income taxes as well as a provision for state income taxes, partially offset by the carryback of certain 1996 expenditures to reduce U.S. income taxes previously provided.

RESULTS OF OPERATIONS

1996 vs 1995
------------

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

Comparing the average metal prices for 1995 with 1996, gold increased by 1% from $384 per ounce to $388 per ounce, silver decreased slightly from $5.19 per ounce to $5.18 per ounce, lead increased by 21% from $0.29 per pound to $0.35 per pound, and zinc decreased slightly from $0.47 to $0.46 per pound. During 1996, the Company's realized gold price per ounce increased 1% from $388 per ounce to $393 per ounce.

Cost of sales and other direct production costs increased approximately $5.3 million, or 4.4%, in 1996 compared to 1995, primarily a result of (1) increased production costs of $6.9 million incurred at the industrial minerals operations which correlated to the increased sales volume at these operations; (2) increased production costs at the Lucky Friday mine totaling approximately $2.8 million due to increased mining costs and the nonrecurring 1995 receipt of $1.1 million in insurance proceeds related to an ore conveyance accident in August 1994; (3) increased costs at the La Choya mine of $1.2 million resulting from increased production at the mine; (4) increased costs at the American Girl mine of $0.5 million due to difficulties associated with mining in the Oro Cruz orebody, partially offset by reduced costs following the shutdown of operations in 1996; and (5) increased costs at Greens Creek where costs associated with the first shipment were recognized in the amount of $0.5 million. These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations, including (1) decreased costs associated with the Apex processing facility totaling $4.1 million resulting from the processing plant being sold in September 1995; (2) decreased costs at the Cactus mine totaling approximately $1.0 million associated with the completion of operations in 1995; (3) decreased costs at the Grouse Creek mine totaling $0.9 million is associated with the second quarter 1996 temporary shutdown of operations and the third quarter 1996 decision to suspend operations, as well as higher costs in 1995 associated with the start-up of operations; and (4) decreased operating costs at the Republic mine totaling approximately $0.6 million due to the completion of operations in February 1995.

Cost of sales and other direct production costs as a percentage of sales from products were constant at 80.2% in 1995 and 1996.

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

Cash operating costs, total cash costs, and total production costs per gold ounce decreased from $286, $288, and $398 in 1995 to $273, $276, and $364 in 1996, respectively. The decreases in the cash operating cost and total cash cost per ounce were primarily due to decreases in the cost per ounce amounts at the Grouse Creek and La Choya mines, offset by increased cost per ounce amounts at the American Girl mine. Total production costs per ounce decreased principally due to the decreased depreciation, depletion, and amortization expense at the Grouse Creek mine in 1996 which is the result of the 1995 carrying value adjustment, partially offset by increased total production cost per ounce at the American Girl mine.

Cash operating costs, total cash costs, and total production costs per silver ounce decreased from $4.57, $4.57, and $5.76 in 1995 to $4.24, $4.24, and $5.47 in 1996, respectively. The decreases in the cost per silver ounce were due primarily to increased by-product production and prices, principally lead, in the 1996 period at the Lucky Friday mine. Lead and zinc are by-products at the Lucky Friday mine, the net revenues of which are deducted from production costs in the calculation of production cost per silver ounce.

Other operating expenses decreased by approximately $68.8 million, or 58.6%, from 1995 to 1996, due principally to (1) the decreased reduction in carrying value of mining properties of $84.5 million, consisting of the Company's 1995 reduction in carrying value of the Company's interest in the Grouse Creek mine ($97.0 million) and the Company's interest in the ConSil Corp.'s Silver Summit mine ($0.4 million), partly offset by the 1996 reductions in carrying values of mining properties at the American Girl mine totaling approximately $7.6 million and the
Grouse Creek mine totaling approximately $5.3 million; and (2) decreased exploration expenditures of approximately $2.3 million. These decreases were partially offset by an $18.2 million increase in provision for closed operations and environmental matters, consisting of (1) the 1996 provision for the Grouse Creek mine totaling approximately $22.5 million; (2) the increased 1996 provision over the 1995 provision for remediation costs associated with the Coeur d'Alene River Basin of $2.4 million; (3) the American Girl mine closure cost accrual of $0.3 million in 1996; and (4) provision for environmental matters at the Company's former Yellow Pine mine of $0.2 million, partially offset by (1) the 1995 provision totaling $3.4 million for the Bunker Hill Superfund Site; (2) receipt of $2.6 million in insurance proceeds in 1996 related to the remediation liability at Bunker Hill; and (3) decreased expenditures at the closed Star Unit Area of $1.2 million primarily due to timber sale proceeds of $0.9 million.

Other income was approximately $6.0 million in 1996 compared to $9.4 million in 1995. The $3.4 million decrease was primarily due to (1) decreased gains on investments of $3.2 million due to the nonrecurring sale of certain common stock investments in 1995; (2) increased net interest cost of $0.3 million; and (3) increased miscellaneous expense in 1996 compared to 1995, the impact of which was $0.5 million. These decreases were partially offset by increased interest and other income in 1996 over 1995 totaling $0.5 million. Total interest cost increased $1.1 million in 1996, principally due to higher borrowings in 1996 under the Company's revolving and term loan facility. Capitalized interest costs increased $0.8 million principally due to capitalized interest costs associated with the Greens Creek development, the Rosebud project, the Lucky Friday expansion project, and development at the American Girl's Oro Cruz orebody.

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

FINANCIAL CONDITION AND LIQUIDITY

A substantial portion of the Company's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond the Company's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profitability and liquidity of the Company. The Company is subject to many of the same inflationary pressures as the U.S. economy in general. The Company continues to implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that the Company may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by the Company have a much greater impact than inflation on the Company's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements, and other property transactions can have a significant impact on the need for capital (see "Investment Considerations" in Part I, Item 1 of this Form 10-K).

At December 31, 1997, assets totaled approximately $250.7 million and shareholders' equity totaled approximately $160.3 million. Cash and cash equivalents decreased by $3.4 million to $3.8 million at December 31, 1997, from $7.2 million at the end of 1996. Operating activities provided $6.0 million of cash during 1997. The primary sources of cash were from the La Choya mine, the Rosebud mine, the Greens Creek mine, and the Company's industrial minerals operations. Partially offsetting these sources were (1) decreases, totaling $11.8 million, in accrued reclamation and other noncurrent liabilities principally for reclamation and closure activities at the Grouse Creek mine, the Bunker Hill

Superfund Site, the Coeur d'Alene River Basin, the Republic mine, the American Girl mine, and the Durita site; (2) decreased accounts payable and accrued expenses totaling approximately $4.8 million, most notably at the Grouse Creek mine, K-T Kaolin, the Rosebud mine, MWCA-Mountain West Products division, and the Greens Creek mine. Principal noncash charges included in operating activities include (1) depreciation, depletion, and amortization costs of approximately $21.3 million; (2) provisions for reclamation, holding, severance, and closure costs of approximately $1.3 million; and (3) adjustments for reduction in the carrying value of mining properties totaling approximately $0.7 million.

The  Company's  investing activities used $8.7  million  of  cash during 1997. The most significant uses of cash were $24.8 million for properties, plants, and equipment additions described below and the purchase of investments and increase in cash surrender value of life insurance of $1.2 million. These uses were partially offset by (1) the release of $13.8 million in restricted assets (including the $10.0 million surety collateral on the Star Phoenix judgement which was reversed in 1997, and the release of restricted investments at Grouse Creek resulting from the termination of the Grouse Creek joint venture); and (2) proceeds from sales of assets ($1.9 million). During 1997, the most significant asset additions were $11.2 million at the Lucky Friday mine, $6.0 million at the Rosebud mine, $3.6 million at the industrial minerals operations, and $2.3 million at the Greens Creek mine.

During 1997, $0.7 million of cash was used by financing activities. The major uses of cash were (1) repayments on long-term debt of $73.7 million; and (2) payment of preferred stock dividends of $8.1 million. These uses of cash were partially offset by sources of cash including (1) borrowings on long-term debt of $57.6 million; and (2) proceeds totaling approximately $23.4 million from the issuance of 3.950 million common shares in an underwritten offering completed in February 1997.

The Company currently estimates that 1998 capital expenditures will be between $12.6 million and $13.8 million, including $0.6 million of capitalized interest. These expenditures, excluding capitalized interest, consist primarily of (1) development expenditures at the Lucky Friday expansion project ($6.3-$6.8 million), the Company's share of capital expenditures at the Greens Creek mine ($3.9-$4.2 million), industrial minerals capital expenditures ($1.6-$2.0 million); and (2) capital expenditures at other operating locations ($0.2 million). These planned capital expenditures will depend, in large part, on the Company's ability to obtain the required funds from operating activities, and amounts available under its revolving and term loan credit facility. There can be no assurance that actual capitalized expenditures will be as projected based upon the uncertainties associated with the estimates for capital projects and the Company's ability to generate adequate funding for the projected capital expenditures.

The Company's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that the Company's joint venture partners will not default with respect to their respective portions of development costs and capital expenditures.

Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, the Company can, at its option, offer and sell debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. In February 1997, the Company issued 3.950 million shares of its common stock to facilitate the funding of the Company's capital expenditure requirements. To date, the Company has issued $48.4 million of the Company's common shares under the Registration Statement. The Company used $23.0 million of the February 1997 net proceeds of approximately $23.4 million from the sale of its common shares to initially pay down debt under its existing revolving and term loan credit facility, thus increasing its borrowing capacity under the facility.

On July 30, 1997, the Company issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The net proceeds of approximately $9.6 million from the issuance were initially used to pay down debt under the Company's existing revolving and term loan credit facility.

On August 11, 1997, the Company entered into a new revolving and term loan credit facility (Bank Agreement). Under the terms of the Bank Agreement, the Company may borrow up to $55.0 million on a revolving credit basis through July 31, 2000. Repayments will be made in eight quarterly installments beginning October 31, 2000. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests, for which the Company was in compliance at December 31, 1997. Amounts available under the Bank Agreement are based on a defined debt to cash flow test. As of December 31, 1997, the Company had borrowings of $21.8 million (including $9.8 million in solid waste disposal revenue bonds discussed above) and the ability to borrow the remaining $33.2 million under the facility. The interest rate for borrowings under the Bank Agreement as of December 31, 1997 was 7.355%.

The Company's planned net environmental and reclamation expenditures for 1998 are expected to total $6.9 million, principally for environmental and reclamation activities at the Bunker Hill Superfund Site, the Coeur d'Alene River Basin, and Grouse Creek, Yellow Pine, Cactus, and Republic properties.

Exploration  expenditures  for 1998 are  currently  estimated  to
total  $3.9  million.   The Company's exploration  strategy  will
focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties, as well as grass-roots and advanced stage projects. Accordingly, 1998 domestic exploration expenditures will be incurred principally at the
Greens  Creek,  Rosebud,  and Lucky Friday  properties.   Foreign
exploration efforts in 1998 will center primarily on targets in Mexico and South America.

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

At December 31, 1997, the Company had forward sales commitments through June 30, 1999, for 17,000 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $931,000 at December 31, 1997. The London Initial gold price at year end was $289 per ounce. Additionally, at December 31, 1997, the Company had forward sales commitments through December 31, 1998, for 2,160,000 ounces of silver at an average price of $5.68. If the Company's forward silver sales commitments were closed on December 31, 1997, the Company's estimated cost to terminate these commitments was approximately $701,000. The Handy & Harman silver price at year end was $5.95. The nature and purpose of these forward sales contracts, however, does not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges at December 31, 1997.

The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000 problem," which is common to many corporations, and concerns the inability of information systems, primarily computer software programs, to recognize and process date-sensitive information properly as the Year 2000 approaches. Evaluation of the Company's primary accounting system for the Year 2000 problem has been completed, and changes to the programs began in 1997 that are anticipated to be completed by the end of 1998. An internal study is currently under way to determine the full scope and related costs of the Year 2000 problem with respect to other systems the Company maintains to ensure that the Company's systems continue to meet its internal needs and those of its customers. As a part of the internal study, the Company will also address evaluation of key vendors and customers to determine the impact, if any, on the Company's business. The internal study and the resulting work requirements of the study are expected to be completed by the end of 1998, although, there can be no assurance that all steps will be completed in a timely manner, until the full scope of the Year 2000 problem is evaluated. The Company currently does not believe that the Year 2000 problem will have a material impact on the Company's financial condition or results of operations. The Company currently estimates that the cost of evaluating and correcting Year 2000 problems will be in the range of $180,000 to $225,000, although the ultimate amount may be greater depending on the results of the aforementioned internal study.

In November 1994, the Company entered into a court-approved Consent Decree requiring the Company and certain other mining companies to undertake specific remediation work with respect to the Bunker Hill Superfund Site in northern Idaho. At December 31, 1997, the Company's allowance for Bunker Hill Superfund Site remedial action costs was approximately $7.3 million, which the Company believes is adequate based on current estimates of aggregate costs.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see Note 6 of Consolidated Financial Statements). Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these suits and proceedings will not have a material adverse effect on the results of operations or financial condition of the Company and its subsidiaries.

OTHER MATTERS

In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaced the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted the provisions of SFAS 128 in 1997, and all prior period EPS calculations have been restated to conform with SFAS 128. Due to the losses in 1997, 1996, and 1995, common stock equivalents were excluded from the calculation of primary EPS as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and primary EPS in 1997, 1996, and 1995, and there is no difference between basic and diluted EPS in any of these three years.

In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the Company's presentation of its financial statements.

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about its operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the presentation of the Company's operating segments.

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURE  ABOUT  MARKET
          RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.


                    SELECTED QUARTERLY DATA

      (dollars in thousands except for per-share amounts)



                               First    Second     Third    Fourth
1997:                         Quarter   Quarter   Quarter   Quarter     Total
----                          --------  --------  --------  --------  ---------

Sales of products             $ 42,456  $ 46,069  $ 41,204  $ 34,219  $ 163,948
Gross profit                  $  4,178  $  6,784  $  5,438  $   (203) $  16,197
Net income (loss)             $    518  $  3,054  $    935  $ (4,990) $    (483)
Preferred stock dividends     $ (2,012) $ (2,013) $ (2,013) $ (2,012) $  (8,050)
Income (loss) applicable to
 common shareholders          $ (1,494) $  1,041  $ (1,078) $ (7,002) $  (8,533)
Basic and diluted income
  (loss) per common share     $  (0.03) $   0.02  $  (0.02) $  (0.13) $   (0.16)


1996:
----

Sales of products             $ 42,947  $ 40,523  $ 37,662  $ 37,120  $ 158,252
Gross profit                  $  3,935  $  3,028  $  2,360  $  1,600  $  10,923
Net income (loss)             $  1,475  $  2,801  $(36,765) $    135  $ (32,354)
Preferred stock dividends     $ (2,012) $ (2,013) $ (2,013) $ (2,012) $  (8,050)
Income (loss) applicable to
 common shareholders          $   (537) $    788  $(38,778) $ (1,877) $ (40,404)
Basic and diluted income
(loss) per common share       $  (0.01) $   0.02  $  (0.76) $  (0.04) $   (0.79)


ITEM 9.   CHANGES   AND   DISAGREEMENTS   WITH   ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 8, 1998 (the Proxy Statement), which information is incorporated herein by reference. Information with respect to executive officers of the Company is set forth as follows:

                         Age at
                         May 8,
           Name           1998      Position and Term Served
     -----------------   ------  --------------------------------
     William  B. Booth     47    Vice   President - Investor  and
                                 Public  Affairs since May  1994;
                                 various administrative functions
                                 with  the Company since December
                                 1985.

     Arthur Brown          57    Chairman since  June 1987; Chief
                                 Executive  Officer   since   May
                                 1987;  President since May 1986.

     J. Gary Childress     50    Vice    President  -  Industrial
                                 Minerals  since  February  1994;
                                 President and General Manager of
                                 Kentucky-Tennessee  Clay Company
                                 from 1987 to 1994.

     George R. Johnson     49    Vice  President  - Metal  Mining
                                 since  1996;  Manager of  Opera-
                                 tions  - Metal  Mining from 1990
                                 to 1996; Senior Project Engineer
                                 from 1989 to 1990.

     Roger A. Kauffman     54    Executive  Vice  President   and
                                 Chief  Operating  Officer  since
                                 June  1996; President and  Chief
                                 Operating  Officer of Amax  Gold
                                 from  1994  to 1996;  previously
                                 employed  with the Company  from
                                 1985  to  1994 serving  as  Vice
                                 President - Industrial  Minerals
                                 from 1986 to 1994.

                         Age at
                         May 8,
           Name           1998      Position and Term Served
----------------------   ------  --------------------------------

     Jon  T.  Langstaff    61    Vice President - Human Resources
                                 since    May   1995;   Personnel
                                 Manager from 1982 to 1995.

     John  P.  Stilwell    45    Vice President - Chief Financial
                                 Officer  since May  1996;  Chief
                                 Financial  Officer and Treasurer
                                 from  May 1996 to May 1997; Vice
                                 President    -    Finance    and
                                 Treasurer May 1994 to May  1996;
                                 Treasurer since June 1991.

     Michael  B. White     47    Vice President - General Counsel
                                 and  Secretary since  May  1992;
                                 Secretary  since November  1991;
                                 General Counsel since June 1986.

     David  F.  Wolfe      54    Treasurer     since   May  1997;
                                 Manager   of   Precious   Metals
                                 Marketing  since 1993; Assistant
                                 Treasurer  from June 1985 to May
                                 1997.

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

     (a)(2)   Financial Statement Schedules

              See Index to Financial Statements on Page F-1

     (a)(3)   Exhibits

              See Exhibit Index following the financial statements

     (b)      Reports on Form 8-K

              None

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 1998.

                              HECLA MINING COMPANY

                              By   /s/ Arthur Brown
                                 --------------------------------
                                   Arthur Brown, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Arthur Brown        3/9/98     /s/ Theodore Crumley     3/9/98
-------------------------------    --------------------------------
Arthur Brown              Date     Theodore Crumley           Date
Chairman and Director              Director
(principal executive officer)

 /s/ Stanley E. Hilbert  3/9/98     /s/ Leland O. Erdahl     3/9/98
-------------------------------    --------------------------------
Stanley E. Hilbert        Date     Leland O. Erdahl           Date
Corporate Controller               Director
(principal accounting officer)

 /s/ John P. Stilwell    3/9/98     /s/ Charles L. McAlpine  3/9/98
-------------------------------    --------------------------------
John P. Stilwell          Date     Charles L. McAlpine        Date
Vice President - Chief Financial   Director
Officer (principal financial
     officer)

 /s/ John E. Clute       3/9/98     /s/ Thomas J. O'Neil     3/9/98
-------------------------------    --------------------------------
John E. Clute             Date     Thomas J. O'Neil           Date
Director                           Director

 /s/ Joe Coors, Jr.      3/9/98     /s/ Jorge E. Ordonez     3/9/98
-------------------------------    --------------------------------
Joe Coors, Jr.            Date     Jorge E. Ordonez           Date
Director                           Director

 /s/ Paul A. Redmond     3/9/98
-------------------------------
Paul A. Redmond           Date
Director

                  INDEX TO FINANCIAL STATEMENTS




                                                      Page
                                                      ----
Financial Statements
--------------------

  Report of Independent Accountants                   F-2

  Consolidated Balance Sheets at December 31,
    1997 and 1996                                     F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 1997, 1996 and 1995      F-4

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1997, 1996 and 1995      F-5

  Consolidated Statements of Changes in
    Shareholders' Equity for the Years Ended
    December 31, 1997, 1996 and 1995                  F-6

  Notes to Consolidated Financial Statements          F-7 to F-34


Financial Statement Schedules*
-----------------------------

*Financial statement schedules
 have been omitted as not applicable

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

The Board of Directors and Shareholders
Hecla Mining Company

     We have audited the accompanying consolidated balance sheets of Hecla Mining Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hecla Mining Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for environmental remediation liabilities in 1996 and impairment of long-lived assets in 1995.



/s/ COOPERS & LYBRAND L.L.P.

Spokane, Washington

February 5, 1998

              HECLA MINING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                     (dollars in thousands)
                           ----------

                             ASSETS
                                                                         December 31,
                                                                  -------------------------
                                                                    1997            1996
                                                                  ---------       ---------
Current assets
 Cash and cash equivalents                                        $   3,794       $   7,159
 Accounts and notes receivable                                       24,445          24,168
 Income tax refund receivable                                           793           1,262
 Inventories                                                         22,116          22,879
 Other current assets                                                 1,416           2,284
                                                                  ---------       ---------
      Total current assets                                           52,564          57,752
Investments                                                           2,521           1,723
Restricted investments                                                7,926          21,771
Properties, plants and equipment, net                               180,037         177,755
Other noncurrent assets                                               7,620           9,392
                                                                  ---------       ---------
      Total assets                                                $ 250,668       $ 268,393
                                                                  =========       =========

                          LIABILITIES

Current liabilities
 Accounts payable and accrued expenses                            $  12,590       $  17,377
 Accrued payroll and related benefits                                 2,436           3,232
 Preferred stock dividends payable                                    2,012           2,012
 Accrued taxes                                                        1,016           1,427
 Accrued reclamation and closure costs                                6,914           8,664
                                                                  ---------       ---------
      Total current liabilities                                      24,968          32,712
Deferred income taxes                                                   300             359
Long-term debt                                                       22,136          38,208
Accrued reclamation and closure costs                                34,406          45,953
Other noncurrent liabilities                                          8,518           5,653
                                                                  ---------       ---------
      Total liabilities                                              90,328         122,885
                                                                  ---------       ---------

COMMITMENTS AND CONTINGENCIES (NOTES 1, 2, 3 AND 6)

                      SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
 issued and outstanding - 2,300,000 shares,
 liquidation preference $117,012                                        575             575
Common stock, $0.25 par value, authorized 100,000,000 shares;
 issued 1997 - 55,156,324 shares, issued
 1996 - 51,199,324 shares                                            13,789          12,800
Capital surplus                                                     373,966         351,559
Accumulated deficit                                                (222,143)       (213,610)
Net unrealized loss on investments                                      (63)            (32)
Foreign currency translation adjustment                              (4,898)         (4,898)
Less treasury stock, at cost; 1997 - 62,089 common
 shares, 1996 - 62,085 common shares                                   (886)           (886)
                                                                  ---------       ---------
      Total shareholders' equity                                    160,340         145,508
                                                                  ---------       ---------
       Total  liabilities and shareholders' equity                $ 250,668       $ 268,393
                                                                  =========       =========


 The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

   (dollars and shares in thousands, except per share amounts)

                          ------------

                                                           Year Ended December 31,
                                                    ------------------------------------
                                                       1997         1996         1995
                                                    ----------   ----------   ----------
Sales of products                                   $  163,948   $  158,252   $  151,615
                                                    ----------   ----------   ----------

Cost of sales and other direct production costs        126,742      126,878      121,546
Depreciation, depletion and amortization                21,009       20,451       23,462
                                                    ----------   ----------   ----------
                                                       147,751      147,329      145,008
                                                    ----------   ----------   ----------

   Gross profit                                         16,197       10,923        6,607
                                                    ----------   ----------   ----------

Other operating expenses
  General and administrative                             7,976        7,745        7,950
  Exploration                                            7,422        4,843        7,109
  Depreciation and amortization                            311          338          367
  Provision for (benefit from) closed operations
   and environmental matters                              (724)      22,806        4,615
  Reduction in carrying value of mining properties         715       12,902       97,387
                                                    ----------   ----------   ----------
                                                        15,700       48,634      117,428
                                                    ----------   ----------   ----------
       Income (loss) from operations                       497      (37,711)    (110,821)
                                                    ----------   ----------   ----------

Other income (expense)
  Interest and other income                              4,621        8,630        8,089
  Miscellaneous expense                                 (1,643)      (1,870)      (1,403)
  Gain (loss) on investments                              (405)         (28)       3,169
  Interest expense:
   Interest costs                                       (2,462)      (3,058)      (1,960)
   Less amount capitalized                                 806        2,360        1,516
                                                    ----------   ----------   ----------
                                                           917        6,034        9,411
                                                    ----------   ----------   ----------

Income (loss) before income taxes                        1,414      (31,677)    (101,410)
Income tax provision                                    (1,897)        (677)        (309)
                                                    ----------   ----------   ----------
Net loss                                                  (483)     (32,354)    (101,719)
Preferred stock dividends                               (8,050)      (8,050)      (8,050)
                                                    ----------   ----------   ----------

Loss applicable to common shareholders              $   (8,533)  $  (40,404)  $  109,769)
                                                    ==========   ==========   ==========

Basic and diluted loss per common share              $   (0.16)   $   (0.79)   $   (2.28)
                                                     =========    =========    =========

Weighted average number of common shares outstanding    54,763       51,133       48,192
                                                       =======      =======      =======



 The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                         --------------

                                                                     Year Ended December 31,
                                                            -------------------------------------------
                                                                1997            1996            1995
                                                            -----------     -----------     -----------
Operating activities
 Net loss                                                   $      (483)    $   (32,354)    $  (101,719)
 Noncash elements included in net loss
   Depreciation, depletion and amortization                      21,320          20,789          23,829
   Gain on disposition of properties, plants
    and equipment                                                (1,111)           (706)         (3,417)
   (Gain) loss on investments                                       405              28          (3,169)
   Reduction in carrying value of mining properties                 715          12,902          97,387
   Provision for reclamation and closure costs                    1,341          28,284           8,071
 Change in
   Accounts and notes receivable                                   (277)            192            (849)
   Income tax refund receivable                                     469            (525)           (490)
   Inventories                                                      548          (4,239)         (2,299)
   Other current assets                                             868            (479)           (441)
   Accounts payable and accrued expenses                         (4,787)          3,232             575
   Accrued payroll and related benefits                            (796)             15             493
   Accrued taxes                                                   (411)            385             117
    Accrued reclamation and other noncurrent liabilities        (11,772)         (5,210)         (6,326)
                                                            -----------     -----------     -----------
 Net cash provided by operating activities                        6,029          22,314          11,762
                                                            -----------     -----------     -----------

Investing activities
 Additions to properties, plants and equipment                  (24,794)        (33,731)        (45,308)
 Proceeds from disposition of properties, plants
   and equipment                                                  1,872           3,641           3,822
 Proceeds from sale of investments                                  - -             130           5,196
 Decrease (increase) in restricted investments                   13,845          (4,368)         (2,758)
 Purchase of investments and change in cash surrender
   value of life insurance, net                                  (1,233)           (726)         (1,047)
 Other, net                                                       1,642            (480)         (2,407)
                                                            -----------     -----------     -----------
  Net cash used by investing activities                          (8,668)        (35,534)        (42,502)
                                                            -----------     -----------     -----------

Financing activities
 Common stock issued under stock option plans
   and warrants                                                     - -             - -           1,335
 Issuance of common stock, net of offering costs                 23,396          21,928             - -
 Dividends on preferred stock                                    (8,050)         (8,050)         (8,050)
 Borrowings, net of repayments,
   against cash surrender value of life insurance                   - -             801             - -
 Borrowing on long-term debt                                     57,601          51,631          48,000
 Repayment on long-term debt                                    (73,673)        (48,918)        (13,856)
                                                            -----------     -----------     -----------
 Net cash provided (used) by financing activities                  (726)         17,392          27,429
                                                            -----------     -----------     -----------
Change in cash and cash equivalents
 Net increase (decrease) in cash and cash equivalents            (3,365)          4,172          (3,311)
 Cash and cash equivalents at beginning of year                   7,159           2,987           6,298
                                                            -----------     -----------     -----------
 Cash and cash equivalents at end of year                   $     3,794     $     7,159     $     2,987
                                                            ===========     ===========     ===========

Supplemental disclosure of cash flow information
 Cash paid during year for:
   Interest, net of amount capitalized                      $       912     $       249     $      (136)
                                                            ===========     ===========     ===========
   Income tax payments, net of refunds                      $       333     $       148     $       216
                                                            ===========     ===========     ===========

SEE NOTE 3 FOR NONCASH INVESTING AND FINANCING ACTIVITIES.

 The accompanying notes are an integral part of the consolidated financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             For the Years Ended December 31, 1997, 1996 and 1995

          (dollars and shares in thousands, except per share amounts)
                                ---------------

                                                                                       Unrealized     Foreign
                                                                                          Gain        Currency
                             Preferred Stock    Common Stock      Capital  Accumulated   (Loss) on    Translation  Treasury
                             ----------------------------------
                             Shares   Amount   Shares   Amount    Surplus    Deficit    Investments   Adjustment     Stock
                             -------  -------  -------  -------   -------  -----------  -----------   -----------  --------
Balances, December 31, 1994   2,300   $  575   48,144   $ 12,036  $328,995  $ (63,437)  $  3,396      $  (3,158)    $  (889)
 Net loss                                                                    (101,719)
 Preferred stock dividends
   ($3.50 per share)                                                           (8,050)
 Stock issued under stock
   option plans and exercise
   of warrants                                    166         41     1,294
 Stock issued to directors                          7          2        63
 Net change in unrealized
   loss on investments                                                                    (3,296)
 Net change in foreign
   currency translation
   adjustment                                                                                            (1,740)
 Treasury stock issued                                                                                                    3
                              -----   ------   ------   --------  --------  ---------   --------      ---------     -------

Balances, December 31, 1995   2,300      575   48,317     12,079   330,352   (173,206)       100         (4,898)       (886)
 Net loss                                                                     (32,354)
 Preferred stock dividends
   ($3.50 per share)                                                           (8,050)
 Stock issued for cash,
   net of issuance costs                        2,875        719    21,154
 Stock issued to directors                          7          2        53
 Net change in unrealized
   loss on investments                                                                      (132)
                              -----   ------   ------   --------  --------  ---------   --------      ---------     -------

Balances, December 31, 1996   2,300      575   51,199     12,800   351,559   (213,610)       (32)        (4,898)       (886)
 Net loss                                                                        (483)
 Preferred stock dividends
   ($3.50 per share)                                                           (8,050)
 Stock issued for cash,
   net of issuance costs                        3,950        987    22,368
 Stock issued to directors                          7          2        39
 Net change in unrealized
   loss on investments                                                                       (31)
                             ------   ------   ------   --------  --------  ---------   --------      ---------     -------

Balances, December 31, 1997   2,300   $  575   55,156   $ 13,789  $373,966  $(222,143)  $    (63)     $  (4,898)    $  (886)
                             ======   ======   ======   ========  ========  =========   ========      =========     =======





   The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           ----------

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

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

Sales   to   significant   metals  customers,  as   a   percentage   of   total
sales of metals, were as follows:

                              1997           1996           1995
                              ----           ----           ----

  Customer A                  30.1%          31.2%          30.6%
  Customer B                  19.8%          29.5%          32.8%
  Customer C                  12.8%          16.0%           8.2%
  Customer D                   1.3%           7.5%          11.6%

During   1997,   1996,   and  1995,  the  Company   sold   23.8%,   10.8%   and
7.2%, respectively, of its products to companies in foreign countries. Significant export sales, as a percentage of total sales to foreign countries, were as follows:

                              1997           1996           1995
                              ----           ----           ----

  Canada                      28.2%          27.7%          26.2%
  Mexico                      17.8%          32.9%          42.7%
  Belgium                     13.6%            - -            - -
  Japan                       13.4%           2.3%           1.0%
  England                     11.4%           5.6%           0.2%

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with institutions of high credit-worthiness. At times such investments may be in excess of the federal insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

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

Restricted investments held at December 31, 1997 and 1996, primarily represent investments in money market funds and U.S. Treasury securities. These investments are or were restricted for reclamation funding, as well as reclamation surety bond and appeal bond collateral requirements.

E. PROPERTIES, PLANTS AND EQUIPMENT -- Properties, plants and equipment are stated at the lower of cost or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Betterments of a major nature are capitalized. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are
carried   at   the   lower   of   net   carrying   value   or   estimated   net
realizable value.

Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. These reviews consider, among other factors, (1) the net realizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value;
(2)   the   ability   of  the  Company  to  fund  all  care,  maintenance   and
standby costs; (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortization is appropriate; and (4) current estimates of metal prices that affect the decision to reopen or make a disposition of the assets. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed ore bodies, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved. Effective January 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). The adoption of SFAS 121 had no
material    impact    on    the   Company's   results    of    operations    or
financial condition.

Management's estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in various projects. Although management has made its best estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term
which   could   adversely   affect   management's   estimate   of   net    cash
flows expected to be generated from its operating properties and the need for asset impairment write-downs.

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

In   1996,   the   American   Institute   of   Certified   Public   Accountants
issued Statement of Postion 96-1, "Environmental Remediation Liabilities" (SOP 96-1). The Company adopted the provisions of SOP 96-1 during 1996. The adoption of the provisions of SOP 96-1 had no material effect on the results of operations or financial condition of the Company.

It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation could change materially in the future. The Company periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has potentially changed.

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

J.     BASIC   AND  DILUTED  LOSS  PER  COMMON  SHARE  --  In  February   1997,
Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 established standards
for    computing    and    presenting   earnings   per    share    (EPS)    and
simplifies the existing standards. This standard replaced the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted the provisions of SFAS 128 in
1997, and all prior period EPS calculations have been restated to conform with SFAS 128. Due to the losses in 1997, 1996, and 1995, common stock equivalents were excluded from the calculation of primary EPS as they were antidilutive. Therefore, there was no difference in the calculation of basic and primary EPS in 1997, 1996, and 1995, and there is no difference between basic and diluted EPS in any of these three years.

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

N. FOREIGN CURRENCY TRANSLATION -- The Company operates in Mexico with its two wholly owned subsidiaries: Minera Hecla, S.A. de C.V. (Minera Hecla) and K-T Clay de Mexico, S.A. de C.V.
(K-T Mexico). The functional currency for Minera Hecla and K-T Mexico is the U.S. dollar. Accordingly, the Company translates the monetary assets and liabilities of both subsidiaries at the year-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are reflected in the net loss for the period.

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

O. RISK MANAGEMENT CONTRACTS -- In the normal course of its business, the Company uses derivative commodity instruments to manage its exposure to fluctuations in the prices of certain metals which it produces. The Company does not hold or issue derivative instruments for trading purposes.

The   Company   uses  forward  sales  and  commodity  put  and   call   options
to hedge anticipated sales of certain metal products it produces. The Company also utilizes forward contracts to sell its unhedged production of metal products.

The    Company   accounts   for   commodity   put   and   call    options    by
deferring   any   gains   and   losses,  and  the   related   costs   paid   or
premium received, for contracts which hedge the sales prices of commodities until the hedged position is settled. Gains and losses, and the related costs paid or premiums received are included in sales at the time of settlement. The Company recognizes revenue on forward sales contracts designated as hedges at the time the Company matches specific production to a forward contract, or upon settlement of the net position in cash. In the case of matching specific production to a contract, the revenue may be recognized in a period prior to the receipt of cash, in which case a receivable is established for the expected receipt, although this time period is typically less than two months. Specific criteria required for commodity put and call options and forward sales contracts accounting include the Company's ability to produce the underlying commodity prior to the contract settlement date, the existence of price risk associated with the underlying commodity, the designation of the transaction at the time the contract is entered into as a hedge
against    price   volatility,   and   whether   this   type   of   transaction
effectively   reduces   the   price  risk  associated   with   the   underlying
commodity.

The Company also uses forward contracts as a means to sell available production. Revenue from these contracts is recognized at the time the contracts are entered into, with a corresponding receivable, as the commodity has already been produced and is available for delivery. Upon delivery of the underlying commodity on the settlement date, cash is received from the sale.
The only criterion for utilizing this method is the availability of produced metal at the time the contract is entered into.

P. ACCOUNTING FOR STOCK OPTIONS -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee
compensation   plans.   SFAS  123  encourages   all   entities   to   adopt   a
fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted only the disclosure provisions of SFAS 123 in 1996.

Q.     COMPREHENSIVE   INCOME  --  In  June  1997,   Statement   of   Financial
Accounting   Standards   No.   130   (SFAS   130),   "Comprehensive    Income,"
was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set
of   general   purpose   financial   statements.    SFAS   130   is   effective
for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the Company's presentation of its financial statements.

NOTE 2:  INVENTORIES

Inventories consist of the following (in thousands):

                                                             December 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
    Concentrates, bullion, metals in transit
       and other products                                $  4,773   $  4,839
    Industrial minerals products                            9,230      8,902
    Materials and supplies                                  8,113      9,138
                                                         --------   --------
                                                         $ 22,116   $ 22,879
                                                         ========   ========

At December 31, 1997, the Company had forward sales commitments through June 30, 1999 for 17,000 ounces of gold at an average price of $354 per ounce and forward sales commitments through December 31, 1998, for 2,160,000 ounces of silver at an average price of $5.68 per ounce. All of the aforementioned contracts are designated as hedges at December 31, 1997. The Company is exposed to certain losses, generally the amount by which the
contract   price   exceeds   the   spot  price   of   a   commodity,   in   the
event of nonperformance by the counterparties to these agreements. The London Initial gold price at December 31, 1997 was $289 per ounce. The Handy & Harman silver price at December 31, 1997, was $5.95 per ounce.

NOTE 3:  PROPERTIES, PLANTS AND EQUIPMENT

The   major   components   of  properties,  plants  and   equipment   are   (in
thousands):

                                                 December 31,
                                             --------------------
                                               1997       1996
                                             ---------  ---------

    Mining properties                        $  51,079  $  39,893
    Development costs                           98,558     99,659
    Plants and equipment                       249,534    246,091
    Land                                         6,158      6,142
                                             ---------  ---------
                                               405,329    391,785
    Less accumulated depreciation,
       depletion and amortization              225,292    214,030
                                             ---------  ---------
    Net carrying value                       $ 180,037  $ 177,755
                                             =========  =========

In   the   fourth   quarter  of  1997,  as  a  result  of  the  expiration   of
the underlying lease agreement, the Company recorded an adjustment, totaling $0.5 million, to reduce the carrying value of its interest in the Lisbon Valley joint venture.

On   January   31,   1997,  Great  Lakes  Minerals  Inc.  (Great   Lakes)   and
the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' interest in the Grouse Creek mine to Hecla. Great Lakes retained a 5% defined net proceeds interest in the property. The Company has
assumed   100%   of   the  interests  and  obligations  associated   with   the
property.

In 1996, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were necessary to properly reflect estimated net realizable values. These adjustments, totaling $12.9 million, consisted of write-downs of property, plant and equipment, inventories and production notes payable for the Company's interest in the American Girl mine ($7.6 million), and property, plant and equipment and inventories for the Company's interest in the Grouse Creek mine ($5.3 million).

In 1995, adjustments to the carrying value of mining properties totaling $97.4 million were recorded to write down the Company's interest in the Grouse Creek mine ($97.0 million) and for the Company's interest in ConSil Corp.'s Silver Summit mine ($0.4 million).

The net carrying values of the major mining properties of the Company that were on a standby or idle basis at December 31, 1997 and 1996, were approximately $2.8 million and $4.0 million, respectively.

On September 6, 1996, Hecla and Santa Fe Pacific Gold Corporation (Santa Fe), which was subsequently acquired by Newmont Gold
Company (Newmont), entered into a joint venture agreement with respect to the development and operation of the Rosebud mine. Pursuant to the agreement, a limited liability corporation was established with each party owning a 50% interest in the mine.
No gain or loss was recognized in connection with the agreement. Under the terms of the agreement, Hecla manages the mining activities and Newmont manages mill processing. Total mine-site capital expenditures to bring the mine into production were $18.7 million; all of which had been expended through December 31, 1997. Under the terms of the agreement, Newmont funded the first $12.5 million of mine-site development and is also responsible to fund costs of road and mill facility improvements. Newmont also contributed exploration property adjacent to the Rosebud property, and funded the first $1.0 million in exploration expenditures in 1997, and will fund two-thirds of future exploration expenditures beyond the initial $1.0 million.

In     1996,     Euro-Nevada    Mining    Corporation    Inc.     (Euro-Nevada)
exercised   its   option   to   purchase  an  additional   1.5%   Net   Smelter
Return (NSR) royalty on the Rosebud property for $2.5 million, the proceeds of which were retained by Hecla under the terms of
the   agreement   with   Newmont.    After  the   exercise   of   its   option,
Euro-Nevada holds a 4% NSR royalty on production from the Rosebud property. The Company recognized a gain of $2.5 million in 1996 associated with this transaction.

In 1996, the Company and Santa Fe entered into a joint venture agreement for the Golden Eagle property located adjacent to the
Company's   Republic   mine.    This   agreement   was   assumed   by   Newmont
as   part   of   its   acquisition  of  Santa   Fe.    Newmont   purchased   an
immediate 75% interest in the joint venture for $2.5 million. The Company recorded a gain on the transaction totaling $0.6 million.
Under the agreement, Newmont is to fund all expenditures at the property through the economic feasibility stage.

On September 27, 1995, the Company sold its Apex Unit processing facility for $8.0 million, plus certain working capital items totaling an additional $1.4 million, recognizing a gain on the sale totaling approximately $3.2 million. The Company received $4.4 million in cash at closing and accepted a note receivable for the remaining $5.0 million. Under the note, $3.0 million, plus accrued interest, was paid on September 27, 1996, and the balance of $2.0 million, plus accrued interest, was paid on September 27, 1997.

NOTE 4:  INCOME TAXES

Major   components   of   the   Company's  income   tax   provision   are   (in
thousands):

                                      1997       1996     1995
                                     ------     ------   ------
Current
    Federal                          $   24     $ (749)  $ (298)
    State                               345        341      307
    Foreign                           1,528      1,085      300
                                     ------     ------   ------
Income tax provision                 $1,897     $  677   $  309
                                     ======     ======   ======

Domestic   and   foreign   components   of   income   (loss)   before    income
taxes   for  the  years  ended  December  31,  1997,  1996  and  1995  are   as
follows (in thousands):

                                       December 31,
                             ----------------------------------
                               1997         1996        1995
                             --------     --------    ---------
   Domestic                  $ (4,922)    $(36,468)   $(104,050)
   Foreign                      6,336        4,791        2,640
                             --------     --------    ---------
     Total                   $  1,414     $(31,677)   $(101,410)
                             ========     ========    =========

The   components   of  the  net  deferred  tax  liability   were   as   follows
(in thousands):

                                                December 31,
                                           ------------------------
                                             1997           1996
                                           ---------      ---------
   Deferred tax assets
     Accrued reclamation costs             $  14,039      $  17,988
     Investment valuation differences          2,062          1,924
     Capital loss carryover                    2,373          2,826
     Postretirement benefits other
        than pensions                          1,051            967
     Deferred compensation                     1,059            795
     Accounts receivable                         456            456
     Foreign net operating losses              2,634          3,048
     Federal net operating losses             83,715         72,686
     State net operating losses                8,372          7,514
     Tax credit carryforwards                  3,487          2,659
     Miscellaneous                             1,446          2,531
                                           ---------      ---------
     Total deferred tax assets               120,694        113,394
     Valuation allowance                    (112,478)      (107,937)
                                           ---------      ---------
        Net deferred tax assets                8,216          5,457
                                           ---------      ---------
   Deferred tax liabilities
     Properties, plants and equipment         (5,815)        (3,903)
     Deferred income                            (134)          (210)
     Pension costs                            (1,461)          (951)
     Inventories                                (806)          (393)
     Deferred state income taxes, net           (300)          (359)
                                           ---------      ---------
     Total deferred tax liabilities           (8,516)        (5,816)
                                           ---------      ---------
   Net deferred tax liability              $    (300)     $    (359)
                                           =========      =========

The Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 1997, 1996 and 1995, are as follows (in thousands):

                                          1997          1996          1995
                                       ----------    ----------    ----------

Balance  at  beginning of year         $ (107,937)   $  (97,705)   $  (67,149)
Increase related to nonutilization
 of net operating loss carry-
 forwards and nonrecognition of
 deferred tax assets due to
 uncertainty of recovery                   (4,541)      (10,232)      (30,556)
                                       ----------    ----------    ----------

Balance  at  end  of  year             $ (112,478)   $ (107,937)   $  (97,705)
                                       ==========    ==========    ==========


The annual tax provision is different from the amount which would be  provided by applying the statutory federal income tax rate to
the   Company's  pretax  income  (loss).   The  reasons  for  the
difference are (in thousands):

                                  1997             1996              1995
                              --------------  ---------------   --------------
 Computed "statutory"
    provision (benefit)       $   481    34%  $(10,770)   (34)% $(34,479)  (34)%
 Nonutilization of net
    operating losses and
    effect of foreign tax
    provisions                  1,188    84     11,716     37     34,782     34
 State income taxes, net
    of  federal tax benefit       228    16       (269)    (1)         6      0
                              -------  ----   --------   ----   --------   ----

                              $ 1,897   134%  $    677      2%  $    309      0%
                              =======  ====   ========   ====   ========   ====


As of December 31, 1997, for income tax purposes, the Company has operating loss carryovers of $246.0 million and $136.0 million, for regular and alternative minimum tax purposes, respectively. These operating loss carryovers expire over the next 15 years, the majority of which expire between 2006 and 2012. In addition, the Company has foreign tax operating losses of approximately $8.0 million which expire prior to 2003 and investment tax credit carryovers of $1.1 million which expire prior to 2002. Approximately $17.0 million and $8.0 million of regular and
alternative  minimum  tax  loss  carryovers,  respectively,   are
subject to limitations in any given year due to mergers. The Company has approximately $1.2 million in alternative minimum tax credit carryovers eligible to reduce future regular tax liabilities.

NOTE 5:   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of the following (in thousands):

                                          December 31,
                                     -----------------------
                                        1997         1996
                                     ---------    ----------

Revolving credit agreement           $  12,000    $   38,000
Revenue bonds                            9,800           - -
Notes payable - Sunbeam                    - -           346
Other long-term debt                       486           208
                                     ---------    ----------
                                        22,286        38,554
     Less current portion                 (150)         (346)
                                     ---------    ----------
                                     $  22,136    $   38,208
                                     =========    ==========


Revolving Credit Agreement

On August 11, 1997, the Company entered into a new revolving and term loan credit facility (Bank Agreement) to replace the prior facility. Under the terms of the Bank Agreement, the Company may borrow up to $55.0 million on a revolving credit basis through July 31, 2000, repayable in eight quarterly installments beginning October 31, 2000. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests for which the Company was in compliance at December 31, 1997. Amounts available for borrowing under the Bank Agreement are based on a defined debt to cash flow test. At December 31, 1997, the
Company had borrowings classified as long-term debt of $12.0 million under the Bank Agreement. The amount available to borrow is reduced by the $9.8 million amount of tax-exempt solid waste disposal bonds outstanding (described below). At December 31, 1997, the Company had the ability to borrow an additional $33.2 million under the Bank Agreement. The interest rate for borrowing under the Bank Agreement as of December 31, 1997 was 7.355%.

Revenue Bonds

On July 30, 1997, the Company issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The net proceeds of approximately $9.6 million from the issuance were initially used to pay down debt under the Company's existing revolving and term loan credit facility. The bonds
                              F-19
mature on July 1, 2007. The payment of the unpaid principal and up to $140,959 of interest (35 days at an annual rate of 15%) on the bonds is collateralized by an irrevocable, direct-pay letter of credit, which will expire on July 31, 1998 unless extended. The letter of credit has an annual fee equal to 1.5% of the amount of the letter of credit. The bonds initially bear interest at the weekly rate as determined by the remarketing agent. At the Company's option, the weekly rate may be converted to a fixed or variable rate. While the bonds bear interest at the weekly rate or the variable rate, the bonds are redeemable at the option of the Company and the direction of the Company, in whole or in increments of $100,000, upon at least 30 days written notice. Certain restrictions are applicable to optional redemptions while the bonds bear interest at the fixed rate. At December 31, 1997, there was $9.8 million in revenue bonds outstanding classified as long-term debt. The interest rate on the bonds as of December 31, 1997 was 4.4%.

Notes Payable - Sunbeam

The  Sunbeam notes were non-interest bearing, discounted  at  15%
and payable in three annual equal amounts. The final installment was paid in January 1997.

NOTE 6:   COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities and equipment leases are for terms of three to ten years. Future minimum lease payments under these noncancelable operating leases as of December 31, 1997, are as follows (in thousands):

     Year ending December 31,
     ------------------------

     1998                               $ 3,458
     1999                                 2,972
     2000                                 1,968
     2001                                 1,148
     2002                                   383
     Thereafter                             312
                                        -------
     Total minimum lease payments       $10,241
                                        =======


Approximately $1.4 million of the above minimum lease payments relate to equipment used at the Company's Grouse Creek mine which was written down in 1996 and 1995. The Company is seeking arrangements such that there will be no material additional lease obligations in connection with the Grouse Creek mine beyond April

1998; however, there can be no assurance that the Company will be successful in making such arrangements. The lease obligations through April 1998 were accrued and charged to operations in 1997.

Rent expense incurred for operating leases during the years ended
December  31, 1997, 1996 and 1995 was approximately $4.8 million,
$4.2 million and $3.8 million, respectively.

Contingencies

- Bunker Hill

In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency
(EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker Hill Site) located at Kellogg, Idaho. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. As of December 31, 1997, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $7.3 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company has answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below.

- U.S. Government Claims

On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery and the defendant mining companies have filed a number of summary judgment motions which are currently pending before the Court.

- State of Idaho Claims

On March 22, 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho (State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

At  December  31,  1997,  the Company's accrual  for  remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.8 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is possible that the Company's estimate of its obligation may change in the near term.

Insurance Coverage Litigation

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of December 31, 1997, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, based upon the information available at this time, that the currently expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial condition or cash flows of the Company.

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

Net periodic pension cost (income) for the plans consisted of the following in 1997, 1996 and 1995 (in thousands):

                                   1997      1996      1995
                                  -------   -------   -------
Service cost                      $   946   $   881   $   778
Interest cost                       2,330     2,196     2,021
Return on plan assets              (3,962)   (3,499)   (2,607)
Amortization of transition asset     (392)     (419)     (434)
Amortization of unrecognized
  prior service cost                  121        91        70
Amortization of unrecognized net
  gain from earlier periods          (428)      (60)      (12)
                                  -------   -------   -------
    Net pension income            $(1,385)  $  (810)  $  (184)
                                  =======   =======   =======


The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets
(in thousands):

                                        December 31,
                                   -----------------------
                                     1997           1996
                                   --------       --------
Actuarial present value of
  benefit obligations:
   Vested benefits                 $ 31,842       $ 29,917
   Nonvested benefits                   414            321
                                   --------       --------
Accumulated benefit obligations      32,256         30,238
Effect of projected future salary
  and wage increases                  3,928          1,842
                                   --------       --------
Projected benefit obligations      $ 36,184       $ 32,080
                                   ========       ========
Plan assets                        $ 51,684       $ 44,984
Projected benefit obligations       (36,184)       (32,080)
                                   --------       --------
Plan assets in excess of projected
  benefit obligations                15,500         12,904
Unrecognized net gain               (10,654)        (9,260)
Unrecognized prior service cost       1,239          1,378
Unrecognized net asset
  at January 1                       (1,779)        (2,213)
                                   --------       --------
Pension asset recognized in
  consolidated balance sheets      $  4,306       $  2,809
                                   ========       ========

The projected benefit obligation was calculated by applying the following rates:

                                            1997       1996
                                            ----       ----
Discount rate                               7.00%      7.50%
Long-term compensation increase             4.00%      4.00%
Long-term rate of return on plan assets     9.00%      9.00%

The Company provides certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees. The costs of these benefits are funded out of general corporate funds and are accrued over the period in which active employees provide services to the Company. Net periodic postretirement benefit costs include the following components (in thousands):

                                 1997      1996      1995
                                ------    ------    ------
Service cost                    $   15    $   16    $   13
Interest cost                      143       145       154
Amortization of gain               (56)      (24)      (18)
                                ------    ------    ------
Net postretirement benefit cost $  102    $  137    $  149
                                ======    ======    ======

The following table sets forth the status of the postretirement benefit programs (other than pensions) and amounts recognized in the Company's consolidated balance sheets (in thousands):

                                             December 31,
                                        --------------------
                                          1997        1996
                                        --------    --------
Accumulated postretirement
benefit obligations:
  Retirees                              $  1,173    $  1,236
  Fully eligible, active plan
    participants                             454         441
  Other active plan participants             288         234
                                        --------    --------
                                           1,915       1,911
Unrecognized net gain                        601         571
                                        --------    --------
Accumulated postretirement
  benefit obligations recognized
  in consolidated balance sheets        $  2,516    $  2,482
                                        ========    ========

The actuarial assumptions used in determining the Company's accumulated postretirement benefit obligation are provided in the table below. Due to the short period which the Company provides medical benefits to its retirees, the increases in medical costs are assumed to be 6% in each year. A 1% change in the assumed health care cost trend rate would not have a significant impact on the accumulated postretirement benefit obligation or the aggregate of service and interest costs for 1997 or 1996.

                                           1997       1996
                                          -------    -------
Discount rate                               7.00%      7.50%
Trend rate for medical benefits             6.00%      6.00%

The Company has a nonqualified Deferred Compensation Plan which permits eligible officers, directors and key employees to defer a portion of their compensation. The deferred compensation, which together with Company matching amounts and accumulated interest is accrued and partially funded, is distributable in cash after retirement or termination of employment, and at December 31, 1997 and 1996, amounted to approximately $3.1 million and $2.3 million, respectively. The Company amended the Deferred Compensation Plan effective January 1, 1995. The amended plan allows the participants to defer up to a maximum of 50% of base salary and up to 100% of annual bonuses. The participant may elect to receive such deferred amounts, together with interest at the Moody's Corporate Bond Yield rate, in one payment at retirement, or on any plan anniversary after the completion of three years, as elected.

The Company has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. The Company makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 6% of the employee's earnings. The Company's contribution was approximately $263,000 in 1997, $190,000 in 1996, and $173,000 in 1995.

NOTE 8:  SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when, and if declared by the Board of Directors.

The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The Preferred Shares are redeemable at the option of the Company at any time, in whole or in part, initially at $52.45 per share and thereafter at prices declining ratably on each July 1 to $50 per share on or after July 1, 2003.

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

The Preferred Shares rank senior to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50 per share plus all declared and unpaid dividends which total $117,012,000 at December 31, 1997.

Shareholder Rights Plan

In 1996, the Company adopted a replacement Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alterations, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of one cent per right, and expire in May 2006. Additional details are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 10, 1996.

Stock Option Plans

At December 31, 1997, executives, key employees and directors had been granted options to purchase common shares under stock option plans described below. The Company has adopted the disclosure-only provisions of SFAS 123. No compensation expense has been recognized in 1997 or 1996 for unexercised options related to the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS 123, the Company's loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                   1997       1996        1995
                                 --------    --------   --------

Loss applicable to common
  shareholders:
     As reported                 $  8,533    $40,404    $109,769
     Pro forma                   $  9,229    $40,731    $109,826

Loss applicable to common
  shareholders per share:
     As reported                 $   0.16    $  0.79    $   2.28
     Pro forma                   $   0.17    $  0.81    $   2.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   1997       1996        1995
                                 --------    --------   --------


  Expected dividend yield           0.00%      0.00%      0.00%
  Expected stock price
     volatility                    45.31%     42.65%     42.65%
  Risk-free interest rate           6.42%      5.63%      7.89%
  Expected life of options      4.1 years  4.1 years  4.1 years

The weighted average fair value of options granted in 1997, 1996, and 1995 was $2.27, $3.40, and $4.17, respectively.

The Company adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. In 1995, 15,000 options under the 1987 plan were granted. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. During 1997, 1996, and 1995, respectively, 53,577, 47,000, and 0 options to acquire shares expired under the 1987 plan. The ability to grant further options under the plan expired on February 13, 1997.

In 1995, the shareholders of the Company approved the 1995 Stock Incentive Plan which provides for a variety of stock-based grants to the Company's officers and key employees. The plan provides for the grant of stock options, stock appreciation rights, restricted stock and performance units to eligible officers and key employees of the Company. Stock options under the plan are required to be granted at 100% of the market value of the stock on the date of the grant. The terms of such options shall be no longer than ten years from the date of grant. There were no options to acquire shares granted in 1995 under the 1995 plan. During 1997 and 1996 respectively, 480,500 and 278,000 options to acquire shares were granted to the Company's officers and key employees of which 348,000 and 215,000, respectively, of these options to acquire shares were granted with vesting requirements of 20% on the grant date and 20% on each of the next four anniversary dates from the grant date. During 1996, 1,500 options to acquire shares expired under the 1995 plan. At December 31, 1997, there were 1,243,000 options to acquire shares available for grant in the future under the 1995 plan.

In 1995, the Company adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which is subject to termination by the Board of Directors at any time. Each nonemployee director is credited with 1,000 shares of the Company's common stock on May 30 of each year. Nonemployee directors joining the Board of Directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of
(1) death or disability; (2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control of the Company. Subject to certain restrictions, directors may elect to receive delivery of shares on such date, or in annual installments thereafter over 5, 10 or 15 years. The shares of common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan is 120,000. During both 1997 and 1996, 7,000 shares were credited to the nonemployee directors. At December 31, 1997, there were 99,461 shares available for future grants under the plan.

Transactions concerning stock options pursuant to all of the above-described plans are summarized as follows:

                                                   Weighted Average
                                        Shares      Exercise Price
                                       ---------   ----------------

     Outstanding, December 31, 1994     347,500         $10.35

     Year ended December 31, 1995
         Granted                         15,000         $ 9.38
         Exercised                      (12,500)        $ 9.81
         Expired                        (33,508)        $ 8.62
                                       --------

     Outstanding, December 31, 1995     316,492         $10.51
                                       --------

     Year ended December 31, 1996
         Granted                        278,000         $ 8.28
         Exercised                          - -
         Expired                        (48,500)        $10.57
                                       --------

      Outstanding, December 31, 1996    545,992         $ 9.37
                                       --------

     Year ended December 31, 1997
         Granted                        480,500         $ 5.63
         Exercised                          - -
         Expired                        (53,577)        $10.50
                                       --------

      Outstanding, December 31, 1997    972,915         $ 7.46
                                       ========

The following table presents information about the options outstanding as of December 31, 1997:

                                                                   Weighted Average
                                                           ------------------------------
                                            Range  of                         Remaining
                                Shares    Exercise Price    Exercise Price   Life (Years)
                               --------- ----------------  ----------------  ------------
  Exercisable options           351,600   $ 5.63 - $ 8.63       $ 6.72            9
  Exercisable options           213,915   $ 9.32 - $12.25       $10.51            4
                                -------

   Total exercisable options    565,515   $ 5.63 - $12.25       $ 8.15            7

   Unexercisable options        407,400   $ 5.63 - $ 8.63       $ 6.49            9
                                -------

    Total all options           972,915   $ 5.63 - $12.25       $ 7.46            8
                                =======

The  aggregate  amounts  charged  (credited)  to  operations   in
connection with the plans were $0, $0 and $(21,000) in 1997, 1996 and 1995, respectively.

Common Stock Offerings

In February 1997, the Company issued 3,950,000 shares of its common stock realizing proceeds of approximately $23.4 million, net of issuance costs of approximately $1.3 million. The Company used $23.0 million of the net proceeds to pay down debt under its revolving and term loan credit facility.

On January 23, 1996, 2,875,000 shares of the Company's common stock were sold under the Company's existing Registration Statement which provides for the issuance of up to $100.0 million of equity and debt securities. The net proceeds from the offering of approximately $22.0 million were used principally to reduce the outstanding borrowings under the Company's bank credit agreement.

NOTE 9:  BUSINESS SEGMENTS (IN THOUSANDS)

                                                1997       1996       1995
                                              --------   --------   --------
Net sales to unaffiliated customers
  Metals (including $29,189, $32,034
    and $27,729 from Mexican operations
    in 1997, 1996 and 1995)                   $ 89,486   $ 81,409   $ 79,810
  Industrial minerals (including $5,051,
    $4,204 and $2,664 in Mexico in 1997,
    1996 and 1995)                              74,462     76,843     67,391
  Specialty metals                                 - -        - -      4,414
                                              --------   --------   --------

                                              $163,948   $158,252   $151,615
                                              ========   ========   ========

Income (loss) from operations
  Metals (including $11,757, $7,734
    and $6,396 from Mexican operations
     in  1997, 1996 and 1995)                 $  4,712   $(38,711)  $(109,449)
  Industrial minerals (including $68,
    $92 and $(341) in Mexico in 1997,
    1996 and 1995)                               4,072      9,083       6,690
  Specialty metals                                 - -        - -         255
  General corporate                             (8,287)    (8,083)     (8,317)
                                              --------   --------   ---------
                                              $    497   $(37,711)  $(110,821)
                                              ========   ========   =========

Capital expenditures
  Metals (including $240, $411 and
    $2,319 in Mexico in 1997, 1996
    and 1995)                                 $ 20,560   $ 30,388   $  32,838
  Industrial minerals (including
    $129, $93 and $183 in Mexico
    in 1997, 1996 and 1995)                      3,610      3,075      11,811
  Specialty metals                                 - -        - -          81
  General corporate                                624        268         578
                                              --------   --------   ---------
                                              $ 24,794   $ 33,731   $  45,308
                                              ========   ========   =========

Depreciation, depletion and amortization
  Metals                                      $ 16,233   $ 15,728   $  18,859
  Industrial minerals                            4,776      4,723       4,580
  Specialty metals                                 - -        - -          23
  General corporate                                311        338         367
                                              --------   --------   ---------
                                              $ 21,320   $ 20,789   $  23,829
                                              ========   ========   =========

Identifiable assets
  Metals (including $6,462, $7,268
    and $15,702 in Mexico in 1997,
    1996 and 1995)                            $150,857   $155,082   $ 144,246
  Industrial minerals (including
    $3,606, $3,513 and $4,888 in
    Mexico in 1997, 1996 and 1995)              68,413     70,613      71,163
  General corporate                             23,960     34,520      35,998
  Idle facilities                                7,438      8,178       6,783
                                              --------   --------   ---------
                                              $250,668   $268,393   $ 258,190
                                              ========   ========   =========

Net sales and identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, receivables, investments and corporate property, plant and equipment.

In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not believe the application of this standard will have a material effect on the Company's presentation of its operating segments.

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

The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

The estimated fair values of financial instruments are as follows
(in thousands):

                                               December 31,
                                  -----------------------------------------
                                         1997                  1996
                                  -------------------   -------------------
                                  Carrying     Fair     Carrying     Fair
                                  Amounts     Value     Amounts     Value
                                  --------   --------   --------   --------

Financial assets
 Cash and cash equivalents        $  3,794   $  3,794   $  7,159   $  7,159
 Accounts and notes receivable      24,445     24,445     24,168     24,168
 Investments
  Equity securities available
    for sale                           229        229        165        165
  Restricted                         7,926      7,926     21,771     21,771
 Gold spot deferred contracts          - -        - -        - -        299
 Gold forward sales contracts          - -        931        - -         43
 Gold put options                      - -        - -        - -        772
Financial liabilities
 Current liabilities                24,968     24,968     32,712     32,712
 Long-term debt - principal         22,136     22,136     38,208     38,208
 Gold call options                     - -        - -        - -          2
 Silver forward sales contracts        - -        701        - -        - -


NOTE 11: LOSS PER COMMON SHARE

In accordance with SFAS 128, the following table presents a reconciliation of the numerators (net loss) and denominators
(shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to preferred stock dividends in determining loss applicable to common shareholders for the years ended December 31, 1997, 1996 and 1995 in computing basic and diluted loss per common share (dollars in thousands, except per share amounts):

                                  1997                             1996                              1995
                      ------------------------------  -------------------------------  --------------------------------
                                           Per Share                        Per Share                         Per Share
                      Net Loss    Shares    Amount    Net Loss     Shares    Amount     Net Loss     Shares    Amount
                      --------    ------   ---------  ---------    ------   ---------  ----------    ------   ---------
Loss before preferred
 stock dividends      $   (483)                       $ (32,354)                       $ (101,719)
Less:  Preferred
 stock dividends        (8,050)                          (8,050)                           (8,050)
                      --------                        ---------                        ----------

Basic loss applicable
 to common
 shareholders           (8,533)   54,763   $ (0.16)     (40,404)   51,133   $ (0.79)     (109,769)   48,192   $ (2.28)
                      --------    ------   -------    ---------    ------   -------    ----------    ------   -------

Effect of dilutive
 securities(1)

Diluted loss applicable
 to common
 shareholders         $ (8,533)   54,763   $ (0.16)   $ (40,404)   51,133   $ (0.79)   $ (109,769)   48,192   $ (2.28)
                      ========    ======   =======    =========    ======   =======    ==========    ======   =======

Dilutive Securities(1)

As   of   December   31,  1997,  1996,  and  1995,  there   were   973,000,
546,000, and 316,000 shares available for issue under granted stock options, respectively. These options were not included in the computation of diluted loss per common share as a loss was incurred in each of these years, and their inclusion would be antidilutive. The Company also has 2.3 million shares of convertible preferred stock outstanding that, if converted, would be antidilutive, and were therefore excluded from the determination of diluted loss per common share.

       HECLA MINING COMPANY and WHOLLY OWNED SUBSIDIARIES

                  FORM 10-K - December 31, 1997

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

3.1(b)   Certificate of Amendment of Certificate
         of Incorporation of the Registrant,
         dated as of May 16, 1991.2

3.2      By-Laws of the Registrant as amended
         to date.2

4.1(a) Certificate of Designations, Preferences and Rights of Series A Junior
         Participating Preferred Stock of the
         Registrant.2

4.1(b) Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible
         Preferred Stock of the Registrant.2

4.2 Rights Agreement dated as of May 10, 1996 between Hecla Mining Company and American
         Stock Transfer & Trust Company, which
         includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred
         Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase
         Preferred Shares as Exhibit B.2

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

        Number and Description of Exhibits
        ----------------------------------


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

10.5(b)  Supplemental Excess Retirement Master
         Plan Document.1,2

10.5(c)  Hecla Mining Company Nonqualified Plans
         Master Trust Agreement.1,2

10.6     Form of Indemnification Agreement dated
         May 27, 1987 between Hecla Mining Company and each of its Directors and Officers.1,2

10.7     Summary of Short-term Performance Payment
         Plan.1,2

10.8(a)  Amended and Restated Golden Eagle Earn-In
         Agreement between Santa Fe Pacific Gold
         Corporation and Hecla Mining Company dated as of September 6, 1996.2

10.8(b)  Golden Eagle Operating Agreement between Santa
         Fe Pacific Gold Corporation and Hecla Mining
         Company dated as of September 6, 1996.2

        Number and Description of Exhibits
        ----------------------------------


10.9     Limited Liability Company Agreement of the
         Rosebud Mining Company, L.L.C. among Santa
         Fe Pacific Gold Corporation and Hecla Mining
         Company dated as of September 6, 1996.2

11.      Computation of weighted average number of
         common shares outstanding.                       Attached

12.      Statement of Computation of Ratio of Earnings
         to Fixed Charges.                                Attached

13.      Hecla Mining Company Fourth Quarter and
         Year-End Results for the Period Ended
         December 31, 1997.                               Attached

21.      List of subsidiaries of the Registrant.          Attached

23.1     Consent of Coopers & Lybrand to incorpora-
         tion by reference of their report dated
         February 27, 1998, on the Consolidated
         Financial Statements of the Registrant in
         the Registrant's Registration Statements
         on Form S-3, No. 33-72832, and No. 33-59659,
         Form S-8, No. 33-7833, No. 33-41833, No.
         33-14758, No. 33-40691, No. 33-60095 and
         No. 33-60099.                                    Attached

27.      Financial Data Schedule                          Attached


-----------------------
1. Indicates a management contract or compensatory plan or arrangement.

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
-----------         -------------------------------------------

   3.1(a) & (b)     3.1 (10-K for 1987)
   3.2              2 (Current Report on Form 8-K dated
                    November 9, 1990)
   4.1(a) & (b)     4.1(d)(e) and 4.5 (10-Q for June 30, 1993)
   4.2              4 (Current Report on Form 8-K dated
                    May 10, 1996)
  10.1              10.1 (10-Q for September 30, 1997)
  10.2              10.2(b) (10-K for 1989)
  10.3(a)           3 (10-K for 1994)
  10.3(b)           10.3(b) (10-K for 1994)
  10.4(a)           B (Proxy Statement dated March 20, 1987)
  10.4(b)           A (Proxy Statement dated March 27, 1995)
  10.4(c)           B (Proxy Statement dated March 27, 1995)
  10.5(a)           10.11(a) (10-K for 1985)
  10.5(b)           10.5(b) (10-K for 1994)
  10.5(c)           10.5(c) (10-K for 1994)
  10.6              10.15 (10-K for 1987)
  10.7              10.7 (10-K for 1994)
  10.8(a)           10.11(a) (10-Q for September 30, 1996)
  10.8(b)           10.11(b) (10-Q for September 30, 1996)
  10.9              10.12 (10-Q for September 30, 1996)