Form 10-Q
period 1998-03-31
HECLA MINING CO/DE/
filed 1998-05-07
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998


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
                         ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding April 30, 1998
----------------------------         --------------------------
   Common stock, par value                55,096,639 shares
      $0.25 per share

             HECLA MINING COMPANY and SUBSIDIARIES

                           FORM 10-Q

              FOR THE QUARTER ENDED MARCH 31, 1998


                           I N D E X*

                                                              PAGE
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - March 31,
             1998 and December 31, 1997                         3

           - Consolidated Statements of Operations
             and Comprehensive Income- Three Months
             Ended March 31, 1998 and 1997                      4

           - Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1998 and 1997               5

           - Notes to Consolidated Financial Statements         6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations     13


PART II. - Other Information

    Item 1 - Legal Proceedings                                 24

    Item 6 - Exhibits and Reports on Form 8-K                  28











*Items omitted are not applicable.

                 PART I - FINANCIAL INFORMATION
              HECLA MINING COMPANY and SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (unaudited)
                (In thousands, except share data)

                                                     March 31,    December 31,
                                                       1998           1997
                                                     ---------    -----------

                                ASSETS
Current assets:
 Cash and cash equivalents                           $   5,377    $   3,794
 Accounts and notes receivable                          36,773       24,445
 Income tax refund receivable                              570          793
 Inventories                                            23,236       22,116
 Other current assets                                    1,973        1,416
                                                     ---------    ---------
      Total current assets                              67,929       52,564
Investments                                              2,822        2,521
Restricted investments                                   8,634        7,926
Properties, plants and equipment, net                  178,009      180,037
Other noncurrent assets                                  9,728        7,620
                                                     ---------    ---------
      Total assets                                   $ 267,122    $ 250,668
                                                     =========    =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses               $  13,054    $  12,590
 Accrued payroll and related benefits                    3,110        2,436
 Preferred stock dividends payable                       2,012        2,012
 Accrued taxes                                           1,397        1,016
 Accrued reclamation and closure costs                   6,914        6,914
                                                     ---------    ---------
      Total current liabilities                         26,487       24,968
Deferred income taxes                                      300          300
Long-term debt                                          36,014       22,136
Accrued reclamation and closure costs                   33,274       34,406
Other noncurrent liabilities                             9,889        8,518
                                                     ---------    ---------
      Total liabilities                                105,964       90,328
                                                     ---------    ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
 authorized 5,000,000 shares, issued
 and outstanding - 2,300,000 shares,
 liquidation preference $117,012                           575          575
Common stock, $0.25 par value,
 authorized 100,000,000 shares;
 issued 1998 - 55,156,728;
 issued 1997 - 55,156,324                               13,789       13,789
Capital surplus                                        373,968      373,966
Accumulated deficit                                   (221,308)    (222,143)
Accumulated other comprehensive loss                    (4,980)      (4,961)
Less treasury stock, at cost;
 1998 and 1997 - 62,089 shares                            (886)        (886)
                                                     ---------    ---------
      Total shareholders' equity                       161,158      160,340
                                                     ---------    ---------
       Total  liabilities and shareholders' equity   $ 267,122    $ 250,668
                                                     =========    =========



 The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY and SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           (Unaudited)
 (Dollars and shares in thousands, except for per-share amounts)

                                                                 Three Months Ended
                                                           --------------------------------
                                                           March 31, 1998    March 31, 1997
                                                           --------------    --------------
Sales of products                                          $ 40,129          $ 42,456
                                                           --------          --------

Cost  of  sales and other direct production costs            30,527            33,926
Depreciation, depletion and amortization                      5,126             4,352
                                                           --------          --------
                                                             35,653            38,278
                                                           --------          --------
Gross profit                                                  4,476             4,178
                                                           --------          --------

Other operating expenses:
     General and administrative                               2,141             2,121
     Exploration                                                816             1,354
     Depreciation and amortization                               94                79
     Provision for closed operations and
      environmental matters                                      59               189
                                                           --------          --------
                                                              3,110             3,743
                                                           --------          --------

Income from operations                                        1,366               435
                                                           --------          --------

Other income (expense):
     Interest and other income                                2,534             1,151
     Miscellaneous expense                                     (557)             (469)
     Gain on investments                                         86               - -
     Interest expense:
      Interest costs                                           (740)             (835)
      Less amount capitalized                                   271               361
                                                           --------          --------
                                                              1,594               208
                                                           --------          --------

Income before income taxes                                    2,960               643
Income tax provision                                           (113)             (125)
                                                           --------          --------

Net   income                                                  2,847               518
Preferred stock dividends                                    (2,012)           (2,012)
                                                           --------          --------

Income  (loss)  applicable  to  common  shareholders            835            (1,494)
                                                           --------          --------

Other comprehensive income (loss), net of tax:
    Unrealized  holding gains (losses) on  securities           (19)              169
                                                           --------          --------

Other comprehensive income (loss)                               (19)              169
                                                           --------          --------

Comprehensive income (loss)                                $    816          $ (1,325)
                                                           ========          ========

Basic and diluted income (loss) per common share           $   0.02          $  (0.03)
                                                           ========          ========

Cash dividends per common share                            $    - -          $    - -
                                                           ========          ========

Weighted average number of common
     shares outstanding                                      55,095            53,112
                                                           ========          ========
 The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY and SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)


                                                                    Three Months Ended
                                                             ---------------------------------
                                                             March 31, 1998     March 31, 1997
                                                             --------------     --------------
Operating activities:
 Net income                                                     $ 2,847            $   518
 Noncash elements included in net income:
  Depreciation, depletion and amortization                        5,220              4,431
  Gain on disposition of properties,
   plants and equipment                                          (1,737)               (70)
  Gain on sale of investments                                       (86)               - -
  Provision  for  reclamation  and  closure  costs                  133                220
 Change in:
  Accounts and notes receivable                                 (12,328)            (8,366)
  Income tax refund receivable                                      223                 10
  Inventories                                                    (1,120)              (349)
  Other current assets                                             (557)               718
  Accounts payable and accrued expenses                             344             (3,952)
  Accrued payroll and related benefits                              674               (106)
  Accrued taxes                                                     381                256
  Accrued reclamation and closure costs and
   other noncurrent liabilities                                     106             (1,032)
                                                                -------            -------
 Net cash used by operating activities                           (5,900)            (7,722)
                                                                -------            -------

Investing activities:
  Additions  to properties, plants and equipment                 (4,080)            (4,542)
  Proceeds from disposition of properties,
    plants and equipment                                          2,676                178
  Proceeds from sale of investments                                  86                - -
  Decrease  (increase)  in restricted  investments                 (708)             3,094
  Purchase of investments and change in cash
    surrender value of life insurance, net                         (221)              (827)
  Other, net                                                     (2,159)              (847)
                                                                -------            -------
Net cash used by investing activities                            (4,406)            (2,944)
                                                                -------            -------

Financing activities:
  Common  stock  issuance,  net  of  offering  costs                  2             23,401
  Preferred stock dividends                                      (2,012)            (2,012)
  Borrowings (repayments) on cash surrender
    value of life insurance                                         (99)               100
  Borrowings on long-term debt                                   19,500             20,500
  Payments on long-term debt                                     (5,502)           (31,562)
                                                                -------            -------
Net cash provided by financing activities                        11,889             10,427
                                                                -------            -------

Net  increase  (decrease) in cash and  cash  equivalents          1,583               (239)
Cash  and  cash  equivalents at beginning of  period              3,794              7,159
                                                                -------            -------

Cash and cash equivalents at end of period                      $ 5,377            $ 6,920
                                                                =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

                               -5-

              HECLA MINING COMPANY and SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The notes to the consolidated financial statements as of December 31, 1997, as set forth in the Company's 1997 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. For additional information, please refer to such notes.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet referenced in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the net income
          (loss) or accumulated deficit as previously reported.

Note 3. The components of the income tax provision for the three months ended March 31, 1998 and 1997 are as follows (in thousands):

                                                1998      1997
                                               ------    -----
          Current:
             State income taxes                $ 113     $  81
             Foreign income taxes                - -        44
                                               -----     -----
                Total                          $ 113     $ 125
                                               =====     =====


          The Company's income tax provision for the first three months of 1998 and 1997 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to the availability of net operating losses.

              HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                             March 31,   Dec. 31,
                                               1998        1997
                                             -------     -------
          Concentrates, bullion, metals
             in transit and other products   $ 5,162    $  4,773
          Industrial mineral products          9,426       9,230
          Materials and supplies               8,648       8,113
                                             -------     -------
                                             $23,236    $ 22,116
                                             =======     =======


Note 5.   Contingencies

          - Bunker Hill

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. As of March 31, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $7.3 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near or longer term.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below.

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery and the defendant mining companies have filed a number of summary judgment motions which are currently pending before the Court. On March 31, 1998, the Court in its first substantial ruling in this case, denied the United States' request for "record review" of its natural resource damage claims, which could have limited the Company's rights to pretrial discovery and the use of witnesses and other evidence to be presented at trial in the Company's defense.

              HECLA MINING COMPANY and SUBSIDIARIES

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

          At March 31, 1998, the Company's accrual for remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.8 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern
          Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs

              HECLA MINING COMPANY and SUBSIDIARIES

          under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of March 31, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

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

Note 6. At March 31, 1998, there was $26.0 million outstanding under the Company's $55.0 million revolving and term loan credit facility (Loan Facility) classified as long-
          term  debt.   The  Company was in compliance  with  all
          restrictive covenants of the Loan Facility as of March 31, 1998. In addition to the borrowings under the Loan Facility, the Company also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of March 31,
          1998.   The amount available to borrow under  the  Loan
          Facility is reduced by the $9.8 million amount of tax-exempt, solid waste bonds. At March 31, 1998, the Company had the ability to borrow an additional $19.2 million under the Loan Facility.

Note 7. The following table presents a reconciliation of the numerators (net income or [loss]) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at income (loss) applicable to common shareholders for the three months ended March 31, 1998 and 1997 in computing basic and diluted income (loss) per common share.

              HECLA MINING COMPANY and SUBSIDIARIES

                                                1998                          1997
                                   ----------------------------- ----------------------------------
                                      Net              Per-Share      Net                 Per-Share
                                    Income   Shares     Amount   Income (loss)   Shares    Amount
                                   -------   ------     ------   -------------   ------    ------
Income before preferred
 stock dividends                   $ 2,847                          $   518
Less:  Preferred
 stock dividends                    (2,012)                          (2,012)
                                   -------                          -------

Basic income (loss) applicable
   to   common  shareholders           835   55,095     $  0.02      (1,494)     53,112    $ (0.03)

Effect of dilutive
 securities                            - -      - -                     - -         - -
                                   -------   ------                 -------      ------

Diluted income (loss) applicable
  to  common  shareholders         $   835   55,095     $  0.02     $(1,494)     53,112    $ (0.03)
                                   =======   ======     =======     =======      ======    =======

          The above calculations of diluted earnings per share for each of the three months then ended March 31, 1998 and 1997 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. These calculations also excluded the effects of 970,500 and 543,577 shares of common stock issuable upon exercise of stock options as of March 31, 1998 and 1997, respectively, as their exercise would be antidilutive.

Note 8. In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has applied this standard effective January 1, 1998.

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has applied this standard effective January 1, 1998.

              HECLA MINING COMPANY and SUBSIDIARIES

          In February 1998, Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. SFAS 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. The statement also standardizes disclosure for retiree benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company has applied this standard effective January 1, 1998.

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

          Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves and future projects, the impact of metals prices and metal production volatility, changing market conditions and the regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of the Company's 1997 Annual Report on Form 10-K). As a result, actual results may differ materially from those projected or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements as circumstances change or develop.

          The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1997. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1998, the Company expects to record income or (loss) in the range of $2.0 million to

              HECLA MINING COMPANY and SUBSIDIARIES

          $(3.0) million after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1998. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1998 will be as projected.

          The variability of metals prices requires that the Company, in assessing the impact of prices on recoverability of its metals segment assets, exercises judgment as to whether price changes are temporary or are likely to persist. The Company performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. This evaluation includes a review of estimated future net cash flows against the carrying value of the Company's assets. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if the Company determines that the carrying values attributed to individual assets are not recoverable given
          reasonable  expectations  for  future  production   and
          market conditions.

          During the first quarter of 1998, the Company produced approximately 36,000 ounces of gold compared to approximately 44,000 ounces of gold production in the first quarter of 1997. The Company's gold production in the first quarter of 1998 was from the following sources: the Rosebud mine - approximately 17,000 ounces; the La Choya mine - approximately 13,000 ounces; the Greens Creek mine - approximately 4,000 ounces; and an additional 2,000 ounces from other sources. For the year ending December 31, 1998, the Company expects to produce between 112,000 and 120,000 ounces of gold compared to actual 1997 gold production of approximately 174,000 ounces of gold. The 1998 estimated gold production includes 57,000 to 60,000 ounces from the Company's interest in the Rosebud mine, 38,000 to 41,000 ounces from the Company's La Choya mine, 15,000 to 16,000 ounces from the Company's interest in the Greens Creek mine, and 2,000 to 3,000 ounces from other sources.

          In the first quarter of 1998, the Company produced approximately 1,530,000 ounces of silver compared to

              HECLA MINING COMPANY and SUBSIDIARIES

          1997 first quarter silver production of 1,244,000 ounces. The Company's silver production in the first quarter of 1998 was principally from the Lucky Friday mine - approximately 836,000 ounces, the Greens Creek mine - approximately 631,000 ounces, and approximately 63,000 ounces from other sources. The Company's silver production for 1998 is expected to be between 6.9 and
          7.3 million ounces compared to 1997 production of approximately 5.1 million ounces. The 1998 estimated silver production includes 3.9 to 4.1 million ounces from the Lucky Friday mine, 2.8 to 3.0 million ounces from the Company's interest in the Greens Creek mine and an additional 0.2 million ounces from other sources.

          In 1997, the Company shipped approximately 1,026,000 tons of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates. The Company's shipments of industrial minerals are expected to increase slightly in 1998 to approximately 1,065,000 tons. Additionally, the Company expects to ship approximately 1,044,000 cubic yards of landscape material from its Mountain West Products operation in 1998 compared to 891,000 cubic yards in 1997.

          RESULTS OF OPERATIONS

          The Company recorded net income of approximately $2.8 million, or $0.05 per common share, in the first three months of 1998 compared to net income of approximately $0.5 million, or $0.01 per common share, in the same period of 1997. After $2.0 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's income applicable to common shareholders for the first quarter of 1998 was approximately $0.8 million, or $0.02 per common share, compared to a loss of $1.5 million, or $0.03 per common share, in the comparable 1997 period.

          Sales of the Company's products decreased by approximately $2.3 million, or 5.5%, in the first three months of 1998 as compared to the same period in 1997, principally the result of decreased product sales totaling approximately $11.6 million, most notably from the Grouse Creek mine where operations were suspended in the second quarter of 1997, and the La Choya mine principally due to decreased gold production and a

              HECLA MINING COMPANY and SUBSIDIARIES

          lower gold price. These factors were partially offset by increased sales of $9.3 million most notably at the Rosebud mine where operations commenced in April 1997, the Greens Creek mine due to increased product shipments, the Lucky Friday mine due to increased production from the Lucky Friday expansion area, and increased shipments of products from the Company's industrial minerals segment.

          Comparing the average metal prices for the first quarter of 1998 with the comparable 1997 period, gold decreased 16% to $294 per ounce from $351 per ounce, silver increased 24% to $6.24 per ounce from $5.02 per ounce, lead decreased 21% to $0.243 per pound from $0.309 per pound, and zinc decreased 9% to $0.482 per pound from $0.532 per pound. During the first quarter of 1998, the Company's realized gold price per ounce decreased 20% from $375 per ounce in the first quarter of 1997 to $299 per ounce in 1998.

          Cost of sales and other direct production costs decreased approximately $3.4 million, or 10%, from the first three months of 1997 to the comparable 1998 period primarily due to (1) decreased production costs at the Grouse Creek mine totaling approximately $6.9 million due to the suspension of operations during the second quarter of 1997; (2) decreased production costs of $1.6 million at the La Choya mine due to production of 34% fewer gold ounces; and (3) decreased costs at various other operations totaling approximately $0.4 million. These cost decreases were partly offset by increased production costs from (1) the Rosebud mine totaling approximately $2.7 million due to the commencement of operations in April 1997; (2) the MWCA-Mountain West Products division of $0.7 million due to higher sales and changes in the product mix sold; (3) the MWCA-Colorado Aggregate division of $0.7 million primarily due to a increase in sales; (4) the Greens Creek mine of $0.6 million associated with higher shipments during the 1998 period; (5) the K-T Clay group of $0.6 million due to increased sales; and (6) the Lucky Friday mine of $0.2 million due to increases in production and sales.

          Cost  of  sales and  other direct  production  costs as
          a  percentage of sales from products decreased from 80%
          in  the  first quarter of 1997 to 76% in the comparable
          1998

              HECLA MINING COMPANY and SUBSIDIARIES

          period,  primarily  due to  the  closure of  the Grouse
          Creek mine during the second quarter of 1997 and improved margins at the Lucky Friday and Greens Creek mines.

          Depreciation, depletion, and amortization increased $0.8 million, or 18%, from the first quarter of 1997 to the first quarter of 1998 principally due to
          (1) increased depreciation at the Rosebud mine ($1.6 million), the result of operations commencing in April 1997; (2) increased depreciation at the Lucky Friday mine ($0.2 million) due to increased production; and
          (3) other increases at other operations ($0.1 million). These increases were partly offset by decreased depreciation, depletion, and amortization at (1) the La Choya mine ($0.7 million) due to fully depreciating the property, plant, and equipment as of December 31, 1997; and (2) the Greens Creek mine ($0.4 million).

          Cash operating, total cash, and total production cost per gold ounce decreased from $204, $205, and $246 for the first quarter of 1997 to $160, $171, and $225 for the first quarter of 1998, respectively. The decreases in the cash operating and total cash cost per gold ounce were primarily attributable to the addition of the lower cost Rosebud mine in April 1997. The decrease in the total production cost per gold ounce was attributable to the addition of the Rosebud mine as well as decreased depreciation expense at the La Choya mine in 1998 compared to 1997.

          Cash operating, total cash, and total production cost per silver ounce increased from $3.33, $3.33 and $5.47 in the first quarter of 1997 to $4.47, $4.47, and $5.98 in the first quarter of 1998, respectively. The increases in the cost per silver ounce are due primarily to negative impacts of decreased by-product metal prices. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other    operating    expenses    decreased   by   $0.6
          million, or 17%, from the 1997 period to the 1998 period, due principally to (1) decreased exploration costs totaling approximately $0.5 million relating principally to decreased expenditures at various Mexican exploration

              HECLA MINING COMPANY and SUBSIDIARIES

          properties; and (2) decreased provision for closed operations and environmental matters of approximately
          $0.1 million.

          Other income was approximately $1.6 million in the 1998 period compared to $0.2 million in the 1997 period. The $1.4 million increase was principally due to increased interest and other income of approximately $1.4 million, the result of a 1998 gain on sale of land located near the Company's corporate headquarters of $1.8 million, partially offset by decreased royalty income of $0.3 million and lower interest income of $0.1 million. Total interest cost decreased approximately $0.1 million due to decreased average borrowings on the Company's revolving and term loan facility. Interest cost capitalized decreased approximately $0.1 million principally due to decreased capitalized interest costs associated with the Company's Rosebud mine where mine development was completed in March 1997, partly offset by increased capitalized interest costs associated with the Lucky Friday expansion project.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          At March 31, 1998, assets totaled approximately $267.1 million and shareholders' equity totaled approximately $161.2 million. Cash and cash equivalents increased by $1.6 million to $5.4 million at March 31, 1998 from $3.8 million at the end of 1997.

          During the first three months of 1998, approximately $11.9 million of cash was provided by financing activities. The major source of cash was borrowings of long-term debt of $19.5 million. This source was partially offset by uses of cash, including repayments of long-term debt of $5.5 million, payment of preferred dividends of $2.0 million, and repayments of $0.1 million on borrowings against the cash surrender value of life insurance.

          The Company's investing activities used $4.4 million of cash during the first three months of 1998. The most significant uses of cash were (1) additions to properties, plants, and equipment totaling $4.1 million, including significant additions at the Lucky Friday mine of $2.4 million, the Greens Creek mine of $0.6 million, industrial minerals capitalized expenditures of $0.5 million, and other additions, including capitalized interest of $0.6 million; (2) other net increases of $2.2 million; (3) increases in surety collateral requirements of $0.7 million; and (4) the purchase of investments and increase in cash surrender value of life insurance required cash of approximately $0.2 million. These uses of cash were partly offset by (1) proceeds from disposition of properties, plants, and equipment during the first three months of 1998 totaling approximately $2.7 million, principally from sale of land located near the Company's corporate headquarters; and (2) proceeds from the sale of investments of $0.1 million.

          Operating activities required approximately $5.9 million of cash during the first three months of 1998. The primary uses of cash were (1) increases, totaling $12.3 million, in accounts and notes receivable principally due to seasonal sales at MWCA and increased sales at Greens Creek, Lucky Friday, and the K-T Clay group; and (2) a $1.1 million increase in inventories primarily at MWCA due to seasonal build-up and at the Lucky Friday due to increased production. Partially

              HECLA MINING COMPANY and SUBSIDIARIES

          offsetting these uses were sources of cash from the Rosebud mine, La Choya mine, Greens Creek mine, and the K-T Clay operations. Principal noncash charges included depreciation, depletion, and amortization of approximately $5.2 million and provision for reclamation and closure costs of $0.1 million.

          The Company estimates that capital expenditures to be incurred during the remainder of 1998 will be approximately $11.2 million including capitalized interest costs of $0.3 million. These capital expenditures, excluding capitalized interest, consist primarily of (1) development expenditures at the Lucky Friday expansion project expected to total approximately $4.2 million; (2) capitalized expenditures at the Company's Industrial Mineral operations totaling approximately $3.6 million; (3) capitalized expenditures at the Greens Creek mine totaling approximately $3.0 million; and (4) the Company's share of capitalized expenditures at the Rosebud mine totaling approximately $0.1 million. These planned capital expenditures are anticipated to be funded from operating activities, and amounts available under the revolving term loan credit facility.

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

          At March 31, 1998, there was $26.0 million outstanding under the Company's $55.0 million revolving and term loan credit facility classified as long-term debt. The Company was in compliance with all restrictive covenants of the facility as of March 31, 1998. In addition to the borrowings under the Loan Facility, the Company also has outstanding $9.8 million aggregate

              HECLA MINING COMPANY and SUBSIDIARIES

          principal amount of tax-exempt, solid waste disposal revenue bonds as of March 31, 1998. The amount available to borrow under the Loan Facility was reduced by the $9.8 million amount of tax-exempt, solid waste disposal bonds. At March 31, 1998, the Company had the ability to borrow an additional $19.2 million under the Loan Facility.

          The Company's planned environmental and reclamation expenditures for 1998 are expected to be approximately $10.0 to $11.0 million, principally for environmental and reclamation activities at the Bunker Hill Superfund site, the Republic mine, the Grouse Creek mine, the Coeur d'Alene River Basin, the American Girl mine, the Durita property, and the Cactus mine.

          Exploration expenditures for 1998 are estimated to be approximately $3.5 to $4.0 million. The Company's exploration strategy is to focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties. Accordingly, domestic exploration expenditures will be incurred principally at Greens Creek, Rosebud, and Lucky Friday. Foreign exploration efforts in 1998 will center primarily on targets in Mexico and South America.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          At March 31, 1998, the Company had forward sales commitments through June 30, 1999 for 15,000 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $663,000 as of March 31, 1998. The London Final gold price at March 31, 1998, was $301. Additionally, at March 31, 1998, the Company had forward sales commitments through June 30, 1999 for 2,005,000 ounces of silver at an average price of $6.01. If the Company's forward silver sales commitments were closed on March 31, 1998, the Company's estimated cost to terminate these commitments was approximately $870,000. The Handy & Harman silver price at March 31, 1998 was $6.30. The nature and purpose of the forward sales contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of March 31, 1998.

          The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see
          Part II. Item 1. Legal Proceedings). Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these suits and proceedings will not have a material adverse effect on the results of operations and financial condition of the Company and its subsidiaries.

          In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has applied this standard effective January 1, 1998.

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about

              HECLA MINING COMPANY and SUBSIDIARIES

          operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has applied this standard effective January 1, 1998.

          In February 1998, Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued. SFAS 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. The statement also standardizes disclosure for retiree benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company has applied this standard effective January 1, 1998.

                  PART II - OTHER INFORMATION

             HECLA MINING COMPANY and SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          - Bunker Hill

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. As of March 31, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $7.3 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near or longer term.

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

          - U.S. Government Claims

          On March 22, 1996, the United States filed a lawsuit in
          Idaho Federal District Court  against  certain   mining
          companies  that conducted historic mining operations in

              HECLA MINING COMPANY and SUBSIDIARIES

          the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint on May 17, 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery and the defendant mining companies have filed a number of summary judgment motions which are currently pending before the Court. On March 31, 1998, the Court in its first substantial ruling in this case, denied the United States' request for "record review" of its natural resource damage claims, which could have limited the Company's rights to pretrial discovery and the use of witnesses and other evidence to be presented at trial in the Company's defense.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

          At March 31, 1998, the Company's accrual for remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.8 million. These expenditures are anticipated to be made over the next four years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern
          Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of March 31, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

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

              HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12 -    Fixed Charge Coverage Ratio Calculation

               13 - First Quarter Report to Shareholders for the quarter ended March 31, 1998, for release dated April 30, 1998.

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


                                     HECLA MINING COMPANY
                              ----------------------------------
                                        (Registrant)



Date: May 7, 1998             By    /s/ Arthur Brown
                                ---------------------------------
                                Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date: May 7, 1998             By   /s/ Stanley E. Hilbert
                                ---------------------------------
                                S. E. Hilbert,
                                   Corporate Controller
                                   (Chief Accounting Officer)

                         EXHIBIT INDEX


Exhibit
  No.                Description

--------        ----------------------

12              Fixed Charge Coverage Ratio Calculation

13 First Quarter Report to Shareholders for the quarter ended March 31, 1998, for release dated
                April 30, 1998

27              Financial Data Schedule