Form 10-Q
period 1998-06-30
HECLA MINING CO/DE/
filed 1998-08-10
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998


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
                         ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding July 31, 1998
----------------------------         -------------------------
   Common stock, par value                55,104,639 shares
      $0.25 per share

             HECLA MINING COMPANY and SUBSIDIARIES

                           FORM 10-Q

              FOR THE QUARTER ENDED JUNE 30, 1998


                           I N D E X*

                                                              Page
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - June 30,
             1998 and December 31, 1997                         3

           - Consolidated Statements of Operations
             and Comprehensive Income (Loss) - Three
             Months and Six Months Ended June 30,
             1998 and 1997                                      4

           - Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 1998 and 1997                5

           - Notes to Consolidated Financial Statements         6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations     14


PART II. - Other Information

    Item 1 - Legal Proceedings                                 30

    Item 4 - Annual Meeting of Shareholders                    34

    Item 6 - Exhibits and Reports on Form 8-K                  35










*Items omitted are not applicable.

                 PART I - FINANCIAL INFORMATION

              HECLA MINING COMPANY and SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (unaudited)
                (In thousands, except share data)

                                                     June 30,    December 31,
                                                      1998          1997
                                                   -----------   ------------
                                ASSETS
Current assets:
 Cash and cash equivalents                           $   6,108    $   3,794
 Accounts and notes receivable                          34,697       24,445
 Income tax refund receivable                            1,087          793
 Inventories                                            20,701       22,116
 Other current assets                                    2,212        1,416
                                                     ---------    ---------
      Total current assets                              64,805       52,564
Investments                                              3,204        2,521
Restricted investments                                   7,207        7,926
Properties, plants and equipment, net                  177,421      180,037
Other noncurrent assets                                  8,321        7,620
                                                     ---------    ---------
      Total assets                                   $ 260,958    $ 250,668
                                                     =========    =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses               $  13,381    $  12,590
 Accrued payroll and related benefits                    3,343        2,436
 Preferred stock dividends payable                       2,012        2,012
 Accrued taxes                                           1,179        1,016
 Accrued reclamation and closure costs                   5,668        6,914
                                                     ---------    ---------
      Total current liabilities                         25,583       24,968
Deferred income taxes                                      300          300
Long-term debt                                          32,513       22,136
Accrued reclamation and closure costs                   31,667       34,406
Other noncurrent liabilities                             8,641        8,518
                                                     ---------    ---------
      Total liabilities                                 98,704       90,328
                                                     ---------    ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
 authorized 5,000,000 shares, issued
 and outstanding - 2,300,000 shares,
 liquidation preference $117,012                           575          575
Common stock, $0.25 par value,
 authorized 100,000,000 shares;
 issued 1998 - 55,166,728;
 issued 1997 - 55,156,324                               13,792       13,789
Capital surplus                                        374,017      373,966
Accumulated deficit                                   (220,325)    (222,143)
Accumulated other comprehensive loss                    (4,919)      (4,961)
Less treasury stock, at cost;
 1998 and 1997 - 62,089 shares                            (886)        (886)
                                                     ---------    ---------
      Total shareholders' equity                       162,254      160,340
                                                     ---------    ---------
       Total  liabilities and shareholders' equity   $ 260,958    $ 250,668
                                                     =========    =========



 The accompanying notes are an integral part of the consolidated financial statements.

                               -3-

                   HECLA MINING COMPANY and SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                (Unaudited)

      (Dollars and shares in thousands, except for per-share amounts)

                                                         Three Months Ended             Six Months Ended
                                                   -----------------------------   -----------------------------
                                                   June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                                   -------------   -------------   -------------   -------------
Sales of products                                      $  45,655       $  46,069       $  85,784       $  88,525
                                                       ---------       ---------       ---------       ---------

Cost  of  sales and other direct production costs         36,487          34,234          67,014          68,160
Depreciation,  depletion and amortization                  5,048           5,051          10,174           9,403
                                                       ---------       ---------       ---------       ---------
                                                          41,535          39,285          77,188          77,563
                                                       ---------       ---------       ---------       ---------
Gross profit                                               4,120           6,784           8,596          10,962
                                                       ---------       ---------       ---------       ---------

Other operating expenses:
 General and administrative                                2,136           1,912           4,277           4,033
 Exploration                                               1,136           2,438           1,952           3,792
 Depreciation and amortization                                99              78             193             157
 Provision for closed operations and
   environmental matters                                      72             (41)            131             148
                                                       ---------       ---------       ---------       ---------
                                                           3,443           4,387           6,553           8,130
                                                       ---------       ---------       ---------       ---------

Income from operations                                       677           2,397           2,043           2,832
                                                       ---------       ---------       ---------       ---------

Other income (expense):
 Interest and other income                                 1,403           2,070           3,937           3,221
 Miscellaneous expense                                       (94)           (308)           (651)           (777)
 Gain on investments                                       1,155             - -           1,241             - -
 Interest expense:
   Interest costs                                           (865)           (585)         (1,605)         (1,420)
   Less amount capitalized                                   317             116             588             477
                                                       ---------       ---------       ---------       ---------
                                                           1,916           1,293           3,510           1,501
                                                       ---------       ---------       ---------       ---------

Income before income taxes                                 2,593           3,690           5,553           4,333
Income tax benefit (provision)                               403            (636)            290            (761)
                                                       ---------       ---------       ---------       ---------

Net income                                                 2,996           3,054           5,843           3,572
Preferred stock dividends                                 (2,013)         (2,013)         (4,025)         (4,025)
                                                       ---------       ---------       ---------       ---------

Income  (loss)  applicable to common shareholders            983           1,041           1,818            (453)
                                                       ---------       ---------       ---------       ---------

Other comprehensive income (loss), net of tax:
    Unrealized  holding gains (losses) on securities          61            (287)             42            (118)
                                                       ---------       ---------       ---------       ---------

Other comprehensive income (loss)                             61            (287)             42            (118)
                                                       ---------       ---------       ---------       ---------

Comprehensive income (loss)                            $   1,044       $     754       $   1,860       $    (571)
                                                       =========       =========       =========       =========

Basic  and diluted income (loss) per common share      $    0.02       $    0.02       $    0.03       $   (0.01)
                                                       =========       =========       =========       =========

Cash dividends per common share                        $     - -       $     - -       $     - -       $     - -
                                                       =========       =========       =========       =========

Weighted average number of common
 shares outstanding                                       55,102          55,091          55,098          53,960
                                                       =========       =========       =========       =========

 The accompanying notes are an integral part of the consolidated financial statements.

                                    -4-

              HECLA MINING COMPANY and SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)

                                                                              Six Months Ended
                                                                       -------------------------------
                                                                       June 30, 1998     June 30, 1997
                                                                       -------------     -------------
Operating activities:
 Net income                                                              $   5,843         $   3,572
 Noncash elements included in net income:
  Depreciation, depletion and amortization                                  10,367             9,560
  Gain on disposition of properties,
   plants and equipment                                                     (2,326)           (1,089)
  Gain on sale of investments                                               (1,241)              - -
     Provision for reclamation and closure costs                               287               474
 Change in:
  Accounts and notes receivable                                            (10,252)           (7,407)
  Income tax refund receivable                                                (294)              179
  Inventories                                                                1,415             3,104
  Other current assets                                                        (796)              694
  Accounts payable and accrued expenses                                        671            (5,330)
  Accrued payroll and related benefits                                         907              (185)
  Accrued taxes                                                                163              (229)
  Accrued reclamation and closure costs and
   other noncurrent liabilities                                             (4,149)           (5,017)
                                                                         ---------         ---------
 Net cash provided (used) by operating activities                              595            (1,674)
                                                                         ---------         ---------

Investing activities:
   Additions to properties, plants and equipment                            (8,825)          (10,322)
 Proceeds from disposition of properties,
  plants and equipment                                                       3,506             1,242
 Proceeds from sale of investments                                           1,241               - -
 Decrease in restricted investments                                            719            13,784
 Purchase of investments and change in cash
  surrender value of life insurance, net                                      (641)             (783)
 Other, net                                                                   (807)            1,740
                                                                         ---------         ---------
Net cash provided (used) by investing activities                            (4,807)            5,661
                                                                         ---------         ---------

Financing activities:
    Common stock issued under stock and stock option plans                      54                46
   Common stock issuance, net of offering costs                               -  -            23,400
 Preferred stock dividends                                                  (4,025)           (4,025)
 Borrowings on long-term debt                                               26,500            27,000
 Payments on long-term debt                                                (16,003)          (50,067)
                                                                         ---------         ---------
Net cash provided (used) by financing activities                             6,526            (3,646)
                                                                         ---------         ---------

Net increase in cash and cash equivalents                                    2,314               341
Cash and cash equivalents at beginning of period                             3,794             7,159
                                                                         ---------         ---------

Cash and cash equivalents at end of period                               $   6,108         $   7,500
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

Note 3.   The   components   of   the   income  tax   provision   (benefit)
          for the six months ended June 30, 1998 and 1997 are as follows (in thousands):

                                                1998      1997
                                               ------    -----
          Current:
             State income taxes                $ 181     $ 133
             Federal                            (517)        9
             Foreign income taxes                 46       619
                                               -----     -----
                Total                          $(290)    $ 761
                                               =====     =====


          The Company's income tax provision (benefit) for the first half of 1998 and 1997 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to the availability of net operating losses.

              HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                              June 30,  Dec. 31,
                                               1998        1997
                                             ---------  --------
          Concentrates, bullion, metals
             in transit and other products   $  5,654   $  4,773
          Industrial mineral products           6,611      9,230
          Materials and supplies                8,436      8,113
                                             --------   --------
                                             $ 20,701   $ 22,116
                                             ========   ========


Note 5.   Contingencies

          - Bunker Hill

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. As of June 30, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $6.6 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near or longer term.

          Coeur d'Alene River Basin Natural Resource Damage
          Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or

              HECLA MINING COMPANY and SUBSIDIARIES

          control. The Company answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below.

          - U.S. Government Claims

          In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery. Summary judgment motions related to Federal Trusteeship of Natural Resources and the Statute of Limitations applicable to the federal government's natural resource damage claims are pending before the Court.

          In  May  1998,  the   EPA   announced    that  it   had
          commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in

              HECLA MINING COMPANY and SUBSIDIARIES

          support  of  its  response  cost  claims   asserted  in
          its March 1996 lawsuit.

          - State of Idaho Claims

          In March 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho (State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

          At June 30, 1998, the Company's accrual for remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.6 million. These expenditures are anticipated to be made over the next three years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern
          Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2

              HECLA MINING COMPANY and SUBSIDIARIES

          million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of June 30, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

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

Note 6. At June 30, 1998, there was $22.5 million outstanding under the Company's $55.0 million revolving and term loan credit facility (Loan Facility) classified as long-
          term  debt.   The  Company was in compliance  with  all
          restrictive covenants of the Loan Facility as of June 30, 1998. In addition to the borrowings under the Loan Facility, the Company also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid
          waste disposal revenue bonds as of June 30, 1998.   The
          amount available to borrow under the Loan Facility is reduced by the $9.8 million amount of tax-exempt, solid
          waste  bonds.   At June 30, 1998, the Company  had  the
          ability to borrow approximately an additional $20.0 million under the Loan Facility.

Note 7. The following table presents a reconciliation of the numerators (net income or [loss]) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at income (loss) applicable to common

              HECLA MINING COMPANY and SUBSIDIARIES

          shareholders  for  the  three months  and  six  months
          ended June 30, 1998  and 1997 in   computing basic and
          diluted income (loss) per common share (in thousands).

                                           Three Months Ended June 30,
                           ----------------------------------------------------------
                                       1998                         1997
                           ----------------------------  ----------------------------
                              Net            Per-Share      Net             Per-Share
                            Income   Shares   Amount      Income    Shares    Amount
                           -------   ------   ------     -------    ------    ------
Net income                 $ 2,996                       $ 3,054
Less:  Preferred
 stock dividends            (2,013)                       (2,013)
                           -------                       -------
Basic income applicable to
 common shareholders           983   55,102   $ 0.02       1,041    55,091    $ 0.02

Effect of dilutive
 securities                    - -       10      - -         - -       - -       - -
                           -------   ------   ------     -------    ------    ------
Diluted income applicable
 to common shareholders    $   983   55,112   $ 0.02     $ 1,041    55,091    $ 0.02
                           =======   ======   ======     =======    ======    ======

                                              Six Months Ended June 30,
                           -----------------------------------------------------------
                                       1998                         1997
                           ---------------------------   -----------------------------
                              Net           Per-Share       Net              Per-Share
                            Income   Shares  Amount       Income    Shares    Amount
                           -------   ------  ------      -------    ------    ------
Net income                 $ 5,843                       $ 3,572
Less:  Preferred
 stock dividends            (4,025)                       (4,025)
                           -------                       -------
Basic income (loss) applicable
 to common shareholders      1,818   55,098  $ 0.03         (453)   53,960    $(0.01)

Effect of dilutive
 securities                    - -      - -     - -          - -       - -       - -
                           -------   ------  ------      -------    ------    ------
Diluted income (loss) applicable
 to common shareholders    $ 1,818   55,098  $ 0.03      $  (453)   53,960    $(0.01)
                           =======   ======  ======      =======    ======    ======

          The foregoing calculations of diluted earnings per share for each of the three months and six months then ended June 30, 1998 and 1997 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. For the six months ended June 30, 1998 and 1997, these calculations also excluded the effects of 1,678,500 and 1,024,077 shares of common stock issuable upon exercise of stock options as of June 30, 1998 and 1997, respectively, as their exercise would be antidilutive. For the three months ended June 30, 1998 and 1997, these calculations also excluded the effects of 1,198,000 and 1,024,077 shares

              HECLA MINING COMPANY and SUBSIDIARIES

          of  common  stock  issuable   upon  exercise  of  stock
          options as of June 30, 1998 and 1997, respectively, as their exercise would be antidulitive.

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

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not expect the adoption of this standard to have a material impact on the financial condition or results of operations of the Company.

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

          In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for
          Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts,

              HECLA MINING COMPANY and SUBSIDIARIES

          (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company does not believe the adoption of this standard will have a material impact on the financial condition or results of operations of the Company.

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

          Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves and future projects, the impact of metals prices and metal production volatility, changing market conditions and the regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of the Company's 1997 Annual Report on Form 10-K). As a result, actual results may differ materially from those projected, expressed or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements as circumstances change or develop.

          The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1997. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in 1998, the Company expects to

              HECLA MINING COMPANY and SUBSIDIARIES

          record income or (loss) in the range of $1.0 million to $(5.0) million after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending December 31, 1998. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1998 will be as projected.

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

          During the first six months of 1998, the Company produced approximately 67,000 ounces of gold compared to approximately 89,000 ounces of gold production in the first six months of 1997. The decrease in gold production in 1998 is the result of the suspension of operations at the Grouse Creek mine in April 1997 and decreased gold production at the La Choya mine in 1998, partly offset by increased gold production at the Rosebud mine where operations commenced in April 1997. The Company's gold production in the first six months of 1998 was from the following sources: the Rosebud mine - approximately 32,000 ounces; the La Choya mine - approximately 23,000 ounces; the Greens Creek mine - approximately 8,000 ounces; and an additional 4,000
          ounces   from  other  sources.   For  the  year  ending
          December 31, 1998, the Company expects to produce between 120,000 and 128,000 ounces of gold compared to actual 1997 gold production of approximately 174,000 ounces of gold. The 1998 estimated gold production includes 60,000 to 64,000 ounces from the Company's interest in the Rosebud mine, 41,000 to 44,000 ounces

              HECLA MINING COMPANY and SUBSIDIARIES

          from the Company's La Choya mine, 16,000 to 17,000 ounces from the Company's interest in the Greens Creek mine, and 3,000 ounces from other sources.

          In the first six months of 1998, the Company produced approximately 3.2 million ounces of silver compared to the first six months of 1997 silver production of 2.5 million ounces. The increase in silver production in 1998 is principally the result of increased silver production at the Lucky Friday mine due to mining in the higher silver grade expansion area in the 1998 period. The Company's silver production in the first six months of 1998 was principally from the Lucky Friday mine - approximately 1.8 million ounces, the Greens Creek mine - approximately 1.3 million ounces, and the Rosebud mine - approximately 0.1 million ounces. The Company's silver production for 1998 is expected to be between 6.9 and 7.1 million ounces compared to 1997 production of approximately 5.1 million ounces. The 1998 estimated silver production includes 4.1 to 4.2 million ounces from the Lucky Friday mine, 2.5 to 2.6 million ounces from the Company's interest in the Greens Creek mine and an additional 0.3 million ounces from other sources.

          The Company's shipments of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates, are expected to increase in 1998 to approximately 1,087,000 tons compared to 1,026,000 tons in 1997. Additionally, the Company expects to ship approximately 1,037,000 cubic yards of landscape material from its Mountain West Products operation in 1998 compared to 891,000 cubic yards in 1997.

          RESULTS OF OPERATIONS

          FIRST SIX MONTHS 1998 COMPARED TO FIRST SIX MONTHS 1997

          The Company reported net income of approximately $5.8 million, or $0.11 per share on both a basic and diluted basis, in the first six months of 1998 compared to net income of approximately $3.6 million, or $0.07 per share on both a basic and diluted basis, in the same period of 1997. After $4.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's income applicable to common shareholders for the first six

              HECLA MINING COMPANY and SUBSIDIARIES

          months of 1998 was $1.8 million, or $0.03 per share on both a basic and diluted basis, compared to a loss of $0.5 million, or $0.01 per common share on both a basic and diluted basis, in the comparable 1997 period. The change in income in the first six months of 1998 was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

          Comparing the average metal prices for the six months of 1998 with the comparable 1997 period, gold decreased by 14% to $297 per ounce from $347 per ounce, silver increased by 22% to $5.97 per ounce from $4.89 per ounce, lead decreased by 17% to $0.246 per pound from $0.296 per pound, and zinc decreased by 14% to $0.480 per pound from $0.561 per pound. During the first six months of 1998, the Company's realized gold price per ounce decreased 19% from $373 per ounce in the first six months of 1997 to $303 per ounce in the same period in 1998.

          Sales of the Company's products decreased by approximately $2.7 million, or 3%, in the first six months of 1998 as compared to the same period in 1997. The decreased product sales resulted from lower sales totaling approximately $12.3 million from the gold operations due to decreased production at the Grouse Creek and La Choya mines, and a lower gold price. The decrease in sales from the gold operations was partly offset by increased sales from the industrial minerals segment of $6.4 million where sales improved at both the K-T Clay companies and MWCA, and increased sales from the silver operations of $3.1 million due to increased production and a higher silver price, partly offset by lower lead and zinc prices.

          Cost of sales and other direct production costs decreased approximately $1.1 million, or 2%, from the first six months of 1997 to the comparable 1998 period primarily attributable to (1) decreased production costs of $9.2 million at the Grouse Creek mine where operations were suspended in April 1997 and (2) decreased production costs at the La Choya mine of $2.9 million, due to lower production. These decreases in cost of sales and other direct production costs were partially offset by increases in operating costs at other operations including (1) increased production

              HECLA MINING COMPANY and SUBSIDIARIES

          costs of $5.9 million at the industrial minerals segment resulting from increased sales of products, a litigation settlement at K-T Clay, and organizational restructuring costs at MWCA; (2) increased production costs at the Rosebud mine totaling approximately $4.0 million due to the commencement of operations in April 1997; and (3) increased production costs at the Greens Creek mine of $1.5 million due to increased product shipments and mill throughput.

          Cost of sales and other direct production costs as a percentage of sales increased from 77.0% in the first half of 1997 to 78.1% in the comparable 1998 period. The slight increase is primarily due to decreased production and sales at the La Choya mine, partly offset by the suspension of operations at the higher cost Grouse Creek mine in April 1997, and the addition of the lower cost Rosebud mine in April 1997.

          Depreciation, depletion and amortization increased approximately $0.8 million, or 8%, from the first six months of 1997 to the comparable 1998 period primarily due to (1) increased depreciation at the Rosebud mine ($1.7 million) the result of operating six months in 1998 versus three months in 1997; (2) increased depreciation at the Lucky Friday mine ($0.4 million) due to increased production in the 1998 period; and (3) increased depreciation at the industrial minerals segment ($0.2 million). These increases were partly offset by decreased depreciation, depletion, and amortization at (1) the La Choya mine of $1.3 million due to fully depreciating the property, plant, and equipment as of December 31, 1997 and (2) the Greens Creek mine ($0.2 million).

          Cash   operating  cost,  total  cash   cost  and  total
          production cost per gold ounce increased from $169, $175 and $233 for the first six months of 1997 to $170, $181 and $239 for the comparable 1998 period, respectively.

          Cash operating cost, total cash cost and total production cost per silver ounce increased from $3.40, $3.40 and $5.27 in the first six months of 1997 to $4.06, $4.06 and $5.53 in the comparable 1998 period, respectively. The increases in the cost per silver ounce are due primarily to increased cost per ounce

              HECLA MINING COMPANY and SUBSIDIARIES

          amounts at the Greens Creek mine due to decreased silver production and the impact of lower gold, zinc, and lead prices on by-product credits, partly offset by decreased cost per ounce amounts at the Lucky Friday mine resulting from increased silver production. Gold, lead, and zinc are by-products of the Company's silver operations, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses decreased $1.6 million, or 19%, from the 1997 period to the 1998 period, due principally to decreased exploration expenditures of $1.8 million, most notably at Mexican exploration properties. This decrease was partly offset by increased general and administrative expenses of $0.2 million.

          Other income was $3.5 million in the first six months of 1998 compared to $1.5 million in the comparable 1997 period. The $2.0 million increase was primarily due to (1) a $1.2 million gain on sale of investments in 1998 and (2) an increase in interest and other income of $0.7 resulting from a gain on sale of land located near the Coeur d'Alene office of $2.3 million, partly offset by a 1997 gain on sale of an 8% interest in the Buckhorn Joint Venture, in Nevada, of $1.1 million and decreased royalty income of $0.5 million. Total interest cost increased approximately $0.2 million due to higher interest and fees associated with the Company's tax-exempt solid waste disposal bonds and the revolving and term loan facility. Capitalized interest costs increased $0.1 million principally due to increased capitalized interest at the Lucky Friday expansion project partly offset by decreased capitalized interest costs associated with the Rosebud mine.

          Income taxes decreased $1.1 million from a provision of $0.8 million in 1997 to a benefit of $0.3 million in the 1998 period. The benefit in 1998 relates principally to the carry back of certain environmental remediation expenditures for federal income tax purposes.

              HECLA MINING COMPANY and SUBSIDIARIES

          THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
                THREE MONTHS ENDED JUNE 30, 1997

          The Company had net income of approximately $3.0 million, or $.05 per share on both a basic and diluted basis, in the second quarter of 1998 compared to net income of approximately $3.1 million, or $0.06 per share on both a basic and diluted basis, in the same period of 1997. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's net income applicable to common shareholders for the second quarters of 1998 and 1997 was $1.0 million, or $0.02 per share on both a basic and diluted basis. The income in the second quarter of 1998 and the comparable 1997 period was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

          Comparing the average metals prices for the second quarter of 1998 with the comparable 1997 period, gold decreased by 13% to $300 per ounce from $343 per ounce, silver increased by 20% to $5.71 per ounce from $4.76 per ounce, lead decreased by 13% to $0.248 per pound from $0.284 per pound, and zinc decreased by 19% to $0.479 per pound from $0.590 per pound. During the second quarter of 1998, the Company's realized gold price per ounce decreased 17% from $371 per ounce in the second quarter of 1997 to $307 per ounce in 1998.

          Sales of the Company's products decreased by approximately $0.4 million, or 1%, in the second quarter of 1998 as compared to the same period in 1997. The decreased product sales resulted from lower sales totaling approximately $6.2 million from the gold operations resulting from decreased production at the Grouse Creek and La Choya mines, and a lower gold price. The decrease in sales from the gold operations were partly offset by increased sales from the industrial minerals segment of $4.1 million where sales improved at both the K-T Clay companies and MWCA, and increased sales from the silver operations of $1.7 million due to increased production and a higher silver price, partly offset by lower lead and zinc prices.

          Cost  of  sales  and  other  direct   production  costs
          increased $2.3 million, or 7%, from the  second quarter

              HECLA MINING COMPANY and SUBSIDIARIES

          of 1997 to the comparable 1998 period primarily due to (1) increased production costs at the Company's industrial minerals segment of $4.0 million the result of increased sales, a litigation settlement at K-T Clay, and organizational restructuring costs at MWCA;
          (2) increased costs at the Rosebud mine where operations commenced in April 1997 ($1.3 million); and
          (3) increased production costs at the Greens Creek mine due to increased product shipments and higher mill throughput ($0.9 million). These increases in cost of sales and other direct production costs were partially offset by decreases in operating costs at other operations totaling $3.9 million. These decreases are primarily attributable to (1) decreased production costs at the Grouse Creek mine of $2.3 million due to suspension of operations in April 1997 and (2) decreased production costs at the La Choya mine totaling approximately $1.4 million due to decreased production.

          Cost of sales and other direct production costs as a percentage of sales from products increased from 74.3% in the second quarter of 1997 to 79.9% in the comparable 1998 period. The increase is primarily due to decreased production and sales at the La Choya mine and higher costs as a percentage of sales at the industrial minerals operation, partly offset by the suspension of operations at the higher cost Grouse Creek mine in April 1997, and the addition of the lower cost Rosebud mine in April 1997.

          Depreciation, depletion and amortization remained constant at $5.0 million during the 1998 period, primarily the result of increased depreciation, depletion, and amortization at (1) the Greens Creek mine ($0.2 million); (2) the Lucky Friday mine ($0.2 million); (3) the Rosebud mine ($0.1 million); and (4) the industrial minerals segment ($0.1 million). These increases were offset by decreases in depreciation, depletion, and amortization at the La Choya mine of $0.6 million the result of the property, plant and equipment being fully depreciated as of December 31, 1997.

          Cash   operating  cost,  total  cash   cost  and  total
          production cost per gold ounce increased from $146, $155 and $225 for the second quarter of 1997 to $179,

              HECLA MINING COMPANY and SUBSIDIARIES

          $192 and $253 for the second quarter of 1998, respectively. The increase in the cash operating, total cash and total production cost per gold ounce is mainly attributed to lower production at the La Choya mine and higher production costs at the Rosebud mine.

          Cash  operating  and   total   cash   cost  per  silver
          ounce  increased  from $3.61 and $3.61  in  the  second
          quarter of 1997 to $3.70 and $3.70 in the second quarter of 1998, respectively. The slight increase is due to higher per ounce costs at Greens Creek due to lower silver production and lower by-product metal prices, partly offset by lower per ounce amounts at Lucky Friday as a result of increased silver production. Total production costs per ounce decreased slightly from $5.23 per ounce in the second quarter of 1997 to $5.14 per ounce in the second quarter of 1998 due to the same reasons discussed above combined with the higher percentage of overall silver production coming from the Lucky Friday mine which carries a lower per ounce depreciation rate as compared to the Greens Creek mine. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses decreased by $0.9 million, or 22%, from the 1997 period to the 1998 period, due principally to a decrease in exploration expenditures  of  $1.3  million  resulting  from  lower
          expenditures at Mexican exploration targets, partly offset by increased general and administrative costs of $0.2 million and an increase in the provision for closed operations and environmental matters of $0.1 million.

          Other income was $1.9 million in the 1998 period compared to $1.3 million in the 1997 period. The $0.6 million increase was primarily due to (1) a gain on sale of investments of $1.2 million in 1998 and (2) a decrease in miscellaneous expense of $0.2 million. These favorable items were partly offset by (1) a decrease in interest and other income of approximately $0.7 million, most notably from the 1997 gain on sale of an 8% interest in the Buckhorn Joint Venture in Nevada of $1.1 million, partly offset by a 1998 gain on sale of land located near the Coeur d'Alene office of $0.5 million and (2) increased net interest costs of

              HECLA MINING COMPANY and SUBSIDIARIES

          $0.1 million. Total interest cost increased $0.3 million due to increased borrowing in 1998 under the Company's revolving and term loan facility than in 1997. Capitalized interest costs increased $0.2 million principally due to increased capitalized interest costs associated with the Lucky Friday expansion project.

          Income taxes decreased $1.0 million from a provision of $0.6 million in 1997 to a benefit of $0.4 million in the 1998 period. The benefit in 1998 relates principally to the carryback of certain environmental remediation expenditures for federal income tax purposes.

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

          At June 30, 1998, assets totaled approximately $261.0 million and shareholders' equity totaled approximately $162.3 million. Cash and cash equivalents increased by $2.3 million to $6.1 million at June 30, 1998 from $3.8 million at the end of 1997.

              HECLA MINING COMPANY and SUBSIDIARIES

          During the first half of 1998, approximately $6.5 million of cash was provided by financing activities. The major source of cash was borrowings of long-term debt of $26.5 million. This source was partially offset by uses of cash, including repayments of long-term debt of $16.0 million, and payment of preferred stock dividends of $4.0 million.

          Operating activities provided approximately $0.6 million of cash during the first half of 1998. The primary sources of cash were from Rosebud, Greens Creek, La Choya, and the industrial minerals segment. Significant uses of cash included (1) a $10.3 million increase in accounts and notes receivable principally due to seasonal sales at MWCA and increased sales at Greens Creek, Lucky Friday, and the K-T Clay group and
          (2) $4.1 million for reclamation activities and other noncurrent liabilities. Principal noncash charges included depreciation, depletion, and amortization of approximately $10.4 million and provision for reclamation and closure costs of $0.3 million.

          The Company's investing activities used $4.8 million of cash during the first half of 1998. The most significant uses of cash were (1) additions to properties, plants, and equipment totaling $8.8 million, including significant additions at the Lucky Friday mine of $4.4 million, the industrial minerals segment of $2.1 million, the Greens Creek mine of $1.3 million, and other additions, including capitalized interest of $1.0 million; (2) the purchase of investments and increase in cash surrender value of life insurance required cash of approximately $0.6 million. These uses of cash were partly offset by (1)
          proceeds from disposition of properties, plants, and equipment during the first six months of 1998 totaling approximately $3.5 million, principally from sale of land located near the Company's corporate headquarters;
          (2) proceeds from the sale of investments of $1.2 million; and (3) the release of restricted investments ($0.7 million).

          The Company estimates that capital expenditures to be incurred during the remainder of 1998 will be approximately $8.7 million including capitalized interest costs of $0.4 million. These capital expenditures, excluding capitalized interest, consist

              HECLA MINING COMPANY and SUBSIDIARIES

          primarily of (1) capitalized expenditures at the Company's industrial minerals operations totaling approximately $2.9 million; (2) capitalized expenditures at Greens Creek of $2.2 million; (3) development expenditures at the Lucky Friday expansion project expected to total approximately $1.9 million; and (4) other capitalized expenditures of $1.7 million. These planned capital expenditures are anticipated to be funded from operating activities, and amounts available under the revolving term loan credit facility. There can be no assurance that actual capitalized expenditures will be as projected based upon the uncertainties associated with capital expenditure estimates, the Company's ability to generate funds from operating activities, and the availability of amounts under the revolving term loan credit facility.

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

          At June 30, 1998, there was $22.5 million outstanding under the Company's $55.0 million revolving and term loan credit facility classified as long-term debt. The Company was in compliance with all restrictive covenants of the facility as of June 30, 1998. In addition to the borrowings under the Loan Facility, the Company also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of June 30, 1998. The amount available to borrow under the Loan Facility was reduced by the $9.8 million amount of tax-exempt, solid waste disposal bonds. At June 30, 1998, the Company had the ability to borrow approximately an additional $20.0 million under the Loan Facility.

              HECLA MINING COMPANY and SUBSIDIARIES

          The Company's planned environmental and reclamation expenditures for the balance of 1998 are expected to be approximately $7.5 to $8.5 million, principally for environmental and reclamation activities at the Grouse Creek mine, the Bunker Hill Superfund site, the Republic mine, the Coeur d'Alene River Basin, the American Girl mine, the Yellow Pine mine, the Durita property, and the Cactus mine. As with any estimate of this nature, it is reasonably possible that the Company's estimate of environmental and reclamation expenditures may change.

          Exploration expenditures for the balance of 1998 are estimated to be approximately $2.5 to $3.0 million. The Company's exploration strategy is to focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties. Accordingly, domestic exploration expenditures will be incurred principally at the Greens Creek, Rosebud, and Lucky Friday mines. Foreign exploration efforts in 1998 will center primarily on targets in Mexico and South America.

          In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity, or when the Company matches specific production to a contract. For contracts where the net position is settled in cash, revenues are recognized on the original settlement date of the contracts. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

              HECLA MINING COMPANY and SUBSIDIARIES

          At June 30, 1998, the Company had forward sales commitments through June 30, 1999 for 6,000 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $270,000 as of June 30, 1998. The London Final gold price at June 30, 1998, was $296. Additionally, at June 30, 1998, the Company had forward sales commitments through June 30, 1999 for 1,250,000 ounces of silver at an average price of $6.18. If the Company's forward silver sales commitments were closed on June 30, 1998, the estimated fair value of these commitments was approximately $728,000. The Handy & Harman silver price at June 30, 1998 was $5.38. The nature and purpose of the forward sales contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of June 30, 1998.

          As of June 30, 1998, the Company had settled 6,000 ounces of forward gold sales contracts with scheduled deliveries from July through December 1998. The Company received $347,000 upon settlement of these contracts and will recognize this revenue over the balance of 1998.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          2000 problem has been completed, and changes to the programs began in 1997 that are anticipated to be completed by the end of 1998. An internal study is currently under way to determine the full scope and related costs of the Year 2000 problem with respect to other systems the Company maintains to ensure that the Company's systems continue to meet its internal needs and those of its customers. As a part of the internal study, the Company is also addressing key vendors and customers to determine the impact, if any, on the
          Company's business. The internal study and the resulting work requirements of the study are expected to be completed by the end of 1998, although, there can be no assurance that all steps will be completed in a timely manner, until the full scope of the Year 2000 problem is evaluated. The Company currently does not believe that the Year 2000 problem will have a material impact on the Company's financial condition or results of operations. The Company currently estimates that the cost of evaluating and correcting Year 2000 problems will be in the range of $180,000 to $225,000, although the ultimate amount may be greater depending on the results of the aforementioned internal study.

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

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company does not expect the adoption of this standard to have a material impact on the

              HECLA MINING COMPANY and SUBSIDIARIES

          financial   condition  or  results   of  operations  of
          the Company.

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

          In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for
          Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company does not believe the adoption of this standard will have a material impact on the financial condition or results of operations of the Company.

                  PART II - OTHER INFORMATION

             HECLA MINING COMPANY and SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

          - Bunker Hill

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settles the Company's response-cost liability under Superfund at the Bunker Hill Site. As of June 30, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $6.6 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near or longer term.

          Coeur d'Alene River Basin Natural Resource Damage
          Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below.

          - U.S. Government Claims

          In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the

              HECLA MINING COMPANY and SUBSIDIARIES

          Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage litigation with this lawsuit for discovery and other limited pretrial purposes. The case is proceeding through discovery. Summary judgment motions related to Federal Trusteeship of Natural Resources and the Statute of Limitations applicable to the federal government's natural resource damage claims are pending before the Court.

          In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

          - State of Idaho Claims

          In March 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho (State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State Trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's

              HECLA MINING COMPANY and SUBSIDIARIES

          natural  resource   damage  claims  and  to  grant  the
          Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

          At June 30, 1998, the Company's accrual for remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.6 million. These expenditures are anticipated to be made over the next three years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern
          Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of June 30, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

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

              HECLA MINING COMPANY and SUBSIDIARIES

ITEM 4.   ANNUAL MEETING OF SHAREHOLDERS


          At the annual meeting of shareholders held on May 8, 1998 the following matters were voted on by the Company's shareholders:

               Election of Three Directors:

                                      Votes              Votes
                                       For             Withheld
                                      -----            --------

          Ted Crumley              42,765,487          2,223,749
                                   ----------          ---------

          Charles L. McAlpine      42,769,004          2,220,232
                                   ----------          ---------

          Jorge E. Ordonez C.      42,766,746          2,222,490
                                   ----------          ---------


          Approval of selection of
          Coopers & Lybrand L.L.P. as
          the Company's Auditors for 1998

                              Votes         Votes
                               For         Against     Abstentions
                              -----        -------     -----------

                           44,522,781        248,979       217,476
                           ----------     ----------   -----------

              HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12  -   Fixed   Charge  Coverage Ratio Calculation

               13  -   Second  Quarter Report to Shareholders for
                       the  quarter    ended  June  30, 1998, for
                       release  dated  August 4, 1998.

               27  -   Financial Data Schedule

          (b)  Reports on Form 8-K

                       None


Items 2, 3, and 5 of Part II are omitted from this report as inapplicable.

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


                                     HECLA MINING COMPANY
                              ----------------------------------
                                        (Registrant)



Date: August 10, 1998         By   /s/ Arthur Brown
                                --------------------------------
                                Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date: August 10, 1998         By    /s/ Stanley E. Hilbert
                                 -------------------------------
                                 S. E. Hilbert,
                                   Corporate Controller
                                   (Chief Accounting Officer)

                         EXHIBIT INDEX


Exhibit
  No.                Description

--------        ----------------------

12              Fixed Charge Coverage Ratio Calculation

13 Second Quarter Report to Shareholders for the quarter ended June 30, 1998, for release dated
                August 4, 1998

27              Financial Data Schedule