Form 10-Q
period 1998-09-30
HECLA MINING CO/DE/
filed 1998-11-12
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998


Commission file number      1-8491
                       ------------------------------------------

                            HECLA MINING COMPANY
-----------------------------------------------------------------
                                -
     (Exact name of registrant as specified in its charter)

                Delaware                          82-0126240
---------------------------------------      --------------------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

      6500 Mineral Drive
      Coeur d'Alene, Idaho                      83815-8788
----------------------------------------     --------------------
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
                         ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding October 30, 1998
----------------------------         ----------------------------
   Common stock, par value                 55,104,639 shares
      $0.25 per share

             HECLA MINING COMPANY and SUBSIDIARIES

                           FORM 10-Q

            FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                           I N D E X*

                                                              PAGE
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - September 30,
             1998 and December 31, 1997                         3

           - Consolidated Statements of Operations and
             Comprehensive Loss - Three Months and Nine
             Months Ended September 30, 1998 and 1997           4

           - Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1998 and 1997           5

           - Notes to Consolidated Financial Statements         6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations     15


PART II. - Other Information

    Item 1 - Legal Proceedings                                 32

    Item 6 - Exhibits and Reports on Form 8-K                  36











*Items omitted are not applicable.

                 PART I - FINANCIAL INFORMATION
                HECLA MINING COMPANY and SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (unaudited)
                  (In thousands, except share data)

                                                  September 30,   December 31,
                                                      1998            1997
                                                  -------------   ------------
                                ASSETS
Current assets:
 Cash and cash equivalents                          $   4,085      $   3,794
 Accounts and notes receivable, net                    30,664         24,445
 Income tax refund receivable                           1,087            793
 Inventories                                           23,734         22,116
 Other current assets                                   2,148          1,416
                                                    ---------      ---------
      Total current assets                             61,718         52,564
Investments                                             3,130          2,521
Restricted investments                                  7,061          7,926
Properties, plants and equipment, net                 176,847        180,037
Other noncurrent assets                                 8,660          7,620
                                                    ---------      ---------
      Total assets                                  $ 257,416      $ 250,668
                                                    =========      =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses              $  12,405        $12,590
 Accrued payroll and related benefits                   3,308          2,436
 Preferred stock dividends payable                      2,012          2,012
 Accrued taxes                                          1,031          1,016
 Accrued reclamation and closure costs                  9,160          6,914
                                                    ---------      ---------
      Total current liabilities                        27,916         24,968
Deferred income taxes                                     300            300
Long-term debt                                         35,958         22,136
Accrued reclamation and closure costs                  25,140         34,406
Other noncurrent liabilities                            8,703          8,518
                                                    ---------      ---------
      Total liabilities                                98,017         90,328
                                                    ---------      ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
 authorized 5,000,000 shares, issued
 and outstanding - 2,300,000 shares,
 liquidation preference $117,012                          575            575
Common stock, $0.25 par value,
 authorized 100,000,000 shares;
 issued 1998 - 55,166,728;
 issued 1997 - 55,156,324                              13,792         13,789
Capital surplus                                       374,017        373,966
Accumulated deficit                                  (222,979)      (222,143)
Accumulated other comprehensive loss                   (5,120)        (4,961)
Less treasury stock, at cost;
 1998 and 1997 - 62,089 shares                           (886)          (886)
                                                    ---------      ---------
      Total shareholders' equity                      159,399        160,340
                                                    ---------      ---------
      Total  liabilities and shareholders' equity   $ 257,416      $ 250,668
                                                    =========      =========

 The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY and SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                           (Unaudited)

 (Dollars and shares in thousands, except for per-share amounts)

                                                          Three Months Ended                Nine Months Ended
                                                   -------------------------------    ------------------------------
                                                   Sept 30,  1998    Sept 30, 1997    Sept 30, 1998    Sept 30, 1997
                                                   --------------    -------------    -------------    -------------
Sales of products                                    $  38,611         $  41,204        $ 124,395        $ 129,729
                                                     ---------         ---------        ---------        ---------
Cost of sales and other direct production costs         29,904            30,032           96,918           98,192
Depreciation, depletion and amortization                 5,678             5,734           15,852           15,137
                                                     ---------         ---------        ---------        ---------
                                                        35,582            35,766          112,770          113,329
                                                     ---------         ---------        ---------        ---------
Gross profit                                             3,029             5,438           11,625           16,400
                                                     ---------         ---------        ---------        ---------
Other operating expenses:
 General and administrative                              1,669             1,951            5,946            5,984
 Exploration                                             1,396             1,738            3,348            5,530
 Depreciation and amortization                             100                76              293              233
 Provision for closed operations
   and environmental matters                               332                91              463              239
                                                     ---------         ---------        ---------        ---------
                                                         3,497             3,856           10,050           11,986
                                                     ---------         ---------        ---------        ---------
Income (loss) from operations                             (468)            1,582            1,575            4,414
                                                     ---------         ---------        ---------        ---------

Other income (expense):
 Interest and other income                                 744               739            4,681            3,960
 Miscellaneous expense                                    (536)             (383)          (1,187)          (1,160)
 Gain on investments                                        53               - -            1,294              - -
 Interest expense:
   Total interest cost                                    (802)             (510)          (2,407)          (1,930)
   Less amount capitalized                                 362               132              950              609
                                                     ---------         ---------        ---------        ---------
                                                          (179)              (22)           3,331            1,479
                                                     ---------         ---------        ---------        ---------
Income (loss) before income taxes                         (647)            1,560            4,906            5,893
Income tax benefit (provision)                               6              (625)             296           (1,386)
                                                     ---------         ---------        ---------        ---------

Net income (loss)                                         (641)              935            5,202            4,507
Preferred stock dividends                               (2,013)           (2,013)          (6,038)          (6,038)
                                                     ---------         ---------        ---------        ---------
Loss applicable to common shareholders                  (2,654)           (1,078)            (836)          (1,531)
                                                     ---------         ---------        ---------        ---------
Other comprehensive loss, net of tax:
 Unrealized holding losses on securities                  (139)             (147)             (97)            (265)
 Reclassification adjustment for gain included
   in net loss                                             (62)              - -              (62)             - -
                                                     ---------         ---------        ---------        ---------

Other comprehensive loss                                  (201)             (147)            (159)            (265)
                                                     ---------         ---------        ---------        ---------
Comprehensive loss                                   $  (2,855)        $  (1,225)       $    (995)       $  (1,796)
                                                     =========         =========        =========        =========
Basic and diluted loss per common share              $   (0.05)        $   (0.02)       $   (0.02)       $   (0.03)
                                                     =========         =========        =========        =========
Cash dividends per common share                      $     - -         $     - -        $     - -        $     - -
                                                     =========         =========        =========        =========
Weighted average number of common
 shares outstanding                                     55,105            55,095           55,100           54,300
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

                               -4-

              HECLA MINING COMPANY and SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)


                                                                       Nine Months Ended
                                                               -------------------------------
                                                               Sept 30, 1998     Sept 30, 1997
                                                               -------------     -------------
Operating activities:
 Net income                                                       $    5,202        $    4,507
 Noncash elements included in net income:
   Depreciation, depletion and amortization                           16,145            15,370
   Gain on disposition of properties, plants and equipment            (2,259)           (1,125)
   Gain on investments                                                (1,294)              - -
   Provision for reclamation and closure costs                           436               776
 Change in:
   Accounts and notes receivable                                      (6,219)           (2,968)
   Income tax refund receivable                                         (294)              405
   Inventories                                                        (1,618)            2,560
   Other current assets                                                 (732)              538
   Accounts payable and accrued expenses                                (360)           (4,639)
   Accrued payroll and related benefits                                  872              (212)
   Accrued taxes                                                          15               219
   Accrued reclamation and other noncurrent liabilities               (7,271)           (9,629)
                                                                  ----------        ----------
 Net cash provided by operating activities                             2,623             5,802
                                                                  ----------        ----------
Investing activities:
 Additions to properties, plants and equipment                       (14,073)          (16,792)
 Proceeds from disposition of properties, plants and equipment         3,548             1,865
 Proceeds from the sale of investments                                 1,294               - -
 Decrease in restricted investments                                      865            13,792
 Purchase of investments and increase in cash surrender value
   of life insurance, net                                               (768)           (1,211)
 Other, net                                                           (1,211)            1,588
                                                                  ----------        ----------
 Net cash used by investing activities                               (10,345)             (758)
                                                                  ----------        ----------
Financing activities:
 Common stock issued under stock and stock option plans                   54                46
 Issuance of common stock, net of offering costs                         - -            23,370
 Dividends on preferred stock                                         (6,038)           (6,038)
 Borrowing on long-term debt                                          33,000            46,300
 Repayment of long-term debt                                         (19,003)          (70,571)
                                                                  ----------        ----------
 Net cash provided (used) by financing activities                      8,013            (6,893)
                                                                  ----------        ----------
 Net increase (decrease) in cash and cash equivalents                    291            (1,849)
 Cash and cash equivalents at beginning of period                      3,794             7,159
                                                                  ----------        ----------
 Cash and cash equivalents at end of period                       $    4,085        $    5,310
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

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented are unaudited. However, the balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet described in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Note 3.   The  components  of the income tax provision  (benefit)
          for  the nine months ended September 30, 1998 and  1997
          are as follows (in thousands):

                                                1998      1997
                                               ------    ------
          Current:
             State                             $  184    $  229
             Federal                             (529)       (4)
             Foreign                               49     1,161
                                               ------    ------
                Total                          $ (296)   $1,386
                                               ======    ======

          The Company's income tax provision (benefit) for the first nine months of 1998 and 1997 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability of net operating losses.

              HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                             Sept. 30,   Dec. 31,
                                               1998        1997
                                             --------    --------
          Concentrates, bullion, metals
             in transit and other products   $  7,890    $  4,773
          Industrial mineral products           7,443       9,230
          Materials and supplies                8,401       8,113
                                             --------    --------
                                             $ 23,734    $ 22,116
                                             ========    ========

Note 5.   Contingencies

          - Bunker Hill Superfund Sites

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settled the Company's response-cost liability under Superfund at the Bunker Hill Site. As of September 30, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $5.6 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near term.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States
          Natural  Resources Damage litigation  described  below.

          - U.S. Government Claims

          In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage (NRD) litigation with this lawsuit for discovery and other limited pretrial purposes.

          On September 30, 1998, the Federal District Court granted the Company's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of EPA to comply with federal law and EPA regulations in expanding the Natural Priority List site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the
          effect  of  extending the statute of limitations.   The
          United States is seeking permission to appeal the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. Summary judgment motions related to i) the

              HECLA MINING COMPANY and SUBSIDIARIES

          extent of Federal Trusteeship over Natural Resources in the Coeur d'Alene Basin, ii) a constitutional challenge to the retroactive application of Superfund liability at the site, and iii) case management are pending before the Court.

          In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

          - State of Idaho Claims

          In March 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho
          (the State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

          At September 30, 1998, the Company's accrual for remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.6 million. These expenditures are anticipated to be made over the next three years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the

              HECLA MINING COMPANY and SUBSIDIARIES

          Company  by  the  EPA  and  the   Tribe   under  CERCLA
          related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of September 30, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          Other Claims

          - George Creque, Jr. et. al. vs. Cactus Gold Mines Co., et. al. (including The Company)

          On October 22, 1998, Hecla Mining Company and certain affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The Complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29,600,000,000 for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. The Company has provided notice and demand for defense/indemnity to its insurance carriers providing coverage for the Cactus Gold mine operation. To date, the Company has not received any response from the carriers. The Company has retained outside counsel to defend the Company in advance of any response from the insurance companies. Based on our preliminary review of the allegations in the Complaint as it relates to the historical

              HECLA MINING COMPANY and SUBSIDIARIES

          operations  at  the   Cactus  Gold  mine,  the  Company
          believes the allegations are without merit.

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

Note 6. On September 30, 1998, the Company amended its revolving and term loan credit facility (the Bank Agreement). Under the terms of Bank Agreement, the Company may borrow up to $55.0 million on a revolving basis through December 31, 2001, repayable in eight quarterly installments beginning October 31, 2001. At September 30, 1998, there was $26.0 million outstanding under the Bank Agreement classified as long-term debt. The Company was in compliance with all restrictive covenants of the Bank Agreement as of September 30, 1998. In addition to the borrowings under the Bank
          Agreement, the Company also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of September 30, 1998. The amount available to borrow under the Bank Agreement is reduced by the $9.8 million amount of tax-exempt, solid waste bonds. At September 30, 1998, the Company had the ability to borrow approximately an additional $19.0 million under the Bank Agreement.

              HECLA MINING COMPANY and SUBSIDIARIES

Note 7. The following table presents a reconciliation of the numerators (net income or loss) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to preferred stock dividends in arriving at income (loss) applicable to common shareholders for the three- and nine-month periods ended September 30, 1998 and 1997 in computing basic and diluted income (loss) per common share (in thousands).

                                              Three Months Ended September 30,
                              -------------------------------------------------------------
                                           1998                          1997
                              ----------------------------- -------------------------------
                                Net               Per-Share     Net               Per-Share
                                Loss      Shares   Amount   Income (loss) Shares   Amount
                              --------    ------  --------- ------------  ------  ---------
Net income (loss)             $   (641)                       $    935
Less:  Preferred
 stock dividends                (2,013)                         (2,013)
                              --------                        --------
Basic loss applicable to
  common  shareholders          (2,654)   55,105   $ (0.05)     (1,078)   55,095   $ (0.02)

Effect of dilutive
 securities                        - -       - -       - -         - -       - -       - -
                              --------    ------   -------    --------    ------   -------
Diluted loss applicable
  to  common  shareholders    $ (2,654)   55,105   $ (0.05)   $ (1,078)   55,095   $ (0.02)
                              ========    ======   =======    ========    ======   =======

                                                Nine Months Ended September 30,
                              ---------------------------------------------------------------
                                          1998                             1997
                              ------------------------------  -------------------------------
                                    Net            Per-Share     Net               Per-Share
                              Income (loss) Shares   Amount  Income (loss) Shares    Amount
                              ------------- ------ --------- ------------- ------ ----------

Net income                    $  5,202                        $  4,507
Less:  Preferred
 stock dividends                (6,038)                         (6,038)
                              --------                        --------
Basic loss applicable
   to common shareholders         (836)   55,100   $ (0.02)     (1,531)   54,300   $ (0.03)

Effect of dilutive
 securities                        - -       - -       - -         - -       - -       - -
                              --------    ------   -------    --------    ------   -------
Diluted loss applicable
  to  common  shareholders    $   (836)   55,100   $ (0.02)   $ (1,531)   54,300   $ (0.03)
                              ========    ======   =======    ========    ======   =======

          The foregoing calculations of diluted earnings per share for each of the three- and nine-month periods ended September 30, 1998 and 1997, exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. For the three- and

              HECLA MINING COMPANY and SUBSIDIARIES

          nine-month periods ended September 30, 1998 and 1997, these calculations also exclude the effects of 1,656,000 and 1,024,077 shares of common stock, respectively, issuable upon exercise of stock options as their exercise would be antidilutive.

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

          In June 1997, Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. Although the Company has not yet applied this standard, the Company does not expect the adoption of this standard to have a material impact on the financial condition or results of operations of the Company.

          In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for
          Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal

              HECLA MINING COMPANY and SUBSIDIARIES

          quarter.   The  Company  is  presently  evaluating  the
          effect the adoption of this standard will have on the financial condition and results of operations of the Company.

          In April 1998, Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities," was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of change in accounting principle for retroactive application of the standard. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company is presently evaluating the effect the adoption of SOP 98-5 will have on the financial condition and results of operations of the Company.

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

          Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves and future projects, the impact of metals prices and metal production volatility, changing market conditions and the regulatory environment, the impact of the Year 2000 computer issue, and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of the Company's 1997 Annual Report on Form 10-K). As a result, actual results may differ materially from those projected or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements as circumstances change or develop.

          The Company incurred losses applicable to common shareholders for each of the past three years in the period ended December 31, 1997. If the Company's estimates of market prices of gold, silver, lead, and zinc are realized in the fourth quarter of 1998, the

              HECLA MINING COMPANY and SUBSIDIARIES

          Company expects to record a loss in the range of $4.0 million to $6.0 million after the expected dividends to preferred shareholders totaling approximately $8.1 million for the year ending
          December 31, 1998. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the actual results of operations for 1998 will be as projected.

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

          During the first nine months of 1998, the Company produced approximately 95,000 ounces of gold compared to approximately 130,000 ounces of gold production in the first nine months of 1997. The decrease in gold production in 1998 is the result of the suspension of operations at the Grouse Creek mine in April 1997 and decreased gold production at the La Choya mine in 1998, partly offset by increased gold production at the Rosebud mine where operations commenced in April 1997. The Company's gold production in the first nine months of 1998 was from the following sources: the Rosebud mine - approximately 51,000 ounces; the La Choya mine - approximately 29,000 ounces; the Greens Creek mine - approximately 13,000 ounces; and an additional 2,000
          ounces   from  other  sources.   For  the  year  ending
          December 31, 1998, the Company expects to produce between 125,000 and 130,000 ounces of gold compared to actual 1997 gold production of approximately 174,000 ounces of gold. The 1998 estimated gold production includes 63,000 to 65,000 ounces from the Company's interest in the Rosebud mine, 42,000 to 44,000 ounces from the Company's La Choya mine, 16,000 to 17,000

              HECLA MINING COMPANY and SUBSIDIARIES

          ounces from the Company's interest in the Greens Creek mine, and 4,000 ounces from other sources.

          In the first nine months of 1998, the Company produced approximately 5.4 million ounces of silver compared to approximately 3.9 million ounces in the first nine months of 1997. The increase in silver production in 1998 is principally the result of increased silver production at the Lucky Friday mine due to mining in the higher silver grade expansion area in the 1998 period. The Company's silver production in the first nine months of 1998 was principally from the Lucky Friday mine - approximately 3.0 million ounces, the Greens Creek mine - approximately 2.2 million ounces, and the Rosebud mine - approximately 0.2 million ounces. The Company's share of silver production for 1998 is expected to be between 7.2 million and 7.4 million ounces compared to 1997 production of approximately 5.1 million ounces. The 1998 estimated silver production includes 4.1 to 4.2 million ounces from the Lucky Friday mine, 2.8  to  2.9
          million ounces from the Company's interest in the Greens Creek mine and an additional 0.3 million ounces from other sources.

          The Company's shipments of industrial minerals, including ball clay, kaolin, feldspar, and specialty aggregates, are expected to increase in 1998 to approximately 1,112,000 tons compared to 1,026,000 tons in 1997. Additionally, the Company expects to ship approximately 1,049,000 cubic yards of landscape material from its Mountain West Products operation in 1998 compared to 891,000 cubic yards in 1997.

          RESULTS OF OPERATIONS

          FIRST  NINE  MONTHS 1998 COMPARED TO FIRST NINE  MONTHS
          1997

          The Company reported net income of approximately $5.2 million, or $0.09 per share, in the first nine months of 1998 compared to net income of approximately $4.5 million, or $0.08 per share, in the same period of 1997. After $6.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for the first nine months of 1998 was $0.8 million, or $0.02 per common share, compared

              HECLA MINING COMPANY and SUBSIDIARIES

          to a loss of $1.5 million, or $0.03 per common share, in the comparable 1997 period. The change in income in the first nine months of 1998 was attributable to a variety of factors the most significant of which are discussed below in descending order of magnitude.

          Comparing the average metal prices for the nine months of 1998 with the comparable 1997 period, gold decreased by 13% to $294 per ounce from $339 per ounce, silver increased by 20% to $5.73 per ounce from $4.77 per ounce, lead decreased by 16% to $0.245 per pound from $0.292 per pound, and zinc decreased by 23% to $0.475 per pound from $0.617 per pound. During the first nine months of 1998, the Company's realized gold price per ounce decreased 18% from $366 per ounce in the first nine months of 1997 to $301 per ounce in 1998.

          Sales of the Company's products decreased by approximately $5.3 million, or 4%, in the first nine months of 1998 as compared to the same period in 1997. The decreased product sales resulted from lower sales totaling approximately $19.1 million from gold operations due to decreased production at the Grouse Creek and La Choya mines, and a lower gold price. The decrease in sales from gold operations was partly offset by increased sales from the industrial minerals segment of $8.7 million where sales improved at both Kentucky-Tennessee (K-T) clay and MWCA, and increased sales from silver operations of $5.1 million due to increased production and a higher silver price, partly offset by lower zinc, gold, and lead prices.

          Cost of sales and other direct production costs decreased approximately $1.3 million, or 1%, from the first nine months of 1997 to the comparable 1998 period primarily due to (1) decreased production costs of $10.2 million at the Grouse Creek mine where operations were suspended in April 1997; (2) decreased production costs at the La Choya mine of $5.1 million, due to decreased production; and (3) decreased costs at other operations totaling approximately $1.1 million. These decreases in costs were partially offset by increases in operating costs at other operations including (1) increased production costs of $7.8 million at the industrial minerals segment resulting from increased sales of products, a litigation settlement at K-T Clay, and organizational restructuring costs at MWCA; (2) increased production costs at the Rosebud mine totaling

              HECLA MINING COMPANY and SUBSIDIARIES

          $4.7 million due to the commencement of operations in April 1997; and (3) increased production costs at the Lucky Friday mine of $2.6 million resulting from increased production and sales from the newly developed expansion area.

          Cost of sales and other direct production costs as a percentage of sales increased from 75.7% in the first nine months of 1997 to 77.9% in the comparable 1998 period. The increase is primarily due to decreased production and sales in 1998 at the low cost La Choya mine, combined with the lower gold price in the 1998 period.

          Depreciation, depletion and amortization increased $0.7 million, or 5%, from the first nine months of 1997 to the comparable 1998 period primarily due to (1) increased depreciation at the Rosebud mine ($1.9 million) the result of operating nine months in 1998 versus six months in 1997; (2) increased depreciation at the Lucky Friday mine ($0.7 million) due to increased production in the 1998 period; and (3)
          increased depreciation at the industrial minerals segment ($0.2 million). These increases were partly offset by decreased depreciation, depletion, and amortization at (1) the La Choya mine ($1.9 million), as a result of the majority the current property, plant, and equipment being fully depreciated as of December 31, 1997, and (2) the Greens Creek mine ($0.2 million).

          Cash   operating  cost,  total  cash   cost  and  total
          production cost per gold ounce increased from $167, $175 and $237 for the first nine months of 1997 to $173, $185 and $249 for the comparable 1998 period, respectively. The increase in the cash operating cost, total cash cost, and total production cost per gold ounce is primarily attributable to increased per ounce costs at both the La Choya mine, the result of decreased production, and the Rosebud mine, the result of higher milling costs and mining of lower grade gold ore.

          Cash operating cost, total cash cost and total production cost per silver ounce increased from $3.36, $3.36 and $5.23 in the first nine months of 1997 to $3.88, $3.88 and $5.30 in the comparable 1998 period, respectively. The increases in the cost per silver

              HECLA MINING COMPANY and SUBSIDIARIES

          ounce  are  due   primarily   to   increased  cost  per
          ounce amounts at the Greens Creek mine due to the impact of lower gold, zinc, and lead prices on by-product credits, partly offset by decreased cost per ounce amounts at the Lucky Friday mine resulting from increased silver production, which offset was also impacted by lower by-product metal prices. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses decreased $1.9 million, or 16%, from the 1997 period to the 1998 period, due principally to decreased exploration expenditures of $2.2 million, most notably at Mexican exploration properties. This decrease was partly offset by an increase in provision for closed plants and environmental matters of $0.2 million and decreased depreciation expense of $0.1 million.

          Other income was $3.3 million in the first nine months of 1998 compared to $1.5 million in the comparable 1997 period. The $1.8 million increase was primarily due to (1) a $1.3 million gain on sale of investments in the 1998 period, and (2) an increase in interest and other income of $0.7 million resulting from a gain on sale of land located near the Coeur d'Alene office of $2.3 million, partly offset by a 1997 gain on sale of an 8% interest in the Buckhorn Joint Venture, in Nevada, of $1.1 million, and decreased royalty income of $0.5 million. Total interest cost increased approximately $0.5 million due to higher interest and fees associated with the Company's tax-exempt solid waste disposal bonds and the revolving and term loan credit facility. Capitalized interest costs increased $0.3 million principally due to increased capitalized interest costs associated with the Lucky Friday expansion project, partly offset by decreased capitalized interest associated with the Rosebud mine.

          THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE
          MONTHS ENDED SEPTEMBER 30, 1997

          The Company incurred a net loss of approximately $0.6 million, or $0.01 per share, in the third quarter of 1998 compared to net income of approximately $0.9 million, or $0.02 per share, in the same period of

              HECLA MINING COMPANY and SUBSIDIARIES

          1997. After $2.0 million in dividends to shareholders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for the third quarter of 1998 was $2.7 million, or $0.05 per common share, compared to $1.1 million, or $0.02 per common share, in the comparable 1997 period. The change in income in the third quarter of 1998 was attributable to a variety of factors the most significant of which are discussed below in descending order of magnitude.

          Sales of the Company's products decreased by approximately $2.6 million, or 6%, in the third quarter of 1998 as compared to the same period in 1997. The decreased product sales resulted from lower sales totaling approximately $6.8 million from gold operations resulting from decreased production at the La Choya and Grouse Creek mines, combined with a lower average gold price. The decreased sales at the gold operations were partially offset by increased sales from the industrial minerals segment of $2.2 million where sales improved at K-T Clay and MWCA, and increased sales from silver operations of $1.9 million due to increased production and sales at the Lucky Friday mine, the favorable impact of a higher silver price, partly offset by decreased shipments at the Greens Creek mine, and by lower zinc, lead, and gold prices.

          Comparing the average metals prices for the third quarter of 1998 with the comparable 1997 period, gold decreased by 11% to $289 per ounce from $324 per ounce, silver increased by 15% to $5.22 per ounce from $4.53 per ounce, lead decreased by 15% to $0.242 per pound from $0.284 per pound, and zinc decreased by 36% to $0.464 per pound from $0.728 per pound. During the third quarter of 1998, the Company's realized gold price per ounce decreased 16% from $352 per ounce in the third quarter of 1997 to $297 per ounce in the 1998 period.

          Cost of sales and other direct production costs decreased slightly from the third quarter of 1997 to the comparable 1998 period primarily due to (1) decreased production costs at the La Choya mine totaling approximately $2.2 million due to decreased production; (2) decreased costs at the Greens Creek mine due to decreased shipments during the third

              HECLA MINING COMPANY and SUBSIDIARIES

          quarter of 1998 ($1.9 million); (3) decreased costs at the Grouse Creek mine ($1.0 million) due to the suspension of operations in 1997; and (4) decreased costs at the American Girl mine ($0.3 million). These production cost decreases were partially offset by increased production costs at (1) the Lucky Friday mine of $2.7 million due to increased production and shipments from the Lucky Friday expansion area; (2) the industrial minerals segment of $1.9 million resulting from increased sales; and (3) the Rosebud mine of $0.7 million due to increased tons mined and milled combined with an increased milling cost per ton in the third quarter of 1998.

          Cost of sales and other direct production costs as a percentage of sales from products increased from 72.9% in the third quarter of 1997 to 77.4% in the comparable 1998 period, primarily due to the decreased production and sales from the La Choya mine, the impact of the lower gold price, and increased costs in the 1998 period at the Rosebud mine.

          Depreciation, depletion and amortization decreased by approximately $0.1 million, or 1%, from the 1997 period to the 1998 period, primarily the result of decreased depreciation, depletion, and amortization at
          (1)  the  La  Choya mine ($0.6 million)  due  to  fully
          depreciating the majority of the current property, plant, and equipment at the end of 1997, and (2) the Greens Creek mine ($0.1 million). These decreases were partially offset by increases in depreciation, depletion,  and  amortization at (1) the  Lucky  Friday
          mine of $0.4 million as a result of increased production in 1998, and (2) the Rosebud mine of $0.2 million as a result of higher gold production in 1998.

          Cash   operating  cost,  total  cash   cost  and  total
          production cost per gold ounce increased from $160, $171 and $239 for the third quarter of 1997 to $181, $195 and $273 for the third quarter of 1998, respectively. The increase in the cash operating, total cash and total production cost per gold ounce is mainly attributed to the decreased production at the La Choya mine combined with higher unit costs at the Rosebud mine due to mining of lower grade ore and higher milling costs.

              HECLA MINING COMPANY and SUBSIDIARIES

          Cash   operating  and   total  cash   cost  per  silver
          ounce increased from $3.21 and $3.21 in the third quarter of 1997 to $3.59 and $3.59 in the third quarter of 1998, respectively. The increases in the cash cost per silver ounce are due primarily to lower by product metal prices, including gold, lead, and zinc. Total production cost per silver ounce decreased from $5.06 in the third quarter of 1997 to $4.93 in the third quarter of 1998 principally due to lower per ounce depreciation charges at both Lucky Friday and Greens Creek in the 1998 period, partially offset by the increased total cash costs per ounce. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Other operating expenses decreased by $0.4 million, or 9%, from the 1997 period to the 1998 period, due principally to (1) a decrease in exploration expenditures of $0.3 million due to decreased Mexican exploration expenditures, and (2)
          decreased general and administrative costs of $0.3 million. These decreases were partly offset by an increased provision for closed operations and environmental matters totaling approximately $0.2 million.

          Other expense was $0.2 million in the 1998 period compared to nil in the 1997 period. The $0.2 million increase was primarily due to increased miscellaneous expense of $0.2 million most notably due to increased foreign exchange losses. Total interest cost increased $0.3 million due to increased borrowing in 1998 under the Company's revolving and term loan facility than in 1997. Capitalized interest costs increased $0.2 million principally due to increased capitalized interest costs associated with the Lucky Friday expansion project.

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

              HECLA MINING COMPANY and SUBSIDIARIES

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

          At September 30, 1998, assets totaled approximately $257.4 million and shareholders' equity totaled approximately $159.4 million. Cash and cash equivalents increased by $0.3 million to $4.1 million at September 30, 1998 from $3.8 million at the end of 1997.

          During the first nine months of 1998, approximately $8.0 million of cash was provided by financing
          activities.       The    major  source   of  cash   was
          borrowings of long-term debt of $33.0 million. This source was partially offset by uses of cash, including repayments of long-term debt of $19.0 million, and payment of preferred stock dividends totaling $6.0 million.

          Operating activities provided approximately $2.6 million of cash during the first nine months of 1998. The primary sources of cash were from the industrial minerals segment, the Rosebud mine, the Greens Creek mine, and the La Choya mine. Partially offsetting these sources were (1) decreases, totaling $7.3 million, in accrued reclamation and other noncurrent liabilities principally for reclamation and closure activities at Grouse Creek, the Bunker Hill Superfund site, the Coeur d'Alene River Basin, the Republic mine, the Cactus mine, the Yellow Pine mine, and the Durita site; (2) a $6.2 million increase in accounts receivable, most notably at the Lucky Friday mine due to increased production and sales, the industrial minerals segment resulting from increased sales, and the Greens Creek mine due to the timing of shipments, partly offset by decreased accounts receivable at La Choya and Rosebud;

              HECLA MINING COMPANY and SUBSIDIARIES

          and (3) a $1.6 million increase in inventories most notably at the La Choya mine due to deferral of costs associated with the push back of the pit wall at La Choya, and the Lucky Friday mine due to increased production. Principal noncash charges included depreciation, depletion, and amortization of approximately $16.1 million and provision for reclamation and closure costs of $0.4 million.

          The Company's investing activities used $10.3 million of cash during the first nine months of 1998. The most significant uses of cash were (1) additions to properties, plants, and equipment totaling $14.1 million, including significant additions at the Lucky Friday mine of $5.7 million, the industrial minerals segment of $3.5 million, the Greens Creek mine of $2.1 million, capital expenditures at the Noche Buena project of $1.1 million including the purchase of the minority interest in the mining concessions, in-fill, and definition drilling, and other additions, including capitalized interest of $1.7 million; (2) other net uses of $1.2 million; and (3) the purchase of investments and increase in cash surrender value of life insurance required cash of approximately $0.8 million. These uses of cash were partly offset by (1)
          proceeds from disposition of properties, plants, and equipment during the first nine months of 1998 totaling approximately $3.5 million, principally from the sale of land located near the Company's corporate headquarters; (2) proceeds from the sale of investments of $1.3 million; and (3) the release of restricted investments of $0.9 million.

          The Company estimates that capital expenditures to be incurred during the fourth quarter of 1998 will be approximately $5.2 million. These capital expenditures consist primarily of (1) approximately $1.8 million at the Company's Industrial Mineral operations; (2) approximately $1.7 million at the Noche Buena project;
          (3) the Company's share of expenditures at the Greens Creek mine totaling approximately $1.4 million; (4) approximately $0.2 million at the Lucky Friday mine; and (5) other capitalized expenditures of $0.2 million. These planned capital expenditures are anticipated to be funded from operating activities, and amounts available under the Company's revolving term loan credit facility.

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

          On September 30, 1998, the Company amended its revolving and term loan credit facility (as amended, the Bank Agreement). Under the terms of the Bank Agreement, the Company may borrow up to $55.0 million on a revolving basis through December 31, 2001, repayable in eight quarterly installments beginning October 31, 2001. At September 30, 1998, there was $26.0 million outstanding under the Bank Agreement classified as long-term debt. The Company was in compliance with all restrictive covenants of the Bank Agreement as of September 30, 1998. In addition to the borrowings under the Bank Agreement, the Company also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of June 30, 1998. The amount available to borrow under the Bank Agreement is reduced by the $9.8 million amount of tax-exempt, solid waste disposal bonds. At September 30, 1998, the Company had the ability to borrow approximately an additional $19.0 million under the Bank Agreement.

          The Company's planned environmental and reclamation expenditures during the fourth quarter of 1998 are expected to be approximately $5.0 to $5.7 million, principally for environmental and reclamation activities at the Bunker Hill Superfund site, the Republic mine, the Grouse Creek mine, the Coeur d'Alene River Basin, the American Girl mine, the Durita property, and the Cactus mine.

          Exploration expenditures during the fourth quarter of 1998 are estimated to be approximately $1.9 million.
          The Company's exploration strategy is to focus further

              HECLA MINING COMPANY and SUBSIDIARIES

          exploration at or in the vicinity of its currently owned domestic and foreign properties. Accordingly, domestic exploration expenditures will be incurred principally at the Greens Creek, Rosebud, and Lucky Friday mines. Foreign exploration efforts in 1998 center primarily on targets in Mexico and South America.

          In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from the aforementioned contracts are recognized at the time contracts are closed out by delivery of the underlying commodity or when the Company matches specific production to a contract. For contracts where the net position is settled in cash, revenues are recognized on the original settlement date of the contracts. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

          At September 30, 1998, the Company had forward sales commitments through June 30, 1999 for 6,000 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $353,000 as of September 30, 1998. The London Final gold price at September 30, 1998, was $294. Additionally, at September 30, 1998, the Company had forward sales commitments through June 30, 1999 for 1,100,000 ounces of silver at an average price of $6.18 per ounce. If the Company's forward silver sales commitments were closed on September 30, 1998, the
          estimated   fair   value  of  these   commitments   was
          approximately $857,000. The Handy & Harman silver price at September 30, 1998 was $5.29. The nature and purpose of the forward sales contracts, however, do not presently expose the Company to any significant net loss. All of the aforementioned contracts were designated as hedges as of September 30, 1998.

              HECLA MINING COMPANY and SUBSIDIARIES

          The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see
          Part II Item 1. Legal Proceedings). Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of these suits and proceedings will not have a material adverse effect on the results of operations, financial condition and cash flows of the Company and its subsidiaries.

          YEAR 2000

          The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000 computer problem," which is common to many corporations and governmental entities, and concerns the inability of information systems, primarily computer software programs, to recognize and process date-sensitive information properly as the Year 2000 approaches. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

          The Company has established thirteen teams to identify and correct Year 2000 compliance issues. The Company's primary information systems (IS) with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. The Company is also evaluating its non-IS applications, primarily systems embedded in processing and other facilities. Additionally, the teams are responsible for evaluating the Company's critical suppliers and vendors as to their state of readiness for the Year 2000.

          The Company's primary IS was originally evaluated in 1996, and out of 2,300 programs, 850 programs were identified that required modification. All of the 850 programs have been modified, installed and tested by the Company's information services department. End-
          user testing is approximately 25% complete with expected completion by December 31, 1998. The

              HECLA MINING COMPANY and SUBSIDIARIES

          Company's other IS's are currently being evaluated, and progress is being made in identifying non-compliant systems. Plans are also being made to remediate the non-compliant systems. The Company currently anticipates completing its evaluation of the other IS's, along with plans for remediating non-compliant systems by December 31, 1998.

          Inventories and assessments of non-IS systems have been completed by all thirteen teams. Remediation plans are currently being documented and implemented, where necessary. Contingency plans will be developed for all major components in case of system failures surrounding the year 2000.

          The Company is utilizing independent consultants to oversee the Year 2000 project as well as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Company's Audit Committee and Board of Directors at each respective meeting.

          The Company has identified critical suppliers, as well as other essential service providers, and has surveyed their Year 2000 compliancy. Based on expected compliance dates expressed by some of these critical suppliers and other service providers, additional follow-up will be required to fully assess their state of readiness for the Year 2000. These follow-up activities will occur during the fourth quarter of 1998 and throughout 1999. For other suppliers and service providers, risk assessments and contingency plans, where necessary, will be finalized by mid-year 1999. The Company has taken the above described steps to address issues surrounding suppliers and service providers; however, the Company has no direct ability to influence their compliance actions. The Company believes it has taken the necessary actions to mitigate the effect of Year 2000 risks, although the Company is not able to eliminate the risks or to estimate the ultimate effect Year 2000 will have on the Company's operating results and financial condition.

          Contingency plans for Year 2000 related business interruptions are being developed and will include, but not limited to, the development of emergency backup and recovery procedures, replacing automated processes with

              HECLA MINING COMPANY and SUBSIDIARIES

          manual processes, identification of alternate suppliers, and increasing raw material supplies and finished goods inventory prior to December 31, 1999. All plans are expected to be completed by the end of the second quarter of 1999, but ongoing monitoring will continue throughout 1999.

          The   Company's   most  likely   potential  risk  is  a
          temporary inability to process and ship its products, as well as the inability of some customers to order and pay on a timely basis.

          Incremental costs directly related to Year 2000 issues are estimated to be $265,000 from 1998 to 2000, of which approximately $91,000 has been spent to date. The Company's current estimate of expected costs is based upon work performed to date, and depending on the results of future work, the cost estimate may increase. This estimate assumes that the Company will not incur significant Year 2000 costs on behalf of its suppliers or customers.

          The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company is taking steps it believes to be necessary to prevent any major interruption to its business activities, that will be dependent in part, upon the ability of third parties to be Year 2000 compliant.

          ACCOUNTING PRONOUNCEMENTS

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

          In April 1998, Statement of Position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities," was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of change in accounting principle for retroactive application of the standard. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company is presently evaluating the effect the adoption of SOP 98-5 will have on the financial condition and results of operations of the Company.

          In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for
          Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this Statement is encouraged as of the beginning of any fiscal quarter. The Company is presently evaluating the affect the adoption of this standard will have on the financial condition and results of operations of the Company.

                  PART II - OTHER INFORMATION

             HECLA MINING COMPANY and SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          - Bunker Hill Superfund Sites

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settled the Company's response-cost liability under Superfund at the Bunker Hill Site. As of September 30, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $5.6 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near term.

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

          - U.S. Government Claims

          In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the

              HECLA MINING COMPANY and SUBSIDIARIES

          Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Court consolidated the Coeur d'Alene Tribe Natural Resource Damage (NRD) litigation with this lawsuit for discovery and other limited pretrial purposes.

          On September 30, 1998, the Federal District Court granted the Company's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of EPA to comply with federal law and EPA regulations in expanding the Natural Priority List site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the
          effect  of  extending the statute of limitations.   The
          United States is seeking permission to appeal the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. Summary judgment motions related to i) the extent of Federal Trusteeship over Natural Resources in the Coeur d'Alene Basin, ii) a constitutional challenge to the retroactive application of Superfund liability at the site, and iii) case management are pending before the Court.

          In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

              HECLA MINING COMPANY and SUBSIDIARIES

          - State of Idaho Claims

          In March 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho (the State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's natural resource damage claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

          At September 30, 1998, the Company's accrual for remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.6 million. These expenditures are anticipated to be made over the next three years. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern
          Idaho. In 1992, the Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial

              HECLA MINING COMPANY and SUBSIDIARIES

          continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of September 30, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          Other Claims

          - George Creque, Jr. et. al. vs. Cactus Gold Mines Co., et. al. (including The Company)

          On October 22, 1998, Hecla Mining Company and certain affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The Complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29,600,000,000 for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. The Company has provided notice and demand for defense/indemnity to its insurance carriers providing coverage for the Cactus Gold mine operation. To date, the Company has not received any response from the carriers. The Company has retained outside counsel to defend the Company in advance of any response from the insurance companies. Based on our preliminary review of the allegations in the Complaint as it relates to the historical operations at the Cactus Gold mine, the Company believes the allegations are without merit.

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

              HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1(a) First Amendment to Credit Agreement dated
                       September 30, 1998

               12  -   Fixed  Charge Coverage Ratio Calculation

               13 - Third Quarter Report to Shareholders for the quarter ended September 30, 1998, for release dated November 3, 1998.

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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  November 12, 1998      By   /s/ Arthur Brown
                                 --------------------------------
                                Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  November 12, 1998      By    /s/ Stanley E. Hilbert
                                 --------------------------------
                                 S. E. Hilbert,
                                   Corporate Controller
                                   (Chief Accounting Officer)

                         EXHIBIT INDEX


Exhibit
  No.                Description
---------       -------------------------

10.1(a)         First Amendment to Credit Agreement dated
                September 30, 1998

12              Fixed Charge Coverage Ratio Calculation

13 Third Quarter Report to Shareholders for the quarter ended September 30, 1998, for release dated November 3, 1998

27              Financial Data Schedule