Form 10-K405
period 1998-12-31
HECLA MINING CO/DE/
filed 1999-03-11
CIK 719413

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

Commission File No.                                    1-8491
                    -----------------------------------------------------------

                         HECLA MINING COMPANY
-------------------------------------------------------------------------------

     (Exact name of registrant as specified in its charter)

          Delaware                                          82-0126240
------------------------------------                 ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

     6500 Mineral Drive
     Coeur d'Alene, Idaho                                   83815-8788
------------------------------------                 ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          208-769-4100
                                                     ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
       Title of each class                      which each class is registered
-------------------------------------------     ------------------------------
  Common Stock, par value $0.25 per share  )
  Preferred Share Purchase Rights for      )
  Series B Cumulative Convertible Preferred)        New York Stock Exchange
  Stock, par value $0.25 per share         )    ------------------------------
--------------------------------------------



     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  XX . No     .
    ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting Common Stock held by non-affiliates was $203,198,279 as of February 26, 1999. There were 55,104,618 shares of the Registrant's Common Stock outstanding as of February 26, 1999.

Documents incorporated by reference herein:

     To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1998 fiscal year is incorporated herein by reference. See Part III.

                             PART I

ITEM 1.   BUSINESS.(1)

GENERAL

Hecla Mining Company (the Company or Hecla), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead and zinc, and certain industrial minerals. The Company owns or has interests in a number of precious and nonferrous metals properties and industrial minerals businesses. In 1998, the Company's attributable gold and silver production was approximately 127,000 ounces and 7.2 million ounces, respectively. The Company also shipped approximately 1,115,000 tons of industrial minerals products during 1998, including ball clay, kaolin, feldspar, and specialty aggregates. Additionally, the Company shipped approximately 1,078,000 cubic yards of landscape material from its MWCA subsidiary in 1998.

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

The Company's principal producing metals properties include the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America; the Greens Creek silver mine, located near Juneau, Alaska, a large polymetallic mine in which the Company owns a 29.7% interest, where operations recommenced in July 1996; the Rosebud gold mine, located near Winnemucca, Nevada, in which the Company owns a 50% interest, and where operations began in March 1997; and the La Choya gold mine, located in Sonora, Mexico, where mining was completed in December 1998.

--------------
(1) For difinitions of certain mining trms used int his description, see "Glossary of Certain Mining Terms" at the end of
Item 1, of this Form 10-K, page 41.

The  following  table presents certain information regarding  the
Company's metal mining and development properties, including  the relative  percentage  each  contributed  to  the  Company's  1998 revenues:

                           Date         Ownership      Percentage of
Name of Property         Acquired        Interest      1998 Revenue(1)
----------------         --------       ---------      ------------
   La Choya                1991           100.0%           7.6%
   Greens Creek            1988            29.7%          13.6%
   Rosebud                 1994            50.0%          12.6%
   Lucky Friday            1958           100.0%          12.9%
   American Girl           1994            47.0%           0.5%
___________________


(1) In addition to the percentage contributions of revenue from the metal mines, the industrial minerals segment contributed
     52.8% of revenue in 1998.


The Company's industrial minerals segment consists of Kentucky-Tennessee Clay Company (ball clay and kaolin divisions), K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V., and MWCA, Inc. MWCA operates two divisions: the Colorado Aggregate division and the Mountain West Products division. The Company's industrial minerals segment is a significant producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sanitaryware, pottery, dinnerware, electric insulators, and tile. At current production rates, the Company has over 20 years of Proven and Probable ore reserves of ball clay, kaolin and feldspar.

The Company has experienced losses from operations for each of the last eight years. For the year ended December 31, 1998, the Company reported a net loss of approximately $0.3 million (before preferred dividends of $8.1 million), or $0.01 per share of common stock, compared to a net loss of approximately $0.5 million (before preferred stock dividends of $8.1 million), or $0.01 per share of common stock, for the year ended December 31, 1997.

The Company's strategy is to focus its efforts and resources on expanding its gold and silver reserves and industrial minerals operations through a combination of acquisition and exploration efforts. In order to provide funds for possible metals and industrial minerals expansion projects, as well as to reduce indebtedness, the Company has decided to attempt to sell MWCA, Inc. in 1999, although there can be no assurance that the Company will be successful. The Company has also implemented cost cutting measures to preserve cash in the current low metals price environment.

The Company's domestic exploration plan for 1999 consists primarily of exploring for additional reserves at, or in the vicinity of, its domestic owned properties. The Company's foreign exploration plan for 1999 will focus on exploration targets in Mexico and South America. At the same time, the Company will continue to evaluate acquisition and other exploration opportunities.

The Company's revenues and profitability are strongly influenced by global prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors on the Company cannot be accurately predicted.

Sales of metal concentrates and metal products are made principally to custom smelters and metal traders. Industrial minerals are sold principally to domestic, Mexican, and other foreign manufacturers and wholesalers. The percentage of revenue contributed by each class of product is reflected in the following table:

                                             Years
                                   ------------------------
          Product                  1998      1997      1996
     -----------------             ----      ----      ----

     Gold                           21.2%    34.9%     40.7%
     Silver, lead and zinc          26.0     19.7      10.7
     Industrial minerals            44.4     38.4      40.0
     All others(1)                   8.4      7.0       8.6

     (1)   All others include sales from MWCA-Mountain West
           Products division exclusive of scoria sales.


Refer to Note 9 of Notes to Consolidated Financial Statements forming part of the Company's audited Consolidated Financial Statements for the year ended December 31, 1998 (the Notes to Consolidated Financial Statements) for information with respect to export sales.

The table below summarizes the Company's production and average cash operating cost, average total cash cost, and average total production cost per ounce for gold and silver for each period indicated:


                                                          Years
                                         ------------------------------------
   Products                                 1998        1997         1996
   --------                              -----------  ----------  -----------

   Gold (ounces)(1)                         127,433      174,164      169,376
   Silver (ounces)(2)                     7,244,657    5,147,009    3,024,911
   Lead (tons)                               34,455       24,995       22,660
   Zinc (tons)                               20,155       16,830        7,464

   Average cost per ounce of gold produced:

   Cash operating cost                      $   177      $   166     $    273
   Total cash cost                          $   189      $   173     $    276
   Total production cost                    $   262      $   239     $    364

   Average cost per ounce of silver produced:

   Cash operating cost                      $  3.96      $  3.58     $   4.24
   Total cash cost                          $  3.96      $  3.58     $   4.24
   Total production cost                    $  5.37      $  5.42     $   5.47

   Industrial minerals
   (tons shipped)                         1,114,987    1,025,993    1,072,319


(1)  The  decrease  in  gold  production from  1997  to  1998  is principally  due  to decreased production  at  La  Choya  of
     38,205  ounces  due  to completion of mining  activities  in
     December  1998 and decreased production at Grouse  Creek  of
     27,158  ounces due to the suspension of operations in  April
     1997.   These  decreases were partially offset by  increased
     production  at Rosebud of 18,522 ounces due to  operating  a full  year in 1998 versus nine months in 1997.  The increase in  gold production from 1996 to 1997 is principally due  to increased  gold production of 46,974 ounces at  the  Rosebud
     mine,   where  operations  commenced  in  April  1997;   and
     increased  gold  production from the Greens  Creek  mine  of
     13,518  ounces  due to the mine operating  the  entire  year after  operations recommenced in July 1996.  These increases were  partially offset by decreased gold production  at  the
     Grouse Creek mine of 34,242 ounces due to the suspension  of operations in April 1997 and decreased gold production  from
     the   American  Girl  mine  of  17,824  ounces  due  to  the
     suspension of operations in the fourth quarter of 1996.

(2)  Increased  silver, lead, and zinc production  from  1997  to
     1998  is  principally due to increased production  at  Lucky
     Friday  due  to  increased silver grade and  increased  tons mined  from  the  Lucky Friday expansion area  in  1998  and increased silver production at Rosebud due to increased tons
     mined.   These increases were partially offset by  decreased
     silver, lead, and zinc production at Greens Creek and  other
     idle   properties.   Increased  silver,   lead,   and   zinc
     production from 1996 to 1997 is principally due to increased silver, lead and zinc production from the Greens Creek  mine due  to twelve months of operations at Greens Creek in  1997 following the recommencement of operations in July 1996.

METALS - SILVER SEGMENT

LUCKY FRIDAY MINE - IDAHO

The Lucky Friday, a deep underground silver and lead mine, located in northern Idaho and 100% owned by the Company, has been a producing mine for the Company since 1958.

The cash operating cost, total cash cost, and total production cost per ounce of silver decreased from $5.47, $5.47, and $6.72, respectively, in 1997 to $4.71, $4.71, and $5.59, respectively, in 1998. The decreases were due principally to lower mining costs, economies of scale and higher ore grade in the newly developed Lucky Friday expansion area. In 1998, the expansion area produced 73% of total tons milled.

The principal ore-bearing structure at the Lucky Friday mine through 1997 was the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The orebody is located in the Revett Formation which is known to provide excellent host rocks for a number of orebodies in the
Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south, with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite, with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday Vein. The major part of the orebody has extended from the 1200-foot level to and below the 5930-foot level, which is currently being developed.

During 1991, the Company discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, about 5,000 feet northwest of the then existing Lucky Friday workings. In an extensive exploration program in 1992, the Company undertook an underground evaluation of the Gold Hunter property mineralization. The program referred to now as the "Lucky Friday Expansion Project," discovered mineralization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a preliminary feasibility study were completed during 1993. In 1994, the
Company approved the first phase of development of the Lucky Friday expansion project. The first phase consisted primarily of driving an access drift from the 4900-foot level of the Lucky Friday workings, which intersected the Gold Hunter ore zone approximately 850 feet below the previously explored area. The access drift advanced 3,000 feet in 1995, and exploratory drilling started in the second quarter of 1996. A final feasibility study was completed in 1997, and the Company's Board of Directors approved a $16.0 million development plan. Initial production from the project was achieved in 1997, and full production was reached on schedule in the second quarter of 1998.

The Company controls the Gold Hunter property under a long-term operating agreement, which entitles the Company, as operator, to a

79.08% interest in the net profits from operations from the Gold Hunter properties. The Company will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties. As of December 31, 1998, unrecouped costs totaled approximately $33.0 million.

The principal mining method at the Lucky Friday mine is ramp access, cut and fill. This method utilizes rubber tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

The ore produced from the mine is processed in a 1,100-ton-per-day conventional flotation mill. In 1998, ore was processed at a rate of approximately 1,037 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 1998, approximately 94.6% of the silver, 93.4% of the lead, and 38.5% of the zinc were economically recovered.

The Lucky Friday mine/mill facility, surface and underground equipment are in good working condition. The mill was originally constructed approximately 40 years ago. The Company maintains and modernizes the plant and equipment on an ongoing basis to keep the plant and equipment in good physical and operating condition. The net book value of the Lucky Friday mine property and its associated plant and equipment was approximately $41.3 million as of December 31, 1998.

Ultimate    reclamation    activities    contemplated     include
stabilization   of   tailings  ponds  and   waste   rock   areas.
Reclamation expense recognized in 1998 was approximately $30,000, including $16,000 for concurrent reclamation activities.

Even though recent historical total production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered and considering estimated future production costs and metals prices, the Company's management believes that the carrying value of the Lucky Friday mine is recoverable from future undiscounted cash flows generated from operations and the estimated salvage value of the surface plant, equipment and the value associated with property rights. In evaluating the carrying value of the Lucky Friday mine, the Company used metals prices of $5.50 per ounce silver in 1999, $5.75 silver in 2000, and $6.00 silver thereafter; $0.25 per pound lead in 1999 and 2000, and then $0.27 lead thereafter; and $0.50 per pound zinc in 1999, and then $0.55 zinc thereafter. These prices were utilized as the Company's management believes that they are reasonable estimates of prices over the remaining life of the mine.

In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metal prices to estimate ore reserves as they more
closely   reflect   the  current  economic  conditions   at   the
measurement date. Estimated future production costs were derived from actual production costs currently being experienced at the Lucky Friday mine, adjusted for anticipated changes resulting from the execution of the Company's mine production plan. Based upon these projected factors, the Company currently estimates that future cash and total production costs per ounce of silver produced over the remaining life of mine would be approximately $4.51 and $5.91, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates.

Historically, the Lucky Friday silver-lead concentrate has been shipped primarily to the ASARCO smelter in East Helena, Montana. With the increased production in 1998 from the Gold Hunter orebody, the silver-lead concentrates were shipped to five different smelters in Canada, the United States, Mexico, and Europe. In 1999, it is estimated that 45% of the Lucky Friday production will be shipped to ASARCO's smelter in East Helena, Montana, 35% to Met-Mex Penoles' smelter in Torreon, Coahuila, Mexico, and 20% to Noranda's smelter in Belledune, New Brunswick, Canada.

The Lucky Friday zinc concentrates are shipped to Cominco's smelter in Trail, British Columbia, Canada.

Based on the Company's experience in operating deep mines in the Coeur d'Alene Mining District, where the persistence of mineralization to greater depths may be reliably inferred from operating experience and geological data, the Company's policy is to develop new levels at a minimum rate consistent with the requirements for uninterrupted and efficient ore production. A new level is developed and brought into production only to replace diminishing ore reserves from levels being mined out. The length and strength of the orebodies have not materially diminished on the lowest developed level of the mine. Based upon this factor, drilling data and extensive knowledge of the geologic character of the deposit, and many years of operating experience in the Lucky Friday mine and Coeur d'Alene Mining District, there are no geologic factors known at present which appear to prevent the assumed continuation of the Lucky Friday and Gold Hunter orebodies for a considerable distance below the lowermost working level. Although there can be no assurance of the extent and quality of the mineralization which may be developed at greater depths, the existing data and operating experience justify, in the opinion of the Company's management and based upon industry standards, the conclusion that the mineralization will extend well below the lowest developed levels.

Information with respect to the Lucky Friday mine's production, Proven and Probable ore reserves, and average cost per ounce of silver produced for the past three years is set forth in the table below:

                                                  Years
                                     ----------------------------------
Production (100%)                      1998        1997         1996
-------------------                  ---------   ---------    ---------
Ore milled (tons)                      263,502     193,399      188,272
Silver (ounces)                      4,137,135   1,943,373    1,906,333
Gold (ounces)                              925         853          947
Lead (tons)                             27,708      19,270       20,971
Zinc (tons)                              2,648       3,168        3,653

Proven and Probable
Ore Reserves(1)
---------------

Total tons                           1,220,820    1,388,590   1,245,660
Silver (ounces per ton)                   15.9         14.8        14.9
Lead (percent)                            10.5         10.2        11.3
Zinc (percent)                             1.8          1.9         2.2
Contained silver (ounces)           19,459,256   20,532,121  18,512,024
Contained lead (tons)                  128,748      141,470     140,608
Contained zinc (tons)                   21,965       25,703      26,872

Average Cost per Ounce
of Silver Produced
------------------

Cash operating costs                    $ 4.71      $  5.47      $ 4.24
Total cash costs                        $ 4.71      $  5.47      $ 4.24
Total production costs                  $ 5.59      $  6.72      $ 5.47
_________________________________
(1)  At  the  Lucky Friday mine, reserves lying above or  between
     developed   levels   are  classified  as  Proven   reserves.
     Reserves  lying below the lowest developed level,  projected to  200  feet  below  the lowest level or  to  one-half  the exposed strike length, whichever is less, are classified  as
     Probable reserves.  Mineralization known to exist only  from drill-hole  intercepts does not meet the  Company's  current
     Proven  or  Probable reserve criteria and is  excluded  from
     these   reserve  categories.   For  additional  Proven   and
     Probable  ore reserve assumptions, including assumed  metals prices, see Glossary of Certain Mining Terms.

At December 31, 1998, there were 200 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 12, 1999. The Company currently anticipates no work stoppage and that a satisfactory contract can be renegotiated with the Lucky Friday hourly employees, although there can be no assurance that the contract can be renegotiated without a disruption to production. Avista Corporation (formerly Washington Water Power Company) supplies electrical power to the Lucky Friday mine.
                               -8-

GREENS CREEK MINE - ADMIRALTY ISLAND, ALASKA

At December 31, 1998, the Company held a 29.7% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint venture arrangement with Kennecott Greens Creek Mining Company, the manager of the mine and a wholly owned subsidiary of Kennecott Corporation. The Greens Creek mine is a polymetallic deposit containing silver, zinc, gold, and lead.

Greens Creek lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims, and one patented millsite claim in addition to property leased from the U.S. Forest Service. Greens Creek also has obtained title to mineral rights on 7,500 acres of federal land adjacent to the mine properties. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.

In February 1993, as a result of depressed metals prices and a glut in world concentrate markets, the decision was made to place the mine on temporary shutdown. Commercial production ceased in April 1993, and the mine and mill were placed on a care and maintenance basis. Exploration and mine development activities continued at the mine during the shutdown. Follow-up drilling on previously identified targets was successful in identifying a new ore zone, the Southwest Extension.

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

Environmental permitting during the reopening project included obtaining regulatory agency approval of the updated General Plan of Operations and Large Mine Permit. The approvals included revisions to appendices regarding fresh water monitoring, tailings site operation and maintenance, development rock management and water systems operation. Other actions included Forest Service approval to house production workers in a worker-camp at Hawk Inlet, and State of Alaska legislative changes allowing extended working shifts for miners. State of Alaska permitting action included renewal of the Air Quality Permit by the Alaska Department of Environmental Control. Permits that were in-progress at the end of 1998 included the Alaska Department of

Environmental Control solid waste permit for tailings disposal and renewal of the mine waste-water discharge permit. As part of a settlement for civil penalties associated with past discharges, Greens Creek is under an Administrative Consent Decree with the Environmental Protection Agency.

Currently, Greens Creek is mining 1,500 tons per day underground from the Southwest and West ore zones. Ore from the underground trackless mine is milled at the mine site. The mill produces gold/silver dore; and lead, zinc and bulk concentrates. The dore is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. A lesser amount of the concentrates are sold to metal merchants under short-term agreements. Concentrates are shipped from a marine terminal located about nine miles from the mine site. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

A land exchange agreement was approved by Congress and signed into law by President Clinton on April 1, 1996. The joint venture secured private property equal to a value of $1.0 million and transferred title to the USDA Forest Service. Greens Creek thereby received access to approximately 7,500 acres of land with potential mining resources surrounding the existing mine. Production from new ore discoveries on the exchange lands will be subject to the federal royalties included in the land exchange agreement. The federal royalties are based on a defined calculation that is similar to the calculation of net smelter return, and are equal to 0.75% or 3% of the calculated amount depending on the value of the ore extracted.

Exploration efforts in 1997 at Greens Creek discovered an extension to the Southwest ore zone called the 200 South ore deposit. Definition drilling during 1998 on the new 200 South ore zone has resulted in important additions to the mine's Proven and Probable ore reserves.

As of December 31, 1998, there were 266 employees at the Greens Creek mine. The employees at the Greens Creek mine are not represented by a bargaining agent. At December 31, 1998, the Company's interest in the net book value of the Greens Creek mine property and its associated plant and equipment was $70.8 million.

Based upon management's estimates of metal to be recovered and considering estimated future production costs and metals prices, the Company's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, the Company used metals prices of $300 per ounce of gold in 1999, $325 gold in 2000, and $350 gold thereafter; $5.50 per ounce of silver in 1999, $5.75 silver in 2000, and $6.00 silver thereafter; $0.25 per pound of lead in 1999 and 2000, and $0.27 per pound lead thereafter; and $0.50 per pound of zinc in 1999, and $0.55 zinc thereafter. These prices were utilized as the Company's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, the Company uses near-term estimates of metals prices, process recoveries and smelter terms to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, the Company estimates that future cash and total production costs per ounce of silver produced over the remaining life of the mine would be $1.99 and $4.99, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metals prices, there can be no assurance that actual results will correspond to these estimates.

The  Greens  Creek  deposit consists  of  zinc,  lead,  and  iron sulfides and copper-silver sulfides and sulfosalts with substantial contained gold and silver values. The deposit has a vein-like to blanket-like form of variable thickness. The ore is thought to have been laid down by an "exhalative" process (i.e., volcanic-related rifts or vents deposited base and precious metals onto an ocean floor). Subsequently, the mineralization was folded and faulted by multiple generations of tectonic events.

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

                                                 Years (Company's Interest)
                                       ------------------------------------------------
     Production                        1998  (29.7%)    1997   (29.7%)   1996(1)(29.7%)
     ----------                        -------------    --------------   --------------
     Ore milled (tons)                       160,567         145,676          42,737
     Silver (ounces)                       2,823,660       2,889,265         827,799
     Gold (ounces)                            18,008          16,604           3,086
     Zinc (tons)                              17,507          13,662           3,811
     Lead (tons)                               6,747           5,725           1,689

     Proven and Probable
     Ore Reserves(2,3,4)
     -------------------
     Total tons                            2,901,028       2,494,085       2,642,000
     Silver (ounces per ton)                    15.4            18.6            19.5
     Gold (ounces per ton)                      0.14            0.15            0.15
     Zinc (percent)                             12.3            12.7            12.6
     Lead (percent)                              4.5             4.5             4.6
     Contained gold (ounces)                 411,946         369,173         398,046
     Contained silver (ounces)            44,733,855      46,467,846      51,587,608
     Contained zinc (tons)                   357,407         317,497         333,849
     Contained lead (tons)                   130,836         112,234         120,096

     Average Cost per
     Ounce of Silver Produced(5)
     ---------------------------
     Cash operating costs                    $  2.86         $  2.31             - -
     Total cash costs                        $  2.86         $  2.31             - -
     Total production costs                  $  5.06         $  4.55             - -

----------------------------------
(1)  Operations  were  suspended in April 1993 and  restarted  in July 1996.

(2)  For   Proven  and  Probable  ore  reserve  assumptions and definitions, see Glossary of Certain Mining Terms.

(3)  Ore   reserves  represent  in-place  material,  diluted  and adjusted for
     expected  mining  recovery.   Process   plant recoveries of ore reserve
     grades are expected to be 73%  for silver,  62%  for  gold,  85% for zinc and  78%  for  lead.  Payable  recoveries of ore reserve grades by smelters and refiners  are expected to be 63% for silver, 47%  for  gold, 67% for zinc and 60% for lead.

(4) The decrease in contained silver in 1998 versus 1997 is a result of reductions for 1998 production and Southwest Ore Zone adjustments due to capping of high grades, restriction of the mineral envelope, and to a lesser extent, smelter contract changes, and mining recovery and dilution assumptions. These decreases were partially offset by the addition of the new 200 South Ore Zone and the 5250 Ore Zone.

(5) The Greens Creek mine recommenced operations in July 1996, on a start-up basis; as such, no cost per ounce amounts are reported for 1996.

METALS - GOLD SEGMENT

ROSEBUD GOLD MINE - NEVADA

The Rosebud Gold Mine, in which the Company has a 50% interest, is located in the Rosebud Mining District, in Pershing County, Nevada. The Rosebud property consists of a 100% interest in three patented lode-mining claims, 760 unpatented lode-mining claims, and four additional patented lode-mining claims currently under lease. Additionally, Rosebud has a 52% interest in 48 lode-mining claims held under a joint venture agreement with N.A. Degerstrom Inc. The total 815 claims cover approximately 16,840 acres and collectively comprise the "Rosebud mine." Patent application has been made on the 13 claims that contain all of the Proven and Probable ore reserves. The Rosebud mine may be reached from Winnemucca, Nevada, by travelling west a distance of approximately 58 miles on an all-weather gravel road. At
December 31, 1998, Hecla's interest in the net book value of property, plant, and equipment at the Rosebud mine totaled $11.7 million.

On September 6, 1996, the Company and Santa Fe Pacific Gold Corporation entered into a 50/50 joint venture agreement to develop the Rosebud mine. Pursuant to the agreement, a limited liability corporation (The Rosebud Mining Company, L.L.C.) was established to develop the Rosebud gold property with each party owning a 50% interest. In May 1997, Santa Fe was merged into Newmont Gold Company (Newmont) thus becoming the successor in interest to Santa Fe's portion of The Rosebud Mining Company, L.L.C. Under the terms of the agreement, the Company manages the mining activities and ore is hauled via truck approximately 110 miles to Newmont's Twin Creeks Pinon mill for processing.

Mine site construction began during September 1996 and was completed during March 1997. Capital expenditures to bring the mine into production totaled $18.7 million. Newmont funded the first $12.5 million of mine-site development and also funded costs of road and mill facility improvements which were completed during 1997. Newmont also contributed to the joint venture exploration property located near the Rosebud property, and has funded the first $1.0 million in exploration expenditures, and two-thirds of all exploration expenditures beyond the initial $1.0 million.

In 1993, the Company sold, for $2.5 million, a 2.5% net smelter return royalty and an option to purchase an additional 1.5% net smelter return royalty on the Rosebud property to Euro-Nevada Mining Corporation Inc. (Euro-Nevada). The option for the additional 1.5% royalty was exercised, by Euro-Nevada, in the fourth quarter of 1996. The proceeds of $2.5 million were retained by Hecla under the terms of the agreement with Newmont.

Gold mineralization in the South, North and East Zones, as in many other volcanic-hosted gold deposits, is erratically distributed with numerous low-grade drill hole intercepts interspersed with higher grade drill hole intercepts over an area of approximately 1,000 feet east-west and 1,000 feet north-south. Drilling has also intersected further mineralization proximal to the mine.

Permitting related work, which began during 1994, was completed during 1996.

Following   completion  of  construction  and  mine   development
activities, the mine commenced operations in March of 1997.  The

Company's  share  of production in 1997 was approximately  47,000 gold ounces and 169,000 silver ounces. The Company's share of 1998 production was approximately 65,000 gold ounces and 278,000 silver ounces.

Mine production during 1998 averaged in excess of 900 tons-per-day of ore. Ore grades milled were 0.40 gold ounce per ton and
3.06 ounces of silver per ton. The ore produced from the mine is processed in a conventional carbon-in-leach circuit. The mill produces a high quality gold-silver dore. During 1998, 97.0% of the gold and 54.4% of the silver processed at the mill were economically recovered.

The cash operating cost, total cash cost, and total production cost per ounce of gold were $157, $176, and $274, respectively, for 1998 and $137, $156, and $263, respectively, for 1997. Mine production levels for 1998 were higher than expected. However, costs for trucking and milling were also higher than expected.

The following table presents information with respect to the Company's 50% share of production, Proven and Probable ore reserves, and the average cost per ounce of gold produced for the Rosebud Project as of the dates indicated:

                                                    Years
                                  -------------------------------------------
                                    1998            1997              1996
                                  ---------       ---------         ---------
Production (50%)
----------------
Ore milled                          171,493          99,050               - -
Gold Recovered (ounces)              65,496          46,974               - -
Silver Recovered (ounces)           278,290         168,584               - -

Proven and Probable
Ore Reserves (1)(2)(3)
----------------------
Total tons                          241,927          471,521          638,317
Gold (oz. per ton)                    0.392            0.420            0.392
Contained gold (ounces)              94,808          197,817          249,942
Silver (ounces per ton)                1.80             2.92             2.70
Contained silver (ounces)           436,252        1,378,201        1,713,945

Average Cost per Ounce
of Gold Produced
----------------------
Cash operating costs                  $ 157            $ 137              - -
Total cash costs                      $ 176            $ 156              - -
Total production costs                $ 274            $ 263              - -





(1) The Proven and Probable ore reserves reflect only the Company's share (50%) pursuant to the September 6, 1996 sale of a 50% interest in its Rosebud property.

(2) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(3) The decrease in tons of Proven and Probable ore reserves in 1998 compared to 1997 is primarily attributable to production during 1998, reestimation of the East Zone using 108 new drill holes, an increase in cutoff grade from 0.150 oz./ton to 0.180 oz./ton, and reclassification of reserve blocks that no longer meet Proven and Probable criteria. The decrease in tons of Proven and Probable ore reserves in 1997 compared to 1996 is attributable to production during 1997 and a decrease in dilution in the South Zone from 27.6% at a gold grade of 0.074 oz./ton and a silver grade of 0.75 oz./ton to 13.8% at a gold grade of 0.077 oz./ton and a silver grade of 1.06 oz./ton. This reduction in dilution for the South Zone is based on actual dilution figures from production during 1997 and represents the subtraction of 40,800 tons (50%) grading 0.077 oz. Au/ton, 1.06 oz. Ag/ton from the 1996 reserve.

As  of December 31, 1998, there were 104 employees at the Rosebud
Mine.   The  employees  at  the mine are  not  represented  by  a
bargaining agent.  The Rosebud mine uses power provided by Sierra
Pacific Power.

LA CHOYA GOLD MINE - SONORA, MEXICO

The La Choya gold mine is located 30 miles south of the U.S. border in the State of Sonora, Mexico, and is 100% owned by the Company through a Mexican subsidiary, Minera Hecla, S.A. de C.V. In May 1992, the Company exercised its option to purchase the Mexican mineral concessions related to this property, which includes a land position of over 16,000 acres.

The La Choya gold mine commenced operations in February 1994 and produced approximately 80,000 ounces in 1996, 78,000 ounces in 1997, and 40,000 ounces in 1998. The Company expects to produce 10,000 ounces of gold in 1999 from La Choya. Proven and Probable ore reserves were exhausted and the La Choya gold mine was shut down on December 19, 1998. However, additional gold will be recovered over the next one-and-a-half years from residual leaching and rinsing of the leach pads. The ore was mined via conventional open pit methods at a stripping ratio of 2.50:1 utilizing a cut-off grade of 0.012 ounce of gold per ton, crushed to two inches in size, and then cyanide leached on a leach pad. Uncrushed low-grade rock, grading down to 0.006 ounce of gold per ton, was also dumped on the pads and leached. The gold in the leach solution is processed in a carbon recovery plant to produce a gold and silver dore, which is transported to the U.S. for further refining. The average life-of-mine recovery of contained gold ounces is estimated at approximately 85.1%.

The Company conducted exploration drilling programs between 1994 and 1998 in an effort to expand the gold reserves and mine life at La Choya. Drilling results in 1994 were successful in adding approximately 55,000 ounces of contained gold to the Proven and Probable ore reserve category. The 1995 program added approximately 18,000 ounces to the existing ore reserve, and approximately 50,000 ounces of gold were added during 1996. In 1997, approximately 21,000 ounces of gold were added to the reserve as a result of mining more gold than was previously estimated to be contained in the reserve. An exploration drilling program was conducted early in 1998 to evaluate the feasibility of pushing back the south highwall of the La Choya open pit. This program resulted in an additional 18,000 ounces of gold to the ore reserve.

Information with respect to the La Choya gold mine production, Proven and Probable ore reserves, and average cost per ounce of gold produced as of the dates indicated are set forth in the following table:

                                               Years
                               -------------------------------------
    Production (100%)             1998         1997         1996
    -----------------          -----------  -----------  -----------
    Ore processed (tons)         1,672,438    2,828,335    3,571,047
    Gold (ounces)                   39,965       78,170       80,171

    Proven and Probable
    Ore Reserves(1)
    ---------------
    Total tons                         - -      632,844    3,005,231
    Gold (oz. per ton)                 - -        0.018        0.024
    Contained gold (oz.)(2)         11,883       46,545      115,418

    Average Cost per Ounce
    of Gold Produced
    ----------------
    Cash operating costs             $ 211        $ 183        $ 190
    Total cash costs                 $ 211        $ 184        $ 190
    Total production costs           $ 242        $ 224        $ 305

    ______________________________
       (1)For   Proven  and  Probable  ore  reserve  assumptions,
       including  assumed metals prices, see Glossary of  Certain
       Mining Terms.

       (2)Contained gold ounces include estimated recoverable gold ounces on the heap leach pads totaling approximately
       12,000,  35,000,  and 44,000 gold ounces at  December  31,
       1998, 1997, and 1996, respectively. These ounces were placed on the pads during 1994-1998 and are currently estimated to be recovered over the mine's remaining life.

Reclamation activities will be completed at the end of the mine's life and will include rinsing of the heap leach pads, followed by recontouring of the pads, and regrading and revegetating the site. No reclamation expense was recognized in 1998 due to estimated reclamation costs being fully accrued at December 31, 1997.

As of December 31, 1998, there were 75 employees at the La Choya gold mine. The labor agreement with the National Union of Mine, Metallurgical and Related Workers of the Mexican Republic was terminated in December 1998.

As  of December 31, 1998, the Company's net book value of the  La
Choya  mine  property, plant and equipment totaled $2.6  million.
Electrical power is provided by on-site diesel generators.

INDUSTRIAL MINERALS SEGMENT

The Company's principal industrial minerals assets are its ball clay operations in Kentucky, Tennessee, and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; its lawn and garden products operations in Idaho, western Montana and South Dakota; and its specialty aggregate operations (primarily scoria) in southern Colorado and northern New Mexico. The Company conducts these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company (K-T Clay), which operates its ball clay and kaolin divisions; (2) K-T Feldspar Corporation (K-T Feldspar), which operates the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V. (K-T Mexico), which operates the clay slurry plant business; and (4) MWCA, Inc., which operates the lawn and garden products business and the Company's specialty aggregate business.

K-T CLAY BALL CLAY DIVISION

K-T Clay is a major supplier of premium ball clay to North America and worldwide. Ball clay, which is of sedimentary origin, consists of several basic clay minerals along with a slight amount of organic content, a combination of materials that gives ball clay its unique character. The principal use of ball clay is in the ceramic and porcelain fields, which includes use for such items as pottery, dinnerware, tile, electrical insulators and sanitaryware. Ball clay is also used in refractories and abrasives and has applications in other specialty industries as well.

Mining of ball clay is accomplished through strip mining methods. The mining activity requires definition drilling and the removal of overburden in order to expose the clay strata to be mined. Mining activity is selective based on clay grade and strata control. The clays are mined with loaders and backhoes, loaded into trucks and hauled to one of K-T Clay's plants for processing. Processing of ball clay consists of shredding and classification of clay by various grades, hammer or roller milling to reduce particle size, drying and packaging. The clays can be shipped in bulk or blended and bagged in order to meet a particular customer's requirements. A particular clay or blend of several clays can also be shipped to customers in a water slurry form in tanker trucks or rail cars.

There are many grades of ball clay which K-T Clay mines, processes and blends to meet the specifications and requirements of its various customers. Different uses may require mixtures of ball clay having substantially different physical properties, and K-T Clay, through many years of experience and ongoing research performed in its laboratories, possesses the expertise and reserves of various types of ball clays that enables it to respond to changes in customer requirements with minimal advance notice. The marketing of ball clays is directed from K-T Clay's resource center in Nashville, Tennessee. K-T Clay's marketing personnel are trained in ceramic engineering or related technical fields, which also enables K-T Clay to respond to changes in its customer requirements.

K-T Clay mines and processes different grades of ball clays in Kentucky, Tennessee, and Mississippi. K-T Clay has identified or delineated deposits of ball clay on numerous properties. Such properties are either owned in fee simple or held under long-term lease. The royalties or other holding costs of leased properties are consistent with the industry, and the expiration of any particular lease would not affect K-T Clay's ability to operate at current levels of operations. K-T Clay has sufficient mineral reserve positions to maintain current operations in excess of 20 years. K-T Clay is also continuously exploring for new deposits of ball clay, either to replace certain grades of clay that may become mined out or to locate new deposits that can be mined at lower cost.

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

There  were  158  people employed by K-T Clay at  its  ball  clay
operations  as  of  December  31, 1998.   There  were  78  hourly
employees represented by the United Steelworkers of America as of

December 31, 1998. The employment of these employees is subject to a four-year labor agreement which expires on February 8, 2000. The net book value of the K-T ball clay division properties, plants and equipment was $9.8 million at December 31, 1998.

K-T CLAY DE MEXICO, S.A. DE C.V.

In 1993, K-T Clay completed construction of its clay slurry plant in Monterrey, Mexico, which now supplies clay slurry to the Mexican ceramics industry. Prior to construction, semi-dried clay was shipped to Mexico. The plant was built to provide K-T Clay's Mexican customers with a high-quality clay product, slurry, at an economical price and to ensure K-T was the vendor of choice in Mexico. To reduce freight costs, a bulk air-floated clay weighing substantially less than clay slurry is now shipped by rail from K-T Clay's domestic operations to the K-T Mexico slurry plant in Monterrey. The clay is then blended to customer specifications and converted to a slurry form for final shipment to its customers in the region. K-T Mexico also uses its Monterrey facilities to blend complete prepared ceramic bodies for its sanitaryware customers. The complete bodies, which are supplied ready to use, utilize K-T's slurry and local ingredients purchased in the domestic market.

At December 31, 1998, the net book value of K-T Mexico's property and associated plant and equipment was $3.1 million. K-T Mexico utilizes electrical power from the local public utility. There were 36 people employed by K-T Mexico as of December 31, 1998, who are represented by the Industrial Labor Union of Nuevo Leon. The labor agreement is currently expired. There has been no work stoppage at K-T Mexico, and the Company and the Union continue to negotiate toward a reasonable contract, although there can be no assurance that the contract can be renegotiated without a disruption to production.

The  decline  of the Mexican peso has not significantly  impacted the results at K-T Mexico as both funding for operations and sales are denominated in dollars. Further declines in the Mexican peso, or accelerated levels of inflation in Mexico,
could,   however,   adversely  impact   the   Company's   Mexican
operations.

K-T CLAY KAOLIN DIVISION

K-T Clay acquired the kaolin operations and assets of Cyprus Minerals Company's clay division on February 17, 1989, which included kaolin mines and plants at Deepstep and Sandersville, Georgia, and Aiken, South Carolina. On June 1, 1995, K-T Clay acquired the operation and assets of the Langley plant of JM Huber Corporation in Langley, South Carolina. Kaolin, or china clay, is a nearly white clay of sedimentary origin, and is consumed in a variety of end uses including ceramic whiteware, textile grade fiberglass, rubber and paper filler, and miscellaneous plastics, adhesives and pigment applications. Kaolin is a unique industrial mineral because of its wide range of chemical and physical properties. The K-T Clay kaolin division mines, processes, and blends numerous grades of clay to meet the specifications and requirements of its customers.

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

Kaolin is mined by open-pit methods. Orebodies are identified and delineated by exploration drilling and overburden is removed by scrapers down to favorable clay strata. Select mining of clay is then accomplished by backhoe with over-the-road truck haulage to the processing and stockpiling facilities. K-T Clay operates kaolin mines in Georgia, serving its processing plants located at Sandersville and Deepstep, Georgia. K-T Clay also operates kaolin mines located in South Carolina, serving a processing plant located in Langley, South Carolina.

Processing of the clays is completed by the air-floating method where clay is shredded, dried, ground and separated by particle size at the Sandersville, Deepstep, and Langley locations. In addition, clay is processed into a water slurry mixture at the Sandersville location.

K-T Clay's kaolin division holds in excess of 20 years of mineral reserves based on current sales and product mix. Reserves are held on fee simple and leased property. K-T Clay is also continuously exploring for new deposits of kaolin, either to replace certain grades of kaolin that may become mined out or to locate new deposits that can be mined at lower cost.

The kaolin division operates its mines in Georgia and South Carolina under mine permits issued by the Environmental Protection Division, Department of Natural Resources of the State of Georgia, and the Land Resource Conservation Commission,
Division of Mining and Reclamation of the State of South Carolina. All kaolin division mines and processing plants have current permit status and are in good standing.

There were 121 people employed by K-T Clay at its kaolin division as of December 31, 1998, with less than 25% of the labor force being represented by the Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers. The current labor contract at the Sandersville, Georgia, operation expired on March 1, 1999. There has been no work stoppage at the Sandersville operation, and the Company and the Union continue to negotiate toward a reasonable contract, although there can be no assurance that the contract can be renegotiated without a disruption to production.

Both the ball clay and kaolin divisions of K-T Clay's plants and equipment have been operational in excess of 30 years. The Company has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. In 1998, a major expansion at the Gleason, Tennessee, ball clay operation was completed to service a new customer in the fiberglass industry. The expansion increased the plant's capacity by 60,000 tons annually. The net book value of the K-T Clay kaolin division property and its associated plant and equipment was $13.6 million as of December 31, 1998. K-T Clay utilizes power from several public utilities as well as local utility cooperatives located in the vicinity of K-T Clay's operating plants.

K-T FELDSPAR CORPORATION

The Company acquired the operations and assets of K-T Feldspar Corporation on December 13, 1990, including sodium feldspar mines and a processing plant located near Spruce Pine, North Carolina. Feldspars are a mineral group that are the major constituents of igneous rocks and important constituents of other major rock types. The feldspars are the most widespread mineral group and make up 60% of the earth's crust. Chemically the feldspars are aluminosilicates that contain potassium, sodium and calcium.

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

K-T Feldspar's plant and equipment have been operational in excess of 30 years. K-T Feldspar has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Feldspar property and its associated plant and equipment was $5.4 million as of December 31, 1998. Carolina Power & Light Company, a regulated public utility, provides the electric power utilized for operations at K-T Feldspar.

There   were  48  employees  employed  by  K-T  Feldspar  as   of
December 31, 1998; none of whom are represented by a bargaining agent.

MWCA, INC. - MOUNTAIN WEST PRODUCTS DIVISION

The Company acquired the operations and assets of Mountain West in December 1993, including processing plants in Rexburg, Idaho, and Superior, Montana. In April 1995, Mountain West purchased the assets of Western Bark Company, which included processing plants at Kamiah, Idaho, Osburn, Idaho, and Piedmont, South Dakota. In 1997, Mountain West Products, Inc. and Colorado Aggregate Company of New Mexico, both wholly owned subsidiaries of the Company, were combined into MWCA, Inc. In order to provide funds for possible metals and industrial minerals expansion projects, as well as to reduce indebtedness, the Company has decided to attempt to sell MWCA in 1999, although there can be no assurance that the Company will be successful. MWCA-Mountain West Products division's primary business is the purchasing, processing and marketing of certain wood by-products from lumber milling operations in the western intermountain region. These products are sold as organic soil amendments, organic landscape mulches and organic decorative landscape ground cover.

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

Most of MWCA's sales are in the western U.S. and take place in the first six months of the year due to the seasonality of the market. The plants have operated in excess of 17 years at Rexburg, ten years at Superior, ten years at Kamiah, and eight years at Piedmont. In late 1996, the equipment and processing capacity of the Osburn plant was consolidated with the Superior plant due to close proximity of plants and operating efficiencies. In late 1998, the Kamiah plant was closed and its operations were consolidated with other plant operations. All plants are maintained and upgraded continually and are in good working order. The net book value of the associated plant and equipment was approximately $4.9 million as of December 31, 1998.

Utah  Power and Light, Montana Power Company, Idaho County Light,
and  Black Hills Power provide electrical power utilized  by  the
operations   at   Rexburg,  Superior,   Kamiah,   and   Piedmont,
respectively.

Mountain West had 116 employees as of December 31, 1998; none of whom are represented by a bargaining agent.

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

The Mesita mine is owned by CAC. Due to the seasonal nature of CAC's business, it is usually anticipated that most of its annual sales and profits will be generated in the first two quarters of each calendar year. The Company has over five years of mineral reserves at the Mesita, Colorado, location and has developed in excess of 22 years of mineral reserves at the Red Hill mine, in northern New Mexico, which is under lease from the Bureau of Land Management. CAC purchases the rock used for aquarium gravel.

CAC's plants and equipment have been operational in excess of 24 years. CAC has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plants and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $3.4 million as of December 31, 1998. Public Service Company of Colorado, San Luis Valley Rural Electric Cooperative, and Empire District Electric Company provide the electric power utilized for operations at CAC.

CAC  had  79  employees as of December 31, 1998.   The  Teamsters
Union  is  the bargaining agent for CAC's hourly employees.   The
current labor agreement expires on September 17, 2001.

OTHER PROPERTIES

REPUBLIC MINE - REPUBLIC, WASHINGTON

The Company owns the Republic gold mine located in the Republic Mining District near Republic, Washington. In February 1995, the Company completed operations at the Republic mine and has commenced reclamation work in connection with the mine and mill closure. The Company's land position in the Republic area consists of approximately five square miles. In August 1995, the Company entered into an agreement with Newmont to explore and develop the Golden Eagle deposit on the Republic mine property. Newmont conducted extensive exploration on the property and in the third quarter of 1996 entered into a joint venture agreement concerning the property. Newmont paid Hecla $2.5 million for an immediate 75% interest in the joint venture. Newmont is required to fund all expenditures necessary at the Golden Eagle through the feasibility stage.

At December 31, 1998, the accrued reclamation and closure costs balance totaled $4.3 million. Reclamation and closure efforts commenced in 1995. During 1998, the reclamation accrual was reduced by $0.5 million to reflect current estimates of remaining work to be performed. Post-reclamation monitoring will be conducted for approximately three years, following completion of reclamation activities. Reclamation and closure cost expenditures totaling approximately $0.2 million during 1998 were charged against the previously established reclamation and closure cost accrual.

The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 1998.

There was one person employed by the Company at the Republic mine at December 31, 1998.

GROUSE CREEK MINE - IDAHO

The Grouse Creek gold mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mineral rights comprising the mine cover 9.1 square miles, and consist of 15 patented lode mining claims, and two patented placer claims, 43 unpatented millsite claims, and 17 unpatented lode claims for which patent applications are pending. The remainder of the mineral rights in the Yankee Fork Mining District consist of 260 unpatented claims. The mine consists of two distinct ore deposits: the Sunbeam deposit and the Grouse deposit.

In 1994, the Company sold to Great Lakes Minerals Inc. (Great Lakes) a 20% undivided interest in the mine. Pursuant to the acquisition and joint venture agreements, Great Lakes was required to fund its 20% pro-rata portion of all capital and operating costs.

Mining in the Sunbeam pit began in late 1994, and operations in 1994 and 1995 experienced higher than expected operating costs and less than expected operating margins resulting from higher than expected start up costs and lower than expected ore grade. Mining indicated that mill grade ore occurred in thinner, less continuous structures than had been originally interpreted. The Company thus recorded a write-down of the mine's carrying value totaling $97.0 million in 1995 to properly reflect the net realizable value of its interest in the Grouse Creek joint venture.

In 1996, the Company completed metallurgical testing and economic analysis of the Grouse deposit. Based upon this analysis, the Company determined that ore contained in the Grouse deposit was not economical at the then current metals prices. The Company decided to suspend operations at the Grouse Creek mine following completion of mining of the remaining ore in the Sunbeam pit. In connection with this decision, the Company recorded 1996 adjustments for future severance, holding, reclamation, and closure costs totaling $22.5 million, and adjustments to the carrying value of property, plant, and equipment, and inventories totaling $5.3 million.

In January 1997, Great Lakes and the Company entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the project to the Company. Great Lakes retained a 5% defined net proceeds interest in the project. The Company assumed 100% of the interests and obligations associated with the property.

Following completion of mining in the Sunbeam pit in April 1997, the Company placed the Grouse Creek mine on a care-and-maintenance status. Under U.S. Forest Service agreements, the care-and-maintenance period for the property can only extend to June 2000. However, the Company may request a maximum of two one-year extensions to remain in a care-and-maintenance status past the initial three-year period. On or before June 2000, operations must either recommence, the Company must receive an extension on the care-and-maintenance period, or the site must initiate final reclamation.

The approved mining and reclamation plans for the facility will remain in effect during the suspension period. During the period that the property is on a care-and-maintenance basis, reclamation activities will be undertaken as necessary to prevent degradation of the property. During 1997, the milling facilities were mothballed, and the following reclamation activities were completed: the Sunbeam open cut was regraded and an interim cap of compacted waste rock was placed on the floor; the waste rock storage facility was regraded to comply with requirements in the permits for permanent reclamation and an interim cap of compacted waste rock was placed over the entire surface; the underground adits were sealed and the surface facilities for the underground mine were removed, then the site was regraded to comply with the requirements in the permits for permanent reclamation; and approximately 30 acres of exploration roads and other disturbed areas were regraded, seeded and trees and shrubs planted for final reclamation. During 1998, the permanent engineered soil cap was constructed on the waste rock storage facility and additional water treatment facilities were constructed. Ultimately, the milling facilities will be removed and the foundations buried. Concurrent reclamation practices will be employed whenever possible. The original reclamation plan concepts have been approved by the appropriate state and federal agencies, and as new technology and new reclamation practices evolve, they will be evaluated and, when applicable, proposed to the appropriate agencies for approval. Following completion of reclamation, post-reclamation monitoring will occur for about five years. During 1998, the Company increased the accrual for reclamation and closure costs by approximately $0.5 million to reflect current estimates of remaining reclamation and closure costs. As of December 31, 1998, the Company's accrual for remaining holding, reclamation and closure costs totals $11.4 million, although it is possible that the estimate may change in the future.

As  of  December 31, 1998, there were 22 employees at the  Grouse
Creek  mine.   The employees are not represented by a  bargaining
agent.

AMERICAN GIRL MINE - CALIFORNIA

The Company acquired the American Girl gold mine in March 1994 as part of the Equinox Resources (Equinox) acquisition. The mine property is located in Imperial County, California. The property includes three mining areas: the Padre-Madre area, the American Girl area, and the Oro Cruz area where production commenced in late 1995.

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

Reclamation  activities began in September  1996  and  full  mine
reclamation  is  expected to be completed by  mid-1999.   Various
regulatory agencies then require approximately five years of post-
closure   monitoring.   Reclamation  activity  included   limited
backfilling of mine pits, recontouring and revegetating pits  and
heap  leach  pads.   Final reclamation will  include  removal  of
buildings and closure of two solution ponds. During 1998, the Company decreased the accrual for reclamation and closure costs by approximately $1.0 million to reflect current estimates of remaining reclamation and closure costs. The reclamation accrual at December 31, 1998, totaled $0.9 million.

The American Girl mine is held through a combination of patented and unpatented claims either owned outright or through leases. Properties are subject to underlying net smelter return royalties ranging from 3.5% to 12.5% depending upon the lessor, gold price and recovery of capital costs.

During production through October 1996, ore was processed by leaching and conventional milling facilities owned by the joint venture. Electric power is generated on-site by equipment owned by the joint venture. As of December 31, 1998, there were five full-time employees at the site. Employees are not represented by a bargaining unit.

CACTUS MINE - CALIFORNIA

The Cactus mine consists of approximately 1,300 acres of leasehold lands, mining claims and millsites, and fee property located approximately 85 miles northeast of Los Angeles, California, in the Mojave Mining District. The property is readily accessible year-round by all-weather roads. The Company currently has a 63.75% effective interest in Cactus Gold Mines Company (Cactus) and manages Cactus' two open-pit heap leach mines, the Middle Buttes and Shumake. The Company, as manager of Cactus, receives a management fee equal to 2% of net revenues of Cactus as defined in the mining venture agreement and is reimbursed for costs incurred on behalf of Cactus.

The Middle Buttes mine began production in August 1986 and reclamation was completed in 1997. Post-closure monitoring is currently in progress.

Development of the Shumake mine was completed in November 1988, with commercial production beginning in December 1988. Mining operations at the Shumake mine were completed in February 1992. Nominal gold production was obtained during 1998 from solution contained in the process ponds and drained from the heap. Reclamation of the Shumake heap was substantially completed during 1998. However, additional work remains to be done to reclaim the process ponds and plant site. Following completion of reclamation, approximately three years of post-reclamation monitoring is required. An additional reclamation and closure expense of $124,000 was recognized in 1998. At December 31, 1998, the accrual for estimated remaining reclamation and closure costs totaled $0.5 million.

The book value of the Company's interest in the Cactus mine property and its associated plant and equipment was fully depreciated as of December 31, 1998. As of December 31, 1998, there were two employees at the Cactus mine.

Cactus is owned 75% by Middle Buttes Partners Limited (MBPL) and 25% by Dakota Mining Corporation (Dakota). MBPL is a limited partnership in which the Company is both the sole general partner (52.50%) and a limited partner (11.25%). The Company, as general partner of MBPL, receives 75% of the production from Cactus subject to payment of 11.25% of the net cash flows to the other limited partner of MBPL. Dakota has informed the Company that it may not be able to fund its 25% share of remaining reclamation and closure costs. As such, the Company may have to fund Dakota's 25% share of remaining reclamation and closure costs.

YELLOW PINE - IDAHO

The Yellow Pine gold mine is located in Valley County, Idaho, about 50 miles east of McCall in central Idaho, and is accessed by secondary roads and air. The property consists of 26 patented claims which are held by the Company under lease from the Bradley Mining Company of San Francisco, California, and 57 unpatented claims. The lease provides for production royalties equal to 6% of net smelter returns plus 10% of cumulative cash flow, and also provides for a minimum royalty payment of $3,500 per month reduced by current production royalties. Production from the oxide mineralization ceased in 1992; the operation has been undergoing reclamation since that time. During 1998, reclamation of the mine's Homestake open pit was completed and additional recontouring and reclamation occurred at the facility site. Mineralized sulfide material, estimated at between 15 and 20 million tons containing approximately 0.09 ounce of gold per ton, is also located on the property. The Company continues to seek other parties interested in the further exploration and development of this extensive gold-bearing deposit. The net book value of the Yellow Pine property, plant and equipment was fully depreciated as of December 31, 1998. During 1998, the Company
accrued an additional $0.8 million for reclamation and closure costs to reflect current estimates of remaining costs. As of December 31, 1998, the Company's accrual for remaining reclamation and closure totals $1.4 million. Following completion of reclamation, approximately five years of post-reclamation monitoring will be required.

DEVELOPMENT PROJECT

NOCHE BUENA GOLD PROJECT - SONORA, MEXICO

The Noche Buena project is located 44 miles northwest of Caborca, Mexico, and 25 miles south of the Company's La Choya mine. The Noche Buena project is in the state of Sonora and is 100% owned by the Company through its Mexican subsidiary, Minera Hecla, S.A. de C.V. Minera Hecla purchased the Noche Buena concessions from MXUS, S.A. de C.V., a subsidiary of USMX, Inc., in October 1998 subsequent to acquiring an exploration option in November 1997. There are 18,916 acres currently under concession and an application has been filed for concessions to an additional 15,439 acres.

During 1998, Minera Hecla compiled data generated on the property from previous exploration activities and drilled 8,200 meters of core in 63 holes and 17,041 meters of reverse circulation in 130 drill holes. At December 31, 1998, the Company had identified a resource of 11,525,000 tons grading 0.027 gold ounce per ton. Reserve definition, leach pad condemnation, and step-out exploration drilling will continue into 1999.

The detailed feasibility study for a conventional open-pit heap-leach operation, using personnel and surplus equipment from the Company's La Choya mine, is anticipated to be completed during the second quarter of 1999.

Costs in the amount of $2.3 million have been capitalized as of December 31, 1998.

EXPLORATION

The Company conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. The Company owns or controls patented and unpatented mining claims, fee land, mineral concessions, and state and private leases in the United States, Mexico, and South America. The Company's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that
have   been   identified  as  having  potential  for   additional
discoveries,    (3)   advanced-stage   exploration    acquisition
opportunities, and (4) grass roots exploration opportunities. The Company is currently concentrating its exploration activities at the Lucky Friday silver mine, the Greens Creek silver mine, in which the Company maintains a 29.73% interest, the Rosebud gold mine, in which the Company maintains a 50% interest, and other
properties  in  Mexico, South America and  Nevada.   The  Company
remains active in other exploration areas and is seeking advanced-stage acquisition opportunities principally in the United States and Mexico.

Mineral exploration, particularly for gold and silver, is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that the Company's mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling to determine metallurgical processes to extract the metals from the ore, and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the Company's exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

Properties are continually being added to or dropped from the Company's inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 1998, 1997 and 1996 were approximately $4.9 million, $7.4 million and $4.8 million, respectively. Exploration expenditures for 1999 are estimated to be in the range of $4.0 to $5.0 million.

HEDGING ACTIVITIES

The Company's policy guidelines for hedging gold, silver, lead, and zinc production permit management to utilize various hedging mechanisms and strategies for up to 50% of the Company's annual estimated available metal production. Hedging contracts are restricted to no longer than 36 months without approval of the Company's Board of Directors and will be spread among a number of available customers. At December 31, 1998, the Company had 7% of 1999 budgeted gold production and 7% of 1999 budgeted silver production hedged utilizing forward sales contracts. There were no hedging contracts for lead or zinc outstanding at December 31, 1998. None of the aforementioned activities have been entered into for speculative purposes at December 31, 1998. For additional information regarding hedging activities, see Notes 1 and 2 of Notes to the Consolidated Financial Statements and
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

INDUSTRY SEGMENTS

Financial  information with respect to industry segments  is  set
forth   in   Note  9  of  Notes  to  the  Consolidated  Financial
Statements.

COMPETITION

The Company is engaged in the mining and processing of gold, silver, other nonferrous metals, and industrial minerals in the United States and Mexico. The Company encounters strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, gold, silver and industrial minerals. The Company also competes with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Silver and gold are worldwide commodities and, accordingly, the Company sells its production at world market prices.

The Company cannot compare sales from its ball clay mining operations with sales of other ball clay producers because the principal competitors are either family-owned or divisions of larger, diversified companies, but the Company believes that K-T Clay is one of the more significant producers of ball clay in the United States. The principal competitors of the Company in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company, and Old Hickory Clay Company. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989 and JM Huber Corporation in 1995, the Company has also become an important producer in the United States of ceramic-grade kaolin. The principal competitors of the Company in the kaolin industry are Albion Kaolin Company, Evans Clay Company, Wilkinson Clay, and Dixie Clay. The Company, with the acquisition of Indusmin Incorporated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of the Company in the feldspar industry are Feldspar Corporation and Unimin Corporation.

The Company competes with other producers of scoria and with manufacturers of ceramic briquettes in the production and sale of briquettes. The Company has limited information as to the size of the barbecue briquette industry, but believes that it supplies a major portion of the scoria briquettes used in gas barbecue grills. Price and natural product characteristics, such as color, uniformity of size, and lack of contained moisture and density are important competitive considerations. The Company believes that it has a significant portion of the landscape scoria market east of the Continental Divide.

The Company competes with other producers of lawn and garden and soil products, decorative bark products and landscape mulches. The principal competitors are either privately owned companies or divisions of larger diversified companies that operate in numerous regional markets. The Company has limited information about the sales of competing products in its overall markets but believes it supplies a significant portion of the market for its product in the intermountain region of the United States.

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

All of the Company's exploration, development, and production activities in the United States, Mexico, South America, and Canada are subject to regulation by governmental agencies under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. The Company believes that it is in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how the Company conducts many aspects of its business, management of the Company does not believe that they have a material adverse effect on its results of operations or financial condition at this time. The Company's projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, the Company's operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time. The Company believes that adequate provision has been made for disposal of mine waste and mill tailings at all of its operating and nonoperating properties in a manner that complies with current federal and state environmental requirements.

Environmental laws and regulations may also have an indirect impact on the Company, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by smelters to which the Company sells its metallic concentrates and products have substantially increased over the past several years because of requirements that smelters meet revised environmental quality standards. The Company has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to the Company was significantly reduced because of environmental requirements, it is possible that the Company's silver operations could be adversely affected.

The Company is also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

LEGISLATION

During the past five years, the U.S. Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the General Mining Law), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on processing of new patent applications was approved. This moratorium has been extended each year thereafter. In addition, legislation to further amend the General Mining Law was introduced in the U.S. Congress during 1996 and debated again in 1997 and 1998 with limited progress. The legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on the modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands.

EMPLOYEES

As of December 31, 1998, the Company and its subsidiaries employed 1,184 people.

INVESTMENT CONSIDERATIONS

The following Investment Considerations, together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in the Company's securities.

LIQUIDITY

Cash and cash equivalents at December 31, 1998 were $2.5 million. In addition, the Company had the ability to borrow the remaining $12.2 million under its existing $55.0 million revolving and term loan credit facility (the Bank Agreement). Due to the low metals price environment at December 31, 1998, the Company decided it was necessary to adjust a number of the financial covenants and the debt capacity calculation of its Bank Agreement. On February 25, 1999, the Company received a commitment from the lead bank under the Bank Agreement to amend the Bank Agreement (see Note 5 of Notes to the Consolidated Financial Statements). The amount available to borrow under the Bank Agreement, as to be amended, is in part based on a cash earnings calculation which is heavily reliant on the prices for the Company's metals products. Accordingly, there can be no assurance that full availability can be maintained for the life of the facility.

Based upon the Company's estimate of metals prices for 1999, the Company currently believes that the Company's operating cash flows and amounts available to borrow under the Bank Agreement will be adequate to fund the combined total of anticipated minimum capital expenditure requirements, idle property expenditures, exploration expenditures, and the Company's preferred dividend requirement. Additional cash flow will be
required   to  fund  possible  metals  and  industrial   minerals
expansion projects or acquisitions and to reduce outstanding debt. In an effort to preserve cash, reduce outstanding debt, and to fund possible metals and industrial minerals expansion projects or acquisitions, the Company has decided to market for sale its MWCA subsidiary and certain other assets. In addition, the Company has also implemented certain cost cutting measures to attempt to further reduce operating cash costs in 1999. Without the proceeds from the possible sale of MWCA and other assets, successful implementation of cost cutting measures, and other possible financings including equity offerings (all of which the Company is actively pursuing), the Company may have limited resources available to fund possible metals and industrial minerals expansion projects or acquisitions, other cash requirements, and to reduce outstanding debt. There can be no assurance that the Company will be successful in its efforts to sell its MWCA subsidiary and other assets, in its implementation of cost cutting measures, or in its ability to complete other possible financings including equity offerings.

RECURRING LOSSES

The Company has experienced losses from operations for each of the last eight years. For the year ended December 31, 1998, the Company reported a net loss of approximately $0.3 million (before preferred stock dividends of $8.1 million) or $0.01 per share of common stock compared to a net loss of approximately $0.5 million (before preferred stock dividends of $8.1 million) or $0.01 per share of common stock for the year ended December 31, 1997. Without improvements in the current prices of metals, the Company anticipates that its history of losses applicable to common shareholders will continue. Due to the volatility of metals prices and the significant impact metals price changes have on the Company's operations, there can be no assurance that the Company will be profitable in the future.

METAL PRICE VOLATILITY

Because  a  significant  portion of the  Company's  revenues  are derived from the sale of gold, silver, lead and zinc, the Company's earnings are directly related to the prices of these metals. Gold, silver, lead and zinc prices fluctuate widely and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors, all of which are beyond the Company's control, is impossible for the Company to predict. If the market price for these metals falls below the Company's full production costs and remains at such level for any sustained period, the Company will experience additional losses and may determine to discontinue the development of a project or mining at one or more of its properties. While the Company has periodically used limited hedging techniques to reduce a portion of the Company's exposure to the volatility of gold, silver, lead and zinc prices, there can be no assurance that it will be able to do so effectively in the future (see Hedging Activities).

The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, 1993, and each year thereafter through 1998.

                1980        1985        1990        1993        1994        1995        1996        1997        1998
              --------    --------    --------    --------    --------    --------    --------    --------    --------
Gold(1)
  (per oz.)   $ 612.56    $ 317.26    $ 383.46    $ 359.77    $ 384.01    $ 384.16    $ 387.70    $ 331.10    $ 294.16
Silver(2)
  (per oz.)      20.63        6.14        4.82        4.30        5.28        5.19        5.18        4.90        5.53
Lead(3)
  (per  lb.)      0.41        0.18        0.37        0.18        0.25        0.29        0.35        0.28        0.24
Zinc(4)
  (per  lb.)      0.34        0.36        0.69        0.44        0.45        0.47        0.46        0.60        0.46

--------------------
(1)London Final.
(2)Handy & Harman.
(3)London Metals Exchange -- Cash.
(4)London Metals Exchange -- Special High Grade -- Cash.

On February 26, 1999, the closing prices for gold, silver, lead, and zinc were $287.05 per ounce, $5.53 per ounce, $0.24 per pound, and $0.47 per pound, respectively.

VOLATILITY OF METALS PRODUCTION

The Company's future gold and silver production will be dependent upon the Company's success in developing new reserves, as well as exploration efforts (see Project Development Risks and Exploration). If metals prices continue to decline, the Company could determine that it is not economically feasible to continue development of a project or continue commercial production at some of its properties (see Metal Price Volatility).

PROJECT DEVELOPMENT RISKS

The Company from time to time engages in the development of new orebodies both at newly acquired properties and presently existing mining operations (collectively "Development Projects"). The Company's ability to sustain or increase its present level of metals production is dependent in part on the successful development of such new orebodies and/or expansion of existing mining operations. The economic feasibility of any individual Development Project and all such Development Projects collectively is based upon, among other things, estimates of reserves, metallurgical recoveries, and capital and operating costs of such Development Projects, and future metal prices. Development Projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

Development Projects may have no operating history upon which  to
base   estimates   of   future  operating   costs   and   capital
requirements.
                              -36-

Particularly for Development Projects, estimates of reserves, metal recoveries, and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a finite number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all Development Projects may materially differ from the costs and returns estimated.

RESERVES

The ore reserve figures presented in this Form 10-K and in the Company's other SEC filings are, in large part, estimates made by the Company's technical personnel, and no assurance can be given that the indicated level of recovery of these metals will be realized. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience. Market price fluctuations of the various metals mined by the Company, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of orebodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.

The metals prices used to determine ore reserves at a particular mine are typically estimated by the entity managing the mine. These metals prices may vary, depending on each entity's assessment of metals prices over the near term and other factors that such entity believes relevant. The Company estimates metals prices for its ore reserve calculations, which approximate current market prices, but these metals prices may vary from current market prices based on a number of factors the Company believes likely to influence metals prices over the near term. For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

Declines in the market price of metals may also render ore reserves containing relatively lower grades of mineralization uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset the effects of a drop in the market price of the metals expected to be mined from such reserves. If the Company's realized price for the metals it produces, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves and asset write-downs.

JOINT DEVELOPMENT AND OPERATING ARRANGEMENTS

The Greens Creek mine, the Cactus property, and the American Girl property are operated through joint venture arrangements. The Company owns an undivided interest in the assets of the venture. The Company's Rosebud mine is operated through a Limited Liability Company (LLC) with the Company holding 50% of the interest in the LLC. The LLC arrangement operates similar to joint venture arrangements. Under the joint venture and LLC agreements, the joint participants, including the Company, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of a joint venture or LLC agreement (including as a result of insolvency), the Company could incur losses in excess of its pro-rata share of the joint venture. In the event any participant so defaults, each agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting parties' share of products, or its joint venture interest in the properties to satisfy the obligations of the defaulting participant. Based on the information available to the Company, the Company has no reason to believe that its joint venture or LLC participants with respect to the Greens Creek, American Girl, and Rosebud properties will be unable to meet their financial obligations under the terms of the respective agreements. Dakota, which has a 25% interest in the Cactus property, has informed the Company that Dakota may not be able to fund its share of remaining reclamation and closure costs at Cactus. The Company's estimate of its 75% liability for reclamation and closure costs at Cactus totals $0.5 million. The Company may also have to fund Dakota's 25% share of the remaining closure and reclamation obligation.

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

MINING RISKS AND INSURANCE

The business of mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, rockbursts, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although the Company maintains insurance within ranges of coverage it believes to be consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential for pollution or other hazards as a result of disposal waste products occurring from exploration and production) is not generally available  at  economical  terms  to  the  Company  or  to  other companies within the industry. To the extent the Company is subject to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Should the Company be unable to fund fully the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

FOREIGN OPERATIONS

The Company's La Choya gold mine is located in Sonora, Mexico, and the Company's K-T Mexico clay slurry plant is located in Monterrey, Mexico. The Company also has exploration projects and mining investments in Mexico, Canada and South America. Such projects and investments could be adversely affected by exchange controls, currency fluctuations, political risks, taxation and laws or policies of either foreign countries or the United States affecting foreign trade, investment and taxation, which, in turn, could affect the Company's current or future foreign operations.

HEDGING ACTIVITIES

Hedging activities are intended to minimize the effect of declines in metals prices on results of operations for a period of time.

Although hedging activities may protect a company against low metals prices, it may also limit the price that can be received on hedged products, subject to forward sales and call options, potentially resulting in the Company foregoing the realization of revenues to the extent the market prices of metals exceed the related metals price in a forward sale or call option contract. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

ENVIRONMENTAL LIABILITIES

Reserves for closure costs, reclamation and environmental matters totaled $29.8 million and $41.3 million at December 31, 1998 and 1997, respectively. The Company anticipates that expenditures relating to these reserves will be made over the next several years.

Future closure, reclamation, and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, the uncertainties relating to specific reclamation and remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws, regulations, and interpretations. It is possible that changes to estimates of future closure, reclamation, and environmental contingencies could have a material effect on future operating results, as new information becomes known.

GLOSSARY OF CERTAIN MINING TERMS

     Ball Clay -- A fine-grained, plastic, white firing clay used principally for bonding in ceramic ware.

     Cash Operating Costs -- Includes all direct and indirect operating cash costs incurred at each operating mine, excluding royalties and mine production taxes.

     Cash Operating Costs Per Ounce -- Calculated based upon cash operating costs, as defined herein, net of by-product revenues from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

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

     Proven and Probable Ore Reserves -- Reserves that reflect estimates of the quantities and grades of mineralized material at the Company's mines which the Company believes can be recovered and sold at prices in excess of the total cash cost associated with extracting and processing the ore. The estimates are based largely on current costs and on projected prices and demand for the Company's products. Mineral reserves are stated separately for each of the Company's mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. The Company's estimates of Proven and Probable reserves for the Lucky
     Friday mine, the Rosebud mine and the La Choya mine at December 31, 1998 and 1997 are based on gold prices of $350 and $350 per ounce, silver prices of $5.50 and $5.20 per ounce, lead prices of $0.26 and $0.29 per pound, and zinc prices of $0.55 and $0.65 per pound, respectively. Proven and Probable ore reserves for the Greens Creek mine are based on calculations of reserves provided to the Company by the operator of Greens Creek that have been reviewed but not independently confirmed by the Company. Kennecott Greens Creek Mining Company's estimates of Proven and Probable reserves for the Greens Creek mine as of December 1998 and 1997 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metal prices. The weighted-average prices used were:

                    December 31,          December 31,
                        1998                  1997
                    -------------         -------------

          Gold         $ 327                 $ 359
          Silver        5.11                  4.85
          Lead          0.29                  0.29
          Zinc          0.56                  0.56


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

     Total Production Costs -- Includes total cash costs, as defined, plus depreciation, depletion, amortization, and reclamation accruals relating to each operating mine.

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

     Underhand Mining -- The primary mining method employed in the Lucky Friday mine utilizing mechanized equipment, a ramp system and cemented sand fill. The method has proven effective in reducing mining costs and rockburst activity.

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

ITEM 2.   PROPERTIES.

The Company's principal mineral properties are described in Item 1 above. The Company also has interests in a number of other mineral properties in the United States, Canada, Mexico and South America. Although some of such properties are known or believed to contain significant quantities of mineralization, they are not considered material to the Company's operations at the present time. Encouraging results from further exploration or increases in the market prices of certain metals could, in the future, make such properties considerably more important to the business of the Company taken as a whole.

The general corporate office of the Company is located in Coeur d'Alene, Idaho, on a tract of land containing approximately
13 acres.  The Company also owns and has subdivided approximately
34 adjacent acres presently held for sale.

The administrative office of the Company's ball clay, kaolin and feldspar operations is located in Nashville, Tennessee. Additionally, there are general offices and laboratory facilities at each operating location. The Company also owns approximately 1,600 acres of land principally for use in connection with milling and storage operations for the industrial minerals operations. The administrative offices of K-T Clay de Mexico are located with the clay slurry processing facility on a parcel of land near Monterrey, Mexico.

The general offices of MWCA, Inc. are located in Rexburg, Idaho. Bark processing facilities are located in Rexburg, Idaho, Superior, Montana, and Piedmont, South Dakota. The Company owns a parcel of land of approximately 20 acres in the vicinity of Antonito, Colorado, on which are located building, storage and shipping facilities utilized in its scoria business, and a bagging plant for landscape scoria. The Company also owns a bagging facility, utilized for scoria briquettes, located at San Acacio, Colorado.

The Company believes that its existing facilities are sufficient for their intended purposes.

ITEM 3.   LEGAL PROCEEDINGS.

Contingencies

- Bunker Hill Superfund Site

In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency
(EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker Hill Site) located at Kellogg, Idaho. The Consent Decree settled the Company's response-cost liability under Superfund at the Bunker Hill Site. As of December 31, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $5.0 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage (NRD) litigation described below.

- U.S. Government Claims

In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Idaho Federal District Court consolidated the Tribe's NRD litigation with the U.S. Government's lawsuit for discovery and other limited pretrial purposes.

On September 30, 1998, the Federal District Court granted the Company's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of the EPA to comply with federal law and EPA regulations in expanding the Natural Priority List site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. Summary judgment motions related to i) the extent of Federal Trusteeship over Natural Resources in the Coeur d'Alene Basin, ii) a constitutional challenge to the retroactive application of Superfund liability at the site, and iii) case management are pending before the Federal District Court.

In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire
Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

- State of Idaho Claims

In March 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho (the State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's NRD claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

At  December  31,  1998,  the Company's accrual  for  remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.4 million. These expenditures are anticipated to be expended during 1999. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

Insurance Coverage Litigation

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of December 31, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Other Claims

On October 22, 1998, the Company and certain affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29.6 billion for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. The Company has provided notice and demand for defense/indemnity to its insurance carriers providing coverage for the Cactus Gold mine operation. To date, the Company has not received any response from the carriers. The Company has retained outside counsel to defend the Company in advance of any response from the insurance companies. Based on a preliminary review with outside counsel of the allegations in the complaint as it relates to the historical operations at the Cactus Gold mine, the Company believes the allegations are without merit.

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

                            PART II


ITEM 5.   MARKET  FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED
          STOCKHOLDER MATTERS.

              (a) (i) Shares of the Common Stock are traded on the New York Stock Exchange, Inc., New York, New
              York.

                   (ii)   The price range of the Common Stock  on
              the New York Stock Exchange for the past two years was as follows:


                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter
                            -------   -------   -------   -------

            1998 - High     $ 6.69    $ 7.13    $ 5.31    $ 5.25
                 - Low        4.44      4.81      3.19      3.50
            1997 - High     $ 7.25    $ 6.25    $ 6.13    $ 6.31
                 - Low        5.25      5.25      4.94      4.38


        (b)As of December 31, 1998, there were 10,162 holders of record of the Common Stock.

        (c)There were no Common Stock cash dividends paid in 1998 or 1997. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and the Company's cash requirements.

ITEM 6. SELECTED FINANCIAL DATA.
           (dollars in thousands except for per-share amounts)




                                                Years Ended December 31,
                             -------------------------------------------------------------
                               1998         1997         1996         1995         1994
                             ---------    ---------    ---------    ---------    ---------

Total revenue                $ 165,148    $ 168,569    $ 166,882    $ 159,704    $ 130,569
                             =========    =========    =========    =========    =========

Net loss                     $    (300)   $    (483)   $ (32,354)   $(101,719)   $ (24,613)
Preferred stock dividends       (8,050)      (8,050)      (8,050)      (8,050)      (8,050)
                             ---------    ---------    ---------    ---------    ---------

Loss applicable to
 common shareholders         $  (8,350)   $  (8,533)   $ (40,404)   $(109,769)   $ (32,663)
                             =========    =========    =========    =========    =========

Basic and diluted loss per
 common share                $   (0.15)   $   (0.16)   $   (0.79)   $   (2.28)   $   (0.74)
                             =========    =========    =========    =========    =========

Total assets                 $ 252,062    $ 250,668    $ 268,393    $ 258,190    $ 344,582
                             =========    =========    =========    =========    =========

Long-term debt - Notes and
 contracts payable           $  42,923    $  22,136    $  38,208    $  36,104    $   1,960
                             =========    =========    =========    =========    =========

Cash dividends per common
 share                       $     - -    $     - -    $     - -    $     - -    $     - -
                             =========    =========    =========    =========    =========

Cash dividends per preferred
 share                       $    3.50    $    3.50    $    3.50    $    3.50    $    3.50
                             =========    =========    =========    =========    =========

Common shares issued        55,166,728   55,156,324   51,199,324   48,317,324   48,144,274

Shareholders of record          10,162       10,636       11,299       12,210       13,196

Employees                        1,184        1,202        1,254        1,259        1,204

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

Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements. Forward-looking statements involve risks and uncertainties, including: the timely development of existing properties and reserves and future projects, the impact of metals prices and metals production volatility, changing market conditions and the regulatory environment and the other risks detailed below and elsewhere in this Form 10-K (see "Investment Considerations" of Part I, Item 1 of this Form 10-K) and from time to time, as necessary, in the Company's periodic reports filed with the Securities and Exchange Commission. As a result, actual results may differ materially from those projected or implied. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements as circumstances change or develop.

In 1998, the Company produced approximately 127,000 ounces of gold compared to approximately 174,000 ounces of gold in 1997. The decrease in gold production during 1998 is the result of the suspension of operations at the Grouse Creek mine in April 1997 and decreased gold production at the La Choya mine in 1998 resulting from the completion of mining in 1998. This was partly offset by increased gold production at the Rosebud mine where operations commenced in April 1997. The Company's gold production in 1998 was from the following sources: the Rosebud mine - approximately 65,000 ounces, the La Choya mine -
approximately 40,000 ounces, the Greens Creek mine - approximately 18,000 ounces, and an additional 4,000 ounces from other sources. In

---------------------
(1) For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of
Item 1 of this Form 10-K, page 41.

1999, the Company expects to produce between 77,000 and 83,000 ounces of gold. The 1999 estimated gold production includes
47,000 to 51,000 ounces from the Company's interest in the Rosebud mine, 18,000 to 20,000 ounces from the Company's interest in the Greens Creek mine, and 12,000 ounces from the La Choya mine and other sources.

In 1998, the Company produced approximately 7.2 million ounces of silver compared to 1997 production of approximately 5.1 million ounces. The increase in silver production in 1998 is principally the result of increased silver production at the Lucky Friday mine due to mining in the higher silver grade expansion in the
1998 period. The Company's silver production in 1998 was principally from the Lucky Friday mine - approximately 4.1 million ounces, the Greens Creek mine - approximately 2.8 million ounces, and the Rosebud mine - approximately 0.3 million ounces. The Company's share of silver production for 1999 is expected to be between 7.2 and 7.5 million ounces. The 1999 estimated silver production includes 4.5 to 4.7 million ounces from the Lucky Friday mine, 2.5 to 2.6 million ounces from the Company's interest in the Greens Creek mine and an additional 0.2 million ounces from other sources.

In 1998, the Company shipped approximately 1,005,000 tons of product from the Kentucky-Tennessee Clay (K-T Clay) group, including ball clay, kaolin, and feldspar. The Company's shipments of products from the K-T Clay group are expected to increase in 1999 to approximately 1,090,000 tons. In 1998, the Company shipped approximately 110,000 tons of specialty aggregates from its MWCA-Colorado Aggregate division, and approximately 1,078,000 cubic yards of landscape material from its MWCA-Mountain West Products division. In order to provide funds for possible metals and industrial minerals expansion, as well as to reduce indebtedness, the Company has decided to attempt to sell MWCA in 1999, although there can be no assurance that the Company will be successful.

RESULTS OF OPERATIONS

1998 vs 1997

The Company incurred a net loss of approximately $0.3 million ($0.01 per common share) in 1998 compared to a net loss of approximately $0.5 million ($0.01 per common share) in 1997. After $8.1 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the Company's loss applicable to common shareholders for 1998 was approximately $8.4 million, or $0.15 per common share, compared to $8.5 million, or $0.16 per common share in 1997. The change in the loss applicable to common shareholders during 1998 was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

Comparing  the  average metal prices for  1998  with  1997,  gold decreased  11%  from  $331 per ounce to $294  per  ounce,  silver increased 13% from $4.90 per ounce to $5.53 per ounce, lead decreased 14% from $0.28 per pound to $0.24 per pound, and zinc decreased 22% from $0.60 per pound to $0.47 per pound. During 1998, the Company's realized gold price per ounce decreased 15% from $356 per ounce to $301 per ounce.

Sales of the Company's products decreased by approximately $4.7 million, or 2.9%, in 1998 compared to 1997. The decreased product sales resulted from lower sales totaling approximately $23.5 million from gold operations due to decreased production and a lower gold price in the 1998 period. The decrease in sales from gold operations was partly offset by increased sales from the industrial minerals segment of $9.7 million where sales improved at both K-T Clay and MWCA. In addition, there were increased sales from silver operations of $9.1 million due principally to increased production at the Lucky Friday mine and a higher silver price, partly offset by lower gold, zinc, and lead by-product prices.

Cost of sales and other direct production costs increased $1.2 million from $126.7 million in 1997 to $127.9 million in 1998, primarily due to increases in operating costs at (1) the industrial minerals segment of $8.5 million resulting from increased sales of products at K-T Clay and MWCA, combined with reorganization costs at MWCA and a patent litigation settlement at K-T Clay; (2) the Lucky Friday mine totaling $4.8 million resulting from increased production and sales from the newly developed expansion area; (3) the Rosebud mine of $4.7 million due to operating the mine for a full year in 1998 compared to nine months in 1997 following the commencement of operations in April 1997; and (4) the Greens Creek mine of $0.4 million. These increases in operating costs were partly offset by (1) decreased operating costs of $10.3 million at the Grouse Creek mine where operations were suspended in April 1997; (2) decreased operating costs at the La Choya mine of $6.3 million, due to decreased production; and (3) decreased costs at other operations totaling approximately $0.5 million.

Cost of sales and other direct production costs as a percentage of sales increased from 77.3% in 1997 to 80.3% in 1998. The increase is primarily due to the effects of decreased gold production at the La Choya mine, and lower gold, zinc, and lead prices in the 1998 period.

Depreciation, depletion and amortization increased $1.2 million, or 5.7%, from 1997 to 1998 principally due to (1) increased depreciation at the Rosebud mine ($1.5 million), the result of operating twelve months in 1998 versus nine months in 1997; (2) increased depreciation at the Lucky Friday mine ($1.2 million), due to increased production in the 1998 period; and (3) increased depreciation at the industrial minerals segment ($0.2 million). These increases were partly offset by decreased depreciation, depletion, and amortization at (1) the La Choya mine ($1.5 million) as a result of the majority of the current property, plant, and equipment being fully depreciated as of December 31, 1997, and (2) the Greens Creek mine ($0.3 million).

Cash operating costs, total cash costs, and total production costs per gold ounce increased from $166, $173, and $239 in 1997 to $177, $189, and $262 in 1998, respectively. The increases in the cash operating, total cash and total production costs per gold ounce were mainly attributed to increased per ounce costs at both the La Choya mine, the result of decreased production, and the Rosebud mine, the result of higher milling costs and mining of lower grade gold ore.

Cash operating costs and total cash costs per silver ounce increased from $3.58 and $3.58 in 1997 to $3.96 and $3.96 in 1998, respectively. The increases in cash costs per ounce amounts are due primarily to increased costs per ounce amounts at the Greens Creek mine due to the impact of lower gold, zinc, and lead by-product prices, partly offset by decreased costs per ounce amounts at Lucky Friday resulting from increased silver production from higher grade ore, which was also offset by lower by-product metal prices. Total production costs per silver ounce decreased slightly from $5.42 per ounce in 1997 to $5.37 per ounce in 1998 principally the result of lower depreciation and depletion per ounce at the Lucky Friday mine due to increased ore reserves. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of the production costs per ounce of silver.

Other operating expenses decreased by approximately $2.1 million, or 13.6%, from 1997 to 1998, due principally to (1) a decrease in exploration expenditures ($2.6 million), principally in Mexico at the La Jojoba and El Porvenir properties, partly offset by increased expenditures in Peru and Chile at the Alto Dorado and Cacique sites; (2) non-recurrence of a reduction in carrying value of mining properties ($0.7 million), the result of a $0.5 million adjustment in 1997 at the Lisbon Valley joint venture, a uranium property, and a $0.2 million adjustment of material and supplies inventory at the Grouse Creek mine in 1997; and (3) decreased general and administrative expenditures ($0.4 million). These items were partly offset by an increased provision for closed operations and environmental matters totaling $1.5 million, consisting of (a) a provision in 1998 at the closed Star mine versus a benefit in 1997 ($1.3 million); (b) a decreased benefit from the American Girl mine in 1998 ($1.2 million); and
(c) other net increases of $0.3 million. These increases in the provision were partly offset by a decreased provision at Grouse Creek ($1.3 million).

Other income was approximately $3.3 million in 1998 compared to $0.9 million in 1997. The $2.4 million increase was primarily due to (1) a gain on investments in 1998 versus a loss in 1997 ($1.5 million); (2) an increase in interest and miscellaneous income in 1998 over 1997 ($1.3 million) resulting from gains on the sale of land located near the Company's corporate headquarters ($3.0 million), partly offset by the 1997 gain on sale of an 8% interest in the Buckhorn Joint Venture, in Nevada, of $1.1 million and decreased royalty income ($0.5 million); and (3) decreased miscellaneous expense ($0.2 million). These items were partly offset by increased total interest costs as a result of increased borrowings under the Company's revolving and term loan credit facility and increased interest expense and fees associated with the Company's tax-exempt solid waste disposal bonds. Capitalized interest costs increased $0.2 million due to increased capitalized interest associated with the Lucky Friday expansion project ($0.4 million), which was partly offset by decreased capitalized interest at the Rosebud mine.

Income taxes reflect a benefit of $0.9 million in 1998 compared to a provision of $1.9 million in 1997. The benefit in 1998 primarily relates to the resolution of outstanding foreign tax matters in the Company's favor during 1998, combined with the carryback of certain various 1998 expenditures to reduce U.S. income taxes previously provided, partly offset by a provision for various state income taxes. The provision in 1997 primarily reflects the provisions for foreign income taxes as well as various state income taxes, partially offset by the carryback of certain 1997 expenditures to reduce U.S. income taxes previously provided.

RESULTS OF OPERATIONS

1997 vs 1996

The Company incurred a net loss of approximately $0.5 million ($0.01 per common share) in 1997 compared to a net loss of approximately $32.4 million ($0.63 per common share) in 1996. After payment of $8.1 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, the
Company's loss applicable to common shareholders for 1997 was approximately $8.5 million, or $0.16 per common share, compared to $40.4 million, or $0.79 per common share in 1996. The smaller loss in 1997 was due to various factors, the most significant of which were 1996 adjustments, totaling $35.7 million for severance, holding, reclamation, closure costs, and carrying value adjustments at the Grouse Creek and American Girl mines.

Sales of the Company's products increased by approximately $5.7 million, or 3.6%, in 1997 compared to 1996, principally due to increased sales totaling approximately $36.9 million, most notably from the Greens Creek mine where operations recommenced in July 1996, and the Rosebud mine where operations commenced in April 1997. These factors were partially offset by decreased sales of approximately $31.2 million principally at the Grouse Creek mine where operations were completed in April 1997, decreased sales at the American Girl mine where operations were suspended in the fourth quarter of 1996, decreased sales at the La Choya mine principally the result of lower average gold prices and slightly lower production, decreased sales at MWCA-Mountain West Products division primarily due to unfavorable weather conditions during the selling season and resulting competitive pricing pressures in the 1997 period, decreased sales at the Lucky Friday mine principally due to decreased lead and silver prices, decreased sales at K-T Clay's Kaolin division due to increased competition and product substitution in export business to the fiberglass industry, and decreased sales at K-T Feldspar resulting from a weaker domestic ceramic market and losses to competition and substitute products.

Comparing  the  average metals prices for 1996  with  1997,  gold decreased 15% from $388 per ounce to $331 per ounce, silver decreased 5% from $5.18 per ounce to $4.90 per ounce, lead decreased 20% from $0.35 per pound to $0.28 per pound, and zinc increased 30% from $0.46 per pound to $0.60 per pound. During 1997, the Company's realized gold price per ounce decreased 9% from $393 per ounce to $356 per ounce.

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

Cost of sales and other direct production costs as a percentage of sales improved from 80.2% in 1996 to 77.3% in 1997. The improvement is primarily due to the shutdown of the higher cost American Girl mine in late 1996, and the suspension of operations at the higher cost Grouse Creek mine in April 1997, as well as the addition of the lower cost Rosebud and Greens Creek mines.

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

Cash operating costs, total cash costs, and total production costs per gold ounce decreased from $273, $276, and $364 in 1996 to $166, $173, and $239 in 1997, respectively. The decreases in the cash operating, total cash and total production costs per gold ounce were mainly attributed to the suspension of operations at the higher cost American Girl and Grouse Creek mines, as well as the commencement of production at the lower cost Rosebud mine. The total production costs per ounce was also favorably impacted by the decreased depletion rate per ounce at the La Choya mine in 1997 compared to 1996.

Cash operating costs, total cash costs, and total production costs per silver ounce decreased from $4.24, $4.24, and $5.47 in 1996 to $3.58, $3.58, and $5.42 in 1997, respectively. The decreases in cash costs per ounce amounts were due primarily to recommencement of operations at the Greens Creek mine in July 1996, partially offset by increased per ounce costs at the Lucky Friday mine resulting from decreased lead by-product credits in the 1997 period. Gold, lead, and zinc are by-products of the Company's silver production, the revenues from which are netted against production costs in the calculation of the production costs per ounce of silver.

Other operating expenses decreased by approximately $32.9 million, or 67.7%, from 1996 to 1997, due principally to a decrease in the provision for closed operations and environmental matters totaling $23.5 million, consisting of (a) the 1996 provision at the Grouse Creek mine ($22.5 million); (b) the 1996 provision for environmental matters within the Coeur d'Alene River Basin ($2.7 million); (c) a benefit from the American Girl mine in 1997 versus a provision in 1996 ($1.8 million); and (d) reductions in the provision for closed operations and environmental matters in 1997 at other properties, including Kirkland Lake ($0.8 million), Republic ($0.7 million), Buckhorn ($0.6 million), Star ($0.3 million), and Escalante ($0.2 million). These decreases in the provision were partly offset by increased provisions including (a) the receipt of $2.6 million in insurance proceeds in 1996 related to the remediation liability at Bunker Hill; and (b) increases in the provision for closed operations and environmental matters in 1997 at other properties including Grouse Creek ($1.8 million), Cactus ($0.7 million), Durita ($0.7 million), Yellow Pine ($0.3 million), and other idle properties ($0.2 million). Also, contributing to the decrease in other operating expenses was a decrease in reduction in carrying value of mining properties of $12.2 million, consisting of the Company's 1996 reduction in carrying value of the Company's interest in the American Girl mine ($7.6 million) and the Grouse Creek mine ($5.3 million), partly offset by the 1997 reduction in mining properties related to the Lisbon Valley joint venture, a uranium property ($0.5 million), and material and supplies inventory at the Grouse Creek mine ($0.2 million). These decreases were partially offset by increased exploration expenditures of $2.6 million, most notably at the La Jojoba ($1.6 million) and El Porvenir ($1.3 million) gold properties in Mexico, partly offset by other net exploration decreases ($0.3 million); and increased general and administrative expenses of $0.2 million.

Other income was approximately $0.9 million in 1997 compared to $6.0 million in 1996. The $5.1 million decrease was primarily due to (1) decreased interest and other income ($4.0 million) resulting principally from the 1996 gain on sale of a royalty interest in the Rosebud mine to Euro-Nevada ($2.5 million), 1996 gain on sale of the Apex mine ($1.0 million), 1996 sale of an interest in the Golden Eagle joint venture ($0.6 million), other 1996 gains on the sales of assets, including land in Coeur d'Alene ($0.6 million), and decreased interest income due to release of restricted investments in 1997 ($0.5 million), partially offset by the 1997 gain on sale of an 8% interest in the Buckhorn joint venture, in Nevada, ($1.1 million); (2) increased net interest cost of $1.0 million; and (3) increased loss on investments of $0.4 million principally the result of a write-down of an investment in common stock. These decreases were partially offset by decreased miscellaneous expense in 1997 of $0.2 million. Total interest cost decreased $0.6 million in 1997, principally due to lower borrowings in 1997 under the Company's revolving and term loan credit facility. Capitalized interest costs decreased $1.6 million principally due to decreased capitalized interest costs associated with the Greens Creek development, the Rosebud mine which was completed in March 1997, and the American Girl mine, partly offset by increased capitalized interest at the Lucky Friday expansion project.

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

At December 31, 1998, assets totaled approximately $252.1 million and shareholders' equity totaled approximately $151.7 million. Cash and cash equivalents decreased by $1.3 million from $3.8 million at the end of 1997 to $2.5 million at December 31, 1998.

During 1998, $12.9 million of cash was provided by financing activities. The major source of cash was borrowings on long-term debt of $44.5 million. This source of cash was partially offset by uses of cash including repayments on long-term debt of $23.7 million and payment of preferred stock dividends of $8.1 million.

Operating activities provided $2.0 million of cash during 1998. The primary sources of cash were from the Rosebud mine, the La Choya mine, the Greens Creek mine, and the Company's industrial minerals operations. Partially offsetting these sources were (1) decreases, totaling $12.6 million, in accrued reclamation and other noncurrent liabilities principally for reclamation and closure activities at the Grouse Creek mine, the Bunker Hill Superfund Site, the Cactus mine, the Coeur d'Alene River Basin, the Durita site, the Republic mine, and the American Girl mine;
(2) gain on disposition of properties, plants, and equipment ($2.6 million), most notably for land located near the Company's corporate headquarters; (3) gain on sale of investments ($1.1 million); and (4) other working capital items of $4.5 million. Principal noncash charges included in operating activities include (1) depreciation, depletion, and amortization costs of approximately $22.6 million and (2) provisions for reclamation and closure costs of approximately $0.6 million.

The Company's investing activities used $16.2 million of cash during 1998. The most significant use of cash was $22.5 million for properties, plants, and equipment additions described below and the purchase of investments and increase in cash surrender value of life insurance of $0.7 million. These uses were partially offset by (1) proceeds from sales of assets ($3.7 million); (2) the release of $1.6 million in restricted assets; and (3) proceeds of $1.3 million from the sale of investments. During 1998, the most significant asset additions were $6.2 million at the Lucky Friday mine related to the expansion project, $6.0 million at the industrial minerals operations including a plant expansion at the Gleason, Tennessee ball clay plant, $3.8 million at the La Choya mine for costs associated with pushing the pit wall back, $3.0 million for capitalized expenditures at Greens Creek, $2.3 million at the Noche Buena project, and capitalized interest of approximately $1.0 million.

Due to recent declines in the prices of metals that the Company produces, including gold, silver, lead, and zinc, the Company has developed plans to generate and preserve cash during the current low metals price environment. Gold (London Initial), silver (Handy & Harman), lead (LME Cash), and zinc (LME Cash) closed the year at $287 per ounce, $5.05 per ounce, $0.225 per pound, and $0.415 per pound, respectively. The Company's 1999 plans include marketing for sale its MWCA subsidiary and certain other assets. The Company has also implemented certain cost cutting measures to reduce operating cash costs in 1999. Without improvements in the prices of metals, the Company anticipates that its history of losses applicable to common shareholders will continue. There can be no assurance that the Company will be successful in its efforts to sell the MWCA subsidiary and other assets, or in its implementation of cost cutting measures.

The   Company  currently  estimates  that  minimum  1999  capital expenditures will be approximately $6.8 million. These expenditures consist primarily of (1) the Company's share of capital expenditures at the Greens Creek mine ($3.5 million); (2) capital expenditures at the Noche Buena project ($1.7 million);
(3)  industrial minerals capital expenditures ($1.2 million); and
(4) capital expenditures at other operating locations ($0.4 million). These planned capital expenditures will depend, in large part, on the Company's ability to obtain the required funds from operating activities, and amounts available under its revolving and term loan credit facility. There can be no assurance that actual capitalized expenditures will be as projected based upon the uncertainties associated with the estimates for capital projects, uncertainties associated with possible development projects, and the Company's ability to generate adequate funding for the projected capital expenditures.

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

On September 30, 1998, the Company amended its revolving and term loan credit facility (the Bank Agreement). Under the terms of the Bank Agreement, the Company may borrow up to $55.0 million, subject to certain limitations, on a revolving credit basis through December 31, 2001, repayable in eight quarterly installments beginning March 31, 2002. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests for which the Company was in compliance at December 31, 1998. Amounts available under the Bank Agreement are based on a defined debt to cash flow test. As of December 31, 1998, the Company had borrowings of $42.8 million (including $9.8 million in solid waste disposal revenue bonds) and the ability to borrow the remaining $12.2 million under the facility. The interest rate for borrowings under the Bank Agreement as of December 31, 1998, was 7.06%. Interest rates on the Bank Agreement are based on LIBOR or the prime rate and may vary based upon the Company's debt level.

On February 25, 1999, the Company received a commitment from the lead bank under the Bank Agreement to amend the Bank Agreement. Under the revised terms of the Bank Agreement, the amount available to borrow will remain up to $55.0 million, subject to certain limitations. The ability to borrow under the amended Bank Agreement will be based upon historical cash earnings, as defined, plus the value of a specified amount of eligible accounts receivable and inventory. Under the revised terms, the

Company will have to maintain certain financial ratios, and meet certain net worth and indebtedness tests, and the Company will be required to pay an annual facility fee in the range of $192,500- $275,000, based on average quarterly borrowings. Collateral provisions under the terms of the amended agreement will be increased to include a secured interest in the Company's inventory. Interest rates under the amended agreement will continue to be based on LIBOR or the prime rate. All other terms under the existing Bank Agreement remain as they were previously.

The Company's planned environmental and reclamation expenditures for 1999 are expected to be between $9.0 and $10.0 million, principally for environmental and reclamation activities at the Grouse Creek mine, the Bunker Hill Superfund Site, the Coeur d'Alene River Basin, and the American Girl, Yellow Pine, Cactus, and Republic properties.

Exploration  expenditures  for 1999 are  currently  estimated  to range from $4.0 to $5.0 million. Depending on the results of exploration activities, actual costs could be higher or lower than estimated. The Company's exploration strategy will focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties, as well as grass roots and advanced stage projects. Accordingly, 1999 domestic exploration expenditures will be incurred principally at the Greens Creek, Rosebud, and Lucky Friday properties. Foreign exploration efforts in 1999 will center primarily on targets in Mexico and South America.

In the normal course of its business, the Company uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from these contracts are recognized at the time the contracts are closed out by delivery of the underlying commodity, when the Company matches specific production to a contract, or upon settlement of the net position in cash. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

At December 31, 1998, the Company had forward sales commitments through June 30, 1999, for 6,000 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $371,000 at December 31, 1998. The London Initial gold price at year end was $287 per ounce. Additionally, at December 31, 1998, the Company had forward sales commitments through June 30, 1999, for 500,000 ounces of silver at an average price of $6.54. The estimated fair value of these forward sales commitments was $740,000 at December 31, 1998. The Handy & Harman silver price at year end was $5.05 per ounce. The nature and purpose of these forward sales contracts, however, does not presently expose the Company to any significant net loss. All of these contracts are designated as hedges at December 31, 1998.

In November 1994, the Company entered into a court-approved Consent Decree requiring the Company and certain other mining companies to undertake specific remediation work with respect to the Bunker Hill Superfund Site in northern Idaho. At December 31, 1998, the Company's allowance for Bunker Hill Superfund Site remedial action costs was approximately $5.0 million. Although the Company believes the allowance is adequate based on current estimates of aggregate costs, the Company plans to reassess its obligations under the Consent Decree during 1999. Depending on the results of the reassessment, it is reasonably possible that the Company's estimate of its obligation may change.

The Company is subject to a lawsuit filed by the Coeur d'Alene Tribe and the U.S. Government claiming natural resource damages and response costs in portions of the Coeur d'Alene River Basin in northern Idaho and downstream. The claims have been made against the Company and a number of mining companies under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), based upon these companies' historical mining practices. In May 1998, the Environmental Protection Agency (EPA) announced that it had commenced a remedial investigation/feasibility study under Superfund for the entire Coeur d'Alene Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in one lawsuit.

In 1997, K-T Clay terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. The Company believes $11.0 million of insurance coverage is available for about $8.0 million in claims to date. Although the outcome cannot be assured, the Company believes that there will be no material adverse financial effect on the Company from this matter.

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

YEAR 2000

The Company utilizes software and related technologies throughout its business that will be affected by the "Year 2000 computer problem," which is common to many corporations and governmental entities. This problem concerns the inability of information systems, primarily computer software programs and certain hardware, to properly recognize and process date-sensitive information as the Year 2000 approaches. Absent corrective actions, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

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

The Company's primary IS was originally evaluated in 1996, and out of 2,300 programs, 850 were identified that required modification. All of the 850 programs have been modified, installed and tested by the Company's information services department. End user testing is approximately 40% complete with expected completion by March 31, 1999. The Company's other IS's are currently being evaluated and progress is being made in identifying non-compliant systems. Plans are also being made to remediate the non-compliant systems. The Company currently anticipates completing its evaluation of the other IS's, along with plans for remediating non-compliant systems by March 31, 1999.

Inventories and assessments of non-IS systems have been completed by all thirteen teams. Remediation efforts are currently being implemented, where necessary. Contingency plans will be developed for all major components in case of system failures surrounding the Year 2000.

The Company is utilizing independent consultants to oversee the Year 2000 project as well as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors at each respective meeting.

The Company has identified critical suppliers, as well as other essential service providers, and has surveyed their Year 2000 compliancy. Based on expected compliance dates expressed by some of these critical suppliers and other service providers, additional follow-up will be required to fully assess their state of readiness for the Year 2000. These follow-up activities will occur throughout 1999. For other suppliers and service providers, risk assessments and contingency plans, where necessary, will be finalized by mid-year 1999. The Company has taken the above described steps to address issues surrounding suppliers and service providers; however, the Company has no direct ability to influence other parties' compliance actions. The Company believes it has taken the necessary actions to mitigate the effect of Year 2000 risks, although the Company is not able to eliminate the risks or to estimate the ultimate effect Year 2000 will have on the Company's operating results and financial condition.

Contingency plans for Year 2000 related business interruptions are being developed and will include, but are not limited to, the development of emergency backup recovery procedures, replacing automated processes with manual processes, identification of alternate suppliers, and increasing raw material supplies and finished goods inventory prior to December 31, 1999. All plans are expected to be completed by the end of the second quarter of 1999, but ongoing monitoring will continue throughout 1999.

The Company's most likely potential risk is a temporary inability to process and ship its products, as well as the inability of some customers to order and pay on a timely basis.

Incremental costs directly related to Year 2000 issues are estimated to be $201,000 from 1998 to 2000, of which approximately $108,000 has been spent as of December 31, 1998. The Company's current estimate of expected costs is based upon work performed to date, and depending on the results of future work, the cost estimate may increase. This estimate assumes that the Company will not incur significant Year 2000 costs on behalf of its suppliers or customers.

The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company is taking steps it believes to be necessary to prevent any major interruption to its business activities, that will depend in part, upon the ability of third parties to be Year 2000 compliant.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this statement is encouraged as of the beginning of any fiscal quarter. The Company is presently evaluating the effect the adoption of this standard will have on the Company's financial condition, results of operations, and cash flows.

In April 1998, Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities" was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up and organizational expenses to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company is presently evaluating the effect the adoption of SOP 98-5 will have on the Company's financial condition and results of operations.

ITEM 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURE  ABOUT  MARKET
          RISK

The following discussion about the Company's risk-management activities include "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The following tables summarize the financial instruments and derivative instruments held by the Company at December 31, 1998, which are sensitive to changes in interest rates and commodity prices. In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of this Form 10-K).

Interest-Rate Risk Management

At December 31, 1998, the Company's debt is subject to changes in market interest rates and is sensitive to those changes. The Company currently has no derivative instruments to offset the risk of interest rate changes. The Company may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

The following table presents principal cash flows for debt outstanding at December 31, 1998, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.


                        Outstanding Debt
                         (in thousands)

                                                                                                 Fair
                         1999      2000     2001      2002      2003     Thereafter    Total     Value
                        -------   -------  -------   -------   -------   ----------   -------   -------

Bank credit agreement   $   - -   $  - -   $   - -   $16,500   $16,500    $   - -     $33,000   $33,000

Average interest rate     6.78%     6.87%    7.07%     7.18%     7.35%

Revenue bonds           $  - -    $  - -   $   - -   $   - -   $   - -    $ 9,800     $ 9,800   $ 9,800

Average interest rate     3.30%    3.60%     3.75%     3.87%     3.97%      4.18%





Commodity-Price Risk Management

The Company uses commodity forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. The Company uses these instruments to reduce risk by offsetting market exposures. The Company is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by the Company are not leveraged and are held for purposes other than trading. All of these contracts are designated as hedges at December 31, 1998.

The Company enters into forward sales commitments to hedge a portion of its annual production of certain metals that it produces. At December 31, 1998, the Company had hedged approximately 7% and 7% of its anticipated 1999 silver and gold production, respectively.

The following table provides information about the Company's forward sales commitments at December 31, 1998. The table presents the notional amount in ounces, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between January 1, 1999, and June 30, 1999.


                                                       Expected
                                                       Maturity       Estimated
                                                       --------       Fair
                                                         1999         Value
                                                       --------       ------
Forward contracts:  Gold sales (ounces)                6,000
               Future price (per ounce)                $354
               Contract  amount (in  $000's)           $2,124           $371

               Silver sales (ounces)                   500,000
               Future price (per ounce)                $6.54
               Contract  amount (in  $000's)           $3,270           $740


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.


                    SELECTED QUARTERLY DATA

      (dollars in thousands except for per-share amounts)

                               First       Second      Third       Fourth
1998:                          Quarter     Quarter     Quarter     Quarter      Total
----                           ---------   ---------   ---------   ---------   ---------

Sales of products              $  40,129   $  45,655   $  38,611   $  34,836   $ 159,231
Gross profit (loss)            $   4,476   $   4,120   $   3,029   $  (2,533)  $   9,092
Net income (loss)              $   2,847   $   2,996   $    (641)  $  (5,502)  $    (300)
Preferred stock dividends      $  (2,012)  $  (2,013)  $  (2,013)  $  (2,012)  $  (8,050)
Income (loss) applicable to
 common shareholders           $     835   $     983   $  (2,654)  $  (7,514)  $  (8,350)
Basic and diluted income
  (loss) per common share      $    0.02   $    0.02   $   (0.05)  $   (0.14)  $   (0.15)


1997:
----

Sales of products              $  42,456   $  46,069   $  41,204   $  34,219   $ 163,948
Gross profit (loss)            $   4,178   $   6,784   $   5,438   $    (203)  $  16,197
Net income (loss)              $     518   $   3,054   $     935   $  (4,990)  $    (483)
Preferred stock dividends      $  (2,012)  $  (2,013)  $  (2,013)  $  (2,012)  $  (8,050)
Income (loss) applicable to
 common shareholders           $  (1,494)  $   1,041   $  (1,078)  $ (7,002)   $  (8,533)
Basic and diluted income
  (loss) per common share      $   (0.03)  $    0.02   $   (0.02)  $  (0.13)   $   (0.16)



ITEM 9.   CHANGES   AND   DISAGREEMENTS   WITH   ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information with respect to the directors of the Company set forth under the caption "Election of Directors" in the Company's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 7, 1999 (the Proxy Statement), which information is incorporated herein by reference. Information with respect to executive officers of the Company is set forth as follows:

                         Age at
                         May 7,
           Name           1999      Position and Term Served
    -------------------  ------   ----------------------------

    William  B. Booth      48     Vice  President -  Investor  and
                                  Public  Affairs since  May 1994;
                                  various administrative functions
                                  with  the Company since December
                                  1985.

    Arthur   Brown         58     Chairman  since June 1987; Chief
                                  Executive Officer   since    May
                                  1987; President since May 1986.

    J.  Gary  Childress    51     Vice     President  - Industrial
                                  Minerals   since  February 1994;
                                  President and General Manager of
                                  Kentucky-Tennessee  Clay Company
                                  from 1987 to 1994.

    George  R. Johnson     50     Vice   President  - Metal Mining
                                  since  1996;  Manager of  Opera-
                                  tions  - Metal  Mining from 1990
                                  to 1996; Senior Project Engineer
                                  from 1989 to 1990.

    Roger A. Kauffman      55     Executive  Vice  President   and
                                  Chief  Operating  Officer  since
                                  June  1996; President and  Chief
                                  Operating  Officer of Amax  Gold
                                  from  1994  to 1996;  previously
                                  employed  with the Company  from
                                  1985  to  1994 serving  as  Vice
                                  President  -Industrial  Minerals
                                  from 1986 to 1994.

                         Age at
                         May 7,
           Name           1999      Position and Term Served
    -------------------  ------   ----------------------------

    Jon  T.  Langstaff     62     Vice President - Human Resources
                                  since    May   1995;   Personnel
                                  Manager from 1982 to 1995.

    John  P.  Stilwell     46     Vice President - Chief Financial
                                  Officer  since  May  1996;  Vice
                                  President   -  Chief   Financial
                                  Officer  and Treasurer from  May
                                  1996 to May 1997; Vice President
                                  - Finance and Treasurer May 1994
                                  to  May  1996;  Treasurer  since
                                  June 1991.

    Michael  B. White      48     Vice President - General Counsel
                                  and Secretary since May    1992;
                                  Secretary  since November  1991;
                                  Assistant  Secretary from  March
                                  1981  to  November 1991; General
                                  Counsel since June 1986.

    David  F.  Wolfe       55     Treasurer   since    May   1997;
                                  Manager   of    Precious  Metals
                                  Marketing  since 1993; Assistant
                                  Treasurer  from June 1985 to May
                                  1997.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information set forth under the  caption
"Other Transactions" in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.
                              -71-

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

     (a)(2)    Financial Statement Schedules

               See Index to Financial Statements on Page F-1

     (a)(3)    Exhibits

               See Exhibit Index following the financial statements

     (b)       Reports on Form 8-K

               Form 8-K, dated November 13, 1998, filed on
               November  25, 1998, related to Company's By-Laws.

               Form  8-K/A, dated November  13, 1998, filed on
               December 7, 1998, related to Company's By-Laws.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1999.

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


 /s/ Arthur Brown       3/10/99     /s/ Theodore Crumley    3/10/99
-------------------------------    --------------------------------
Arthur Brown              Date     Theodore Crumley           Date
Chairman and Director              Director
(principal executive officer)

 /s/ Lewis E. Walde     3/10/99     /s/ Leland O. Erdahl    3/10/99
-------------------------------    --------------------------------
Lewis E. Walde            Date     Leland O. Erdahl           Date
Assistant Controller               Director
(principal accounting officer)

 /s/ John P. Stilwell   3/10/99     /s/ Charles L. McAlpine 3/10/99
-------------------------------    --------------------------------
John P. Stilwell          Date     Charles L. McAlpine        Date
Vice President - Chief Financial   Director
Officer (principal financial
     officer)

 /s/ John E. Clute      3/10/99     /s/ Thomas J. O'Neil    3/10/99
-------------------------------    --------------------------------
John E. Clute             Date     Thomas J. O'Neil           Date
Director                           Director

 /s/ Joe Coors, Jr.     3/10/99     /s/ Jorge E. Ordonez    3/10/99
-------------------------------    --------------------------------
Joe Coors, Jr.            Date     Jorge E. Ordonez           Date
Director                           Director

 /s/ Paul A. Redmond    3/10/99
-------------------------------
Paul A. Redmond           Date
Director

                  INDEX TO FINANCIAL STATEMENTS




                                                     Page
                                                     ----

Financial Statements
--------------------

  Report of Independent Accountants                  F-2

  Consolidated Balance Sheets at December 31,
    1998 and 1997                                    F-3

  Consolidated Statements of Operations and
    Comprehensive Loss for the Years Ended
    December 31, 1998, 1997 and 1996                 F-4

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1998, 1997 and 1996     F-5

  Consolidated Statements of Changes in
    Shareholders' Equity for the Years Ended
    December 31, 1998, 1997 and 1996                 F-6

  Notes to Consolidated Financial Statements         F-7 to F-36


Financial Statement Schedules*
-----------------------------

*Financial statement schedules
 have been omitted as not applicable

                REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders of
Hecla Mining Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hecla Mining Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for environmental remediation liabilities in 1996.



/s/ PRICEWATERHOUSECOOPERS LLP

Spokane, Washington
February 8, 1999, except for Note 5, as to which the date is February 25, 1999.

              HECLA MINING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)
                            ---------

                             ASSETS
                                                                        December 31,
                                                                  -----------------------
                                                                     1998         1997
                                                                  ----------   ----------
Current assets:
 Cash and cash equivalents                                        $    2,480   $    3,794
 Accounts and notes receivable                                        25,919       24,445
 Income tax refund receivable                                          1,087          793
 Inventories                                                          22,757       22,116
 Other current assets                                                  1,251        1,416
                                                                  ----------   ----------
      Total current assets                                            53,494       52,564
Investments                                                            3,406        2,521
Restricted investments                                                 6,331        7,926
Properties, plants and equipment, net                                178,168      180,037
Other noncurrent assets                                               10,663        7,620
                                                                  ----------   ----------
      Total assets                                                $  252,062   $  250,668
                                                                  ==========   ==========

                          LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                            $   12,172   $   12,590
 Accrued payroll and related benefits                                  2,852        2,436
 Preferred stock dividends payable                                     2,012        2,012
 Accrued taxes                                                           772        1,016
 Accrued reclamation and closure costs                                 6,537        6,914
                                                                  ----------   ----------
      Total current liabilities                                       24,345       24,968
Deferred income taxes                                                    300          300
Long-term debt                                                        42,923       22,136
Accrued reclamation and closure costs                                 23,216       34,406
Other noncurrent liabilities                                           9,542        8,518
                                                                  ----------   ----------
      Total liabilities                                              100,326       90,328
                                                                  ----------   ----------
Commitments and contingencies (Notes 1, 2, 3 and 6)

                      SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
 issued and outstanding - 2,300,000 shares,
 liquidation preference $117,012                                         575          575
Common stock, $0.25 par value, authorized 100,000,000 shares;
 issued 1998 - 55,166,728 shares, issued
 1997 - 55,156,324 shares                                             13,792       13,789
Capital surplus                                                      374,017      373,966
Accumulated deficit                                                 (230,493)    (222,143)
Accumulated other comprehensive loss                                  (5,269)      (4,961)
Less treasury stock, at cost; 1998 - 62,110 common
 shares, 1997 - 62,089 common shares                                    (886)        (886)
                                                                  ----------   ----------
      Total shareholders' equity                                     151,736      160,340
                                                                  ----------   ----------
       Total  liabilities and shareholders' equity                $  252,062   $  250,668
                                                                  ==========   ==========

 The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
   (dollars and shares in thousands, except per share amounts)
                           ----------

                                                                Year Ended December 31,
                                                      ----------------------------------------
                                                         1998           1997           1996
                                                      ----------     ----------     ----------
Sales  of products                                    $  159,231     $  163,948     $  158,252

Cost  of sales and other direct production costs         127,933        126,742        126,878
Depreciation,  depletion and amortization                 22,206         21,009         20,451
                                                      ----------     ----------     ----------
                                                         150,139        147,751        147,329
                                                      ----------     ----------     ----------
   Gross profit                                            9,092         16,197         10,923
                                                      ----------     ----------     ----------
Other operating expenses:
  General and administrative                               7,583          7,976          7,745
  Exploration                                              4,866          7,422          4,843
  Depreciation and amortization                              389            311            338
  Provision for (benefit from) closed operations
   and environmental matters                                 734           (724)        22,806
   Reduction in carrying value of mining properties          - -            715         12,902
                                                      ----------     ----------     ----------
                                                          13,572         15,700         48,634
                                                      ----------     ----------     ----------
       Income (loss) from operations                      (4,480)           497        (37,711)
                                                      ----------     ----------     ----------
Other income (expense):
  Interest and other income                                5,917          4,621          8,630
  Miscellaneous expense                                   (1,487)        (1,643)        (1,870)
  Gain (loss) on investments                               1,136           (405)           (28)
  Interest expense:
   Interest costs                                         (3,261)        (2,462)        (3,058)
   Less amount capitalized                                   959            806          2,360
                                                      ----------     ----------     ----------
                                                           3,264            917          6,034
                                                      ----------     ----------     ----------
Income (loss) before income taxes                         (1,216)         1,414        (31,677)
Income tax benefit (provision)                               916         (1,897)          (677)
                                                      ----------     ----------     ----------
Net loss                                                    (300)          (483)       (32,354)
Preferred stock dividends                                 (8,050)        (8,050)        (8,050)
                                                      ----------     ----------     ----------
Loss applicable to common shareholders                    (8,350)        (8,533)       (40,404)
                                                      ----------     ----------     ----------
Other comprehensive loss, net of tax:
  Unrealized losses on securities                           (115)          (351)          (195)
  Reclassification adjustment for losses
   included in net loss                                       96            320             63
  Minimum pension liability adjustment                      (289)           - -            - -
                                                      ----------     ----------     ----------
Other comprehensive loss                                    (308)           (31)          (132)
                                                      ----------     ----------     ----------
Comprehensive loss applicable to common shareholders  $   (8,658)    $   (8,564)    $  (40,536)
                                                      ==========     ==========     ==========
Basic and diluted loss per common share               $    (0.15)    $    (0.16)    $    (0.79)
                                                      ==========     ==========     ==========

Weighted  average number of common shares outstanding     55,101         54,763         51,133
                                                      ==========     ==========     ==========

 The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                                                                  Year Ended December 31,
                                                             ---------------------------------
                                                               1998        1997        1996
                                                             ---------   ---------   ---------
Operating activities
 Net loss                                                    $   (300)   $   (483)   $ (32,354)
 Noncash elements included in net loss:
   Depreciation, depletion and amortization                    22,595      21,320       20,789
   Gain on disposition of properties, plants
    and equipment                                              (2,648)     (1,111)        (706)
   (Gain) loss on investments                                  (1,136)        405           28
   Reduction in carrying value of mining properties               - -         715       12,902
   Provision for reclamation and closure costs                    581       1,341       28,284
 Change in:
   Accounts and notes receivable                               (1,474)       (277)         192
   Income tax refund receivable                                  (294)        469         (525)
   Inventories                                                   (641)        548       (4,239)
   Other current and noncurrent assets                         (1,747)        868         (479)
   Accounts payable and accrued expenses                         (478)     (4,787)       3,232
   Accrued payroll and related benefits                           416        (796)          15
   Accrued taxes                                                 (244)       (411)         385
   Accrued reclamation and other noncurrent liabilities       (12,587)    (11,772)      (5,210)
                                                             --------    --------    ---------
 Net cash provided by operating activities                      2,043       6,029       22,314
                                                             --------    --------    ---------
Investing activities
 Additions to properties, plants and equipment                (22,495)    (24,794)     (33,731)
 Proceeds from disposition of properties, plants
   and equipment                                                3,733       1,872        3,641
 Proceeds from sale of investments                              1,294         - -          130
 Decrease (increase) in restricted investments                  1,595      13,845       (4,368)
 Purchase of investments and change in cash surrender
   value of life insurance, net                                  (734)     (1,233)          75
 Other, net                                                       399       1,642         (480)
                                                             --------    --------    ---------
 Net cash  used by investing activities                       (16,208)     (8,668)     (34,733)
                                                             --------    --------    ---------
Financing activities
 Common stock issued under stock and stock option plans            54          41           55
 Issuance of common stock, net of offering costs                  - -      23,355       21,873
 Dividends on preferred stock                                  (8,050)     (8,050)      (8,050)
 Borrowing on long-term debt                                   44,531      57,601       51,631
 Repayment on long-term debt                                  (23,684)    (73,673)     (48,918)
                                                             --------    --------    ---------
 Net cash provided (used) by financing activities              12,851        (726)      16,591
                                                             --------    --------    ---------
Change in cash and cash equivalents
 Net increase (decrease) in cash and cash equivalents          (1,314)     (3,365)       4,172
 Cash and cash equivalents at beginning of year                 3,794       7,159        2,987
                                                             --------    --------    ---------
 Cash and cash equivalents at end of year                    $  2,480    $  3,794    $   7,159
                                                             ========    ========    =========
Supplemental disclosure of cash flow information
 Cash paid during year for:
   Interest, net of amount capitalized                       $  1,784    $    912    $     249
                                                             ========    ========    =========
   Income tax payments, net of refunds                       $    439    $    333    $     148
                                                             ========    ========    =========
See Note 3 for noncash investing and financing activities.

 The accompanying notes are an integral part of the consolidated financial statements.

                     HECLA MINING COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             For the Years Ended December 31, 1998, 1997 and 1996

          (dollars and shares in thousands, except per share amounts)
                                 ------------

                                                                                              Accumulated
                                Preferred Stock   Common Stock                                    Other
                                ---------------  ---------------    Capital     Accumulated  Comprehensive   Treasury
                                Shares  Amount   Shares   Amount    Surplus       Deficit        Loss          Stock
                                ------  ------   ------   -------   ---------   ---------    -------------   --------

Balances, December 31, 1995     2,300   $  575   48,317   $12,079   $ 330,352   $(173,206)      $(4,798)      $ (886)
 Net loss                                                                         (32,354)
 Preferred stock dividends
   ($3.50 per share)                                                               (8,050)
 Stock issued for cash,
   net of issuance costs                          2,875       719      21,154
 Stock issued to directors                            7         2          53
 Other comprehensive loss                                                                          (132)
                                -----   ------   ------   -------   ---------   ---------       -------       -------
Balances, December 31, 1996     2,300      575   51,199    12,800     351,559    (213,610)       (4,930)         (886)
 Net loss                                                                            (483)
 Preferred stock dividends
   ($3.50 per share)                                                               (8,050)
 Stock issued for cash,
   net of issuance costs                          3,950       987      22,368
 Stock issued to directors                            7         2          39
 Other comprehensive loss                                                                           (31)
                                -----   ------   ------   -------   ---------   ---------       -------       -------
Balances, December 31, 1997     2,300      575   55,156    13,789     373,966    (222,143)       (4,961)         (886)
 Net loss                                                                            (300)
 Preferred stock dividends
   ($3.50 per share)                                                               (8,050)
 Stock issued under stock
   option plans                                       2         1          11
 Stock issued to directors                            9         2          40
 Other comprehensive loss                                                                          (308)
                                -----   ------   ------   -------   ---------   ---------       -------       -------

Balances, December 31, 1998     2,300   $  575   55,167   $13,792   $ 374,017   $(230,493)      $(5,269)      $  (886)
                                =====   ======   ======   =======   =========   =========       =======       =======






   The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            --------

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

The Company's revenues and profitability are largely dependent on world prices for gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond the Company's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

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

Certain consolidated financial statement amounts have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

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

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary cash investments with institutions of high credit-worthiness. At times, such investments may be in excess of the federal insurance limit. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

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

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, unless
a    permanent   impairment   in   value   has   occurred,   which   is    then
charged to operations.

Restricted    investments   held   at   December    31,    1998    and    1997,
primarily represent investments in money market funds. These investments are restricted primarily for reclamation funding or surety bonds.

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

Management of the Company reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. These reviews consider, among other factors, (1) the net realizable value of each major type of asset, on a property-by-property basis, to reach a judgment concerning possible permanent impairment of value and any need for a write-down in asset value;
(2)   the   ability   of  the  Company  to  fund  all  care,  maintenance   and
standby costs; (3) the status and usage of the assets, while in a standby mode, to thereby determine whether some form of amortization is appropriate; and (4) current estimates of metal prices that affect the decision to continue operations, reopen or make a disposition of the assets. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with
property   interests.    These   estimates   of   undiscounted   future    cash
flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed orebodies, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.

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

Management's   calculations   of  proven  and   probable   ore   reserves   are
based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various orebodies, minerals prices and operating costs may change the Company's estimates of proven and probable reserves. It is reasonably possible that certain of the Company's estimates of proven and probable reserves will change in the near term resulting in a change to amortization and reclamation accrual rates in future reporting periods.

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

H. REMEDIATION OF MINING AREAS -- The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

In 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (SOP 96-1). The Company adopted the provisions of SOP 96-1 during 1996. The adoption of the provisions of SOP 96-1 had no material effect on the results of operations or financial condition of the Company.

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

J. BASIC AND DILUTED LOSS PER COMMON SHARE -- Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive
securities   were   exercised  or  converted   to   common   stock.    Due   to
the    losses    in    1998,    1997,    and   1996,    potentially    dilutive
securities were excluded from the calculation of diluted EPS as they were anti-dilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 1998, 1997, and 1996.

K. REVENUE RECOGNITION -- Sales of metal products sold directly to smelters are recorded when title and risk of loss transfer to the smelter, at estimated metal prices. Recorded values are adjusted periodically and upon final settlement. Metal in products tolled (rather than sold to smelters) is sold under
contracts    for    future    delivery;   such   sales    are    recorded    at
contractual amounts when products are available to be processed by the smelter or refinery. Sales of industrial minerals are recognized as the minerals are shipped.

L.      INTEREST    EXPENSE   --   Interest   costs   incurred    during    the
construction   of   qualifying  assets  are  capitalized   as   part   of   the
asset cost.

M.     CASH   EQUIVALENTS   --   The   Company   considers   cash   equivalents
to   consist   of   highly  liquid  investments  with  a   remaining   maturity
of three months or less when purchased.

N. FOREIGN CURRENCY TRANSLATION -- The Company operates in Mexico with its two wholly owned subsidiaries: Minera Hecla, S.A. de C.V. (Minera Hecla) and K-T Clay de Mexico, S.A. de C.V.
(K-T Mexico). The functional currency for Minera Hecla and K-T Mexico is the U.S. dollar. Accordingly, the Company translates the monetary assets and liabilities of both subsidiaries at the period-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are reflected in the net loss for the period.

Prior to the second quarter of 1995, K-T Mexico's functional currency was the Mexican peso. During the second quarter of 1995, K-T Mexico commenced invoicing its customers in U.S. dollars instead of the Mexican peso. This change indicated a change in the functional currency from the Mexican peso to the U.S. dollar. The change in the functional currency has been accounted for prospectively commencing in the second quarter of 1995. Accumulated translation adjustments from prior periods are included as a separate component of shareholders' equity. The translated amounts for nonmonetary assets prior to the change have become the accounting bases for those assets.

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

The    Company   accounts   for   commodity   put   and   call    options    by
deferring   any   gains   and   losses,  and  the   related   costs   paid   or
premium received, for contracts which hedge the sales prices of commodities until the hedged position is settled. Gains and
losses,    and   the   related   costs   paid   or   premiums   received    are
included in sales on the original settlement date of the contracts. The Company recognizes revenue on forward sales contracts designated as hedges at the time the Company matches specific production to a forward contract, or upon settlement of the net position in cash. For contracts where the net position
is    settled   in   cash,   revenues   are   recognized   on   the    original
settlement date of the contracts. In the case of matching specific production to a contract, the revenue may be recognized in a period prior to the receipt of cash, in which case a receivable is established for the expected receipt, although this time period is typically less than two months. Specific criteria required for commodity put and call options and forward sales contracts accounting include the Company's ability to produce the
underlying   commodity   prior   to   the   contract   settlement   date,   the
existence of price risk associated with the underlying commodity, the designation of the transaction at the time the contract is entered into as a hedge against price volatility, and whether this type of transaction effectively reduces the price risk associated with the underlying commodity.

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

Q. COMPREHENSIVE LOSS -- In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income" was issued. SFAS 130 establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company adopted SFAS 130 in 1998. Accordingly, prior periods presented have been reclassified to reflect this new standard.

R.     NEW   ACCOUNTING   PRONOUNCEMENTS  --  In  June   1998,   Statement   of
Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this statement is encouraged as of the beginning of any fiscal quarter. The Company is presently evaluating the effect the adoption of this standard will have on the Company's financial condition, results of operations, and cash flows.

In   April   1998,   Statement  of  Position  98-5   (SOP   98-5),   "Reporting
on the Costs of Start-up Activities" was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is presently evaluating the effect the adoption of SOP 98-5 will have on the Company's financial condition and results of operations.

NOTE 2:  INVENTORIES

Inventories consist of the following (in thousands):

                                                 December 31,
                                               1998       1997
                                             --------   --------
    Concentrates, bullion, metals in transit
       and other products                    $  3,879   $  4,773
    Industrial minerals products               10,240      9,230
    Materials and supplies                      8,638      8,113
                                             --------   --------
                                             $ 22,757   $ 22,116
                                             ========   ========

At   December   31,   1998,   the   Company  had  forward   sales   commitments
through   June   30,   1999,  for  6,000  ounces  of   gold   at   an   average
price   of   $354   per   ounce   and   forward   sales   commitments   through
June   30,   1999,   for  500,000  ounces  of  silver  at  an   average   price
of $6.54 per ounce. All of the aforementioned contracts are designated as hedges at December 31, 1998. The Company is exposed to certain losses, generally the amount by which the
contract   price   exceeds   the   spot  price   of   a   commodity,   in   the
event of nonperformance by the counterparties to these agreements. The London Initial gold price at December 31, 1998, was $287 per ounce. The Handy & Harman silver price at December 31, 1998, was $5.05 per ounce.

NOTE 3:  PROPERTIES, PLANTS AND EQUIPMENT

The   major   components   of  properties,  plants  and   equipment   are   (in
thousands):
                                                December 31,
                                               1998       1997
                                             ---------  ---------
    Mining properties                        $  19,485  $  21,076
    Development costs                          147,384    146,988
    Plants and equipment                       245,216    231,107
    Land                                         4,926      6,158
                                             ---------  ---------
                                               417,011    405,329
    Less accumulated depreciation,
       depletion and amortization              238,843    225,292
                                             ---------  ---------
    Net carrying value                       $ 178,168  $ 180,037
                                             =========  =========

The net carrying values of the major mining properties of the Company that were on a standby or idle basis at December 31, 1998 and 1997, were approximately $1.0 million and $2.8 million, respectively.

In   1998,   the   Company   sold  11  parcels  of  land   located   near   the
Company's     corporate    headquarters    and    realized    a     gain     of
approximately $3.0 million.  Proceeds included cash receipts of

$3.3   million   and   issuance  of  three  notes  receivable   totaling   $0.9
million.

In 1997, as a result of the expiration of the underlying lease agreement, the Company recorded an adjustment, totaling $0.5 million, to reduce the carrying value of its interest in the Lisbon Valley joint venture.

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

In 1996, based on its periodic reviews of the status of various mining properties, the Company determined that certain adjustments were necessary to properly reflect estimated net realizable values. These adjustments, totaling $12.9 million, consisted of write-downs of properties, plant and equipment, inventories and production notes payable for the Company's interest in the American Girl mine ($7.6 million), and properties, plant and equipment and inventories for the Company's interest in the Grouse Creek mine ($5.3 million).

On September 6, 1996, Hecla and Santa Fe Pacific Gold Corporation (Santa Fe), which was subsequently acquired by Newmont Gold
Company (Newmont), entered into a joint venture agreement with respect to the development and operation of the Rosebud mine. Pursuant to the agreement, a limited liability corporation was established with each party owning a 50% interest in the mine.
No gain or loss was recognized in connection with the agreement. Under the terms of the agreement, Hecla manages the mining activities and Newmont manages mill processing. Total mine-site capital expenditures to bring the mine into production were $18.7 million; all of which had been expended through December 31, 1997. Under the terms of the agreement, Newmont funded the first $12.5 million of mine-site development and also funded costs of road and mill facility improvements. Newmont also contributed exploration property adjacent to the Rosebud property, and funded the first $1.0 million in exploration expenditures in 1997, and will fund two-thirds of future exploration expenditures beyond the initial $1.0 million.

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

In 1996, the Company and Santa Fe entered into a joint venture agreement for the Golden Eagle property located adjacent to the Company's Republic property. This agreement was assumed by Newmont as part of its acquisition of Santa Fe. Newmont purchased an immediate 75% interest in the joint venture for $2.5 million. The Company recorded a gain on the transaction totaling
$0.6    million.   Under   the   agreement,   Newmont   is    to    fund    all
expenditures    at    the    property   through   the   economic    feasibility
stage.

NOTE 4:  INCOME TAXES

Major   components   of   the   Company's  income   tax   provision   (benefit)
for   the   years   ended   December  31,  1998,  1997,   and   1996   are   as
follows (in thousands):

                                      1998       1997     1996
                                     -------    -------  -------
Current:
    Federal                          $  (509)   $    24  $  (749)
    State                                227        345      341
    Foreign                             (634)     1,528    1,085
                                     -------    -------  -------

Income tax provision (benefit)       $  (916)   $ 1,897  $   677
                                     =======    =======  =======


Domestic   and   foreign   components   of   income   (loss)   before    income
taxes   for   the  years  ended  December  31,  1998,  1997,   and   1996   are
as follows (in thousands):

                              1998         1997        1996
                            -------      -------     --------

   Domestic                 $(1,177)     $(4,922)    $(36,468)
   Foreign                      (39)       6,336        4,791
                            -------      -------     --------

     Total                  $(1,216)     $ 1,414     $(31,677)
                            =======      =======     ========

The   components   of  the  net  deferred  tax  liability   were   as   follows
(in thousands):
                                                 December 31,
                                             1998            1997
                                           ---------       ---------
   Deferred tax assets:
     Accrued reclamation costs             $  10,130       $  14,039
     Investment valuation differences          2,113           2,062
     Capital loss carryover                    1,633           2,373
     Postretirement benefits other
        than pensions                          1,034           1,051
     Deferred compensation                     1,332           1,059
     Accounts receivable                         456             456
     Foreign net operating losses              3,478           2,634
     Federal net operating losses             91,323          83,715
     State net operating losses               10,022           8,372
     Tax credit carryforwards                  3,070           3,487
     Miscellaneous                             1,446           1,446
                                           ---------       ---------
     Total deferred tax assets               126,037         120,694
     Valuation allowance                    (115,654)       (112,478)
                                           ---------       ---------
        Net deferred tax assets               10,383           8,216
                                           ---------       ---------
   Deferred tax liabilities:
     Properties, plants and equipment         (7,786)         (5,815)
     Deferred income                             (58)           (134)
     Pension costs                            (2,085)         (1,461)
     Inventories                                (454)           (806)
     Deferred state income taxes, net           (300)           (300)
                                           ---------       ---------
     Total deferred tax liabilities          (10,683)         (8,516)
                                           ---------       ---------
   Net deferred tax liability              $    (300)      $    (300)
                                           =========       =========

The Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                       1998         1997          1996
                                     ---------    ---------     ---------
Balance at beginning of year         $(112,478)   $(107,937)    $ (97,705)
Increase related to nonutilization
 of net operating loss carry-
 forwards and nonrecognition of
 deferred tax assets due to
 uncertainty of recovery                (3,176)      (4,541)      (10,232)
                                     ---------    ---------     ---------
Balance at end of year               $(115,654)   $(112,478)    $(107,937)
                                     =========    =========     =========

The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's pretax income (loss). The reasons for the difference are (in thousands):

                                     1998                   1997                   1996
                               -----------------      -----------------      -----------------
 Computed "statutory"
     provision (benefit)       $   (413)   (34)%      $    481      34%      $(10,770)   (34)%
 Nonutilization of net
    operating losses and
    effect of foreign taxes        (730)   (60)          1,188      84         11,716     37
 State income taxes, net
     of federal tax benefit         227     19             228      16           (269)    (1)
                               --------   ----        --------    ----       --------   ----
                               $   (916)   (75)%      $  1,897     134%      $    677      2%
                               ========   ====        ========    ====       ========   ====

As of December 31, 1998, for income tax purposes, the Company has operating loss carryovers of $268.0 million and $140.0 million, for regular and alternative minimum tax purposes, respectively. These operating loss carryovers substantially expire over the next 15 years, the majority of which expire between 2006 and 2012. In addition, the Company has foreign tax operating losses of approximately $10.0 million which expire prior to 2003 and investment tax credit carryovers of $0.6 million which expire prior to 2002. Approximately $17.0 million and $8.0 million of regular and alternative minimum tax loss carryovers, respectively, are subject to limitations in any given year due to mergers. The Company has approximately $1.2 million in alternative minimum tax credit carryovers eligible to reduce future regular tax liabilities.

NOTE 5:   LONG-TERM DEBT AND CREDIT AGREEMENT

Long-term debt consists of the following (in thousands):

                                          December 31,
                                        1998         1997
                                     ---------    ----------

Revolving credit agreement           $  33,000    $   12,000
Revenue bonds                            9,800         9,800
Other long-term debt                       213           486
                                     ---------    ----------
                                        43,013        22,286
     Less current portion                  (90)         (150)
                                     ---------    ----------
                                     $  42,923    $   22,136
                                     =========    ==========

Future minimum debt repayments associated with long-term debt as of December 31, 1998 are as follows (in thousands):

     Year ending December 31,
     ------------------------

     1999                               $    90
     2000                                    98
     2001                                     9
     2002                                16,508
     2003                                16,508
     Thereafter                           9,800
                                        -------
     Total long-term debt repayments    $43,013
                                        =======

Revolving Credit Agreement

On August 11, 1997, the Company entered into a revolving and term loan credit facility to replace the prior facility. On September 30, 1998, the Company amended its revolving and term loan credit facility (as amended, the Bank Agreement). Under the terms of the Bank Agreement, the Company may borrow up to $55.0 million, subject to certain limitations, on a revolving credit basis through December 31, 2001, repayable in eight quarterly installments beginning March 31, 2002. During the commitment period, the Company pays an annual facility fee ranging from $178,750 to $261,250, the amount of which is based on average quarterly borrowings. The Bank Agreement includes certain collateral provisions, including the pledging of the common stock of certain of the Company's subsidiaries and providing the lenders a security interest in accounts receivable. Under the Bank Agreement, the Company is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests for which the Company was in compliance at December 31, 1998. Amounts available for borrowing under the Bank Agreement are based on a defined debt to cash flow test. At December 31, 1998, the Company had borrowings of $33.0 million under the Bank Agreement. The amount available to borrow is reduced by the $9.8 million amount of tax-exempt solid waste disposal bonds outstanding (described below). At December 31, 1998, the Company had the ability to borrow an additional $12.2 million under the Bank Agreement. The interest rate for borrowing under the Bank Agreement as of December 31, 1998 was 7.06%. Interest rates are based on LIBOR or the prime rate and may vary based upon the Company's debt level.

On February 25, 1999, the Company received a commitment from the lead bank under the Bank Agreement to amend the Bank Agreement. Under the revised terms of the Bank Agreement, the amount available to borrow will remain up to $55.0 million, subject to certain limitations. The ability to borrow under the amended Bank Agreement will be based upon historical cash earnings, as defined, plus the value of a specified amount of eligible accounts receivable and inventory. Under the revised terms, the

Company will have to maintain certain financial ratios, and meet certain net worth and indebtedness tests, and the Company will be required to pay an annual facility fee in the range of $192,500- $275,000, based on average quarterly borrowings. Collateral provisions under the terms of the amended agreement will be increased to include a secured interest in the Company's inventory. Interest rates under the amended agreement will continue to be based on LIBOR or the prime rate. All other terms under the existing Bank Agreement remain as they were previously.

Revenue Bonds

On July 30, 1997, the Company issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The net proceeds of approximately $9.6 million from the issuance were initially used to pay down debt under the Company's existing revolving and term loan credit facility. The bonds mature on July 1, 2007. The payment of the unpaid principal and up to $140,959 of interest (35 days at an annual rate of 15%) on the bonds is collateralized by an irrevocable, direct-pay letter of credit, which will expire on July 31, 1999, unless extended. The letter of credit has a fee of 1.7% of the amount of the
letter  of  credit.   The bonds initially bear  interest  at  the
weekly rate as determined by the remarketing agent. At the Company's option, the weekly rate may be converted to a fixed rate or variable rate. While the bonds bear interest at the weekly rate or the flexible rate, the bonds are redeemable at the option of the Company, in whole or in increments of $100,000, upon at least 30 days written notice. Certain restrictions are applicable to optional redemptions while the bonds bear interest at the fixed rate. At December 31, 1998, there was $9.8 million in revenue bonds outstanding. The interest rate on the bonds as of December 31, 1998, was 4.2%.

NOTE 6:   COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities and equipment leases are for terms of three to seven years. Future minimum lease payments under these noncancelable operating leases as of December 31, 1998, are as follows (in thousands):

     Year ending December 31,
     ------------------------
     1999                               $ 3,811
     2000                                 2,935
     2001                                 2,084
     2002                                 1,399
     2003                                   390
     Thereafter                             153
                                        -------
     Total minimum lease payments       $10,772
                                        =======

Rent expense incurred for operating leases during the years ended
December 31, 1998, 1997, and 1996 was approximately $3.9 million,
$4.8 million, and $4.2 million, respectively.

Contingencies

- Bunker Hill Superfund Site

In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency
(EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker Hill Site) located at Kellogg, Idaho. The Consent Decree settled the Company's response-cost liability under Superfund at the Bunker Hill Site. As of December 31, 1998, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $5.0 million. These estimated expenditures are anticipated to be made over the next three to five years. As with any estimate of this nature, it is reasonably possible that the Company's estimate of this obligation may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage (NRD) litigation described below.

- U.S. Government Claims

In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activity in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims. In October 1996, the Idaho Federal District Court consolidated the Tribe's NRD litigation with the U.S. Government's lawsuit for discovery and other limited pretrial purposes.

On September 30, 1998, the Federal District Court granted the Company's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of the EPA to comply with federal law and EPA regulations in expanding the Natural Priority List site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. Summary judgment motions related to i) the extent of Federal Trusteeship over Natural Resources in the Coeur d'Alene Basin, ii) a constitutional challenge to the retroactive application of Superfund liability at the site, and iii) case management are pending before the Federal District Court.

In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire
Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

- State of Idaho Claims

In March 1996, the Company entered into an agreement (the Idaho Agreement) with the State of Idaho (the State) pursuant to which the Company agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a State trustees group. In return, the State agreed not to sue the Company for damage to natural resources for which the State is a trustee for a period of five years, to pursue settlement with the Company of the State's NRD claims and to grant the Company credit against any such State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

At  December  31,  1998,  the Company's accrual  for  remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.4 million. These expenditures are anticipated to be expended during 1999. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

Insurance Coverage Litigation

In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of December 31, 1998, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Other Claims

On October 22, 1998, the Company and certain affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29.6 billion for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. The Company has provided notice and demand for defense/indemnity to its insurance carriers providing coverage for the Cactus Gold mine operation. To date, the Company has not received any response from the carriers. The Company has retained outside counsel to defend the Company in advance of any response from the insurance companies. Based on a preliminary review with outside counsel of the allegations in the complaint as it relates to the historical operations at the Cactus Gold mine, the Company believes the allegations are without merit.

In 1997, K-T Clay terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. The Company believes $11.0 million of insurance coverage is available for about $8.0 million in claims to date. Although the outcome cannot be assured, the Company believes that there will be no material adverse financial effect on the Company from this matter.

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

NOTE 7:   EMPLOYEE BENEFIT PLANS

The Company and certain subsidiaries sponsor defined benefit pension plans covering substantially all employees. The Company also provides certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees.

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1998, and a statement of the funded status as of December 31 of each year (in thousands):

<CAPTIPN>
                                             Pension Benefits      Other Benefits
                                              1998       1997      1998      1997
                                            --------   --------  --------  --------
Change in benefit obligation
Benefit obligation at beginning of year     $ 37,991   $ 33,615  $  1,915  $  1,881
Service cost                                   1,111      1,007        18        15
Interest cost                                  2,581      2,443       134       143
Plan amendments                                  183        - -       - -       - -
Actuarial (gain) loss                          1,739      2,639        77       (56)
Benefits paid                                 (2,293)    (1,713)      (89)      (68)
                                            --------   --------  --------  --------
Benefit obligation at end of year             41,312     37,991     2,055     1,915
                                            --------   --------  --------  --------
Change in plan assets
Fair value of plan assets at
  beginning of year                           51,684     44,984       - -       - -
Actual return on plan assets                   1,688      8,245       - -       - -
Employer contributions                           169        168        89        68
Benefits paid                                 (2,293)    (1,713)      (89)      (68)
                                            --------   --------  --------  --------
Fair value of plan assets at end of year      51,248     51,684       - -       - -
                                            --------   --------  --------  --------
Funded status at end of year                   9,936     13,693    (2,055)   (1,915)
Unrecognized net actuarial gain               (5,028)   (10,039)     (158)     (601)
Unrecognized transition asset                 (1,313)    (1,742)      - -       - -
Unrecognized prior-service cost                1,796      1,819       - -       - -
                                            --------   --------  --------  --------
Net amount recognized in consolidated
  balance sheets                            $  5,391   $  3,731  $ (2,213) $ (2,516)
                                            ========   ========  ========  ========

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years (in thousands):

                                      Pension Benefits     Other Benefits
                                       1998       1997      1998     1997
                                     --------   --------  -------- --------
Prepaid benefit costs                $ 6,405    $ 4,487   $   - -  $   - -
Accrued benefit liability             (2,285)      (756)   (2,213)  (2,516)
Intangible asset                         982        - -       - -      - -
Accumulated other comprehensive loss     289        - -       - -      - -
                                     -------    -------   -------  -------
Net amount recognized                $ 5,391    $ 3,731   $(2,213) $(2,516)
                                     =======    =======   =======  =======

The benefit obligation was calculated by applying the following weighted-average assumptions:

                                      Pension Benefits     Other Benefits
                                       1998       1997      1998     1997
                                     --------   --------  -------- --------

Discount rate                         6.50%      7.00%      6.50%   7.00%
Expected rate on plan assets          9.00%      9.00%       - -     - -
Rate of compensation increase         4.00%      4.00%       - -     - -

Net periodic pension cost (income) for the plans consisted of the following in 1998, 1997, and 1996 (in thousands):

                                          Pension Benefits              Other Benefits
                                      1998     1997       1996      1998      1997      1996
                                     -------   -------   -------   -------   -------   -------
Service cost                         $ 1,111   $ 1,007    $   925  $    18   $    15   $    16
Interest cost                          2,581     2,443      2,287      134       143       145
Expected return on plan assets        (4,557)   (3,962)    (3,500)     - -       - -       - -
Amortization of transition asset        (429)     (429)      (415)     - -       - -       - -
Amortization of unrecognized prior
  service cost                           206       206        102      - -       - -       - -
Amortization of unrecognized net
  gain from earlier periods             (403)     (380)        18       77       (56)      (24)
                                     -------   -------    -------  -------   -------   -------
Net periodic pension cost (income)   $(1,491)  $(1,115)   $  (583) $   229   $   102   $   137
                                     =======   =======    =======  =======   =======   =======

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,447,000, $4,808,000, and $2,953,000, respectively, as of December 31, 1998, and $1,807,000, $1,187,000, and $0, respectively, as of
December 31, 1997.

The Company has a nonqualified Deferred Compensation Plan which permits eligible officers, directors and key employees to defer a portion of their compensation. In November 1998, the Company amended the plan to permit participants to transfer all or a portion of their deferred compensation amounts into a Company common stock account to be held in trust until distribution. The deferred compensation, together with Company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment, and at December 31, 1998 and 1997, amounted to approximately $3.9 and $3.1 million, respectively.

The Company has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. The Company makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 6% of the employee's earnings. The Company's contribution was approximately $274,000 in 1998, $263,000 in 1997, and $190,000 in 1996.

The Company has an employee's 401k plan which is available to all hourly employees at the Company's Lucky Friday mine after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. The Company makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. The Company's contribution was approximately $46,000 in 1998, $34,000 in 1997, and $36,000 in 1996.

NOTE 8:  SHAREHOLDERS' EQUITY

Preferred Stock

The Company has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors.

The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The Preferred Shares were not redeemable by the Company prior to July 1, 1996. After such date, the shares are redeemable at the option of the Company at any time, in whole or in part, initially at $52.45 per share and thereafter at prices declining ratably on each July 1 to $50.00 per share on or after July 1, 2003.

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

The Preferred Shares rank senior to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50.00 per share plus all declared and unpaid dividends which total $117,012,000 at December 31, 1998.

Shareholder Rights Plan

In 1996, the Company adopted a replacement Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of the Company's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alterations, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of the Company or the acquiring company having a market value of twice the $50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of one cent per right, and expire in May 2006. Additional details regarding the rights are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 10, 1996.

Stock Based Plans

At December 31, 1998, executives, key employees and directors had been granted options to purchase common shares or were credited with common shares under the stock based plans described below. The Company has adopted the disclosure-only provisions of SFAS
123. No compensation expense has been recognized in 1998, 1997, or 1996 for unexercised options related to the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS 123, the Company's loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                   1998       1997        1996
                                 --------    --------   --------
Loss applicable to common
  shareholders:
     As reported                 $  8,350    $ 8,533    $ 40,404
     Pro forma                   $  9,420    $ 9,229    $ 40,731

Loss applicable to common
  shareholders per share:
     As reported                 $   0.15    $  0.16    $   0.79
     Pro forma                   $   0.17    $  0.17    $   0.81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    1998       1997       1996
                                  --------   --------   --------
  Expected dividend yield             0.00%      0.00%      0.00%
  Expected stock price volatility    49.57%     45.31%     42.65%
  Risk-free interest rate             4.79%      6.42%      5.63%
  Expected life of options        4.1 years  4.1 years  4.1 years

The weighted average fair value of options granted in 1998, 1997, and 1996 was $2.45, $2.27, and $3.40, respectively.

The Company adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. During 1998, 1997, and 1996, respectively, 12,000, 53,577, and
47,000 options to acquire shares expired under the 1987 plan. The ability to grant further options under the plan expired on February 13, 1997.

In 1995, the shareholders of the Company approved the 1995 Stock Incentive Plan which provides for a variety of stock-based grants to the Company's officers and key employees. The plan provides for the grant of stock options, stock appreciation rights, restricted stock and performance units to eligible officers and key employees of the Company. Stock options under the plan are required to be granted at 100% of the market value of the stock on the date of the grant. The terms of such options shall be no longer than ten years from the date of grant. During 1998, 1997, and 1996, respectively, 708,000, 480,500, and 278,000 options to acquire shares were granted to the Company's officers and key employees of which 585,000, 348,000, and 215,000, respectively, of these options to acquire shares were granted with vesting requirements of 20% on the grant date and 20% on each of the next four anniversary dates from the grant date. During 1998 and 1996, respectively, 11,500 and 1,500 options to acquire shares expired under the 1995 plan. At December 31, 1998, there were 546,500 options to acquire shares available for future grant under the 1995 plan.

In 1995, the Company adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which may be terminated by the Board of Directors at any time. Each nonemployee director is credited with 1,000 shares of the Company's common stock on May 30 of each year. Nonemployee directors joining the Board of Directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board. All credited shares are held in trust for the benefit of each director until delivered to the Director. Delivery of the shares from the trust occurs upon the earliest of
(1) death or disability; (2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control of the Company. Subject to certain restrictions, directors may elect to receive delivery of shares on such date or in annual installments thereafter over 5, 10, or 15 years. The shares of common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan is 120,000. During 1998, 1997, and 1996, respectively, 8,404, 7,000, and 7,000 shares were credited to the nonemployee directors. During 1998, 1997, and 1996, $42,000, $41,000, and $55,000, respectively, were charged to operations associated with the Directors' Stock Plan. At December 31, 1998, there were 91,057 shares available for grant in the future under the plan.

Transactions concerning stock options pursuant to all of the above-described stock option plans are summarized as follows:


                                                          Weighted Average
                                            Shares         Exercise Price
                                         ------------     -----------------

     Outstanding, December 31, 1995         316,492          $  10.51

     Year ended December 31, 1996
         Granted                            278,000          $   8.28
         Expired                            (48,500)         $  10.57
                                          ---------
     Outstanding, December 31, 1996         545,992          $   9.37

     Year ended December 31, 1997
         Granted                            480,500          $   5.63
         Expired                            (53,577)         $  10.50
                                          ---------
     Outstanding, December 31, 1997         972,915          $   7.46

     Year ended December 31, 1998
         Granted                            708,000          $   5.88
         Exercised                           (2,000)         $   5.63
         Expired                            (23,500)         $   8.85

      Outstanding,  December 31, 1998     1,655,415          $   6.76
                                          =========

The following table displays exercisable stock options and the weighted-average exercise price of the exercisable options as of December 31, 1998, 1997, and 1996:

                                    1998      1997      1996
                                   -------   -------   -------
Exercisable options                892,615   565,515   373,992
Weighted-average exercise price    $  7.34   $  8.15   $  9.84


The following table presents information about the stock options outstanding as of December 31, 1998:

                                                                      Weighted Average
                                                Range  of                          Remaining
                                Shares        Exercise Price     Exercise Price   Life (Years)
                               ---------     ----------------    --------------   ------------
   Exercisable options           690,700     $ 5.63 -  $ 8.63       $ 6.43               9
   Exercisable options           201,915     $ 9.32 -  $12.25       $10.47               4
                               ---------
   Total exercisable options     892,615     $ 5.63 -  $12.25       $ 7.34               7

   Unexercisable options         762,800     $ 5.63 -  $ 8.63       $ 6.09               9
                               ---------
      Total all options        1,655,415     $ 5.63 -  $12.25       $ 6.76               8
                               =========

No amounts were charged (credited) to operations in connection with the stock option plans in 1998, 1997, or 1996.

Common Stock Offering

In February 1997, the Company issued 3,950,000 shares of its common stock realizing proceeds of approximately $23.4 million, net of issuance costs of approximately $1.3 million. The shares were sold under the Company's existing Registration Statement which provides for the issuance of up to $100.0 million of equity and debt securities. The Company used $23.0 million of the net proceeds to pay down debt under its existing revolving and term loan credit facility.

On January 23, 1996, 2,875,000 shares of the Company's common stock were sold under the Company's existing Registration Statement. The net proceeds from the offering of approximately $22.0 million were used principally to reduce outstanding borrowings under the Company's revolving and term loan credit facility.

NOTE 9:  BUSINESS SEGMENTS

In  1998,  the Company adopted Statement of Financial  Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes
Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 revised the disclosure of segment information.

Prior to 1998, the Company presented two business segments: metals and industrial minerals. With the adoption of SFAS 131, the metals segment was further segregated between gold and silver operations. Accordingly, prior year's segment information has been restated to present the Company's three reportable segments - Metals-Gold, Metals-Silver, and Industrial Minerals.

The accounting policies of the segments are the same as those described in Note 1. Segment data excludes intrasegment revenues. The Company evaluates the performance of its segments and allocates resources to them based on income (loss) from operations.

The Company is organized and managed primarily on the basis of the principal products being produced from its ten operating units. Two of the operating units have been aggregated into the Metals-Gold segment, two of the operating units have been aggregated into the Metals-Silver segment, and six operating units have been combined to form the Industrial Minerals segment. General corporate activities not associated with operating units as well as idle properties are presented as Other.

The tables below present information about reportable segments as of and for the years ended December 31 (in thousands):


                                             1998       1997       1996
                                           ---------  ---------  ---------
Net sales to unaffiliated customers:
  Metals-Gold (including $11,626, $26,918,
    and $32,034 from Mexico in 1998,
    1997, and 1996)                        $  32,791  $  56,257  $  65,550
  Metals-Silver                               42,317     33,229     15,859
  Industrial Minerals (including $7,285,
    $5,051, and $4,204 from Mexico in 1998,
    1997, and 1996)                           84,123     74,462     76,843
                                           ---------  ---------  ---------
                                           $ 159,231  $ 163,948  $ 158,252
                                           =========  =========  =========

Income (loss) from operations:
  Metals-Gold (including $2,046, $11,757,
    and $7,734 from Mexico in 1998,
    1997, and 1996)                        $     269  $   7,339  $ (36,998)
  Metals-Silver                               (1,196)    (4,619)    (1,720)
  Industrial Minerals (including $278,
    $68, and $92 from Mexico in 1998,
    1997, and 1996)                            5,153      4,072      9,083
  Other                                       (8,706)    (6,295)    (8,076)
                                           ---------  ---------  ---------
                                           $  (4,480) $     497  $ (37,711)
                                           =========  =========  =========

Capital expenditures:
  Metals-Gold (including $3,789, $240,
    and $411 in Mexico in 1998,
    1997, and 1996)                        $   6,233  $   6,536  $   7,440
  Metals-Silver                               10,130     14,018     22,909
  Industrial Minerals (including $375,
    $129, and $93 in Mexico in 1998,
    1997, and 1996)                            6,100      3,610      3,075
  Other                                           32        630        307
                                           ---------  ---------  ---------
                                           $  22,495  $  24,794  $  33,731
                                           =========  =========  =========

Depreciation, depletion, and amortization:
  Metals-Gold                              $   7,522  $   7,526  $  12,241
  Metals-Silver                                9,648      8,707      3,487
  Industrial Minerals                          5,036      4,776      4,723
  Other                                          389        311        338
                                           ---------  ---------  ---------
                                           $  22,595  $  21,320  $  20,789
                                           =========  =========  =========

                                             1998       1997       1996
                                           ---------  ---------  ---------

Other significant non-cash items:
  Metals-Gold                              $     145  $   2,433  $  36,166
  Metals-Silver                                  211        183         17
  Industrial Minerals                            223        226        173
  Other                                          734     (1,777)        (7)
                                           ---------  ---------  ---------
                                           $   1,313  $   1,065  $  36,349
                                           =========  =========  =========

Identifiable assets:
  Metals-Gold (including $7,947, $6,462,
    and $7,268 in Mexico in 1998,
    1997, and 1996)                        $  23,808  $  28,304  $  37,733
  Metals-Silver                              127,499    122,553    117,349
  Industrial Minerals (including $4,141,
    $3,606 and $3,513, in Mexico in 1998,
    1997, and 1996)                           71,593     68,413     70,613
  Other                                       29,162     31,398     42,698
                                           ---------  ---------  ---------
                                           $ 252,062  $ 250,668  $ 268,393
                                           =========  =========  =========

The following is sales information by geographic area for the years ended December 31 (in thousands):


                                             1998       1997       1996
                                           ---------  ---------  ---------

United States                              $ 113,722  $ 124,917  $ 141,203
Foreign                                       45,509     39,031     17,049
                                           ---------  ---------  ---------
                                           $ 159,231  $ 163,948  $ 158,252
                                           =========  =========  =========

The following is long-lived asset information by geographic area as of December 31 (in thousands):


                                             1998       1997       1996
                                           ---------  ---------  ---------

United States                              $ 170,058  $ 176,955  $ 171,950
Foreign                                        8,110      3,082      5,805
                                           ---------  ---------  ---------
                                           $ 178,168  $ 180,037  $ 177,755
                                           =========  =========  =========

Significant export sales, as a percentage of total foreign sales, were as follows for the years ended December 31:

                                      1998       1997       1996
                                    ---------  ---------  ---------

Canada                                19.7%       28.2%     27.7%
Mexico                                43.9%       17.8%     32.9%
Belgium                                0.0%       13.6%      0.0%
Japan                                  5.5%       13.4%      2.3%
England                               15.3%       11.4%      5.6%

Sales to significant metals customers, including both the Metals-Gold and Metals-Silver segments, as a percentage of total sales from the Metals-Gold and Metals-Silver segments, were as follows for the years ended December 31:

                                      1998       1997       1996
                                    ---------  ---------  ---------

Customer A                            24.0%       30.1%     31.2%
Customer B                            12.3%       19.8%     29.5%
Customer C                            19.5%       12.8%     16.0%
Customer D                            10.3%        0.0%      0.0%

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

The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments, and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices. Fair value of forward contracts is supplied by the Company's counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

The estimated fair values of financial instruments are as follows
(in thousands):

                                                  December 31,
                                           1998                 1997
                                   -------------------   -------------------
                                   Carrying    Fair      Carrying    Fair
                                    Amounts    Value      Amounts    Value
                                   --------   --------   --------   --------

Financial assets:
  Cash and cash equivalents        $  2,480   $  2,480   $  3,794   $  3,794
  Accounts and notes receivable      25,919     25,919     24,445     24,445
 Investments
  Equity securities available
    for sale                             72         72        229        229
  Restricted                          6,331      6,331      7,926      7,926
 Gold forward sales contracts           - -        371        - -        931
  Silver forward sales contracts        - -        740        - -        - -
Financial liabilities:
 Current liabilities                 24,345     24,345     24,968     24,968
  Long-term debt - principal         42,923     42,923     22,136     22,136
  Silver forward sales contracts        - -        - -        - -        701

NOTE 11: LOSS PER COMMON SHARE

The following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at loss applicable to common shareholders for the years ended December 31, 1998, 1997, and 1996 in computing basic and diluted loss per common share.

                                1998                              1997                             1996
                    -----------------------------     -----------------------------    ------------------------------
                                        Per-Share                         Per-Share                         Per-Share
                     Net Loss    Shares   Amount      Net Loss     Shares   Amount     Net Loss     Shares   Amount
                    -----------------------------     -----------------------------    ------------------------------
Loss before preferred
 stock dividends    $    (300)                        $    (483)                       $ (32,354)
Less:  Preferred
 stock dividends       (8,050)                           (8,050)                          (8,050)
                    ---------                         ---------                        ---------
Basic loss per common share
Loss applicable
 to common
 shareholders          (8,350)   55,101     (0.15)       (8,533)   54,763     (0.16)     (40,404)   51,133     (0.79)

Effect of dilutive
 securities(1)
                    ---------    ------   -------     ---------    ------   -------    ---------    ------   -------
Diluted loss per
 common share       $  (8,350)   55,101   $ (0.15)    $  (8,533)   54,763   $ (0.16)   $ (40,404)   51,133   $ (0.79)
                    =========    ======   =======     ==========   ======   =======    =========    ======   =======
(1) Dilutive Securities

As   of   December  31,  1998,  1997,  and  1996,  there  were   1,655,000,
973,000,   and   546,000   shares  available  for   issue   under   granted
stock   options,  respectively.   These  options  were  not   included   in
the   computation  of  diluted  loss  per  common  share  as  a  loss   was
incurred   in   each  of  these  years,  and  their  inclusion   would   be
anti-dilutive.    The   Company   also   has   2.3   million   shares    of
convertible   preferred  stock  outstanding  that,  if   converted,   would
be    anti-dilutive,    and    were    therefore    excluded    from    the
determination of diluted loss per share.

                              F-35

NOTE 12:  OTHER COMPREHENSIVE LOSS

Due   to   availability  of  net  operating  losses,  there   is   no   tax
effect associated with any component of other comprehensive loss.

The   following  table  lists  the  beginning  balance,  yearly   activity,
and    ending   balance   of   each   component   of   accumulated    other
comprehensive loss (in thousands):

                                                             Minimum      Accumulated
                             Foreign        Unrealized       Pension         Other
                             Currency     Gains (Losses)    Liability    Comprehensive
                              Items        on Securities    Adjustment       Loss
                            ---------     --------------    ----------   -------------

Balance December 31, 1995    $ (4,898)     $    100          $    - -     $ (4,798)
1996 change                       - -          (132)              - -         (132)
                             --------      --------          --------     --------
Balance December 31, 1996      (4,898)          (32)              - -       (4,930)
1997 change                       - -           (31)              - -          (31)
                             --------      --------          --------     --------
Balance December 31, 1997      (4,898)          (63)              - -       (4,961)
1998 change                       - -           (19)             (289)        (308)
                             --------      --------          --------     --------
Balance December 31, 1998    $ (4,898)     $    (82)         $   (289)    $ (5,269)
                             ========      ========          ========     ========


       HECLA MINING COMPANY and WHOLLY OWNED SUBSIDIARIES

                  FORM 10-K - December 31, 1998

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

        Number and Description of Exhibits
        ----------------------------------


10.3(a)  Form of Executive Deferral Plan Master
         Document, as amended, effective November 13,
         1998.(1,2)                                       Attached

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

10.10    Restated Mining Venture Agreement among
         Kennecott Greens Creek Mining Company,
         Hecla Mining Company and CSX Alaska Mining
         Inc. dated May 6, 1994.(2)

11.      Computation of weighted average number of
         common shares outstanding.                       Attached

12.      Statement of Computation of Ratio of Earnings
         to Fixed Charges.                                Attached

13.      Hecla Mining Company Fourth Quarter and
         Year-End Results for the Period Ended
         December 31, 1998.(2)                            Attached

21.      List of subsidiaries of the Registrant.          Attached

23.1     Consent of PricewaterhouseCoopers LLP to
         incorporation by reference of their report
         dated February 8, 1999, except for Note 5,
         as to which the date is February 25, 1999,
         on the Consolidated Financial Statements
         of the Registrant in the Registrant's
         Registration Statements on Form S-3, No.
         33-72832, and No. 33-59659, Form S-8,
         No. 33-7833, No. 33-41833, No. 33-14758,
         No. 33-40691, No. 33-60095 and No.
         33-60099.(2)                                     Attached

27.      Financial Data Schedule                          Attached


------------------------

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
-----------         -----------

   3.1(a) & (b)     3.1 (10-K for 1987)
   3.2              2 (Current Report on Form 8-K dated
                    November 13, 1998)
   4.1(a) & (b)     4.1(d)(e) and 4.5 (10-Q for June 30, 1993)
   4.2              4 (Current Report on Form 8-K dated
                    May 10, 1996)
  10.1              10.1 (10-Q for September 30, 1997)
  10.2              10.2(b) (10-K for 1989)
  10.3(b)           10.3(b) (10-K for 1994)
  10.4(a)           B (Proxy Statement dated March 20, 1987)
  10.4(b)           A (Proxy Statement dated March 27, 1995)
  10.4(c)           B (Proxy Statement dated March 27, 1995)
  10.5(a)           10.11(a) (10-K for 1985)
  10.5(b)           10.5(b) (10-K for 1994)
  10.5(c)           10.5(c) (10-K for 1994)
  10.6              10.15 (10-K for 1987)
  10.7              10.7 (10-K for 1994)
  10.8(a)           10.11(a) (10-Q for September 30, 1996)
  10.8(b)           10.11(b) (10-Q for September 30, 1996)
  10.9              10.12 (10-Q for September 30, 1996)
  10.10             A (10-Q for June 30, 1994)