Form 10-Q
period 1999-03-31
HECLA MINING CO/DE/
filed 1999-05-05
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


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
                          ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding April 30, 1999
----------------------------         ----------------------------
   Common stock, par value                55,392,862 shares
      $0.25 per share

             HECLA MINING COMPANY and SUBSIDIARIES

                           FORM 10-Q

              FOR THE QUARTER ENDED MARCH 31, 1999


                           I N D E X*

                                                              PAGE

PART I. - Financial Information

    Item l - Consolidated Balance Sheets - March 31,
             1999 and December 31, 1998                         3

           - Consolidated Statements of Operations
             and Comprehensive Income (Loss) - Three
             Months Ended March 31, 1999 and 1998               4

           - Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1999 and 1998               5

           - Notes to Consolidated Financial Statements         6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations     17


PART II. - Other Information

    Item 1 - Legal Proceedings                                 37

    Item 6 - Exhibits and Reports on Form 8-K                  42











*Items omitted are not applicable.

                 PART I - FINANCIAL INFORMATION
              HECLA MINING COMPANY and SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (Unaudited)
                (In thousands, except share data)

                                                     March 31,     December 31,
                                                        1999           1998
                                                    ------------   ------------

                                ASSETS
Current assets:
 Cash and cash equivalents                           $    3,470     $    2,480
 Accounts and notes receivable                           34,157         25,919
 Income tax refund receivable                                19          1,087
 Inventories                                             21,787         22,757
 Other current assets                                       879          1,251
                                                     ----------     ----------
      Total current assets                               60,312         53,494
Investments                                               2,453          3,406
Restricted investments                                    6,327          6,331
Properties, plants and equipment, net                   172,609        178,168
Other noncurrent assets                                  10,924         10,663
                                                     ----------     ----------
      Total assets                                   $  252,625     $  252,062
                                                     ==========     ==========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses               $   13,005     $   12,172
 Accrued payroll and related benefits                     3,233          2,852
 Preferred stock dividends payable                        2,012          2,012
 Accrued taxes                                              999            772
 Accrued reclamation and closure costs                    6,106          6,537
                                                     ----------     ----------
      Total current liabilities                          25,355         24,345
Deferred income taxes                                       300            300
Long-term debt                                           45,919         42,923
Accrued reclamation and closure costs                    22,066         23,216
Other noncurrent liabilities                              9,793          9,542
                                                     ----------     ----------
      Total liabilities                                 103,433        100,326
                                                     ----------     ----------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
 authorized 5,000,000 shares, issued
 and outstanding - 2,300,000 shares,
 liquidation preference $117,012                            575            575
Common stock, $0.25 par value,
 authorized 100,000,000 shares,
 issued 1999 - 55,454,972,
 issued 1998 - 55,166,728                                13,864         13,792
Capital surplus                                         375,395        374,017
Accumulated deficit                                    (234,004)      (230,493)
Accumulated other comprehensive loss                     (5,252)        (5,269)
Less stock held by grantor trust;
 1999 - 132,289 shares, 1998 - 0 shares                    (500)           - -
Less treasury stock, at cost;
 1999 and 1998 - 62,110 common shares                      (886)          (886)
                                                     ----------     ----------
      Total shareholders' equity                        149,192        151,736
                                                     ----------     ----------
       Total  liabilities and shareholders' equity   $  252,625     $  252,062
                                                     ==========     ==========


    The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           (Unaudited)
 (Dollars and shares in thousands, except for per-share amounts)

                                                                  Three Months Ended
                                                            --------------------------------
                                                            March 31, 1999    March 31, 1998
                                                            --------------    --------------
Sales of products                                             $  41,658         $  40,129
                                                              ---------         ---------
Cost  of  sales and other direct production costs                31,346            30,527
Depreciation, depletion and amortization                          6,052             5,126
                                                              ---------         ---------
                                                                 37,398            35,653
                                                              ---------         ---------
Gross profit                                                      4,260             4,476
                                                              ---------         ---------
Other operating expenses:
     General and administrative                                   2,011             2,141
     Exploration                                                  1,162               816
     Depreciation and amortization                                   92                94
     Provision for closed operations and
      environmental matters                                         267                59
                                                              ---------         ---------
                                                                  3,532             3,110
                                                              ---------         ---------
Income from operations                                              728             1,366
                                                              ---------         ---------
Other income (expense):
     Interest and other income                                      696             2,534
     Miscellaneous expense                                         (549)             (557)
     Gain on investments                                            - -                86
     Interest expense:
      Interest costs                                               (924)             (740)
      Less amount capitalized                                       - -               271
                                                              ---------         ---------
                                                                   (777)            1,594
                                                              ---------         ---------
Income (loss) before income taxes and cumulative effect
 of change in accounting principle                                  (49)            2,960
Income tax provision                                                (65)             (113)
                                                              ---------         ---------
Income (loss) before cumulative effect of change in
 accounting principle                                              (114)            2,847
   Cumulative effect of change in accounting principle, net
     of tax                                                      (1,385)              - -
                                                              ---------         ---------
Net income (loss)                                                (1,499)            2,847
Preferred stock dividends                                        (2,012)           (2,012)
                                                              ---------         ---------
Income  (loss) applicable to common shareholders                 (3,511)              835
                                                              ---------         ---------
Other comprehensive income (loss), net of tax:
    Unrealized  holding gains (losses) on securities                 17               (19)
                                                              ---------         ---------
Other comprehensive income (loss)                                    17               (19)
                                                              ---------         ---------
Comprehensive income (loss) applicable to
 common shareholders                                          $  (3,494)        $     816
                                                              =========         =========
Basic and diluted income (loss) per common share before
  cumulative effect of change in accounting principle         $   (0.04)        $    0.02
    Cumulative  effect of change in accounting principle          (0.02)              - -
                                                              ---------         ---------
Basic  and diluted income (loss) per common share             $   (0.06)        $    0.02
                                                              =========         =========
Cash dividends per common share                               $     - -         $     - -
                                                              =========         =========
Weighted average number of common
 shares outstanding                                              55,201            55,095
                                                              =========         =========

    The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY and SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         (In thousands)


                                                                   Three Months Ended
                                                             -------------------------------
                                                             March 31, 1999   March 31, 1998
                                                             --------------   --------------
Operating activities:
 Net income (loss)                                             $  (1,499)       $   2,847
 Noncash elements included in net income (loss):
  Depreciation, depletion and amortization                         6,144            5,220
   Cumulative effect of change in accounting principle             1,385              - -
  Gain on disposition of properties,
   plants and equipment                                              (87)          (1,737)
  Gain on sale of investments                                        - -              (86)
   Provision for reclamation and closure costs                       168              133
 Change in:
  Accounts and notes receivable                                   (8,238)         (12,328)
  Income tax refund receivable                                     1,068              223
  Inventories                                                      1,072             (961)
  Other current and noncurrent assets                                166           (2,493)
  Accounts payable and accrued expenses                              833              344
  Accrued payroll and related benefits                               381              674
  Accrued taxes                                                      227              381
  Accrued reclamation and closure costs and
   other noncurrent liabilities                                     (998)             106
                                                               ---------        ---------
  Net cash provided (used) by operating activities                   622           (7,677)
                                                               ---------        ---------

Investing activities:
  Additions to properties, plants and equipment                   (2,158)          (4,239)
 Proceeds from disposition of properties,
  plants and equipment                                               203            2,676
 Proceeds from sale of investments                                   - -               86
   Decrease (increase) in restricted investments                       4             (708)
 Purchase of investments and change in cash
  surrender value of life insurance, net                              45             (221)
 Other, net                                                          (85)            (223)
                                                               ---------        ---------
Net cash used by investing activities                             (1,991)          (2,629)
                                                               ---------        ---------

Financing activities:
  Common stock issuance, net of offering costs                       450                2
 Preferred stock dividends                                        (2,012)          (2,012)
 Borrowings (repayments) on cash surrender
  value of life insurance                                            925              (99)
 Borrowings on long-term debt                                      8,500           19,500
 Repayments on long-term debt                                     (5,504)          (5,502)
                                                               ---------        ---------
Net cash provided by financing activities                          2,359           11,889
                                                               ---------        ---------

Net increase in cash and cash equivalents                            990            1,583
Cash and cash equivalents at beginning of period                   2,480            3,794
                                                               ---------        ---------

Cash and cash equivalents at end of period                     $   3,470        $   5,377
                                                               =========        =========


    The accompanying notes are an integral part of the consolidated financial statements.

              HECLA MINING COMPANY and SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The notes to the consolidated financial statements as of December 31, 1998, as set forth in the Company's 1998 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. For additional information, please refer to such notes.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet referenced in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the net income
          (loss) or accumulated deficit as previously reported.

Note 3. The components of the income tax provision for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                               1999      1998
                                              ------    ------
          Current:
             State income taxes               $   68    $  113
             Foreign income taxes                  4       - -
             Federal income taxes                (7)       - -
                                              ------    ------
                Total                         $   65    $  113
                                              ======    ======


          The Company's income tax provision for the first three months of 1999 and 1998 varies from the amount that would have been provided by applying the statutory rate to the income or loss before income taxes primarily due to the availability of net operating losses.

              HECLA MINING COMPANY and SUBSIDIARIES

Note 4.   Inventories consist of the following (in thousands):

                                             March 31,  Dec. 31,
                                              1999        1998
                                             --------   --------
          Concentrates, bullion, metals
             in transit and other products   $  3,398   $  3,879
          Industrial mineral products           9,740     10,240
          Materials and supplies                8,649      8,638
                                             --------   --------
                                             $ 21,787   $ 22,757
                                             ========   ========

Note 5. In April 1998, Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities" was issued. SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. Hecla adopted SOP 98-5 effective as of January 1, 1999. The impact of this change in accounting principle related to unamortized start-up costs associated with Hecla's 29.7% ownership interest in the Greens Creek mine. SOP 98-5 requires that these costs be expensed as incurred whereas the Company's previous policy was to capitalize these costs. The $1.4 million cumulative effect of this change in accounting principle is included in the consolidated statement of operations for the three months ended March 31, 1999.

Note 6.   Contingencies

          - Bunker Hill Superfund Site

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settled the Company's response-cost liability under Superfund at the Bunker Hill Site. As of March 31, 1999, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $5.0 million. These estimated expenditures are anticipated to be made over the next three to five years. Although the Company

              HECLA MINING COMPANY and SUBSIDIARIES

          believes the allowance is adequate based upon current estimates of aggregate costs, the Company plans to reassess its obligations under the Consent Decree as new information is developed during 1999. Depending on the results of the reassessment, it is reasonably possible that the Company's estimate of its obligations may change in the near term.

          Coeur  d'Alene  River  Basin  Natural  Resource  Damage
          Claims

          - Coeur d'Alene Tribe Claims

          In July 1991, the Coeur d'Alene Indian Tribe (the Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage (NRD) litigation described below for discovery and other limited pretrial purposes.

          - U.S. Government Claims

          In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the

              HECLA MINING COMPANY and SUBSIDIARIES

          complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activities in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims.

          On September 30, 1998, the Federal District Court granted the Company's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of the EPA to comply with federal law and EPA regulations in expanding the National Priority List site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. On March 31, 1999, the Court issued a case management order setting trial in this case for November 2000. Summary judgment motions related to 1) the extent of Federal Trusteeship over Natural Resources in the Basin and 2) a constitutional challenge to the retroactive application of Superfund liability at the site are currently pending before the Federal District Court.

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

              HECLA MINING COMPANY and SUBSIDIARIES

          State claims for all expenditures made under the Idaho Agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

          At  March  31,  1999,   the   Company's  accrual    for
          remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.3 million. These expenditures are anticipated to be expended during 1999. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995 and 1996, the Company entered into settlement agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of March 31, 1999, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

              HECLA MINING COMPANY and SUBSIDIARIES

          Other Claims

          On October 22, 1998, the Company and certain affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29.6 billion for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. The Company has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. The primary carrier has denied coverage. The Company is currently investigating the advisability of seeking court enforcement of the carrier's coverage obligations under the policies. The Company has retained outside counsel to defend the Company. Based on a prior health risk assessment completed for the operation as required by the State of California and a preliminary review with outside legal counsel of the allegations in the complaint as it relates to the historical operations of the Company and its predecessors at the Cactus Gold mine, the Company believes the allegations are without merit.

          In 1997, K-T Clay terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. The Company believes $11.0 million of insurance coverage is available for approximately $8.0 million in claims to date. Although the outcome cannot be assured, the Company believes that there will be no material adverse effect on the Company's results of operations, financial condition or cash flows from this matter.

          The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's

              HECLA MINING COMPANY and SUBSIDIARIES

          management that the outcome of these matters will not have a material adverse effect on the financial condition of the Company. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in future periods.

Note 7. At March 31, 1999, there was $36.0 million outstanding under the Company's $55.0 million Bank Agreement classified as long-term debt. On February 25, 1999, Hecla received a commitment from the lead bank under the Bank Agreement to amend the Bank Agreement. Under the revised terms of the Bank Agreement, the amount available to borrow will remain at $55.0 million, subject to certain limitations. The Company was in compliance with all restrictive covenants pursuant to the commitment as of March 31, 1999. In addition to the borrowings under the Bank Agreement, the Company also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of March 31, 1999. The amount available to borrow under the Bank Agreement is reduced by the $9.8 million amount of tax-exempt, solid waste bonds. At March 31, 1999, the Company had the ability to borrow an additional $9.2 million under the Bank Agreement.

Note 8. The following table presents a reconciliation of the numerators (net income (loss)) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at income (loss) applicable to common shareholders for the three months ended March 31, 1999 and 1998 in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per share amounts):

              HECLA MINING COMPANY and SUBSIDIARIES

                                            1999                        1998
                                  ---------------------------  ---------------------------
                                     Net            Per-Share    Net             Per-Share
                                    Loss     Shares   Amount    Income    Shares   Amount
                                  --------   ------   ------   --------   ------   ------
Income (loss) before preferred
 stock dividends                  $(1,499)                     $ 2,847
Less:  Preferred
 stock dividends                   (2,012)                      (2,012)
                                  -------                      -------
Basic income (loss) applicable
 to common shareholders            (3,511)   55,201   $(0.06)      835    55,095    $ 0.02

Effect of dilutive
 securities                           - -       - -      - -       - -       - -       - -
                                  -------    ------   ------   -------    ------    ------

Diluted income (loss) applicable
 to common shareholders           $(3,511)   55,201   $(0.06)  $   835    55,095    $ 0.02
                                  ========   ======   ======   =======    ======    ======


          These calculations of diluted earnings per share for each of the three months ended March 31, 1999 and 1998 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. These calculations also exclude the effects of 1,653,000 and 970,500 shares of common stock issuable upon exercise of stock options as of March 31, 1999 and 1998, respectively, as their exercise would be antidilutive.

Note 9.   Common Stock Offering

          In March 1999, the Company issued 155,955 shares of its common stock realizing proceeds of approximately $450,000, net of issuance costs of approximately $50,000. The shares were sold under the Company's existing Registration Statement on Form S-3 which provides for the issuance of up to $100.0 million of equity and debt securities. The Company plans to use the net proceeds for general corporate purposes.

Note 10. The Company has a nonqualified Deferred Compensation Plan which permits eligible officers, directors, and key employees to defer a portion of their compensation. In November 1998, the Company amended the plan to permit participants to irrevocably transfer all or a portion of their deferred compensation amounts into a Company common stock account to be held in trust until distribution. As of March 31, 1999, a total of 132,289 shares of the Company's common stock are held in the

              HECLA MINING COMPANY and SUBSIDIARIES

          grantor trust. Shares held in the grantor trust are valued at fair value at the time of issuance, are recorded in the contra equity account "Stock held by grantor trust," and are legally outstanding for registration purposes and dividend payments. The shares held in the grantor trust are considered outstanding for purposes of calculating earnings (loss) per share.

Note 11. During the first quarter of 1999, the Company sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33. The Company received a premium of $460,000 for the sale of the call options. These contracts are designed to provide some price protection, to the extent of the amount of the premium received, in the event of a decline in the price of silver. They also limit the maximum price the Company may receive for a portion of the Company's silver production to the strike price of the call options plus the premium received. The options are considered to be held for trading purposes, and as such the premiums received are deferred until the expiration of the contract or exercise of the option  contract  by  the counterparties.  Due  to  the
          trading nature of the option contracts, the Company recognizes, in revenue, a mark to market adjustment at the end of each reporting period for the change in the fair value of the remaining outstanding option contracts. During the first quarter of 1999, the Company recognized $253,000 of revenue from these call options based upon a mark to market adjustment as of March 31, 1999.

Note 12. The Company is organized and managed primarily on the basis of the principal products being produced from its ten operating units. Two of the operating units have been aggregated into the Metals-Gold segment, two of the operating units have been aggregated into the Metals-Silver segment, and six operating units have been combined to form the Industrial Minerals segment. General corporate activities not associated with operating units as well as idle properties are presented as Other.

              HECLA MINING COMPANY and SUBSIDIARIES

          The tables below present information about reportable segments as of and for the three months ended March 31 (in thousands):

                                              1999          1998
                                            ---------     ---------

     Net sales to unaffiliated customers:
       Metals-Gold                          $   6,391     $   9,255
       Metals-Silver                           12,569        10,122
       Industrial Minerals                     22,698        20,752
                                            ---------     ---------
                                            $  41,658     $  40,129
                                            =========     =========


                                              1999          1998
                                            ---------     ---------

     Income (loss) from operations:
       Metals-Gold                          $    (412)    $   1,357
       Metals-Silver                              875           299
       Industrial Minerals                      2,635         2,004
       Other                                   (2,370)       (2,294)
                                            ---------     ---------
                                            $     728     $   1,366
                                            =========     =========

          The table below presents identifiable assets by reportable
          segment  as  of  March 31,  1999,  and   December 31, 1998
          (in thousands):

                                              1999          1998
                                            ---------     ---------

     Identifiable assets:
       Metals-Gold                          $  22,010     $  23,808
       Metals-Silver                          125,811       127,499
       Industrial Minerals                     79,426        71,593
       Other                                   25,378        29,162
                                            ---------     ---------
                                            $ 252,625     $ 252,062
                                            =========     =========


Note 13.  In   June   1998,  Statement  of  Financial  Accounting
          Standards   No.   133  (SFAS  133),   "Accounting   for
          Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or

              HECLA MINING COMPANY and SUBSIDIARIES

          liabilities in the statement of financial position and measures those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this statement is encouraged as of the beginning of any fiscal quarter. The Company is presently evaluating the effect the adoption of this standard will have on the Company's financial condition, results of operations, and cash flows.

              HECLA MINING COMPANY and SUBSIDIARIES

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION

          Hecla Mining Company (Hecla) is primarily involved in the exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the current metals price environment, Hecla's industrial minerals segment has been a significant contributor to overall revenues, including 54% of total revenue during the first quarter of 1999. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

          Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including:

               - the timely development of existing properties and reserves and future projects;

               -    the   impact  of  metal  prices   and   metal
                    production volatility;

               - changing market conditions and the regulatory environment; and

               - the other risks detailed from time to time in Hecla's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I,
                    Item  1 of Hecla's 1998 Annual Report on Form
                    10-K).

              HECLA MINING COMPANY and SUBSIDIARIES

          As a result of the above factors and potentially others, actual results may differ materially from those projected, forecasted or implied. These forward-looking statements represent Hecla's judgment as of the date of this filing. Hecla disclaims, however, any intent or obligation to update these forward-looking statements as circumstances may change or develop.

          On April 1, 1999, Hecla entered into an agreement in principle to acquire the assets of Monarch Resources Limited (Monarch). Monarch's primary asset is its 100% owned La Camorra gold mine and surrounding exploration concession in Venezuela. The La Camorra property is located 300 kilometers southeast of Puerto Ordaz in the El Dorado District in Bolivar State. La Camorra is an underground mine that produced approximately 51,000 ounces of gold in 1998 at a grade of 0.44 ounce per ton. The La Camorra operations exploit two shear zone-hosted quartz veins that are estimated to contain more than 600,000 ounces of gold resource. Hecla's agreement in principle provides Hecla the exclusive right, for a limited period, to purchase the assets of Monarch for $28.0 million, comprising $15.0 million cash and $13.0 million of Hecla common shares. In order to fund the $15.0 million cash requirement, Hecla is planning to issue equity for a portion of the cash requirement and to utilize project financing for the residual cash requirement. In addition, Monarch will receive a royalty payment for future production from the purchased assets that exceed the current reserves. The agreement in principle is subject to satisfactory completion of due diligence, Hecla board of directors' approval and the execution of a definitive purchase agreement, which if executed would be subject to regulatory and Monarch shareholders' approval. Hecla has completed preliminary due diligence and has until May 10, 1999, to complete due diligence review and execute a definitive purchase agreement with Monarch. There can be no assurance that an actual purchase of the assets of Monarch will be completed.

          During the first quarter of 1999, mining operations at the Lucky Friday mine were suspended for 14 days following a groundfall that damaged the #2 shaft at the Lucky Friday mine. The #2 shaft is the mine's secondary escapeway and is not used for daily ore production activities. The temporary suspension of

              HECLA MINING COMPANY and SUBSIDIARIES

          operations did not materially impact the operating results from the Lucky Friday during the first quarter of 1999.

          During the first quarter of 1999, Hecla produced approximately 29,000 ounces of gold compared to approximately 36,000 ounces of gold production in the first quarter of 1998. The following table displays the actual gold production (in ounces) by operation for the three months ended March 31, 1999 and 1998, projected gold production for the year ending December 31, 1999, and actual gold production for the year ended December 31, 1998:


                Actual      Actual      Projected        Actual
               Mar. 31,    Mar. 31,      Dec. 31,       Dec. 31,
Operation        1999        1998          1999           1998
---------      --------    --------    -------------    --------

Rosebud          16,000      17,000    52,000-54,000      65,000
La Choya (1)      6,000      13,000           10,000      40,000
Greens Creek      7,000       4,000    20,000-22,000      18,000
Other sources        --       2,000            1,000       4,000
               --------    --------    -------------    --------
Totals           29,000      36,000    83,000-87,000     127,000
               ========    ========    =============    ========

               (1)   Mining at La Choya was completed in December
               1998. Gold production in 1999 is from residual recoveries from the heap leach pads.

          In the first quarter of 1999, Hecla produced approximately 1,774,000 ounces of silver compared to 1998 first quarter silver production of 1,530,000 ounces. The following table displays the actual silver production (in ounces) by operation for the three months ended March 31, 1999 and 1998, projected silver production for the year ending December 31, 1999, and actual silver production for the year ended December 31, 1998 (in thousands):

              HECLA MINING COMPANY and SUBSIDIARIES

                 Actual      Actual     Projected       Actual
                Mar. 31,    Mar. 31,     Dec. 31,      Dec. 31,
Operation         1999        1998         1999          1998
---------       --------    --------   -------------   --------

Lucky Friday       1,021         836    4,400-4,600       4,137
Greens Creek         699         631    2,600-2,800       2,824
Rosebud               53          62        180-190         278
Other sources          1           1              2           6
                --------    --------    -----------    --------
Totals             1,774       1,530    7,182-7,592       7,245
                ========    ========    ===========    ========


          In  1998,  Hecla  shipped approximately  1,005,000 tons
          of  product  from   the  Kentucky-Tennesee   Clay  (K-T
          clay) group, including ball clay, kaolin, and feldspar. Hecla's shipments of industrial minerals are expected to increase in 1999 to approximately 1,120,000 tons.
          During   the  first  quarter  of  1999,  Hecla  shipped
          approximately 23,000 tons of specialty aggregates from its MWCA-Colorado Aggregate division, and approximately 231,000 cubic yards of landscape material from its MWCA-Mountain West Products division. In order to provide funds for possible metals and industrial minerals expansion, as well as to reduce indebtedness, Hecla has decided to attempt to sell MWCA in 1999, although there can be no assurance that Hecla will be successful.

          RESULTS OF OPERATIONS

          Hecla recorded a loss before the cumulative effect of a change in accounting principle of approximately $0.1 million, or $0.00 per common share, in the first three months of 1999 compared to net income of approximately $2.8 million, or $0.05 per common share, in the same period of 1998. After recognizing a $1.4 million charge from an accounting change to write off unamortized start-up costs associated with the Greens Creek mine, and after $2.0 million in dividends to holders of the Company's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the first quarter of 1999 was approximately $3.5 million, or $0.06 per common share, compared to income of $0.8 million, or $0.02 per common share, in the comparable 1998 period. The change in income (loss) applicable to common shareholders during

              HECLA MINING COMPANY and SUBSIDIARIES

          1999 was attributable to a variety of factors, the most significant which are discussed below.

          Interest and other income decreased approximately $1.8 million, from $2.5 million in the 1998 period to $0.7 million in the 1999 period. The decrease in 1999 was principally the result of a 1998 gain of $1.8 million on sale of land located near Hecla's corporate headquarters in Coeur d'Alene, Idaho.

          The cumulative effect of change in accounting principle totaled $1.4 million in 1999, due to the write off of unamortized start-up costs relating to Hecla's 29.7% ownership interest in the Greens Creek mine. The adjustment was the result of application of Statement of Position No. 98-5, "Accounting for Start-up Activities."

          Depreciation,   depletion,  and  amortization increased
          $0.9 million, or 18%, from the first quarter of 1998 to the first quarter of 1999 principally due to:

               - increased  depreciation  at the  La  Choya  mine
                 ($0.6  million),   the  result  of  depreciating
                 costs   associated   with   the  La   Choya  pit
                 expansion completed in 1998;

               - increased depreciation at the Greens  Creek mine
                 ($0.3  million)   due   to  increased production
                 in the 1999 period;

               - increased depreciation at the Lucky Friday  mine
                 ($0.2 million) due to increased production in the 1999 period; and

               - decreased depreciation at the Rosebud mine ($0.1
                 million) resulting from lower gold production in the 1999 period.

          Cost  of  sales   and  other  direct  production  costs
          increased approximately $0.8 million, or 3%,  from  the
          first  three  months  of 1998 to  the  comparable  1999
          period primarily due to:

               - increased cost of sales at the Lucky Friday mine
                 ($1.8 million) due to increased production and shipments from the Lucky Friday expansion area;

              HECLA MINING COMPANY and SUBSIDIARIES

               - increased   cost  of  sales  at  the  industrial
                 minerals segment ($1.3 million) associated with increased sales of $1.9 million;

               - decreased cost of sales at the Greens Creek mine
                 ($0.4 million) principally due to the timing of concentrate shipments;

               - elimination  of  cost  of sales at  the American
                 Girl mine ($0.4 million) due to final gold sales in 1998; and

               - decreased cost of sales at the   La  Choya  mine
                 ($1.5 million) due to completion of mining in December 1998.

          Cost of sales and other direct production costs as a percentage of sales from products decreased from 76% in the first quarter of 1998 to 75% in the comparable 1999 period. The slight improvement was principally a result of improved margins in the silver segment.

          Interest expense, net of amounts capitalized increased $0.5 million, or 97% in the first quarter of 1999 as compared to the first quarter of 1998. The $0.5 million increase was the result of decreased capitalized interest of $0.3 million, associated with the Lucky Friday expansion project in 1998, and increased interest expense under Hecla's bank loan ($0.2 million), as a result of higher borrowings in the 1999 period.

          Exploration   expense   increased   $0.3   million,  or
          42%, during the first quarter of 1999 as compared to the first quarter of 1998 principally due to increased expenditures at the Cacique property in Chile ($0.4 million), and increased expenditures in Mexico ($0.2 million), partly offset by decreased expenditures at other South American targets ($0.2 million), and other decreases ($0.1 million).

          Hecla's provision for closed operations and environmental matters increased $0.2 million, from $0.1 million in the first quarter of 1998 to $0.3 million in the 1999 period. The increase resulted principally from expenditures for technical studies and legal costs

              HECLA MINING COMPANY and SUBSIDIARIES

          associated with  the  Coeur d'Alene  River Basin  area.
          For  further  information on the  Coeur  d'Alene  River
          Basin  area, see Item 3, "Legal Proceedings"  of   this
          Form 10-Q.

          Sales  of  products  increased  by  approximately  $1.5
          million, or 4%, in the first three months of 1999 as compared to the same period in 1998 primarily due to:

               - increased  sales   totaling approximately   $2.4
                 million from silver   operations  primarily as a
                 result  of  increased production and sales;

               - increased  sales   totaling  approximately  $1.9
                 million from Hecla's industrial minerals segment principally the result of increased shipments at both the K-T Clay group and the MWCA group; and

               - decreased  sales  of   $2.9  million  from  gold
                 operations principally a result of completion of mining operations at the La Choya mine in December 1998, although residual gold production from the La Choya heap leach pads continues.

          The following table compares the average metal prices for the first quarter of 1999 with the comparable
          1998 period:

        Metal                      1999     1998     $ Change    % Change
   ------------------             -------  -------  ----------  ----------

   Gold-Realized ($/oz.)           $ 299    $ 299    $  - -        - -%
   Gold-London Final ($/oz.)         287      294        (7)        (2)
   Silver-Handy & Harman ($/oz.)    5.30     6.24      (0.94)      (15)
   Lead-LME Cash (cents/pound)     0.229    0.243     (0.014)       (6)
   Zinc-LME Cash (cents/pound)     0.450    0.482     (0.032)       (7)


          Cash operating, and total cash cost per gold ounce decreased from $160 and $171 for the first quarter of 1998 to $156 and $169 for the first quarter of 1999, respectively. The decreases in the cash operating and total cash cost per gold ounce were primarily attributable to a greater share of 1999 production coming from the lower cost Rosebud mine. Total production costs per gold ounce increased from $225 per ounce in 1998 to $269 per ounce in 1999. The increase in the total production cost per gold ounce was attributable to increased depreciation charges

              HECLA MINING COMPANY and SUBSIDIARIES

          associated  with the La Choya pit expansion  that   was
          completed in 1998.

          Cash operating, total cash, and total production cost per silver ounce decreased from $4.47, $4.47 and $5.98 in the first quarter of 1998 to $3.70, $3.70, and $5.27 in the first quarter of 1999, respectively. The decreases in the cost per silver ounce are due primarily to positive impacts of increased by-product production, as well as increased silver production. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          FINANCIAL CONDITION AND LIQUIDITY

          A substantial portion of Hecla's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond Hecla's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profits and liquidity of Hecla. Hecla is subject to many of the same inflationary
          pressures  as  the  U.S.  economy  in  general.   Hecla
          continues to implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that Hecla may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by Hecla have a much greater impact than inflation on revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements, and other property transactions can have a significant impact on the need for capital.

          The variability of metals prices require that Hecla, in assessing the impact of prices on recoverability of its metals segment assets, exercise judgment as to whether price changes are temporary or are likely to persist. Hecla performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. This evaluation includes a review of estimated future net cash flows against the carrying value of Hecla's

              HECLA MINING COMPANY and SUBSIDIARIES

          assets. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if Hecla determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future production and market conditions.

          At March 31, 1999, assets totaled approximately $252.6 million and shareholders' equity totaled approximately $149.2 million. Cash and cash equivalents increased by $1.0 million to $3.5 million at March 31, 1999 from $2.5 million at the end of 1998.

          During the first three months of 1999, approximately $2.4 million of cash was provided by financing activities. The major sources of cash were borrowings of long-term debt of $8.5 million, borrowings against the cash surrender value of life insurance of $0.9 million, and proceeds from the issuance of common stock of $0.5 million. These sources were partially offset by uses of cash, including repayments of long-term debt of $5.5 million, and payment of preferred dividends of $2.0 million.

          Operating activities provided approximately $0.6 million of cash during the first three months of 1999. The primary sources of cash were from (1) the silver and gold segment; (2) cash provided from an income tax refund ($1.1 million); (3) decreased inventories ($1.1 million); and (4) increased accounts payable and accrued expenses ($0.8 million). The primary uses of cash were (1) increases, totaling $8.2 million, in accounts and notes receivable principally due to seasonal sales at MWCA, increased sales at the K-T Clay group and timing of shipments and cash receipts at Greens Creek; and (2) cash required for reclamation and other noncurrent liabilities of $1.0 million. Principal noncash charges included depreciation, depletion, and amortization ($6.1 million), the cumulative effect of change in accounting principle for start-up costs ($1.4 million), and provision for reclamation and closure costs ($0.1 million).

          Hecla's investing activities used $2.0 million of cash during the first three months of 1999. The most significant use of cash was additions to properties,

              HECLA MINING COMPANY and SUBSIDIARIES

          plants, and equipment totaling $2.2 million, including significant additions at the Noche Buena project ($1.0 million), Greens Creek mine ($0.7 million), industrial minerals segment ($0.3 million), and other additions ($0.2 million). This use of cash was partly offset by proceeds from disposition of properties, plants, and equipment during the first three months of 1998 totaling approximately $0.2 million.

          Due to declines in the prices of metals that Hecla produces, including gold, silver, lead, and zinc, Hecla has developed and implemented plans to generate and preserve cash during the current low metals price environment. Hecla's 1999 plans include marketing for sale its MWCA subsidiary and certain other assets. The Company has also implemented certain cost cutting measures to reduce operating cash costs in 1999. Without improvements in the prices of metals, Hecla anticipates that its history of losses applicable to common shareholders will continue. There can be no assurance that Hecla will be successful in its efforts to sell the MWCA subsidiary and other assets, or in its implementation of additional cost cutting measures.

          Hecla estimates that minimum capital expenditures to be incurred during the remainder of 1999, excluding any additional development expenditures following a possible board of directors approval of the Noche Buena project (discussed below) or any possible capital expenditures associated with assets acquired from Monarch Resources Limited (Monarch) in the event the contemplated acquisition of Monarch is completed (discussed below), will be approximately $5.0 million. These capital expenditures consist primarily of:

                   - Greens  Creek  (29.7%)       $2.9 million
                   - Industrial minerals segment  $1.0 million
                   - Noche  Buena  project        $0.7 million
                   - Rosebud  (50%)               $0.2 million
                   - Lucky Friday                 $0.2 million

          These planned capital expenditures will depend, in large part, on Hecla's ability to obtain the required funds from operating activities, amounts available under its Bank Agreement and the possible issuance of additional equity. There can be no assurance that actual capital expenditures will be as projected based

              HECLA MINING COMPANY and SUBSIDIARIES

          upon the uncertainties associated with the estimates for capital projects, uncertainties associated with possible development projects, and Hecla' ability to generate adequate funding for the projected capital expenditures.

          Hecla's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that Hecla's joint venture partners will not default with respect to their portion of development costs and capital expenditures.

          During the first quarter of 1999, Hecla continued its feasibility study on the Noche Buena gold project in Mexico. Hecla completed fill-in drilling to 35-meter centers on the core of the deposit as well as step out drilling to expand the deposit. Additional metallurgical testing was also completed during the first quarter. Hecla plans to update Hecla's board of directors on the progress of the Noche Buena project at its May 1999 board meeting. A decision on whether to further develop the Noche Buena project is expected later in 1999. Based upon uncertainties associated with development projects and Hecla's ability to provide funding, there can be no assurance that Hecla will develop the Noche Buena project.

          On April 1, 1999, Hecla entered into an agreement in principle to acquire the assets of Monarch Resources Limited (Monarch). Monarch's primary asset is its 100% owned La Camorra gold mine and surrounding exploration concession in Venezuela. The La Camorra property is located 300 kilometers southeast of Puerto Ordaz in the El Dorado District in Bolivar State. La Camorra is an underground mine that produced approximately 51,000 ounces of gold in 1998 at a grade of 0.44 ounce per ton. The La Camorra operations exploit two shear zone-hosted quartz veins that are estimated to contain more than 600,000 ounces of gold resource. Hecla's agreement in principle provides Hecla the exclusive right, for a limited period, to purchase the assets of Monarch for $28.0 million, comprising $15.0 million cash and $13.0 million of Hecla common shares. In order to fund the $15.0 million cash requirement, Hecla is planning to issue equity for a portion of the cash requirement and to utilize project financing for the residual cash requirement. In addition, Monarch will

              HECLA MINING COMPANY and SUBSIDIARIES

          receive a royalty payment for future production from the purchased assets that exceed the current reserves. The agreement in principle is subject to satisfactory completion of due diligence, Hecla board of directors' approval and the execution of a definitive purchase agreement, which if executed would be subject to regulatory and Monarch shareholders' approval. Hecla has completed preliminary due diligence and has until May 10, 1999, to complete due diligence review and execute a definitive purchase agreement with Monarch. There can be no assurance that an actual purchase of the assets of Monarch will be completed.

          Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. During the first quarter of 1999, Hecla issued 155,955 shares of its common stock realizing net proceeds of approximately $0.5 million. The shares were sold under the above-described Registration Statement. To date, Hecla has issued $48.9 million of shares of Hecla's common stock under the Registration Statement.

          On February 25, 1999, Hecla received a commitment from the lead bank under Hecla's Bank Agreement to amend the Bank Agreement. Under the revised terms of the Bank Agreement, the amount available to borrow will
          remain   up  to  $55.0  million,  subject  to   certain
          limitations. At March 31, 1999, there was $36.0 million outstanding under the Bank Agreement classified as long-term debt. Hecla was in compliance with all restrictive covenants pursuant to the commitment as of March 31,
          1999.   In  addition to the borrowings under  the  Bank
          Agreement, Hecla has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal
          revenue  bonds  as  of  March  31,  1999.   The  amount
          available to borrow under the Bank Agreement is reduced by the $9.8 million amount of tax-exempt, solid waste
          disposal  bonds.   At  March 31, 1999,  Hecla  had  the
          ability to borrow an additional $9.2 million under the Bank Agreement.

          Exploration expenditures for the remainder of 1999 are estimated to be approximately $3.0 to $3.5 million. The

              HECLA MINING COMPANY and SUBSIDIARIES

          Company's exploration strategy is to focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties, as well as grass roots and advanced stage projects. Accordingly, domestic exploration expenditures will be incurred principally at Greens Creek, Rosebud, and Lucky Friday. Foreign exploration efforts in 1999 will center primarily on targets in Mexico and South America. There can be no assurances that actual exploration expenditures will be as projected.

          Hecla's planned environmental and reclamation expenditures for the remainder of 1999 are expected to be approximately $9.0 to $10.5 million. These expenditures will occur at the Grouse Creek mine, the Bunker Hill Superfund site, the Coeur d'Alene River Basin, the Cactus mine, the Yellow Pine mine, the Republic mine, the American Girl mine, and the Durita property. There can be no assurances that actual environmental and reclamation expenditures will be as projected.

          Reserves for closure costs, reclamation and environmental matters totaled $28.2 million at March 31, 1999. The Company anticipates that expenditures relating to these reserves will be made over the next several years. Although the Company believes the allowance is adequate based on current estimates of aggregate costs, the Company plans to reassess its environmental and reclamation obligations, including obligations under the Bunker Hill Consent Decree, and at Grouse Creek, Yellow Pine and other idle properties as new information develops on these sites during 1999. Depending on the results of the reassessment, it is reasonably possible that the Company's estimate of its obligations may change in the near term.

          In the normal course of its business, Hecla uses forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are generally designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of

              HECLA MINING COMPANY and SUBSIDIARIES

          commodities are deferred and included in income as part of the hedged transaction. Revenues from these contracts are recognized at the time contracts are closed out by delivery of the underlying commodity, when Hecla matches specific production to a contract, or upon settlement of the net position in cash. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

          At March 31, 1999, Hecla had forward sales commitments through June 30, 1999 for 3,000 ounces of gold at an average price of $354 per ounce. The estimated fair value of these forward sales commitments was $215,000 as of March 31, 1999. The London Final gold price at March 31, 1999, was $279. Additionally, at March 31, 1999, Hecla had forward sales commitments through December 31, 2000 for 2,350,000 ounces of silver at an average price of $5.71. If Hecla's forward silver sales commitments were closed on March 31, 1999, the estimated fair value of these forward sales commitments was approximately $1,607,000. The
          Handy & Harman silver price at March 31, 1999 was $5.06. The nature and purpose of the forward sales contracts, however, do not presently expose Hecla to any significant net loss. All of these contracts were designated as hedges as of March 31, 1999.

          During the first quarter of 1999, Hecla sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33. Hecla received a premium of $460,000 for the sale of these call options. At March 31, 1999, Hecla recognized $253,000 of revenue from these call options based upon a mark to market adjustment of the call options as of March 31, 1999. These contracts are not designated as hedges and are subject to revenue recognition based upon the changes in the fair market value of the contracts. These contracts are designed to provide some price protection, to the extent of the amount of the premium received, in the event of a decline in the price of silver. They also limit the maximum price that Hecla may receive on a portion of Hecla's silver production to the strike price of the call options plus the premium received.

              HECLA MINING COMPANY and SUBSIDIARIES

          Hecla is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see
          Part II. Item 1. Legal Proceedings and Note 6 of Notes to Consolidated Financial Statements). Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial position of Hecla and its subsidiaries. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in the future periods.

          YEAR 2000

          Hecla utilizes software and related technologies throughout its business that will be affected by the "Year 2000 computer problem," which is common to many corporations and governmental entities. This problem concerns the inability of information systems, primarily computer software programs and certain hardware, to properly recognize and process date-sensitive information as the Year 2000 approaches. Absent corrective actions, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

          Hecla has established thirteen teams to identify and correct Year 2000 compliance issues. Hecla's primary information systems (IS) with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Hecla is also evaluating its non-IS applications, primarily systems embedded in processing and other facilities. Additionally, the teams are responsible for evaluating Hecla's critical suppliers and vendors as to their state of readiness for the Year 2000.

          Hecla's primary IS was originally evaluated in 1996, and out of 2,300 programs, 850 were identified that required modification. All of the 850 programs have been modified, installed and tested by Hecla's information services department. End user testing is

              HECLA MINING COMPANY and SUBSIDIARIES

          complete.   The   Company's   other   IS's   have  been
          evaluated and are compliant systems. Remediation and contingency plans are in progress with completion scheduled on or before September 30, 1999.

          Inventories and assessments of non-IS systems have been completed by all thirteen teams. Remediation efforts are currently being implemented, where necessary. Contingency plans are being developed for all major components in case of system failures surrounding the Year 2000.

          Hecla is utilizing independent consultants to oversee the Year 2000 project as well as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors at each respective meeting.

          Hecla has identified critical suppliers, as well as other essential service providers, and has surveyed their Year 2000 compliancy. Based on expected compliance dates expressed by some of these critical suppliers and other service providers, additional follow-up will be required to fully assess their state of readiness for the Year 2000. These follow-up activities will occur throughout 1999. For other suppliers and service providers, risk assessments and contingency plans, where necessary, will be finalized by mid-year 1999. Hecla has taken the above-described steps to address issues surrounding suppliers and service providers; however, Hecla has no direct ability to influence other parties' compliance actions. Hecla believes it has taken the necessary actions to mitigate the effect of Year 2000 risks, although Hecla is not able to eliminate the risks or to estimate the ultimate effect Year 2000 will have on Hecla's operating results and financial condition.

          Contingency plans for Year 2000 related business interruptions are being developed and will include, but are not limited to, the development of emergency backup recovery procedures, replacing automated processes with manual processes, identification of alternate suppliers, and increasing raw material supplies and finished goods inventory prior to December 31, 1999. All plans are expected to be completed by the end of

              HECLA MINING COMPANY and SUBSIDIARIES

          the second quarter of 1999, but ongoing monitoring will continue throughout 1999.

          Hecla's most likely potential risk is a temporary inability to process and ship its products, as well as the inability of some customers to order and pay on a timely basis.

          Incremental costs directly related to Year 2000 issues are estimated to be $201,000 from 1998 to 2000, of which approximately $110,000 has been spent as of March 31, 1999. Hecla's current estimate of expected costs is based upon work performed to date, and depending on the results of future work, the cost estimate may increase. This estimate assumes that Hecla will not incur significant Year 2000 costs on behalf of its suppliers or customers.

          Hecla's  Year  2000   efforts   are   ongoing  and  its
          overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While Hecla is taking steps it believes to be necessary to prevent any major interruption to its business activities, that will depend in part, upon the ability of third parties to be Year 2000 compliant.

          NEW ACCOUNTING PRONOUNCEMENT

          In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for
          Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application of all of the provisions of this statement is encouraged as of the beginning of any fiscal quarter. The Company is presently evaluating the effect the adoption of this standard will have on the Company's financial condition, results of operations, and cash flows.

              HECLA MINING COMPANY and SUBSIDIARIES

          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The following discussion about Hecla's risk-management activities include "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

          The following tables summarize the financial instruments and derivative instruments held by Hecla at March 31, 1999, which are sensitive to changes in interest rates and commodity prices. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 1998 Annual Report on Form 10-K).

          Interest-Rate Risk Management

          At March 31, 1999, Hecla's debt is subject to changes in market interest rates and is sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

          The following table presents principal cash flows for debt outstanding at March 31, 1999, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                  Outstanding Debt
                                   (in thousands)

                                                                                               Fair
                         1999     2000     2001      2002      2003    Thereafter    Total     Value
                        -------  -------  -------   -------   -------  ----------   -------   -------
Bank credit agreement    $  - -   $  - -   $  - -   $18,000   $18,000   $  - -      $36,000   $36,000

Average interest rate     6.89%    7.33%    7.55%     7.69%     7.84%

Revenue bonds            $  - -   $  - -   $  - -   $   - -   $   - -   $ 9,800     $ 9,800   $ 9,800

Average interest rate     3.15%    3.38%    3.64%     3.78%     3.91%     4.20%

              HECLA MINING COMPANY and SUBSIDIARIES

          Commodity-Price Risk Management

          Hedging

          Hecla uses commodity forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts are designated as hedges at March 31, 1999.

          The following table provides information about the Company's forward sales commitments at March 31, 1999. The table presents the notional amount in ounces, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between April 30, 1999, and December 31, 2000.


                                         Expected    Expected
                                         Maturity    Maturity   Estimated
                                         ---------   ---------    Fair
                                           1999       2000        Value
                                         ---------   ---------  ---------

          Forward contracts:
           Gold sales (ounces)               3,000         - -
           Future price (per ounce)      $     354         - -
           Contract amount (in $000's)   $   1,061         - -   $    215

           Silver sales (ounces)         1,150,000   1,200,000
           Future price (per ounce)      $    5.92   $    5.51
           Contract amount (in $000's)   $   6,813   $   6,606   $  1,607


          Trading

          During the first quarter of 1999, Hecla sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33. Hecla sold the call options to provide additional cash flow during the quarter. The sale of the options are

              HECLA MINING COMPANY and SUBSIDIARIES

          designed to provide some price protection, to the extent of the amount of the call premium received, in the event of a decline in the price of silver. These contracts also limit the maximum that Hecla may receive on a portion of Hecla's silver production to the strike price of the options plus the premium received. Hecla is exposed to price risk on these call options, and the value of the call options are marked to market with a gain or loss, if any, recorded in earnings. During the first quarter of 1999, earnings include a gain of $0.3 million from mark to market adjustments.

          The following table provides information about Hecla's silver call options at March 31, 1999. The table presents the notional amount in ounces, the weighted average strike price, and the total-dollar contract amount expected by the maturity dates, which occur between April 28, 1999, and December 31, 1999.

                                                     Expected
                                                     Maturity   Estimated
                                                     ---------   Fair
                                                       1999      Value
                                                     ---------  ---------

        Sold call options:
          Silver calls (ounces)                      1,350,000
          Weighted average strike price (per ounce)  $    5.33
          Contract amount (in $000's)                $   7,200    $  253

                  PART II - OTHER INFORMATION

             HECLA MINING COMPANY and SUBSIDIARIES


ITEM 1.   LEGAL PROCEEDINGS

          - Bunker Hill Superfund Site

          In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), entered into a Consent Decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund Site (Bunker
          Hill Site) located at Kellogg, Idaho. The Consent Decree settled the Company's response-cost liability under Superfund at the Bunker Hill Site. As of March 31, 1999, the Company has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill Site of $5.0 million. These estimated expenditures are anticipated to be made over the next three to five years. Although the Company believes the allowance is adequate based upon current estimates of aggregate costs, the Company plans to reassess its obligations under the Consent Decree as new information is developed during 1999. Depending on the results of the reassessment, it is reasonably possible that the Company's estimate of its obligations may change in the near term.

          Coeur  d'Alene  River  Basin  Natural  Resource  Damage
          Claims

          - Coeur d'Alene Tribe Claims

          In  July  1991,  the  Coeur d'Alene  Indian  Tribe (the
          Tribe) brought a lawsuit, under CERCLA, in Idaho Federal District Court against the Company and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill Site over which the Tribe alleges some ownership or control. The Company answered the Tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year stay of the proceeding, the Tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage (NRD) litigation described below for discovery and other limited pretrial purposes.

             HECLA MINING COMPANY and SUBSIDIARIES

          - U.S. Government Claims

          In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including the Company. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin (the Basin) in northern Idaho over which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill Site. The Company answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activities in the Basin which contributed to the releases and damages alleged by the United States. The Company believes it also has a number of defenses to the United States' claims.

          On September 30, 1998, the Federal District Court granted the Company's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of the EPA to comply with federal law and EPA regulations in expanding the National Priority List site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. On March 31, 1999, the Court issued a case management order setting trial in this case for November 2000. Summary judgment motions related to 1) the extent of Federal Trusteeship over Natural Resources in the Basin and 2) a constitutional challenge to the retroactive application of Superfund liability at the site are currently pending before the Federal District Court.

             HECLA MINING COMPANY and SUBSIDIARIES

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

          At March 31, 1999, the Company's accrual for remediation activity in the Basin, not including the Bunker Hill Site, totaled approximately $0.3 million. These expenditures are anticipated to be expended during 1999. Depending on the results of the aforementioned lawsuits, it is reasonably possible that the Company's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

          In 1991, the Company initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to the Company and its predecessors. The Company believes that the insurance companies have a duty to defend and indemnify the Company under their policies of insurance for all liabilities and claims asserted against the Company by the EPA and the Tribe under CERCLA related to the Bunker Hill Site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend the Company in the Tribe's lawsuit. During 1995

             HECLA MINING COMPANY and SUBSIDIARIES

          and  1996,  the   Company   entered   into   settlement
          agreements with a number of the insurance carriers named in the litigation. The Company has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Site Consent Decree. Litigation is still pending against one insurer with trial continued until the underlying environmental claims against the Company are resolved or settled. The remaining insurer is providing the Company with a partial defense in all Basin environmental litigation. As of March 31, 1999, the Company had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          Other Claims

          On October 22, 1998, the Company and certain affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29.6 billion for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. The Company has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. The primary carrier has denied coverage. The Company is currently investigating the advisability of seeking court enforcement of the carrier's coverage obligations under the policies. The Company has retained outside counsel to defend the Company. Based on a prior health risk assessment completed for the operation as required by the State of California and a preliminary review with outside legal counsel of the allegations in the complaint as it relates to the historical operations of the Company and its predecessors at the Cactus Gold mine, the Company believes the allegations are without merit.

             HECLA MINING COMPANY and SUBSIDIARIES

          In 1997, K-T Clay terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. The Company believes $11.0 million of insurance coverage is available for approximately $8.0 million in claims to date. Although the outcome cannot be assured, the Company believes that there will be no material adverse effect on the Company's results of operations, financial conditions or cash flows from this matter.

          The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of the Company's management, that the outcome of these matters will not have a material adverse effect on the financial condition of the Company. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in future periods.

             HECLA MINING COMPANY and SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12 -    Fixed Charge Coverage Ratio Calculation

               13 - First Quarter Report to Shareholders for the quarter ended March 31, 1999, dated
                       April 29, 1999.

               27 -    Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated March 26, 1999, related to Form of Agreement to purchase Common Stock by and between Hecla Mining Company and Purchaser.
               (Item 7)

               Report on Form 8-K dated April 2, 1999, related to
               Hecla's plans to  acquire  the assets  of  Monarch
               Resources Limited.  (Item 7)


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


                                     HECLA MINING COMPANY
                              ----------------------------------
                                        (Registrant)



Date: May 5, 1999         By   /s/ Arthur Brown
                            ------------------------------------
                               Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date: May 5, 1999         By    /s/ Lewis E. Walde
                             -----------------------------------
                                Lewis E. Walde,
                                   Assistant Controller
                                   (Chief Accounting Officer)

                         EXHIBIT INDEX
                         -------------


Exhibit
  No.                Description

--------        ----------------------

12              Fixed Charge Coverage Ratio Calculation

13              First  Quarter Report to Shareholders for the
                quarter ended March 31, 1999, dated April 29,
                1999

27              Financial Data Schedule