Form 10-Q
period 1999-06-30
HECLA MINING CO/DE/
filed 1999-08-12
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 1999


Commission file number      1-8491
                       -------------------------------------------


                            HECLA MINING COMPANY
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                Delaware                         82-0126240
---------------------------------------     ----------------------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

      6500 Mineral Drive
      Coeur d'Alene, Idaho                       83815-8788
----------------------------------------    ----------------------
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
                         ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding July 30, 1999
----------------------------         --------------------------
   Common stock, par value                66,683,965 shares
      $0.25 per share

             Hecla Mining Company and Subsidiaries

                           Form 10-Q

              For The Quarter Ended June 30, 1999


                           I N D E X*

                                                              PAGE
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - June 30,
             1999 and December 31, 1998                         3

           - Consolidated Statements of Operations
             and Comprehensive Income (Loss) - Three
             Months and Six Months Ended June 30,
             1999 and 1998                                      4

           - Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 1999 and 1998                5

           - Notes to Consolidated Financial Statements         6

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations     19


PART II. - Other Information

    Item 1 - Legal Proceedings                                 44

    Item 4 - Annual Meeting of Shareholders                    49

    Item 6 - Exhibits and Reports on Form 8-K                  50










*Items omitted are not applicable.

                 Part I - Financial Information
              Hecla Mining Company and Subsidiaries
             Consolidated Balance Sheets (unaudited)
                (In thousands, except share data)

                                                       June 30,    December 31,
                                                         1999         1998
                                                     ------------- ------------

                                ASSETS

Current assets:
 Cash and cash equivalents                              $  11,831    $   2,480
 Accounts and notes receivable                             36,117       25,919
 Income tax refund receivable                                  16        1,087
 Inventories                                               20,640       22,757
 Other current assets                                       1,163        1,251
                                                        ---------    ---------
      Total current assets                                 69,767       53,494
Investments                                                 2,173        3,406
Restricted investments                                      5,914        6,331
Properties, plants and equipment, net                     197,604      178,168
Other noncurrent assets                                    11,178       10,663
                                                        ---------    ---------
      Total assets                                      $ 286,636    $ 252,062
                                                        =========    =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                  $  17,021    $  12,172
 Accrued payroll and related benefits                       3,501        2,852
 Preferred stock dividends payable                          2,013        2,012
 Accrued taxes                                                941          772
 Accrued reclamation and closure costs                      6,912        6,537
                                                        ---------    ---------
      Total current liabilities                            30,388       24,345
Deferred income taxes                                         300          300
Long-term debt                                             48,503       42,923
Accrued reclamation and closure costs                      20,407       23,216
Other noncurrent liabilities                               10,107        9,542
                                                        ---------    ---------
      Total liabilities                                   109,705      100,326
                                                        ---------    ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value,
 authorized 5,000,000 shares, issued
 and outstanding - 2,300,000 shares,
 liquidation preference $117,012                              575          575
Common stock, $0.25 par value,
 authorized 100,000,000 shares;
 issued 1999 - 66,746,075;
 issued 1998 - 55,166,728                                  16,687       13,792
Capital surplus                                           399,966      374,017
Accumulated deficit                                      (233,682)    (230,493)
Accumulated other comprehensive loss                       (5,229)      (5,269)
Less stock held by grantor trust;
 1999 - 132,290 shares, 1998 - 0 shares                      (500)         - -
Less treasury stock, at cost;
 1999 and 1998 - 62,110 shares                               (886)        (886)
                                                        ---------    ---------
      Total shareholders' equity                          176,931      151,736
                                                        ---------    ---------
      Total  liabilities and shareholders' equity       $ 286,636    $ 252,062
                                                        =========    =========


 The accompanying notes are an integral part of the consolidated financial statements.

                               -3-

                   Hecla Mining Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)
      (Dollars and shares in thousands, except for per-share amounts)

                                                         Three Months Ended                 Six Months Ended
                                                    -----------------------------   -----------------------------
                                                    June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                    -------------   -------------   -------------   -------------
Sales of products                                     $  46,058       $  45,655       $  87,716       $  85,784
                                                      ---------       ---------       ---------       ---------
Cost  of  sales and other direct production costs        35,081          36,487          66,427          67,014
Depreciation,  depletion and amortization                 5,892           5,048          11,944          10,174
                                                      ---------       ---------       ---------       ---------
                                                         40,973          41,535          78,371          77,188
                                                      ---------       ---------       ---------       ---------
Gross profit                                              5,085           4,120           9,345           8,596
                                                      ---------       ---------       ---------       ---------
Other operating expenses:
 General and administrative                               1,802           2,136           3,813           4,277
 Exploration                                              1,018           1,136           2,180           1,952
 Depreciation and amortization                               81              99             173             193
 Provision for closed operations and
   environmental matters                                    343              72             610             131
                                                      ---------       ---------       ---------       ---------
                                                          3,244           3,443           6,776           6,553
                                                      ---------       ---------       ---------       ---------
Income from operations                                    1,841             677           2,569           2,043
                                                      ---------       ---------       ---------       ---------
Other income (expense):
 Interest and other income                                1,823           1,403           2,519           3,937
 Miscellaneous expense                                     (282)            (94)           (831)           (651)
 Gain on investments                                        - -           1,155             - -           1,241
 Interest expense:
   Interest costs                                          (958)           (865)         (1,882)         (1,605)
   Less amount capitalized                                  - -             317             - -             588
                                                      ---------       ---------       ---------       ---------
                                                            583           1,916            (194)          3,510
                                                      ---------       ---------       ---------       ---------
Income before income taxes and cumulative effect
  of  change  in accounting principle                     2,424           2,593           2,375           5,553
Income tax benefit (provision)                              (89)            403            (154)            290
                                                      ---------       ---------       ---------       ---------
Income before cumulative effect of change in
 accounting principle                                     2,335           2,996           2,221           5,843
Cumulative effect of change in accounting principle,
 net of income tax                                          - -             - -          (1,385)            - -
                                                      ---------       ---------       ---------       ---------
Net income                                                2,335           2,996             836           5,843
Preferred stock dividends                                (2,013)         (2,013)         (4,025)         (4,025)
                                                      ---------       ---------       ---------       ---------
Income (loss) applicable to common shareholders             322             983          (3,189)          1,818
                                                      ---------       ---------       ---------       ---------
Other comprehensive income, net of income tax:
    Unrealized holding gains on securities                   23              61              40              42
                                                      ---------       ---------       ---------       ---------
Other comprehensive income                                   23              61              40              42
                                                      ---------       ---------       ---------       ---------
Comprehensive income (loss) applicable to
 common shareholders                                  $     345       $   1,044       $  (3,149)      $   1,860
                                                      =========       =========       =========       =========
Basic and diluted income (loss) per common share
 before cumulative effect of change in
 accounting principle                                 $    0.01       $    0.02       $   (0.04)      $    0.03
 Cumulative effect of change in accounting
   principle                                                - -             - -           (0.02)            - -
                                                      ---------       ---------       ---------       ---------
Basic  and  diluted income (loss) per common share    $    0.01       $    0.02       $   (0.06)      $    0.03
                                                      =========       =========       =========       =========
Cash dividends per common share                       $     - -       $     - -       $     - -       $     - -
                                                      =========       =========       =========       =========
Weighted average number of common
 shares outstanding                                      60,687          55,102          57,944          55,098
                                                      =========       =========       =========       =========

 The accompanying notes are an integral part of the consolidated financial statements.

                                    -4-

              Hecla Mining Company and Subsidiaries
        Consolidated Statements of Cash Flows (Unaudited)
                         (In thousands)

                                                                           Six Months Ended
                                                                    ------------------------------
                                                                    June 30, 1999     June 30, 1998
                                                                    -------------     -------------
Operating activities:
 Net income                                                            $   836           $ 5,843
 Noncash elements included in net income:
  Depreciation, depletion and amortization                              12,117            10,367
  Cumulative effect of change in accounting principle                    1,385               - -
  Gain on disposition of properties,
   plants and equipment                                                 (1,347)           (2,326)
  Gain on sale of investments                                              - -            (1,241)
  Provision for reclamation and closure costs                              463               287
 Change in assets and liabilities net of effects from
   purchase of Monarch Resources Investments Limited:
  Accounts and notes receivable                                         (9,214)          (10,252)
  Income tax refund receivable                                           1,071              (294)
  Inventories                                                            3,075             3,027
  Other current and noncurrent assets                                     (394)           (1,605)
  Accounts payable and accrued expenses                                     41               671
  Accrued payroll and related benefits                                     649               907
  Accrued taxes                                                            169               163
  Accrued reclamation and closure costs and
   other noncurrent liabilities                                         (2,421)           (4,149)
                                                                       -------           -------
 Net cash provided by operating activities                               6,430             1,398
                                                                       -------           -------
Investing activities:
 Purchase of Monarch Resources Investments Limited,
  net of cash acquired                                                  (9,183)              - -
 Additions to properties, plants and equipment                          (4,617)          (10,437)
 Proceeds from disposition of properties,
  plants and equipment                                                   1,687             3,506
 Proceeds from sale of investments                                         311             1,241
 Decrease in restricted investments                                        417               719
 Purchase of investments and change in cash
  surrender value of life insurance, net                                    37              (641)
 Other, net                                                                (43)                2
                                                                       -------           -------
Net cash used by investing activities                                  (11,391)           (5,610)
                                                                       -------           -------
Financing activities:
 Common stock issued under stock and stock option plans                     20                54
 Common stock issuance, net of offering costs                           11,860               - -
 Preferred stock dividends                                              (4,025)           (4,025)
 Borrowings, net of repayments, against cash surrender
  value of life insurance                                                  925               - -
 Borrowings on long-term debt                                           38,040            26,500
 Repayments on long-term debt                                          (32,508)          (16,003)
                                                                       -------           -------
Net cash provided by financing activities                               14,312             6,526
                                                                       -------           -------
Net increase in cash and cash equivalents                                9,351             2,314
Cash and cash equivalents at beginning of period                         2,480             3,794
                                                                       -------           -------
Cash and cash equivalents at end of period                             $11,831           $ 6,108
                                                                       =======           =======


 The accompanying notes are an integral part of the consolidated financial statements.

                               -5-

              Hecla Mining Company and Subsidiaries

           Notes to Consolidated Financial Statements


Note 1. The notes to the consolidated financial statements as of December 31, 1998, as set forth in Hecla Mining Company's 1998 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. For additional information, please refer to such notes.

Note 2. The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature with the exception of an adjustment recognized for the cumulative effect of a change in accounting principle as described in Note 6. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet referenced in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the net income
          (loss) or accumulated deficit as previously reported.

Note 3. On June 25, 1999, Hecla acquired from Monarch Resources Limited all of the outstanding stock of Monarch Resources Investments Limited, or MRIL, a Bermuda company, as well as two subsidiaries owned by MRIL. MRIL's principal assets include the La Camorra gold mine, located in Bolivar State in Venezuela, and the El Salidillo silver exploration property located in the Durango region of Mexico. The acquisition price of $25.0 million consisted of $9.0 million in cash and 6,700,250 Hecla common shares which are subject to certain trading restrictions.

               The acquisition of MRIL has been accounted for as a purchase and, accordingly, Hecla's consolidated financial statements include the financial position, results of operations, and cash flows of MRIL prospectively from June 25, 1999. Approximately $20.0 million of the total purchase price has been allocated to the mineral properties at La Camorra and will be

              Hecla Mining Company and Subsidiaries


          amortized on a units-of-production basis over the La Camorra mine life.

Note 4.        The components of the income tax provision
          (benefit) for the six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                1999      1998
                                               ------    ------
          Current:
             State income taxes                $  135    $  181
             Federal income taxes                 - -      (517)
             Foreign income taxes                  19        46
                                               ------    ------
                Total                          $  154    $ (290)
                                               ======    ======

               Hecla's income tax provision (benefit) for the first half of 1999 and 1998 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability of net operating losses.

Note 5.   Inventories consist of the following (in thousands):

                                              June 30,   Dec. 31,
                                               1999        1998
                                             ---------   --------
          Concentrates, bullion, metals
             in transit and other products   $  4,588    $  3,879
          Industrial mineral products           6,738      10,240
          Materials and supplies                9,314       8,638
                                             --------    --------
                                             $ 20,640    $ 22,757
                                             ========    ========

Note 6. In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" was issued. SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. Hecla adopted SOP 98-5 effective as of January 1, 1999. The impact of this change in accounting principle related to unamortized start-up costs associated with Hecla's 29.7% ownership interest in the Greens Creek mine. SOP 98-5 requires that these costs be expensed as incurred whereas Hecla's previous policy was to capitalize these costs. The $1.4 million cumulative effect of this change in accounting principle is included in the consolidated

              Hecla Mining Company and Subsidiaries


          statement of operations for the six months ended
          June 30, 1999.

Note 7.   Contingencies

          - Bunker Hill

               In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site. As of June 30, 1999, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $4.6 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla plans to reassess its obligations under the consent decree as new information is developed during 1999. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

               Coeur d'Alene River Basin Natural Resource Damage
          Claims

          - Coeur d'Alene Tribe Claims

               In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against Hecla and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the tribe alleges some ownership or control. Hecla answered the tribe's complaint denying liability for natural resource damages (NRD). In October 1996, following a court imposed four-year suspension of the proceeding, the tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below for discovery and other limited pretrial purposes.

              Hecla Mining Company and Subsidiaries


          - U.S. Government Claims

               In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including Hecla. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in northern Idaho for which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that Hecla and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. Hecla answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activities in the Basin which contributed to the releases and damages alleged by the United States. Hecla believes it also has a number of defenses to the United States' claims.

               On September 30, 1998, the Federal District
          Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. Summary judgment motions related to 1) the extent of federal trusteeship over natural resources in the Basin and 2) a constitutional challenge to the retroactive application of Superfund liability at the site are currently pending before the Federal District Court.

              Hecla Mining Company and Subsidiaries


               In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

          - State of Idaho Claims

               In March 1996, Hecla entered into an
          agreement with the State of Idaho pursuant to which Hecla agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a state trustees group. In return, the state agreed not to sue Hecla for damage to natural resources for which the state is a trustee for a period of five years, to pursue settlement with Hecla of the state's NRD claims and to grant Hecla credit against any such state claims for all expenditures made under the Idaho agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

               At June 30, 1999, Hecla's accrual for
          remediation activity in the Basin, not including the Bunker Hill site, totaled approximately $0.2 million. These expenditures are anticipated to be expended during 1999. Depending on the results of the aforementioned lawsuits, it is reasonably possible that Hecla's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

               In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered

              Hecla Mining Company and Subsidiaries


          into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer is providing Hecla with a partial defense in all Basin environmental litigation. As of June 30, 1999, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          Other Claims

               On October 22, 1998, Hecla and certain
          affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29.6 billion for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. Hecla has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. The primary carrier has denied coverage. Hecla is currently investigating the advisability of seeking court enforcement of the carrier's coverage obligations under the policies. Hecla has retained outside counsel to defend Hecla. Based on a prior health risk assessment completed for the operation as required by the State of California and a preliminary review with outside legal counsel of the allegations in the complaint as it relates to the historical operations of Hecla and its predecessors at the Cactus Gold mine, Hecla believes the allegations are without merit.

               In 1997, Hecla's subsidiary, Kentucky-
          Tennessee Clay, terminated shipments of 1% of annual ball clay

              Hecla Mining Company and Subsidiaries


          production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $8.0 million in claims to date. Although the outcome cannot be assured, Hecla believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

               Hecla is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial condition of the Company. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in future periods.

Note 8. At June 30, 1999, there was $25.0 million outstanding under Hecla's $55.0 million bank agreement classified as long-term debt. On May 7, 1999, Hecla amended its bank agreement. Under the revised terms of the bank agreement, the amount available to borrow will remain at $55.0 million, subject to certain limitations. On June 25, 1999, Hecla entered into a first amendment to the bank agreement which provided for the waiver of certain restrictive covenants, allowing Hecla to enter into a project financing facility to acquire MRIL, as discussed below. Hecla was in compliance with all restrictive covenants pursuant to the bank agreement as of June 30, 1999. Hecla also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of June 30, 1999. The amount available to borrow under the bank agreement is reduced by the $9.8 million principal amount of these bonds.
          At June 30, 1999, the Company had the ability to borrow an additional $20.2 million under the bank agreement.

               On June 25, 1999, Hecla's newly acquired, wholly owned subsidiary, MRIL, entered into a credit agreement

              Hecla Mining Company and Subsidiaries


          to provide project financing of up to $11.0 million nonrecourse to Hecla to finance the acquisition of MRIL. MRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the newly acquired La Camorra mine. MRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. MRIL borrowed $10.5 million pursuant to the terms of the project financing agreement, which is repayable in nine semiannual payments beginning June 30, 2000. At
          June 30, 1999, MRIL had outstanding pursuant to the project financing agreement $10.5 million principal amount. In connection with the project financing agreement, as of June 25, 1999, Hecla entered into a subordinated loan agreement which provided a $3.0 million zero coupon loan, subordinate to Hecla's existing $55.0 million credit agreement, repayable in three annual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at June 30, 1999. The terms of the subordinated loan agreement provide that Hecla must maintain compliance with the financial covenants of Hecla's $55.0 million credit agreement. The interest rates in the subordinated loan agreement and the project financing agreement are based on the London Interbank Offered Rates. Additionally, MRIL sold forward 306,045 ounces of gold on a quarterly basis over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce, and as a portion of the sale entered into an agreement specifying a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding volume of the above forward sales, commencing June 2000.

Note 9. The following table presents a reconciliation of the numerators (net income (loss)) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at income (loss) applicable to common shareholders for the three months and six months ended June 30, 1999 and 1998 in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per share amounts).

              Hecla Mining Company and Subsidiaries

                                                  Three Months Ended June 30,
                                  -----------------------------------------------------------
                                              1999                        1998
                                  ----------------------------   ----------------------------
                                     Net             Per-Share      Net             Per-Share
                                   Income    Shares    Amount     Income    Shares    Amount
                                  -------    ------    ------    -------    ------    ------
Net income before preferred
 stock dividends                  $ 2,335                        $ 2,996
Less:  Preferred
 stock dividends                   (2,013)                        (2,013)
                                  -------                        -------
Basic income applicable to
 common shareholders                  322    60,687    $ 0.01        983    55,102    $ 0.02
Effect of dilutive
 securities                           - -       - -       - -        - -        10       - -
                                  -------    ------    ------    -------    ------    ------
Diluted income applicable
 to common shareholders           $   322    60,687    $ 0.01    $   983    55,112    $ 0.02
                                  =======    ======    ======    =======    ======    ======

                                                    Six Months Ended June 30,
                                  -----------------------------------------------------------
                                             1999                             1998
                                  ----------------------------   ----------------------------
                                     Net             Per-Share      Net             Per-Share
                                   Income    Shares    Amount     Income    Shares    Amount
                                  -------    ------    ------    -------    ------    ------

Net income before preferred
 stock dividends                  $   836                        $ 5,843
Less:  Preferred
 stock dividends                   (4,025)                        (4,025)
                                  -------                        -------
Basic income (loss) applicable
 to common shareholders            (3,189)   57,944   $ (0.06)     1,818    55,098    $ 0.03
Effect of dilutive
 securities                           - -       - -       - -        - -       - -       - -
                                  -------    ------   -------    -------    ------    ------

Diluted income (loss) applicable
 to common shareholders           $(3,189)   57,944   $ (0.06)   $ 1,818    55,098    $ 0.03
                                  =======    ======   =======    =======    ======    ======

               These calculations of diluted earnings per share for the three months and six months ended June 30, 1999 and 1998 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of June 30, 1999 and 1998, as their exercise would be antidilutive, as follows:

                Three Months Ended         Six Months Ended
               ---------------------    -----------------------
                     June 30,                 June 30,
                  1999       1998          1999        1998
               ---------- ----------    ----------  ----------

               2,316,000   1,198,000    2,316,000   1,678,500

               The calculations of diluted earnings per share for the three and six months ended June 30, 1999, also

              Hecla Mining Company and Subsidiaries


          exclude 1,603,988 warrants to purchase common stock, as their exercise would be antidilutive.

Note 10. In March 1999, Hecla issued 155,955 shares of its common stock realizing proceeds of approximately $478,000, net of issuance costs of approximately $22,000. In May 1999, Hecla issued 4,582,852 shares of its common stock realizing proceeds of approximately $11.4 million, net of approximately $0.6 million of issuance costs. In connection with the shares sold in May, Hecla issued 1,603,998 warrants to purchase Hecla common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of (i) $3.19 and (ii) 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. These warrants are exercisable until May 11, 2002. Shares of both equity offerings were sold under Hecla's existing Registration Statement on Form S-3 which provides for the issuance of up to $100.0 million of equity and debt securities. Hecla used the net proceeds for general corporate purposes including repayment of indebtedness under the existing $55.0 million bank credit agreement.

Note 11. Hecla has a nonqualified deferred compensation plan which permits eligible officers, directors, and key employees to defer a portion of their compensation. In November 1998, Hecla amended the plan to permit participants to irrevocably transfer all or a portion of their deferred compensation amounts into a Hecla common stock account to be held in trust until distribution. As of June 30, 1999, a total of 132,290 shares of Hecla's common stock are held in the grantor trust. Shares held in the grantor trust are valued at fair value at the time of issuance, are recorded in the contra equity account "Stock held by grantor trust," and are legally outstanding for registration purposes and dividend payments. The shares held in the grantor trust are considered outstanding for purposes of calculating earnings (loss) per share.

Note 12. During the first quarter of 1999, Hecla sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33.
          Hecla received a premium of $460,000 for the sale of

              Hecla Mining Company and Subsidiaries


          the call options. These contracts are designed to provide some price protection, to the extent of the amount of the premium received, in the event of a decline in the price of silver. They also limit the maximum price Hecla may receive for a portion of Hecla's silver production to the strike price of the call options plus the premium received. The options are considered to be held for trading purposes, and as such the premiums received are deferred until the expiration of the contract or exercise of the option contract by the counterparties. Due to the trading nature of the option contracts, Hecla recognizes, in revenue, a mark to market adjustment at the end of each reporting period for the change in the fair value of the remaining outstanding option contracts. During the first six months of 1999, Hecla recognized $183,000 of revenue from these call options based upon a mark to market adjustment as of June 30, 1999. During the second quarter of 1999, Hecla recognized a $24,000 loss from these call options based upon a mark to market adjustment as of June 30, 1999. Also in the second quarter of 1999, contracts for 450,000 ounces expired and Hecla recognized an additional $29,000 of revenue from the expired contracts.

Note 13. Hecla is organized and managed primarily on the basis of the principal products being produced from its eleven operating units. Three of the operating units have been aggregated into the Metals-Gold segment, two of the operating units have been aggregated into the Metals-Silver segment, and six operating units have been combined to form the Industrial Minerals segment. General corporate activities not associated with operating units as well as idle properties are presented as Other.

              Hecla Mining Company and Subsidiaries

               The tables below present information about reportable segments for the three months and six months ended June 30 (in thousands):


                                                Three Months Ended          Six Months Ended
                                              ----------------------      --------------------
                                                    June 30,                    June 30,
                                                1999         1998           1999       1998
                                              ---------    ---------      ---------  ---------
     Net sales to unaffiliated customers:
       Metals-Gold                            $  5,600     $  8,375       $ 11,991   $ 17,630
       Metals-Silver                            11,790        9,914         24,359     20,036
       Industrial Minerals                      28,668       27,366         51,366     48,118
                                              --------     --------       --------   --------
                                              $ 46,058     $ 45,655       $ 87,716   $ 85,784
                                              ========     ========       ========   ========

                                                Three Months Ended          Six Months Ended
                                              ----------------------      --------------------
                                                     June 30,                   June 30,
                                                1999         1998           1999       1998
                                              ---------    ---------      ---------  ---------
     Income (loss) from operations:
       Metals-Gold                            $   (763)    $    556       $ (1,175)  $  1,913
       Metals-Silver                               784         (376)         1,659        (77)
       Industrial Minerals                       4,046        2,804          6,681      4,808
       Other                                    (2,226)      (2,307)        (4,596)    (4,601)
                                              --------     --------       --------   --------
                                              $  1,841     $    677       $  2,569   $  2,043
                                              ========     ========       ========   ========

               The table below presents identifiable assets by reportable segment as of June 30, 1999, and December 31, 1998 (in thousands):

                                         June  30,   December 31,
                                           1999         1998
                                         ---------   ------------

     Identifiable assets:
       Metals-Gold(1)                    $  61,518    $  23,808
       Metals-Silver                       124,373      127,499
       Industrial Minerals                  76,295       71,593
       Other                                24,450       29,162
                                         ---------    ---------
                                         $ 286,636    $ 252,062
                                         =========    =========

      (1) Includes assets of La Camorra mine acquired June 25, 1999.

Note 14.       In June 1998, Statement of Financial Accounting
          Standards No. 133, "Accounting for Derivative
          Instruments and Hedging Activities" was issued.  SFAS
          133 establishes accounting and reporting standards for

              Hecla Mining Company and Subsidiaries


          derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Hecla is presently evaluating the effect the adoption of this standard will have on Hecla's financial condition, results of operations, and cash flows.

              Hecla Mining Company and Subsidiaries


Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Introduction
          ------------

               Hecla Mining Company is involved in the
          exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the current metals price environment, Hecla's industrial minerals segment has been a significant contributor to overall revenues, including 59% of total revenue during the first six months of 1999. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

               Except for the historical information
          contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including:

               - the timely development of existing properties and reserves and future projects,

               -    the impact of metal prices and metal
                    production volatility,

               - changing market conditions and the regulatory environment, and

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

               On June 25, 1999, Hecla completed its
          acquisition of Monarch Resources Investments Limited, or MRIL, which was treated as a purchase for financial statement and accounting purposes. The $25.0 million purchase price consisted of $9.0 million in cash and 6,700,250 Hecla common shares. In addition, MRIL's seller, Monarch Resources Limited, will receive a royalty payment on future production from purchased assets that exceed the current resource. MRIL's significant assets include the La Camorra gold mine in Venezuela and the El Salidillo silver exploration property in Mexico. Hecla has temporarily discontinued production at the La Camorra mine to construct a new tailings impoundment and to perform additional mine development. Hecla currently anticipates that production will resume in the fourth quarter of 1999. In order to finance the acquisition and anticipated capital expenditures at La Camorra, a project-financed credit facility was secured for $11.0 million, of which $10.5 million was advanced at June 30, 1999. In addition, $3.0 million was borrowed under a subordinate note to fund the acquisition.

               In the first six months of 1999, Hecla
          produced approximately 55,000 ounces of gold compared to approximately 67,000 ounces of gold production in the first six months of 1998. The following table displays the actual gold production (in ounces) by operation for the six months ended June 30, 1999 and 1998, projected gold production for the year ending December 31, 1999, and actual gold production for the year ended December 31, 1998:

              Hecla Mining Company and Subsidiaries


                Actual      Actual     Projected         Actual
               June 30,    June 30,     Dec. 31,        Dec. 31,
Operation        1999        1998          1999           1998
---------      --------    --------   ---------------   --------

Rosebud          33,000      32,000     58,000-60,000     65,000
Greens Creek     13,000       8,000     21,000-23,000     18,000
La Camorra (1)      - -         - -     16,000-18,000        - -
La Choya (2)      8,000      23,000            11,000     40,000
Other sources     1,000       4,000             1,000      4,000
               --------    --------   ---------------   --------
Totals           55,000      67,000   107,000-113,000    127,000
               ========    ========   ===============   ========

         (1) Production is anticipated to resume during the fourth quarter of 1999 at the La Camorra mine.

         (2)   Mining at La Choya was completed in December
               1998. Gold production in 1999 is from residual recoveries from the heap leach pads.

               In the first six months of 1999, the Company produced approximately 3.7 million ounces of silver compared to the first six months of 1998 silver production of 3.2 million ounces. The following table displays the actual silver production (in ounces) by operation for the six months ended June 30, 1999 and 1998, projected silver production for the year ending December 31, 1999, and actual silver production for the year ended December 31, 1998 (in thousands):

                Actual      Actual      Projected        Actual
               June 30,    June 30,      Dec. 31,       Dec. 31,
Operation        1999        1998          1999           1998
---------      --------    --------   ---------------   --------

Lucky Friday      2,159       1,817     4,250-4,500        4,137
Greens Creek      1,481       1,279     2,750-2,900        2,824
Rosebud              81         122         160-170          278
Other sources         1           4               2            6
               --------    --------   -------------     --------
Totals            3,722       3,222     7,162-7,572        7,245
               ========    ========   =============     ========

               In 1998, Hecla shipped approximately
          1,005,000 tons of product from the Kentucky-Tennessee Clay group, including ball clay, kaolin, and feldspar. Hecla's shipments of industrial minerals are expected to increase in 1999 to approximately 1,101,000 tons. During the first six months of 1999, Hecla shipped

              Hecla Mining Company and Subsidiaries


          approximately 51,000 tons of specialty aggregates from the Colorado Aggregate division of our subsidiary MWCA, and approximately 719,000 cubic yards of landscape material from the Mountain West Products division of MWCA. In order to provide funds for possible metals and other industrial minerals expansion, as well as to reduce indebtedness, Hecla has decided to attempt to sell MWCA. Hecla anticipates closing on a sales transaction in the second half of 1999, although there can be no assurance that Hecla will be successful.

          Results of Operations
          ---------------------

          First Six Months 1999 Compared to First Six Months 1998
          -------------------------------------------------------

               Hecla recorded income before the cumulative effect of a change in accounting principle of approximately $2.2 million, or $0.04 per common share, in the first six months of 1999 compared to net income of approximately $5.8 million, or $0.11 per common share, in the same period of 1998. After recognizing a $1.4 million charge from an accounting change to write off unamortized start-up costs associated with the Greens Creek mine, and after $4.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock, Hecla's loss applicable to common shareholders for the first six months of 1999 was approximately $3.2 million, or $0.06 per common share, compared to income of $1.8 million, or $0.03 per common share, in the comparable 1998 period. The change in income (loss) applicable to common shareholders during 1999 was attributable to a variety of factors, the most significant which are discussed below.

               Depreciation, depletion, and amortization increased $1.8 million, or 17%, from the first six months of 1998 to the first six months of 1999 principally due to:

               - increased depreciation at the La
                 Choya mine ($0.9 million), the result of depreciating costs associated with the La Choya pit expansion completed in 1998,

               - increased depreciation at the
                 Lucky Friday mine ($0.5 million) due to
                 increased production in the 1999 period, and

              Hecla Mining Company and Subsidiaries


               - increased depreciation at the
                 Greens Creek mine ($0.5 million) due to
                 increased production in the 1999 period.

               Interest and other income decreased
          approximately $1.4 million, from $3.9 million in the 1998 period to $2.5 million in the 1999 period. The decrease in 1999 was principally the result of a nonrecurring 1998 gain of $2.3 million on sale of land located near Hecla's corporate headquarters in Coeur d'Alene, Idaho, partly offset by a $1.3 million gain on the sale of the corporate airplane in 1999.

               The cumulative effect of change in accounting principle totaled $1.4 million in 1999, due to the write off of unamortized start-up costs relating to Hecla's 29.7% ownership interest in the Greens Creek mine. The adjustment was the result of application of Statement of Position No. 98-5, "Accounting for Start-up Activities."

               Gain on investments decreased $1.2 million as a result of the sale of Metaline Contact Mine stock in 1998 which was nonrecurring in 1999.

               Interest expense, net of amounts capitalized increased $0.9 million in the first six months of 1999 as compared to the same period in 1998. The $0.9 million increase was the result of decreased capitalized interest of $0.6 million, associated with the Lucky Friday expansion project in 1998, and increased interest expense under Hecla's bank loan ($0.3 million), as a result of higher borrowings in the 1999 period.

               Hecla's provision for closed operations and environmental matters increased $0.5 million, from $0.1 million in the first six months of 1998 to $0.6 million in the 1999 period. The increase resulted principally from expenditures for technical studies and legal costs associated with the Coeur d'Alene River Basin area. For further information on the Coeur d'Alene River Basin area, see Item 3, "Legal Proceedings" of this Form 10-Q.

              Hecla Mining Company and Subsidiaries


               Exploration expense increased $0.2 million, or 12%, during the first six months of 1999 as compared to the same period of 1998 principally due to increased expenditures at the Cacique property in Chile ($0.4 million) and increased expenditures in Mexico ($0.2 million). These increases were partly offset by decreased expenditures at other South American targets ($0.3 million).

               Income tax expense increased $0.5 million from a benefit of $0.3 million in the first six months of 1998 to a provision of $0.2 million in the comparable 1999 period. The benefit in 1998 related to the carryback of certain 1998 expenditures to reduce U.S. income taxes previously provided, partly offset by a provision for state income taxes. The provision in 1999 primarily represents a provision for state income taxes.

               Cost of sales and other direct production costs decreased approximately $0.6 million, or 1%, from the first six months of 1998 to the comparable 1999 period primarily due to:

               - decreased cost of sales at the
                 La Choya mine ($2.7 million) due to completion of mining in December 1998,

               - decreased cost of sales at the
                 Greens Creek mine ($2.0 million) principally due to the timing of concentrate shipments,

               - elimination of cost of sales
                 at the American Girl mine ($0.6 million) due to final gold sales in 1998,

               - decreased cost of sales at the Rosebud mine ($0.4 million)
                 due to decreased tons mined and milled,

               - increased cost of sales at the industrial minerals segment
                 ($1.6 million) associated with increased sales of $3.2 million, and

               - increased cost of sales at the Lucky Friday mine ($3.6
                 million) due to increased production.

              Hecla Mining Company and Subsidiaries


               Cost of sales and other direct production costs as a percentage of sales from products decreased from 78% in the first six months of 1998 to 76% in the comparable 1999 period. The decrease was principally a result of improved margins in the silver and industrial minerals segments, partly offset by decreased margins in the gold segment.

               Sales of products increased by approximately
          $1.9 million, or 2%, in the first six months of 1999 as compared to the same period in 1998 primarily due to:

               - increased sales totaling
                 approximately $4.3 million from silver
                 operations primarily as a result of increased production and sales,

               - increased sales totaling
                 approximately $3.2 million from Hecla's
                 industrial minerals segment principally the result of increased shipments at both the K-T
                 Clay group and the MWCA group, and

               - decreased sales of $5.6
                 million from gold operations principally a result of completion of mining operations at the La Choya mine in December 1998.

               The following table compares the average metal prices for the first six months of 1999 with the comparable 1998 period:

        Metal                     1999      1998    $ Change   % Change
   ----------------              ------    ------   --------   ---------

   Gold-Realized ($/oz.)          $ 294    $ 303     $   (9)      (3)%
   Gold-London Final ($/oz.)        280      297        (17)      (6)
   Silver-Handy & Harman ($/oz.)   5.23     5.97      (0.74)     (12)
   Lead-LME Cash (cents/pound)    0.232    0.246     (0.014)      (6)
   Zinc-LME Cash (cents/pound)    0.457    0.480     (0.023)      (5)

               Cash operating and total cash cost per gold ounce decreased from $170 and $181 for the first six months of 1998 to $160 and $173 for the first six months of 1999, respectively. The decreases in the cash operating and total cash cost per gold ounce were primarily attributable to a greater share of 1999 production coming from the lower cost Rosebud mine. Total production costs per gold ounce increased from $239 per ounce in 1998 to $273 per ounce in 1999. The

              Hecla Mining Company and Subsidiaries


          increase in the total production cost per gold ounce was attributable to increased depreciation charges associated with the La Choya pit expansion that was completed in 1998.

               Cash operating, total cash, and total
          production cost per silver ounce decreased from $4.06, $4.06 and $5.53 in the first six months of 1998 to $3.73, $3.73, and $5.29 in the first six months of 1999, respectively. The decreases in the cost per silver ounce are due primarily to positive impacts of increased by-product production, as well as increased silver production, partly offset by lower by-product metal prices. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Three Months Ended June 30, 1999 Compared to
          --------------------------------------------
                Three Months Ended June 30, 1998
                --------------------------------

               Hecla recorded net income of approximately
          $2.3 million, or $0.04 per common share, in the second quarter of 1999 compared to net income of approximately $3.0 million, or $0.05 per common share, in the same period of 1998. After $2.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock, Hecla's income applicable to common shareholders for the second quarter of 1999 was approximately $0.3 million, or $0.01 per common share, compared to income of $1.0 million, or $0.02 per common share, in the comparable 1998 period. The change in income applicable to common shareholders during 1999 was attributable to a variety of factors, the most significant which are discussed below.

               Gain on investments decreased $1.2 million as a result of the sale of Metaline Contact Mine stock in 1998 which was nonrecurring in 1999.

               Depreciation, depletion, and amortization increased $0.8 million, or 17%, from the second quarter of 1998 to the second quarter of 1999 principally due to:

              Hecla Mining Company and Subsidiaries


               - increased depreciation at the
                 Lucky Friday mine ($0.3 million) due to
                 increased production in the 1999 period,

               - increased depreciation at the
                 La Choya mine ($0.3 million), the result of depreciating costs associated with the La Choya pit expansion completed in 1998, and

               - increased depreciation at the
                 Greens Creek mine ($0.2 million) due to
                 increased production in the 1999 period.

               Income taxes changed by $0.5 million from a tax benefit of approximately $0.4 million in 1998 to an approximate $0.1 million tax provision in 1999. The benefit in 1998 related to the carryback of certain 1998 expenditures to reduce U.S. income taxes previously provided, partly offset by a provision for various state income taxes. The 1999 provision primarily represents a provision for state income taxes.

               Interest expense, net of amounts capitalized increased $0.4 million in the second quarter of 1999 as compared to the second quarter of 1998. The $0.4 million increase was the result of decreased capitalized interest of $0.3 million, associated with the Lucky Friday expansion project in 1998, and increased interest expense under Hecla's bank loan ($0.1 million), as a result of higher borrowings in the 1999 period.

               Hecla's provision for closed operations and environmental matters increased $0.2 million, from approximately $0.1 million in the second quarter of 1998 to $0.3 million in the 1999 period. The increase resulted principally from expenditures for technical studies and legal costs associated with the Coeur d'Alene River Basin area. For further information on the Coeur d'Alene River Basin area, see Item 3, "Legal Proceedings" of this Form 10-Q.

               Sales of products increased by approximately
          $0.4 million, or 1%, in the second quarter of 1999 as compared to the same period in 1998 primarily due to:

              Hecla Mining Company and Subsidiaries


               - increased sales totaling
                 approximately $1.9 million from silver
                 operations primarily as a result of increased production and shipments,

               - increased sales totaling
                 approximately $1.3 million from Hecla's
                 industrial minerals segment principally the result of increased shipments at both the K-T
                 Clay group and the MWCA group, and

               - decreased sales of $2.8
                 million from gold operations principally a result of completion of mining operations at the La Choya mine in December 1998, combined with a lower gold price in the 1999 period.

               The following table compares the average metal prices for the second quarter of 1999 with the comparable 1998 period:

        Metal                       1999       1998      $ Change    % Change
   ----------------                ------     ------     --------    --------

   Gold-Realized ($/oz.)           $  288     $  307     $   (19)       (6)%
   Gold-London Final ($/oz.)          273        300         (27)       (9)
   Silver-Handy & Harman ($/oz.)     5.16       5.71       (0.55)      (10)
   Lead-LME Cash (cents/pound)      0.233      0.248      (0.015)       (6)
   Zinc-LME Cash (cents/pound)      0.463      0.479      (0.016)       (3)


               Interest and other income increased
          approximately $0.4 million, from $1.4 million in the 1998 period to $1.8 million in the 1999 period. The increase in 1999 was principally the result of a 1999 gain of $1.3 million on the sale of Hecla's corporate airplane, partly offset by a nonrecurring 1998 gain on sale of land located near Hecla's Coeur d'Alene office ($0.5 million) and other items totaling $0.4 million.

               Cost of sales and other direct production costs decreased approximately $1.4 million, or 4%, from the second quarter of 1998 to the comparable 1999 period primarily due to:

               - decreased cost of sales at the
                 Greens Creek mine ($1.7 million) principally due to the timing of concentrate shipments,

              Hecla Mining Company and Subsidiaries


               - decreased cost of sales at the
                 La Choya mine ($1.3 million) due to completion of mining in December 1998,

               - decreased cost of sales at the
                 Rosebud mine ($0.3 million) due to decreased tons mined and milled,

               - elimination of cost of sales at the American
                 Girl mine ($0.2 million) due to final gold sales in 1998,

               - increased cost of sales at the
                 industrial minerals segment ($0.3 million) associated with increased sales of $1.3 million, and

               - increased cost of sales at the
                 Lucky Friday mine ($1.9 million) due to
                 increased production and shipments from the Lucky Friday expansion area.

               Cost of sales and other direct production costs as a percentage of sales from products decreased from 80% in the second quarter of 1998 to 76% in the comparable 1999 period. The improvement was principally a result of improved margins in the silver and industrial minerals segments.

               Cash operating and total cash cost per gold ounce decreased from $179 and $192 for the second quarter of 1998 to $163 and $178 for the second quarter of 1999, respectively. The decreases in the cash operating and total cash cost per gold ounce were primarily attributable to a greater share of 1999 production coming from the lower cost Rosebud mine. Total production costs per gold ounce increased from $253 per ounce in 1998 to $277 per ounce in 1999. The increase in the total production cost per gold ounce was attributable to increased depreciation charges associated with the La Choya pit expansion that was completed in 1998.

               Cash operating, total cash, and total
          production cost per silver ounce increased from $3.70, $3.70 and $5.14 in the second quarter of 1998 to $3.75, $3.75, and $5.30 in the second quarter of 1999, respectively. The increases in the cost per silver ounce are due to lower by-product metal prices, partly offset by

              Hecla Mining Company and Subsidiaries


          increased by-product and silver production. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

          Financial Condition and Liquidity
          ---------------------------------

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

               The variability of metals prices requires that Hecla, in assessing the impact of prices on recoverability of its metals segment assets, exercise judgment as to whether price changes are temporary or are likely to persist. Hecla performs a comprehensive evaluation of the recoverability of its assets on a periodic basis. This evaluation includes a review of estimated future net cash flows against the carrying value of Hecla's assets. Moreover, a review is made on a quarterly basis to assess the impact of significant changes in market conditions and other factors. Asset write-downs may occur if Hecla determines that the carrying values attributed to individual assets are not recoverable given reasonable expectations for future production and market conditions.

              Hecla Mining Company and Subsidiaries


               At June 30, 1999, assets totaled
          approximately $287 million and shareholders' equity totaled approximately $177 million. Cash and cash equivalents increased by $9.3 million to $11.8 million at June 30, 1999 from $2.5 million at December 31, 1998.

               During the first six months of 1999,
          approximately $14.3 million of cash was provided by financing activities. The major sources of cash were borrowings of long-term debt of $38.0 million and proceeds from common stock issuances, net of offering costs, of $11.9 million. These sources were partially offset by uses of cash, including repayments of long-term debt of $32.5 million, and payment of preferred stock dividends of $4.0 million.

               Operating activities provided approximately
          $6.4 million of cash during the first half of 1999.
          The primary sources of cash were from Rosebud, Lucky Friday, the industrial minerals segment, and Greens Creek. Significant uses of cash included (1) a $9.2 million increase in accounts and notes receivable principally due to seasonal sales at MWCA, increased sales at the K-T Clay group and timing of shipments and cash receipts at Greens Creek, and (2) $2.4 million for reclamation activities and other noncurrent liabilities. Principal noncash charges included depreciation, depletion, and amortization of approximately $12.1 million, the cumulative effect of change in accounting principle of $1.4 million, and provision for reclamation and closure costs of $0.5 million.

               Hecla's investing activities used $11.4
          million of cash during the first half of 1999. The most significant uses of cash were (1) the purchase of Monarch Resources Investments Limited, net of cash acquired, for $9.2 million, and (2) additions to properties, plants, and equipment totaling $4.6 million, including significant additions at the Noche Buena project of $2.2 million, the Greens Creek mine of $1.3 million, the industrial minerals segment of $0.8 million, and other additions of $0.3 million. These uses of cash were partly offset by (1) proceeds from disposition of properties, plants, and equipment during the first six months of 1999 totaling approximately $1.7 million, principally from sale of the corporate

              Hecla Mining Company and Subsidiaries


          airplane; (2) the release of restricted
          investments ($0.4 million); and (3) proceeds from the sale of investments ($0.3 million).

               Due to declines in the prices of metals that Hecla produces, including gold, silver, lead, and zinc, Hecla has developed and implemented plans to generate and preserve cash during the current low metals price environment. Hecla's plans include marketing for sale its MWCA subsidiary and certain other assets. Hecla has also implemented certain cost cutting measures to reduce operating cash costs. Without improvements in the prices of metals, Hecla anticipates that its history of losses applicable to common shareholders will continue. There can be no assurance that Hecla will be successful in its efforts to sell the MWCA subsidiary and other assets, or in its implementation of additional cost cutting measures.

               Hecla estimates that minimum capital
          expenditures, including capitalized interest, to be incurred during the remainder of 1999 will be approximately $9.4 million. These capital expenditures consist primarily of:

                    Property                   Expenditure
               ------------------             ------------

               La Camorra                     $6.0 million
               Greens Creek (29.7% interest)  $2.1 million
               Industrial minerals segment    $0.9 million
               Other                          $0.4 million

               These planned capital expenditures will
          depend, in large part, on Hecla's ability to obtain the required funds from operating activities, amounts available under its restated bank agreement and the possible issuance of additional equity. There can be no assurance that actual capital expenditures will be as projected based upon the uncertainties associated with the estimates for capital projects, uncertainties associated with possible development projects, and Hecla' ability to generate adequate funding for the projected capital expenditures.

               Hecla's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that the Company's joint

              Hecla Mining Company and Subsidiaries


          venture partners will not default with respect to their portion of development costs and capital expenditures.

               During the first six months of 1999, Hecla continued its feasibility study on the Noche Buena gold project in Mexico. Hecla completed fill-in drilling to 35-meter centers on the core of the deposit as well as step out drilling to expand the deposit. Additional metallurgical testing was also completed during the first half of 1999. However, at the current gold price, Hecla has decided to suspend development of this project. Hecla will reconsider the status of this project when the gold price returns to a higher level although there can be no assurance that Hecla will develop the Noche Buena project.

               Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. During the first half of 1999, in two separate issuances, Hecla sold an aggregate of 4,738,807 shares of common stock realizing proceeds of approximately $11.9 million, net of issuance costs. Additionally, 1,603,998 warrants to purchase Hecla common stock were issued in connection with one of the issuances. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of $3.19 or 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. The warrants are exercisable until May 11, 2002. These equity issuances were sold under the above-described Registration Statement. To date, Hecla has issued $62.2 million of Hecla's common shares under the Registration Statement.

               At June 30, 1999, there was $25.0 million outstanding under Hecla's $55.0 million bank agreement classified as long-term debt. On May 7, 1999, Hecla amended its bank agreement. Under the revised terms of the bank agreement, the amount available to borrow will remain at $55.0 million, subject to certain limitations. On June 25, 1999, Hecla entered into a first amendment to the bank agreement which provided

              Hecla Mining Company and Subsidiaries


          for the waiver of certain restrictive covenants, allowing Hecla to enter into a project financing facility to acquire MRIL, as discussed below. Hecla was in compliance with all restrictive covenants pursuant to the bank agreement as of June 30, 1999. Hecla also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of June 30, 1999. The amount available to borrow under the bank agreement is reduced by the $9.8 million principal amount of these bonds.
          At June 30, 1999, the Company had the ability to borrow an additional $20.2 million under the bank agreement.

               On June 25, 1999, Hecla's newly acquired, wholly owned subsidiary, MRIL, entered into a credit agreement to provide project financing of up to $11.0 million nonrecourse to Hecla to finance the acquisition of MRIL. MRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the newly acquired La Camorra mine. MRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. MRIL borrowed $10.5 million pursuant to the terms of the project financing agreement, which is repayable in nine semiannual payments beginning June 30, 2000. At
          June 30, 1999, MRIL had outstanding pursuant to the project financing agreement $10.5 million principal amount. In connection with the project financing agreement, as of June 25, 1999, Hecla entered into a subordinated loan agreement which provided a $3.0 million zero coupon loan, subordinate to Hecla's existing $55.0 million credit agreement, repayable in three annual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at June 30, 1999. The terms of the subordinated loan agreement provide that Hecla must maintain compliance with the financial covenants of Hecla's $55.0 million credit agreement. The interest rates in the subordinated loan agreement and the project financing agreement are based on the London Interbank Offered Rates. Additionally, MRIL sold forward 306,045 ounces of gold on a quarterly basis over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce, and as a portion of the sale entered into an agreement at a quarterly Gold Lease Rate Swap

              Hecla Mining Company and Subsidiaries


          at a fixed rate of 1.5% on the outstanding volume of the above forward sales, commencing June 2000.

               Exploration expenditures for the remainder of 1999 are estimated to be approximately $2.0 to $2.5 million. Hecla's exploration strategy is to focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties, as well as grass roots and advanced stage projects. Accordingly, domestic exploration expenditures will be incurred principally at Rosebud and Greens Creek. Foreign exploration efforts in 1999 will center primarily on targets in Mexico and South America. There can be no assurances that actual exploration expenditures will be as projected.

               Hecla's planned environmental and reclamation expenditures for the remainder of 1999 are expected to be approximately $7.0 to $8.0 million. These expenditures will occur at the Grouse Creek mine, the Bunker Hill Superfund site, the Coeur d'Alene River Basin, the Cactus mine, the American Girl mine, the Republic mine, the Yellow Pine mine, other idle properties, and the Durita property. There can be no assurances that actual environmental and reclamation expenditures will be as projected.

               Reserves for closure costs, reclamation and environmental matters totaled $27.3 million at June 30, 1999. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to reassess its environmental and reclamation obligations, including obligations under the Bunker Hill Consent Decree, and at Grouse Creek, Yellow Pine and other idle properties as new information develops on these sites during 1999. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

               In the normal course of its business, Hecla uses forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuations in the prices of certain metals which it produces. Contract positions are

              Hecla Mining Company and Subsidiaries


          generally designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premium received, for contracts which hedge the sales prices of commodities are deferred and included in income as part of the hedged transaction. Revenues from these contracts are recognized at the time contracts are closed out by delivery of the underlying commodity, when Hecla matches specific production to a contract, or upon settlement of the net position in cash. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

               At June 30, 1999, Hecla had forward sales commitments through December 31, 2004 for 306,045 ounces of gold at an average price of $288 per ounce. These gold forward sales commitments were entered into as required under Hecla's $11.0 million project financing facility for the La Camorra gold mine. The estimated fair value of these forward sales commitments was $45,000 as of June 30, 1999. The London Final gold price at June 30, 1999, was $261. In connection with the $11.0 million project financing for the La Camorra gold mine, Hecla entered into a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 257,242 ounces of the aforementioned gold forward sales, commencing June 2000. The estimated cost to close out the Gold Lease Rate Swap at June 30, 1999 was $550,000. Additionally, at June 30, 1999, Hecla had forward sales commitments through December 31, 2000 for 1,200,000 ounces of silver at an average price of $5.51. If Hecla's forward silver sales commitments were closed on June 30, 1999, the estimated fair value of these forward sales commitments was approximately $225,000. The Handy & Harman silver price at June 30, 1999 was $5.28. At June 30, 1999, Hecla had zinc swap contracts through July 2000 for 3,000 metric tonnes of zinc at an average price of $0.495 per pound. The estimated fair value of these zinc swaps was approximately $112,000 as of June 30, 1999. The LME cash zinc price at June 30, 1999, was $0.457. Additionally at June 30, 1999, Hecla had lead swap contracts through July 2000 for 6,000 metric tonnes of lead at an average price of $0.245 per pound. The estimated fair value of these lead swaps was approximately $197,000 as of June 30, 1999. The

              Hecla Mining Company and Subsidiaries


          LME cash lead price at June 30, 1999, was $0.220.
          The nature and purpose of the forward sales contracts, however, do not presently expose Hecla to any significant net loss. All of these contracts were designated as hedges as of June 30, 1999.

               During the first quarter of 1999, Hecla sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33. Hecla received a premium of $460,000 for the sale of these call options. Through June 30, 1999, Hecla has recognized revenue of $153,000 from expired call option contracts and an additional $104,000 of revenue from these call options based upon a mark to market adjustment of the call options as of June 30, 1999. These contracts are not designated as hedges and are subject to revenue recognition based upon the changes in the fair market value of the contracts. These contracts are designed to provide some price protection, to the extent of the amount of the premium received, in the event of a decline in the price of silver. They also limit the maximum price that Hecla may receive on a portion of Hecla's silver production to the strike price of the call options plus the premium received.

               Hecla is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see
          Part II. Item 1. Legal Proceedings and Note 7 of Notes to Consolidated Financial Statements). Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial position of Hecla and its subsidiaries. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in the future periods.

          Year 2000
          ---------

               Hecla utilizes software and related
          technologies throughout its business that will be affected by the "Year 2000 computer problem," which is common to many corporations and governmental entities.
          This problem

              Hecla Mining Company and Subsidiaries


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

               Hecla has established thirteen teams to
          identify and correct Year 2000 compliance issues. Hecla's primary information systems (IS) with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Hecla has also evaluated its non-IS applications, primarily systems embedded in processing and other facilities. Additionally, the teams have evaluated Hecla's critical suppliers and vendors as to their state of readiness for the Year 2000.

               Hecla's primary IS was originally evaluated in 1996, and out of 2,300 programs, 850 were identified that required modification. All of the 850 programs have been modified, installed and tested by Hecla's information services department. End user testing is complete. Hecla's other IS's have been evaluated and are compliant systems. Remediation and contingency plans are in progress with completion scheduled on or before September 30, 1999.

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

               Hecla has identified critical suppliers, as well as other essential service providers, and has surveyed

              Hecla Mining Company and Subsidiaries


          their Year 2000 compliancy. Based on expected compliance dates expressed by some of these critical suppliers and other service providers, additional follow-up may be required to fully assess their state of readiness for the Year 2000. These follow-up activities will occur throughout 1999. For other suppliers and service providers, risk assessments and contingency plans, where necessary, will be finalized by the end of the third quarter of 1999. Hecla has taken the above-described steps to address issues surrounding suppliers and service providers; however, Hecla has no direct ability to influence other parties' compliance actions. Hecla believes it has taken the necessary actions to mitigate the effect of Year 2000 risks, although Hecla is not able to eliminate the risks or to estimate the ultimate effect Year 2000 will have on Hecla's operating results and financial condition.

               Contingency plans for Year 2000 related
          business interruptions are being developed and will include, but are not limited to, the development of emergency backup recovery procedures, replacing automated processes with manual processes, identification of alternate suppliers, and increasing raw material supplies and finished goods inventory prior to December 31, 1999. Substantially all plans are expected to be completed by the end of the third quarter of 1999, but ongoing monitoring will continue throughout 1999.

               Hecla's most likely potential risk is a
          temporary inability to process and ship its products, as well as the inability of some customers to order and pay on a timely basis.

               Incremental costs directly related to Year
          2000 issues are estimated to be $175,000 from 1998 to 2000, of which approximately $110,000 has been spent as of June 30, 1999. Hecla's current estimate of expected costs is based upon work performed to date, and depending on the results of future work, the cost estimate may increase. This estimate assumes that Hecla will not incur significant Year 2000 costs on behalf of its suppliers or customers.

               Hecla's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of

              Hecla Mining Company and Subsidiaries


          contingency plans, will continue to evolve as new information becomes available. While Hecla is taking steps it believes to be necessary to prevent any major interruption to its business activities, that will depend in part, upon the ability of third parties to be Year 2000 compliant.

          New Accounting Pronouncement
          ----------------------------

               In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Hecla is presently evaluating the effect the adoption of this standard will have on Hecla's financial condition, results of operations, and cash flows.

          Quantitative and Qualitative Disclosure About
          ---------------------------------------------
          Market Risk
          -----------

               The following discussion about Hecla's risk-management activities include "forward-looking statements" that involve risk and uncertainties.
          Actual results could differ materially from those projected in the forward-looking statements.

               The following tables summarize the financial instruments and derivative instruments held by Hecla at June 30, 1999, which are sensitive to changes in interest rates and commodity prices. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment

              Hecla Mining Company and Subsidiaries

          Considerations" of Part I, Item 1 of Hecla's 1998
          Annual Report on Form 10-K).

          Interest-Rate Risk Management
          -----------------------------

               At June 30, 1999, Hecla's debt is subject to changes in market interest rates and is sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

               The following table presents principal cash flows for debt outstanding at June 30, 1999, by maturity date and the related average interest rate.
          The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                (in thousands)

                                                                                         Fair
                          1999    2000    2001    2002     2003    Thereafter   Total    Value
                         ------  ------  ------  -------  -------  ----------  -------  -------
Bank credit agreement    $  - -  $  - -  $  - -  $12,500  $12,500    $   - -   $25,000  $25,000

Average interest rate     7.62%   8.10%   8.52%    8.65%    8.75%       - -%

Revenue bonds            $  - -  $  - -  $  - -  $   - -  $   - -    $ 9,800   $ 9,800  $ 9,800

Average interest rate     3.50%   3.66%   4.07%    4.33%    4.48%      4.69%

Project financing debt   $  - -  $  500  $3,000  $ 3,000  $ 3,000    $ 1,000   $10,500  $10,500

Average interest rate     8.07%   8.55%   8.97%    9.10%    9.20%      9.34%

Subordinated bank debt   $  - -  $  - -  $  - -  $   - -  $ 2,000    $ 1,000   $ 3,000  $ 3,000

Average interest rate     9.57%  10.05%  10.47%   10.60%   10.70%     10.84%

          Commodity-Price Risk Management
          -------------------------------

          Hedging

               Hecla uses commodity forward sales
          commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these

              Hecla Mining Company and Subsidiaries


          instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts are designated as hedges at June 30, 1999.

               The following table provides information about Hecla's forward sales commitments and commodity swap contracts at June 30, 1999. The table presents the notional amount in ounces or tonnes, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between April 30, 1999, and December 31, 2004.



                                Expected   Expected   Expected   Expected   Expected   Expected   Estimated
                                Maturity   Maturity   Maturity   Maturity   Maturity   Maturity     Fair
                                  1999       2000       2001       2002       2003       2004       Value
                                --------   --------   --------   --------   --------   --------   ---------
Forward contracts:
 Gold sales (ounces)              22,681     52,196     62,010     60,428     59,802     48,928
 Future price (per ounce)       $    288   $    288   $    288   $    288   $    288   $    288
 Contract amount (in $000's)    $  6,538   $ 15,045   $ 17,874   $ 17,418   $ 17,238   $ 14,103   $    45

 Silver sales (ounces)               - -  1,200,000        - -        - -        - -        - -
 Future price (per ounce)       $    - -  $    5.51   $    - -   $    - -   $    - -   $    - -
 Contract amount (in $000's)    $    - -  $   6,606   $    - -   $    - -   $    - -   $    - -   $   223

Swap contracts:
 Zinc (tonnes)                     1,500      1,500        - -        - -        - -        - -
 Future price (per pound)       $  0.495  $   0.495   $    - -   $    - -   $    - -   $    - -
 Contract amount (in $000's)    $  1,637  $   1,637   $    - -   $    - -   $    - -   $    - -   $   112

 Lead (tonnes)                     3,000      3,000        - -        - -        - -        - -
 Future price (per pound)       $  0.245  $   0.245   $    - -   $    - -   $    - -   $    - -
 Contract amount (in $000's)    $  1,620  $   1,620   $    - -   $    - -   $    - -   $    - -   $   197

               In addition to the above contracts, Hecla has
          a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 257,242 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 2000, in accordance with the expiration of the forward gold
          contracts.   The estimated cost to close out the Gold
          Lease Rate Swap at June 30, 1999 was $550,000.

              Hecla Mining Company and Subsidiaries


          Trading

               During the first quarter of 1999, Hecla sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33. Hecla sold the call options to provide additional cash flow. The sale of the options are designed to provide some price protection, to the extent of the amount of the call premium received, in the event of a decline in the price of silver. These contracts also limit the maximum that Hecla may receive on a portion of Hecla's silver production to the strike price of the options plus the premium received. Hecla is exposed to price risk on these call options, and the value of the call options are marked to market with a gain or loss, if any, recorded in earnings. Through June 30, 1999, Hecla has recognized revenue of $153,000 from expired call option contracts and an additional $104,000 of revenue from a mark to market adjustment.

               The following table provides information about Hecla's silver call options at June 30, 1999. The table presents the notional amount in ounces, the weighted average strike price, and the total-dollar contract amount expected by the maturity dates, which occur between July 30, 1999, and December 31, 1999.

                                                         Expected   Estimated
                                                         Maturity     Fair
                                                           1999      Value
                                                         ---------  ---------

             Sold call options:
               Silver calls (ounces)                      900,000
               Weighted average strike price (per ounce) $   5.33
               Contract amount (in $000's)               $  4,797    $  104

                  Part II - Other Information

             Hecla Mining Company and Subsidiaries


Item 1.   Legal Proceedings
-------   -----------------

          - Bunker Hill

               In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site. As of June 30, 1999, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $4.6 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla plans to reassess its obligations under the consent decree as new information is developed during 1999. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

          Coeur d'Alene River Basin Natural Resource Damage
          Claims

          - Coeur d'Alene Tribe Claims

               In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against Hecla and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the tribe alleges some ownership or control. Hecla answered the tribe's complaint denying liability for natural resource damages (NRD). In October 1996, following a court imposed four-year suspension of the proceeding, the tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below for discovery and other limited pretrial purposes.

             Hecla Mining Company and Subsidiaries


          - U.S. Government Claims

               In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including Hecla. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in northern Idaho for which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that Hecla and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. Hecla answered the complaint in May 1996, denying liability to the United States under CERCLA and the Clean Water Act and asserted a counterclaim against the United States for the federal government's involvement in mining activities in the Basin which contributed to the releases and damages alleged by the United States. Hecla believes it also has a number of defenses to the United States' claims.

               On September 30, 1998, the Federal District
          Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' NRD claim due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. Summary judgment motions related to 1) the extent of federal trusteeship over natural resources in the Basin and 2) a constitutional challenge to the retroactive application of Superfund liability at the site are currently pending before the Federal District Court.

             Hecla Mining Company and Subsidiaries


               In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

          - State of Idaho Claims

               In March 1996, Hecla entered into an
          agreement with the State of Idaho pursuant to which Hecla agreed to continue certain financial contributions to environmental cleanup work in the Basin being undertaken by a state trustees group. In return, the state agreed not to sue Hecla for damage to natural resources for which the state is a trustee for a period of five years, to pursue settlement with Hecla of the state's NRD claims and to grant Hecla credit against any such state claims for all expenditures made under the Idaho agreement and certain other Company contributions and expenditures for environmental cleanup in the Basin.

               At June 30, 1999, Hecla's accrual for
          remediation activity in the Basin, not including the Bunker Hill site, totaled approximately $0.2 million. These expenditures are anticipated to be expended during 1999. Depending on the results of the aforementioned lawsuits, it is reasonably possible that Hecla's estimate of its obligation may change in the near or longer term.

          Insurance Coverage Litigation

               In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the

             Hecla Mining Company and Subsidiaries


          insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer is providing Hecla with a partial defense in all Basin environmental litigation. As of June 30, 1999, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

          Other Claims

               On October 22, 1998, Hecla and certain
          affiliates were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the Cactus Gold mine located near Mojave, California. Seventy-four plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages of $29.6 billion for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. Hecla has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. The primary carrier has denied coverage. Hecla is currently investigating the advisability of seeking court enforcement of the carrier's coverage obligations under the policies. Hecla has retained outside counsel to defend Hecla. Based on a prior health risk assessment completed for the operation as required by the State of California and a preliminary review with outside legal counsel of the allegations in the complaint as it relates to the historical operations of Hecla and its predecessors at the Cactus Gold mine, Hecla believes the allegations are without merit.

               In 1997, Hecla's subsidiary, Kentucky-
          Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the

             Hecla Mining Company and Subsidiaries


          Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $8.0 million in claims to date. Although the outcome cannot be assured, Hecla believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

               Hecla is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial condition of the Company. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in future periods.

             Hecla Mining Company and Subsidiaries


Item 4.   Annaul Meeting of Shareholders
-------   ------------------------------


               At the annual meeting of shareholders held on May 7, 1999 the following matters were voted on by Hecla's shareholders:

               Election of Three Directors:

                                      Votes             Votes
                                       For            Withheld
                                      -----           --------

          Leland O. Erdahl         43,841,109          633,472
                                   ----------          -------

          Thomas J. O'Neil         43,845,187          629,394
                                   ----------          -------

          Paul A. Redmond          43,834,465          640,116
                                   ----------          -------


          Approval of selection of
          PricewaterhouseCoopers LLP as
          Hecla's Auditors for 1999

                              Votes              Votes
                               For              Against       Abstentions
                              -----             -------       -----------

                           43,927,860           323,972           222,749
                           ----------        ----------       -----------

             Hecla Mining Company and Subsidiaries


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits

10.1           Purchase  Agreement  between  Monarch
               Resources Limited and Hecla Mining Company  dated
               May  17,  1999  (incorporated  by  reference as
               Exhibit 4.1 in the Form 8-K/A for the event dated
               June 25, 1999).

10.2           Restated Credit Agreement between Hecla
               Mining Company and NationsBank, N.A. and certain financial institutions dated May 7, 1999.

10.2(a) First Amendment to Restated Credit Agreement between Hecla Mining Company and NationsBank,
               N.A. dated June 25, 1999.

10.3           Credit   Agreement  between   Monarch
               Resources  Investments Limited and Standard  Bank
               London Limited dated as of June 25, 1999.

10.4           Subordinated  Loan  Agreement  between
               Hecla  Mining  Company and Standard  Bank  London
               Limited dated as of June 25, 1999.

10.5           NationsBank  Subordination  Agreement
               between  Hecla Mining Company, NationsBank, N.A.
               and Standard Bank London Limited dated as of June
               25, 1999.

12             Fixed Charge Coverage Ratio Calculation

13             Second  Quarter Report to Shareholders
               for the quarter ended June 30, 1999, for release dated August 3, 1999

27             Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated May 10, 1999, related to the Form of Warrant Agreement between Hecla Mining Company and Warrant Agent and Form of Agreement to purchase common stock and warrants between Hecla Mining Company and purchasers.

             Hecla Mining Company and Subsidiaries


               Report on Form 8-K/A dated May 12, 1999, related to Amended Form of Warrant Agreement between Hecla Mining Company and Warrant Agent.

               Report on Form 8-K dated May 19, 1999, related to Hecla Mining Company agreement to acquire the assets of Monarch Resources Limited.

               Report on Form 8-K dated June 25, 1999, related to news release on purchase of the assets of Monarch Resources Limited by Hecla Mining
               Company.

               Report on Form 8-K/A dated June 25, 1999, related to purchase agreement between Hecla Mining
               Company and Monarch Resources Limited dated May
               17, 1999.



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


                                   HECLA MINING COMPANY
                            ----------------------------------
                                        (Registrant)



Date: August 12, 1999       By   /s/ Arthur Brown
                               ---------------------------------
                               Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date: August 12, 1999       By   /s/ Lewis E. Walde
                               --------------------------------
                               Lewis E. Walde,
                                   Assistant Controller
                                   (Chief Accounting Officer)

                          EXHIBIT INDEX


Exhibit
  No.                Description
--------        ----------------------


10.1            Purchase  Agreement  between  Monarch
                Resources Limited and Hecla Mining Company  dated
                May 17, 1999 (incorporated  by  reference as
                Exhibit 4.1 in the Form 8-K/A for the event dated
                June 25, 1999).

10.2            Restated Credit Agreement between Hecla
                Mining Company and NationsBank, N.A. and certain financial institutions dated May 7, 1999.

10.2(a) First Amendment to Restated Credit Agreement between Hecla Mining Company and NationsBank,
                N.A. dated June 25, 1999.

10.3            Credit   Agreement  between   Monarch
                Resources Investments Limited and Standard Bank
                London Limited dated as of June 25, 1999.

10.4            Subordinated  Loan  Agreement  between
                Hecla  Mining Company and Standard Bank London
                Limited dated as of June 25, 1999.

10.5            NationsBank  Subordination  Agreement
                between Hecla Mining Company, NationsBank, N.A.
                and Standard Bank London Limited dated as of June
                25, 1999.

12              Fixed Charge Coverage Ratio Calculation

13              Second Quarter Report to Shareholders
                for the quarter ended June 30, 1999, for release dated August 3, 1999

27              Financial Data Schedule