Form 10-Q
period 1999-09-30
HECLA MINING CO/DE/
filed 1999-11-12
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1999


Commission file number       1-8491
                       ------------------------------------------------------

                         HECLA MINING COMPANY
-----------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        Delaware                                82-0126240
---------------------------                 -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

    6500 Mineral Drive
    Coeur d'Alene, Idaho                       83815-8788
---------------------------------------     -----------------
(Address of principal executive offices)       (Zip Code)

                            208-769-4100
-----------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  XX .   No     .
    ----        ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding October 29, 1999
--------------------------                ----------------------------
  Common stock, par value                      66,780,964 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                    For the Quarter Ended September 30, 1999


                           I N D E X*

                                                                  Page
PART I. - Financial Information

    Item l   -  Consolidated Balance Sheets - September 30,
                1999 and December 31, 1998                          3

             -  Consolidated Statements of Operations and
                Comprehensive Loss - Three Months and Nine
                Months Ended September 30, 1999 and 1998            4

             -  Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 1999 and 1998            5

             -  Notes to Consolidated Financial Statements          6

    Item 2   -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations      18


PART II. - Other Information

    Item 1   -  Legal Proceedings                                  39

    Item 6   -  Exhibits and Reports on Form 8-K                   42









*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                            September 30,    December 31,
                                                                                1999             1998
                                                                            -------------    ------------

                                     ASSETS

Current assets:
 Cash and cash equivalents                                                     $    6,099      $    2,480
 Accounts and notes receivable                                                     32,102          25,919
 Income tax refund receivable                                                           8           1,087
 Inventories                                                                       22,075          22,757
 Other current assets                                                               2,768           1,251
                                                                               ----------      ----------
      Total current assets                                                         63,052          53,494
Investments                                                                         2,199           3,406
Restricted investments                                                              5,962           6,331
Properties, plants and equipment, net                                             194,194         178,168
Other noncurrent assets                                                             9,968          10,663
                                                                               ----------      ----------
      Total assets                                                             $  275,375      $  252,062
                                                                               ==========      ==========

                                  LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                                         $   11,106      $   12,172
 Accrued payroll and related benefits                                               4,492           2,852
 Preferred stock dividends payable                                                  2,013           2,012
 Accrued taxes                                                                      2,509             772
 Accrued reclamation and closure costs                                              8,447           6,537
                                                                               ----------      ----------
      Total current liabilities                                                    28,567          24,345
Deferred income taxes                                                                 300             300
Long-term debt                                                                     51,855          42,923
Accrued reclamation and closure costs                                              43,131          23,216
Other noncurrent liabilities                                                       10,266           9,542
                                                                               ----------      ----------
      Total liabilities                                                           134,119         100,326
                                                                               ----------      ----------

                             SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares, issued
  and outstanding - 2,300,000 shares, liquidation preference $117,012                 575             575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 1999 - 66,843,075; issued 1998 - 55,166,728                               16,711          13,792
Capital surplus                                                                   400,186         374,017
Accumulated deficit                                                              (269,697)       (230,493)
Accumulated other comprehensive loss                                               (5,133)         (5,269)
Less stock held by grantor trust; 1999 - 132,290 shares, 1998 - 0 shares             (500)            - -
Less treasury stock, at cost; 1999 and 1998 - 62,110 shares                          (886)           (886)
                                                                               ----------      ----------
      Total shareholders' equity                                                  141,256         151,736
                                                                               ----------      ----------
      Total liabilities and shareholders' equity                               $  275,375      $  252,062
                                                                               ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

    Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                        Three Months Ended                Nine Months Ended
                                                    -----------------------------   -----------------------------
                                                    Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                                    -------------   -------------   -------------   -------------
Sales of products                                      $  38,305       $  38,611       $ 126,021       $ 124,395
                                                       ---------       ---------       ---------       ---------

Cost of sales and other direct production costs           30,281          29,904          96,708          96,918
Depreciation, depletion and amortization                   5,404           5,678          17,348          15,852
                                                       ---------       ---------       ---------       ---------
                                                          35,685          35,582         114,056         112,770
                                                       ---------       ---------       ---------       ---------
Gross profit                                               2,620           3,029          11,965          11,625
                                                       ---------       ---------       ---------       ---------
Other operating expenses:
 General and administrative                                1,835           1,669           5,648           5,946
 Exploration                                               1,739           1,396           3,919           3,348
 Depreciation and amortization                                75             100             248             293
 Provision for closed operations and
   environmental matters                                  27,923             332          28,533             463
 Reduction in carrying value of mining properties          4,077             - -           4,077             - -
                                                       ---------       ---------       ---------       ---------
                                                          35,649           3,497          42,425          10,050
                                                       ---------       ---------       ---------       ---------
Income (loss) from operations                            (33,029)           (468)        (30,460)          1,575
                                                       ---------       ---------       ---------       ---------
Other income (expense):
 Interest and other income                                   772             744           3,291           4,681
 Miscellaneous expense                                      (349)           (536)         (1,180)         (1,187)
 Gain (loss) on investments                                  (96)             53             (96)          1,294
 Interest expense:
   Total interest cost                                    (1,234)           (802)         (3,116)         (2,407)
   Less amount capitalized                                    19             362              19             950
                                                       ---------       ---------       ---------       ---------
                                                            (888)           (179)         (1,082)          3,331
                                                       ---------       ---------       ---------       ---------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle               (33,917)           (647)        (31,542)          4,906
Income tax benefit (provision)                               (85)              6            (239)            296
                                                       ---------       ---------       ---------       ---------
Income (loss) before cumulative effect of change
 in accounting principle                                 (34,002)           (641)        (31,781)          5,202

Cumulative effect of change in accounting principle,
 net of income tax                                           - -             - -          (1,385)            - -
                                                       ---------       ---------       ---------       ---------
Net income (loss)                                        (34,002)           (641)        (33,166)          5,202
Preferred stock dividends                                 (2,013)         (2,013)         (6,038)         (6,038)
                                                       ---------       ---------       ---------       ---------
Loss applicable to common shareholders                   (36,015)         (2,654)        (39,204)           (836)
                                                       ---------       ---------       ---------       ---------
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities            - -            (139)             40             (97)
  Reclassification adjustment for loss (gain)
    included in net income (loss)                             96             (62)             96             (62)
                                                       ---------       ---------       ---------       ---------
Other comprehensive income (loss)                             96            (201)            136            (159)
                                                       ---------       ---------       ---------       ---------
Comprehensive loss applicable to common
  shareholders                                         $ (35,919)      $  (2,855)      $ (39,068)      $    (995)
                                                       =========       =========       =========       =========
Basic and diluted loss per common share before
  cumulative effect of change in
  accounting principle                                 $   (0.54)      $   (0.05)      $   (0.62)      $   (0.02)
Cumulative effect of change in accounting
  principle                                                  - -             - -           (0.02)            - -
                                                       ---------       ---------       ---------       ---------
Basic and diluted loss per common share                $   (0.54)      $   (0.05)      $   (0.64)      $   (0.02)
                                                       =========       =========       =========       =========

Cash dividends per common share                        $     - -       $     - -       $     - -       $     - -
                                                       =========       =========       =========       =========
Weighted average number of common shares
  outstanding                                             66,716          55,105          60,868          55,100
                                                       =========       =========       =========       =========

    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                    -----------------------------
                                                                    Sept 30, 1999   Sept 30, 1998
                                                                    -------------   -------------
Operating activities:
 Net income (loss)                                                    $ (33,166)      $   5,202
 Noncash elements included in net income (loss):
   Depreciation, depletion and amortization                              17,596          16,145
   Cumulative effect of change in accounting principle                    1,385             - -
   Gain on disposition of properties, plants and equipment               (1,548)         (2,259)
   Loss (gain) on sale of investments                                        96          (1,294)
   Reduction in carrying value of mining properties                       4,077             - -
   Provision for reclamation and closure costs                           28,049             436
 Change in assets and liabilities net of effects from
     purchase of Monarch Resources Investments Limited:
   Accounts and notes receivable                                         (5,199)         (6,219)
   Income tax refund receivable                                           1,079            (294)
   Inventories                                                            1,466          (1,572)
   Other current and noncurrent assets                                   (2,336)         (2,068)
   Accounts payable and accrued expenses                                 (5,874)           (360)
   Accrued payroll and related benefits                                   1,640             872
   Accrued taxes                                                          1,737              15
   Accrued reclamation and closure costs and other
     noncurrent liabilities                                              (5,590)         (7,271)
                                                                      ---------       ---------

 Net cash provided by operating activities                                3,412           4,477
                                                                      ---------       ---------

Investing activities:
 Purchase of Monarch Resources Investments Limited,
   net of cash acquired                                                  (9,183)            - -
 Additions to properties, plants and equipment                           (9,512)        (17,263)
 Proceeds from disposition of properties, plants and equipment            1,991           3,548
 Proceeds from the sale of investments                                      311           1,294
 Decrease in restricted investments                                         369             865
 Purchase of investments and change in cash surrender value
   of life insurance, net                                                    11            (768)
 Other, net                                                                 325            (125)
                                                                      ---------       ---------

 Net cash used by investing activities                                  (15,688)        (12,199)
                                                                      ---------       ---------

Financing activities:
 Common stock issued under stock and stock option plans                      20              54
 Issuance of common stock, net of offering costs                         12,104             - -
 Preferred stock dividends                                               (6,038)         (6,038)
 Borrowings against cash surrender value of life insurance                  925             - -
 Borrowings on long-term debt                                            45,536          33,000
 Repayments on long-term debt                                           (36,652)        (19,003)
                                                                      ---------       ---------

 Net cash provided by financing activities                               15,895           8,013
                                                                      ---------       ---------

Net increase in cash and cash equivalents                                 3,619             291
Cash and cash equivalents at beginning of period                          2,480           3,794
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $   6,099       $   4,085
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

     The acquisition of MRIL has been accounted for as a purchase and, accordingly, Hecla's consolidated financial statements include the financial position, results of operations, and cash flows of MRIL prospectively from June 25, 1999. Approximately $20.0 million of the total purchase price has been allocated to the mineral properties at La Camorra and is amortized on a units-of-production basis over the La Camorra mine life.

                      Hecla Mining Company and Subsidiaries

Note 4.

     The components of the income tax provision (benefit) for the nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                                1999      1998
                                               ------    ------
          Current:
             State income taxes                $  204    $  184
             Federal income taxes                   2      (529)
             Foreign income taxes                  33        49
                                               ------    ------
                Total                          $  239    $ (296)
                                               ======    ======

     Hecla's income tax provision (benefit) for the first nine months of 1999 and 1998 varies from the amount that would have been provided by applying the statutory rate to the income (loss) before income taxes primarily due to the inability to use tax losses in 1999 and the availability of net operating losses in 1998.

Note 5.

     Inventories consist of the following (in thousands):

                                            Sept. 30,  Dec. 31,
                                               1999       1998
                                             --------  --------
          Concentrates, bullion, metals
             in transit and other products   $  5,102  $  3,879
          Industrial mineral products           7,281    10,240
          Materials and supplies                9,692     8,638
                                             --------  --------
                                             $ 22,075  $ 22,757
                                             ========  ========

Note 6.

    In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" was issued. SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. Hecla adopted SOP 98-5 effective as of January 1, 1999. The impact of this change in accounting principle related to unamortized start-up costs associated with Hecla's 29.7% ownership interest in the Greens Creek mine. SOP 98-5 requires

                      Hecla Mining Company and Subsidiaries

that these costs be expensed as incurred whereas Hecla's previous policy was to capitalize these costs. The $1.4 million cumulative effect of this change in accounting principle is included in the consolidated statement of operations for the nine months ended September 30, 1999.

Note 7.

     In the third quarter of 1999, Hecla recorded adjustments totaling $31.5 million for future environmental and reclamation expenditures and asset write-downs. This total includes an accrual for reclamation and other closure costs of $27.3 million for future anticipated expenditures at the Grouse Creek property and the Bunker Hill Superfund site. The Grouse Creek mine has been on a care-and-maintenance status since the second quarter of 1997 following completion of mining in the Sunbeam pit. The accrual adjustment at Grouse Creek is based upon anticipated changes to the closure plan developed in the third quarter of 1999, including increased dewatering requirements and other expenditures. The changes to the reclamation plan at Grouse Creek were necessitated principally by the need to dewater the tailings impoundment rather
than reclaim it as a wetland as originally planned.   Hecla is currently working
with federal and state regulators on the development of an effective plan for dewatering of the tailings impoundment. At the Bunker Hill Superfund site, estimated future costs were increased based upon results of sampling activities completed through 1999 and current cost estimates to remediate residential yards
and commercial properties.   Although Hecla has updated its current cost
estimates for the Grouse Creek and Bunker Hill sites, Hecla will continue to reassess its obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     Asset write-downs during the third quarter totaled $4.2 million, principally for an adjustment to the carrying value of MWCA. Hecla has received letters of intent for the purchase of both the aggregate and bark divisions of MWCA, which if completed, are expected to close during the fourth quarter of 1999. The adjustment to the carrying value of MWCA was recorded to reflect the book value in excess of the expected sales price for MWCA.

Note 8.   Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability

                      Hecla Mining Company and Subsidiaries

Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site. As of September 30, 1999, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.7 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

     In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against Hecla and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the tribe alleges some ownership or control. Hecla answered the tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year suspension of the proceeding, the tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below for discovery and other limited pretrial purposes.

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

                      Hecla Mining Company and Subsidiaries

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. On September 30, 1999, the court issued an order on one of the defendant's challenge to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the

                      Hecla Mining Company and Subsidiaries

Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer is providing Hecla with a partial defense in all Basin environmental litigation. As of September 30, 1999, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $8.0 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warrants. Legal counsel retained by the insurance company for K-T Clay will seek removal of the case to Federal Court in Arkansas and has answered the compliant denying liability. Although the outcome cannot be assured, Hecla believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

     On October 22, 1998, Hecla, certain affiliates, and contractors were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the prior operations at the now shut-down Cactus Gold mine located near Mojave, California. The plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts.
Hecla has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. One carrier has agreed to provide a partial defense of the litigation costs. Hecla has retained outside counsel to defend Hecla. Based on a prior health risk assessment completed for the operation as required by the State of California and information obtained from the plaintiffs in early discovery in the litigation, Hecla believes the allegations

                      Hecla Mining Company and Subsidiaries

are without merit. In addition, legal counsel for plaintiffs have filed voluntary dismissals on behalf of a portion of the plaintiffs named in the litigation.

     Hecla is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial condition of Hecla. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in future periods.

Note 9.

     At September 30, 1999, there was $28.5 million outstanding under Hecla's $55.0 million bank agreement classified as long-term debt. On May 7, 1999, Hecla amended its bank agreement. Under the revised terms of the bank agreement, the amount available to borrow remains at $55.0 million, subject to certain limitations. On June 25, 1999, Hecla entered into a first amendment to the bank agreement which provided for the waiver of certain restrictive covenants, allowing Hecla to enter into a project financing facility to acquire MRIL, as discussed below. Hecla was in compliance with all restrictive covenants pursuant to the bank agreement as of September 30, 1999. Hecla also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of September 30, 1999. The amount available to borrow under the bank agreement is reduced by the $9.8 million principal amount of these bonds. At September 30, 1999, Hecla had the ability to borrow an additional $16.7 million under the bank agreement.

     On June 25, 1999, Hecla's newly acquired, wholly owned subsidiary, MRIL, entered into a credit agreement to provide project financing of up to $11.0 million, nonrecourse to Hecla, to finance the acquisition of MRIL. MRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the newly acquired La Camorra mine. MRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. MRIL borrowed $10.5 million pursuant to the terms of the project financing agreement, which is repayable in nine semiannual payments beginning June 30, 2000. At September 30, 1999, MRIL had outstanding, pursuant to the project financing agreement, $10.5 million principal amount. In connection with the project financing agreement, as of June 25, 1999, Hecla entered into a

                      Hecla Mining Company and Subsidiaries

subordinated loan agreement which provided a $3.0 million zero coupon loan, subordinate to Hecla's existing $55.0 million credit agreement, repayable in three annual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at September 30, 1999. The terms of the subordinated loan agreement provide that Hecla must maintain compliance with the financial covenants of Hecla's $55.0 million credit agreement. The interest rates in the subordinated loan agreement and the project financing agreement are based on the London Interbank Offered Rates. Additionally, MRIL sold forward 306,045 ounces of gold on a quarterly basis over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce, and as a portion of the sale entered into an agreement specifying a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding volume of the above forward sales, commencing June 2000.

Note 10.

     The following table presents a reconciliation of the numerators (net income
(loss)) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to preferred stock dividends in arriving at loss applicable to common shareholders for the three and nine months ended September 30, 1999 and 1998 in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

                                                        Three Months Ended September 30,
                                   -------------------------------------------------------------------
                                                 1999                               1998
                                   --------------------------------    -------------------------------
                                     Net                  Per-Share      Net                 Per-Share
                                     Loss       Shares      Amount       Loss       Shares     Amount
                                   ---------    ------    ---------    ---------    ------   ---------
Net loss before preferred stock
 dividends                         $ (34,002)                          $   (641)
Less:  Preferred
 stock dividends                      (2,013)                            (2,013)
                                   ---------                           --------
Basic loss applicable to
  common shareholders                (36,015)   66,716     $ (0.54)      (2,654)    55,105    $ (0.05)

Effect of dilutive
 securities                              - -       - -         - -          - -        - -        - -
                                   ---------    ------     -------     --------     ------    -------
Diluted loss applicable
  to common shareholders           $ (36,015)   66,716     $ (0.54)    $ (2,654)    55,105    $ (0.05)
                                   =========    ======     =======     ========     ======    =======

                                                       Three Months Ended September 30,
                                   --------------------------------------------------------------------
                                                1999                                1998
                                   --------------------------------    --------------------------------
                                     Net                  Per-Share        Net                Per-Share
                                     Loss       Shares      Amount     Income (loss)  Shares    Amount
                                   ---------    ------    ---------    -------------  ------  ---------
Net income (loss) before
 preferred stock dividends         $ (33,166)                            $  5,202
Less:  Preferred
 stock dividends                      (6,038)                              (6,038)
                                   ---------                             --------
Basic loss applicable
   to common shareholders            (39,204)   60,868     $ (0.64)          (836)    55,100   $ (0.02)

Effect of dilutive
 securities                              - -       - -         - -            - -        - -       - -
                                   ---------    ------     -------       --------     ------   -------
Diluted loss applicable
   to common shareholders          $ (39,204)   60,868     $ (0.64)      $   (836)    55,100   $ (0.02)
                                   =========    ======     =======       ========     ======   =======


     These calculations of diluted earnings per share for the three months and nine months ended September 30, 1999 and 1998 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of September 30, 1999 and 1998, as their exercise would be antidilutive, as follows:

            Three Months Ended       Nine Months Ended
          ----------------------   ----------------------
              September 30,            September 30,
             1999        1998         1999        1998
          ----------  ----------   ----------  ----------

           2,316,000   1,656,000    2,316,000   1,656,000

     The calculations of diluted earnings per share for the three and nine months ended September 30, 1999, also exclude 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive.

Note 11.

     In March 1999, Hecla issued 155,955 shares of its common stock realizing proceeds of approximately $478,000, net of issuance costs of approximately $22,000. In May 1999, Hecla issued 4,582,852 shares of its common stock realizing proceeds of approximately $11.4 million, net of approximately $0.6 million of issuance costs. In connection with the shares sold in May, Hecla issued 1,603,998 warrants to purchase Hecla common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of (i) $3.19 and (ii) 102% of the volume weighted average price on the NYSE for each

                      Hecla Mining Company and Subsidiaries

trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. These warrants are exercisable until May 11, 2002. In September 1999, 97,000 warrants were exercised and Hecla issued 97,000 shares of its common stock. Proceeds of $0.2 million were realized from the exercise of the warrants. At September 30, 1999, 1,506,998 warrants remain outstanding. Shares of both equity offerings were sold under Hecla's existing Registration Statement on Form S-3 which provides for the issuance of up to $100.0 million of equity and debt securities. Hecla used the net proceeds from the equity offerings for general corporate purposes including repayment of indebtedness under the existing $55.0 million bank credit agreement.

Note 12.

     Hecla has a nonqualified deferred compensation plan which permits eligible officers, directors, and key employees to defer a portion of their compensation. In November 1998, Hecla amended the plan to permit participants to irrevocably transfer all or a portion of their deferred compensation amounts into a Hecla common stock account to be held in trust until distribution. As of September 30, 1999, a total of 132,290 shares of Hecla's common stock are held in the grantor trust. Shares held in the grantor trust are valued at fair value at the time of issuance, are recorded in the contra equity account "Stock held by grantor trust," and are legally outstanding for registration purposes and dividend payments. The shares held in the grantor trust are considered outstanding for purposes of calculating loss per share.

Note 13.

     During the first quarter of 1999, Hecla sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33. Hecla received a premium of $460,000 for the sale of the call options. During the third quarter of 1999, Hecla sold call options for 300,000 ounces of silver through June 30, 2000, at an average strike price of $5.50. Hecla received a premium of $99,000 for the sale of the call options. These contracts are designed to provide some price protection, to the extent of the amount of the premium received, in the event of a decline in the price of silver. They also limit the maximum price Hecla may receive for a portion of Hecla's silver production to the strike price of the call options plus the premium received. The options are considered to be held for trading purposes, and as such the premiums received are deferred until the expiration of the contract or exercise of the option contract by the counterparties. Due to the trading nature of the option contracts, Hecla recognizes, in revenue, a mark to market

                      Hecla Mining Company and Subsidiaries

adjustment at the end of each reporting period for the change in the fair value of the remaining outstanding option contracts. During the first nine months of 1999, Hecla recognized $281,000 of revenue from these call options based upon expired contracts and a mark to market adjustment as of September 30, 1999. During the third quarter of 1999, Hecla recognized $24,000 of revenue from these call options based upon expired contracts and a mark to market adjustment as of September 30, 1999.

Note 14.

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

     The following tables present information about reportable segments for the three months and nine months ended September 30 (in thousands):

                                                 Three Months Ended        Nine Months Ended
                                                ---------------------   ----------------------
                                                    September 30,             September 30,
                                                   1999        1998        1999         1998
                                                ----------   ---------   ----------   ---------
     Net sales to unaffiliated customers:
       Metals-Gold                               $   3,913   $   7,150    $  15,904   $  24,780
       Metals-Silver                                13,384      11,454       37,743      31,490
       Industrial Minerals                          21,008      20,007       72,374      68,125
                                                 ---------   ---------    ---------   ---------
                                                 $  38,305   $  38,611    $ 126,021   $ 124,395
                                                 =========   =========    =========   =========


                                                 Three Months Ended        Nine Months Ended
                                                ---------------------   ----------------------
                                                    September 30,             September 30,
                                                   1999        1998        1999         1998
                                                ----------   ---------   ----------   ---------

     Income (loss) from operations:
       Metals-Gold                               $  (3,308)  $    (459)   $  (4,483)  $   1,455
       Metals-Silver                                 1,075         513        2,734         435
       Industrial Minerals                            (788)      1,579        5,893       6,387
       Other                                       (30,008)     (2,101)     (34,604)     (6,702)
                                                 ---------   ---------    ---------   ---------
                                                 $ (33,029)  $    (468)   $ (30,460)  $   1,575
                                                 =========   =========    =========   =========

                                      -16-

                      Hecla Mining Company and Subsidiaries

     The table below presents identifiable assets by reportable segment as of September 30, 1999, and December 31, 1998 (in thousands):

                              September 30, December 31,
                                  1999         1998
                              ------------  -----------

     Identifiable assets:
       Metals-Gold(1)           $ 58,250     $ 23,808
       Metals-Silver             124,984      127,499
       Industrial Minerals        67,183       71,593
       Other                      24,958       29,162
                                --------     --------
                                $275,375     $252,062
                                ========     ========

     (1)  Includes assets of La Camorra mine acquired June 25, 1999.

Note 15.

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

                      Hecla Mining Company and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Hecla Mining Company is involved in the exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the current metals price environment, Hecla's industrial minerals segment has been a significant contributor to overall revenues, including 56% of total revenue during the first nine months of 1999. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

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

                      Hecla Mining Company and Subsidiaries

     In the third quarter of 1999, Hecla recorded adjustments totaling $31.5 million for future environmental and reclamation expenditures and asset write-downs. This total includes an accrual for reclamation and other closure costs of $27.3 million for future anticipated expenditures at the Grouse Creek
property and the Bunker Hill Superfund site.   The Grouse Creek mine has been on
a care-and-maintenance status since the second quarter of 1997 following completion of mining in the Sunbeam pit. The accrual adjustment at Grouse Creek is based upon anticipated changes to the closure plan developed in the third quarter of 1999, including increased dewatering requirements and other expenditures. The changes to the reclamation plan at Grouse Creek were necessitated principally by the need to dewater the tailings impoundment rather than reclaim it as a wetland as originally planned. Hecla is currently working with federal and state regulators on the development of an effective plan for dewatering of the tailings impoundment. At the Bunker Hill Superfund site, estimated future costs were increased based upon results of sampling activities completed through 1999 and current cost estimates to remediate residential yards and commercial properties.

     Included in the $31.5 million third quarter 1999 adjustments were asset write-downs totaling $4.2 million, principally for an adjustment to the carrying value of MWCA. Hecla has received letters of intent for the purchase of both the aggregate and bark divisions of MWCA, which if completed, are expected to close during the fourth quarter of 1999. The adjustment to the carrying value of MWCA was recorded to reflect the book value in excess of the expected sales price for MWCA.

     On June 25, 1999, Hecla completed its acquisition of Monarch Resources Investments Limited, or MRIL, which was treated as a purchase for financial statement and accounting purposes. The $25.0 million purchase price consisted of $9.0 million in cash and 6,700,250 Hecla common shares. In addition, MRIL's seller, Monarch Resources Limited, will receive a royalty payment on future production from purchased assets that exceed the current resource. MRIL's significant assets include the La Camorra gold mine in Venezuela and the El Salidillo silver exploration property in Mexico. Following the acquisition, Hecla temporarily suspended production at the La Camorra mine to construct a new tailings impoundment and to perform additional mine development. Production at La Camorra resumed in October 1999. In order to finance the acquisition and anticipated capital expenditures at La Camorra, a project-financed credit facility was secured for $11.0 million, of which $10.5 million was advanced at September 30, 1999. In addition, $3.0 million was borrowed under a subordinate note to fund the acquisition.

                      Hecla Mining Company and Subsidiaries

     During the first nine months of 1999, Hecla produced approximately 76,000 ounces of gold compared to approximately 95,000 ounces of gold production in the first nine months of 1998. The following table displays the actual gold production (in ounces) by operation for the nine months ended September 30, 1999 and 1998, projected gold production for the year ending December 31, 1999, and actual gold production for the year ended December 31, 1998:

                Actual      Actual       Projected       Actual
               Sept. 30,   Sept. 30,      Dec. 31,      Dec. 31,
Operation        1999        1998           1999          1998
---------      ---------   ---------  ---------------   --------

Rosebud          46,000      51,000     54,000-56,000     65,000
Greens Creek     19,000      13,000     22,000-24,000     18,000
La Camorra (1)      - -         - -     17,000-19,000        - -
La Choya (2)     10,000      29,000            12,000     40,000
Other sources     1,000       2,000             1,000      4,000
               --------    --------   ---------------   --------
Totals           76,000      95,000   106,000-112,000    127,000
               ========    ========   ===============   ========

     (1)  Production resumed in October of 1999 at the La Camorra mine.

     (2) Mining at La Choya was completed in December 1998. Gold production in 1999 is from residual recoveries from the heap leach pads.

     In the first nine months of 1999, Hecla produced approximately 5.7 million ounces of silver compared to approximately 5.4 million ounces in the first nine months of 1998. The following table displays the actual silver production (in ounces) by operation for the nine months ended September 30, 1999 and 1998, projected silver production for the year ending December 31, 1999, and actual silver production for the year ended December 31, 1998 (in thousands):

                Actual      Actual      Projected        Actual
               Sept. 30,   Sept, 30,     Dec. 31,       Dec. 31,
Operation        1999        1998          1999           1998
---------      ---------   ---------   -------------    --------

Lucky Friday      3,343       2,969      4,350-4,500       4,137
Greens Creek      2,247       2,163      2,750-2,900       2,824
Rosebud             104         214          110-120         278
Other sources         1           5              - -           6
               --------    --------    -------------    --------
Totals            5,695       5,351      7,210-7,520       7,245
               ========    ========    =============    ========

                      Hecla Mining Company and Subsidiaries

     In 1998, Hecla shipped approximately 1,005,000 tons of product from the Kentucky-Tennessee Clay group, including ball clay, kaolin, and feldspar. Hecla's shipments of industrial minerals are expected to increase in 1999 to approximately 1,095,000 tons. During the first nine months of 1999, Hecla shipped approximately 68,000 tons of specialty aggregates from the Colorado Aggregate division of our subsidiary MWCA, and approximately 985,000 cubic yards of landscape material from the Mountain West Products division of MWCA. In order to provide funds for possible metals and other industrial minerals expansion, as well as to reduce indebtedness, Hecla has decided to attempt to sell MWCA. Hecla has signed letters of intent for the purchase of both the Colorado Aggregate and Mountain West Products divisions of MWCA. Based on the estimated sales price for the two divisions of MWCA, Hecla recorded a third quarter adjustment totaling $3.9 million to reflect the book value of MWCA in excess of the anticipated sales price. Hecla anticipates closing on the sales transactions in the fourth quarter of 1999, although there can be no assurance that Hecla will be successful.

Results of Operations

First Nine Months 1999 Compared to First Nine Months 1998

     Hecla recorded a loss, before the cumulative effect of a change in accounting principle and preferred stock dividend, of approximately $31.8 million, or $0.52 per common share, in the first nine months of 1999 compared to net income of approximately $5.2 million, or $0.09 per common share, in the same period of 1998. After recognizing a $1.4 million charge from an accounting change to write off unamortized start-up costs associated with the Greens Creek mine, and after $6.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock, Hecla's loss applicable to common shareholders for the first nine months of 1999 was approximately $39.2 million, or $0.64 per common share, compared to a loss of $0.8 million, or $0.02 per common share, in the comparable 1998 period. The increased loss in 1999 compared to the same period in 1998 was due to a variety of factors, the most significant of which were 1999 environmental and reclamation accruals totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek mine and the Bunker Hill Superfund site; and asset write-downs totaling $4.2 million, principally for the write-down of MWCA.

     Interest expense, net of amounts capitalized, increased $1.6 million in the first nine months of 1999 as compared to the same period in 1998. The increase was the result of decreased capitalized interest of $0.9 million, associated with the Lucky Friday expansion project in 1998, increased interest expense under Hecla's revolving bank loan ($0.4 million), as a result of higher

                      Hecla Mining Company and Subsidiaries

borrowings, and interest and fees associated with project financing and subordinated debt utilized for the acquisition of Monarch ($0.3 million), in the 1999 period.

     Depreciation, depletion, and amortization increased $1.5 million, or 9%, from the first nine months of 1998 to the first nine months of 1999 principally due to:

          - increased depreciation at the La Choya mine ($1.1 million), the result of depreciating costs associated with the La Choya pit expansion completed in 1998,

          - increased depreciation at the Lucky Friday mine ($0.6 million) due to increased production in the 1999 period,

          - increased depreciation at the Greens Creek mine ($0.5 million) due to increased production in the 1999 period, and

          - decreased depreciation at the Rosebud mine ($0.5 million) due to decreased gold production.

     Interest and other income decreased approximately $1.4 million, from $4.7 million in the 1998 period to $3.3 million in the 1999 period. The decrease in 1999 was principally the result of a nonrecurring 1998 gain of $2.3 million on sale of land located near Hecla's corporate headquarters in Coeur d'Alene, Idaho, partly offset by a $1.3 million gain on the sale of the corporate airplane in 1999.

     Gain on investments decreased $1.4 million primarily as a result of the sale of Metaline Contact Mine stock in 1998 which was nonrecurring in 1999.

     The cumulative effect of change in accounting principle totaled $1.4 million in 1999, due to the write off of unamortized start-up costs relating to Hecla's 29.7% ownership interest in the Greens Creek mine. The adjustment was the result of the application of Statement of Position No. 98-5, "Accounting for Start-up Activities."

     Exploration expense increased $0.6 million, or 17%, during the first nine months of 1999 as compared to the same period of 1998 principally due to increased expenditures in Mexico ($0.6 million) and at the Cacique property in Chile ($0.4 million). These increases were partly offset by decreased expenditures at other South American targets ($0.4 million).

                      Hecla Mining Company and Subsidiaries

     Income tax expense increased $0.5 million from a benefit of $0.3 million in the first nine months of 1998 to a provision of $0.2 million in the comparable 1999 period. The benefit in 1998 related to the carryback of certain 1998 expenditures to reduce U.S. income taxes previously provided, partly offset by a provision for state income taxes. The provision in 1999 primarily represents a provision for state income taxes.

     Cost of sales and other direct production costs decreased approximately $0.2 million from the first nine months of 1998 to the comparable 1999 period primarily due to:

          - decreased cost of sales at the La Choya mine ($3.5 million) due to the completion of mining in December 1998,

          - decreased cost of sales at the Rosebud mine ($0.9 million) due to decreased tons mined and milled,

          - elimination of cost of sales at the American Girl mine ($0.6 million) due to final gold sales in 1998,

          - decreased cost of sales at the Greens Creek mine ($0.4 million) principally due to the timing of concentrate shipments,

          - increased cost of sales at the La Camorra mine ($0.9) in 1999 as a result of Hecla's purchase of La Camorra in June 1999,

          - increased cost of sales at the industrial minerals segment ($1.3 million, or 2%) associated with increased sales of $4.2 million, or 6%, and

          - increased cost of sales at the Lucky Friday mine ($3.0 million, or 23%) due to a 28% increase in tons milled.

     Cost of sales and other direct production costs as a percentage of sales from products decreased from 77.9% in the first nine months of 1998 to 76.7% in the comparable 1999 period. The decrease was principally a result of improved margins in the silver and industrial minerals segments, partly offset by decreased margins in the gold segment.

     General and administrative expense decreased $0.3 million, or 5%, in the first nine months of 1999 from the comparable period in 1998. The decrease was principally a result of cost-cutting measures.

                      Hecla Mining Company and Subsidiaries

     Sales of products increased by approximately $1.6 million, or 1%, in the first nine months of 1999 as compared to the same period in 1998 primarily due to:

          - increased sales totaling approximately $6.3 million from silver operations primarily as a result of increased production and shipments,

          - increased sales totaling approximately $4.2 million from Hecla's industrial minerals segment principally the result of increased shipments at both the K-T Clay group and the MWCA group, and

          - decreased sales of $8.9 million from gold operations principally a result of completion of mining operations at the La Choya mine in December 1998, lower gold production in 1999 at the Rosebud mine and the impacts of a lower realized gold price in the 1999 period.

     The following table compares the average metal prices for the first nine months of 1999 with the comparable 1998 period:

           Metal                     1999     1998     $ Change    % Change
   -----------------------------   -------  -------   ----------  ----------

   Gold-Realized ($/oz.)           $   284  $   301   $    (17)        (6)%
   Gold-London Final ($/oz.)           273      294        (21)        (7)
   Silver-Handy & Harman ($/oz.)      5.24     5.73      (0.49)        (9)
   Lead-LME Cash (cents/pound)       0.231    0.245     (0.014)        (6)
   Zinc-LME Cash (cents/pound)       0.475    0.475        - -        - -

     Cash operating and total cash cost per gold ounce increased from $173 and $185 for the first nine months of 1998 to $177 and $190 for the first nine months of 1999, respectively. The increases in the cash operating and total cash cost per gold ounce were primarily attributable to the decrease in production resulting from the cessation of mining at La Choya in December 1998. Total production costs per gold ounce increased from $249 per ounce in 1998 to $290 per ounce in 1999. The increase in the total production cost per gold ounce was attributable to increased depreciation charges associated with the La Choya pit expansion that was completed in 1998.

     Cash operating, total cash, and total production cost per silver ounce decreased from $3.88, $3.88 and $5.30 in the first nine months of 1998 to $3.66, $3.67, and $5.21 in the first nine months of 1999, respectively. The decreases in the cost per silver ounce were due primarily to positive impacts of increased by-product production as well as increased silver production,

                      Hecla Mining Company and Subsidiaries

partly offset by lower by-product metal prices. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are offset against production costs in the calculation of costs per ounce of silver.


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998


     Hecla recorded a net loss of approximately $34.0 million, or $0.51 per common share, in the third quarter of 1999 compared to a net loss of approximately $0.6 million, or $0.01 per common share, in the same period of 1998. After $2.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock, Hecla's loss applicable to common shareholders for the third quarter of 1999 was approximately $36.0 million, or $0.54 per common share, compared to $2.7 million, or $0.05 per common share, in the comparable 1998 period. The increased loss in 1999 compared to the same period in 1998 was due to a variety of factors, the most significant of which were 1999 environmental and reclamation accruals totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek mine and the Bunker Hill Superfund site; and asset write-downs totaling $4.2 million, principally for the write-down of MWCA.

     Interest expense, net of amounts capitalized, increased $0.8 million in the third quarter of 1999 as compared to the third quarter of 1998. The increase was primarily the result of decreased capitalized interest of $0.3 million, associated with the Lucky Friday expansion project in 1998, 1999 interest expense associated with the project financing and subordinated debt used to acquire Monarch ($0.3 million) and increased interest and fees on the revolving credit facility ($0.1 million).

     Cost of sales and other direct production costs increased approximately $0.4 million, or 1%, from the third quarter of 1998 to the comparable 1999 period primarily due to:

          - increased cost of sales at the Greens Creek mine ($1.7 million) principally due to increased concentrate shipments in 1999,

          - increased cost of sales at the La Camorra mine ($0.9) in 1999 as a result of Hecla's purchase of La Camorra in June 1999,

          - decreased cost of sales at the industrial minerals segment ($0.3 million) due to nonrecurring reorganization expenses at MWCA, and lower operating costs at the K-T Ball Clay division resulting from the 1998 expansion and modernization of the Gleason plant,

                      Hecla Mining Company and Subsidiaries

          - decreased cost of sales at the Rosebud mine ($0.5 million) due to decreased tons mined and milled,

          - decreased cost of sales at the Lucky Friday mine ($0.6 million) due to decreased shipments in the 1999 period, and

          - decreased cost of sales at the La Choya mine ($0.8 million) due to completion of mining in December 1998.

     Cost of sales and other direct production costs as a percentage of sales from products increased from 77.4% in the third quarter of 1998 to 79.1% in the comparable 1999 period. The increase was principally a result of $0.9 million of expensed start-up costs at La Camorra in 1999.

     Exploration expense increased $0.3 million, or 25%, during the third quarter of 1999 as compared to the same period of 1998 principally due to increased expenditures in Mexico ($0.5 million), partly offset by decreased expenditures in South America ($0.3 million).

     Sales of products decreased by approximately $0.3 million, or 1%, in the third quarter of 1999 as compared to the same period in 1998 primarily due to:

          - decreased sales of $3.2 million from gold operations principally a result of completion of mining operations at the La Choya mine in December 1998, and lower production and sales at the Rosebud mine, combined with a lower gold price in the 1999 period,

          - increased sales totaling approximately $1.0 million from Hecla's industrial minerals segment principally the result of increased shipments at both the K-T Clay group and the MWCA group, and

          - increased sales totaling approximately $1.9 million from silver operations primarily as a result of increased production and shipments.

     The following table compares the average metal prices for the third quarter of 1999 with the comparable 1998 period:

                      Hecla Mining Company and Subsidiaries


           Metal                     1999     1998    $ Change    % Change
   -----------------------------   -------  -------  ----------  ----------

   Gold-Realized ($/oz.)           $   258  $   297   $   (39)       (13)%
   Gold-London Final ($/oz.)           259      289       (30)       (10)
   Silver-Handy & Harman ($/oz.)      5.27     5.22      0.05          1
   Lead-LME Cash (cents/pound)       0.228    0.242    (0.014)        (6)
   Zinc-LME Cash (cents/pound)       0.513    0.464     0.049         11

     Depreciation, depletion, and amortization decreased $0.3 million, or 5%, from the third quarter of 1998 to the third quarter of 1999 principally due to:

          - decreased depreciation at the Rosebud mine ($0.5 million) due to decreased gold production, and

          - increased depreciation at the La Choya mine ($0.2 million), the result of depreciating costs associated with the La Choya pit expansion completed in 1998.

     Cash operating and total cash cost per gold ounce increased from $181 and $195 for the third quarter of 1998 to $227 and $238 for the third quarter of 1999, respectively. The increases in the cash operating and total cash cost per gold ounce were primarily attributable to a decrease in production resulting from the cessation of mining at the La Choya mine in December 1998. Total production costs per gold ounce increased from $273 per ounce in 1998 to $338 per ounce in 1999. The increase in the total production cost per gold ounce was attributable to increased depreciation charges associated with the La Choya pit expansion that was completed in 1998.

     Cash operating and total cash cost per silver ounce decreased from $3.59 and $3.59 in the third quarter of 1998 to $3.55 and $3.56 in the third quarter of 1999, respectively. The decreases in the cash operating and total cash cost per silver ounce were due to increased by-product metal production and an increase in the by-product zinc metal price. Total production costs per silver ounce increased from $4.93 per ounce in 1998 to $5.08 per ounce in 1999. The increase in the total production cost per silver ounce was attributable to increased depreciation at the Lucky Friday mine resulting from increased ore tons milled. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are offset against production costs in the calculation of costs per ounce of silver.

                      Hecla Mining Company and Subsidiaries

FINANCIAL CONDITION AND LIQUIDITY

     A substantial portion of the Hecla's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond Hecla's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profits and liquidity of Hecla. Hecla is subject to many of the same inflationary pressures as the U.S. economy in general. Hecla continues to implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that Hecla may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by Hecla have a much greater impact than inflation on Hecla's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements, and other property transactions can have a significant impact on the need for capital.

     At September 30, 1999, assets totaled approximately $275 million and shareholders' equity totaled approximately $141 million. Cash and cash equivalents increased by $3.6 million to $6.1 million at September 30, 1999 from $2.5 million at December 31, 1998.

     During the first nine months of 1999, approximately $15.9 million of cash was provided by financing activities. The major sources of cash were borrowings of long-term debt of $45.5 million and proceeds from common stock issuances, net of offering costs, of $12.1 million. These sources were partially offset by uses of cash, including repayments of long-term debt of $36.7 million, and payment of preferred stock dividends totaling $6.0 million.

     Operating activities provided approximately $3.4 million of cash during the first nine months of 1999. The primary sources of cash were from the industrial minerals segment, the Rosebud mine, the Greens Creek mine, and the Lucky Friday mine. Significant uses of cash included (1) a $5.9 million decrease in accounts payable and accrued expenses principally due to decreases associated with seasonal costs at MWCA and decreases at the La Choya mine as activity at the mine decreased in 1999; (2) $5.6 million for reclamation activities and other noncurrent liabilities, and (3) a $5.2 million increase in accounts and notes receivable due to the timing of shipments and cash receipts at Greens Creek, seasonal sales at MWCA, and increased sales at the K-T Clay group. Principal noncash charges included a provision for reclamation and closure costs of $28.0 million, depreciation,

                      Hecla Mining Company and Subsidiaries

depletion, and amortization of approximately $17.6 million, a reduction in carrying value of mining properties of $4.1 million, and the cumulative effect of change in accounting principle of $1.4 million, partly offset by gains on sales of properties, plants and equipment of $1.5 million.

     Hecla's investing activities used $15.7 million of cash during the first nine months of 1999. The most significant uses of cash were (1) additions to properties, plants, and equipment totaling $9.5 million, including significant additions at the La Camorra mine of $3.1 million, the Noche Buena project of $2.4 million, the Greens Creek mine of $2.1 million, and the industrial minerals segment of $1.5 million, and (2) the purchase of Monarch Resources Investments Limited, net of cash acquired, for $9.2 million. These uses of cash were partly offset by proceeds from disposition of properties, plants, and equipment during the first nine months of 1999 totaling approximately $2.0 million, principally from the sale of the corporate airplane.

     During 1999, Hecla has been actively marketing for the sale of its MWCA subsidiary. Letters of intent for the purchase of both the Colorado Aggregate and Mountain West Products divisions have been signed and it is anticipated that these transactions will close in the fourth quarter of 1999. Based on the signed letters of intent and anticipated selling price, Hecla recorded a carrying value adjustment to the assets of MWCA totaling $3.9 million in the third quarter of 1999. There can be no assurance that Hecla will be successful in closing the MWCA sale transactions.

     Hecla estimates that minimum capital expenditures, including capitalized interest, to be incurred during the remainder of 1999 will be approximately $4.2 million. These capital expenditures consist primarily of:

                        Property                   Expenditure
               ---------------------------        ------------

               La Camorra                         $2.4 million
               Greens Creek (29.7% interest)      $1.0 million
               Industrial minerals segment        $0.6 million
               Other                              $0.2 million

     These planned capital expenditures will depend, in large part, on Hecla's ability to obtain the required funds from operating activities, amounts available under its restated bank agreement and the possible issuance of additional equity. There can be no assurance that actual capital expenditures will be as projected based upon the uncertainties associated with the

                      Hecla Mining Company and Subsidiaries

estimates for capital projects, uncertainties associated with possible development projects, and Hecla's ability to generate adequate funding for the projected capital expenditures.

     Hecla's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that Hecla's joint venture partners will not default with respect to their portion of development costs and capital expenditures.

     During the first nine months of 1999, Hecla continued its feasibility study on the Noche Buena gold project in Mexico. Hecla completed fill-in drilling to 35-meter centers on the core of the deposit as well as step out drilling to expand the deposit. Additional metallurgical testing was also completed during 1999. However, at the current gold price, Hecla has decided to suspend development of this project. Hecla will reconsider the status of this project when the gold price returns to a higher level although there can be no assurance that Hecla will develop the Noche Buena project.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. During the first nine months of 1999, in two separate issuances, Hecla sold an aggregate of 4,738,807 shares of common stock realizing proceeds of approximately $11.9 million, net of issuance costs. Additionally, 1,603,998 warrants to purchase Hecla common stock were issued in connection with one of the issuances. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of $3.19 or 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. The warrants are exercisable until May 11, 2002. In September 1999, 97,000 warrants were exercised and Hecla issued 97,000 shares of its common stock. Proceeds of $0.2 million were realized from the exercise of the warrants. At September 30, 1999, 1,506,998 warrants remain outstanding. These equity issuances were sold under the above-described Registration Statement. To date, Hecla has issued $62.2 million of Hecla's common shares under the Registration Statement.

     At September 30, 1999, there was $28.5 million outstanding under Hecla's $55.0 million bank agreement classified as long-term debt. On May 7, 1999, Hecla amended its bank agreement. Under the revised terms of the bank agreement, the amount available to borrow remains at $55.0 million, subject to certain limitations. On June 25, 1999, Hecla entered into a first amendment to the bank

                      Hecla Mining Company and Subsidiaries

agreement which provided for the waiver of certain restrictive covenants, allowing Hecla to enter into a project financing facility to acquire MRIL, as discussed below. Hecla was in compliance with all restrictive covenants pursuant to the bank agreement as of September 30, 1999. Hecla also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of September 30, 1999. The amount available to borrow under the bank agreement is reduced by the $9.8 million principal amount of these bonds. At September 30, 1999, Hecla had the ability to borrow an additional $16.7 million under the bank agreement.

     On June 25, 1999, Hecla's newly acquired, wholly owned subsidiary, MRIL, entered into a credit agreement to provide project financing of up to $11.0 million, nonrecourse to Hecla, to finance the acquisition of MRIL. MRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the newly acquired La Camorra mine. MRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. MRIL borrowed $10.5 million, pursuant to the terms of the project financing agreement, which is repayable in nine semiannual payments beginning June 30, 2000. At September 30, 1999, MRIL had outstanding pursuant to the project financing agreement $10.5 million principal amount. In connection with the project financing agreement, as of June 25, 1999, Hecla entered into a subordinated loan agreement which provided a $3.0 million zero coupon loan, subordinate to Hecla's existing $55.0 million credit agreement, repayable in three annual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at September 30, 1999.
The terms of the subordinated loan agreement provide that Hecla must maintain compliance with the financial covenants of Hecla's $55.0 million credit agreement. The interest rates in the subordinated loan agreement and the project financing agreement are based on the London Interbank Offered Rates. Additionally, MRIL sold forward 306,045 ounces of gold on a quarterly basis over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce, and as a portion of the sale entered into an agreement at a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding volume of the above forward sales, commencing June 2000.

     Exploration expenditures for the remainder of 1999 are estimated to be approximately $0.7 to $1.2 million. Hecla's exploration strategy is to focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties, as well as grass roots and advanced stage projects. Accordingly, domestic exploration expenditures will be incurred principally at Rosebud and Greens Creek. Foreign exploration efforts in 1999

                      Hecla Mining Company and Subsidiaries

will center primarily on targets in Mexico and South America. There can be no assurances that actual exploration expenditures will be as projected.

     Hecla's planned environmental and reclamation expenditures during the fourth quarter of 1999 are expected to be approximately $4.0 to $5.0 million, principally for environmental and reclamation activities at the Grouse Creek mine, Bunker Hill Superfund site, the Coeur d'Alene River Basin, and the Cactus mine. There can be no assurances that actual environmental and reclamation expenditures will be as projected.

     Reserves for closure costs, reclamation and environmental matters totaled $51.6 million at September 30, 1999. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

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

     At September 30, 1999, Hecla had forward sales commitments through December 31, 2004 for 311,045 ounces of gold at an average price of $288 per ounce. Of the gold forward sales commitments, 306,045 were entered into as required under Hecla's $11.0 million project financing facility for the La Camorra gold mine. The estimated cost to close out these forward sales commitments was $11,511,000 as of September 30, 1999. The London Final gold price at September 30, 1999, was $299 per ounce. In connection with the $11.0 million project financing for the La Camorra gold mine, Hecla entered into a quarterly Gold Lease Rate Swap at a fixed

                      Hecla Mining Company and Subsidiaries

rate of 1.5% on 257,242 ounces of the aforementioned 306,045 gold forward sales, commencing June 2000. The estimated cost to close out the Gold Lease Rate Swap at September 30, 1999, was $2.9 million. Additionally, at September 30, 1999, Hecla had forward sales commitments through December 31, 2000 for 1,200,000 ounces of silver at an average price of $5.51 per ounce. If Hecla's forward silver sales commitments were closed on September 30, 1999, the estimated cost to close these commitments was approximately $115,000. The Handy & Harman silver price at September 30, 1999 was $5.61 per ounce. At September 30, 1999, Hecla had zinc swap contracts through December 2000 for 7,500 metric tonnes of zinc at an average price of $0.508 per pound. The estimated cost to close out these zinc swaps was approximately $387,000 as of September 30, 1999. The LME cash zinc price at September 30, 1999, was $0.535 per pound. Additionally at September 30, 1999, Hecla had lead swap contracts through July 2000 for 4,500 metric tonnes of lead at an average price of $0.245 per pound. The estimated fair value of these lead swaps was approximately $108,000 as of September 30, 1999. The LME cash lead price at September 30, 1999, was $0.228 per pound. The nature and purpose of the forward sales contracts, however, do not presently expose Hecla to any significant net loss. All of these contracts were designated as hedges as of September 30, 1999.

     During the first quarter of 1999, Hecla sold call options for 1,350,000 ounces of silver through December 31, 1999, at an average strike price of $5.33 per ounce. Hecla received a premium of $460,000 for the sale of these call options. During the third quarter of 1999, Hecla sold call options for 300,000 ounces of silver through June 30, 2000 at an average strike price of $5.50 per ounce. Hecla received a premium of $99,000 for the sale of the call options. Through September 30, 1999, Hecla has recognized revenue of $281,000 from expired call option contracts and a mark to market adjustment of the call options as of September 30, 1999. These contracts are not designated as hedges and are subject to revenue recognition based upon the changes in the fair market value of the contracts. These contracts are designed to provide some price protection, to the extent of the amount of the premium received, in the event of a decline in the price of silver. They also limit the maximum price that Hecla may receive on a portion of Hecla's silver production to the strike price of the call options plus the premium received.

     Hecla is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see Part II, Item 1, Legal Proceedings and Note 8 of Notes to Consolidated Financial Statements). Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it

                      Hecla Mining Company and Subsidiaries

is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial position of Hecla and its subsidiaries. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in future periods.

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

     Hecla's primary IS were originally evaluated in 1996, and out of 2,300 programs, 850 were identified that required modification. All of the 850 programs have been modified, installed and tested by Hecla's information services department. End user testing is complete. Hecla's other IS's have been evaluated and are compliant systems. Remediation and contingency plans are complete.

     Inventories and assessments of non-IS systems have been completed by all thirteen teams. Remediation efforts have been implemented, where necessary. Contingency plans have been developed for all major components in case of system failures surrounding the Year 2000.

     Hecla is utilizing independent consultants to oversee the Year 2000 project as well as to perform certain remediation efforts. In addition, progress on the Year 2000 project is also monitored by senior management, and reported to the Board of Directors at each respective meeting.

                      Hecla Mining Company and Subsidiaries

     Hecla has identified critical suppliers, as well as other essential service providers, and has surveyed their Year 2000 compliancy. Based on expected compliance dates expressed by some of these critical suppliers and other service providers, continued follow-up is required to fully assess their state of readiness for the Year 2000. These follow-up activities will occur throughout 1999. For other suppliers and service providers, risk assessments and contingency plans, where necessary, were finalized by the end of the third quarter of 1999. Hecla has taken the above-described steps to address issues surrounding suppliers and service providers; however, Hecla has no direct ability to influence other parties' compliance actions.

     Contingency plans for Year 2000 related business interruptions have been developed and include, but are not limited to, the development of emergency backup recovery procedures, replacing automated processes with manual processes, identification of alternate suppliers, and increasing raw material supplies and finished goods inventory prior to December 31, 1999. Substantially all plans were completed by the end of the third quarter of 1999, but ongoing monitoring will continue throughout 1999.

     Hecla's most likely potential risk is a temporary inability to process and ship its products, as well as the inability of some customers to order and pay on a timely basis.

     Incremental costs directly related to Year 2000 issues are estimated to be $175,000 from 1998 to 2000, of which approximately $111,000 has been spent as of September 30, 1999. Hecla's current estimate of expected costs is based upon work performed to date, and depending on the results of future work, the cost estimate may increase. This estimate assumes that Hecla will not incur significant Year 2000 costs on behalf of its suppliers or customers.

     Hecla's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While Hecla is taking steps it believes to be necessary to prevent any major interruption to its business activities, that will depend in part, upon the ability of third parties to be Year 2000 compliant.

     The foregoing Year 2000 disclosures are based on Hecla's current expectations, estimates and projections. Hecla believes it has taken the necessary actions to mitigate the effect of Year 2000 risks, although Hecla is not able to eliminate the risks or to estimate the ultimate effect Year 2000 will have on Hecla's

                      Hecla Mining Company and Subsidiaries

operating results and financial condition. Some factors, many of which are outside the control of Hecla including the failure of customers, suppliers, governmental entities and others to achieve compliance, could affect Hecla's ability to avoid disruptions or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

New Accounting Pronouncement

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Hecla is presently evaluating the affect the adoption of this standard will have on Hecla's financial condition, results of operations, and cash flows.

Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities include "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative instruments held by Hecla at September 30, 1999, which are sensitive to changes in interest rates and commodity prices. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 1998 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At September 30, 1999, Hecla's debt is subject to changes in market interest rates and is sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

                      Hecla Mining Company and Subsidiaries

     The following table presents principal cash flows for debt outstanding at September 30, 1999, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.


                                                      (in thousands)

                                                                                                               Fair
                             1999       2000       2001       2002        2003      Thereafter     Total       Value
                           --------   --------   --------   ---------   ---------   ----------   ---------   ---------
Bank credit agreement       $   - -    $   - -    $   - -    $ 12,500    $ 12,500    $  - -       $ 25,000    $ 25,000

Average interest rate         8.25%      8.18%      8.75%       8.96%       9.15%       - -%

Revenue bonds               $   - -    $   - -    $   - -    $    - -    $    - -    $ 9,800      $  9,800    $  9,800

Average interest rate         3.85%      3.91%      4.19%       4.39%       4.55%      4.65%

Project financing debt      $   - -    $   500    $ 3,000    $  3,000    $  3,000    $ 1,000      $ 10,500    $ 10,500

Average interest rate         8.50%      8.43%      9.00%       9.21%       9.40%      9.60%

Subordinated bank debt      $   - -    $   - -    $   - -    $    - -    $  2,000    $ 1,000      $  3,000    $  3,000

Average interest rate        10.00%      9.93%     10.50%      10.71%      10.90%     11.10%


Commodity-Price Risk Management

Hedging

     Hecla uses commodity forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts are designated as hedges at September 30, 1999.

     The following table provides information about Hecla's forward sales commitments and commodity swap contracts at September 30, 1999. The table presents the notional amount in ounces or tonnes, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between October 29, 1999, and December 31, 2004.

                      Hecla Mining Company and Subsidiaries


                                 Expected     Expected      Expected     Expected     Expected      Expected     Estimated
                                 Maturity     Maturity      Maturity     Maturity     Maturity      Maturity        Fair
                                   1999         2000          2001         2002         2003          2004          Value
                                ----------   -----------   ----------   -----------  -----------   -----------   ---------
Forward contracts:
  Gold sales (ounces)             27,681         52,196       62,010       60,428       59,802        48,928
  Future price (per ounce)      $    284      $     288     $    288     $    288     $    288      $    288
  Contract amount (in $000's)   $  7,865      $  15,045     $ 17,874     $ 17,418     $ 17,238      $ 14,103      $ (11,511)

  Silver sales (ounces)              - -      1,200,000          - -          - -          - -           - -
  Future price (per ounce)      $    - -      $    5.51     $    - -     $    - -     $    - -      $    - -
  Contract amount (in $000's)   $    - -      $   6,606     $    - -     $    - -     $    - -      $    - -      $    (115)

Swap contracts:
  Zinc (tonnes)                    1,500          6,000          - -          - -          - -           - -
  Future price (per pound)      $  0.500      $   0.510     $    - -     $    - -     $    - -      $    - -
  Contract amount (in $000's)   $  1,654      $   6,743     $    - -     $    - -     $    - -      $    - -      $    (387)

  Lead (tonnes)                    1,500          3,000          - -          - -          - -           - -
  Future price (per pound)      $  0.245      $   0.245     $    - -     $    - -     $    - -      $    - -
  Contract amount (in $000's)   $    810      $   1,620     $    - -     $    - -     $    - -      $    - -      $     108


     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 257,242 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 2000, in accordance with the expiration of the forward gold contracts. The estimated cost to close out the Gold Lease Rate Swap at September 30, 1999 was $2,867,000.

Trading

     During the first nine months of 1999, Hecla sold call options for 1,650,000 ounces of silver through June 30, 2000, at an average strike price of $5.36. Hecla sold the call options to provide additional cash flow. The sale of the options are designed to provide some price protection, to the extent of the amount of the call premium received, in the event of a decline in the price of silver. These contracts also limit the maximum that Hecla may receive on a portion of Hecla's silver production to the strike price of the options plus the premium received. Hecla is exposed to price risk on these call options, and the value of the call options are marked to market with a gain or loss, if any, recorded in earnings. Through September 30, 1999, Hecla has recognized revenue of $281,000 from expired call option contracts and a mark to market adjustment.

                      Hecla Mining Company and Subsidiaries

     The following table provides information about Hecla's silver call options at September 30, 1999. The table presents the notional amount in ounces, the weighted average strike price, and the total-dollar contract amount expected by the maturity dates, which occur between October 30, 1999, and June 30, 2000.



                                              Expected     Estimated    Estimated     Estimated
                                              Maturity      Fair        Maturity        Fair
                                                1999        Value          2000         Value
                                              --------     ---------    ---------     ----------
Sold call options:
  Silver calls (ounces)                          450,000                   300,000
  Weighted average strike price (per ounce)   $     5.33                  $   5.50
  Contract amount (in $000's)                 $    2,400    $    (12)   $    1,650    $    (13)


                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site. As of September 30, 1999, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.7 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

Coeur d'Alene River Basin Natural Resource Damage Claims

- Coeur d'Alene Tribe Claims

     In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against Hecla and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the tribe alleges some ownership or control. Hecla answered the tribe's complaint denying liability for natural resource damages. In October 1996, following a court imposed four-year suspension of the proceeding, the tribe's natural resource damage litigation was consolidated with the United States Natural Resources Damage litigation described below for discovery and other limited pretrial purposes.

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

                      Hecla Mining Company and Subsidiaries

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The case is proceeding through discovery. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. On September 30, 1999, the court issued an order on one of the defendant's challenge to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all

                      Hecla Mining Company and Subsidiaries

liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer is providing Hecla with a partial defense in all Basin environmental litigation. As of September 30, 1999, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $8.0 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warrants. Legal counsel retained by the insurance company for K-T Clay will seek removal of the case to Federal Court in Arkansas and has answered the compliant denying liability. Although the outcome cannot be assured, Hecla believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

     On October 22, 1998, Hecla, certain affiliates, and contractors were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the prior operations at the now shut-down Cactus Gold mine located near Mojave, California. The plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the

                      Hecla Mining Company and Subsidiaries

plaintiffs. The plaintiffs seek monetary damages for general negligence, nuisance, trespass, statutory violations, ultra-hazardous activities, strict liability, and other torts. Hecla has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. One carrier has agreed to provide a partial defense of the litigation costs. Hecla has retained outside counsel to defend Hecla. Based on a prior health risk assessment completed for the operation as required by the State of California and information obtained from the plaintiffs in early discovery in the litigation, Hecla believes the allegations are without merit. In addition, legal counsel for plaintiffs have filed voluntary dismissals on behalf of a portion of the plaintiffs named in the litigation.

     Hecla is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial condition of Hecla. However, it is possible that these matters could have a material effect on quarterly or annual operating results, when they are resolved, in future periods.

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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  November 10, 1999      By   /s/ Arthur Brown
                                ---------------------------------
                                Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  November 10, 1999      By   /s/ Lewis E. Walde
                                ---------------------------------
                                Lewis E. Walde,
                                   Assistant Controller
                                   (Chief Accounting Officer)

                                  Exhibit Index


Exhibit
  No.           Description
--------        --------------


12              Fixed Charge Coverage Ratio Calculation

27              Financial Data Schedule