Form 10-K405
period 1999-12-31
HECLA MINING CO/DE/
filed 2000-03-28
CIK 719413

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

Commission File No.                     1-8491
                   -------------------------------------------------------------


                              HECLA MINING COMPANY
--------------------------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

          Delaware                                               82-0126240
------------------------------------                      ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

     6500 Mineral Drive
     Coeur d'Alene, Idaho                                       83815-8788
-------------------------------------                     ----------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code              208-769-4100
                                                          ----------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                     which each class is registered
----------------------------------------------    ------------------------------
     Common Stock, par value $0.25 per share  )
     Preferred Share Purchase Rights for      )
     Series B Cumulative Convertible Preferred)       New York Stock Exchange
     Stock, par value $0.25 per share         )       -----------------------
----------------------------------------------


     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  XX . No     .
    ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting Common Stock held by nonaffiliates was $99,866,762 as of March 15, 2000. There were 66,782,464 shares of the Registrant's Common Stock outstanding as of March 15, 2000.

Documents incorporated by reference herein:

      To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Registrant, which will be filed with the Com-mission pursuant to Regulation 14A within 120 days of the end of the Registrant's 1999 fiscal year is incorporated herein by reference. See Part III.

                                     Part I

Item 1.        Business.

General

     Hecla Mining Company (Hecla), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead and zinc, and certain industrial minerals. Hecla owns or has interests in a number of precious and nonferrous metals properties and industrial minerals businesses. In 1999, Hecla's attributable gold and silver production was approximately 110,000 ounces and 7.6 million ounces, respectively. Hecla also shipped approximately 1,154,000 tons of industrial minerals products during 1999, including ball clay, kaolin, feldspar and specialty aggregates. Additionally, Hecla shipped approximately 1,091,000 cubic yards of landscape material from its MWCA subsidiary in 1999.

     The principal executive offices of Hecla are located at 6500 Mineral Drive, Coeur d'Alene, Idaho 83815-8788, telephone (208) 769-4100.

     Statements made which are not historical facts, such as anticipated production, costs or sales performance, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. These risks and uncertainties include, but are not limited to, metals price volatility, volatility of metals production, industrial minerals market conditions and project development risks. (See Investment Considerations). Hecla does not undertake to update any forward-looking statements.

     Hecla's principal producing metals properties include the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America; the Greens Creek silver mine, located near Juneau, Alaska, a large polymetallic mine in which Hecla owns a 29.73% interest; the Rosebud gold mine, located near Winnemucca, Nevada, in which Hecla owns a 50% interest, and where operations began in March 1997; the La Choya gold mine, located in Sonora, Mexico, where mining was completed in December 1998; and the La Camorra mine, located in the State of Bolivar, Venezuela, which Hecla acquired in June 1999 and where operations recommenced in October 1999.


------------------------
1    For definitions of certain mining terms used in this description, see
"Glossary of Certain Mining Terms" at the end of Item 1, of this Form 10-K, page 38.

     The following table presents certain information regarding Hecla's metal mining and development properties, including the relative percentage each contributed to Hecla's 1999 revenues:

                    Date        Ownership    Percentage of
Name of Property    Acquired    Interest     1999 Revenue(1)
----------------    --------    ---------    ------------

   Greens Creek       1988         29.73%           14.8%
   Lucky Friday       1958         100.0%           14.7%
   Rosebud            1994          50.0%            9.6%
   La Camorra         1999         100.0%            2.6%
   La Choya           1991         100.0%            2.0%

------------------
(1) In addition to the percentage contributions of revenue from the metal mines, the industrial minerals segment contributed 55.0% of revenue in 1999 and hedging activities contributed 1.3%.

     In 1999, Hecla's industrial minerals segment consisted of Kentucky-Tennessee Clay Company (ball clay and kaolin divisions), K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V. and MWCA, Inc. MWCA operated two divisions: the Colorado Aggregate division and the Mountain West Products division. Hecla's industrial minerals segment is a significant producer of three of the four basic ingredients required to manufacture ceramic and porcelain products, including sanitaryware, pottery, dinnerware, electric insulators and tile. At current production rates, Hecla has over 20 years of Proven and Probable ore reserves of ball clay, kaolin and feldspar.

     Hecla has experienced net losses for each of the last nine years. For the year ended December 31, 1999, Hecla reported a net loss of approximately $40.0 million (before preferred stock dividends of $8.1 million), or $0.64 per share of common stock, compared to a net loss of approximately $0.3 million (before preferred stock dividends of $8.1 million), or $0.01 per share of common stock, for the year ended December 31, 1998. The 1999 increased net loss was due to a variety of factors, the most significant of which were 1999 adjustments totaling $32.3 million. The 1999 adjustments included $27.6 million for future environmental and reclamation expenditures, principally at the Grouse Creek property and the Bunker Hill Superfund site, and asset writedowns of $4.7 million.

     Hecla's strategy is to focus its efforts and resources on expanding its gold and silver reserves and industrial minerals operations through both acquisition and exploration efforts. In order to provide funds for possible metals and other industrial minerals expansion, as well as to reduce indebtedness, Hecla decided to sell MWCA. Based on the estimated sales price for the two divisions of MWCA, Hecla recorded an adjustment in 1999 totaling $4.4 million to write down the book value of MWCA in excess of the anticipated sales price. Hecla completed a sales transaction for the Mountain West Products division of MWCA in March 2000. The Colorado Aggregate division is expected to close later in 2000, although there can be no assurance that the sales transaction will be completed.

     Hecla's domestic exploration plan for 2000 consists primarily of exploring for additional reserves at, or in the vicinity of, its domestic owned properties. Hecla's foreign exploration plan for 2000 will focus on exploration targets in Mexico and South America. At the same time, Hecla intends to continue to evaluate acquisition and other exploration opportunities.

     Hecla's revenues and profitability are strongly influenced by global prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors on Hecla cannot be accurately predicted.

     Sales of metal concentrates and metal products are made principally to custom smelters and metal traders. Industrial minerals are sold principally to domestic, Mexican, and other foreign manufacturers and wholesalers. The percentage of revenue contributed by each class of product is reflected in the following table:

                                             Years
                                   -------------------------
          Product                  1999      1998      1997
     -----------------             ----      ----      ----

     Gold                          15.8%     21.2%     34.9%
     Silver, lead and zinc         29.2      26.0      19.7
     Industrial minerals           45.6      44.4      38.4
     All others(1)                  9.4       8.4       7.0

          (1) All others include sales from MWCA-Mountain West Products division exclusive of scoria sales.

     For information with respect to export sales, refer to Note 11 of Notes to Consolidated Financial Statements forming part of Hecla's audited Consolidated Financial Statements for the year ended December 31, 1999.

     The table below summarizes Hecla's production and average cash operating cost, average total cash cost and average total production cost per ounce for gold and silver for each period indicated:

                                             Years
                                ----------------------------------
   Products                       1999         1998         1997
   --------                     --------     --------     --------

   Gold (ounces)(1)              110,110      127,433      174,164
   Silver (ounces)(2)          7,617,362    7,244,657    5,147,009
   Lead (tons)(2)                 35,195       34,455       24,995
   Zinc (tons)(2)                 23,299       20,155       16,830

   Average cost per ounce of gold produced:

   Cash operating cost           $   195      $   177     $    166
   Total cash cost               $   205      $   189     $    173
   Total production cost         $   298      $   262     $    239

   Average cost per ounce of silver produced:

   Cash operating cost           $  3.72      $  3.96     $   3.58
   Total cash cost               $  3.72      $  3.96     $   3.58
   Total production cost         $  5.25      $  5.37     $   5.42

   Industrial minerals
   (tons shipped)              1,192,281    1,114,987    1,025,993


   (1) The decrease in gold production from 1998 to 1999 was principally due to decreased production at La Choya of 28,108 ounces resulting from completion of mining activities in December 1998 and decreased production at Rosebud of 9,167 ounces. These decreases were partly offset by production of 17,340 gold ounces at the La Camorra mine acquired by Hecla in June 1999. The decrease in gold production from 1997 to 1998 was principally due to decreased production at La Choya of 38,205 ounces due to completion of mining activities in December 1998 and decreased production at Grouse Creek of 27,158 ounces due to the suspension of operations in April 1997. These decreases were partially offset by increased production at Rosebud of 18,522 ounces due to operating a full year in 1998 versus nine months in 1997.

   (2) The increases in silver, lead and zinc production from 1998 to 1999 were principally due to increased tons mined from the Lucky Friday expansion area in 1999 and increased grade and tons mined at Greens Creek. Increased silver, lead and zinc production from 1997 to 1998 was principally due to increased production at Lucky Friday due to increased silver grade and increased tons mined from the Lucky Friday expansion area in 1998 and increased silver production at Rosebud due to increased tons mined. These increases were partially offset by decreased silver, lead and zinc production at Greens Creek and other idle properties.

Metals - Silver Segment

Lucky Friday Mine - Idaho

     The Lucky Friday mine, a deep underground silver and lead mine, located in northern Idaho and 100% owned by Hecla, has been a producing mine for Hecla since 1958.

     The principal ore-bearing structure at the Lucky Friday mine through 1997 was the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The orebody is located in the Revett Formation which is known to provide excellent host rocks for a number of orebodies in the Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday Vein. The major part of the orebody has extended from the 1200-foot level to and below the 6020-foot level, which is currently being developed.

     During 1991, Hecla discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property about 5,000 feet northwest of the then existing Lucky Friday workings. In an extensive exploration program in 1992, Hecla undertook an underground evaluation of the Gold Hunter property mineralization. The program referred to now as the Lucky Friday expansion project, discovered mineralization containing significant amounts of silver and lead in an area accessible from the 4050-foot level of the Lucky Friday mine. The exploration program and a preliminary feasibility study were completed during 1993. In 1994, Hecla approved the first phase of development of the Lucky Friday expansion project. The first phase consisted primarily of driving an access drift from the 4900-foot level of the Lucky Friday workings, which intersected the Gold Hunter ore zone approximately 850 feet below the previously explored area. The access drift advanced 3,000 feet in 1995, and exploratory drilling started in the second quarter of 1996. A final feasibility study was completed in 1997, and Hecla's Board of Directors approved a $16.0 million development plan. Initial production from the project was achieved in 1997, and full production was reached on schedule in the second quarter of 1998.

     Hecla controls the Gold Hunter property under a long-term operating agreement which entitles Hecla, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. Hecla will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties. As of December 31, 1999, unrecouped costs totaled approximately $30.3 million.

     The principal mining method at the Lucky Friday mine is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

     The ore produced from the mine is processed in a 1,100 ton per day conventional flotation mill. In 1999, ore was processed at a rate of approximately 1,016 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 1999, approximately 94% of the silver, 93% of the lead and 41% of the zinc were economically recovered.

     The Lucky Friday mine/mill facility, surface and underground equipment are in good working condition. The mill was originally constructed approximately 40 years ago. Hecla maintains and modernizes the plant and equipment on an ongoing basis to keep the plant and equipment in good physical and operating condition. The net book value of the Lucky Friday mine property and its associated plant and equipment was approximately $38 million as of December 31, 1999.

     Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. Total reclamation expense recognized in 1999 was approximately $35,600 which included $18,400 for reclamation activities performed in 1999 and an accrual of $17,200 for future reclamation activities.

     Even though recent historical total production costs have exceeded revenues realized from the sale of recovered metals, based upon management's estimates of metal to be recovered and considering estimated future production costs and metals prices, Hecla's management believes that the carrying value of the Lucky Friday mine is recoverable from future undiscounted cash flows generated from operations and the estimated salvage value of the surface plant, equipment and the value associated with property rights. In evaluating the carrying value of the Lucky Friday mine, Hecla used metals prices of $5.50 per silver ounce in 2000 and then $6.00 silver thereafter; $0.25 per lead pound in 2000, $0.27 lead in 2001 and then $0.30 lead thereafter; and $0.55 per zinc pound in 2000 and then $0.52 zinc thereafter. These prices were utilized as Hecla's management believes that they are reasonable estimates of prices over the remaining life of the mine.

     In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, Hecla uses near-term estimates of metal prices to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs currently being experienced at the Lucky Friday mine adjusted for anticipated changes resulting from the execution of Hecla's mine production plan. Based upon these projected factors, Hecla currently estimates that future cash and total production costs per ounce of silver produced over the remaining life of the mine would be approximately $4.28 and $5.65, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metal prices, there can be no assurance that actual results will correspond to these estimates.

     Historically, the Lucky Friday silver-lead concentrate has been shipped primarily to the ASARCO smelter in East Helena, Montana. With the increased production starting in 1998 from the Gold Hunter orebody, the silver-lead concentrates have been shipped to several different smelters in Canada, the United States, Mexico and Europe. In 2000, it is anticipated that the Lucky Friday silver-lead concentrate production will be shipped to ASARCO's smelter in East Helena, Montana, to Met-Mex Penoles' smelter in Torreon, Coahuila, Mexico, to Cominco's smelter in Trail, British Columbia, Canada, and to Noranda's smelter in Belledune, New Brunswick, Canada.

     The Lucky Friday zinc concentrates are shipped to Cominco's smelter in Trail, British Columbia, Canada.

     Based on Hecla's experience in operating deep mines in the Coeur d'Alene Mining District, where the persistence of mineralization to greater depths may be reliably inferred from operating experience and geological data, Hecla's policy is to develop new levels at a minimum rate consistent with the requirements for uninterrupted and efficient ore production. A new level is developed and brought into production only to replace diminishing ore reserves from levels being mined out. The length and strength of the orebodies have not materially diminished on the lowest developed level of the mine. Based upon this factor, drilling data and extensive knowledge of the geologic character of the deposit, and many years of operating experience in the Lucky Friday mine and Coeur d'Alene Mining District, there are no geologic factors known at present that appear to prevent the assumed continuation of the Lucky Friday and Gold Hunter orebodies for a considerable distance below the lowermost working level. Although there can be no assurance of the extent and quality of the mineralization that may be developed at greater depths, the existing data and operating experience justify, in the opinion of Hecla's management and based upon industry standards, the conclusion that the mineralization will extend well below the lowest developed levels.

     Information with respect to the Lucky Friday mine's production, average cost per ounce of silver produced and Proven and Probable ore reserves for the past three years is set forth in the table below:

                                            Years
                               ------------------------------------
Production                        1999          1998         1997
-----------                     --------      --------     --------

Ore milled (tons)                309,953       263,502      193,399
Silver (ounces)                4,441,250     4,137,135    1,943,373
Gold (ounces)                        655           925          853
Lead (tons)                       27,613        27,708       19,270
Zinc (tons)                        2,926         2,648        3,168

Average Cost per Ounce
of Silver Produced
------------------

Cash operating costs             $  4.90       $  4.71     $   5.47
Total cash costs                 $  4.90       $  4.71     $   5.47
Total production costs           $  5.85       $  5.59     $   6.72


Proven and Probable
Ore Reserves(1,2,3)            12/31/99      12/31/98     12/31/97
-------------------            --------      --------     --------

Total tons                     1,669,450     1,220,820    1,388,590
Silver (ounces per ton)             15.1          15.9         14.8
Lead (percent)                       9.6          10.5         10.2
Zinc (percent)                       1.6           1.8          1.9
Contained silver (ounces)     25,179,141    19,459,256   20,532,121
Contained lead (tons)            160,693       128,748      141,470
Contained zinc (tons)             26,895        21,965       25,703

--------------------------

(1) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

(2) Hecla's Lucky Friday mine ore reserves increased, in 1999 from 1998, in metal content but decreased in grade of silver, lead and zinc due to additional diamond drilling and incorporation of the information in a new, in-house estimate of reserves. The mine uses a combination of geostatistical and traditional methods to estimate reserves.

(3) Reserves are in-place material that incorporate estimates of waste dilution and expected mining recovery. Mill recoveries are expected to be 94% of silver, 93% of lead and 45% of zinc for the in-place reserves stated above.

     At December 31, 1999, there were 210 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 1, 2002. Avista Corporation supplies electrical power to the Lucky Friday mine.

Greens Creek Mine - Admiralty Island, Alaska

     At December 31, 1999, Hecla held a 29.73% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint venture arrangement with Kennecott Greens Creek Mining Company (KGCMC), the manager of the mine and a wholly owned subsidiary of Kennecott Corporation. The Greens Creek mine is a polymetallic deposit containing silver, zinc, gold and lead.

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

     Environmental permitting during the reopening project included obtaining regulatory agency approval of the updated General Plan of Operations and Large Mine Permit. The approvals included revisions to appendices regarding fresh water monitoring, tailings site operation and maintenance, development rock management and water systems operation. Other actions included Forest Service approval to house production workers in a worker-camp at Hawk Inlet, and State of Alaska legislative changes allowing extended working shifts for miners. State of Alaska permitting action included renewal of the Air Quality Permit by the Alaska Department of Environmental Control. Permits that were in-progress at the end of 1999 included the Alaska Department of

Environmental Control solid waste permit for tailings disposal and renewal of the mine waste-water discharge permit. As part of a settlement for civil penalties associated with past discharges, Greens Creek is under an Administrative Consent Decree with the Environmental Protection Agency.

     Currently, Greens Creek is mining approximately 1,600 tons per day underground from the 200 South, the Southwest and West ore zones. Ore from the underground trackless mine is milled at the mine site. The mill produces gold/silver dore; and lead, zinc and bulk concentrates. The dore is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. A lesser amount of the concentrates are sold to metal merchants under short-term agreements. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

     A land exchange agreement was approved by Congress and signed into law by President Clinton on April 1, 1996. The joint venture secured private property equal to a value of $1.0 million and transferred title to the U.S. Forest Service. Greens Creek thereby received access to approximately 7,500 acres of land with potential mining resources surrounding the existing mine. Production from new ore discoveries on the exchange lands will be subject to the federal royalties included in the land exchange agreement. The federal royalties are based on a defined calculation that is similar to the calculation of net smelter return and are equal to 0.75% or 3% of the calculated amount depending on the value of the ore extracted.

     Exploration efforts in 1997 at Greens Creek discovered an extension to the Southwest ore zone called the 200 South ore deposit. Definition drilling during 1998 on the new 200 South ore zone resulted in important additions to the mine's Proven and Probable ore reserves. Drilling continued in 1999, resulting in net additions to the 200 South and other reserves, sufficient to approximately replace production.

     As of December 31, 1999, there were 266 employees at the Greens Creek mine. The employees at the Greens Creek mine are not represented by a bargaining agent. At December 31, 1999, Hecla's interest in the net book value of the Greens Creek mine property and its associated plant and equipment was $65.4 million.

     Based upon management's estimates of metal to be recovered and considering estimated future production costs and metals prices, Hecla's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, Hecla used metals prices of $300 per gold ounce in 2000 and $325 gold thereafter; $5.50 per silver ounce in 2000 and $6.00 silver thereafter; $0.25 per lead pound in 2000, $0.27 lead in 2001 and $0.30 lead thereafter; and $0.55 per zinc pound in 2000 and $0.52 zinc thereafter. These prices were utilized as Hecla's management believes that they are reasonable estimates of average prices over the remaining life of the mine. In contrast to longer-term prices used for estimating life-of-mine revenues and resultant cash flows, Hecla uses near-term estimates of metals prices, process recoveries and smelter terms to estimate ore reserves as they more closely reflect the current economic conditions at the measurement date. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, Hecla estimates that future cash and total production costs per ounce of silver produced over the remaining life of the mine would be $2.39 and $5.35, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metals prices, there can be no assurance that actual results will correspond to these estimates.

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

     The estimated ore reserves for the Greens Creek mine are computed by Kennecott Greens Creek Mining Company's geology and engineering staff with technical support from Kennecott Corporation. Geologic interpretations and reserve methodology are reviewed by Hecla, but the reserve compilation is not independently confirmed by Hecla in its entirety. Information with respect to Hecla's 29.73% share of production, average cost per ounce of silver produced and Proven and Probable ore reserves is set forth in the table below:

                                Years (reflects 29.73% interest)
                              -------------------------------------
Production                      1999          1998          1997
----------                    ---------     ---------     ---------

Ore milled (tons)               171,946       160,567       145,676
Silver (ounces)               3,050,849     2,823,660     2,889,265
Gold (ounces)                    23,802        18,008        16,604
Zinc (tons)                      20,373        17,507        13,662
Lead (tons)                       7,582         6,747         5,725

Average Cost per
Ounce of Silver Produced
------------------------

Cash operating costs           $   1.99       $  2.86      $   2.31
Total cash costs               $   1.99       $  2.86      $   2.31
Total production costs         $   4.37       $  5.06      $   4.55

Proven and Probable
Ore Reserves(1,2,3,4)         12/31/99      12/31/98      12/31/97
---------------------        ----------    ----------    ----------

Total tons                    2,977,960     2,901,028     2,494,085
Silver (ounces per ton)            16.2          15.4          18.6
Gold (ounces per ton)              0.14          0.14          0.15
Zinc (percent)                     11.9          12.3          12.7
Lead (percent)                      4.5           4.5           4.5
Contained silver (ounces)    48,324,528    44,733,855    46,467,846
Contained gold (ounces)         403,552       411,946       369,173
Contained zinc (tons)           354,657       357,407       317,497
Contained lead (tons)           133,194       130,836       112,234

-----------------------

(1) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

(2) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Payable recoveries of ore reserve grades by smelters and refiners are expected to be 66% for silver, 50% for gold, 67% for zinc and 62% for lead.

(3) The changes in reserves in 1999 versus 1998 were due to property-wide reassessment of the ore zones. KGCMC made new estimates of reserves based on drill programs for the 200 South, 5250, West, West Bench, and Deep Lower Southwest zones. All ore reserves were retabulated based on a new net smelter return model. The increase in silver ounces in 1999 versus 1998 is primarily attributable to upward revisions in estimated silver grade in the 200 South zone.

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

Metals - Gold Segment

Rosebud Gold Mine - Nevada

     The Rosebud Gold Mine, in which Hecla has a 50% interest, is located in the Rosebud Mining District, in Pershing County, Nevada. The Rosebud property consists of a 100% interest in three patented lode-mining claims, 786 unpatented lode-mining claims and four additional patented lode-mining claims currently under lease. Additionally, Rosebud has a majority interest in 48 lode-mining claims held under a joint venture agreement with N.A. Degerstrom Inc. The total 841 claims cover approximately 17,000 acres and collectively comprise the "Rosebud mine." Patent application has been made on the 13 claims that contain all of the Proven and Probable ore reserves. The Rosebud mine may be reached from Winnemucca, Nevada, by travelling west a distance of approximately 58 miles on an all-weather gravel road. At December 31, 1999, Hecla's interest in the net book value of property, plant and equipment at the Rosebud mine totaled $6.2 million.

     On September 6, 1996, Hecla and Santa Fe Pacific Gold Corporation (Santa
Fe) entered into a 50/50 joint venture agreement to develop the Rosebud mine. Pursuant to the agreement, a limited liability corporation (The Rosebud Mining Company, LLC) was established to develop the Rosebud gold property with each party owning a 50% interest. In May 1997, Santa Fe was merged into Newmont Gold Company. Newmont thus became the successor in interest to Santa Fe's portion of The Rosebud Mining Company, LLC. Under the terms of the agreement, Hecla manages the mining activities and the ore is hauled via truck approximately 110 miles to Newmont's Twin Creeks Pinon mill for processing. In late 1999, Newmont indicated its intent to participate at a somewhat reduced level in the future, with its interest being diluted according to the agreement. Hecla estimates that its interest in the Rosebud property increased to 51.36% effective January 1, 2000.

     Mine-site construction began during September 1996 and was completed during March 1997. The mine commenced operations in March 1997. Capital expenditures to bring the mine into production totaled $18.7 million. Newmont funded the first $12.5 million of mine-site development and also funded costs of road and mill facility improvements which were completed during 1997. Newmont also contributed to the joint venture exploration property located near the Rosebud property and funded the first $1.0 million in exploration expenditures and two-thirds of all exploration expenditures beyond the initial $1.0 million.

     In 1993, Hecla sold, for $2.5 million, a 2.5% net smelter return royalty and an option to purchase an additional 1.5% net smelter return royalty on the Rosebud property to Euro-Nevada Mining Corporation Inc. (Euro-Nevada). The option for the additional 1.5% royalty was exercised by Euro-Nevada in the fourth quarter of 1996. The proceeds of $2.5 million were retained by Hecla under the terms of the agreement with Newmont.

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

     Total mine production during 1999 averaged 738 tons per day of ore. Ore grades milled were 0.42 gold ounce per ton and 1.48 ounces of silver per ton. The ore produced from the mine is processed in a conventional carbon-in-leach circuit. The mill produces a high quality gold-silver dore. During 1999, 95.1% of the gold and 59.1% of the silver processed at the mill were economically recovered. Hecla's share of 1999 production was approximately 56,000 gold ounces and 124,000 silver ounces.

     The following table presents information with respect to Hecla's 50% share of production, the average cost per ounce of gold produced and Proven and Probable ore reserves for the Rosebud Project as of the dates indicated:

                                     Years (reflects 50% interest)
                                   ---------------------------------
                                     1999         1998        1997
                                   --------     --------    --------

Production
-----------------------

Ore milled                          140,351     171,493       99,050
Gold recovered (ounces)              56,329      65,496       46,974
Silver recovered (ounces)           123,953     278,290      168,584

Average Cost per Ounce
of Gold Produced
----------------------

Cash operating costs                  $ 184       $ 157        $ 137
Total cash costs                      $ 199       $ 176        $ 156
Total production costs                $ 301       $ 274        $ 263

Proven and Probable
Ore Reserves (1,2,3)               12/31/99    12/31/98     12/31/97
--------------------               --------    --------     --------

Total tons                          107,837     241,927      471,521
Gold (ounce per ton)                  0.323       0.392        0.420
Silver (ounces per ton)                1.23        1.80         2.92
Contained gold (ounces)              34,857      94,808      197,817
Contained silver (ounces)           132,216     436,252    1,378,201

------------------------

(1) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(2) The decrease in tons of Proven and Probable ore reserves in 1999 compared to 1998 is primarily attributable to production during 1999, a decrease in dilution applied to the East Zone, reestimation of the North Zone using 89 new drill holes, reestimation of the South Zone using 25 new drill holes, and reclassification of reserve blocks that no longer meet Proven and Probable criteria. The decrease in tons of Proven and Probable ore reserves in 1998 compared to 1997 is attributable to production during 1998, reestimation of the East Zone using 108 new drill holes, an increase in cutoff grade from 0.150 oz./ton to 0.180 oz./ton, and reclassification of reserve blocks that no longer meet Proven and Probable criteria.

(3) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries are expected to be 95% for gold and 65% for silver. Ore reserve estimates are performed by geostatistical methods in-house, based on drilling, sampling of mine openings and operations experience.

     As of December 31, 1999, there were 93 employees at the Rosebud mine. The employees at the mine are not represented by a bargaining agent. The Rosebud mine uses power provided by Sierra Pacific Power.

La Choya Gold Mine - Sonora, Mexico

     The La Choya gold mine is located 30 miles south of the U.S. border in the State of Sonora, Mexico, and is 100% owned by Hecla through a Mexican subsidiary, Minera Hecla, S.A. de C.V. In May 1992, Hecla exercised its option to purchase the Mexican mineral concessions related to this property which includes a land position of over 16,000 acres.

     The La Choya gold mine commenced operations in February 1994 and produced approximately 330,000 ounces of gold between 1994 and 1999, including approximately 12,000 ounces in 1999. Hecla expects to produce 700 ounces of gold in 2000 from La Choya. Proven and Probable ore reserves were exhausted and the La Choya gold mine was shut down on December 19, 1998. However, additional gold is being recovered from draining of the leach pads. The average life-of-mine recovery of contained gold ounces is estimated at 85.4%.

     Information with respect to the La Choya gold mine production, average cost per ounce of gold produced and Proven and Probable ore reserves, as of the dates indicated, are set forth in the following table:

                                           Years
                           -----------------------------------
Production                   1999          1998        1997
------------               --------     ---------    ---------

Ore processed (tons)            - -     1,672,438    2,828,335
Gold (ounces)                11,857        39,965       78,170

Average Cost per Ounce
of Gold Produced
----------------------

Cash operating costs          $ 231         $ 211        $ 183
Total cash costs              $ 231         $ 211        $ 184
Total production costs        $ 341         $ 242        $ 224

Proven and Probable
Ore Reserves(1)             12/31/99     12/31/98     12/31/97
---------------             --------     --------     --------

Total tons                      - -           - -      632,844
Gold (ounce per ton)            - -           - -        0.018
Contained gold (ounces)(2)      - -        11,883       46,545

----------------------

(1) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(2) Contained gold ounces include estimated recoverable gold ounces on the heap leach pads totaling approximately 12,000 and 35,000 gold ounces at December 31, 1998 and 1997, respectively. These ounces were placed on the pads during 1994-1998 and are currently estimated to be recovered over the mine's remaining life.

     Reclamation activities, consisting of rinsing the leach pads, recontouring the waste dumps and leach pads, and revegetating the site, were carried out during 1999 and will be completed during 2000. During 1999, approximately $315,000 was expended on concurrent reclamation activities.

     As of December 31, 1999, the net book value of the La Choya mine property, plant and equipment was $1.3 million. Electrical power is provided by on-site diesel generators.

La Camorra Gold Mine - Bolivar, Venezuela

     The La Camorra mine is located in the eastern Venezuela State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. It is 100% owned by Hecla and has been a producing mine for Hecla since October 1999. Hecla acquired the La Camorra mine in June 1999 with the acquisition of Monarch Resources Investments Limited.

     At the time of acquisition, the tailings impoundment was at capacity. Processing operations were suspended during the third quarter of 1999 to allow additional tailings capacity to be constructed. During this period, mine development was accelerated and remedial maintenance was carried out on the mine and process plant equipment.

     La Camorra is a high-grade underground gold mine that exploits two shear-zone hosted quartz veins. It lies in the Botanamo greenstone belt of the Precambrian Guayana Shield and is hosted by the Caballape Group of volcaniclastics. The formations most likely date from Archean to Proterozoic age and consist primarily of intermediate volcanics with subordinate metasediments. Within the La Camorra concession, the gold mineralization is associated with the near vertical Main and Betszy quartz veins occurring in a west-northwest, east-southeast shear zone within medium to coarse-grained pyroclastics.

     Gold occurs both as free particles in quartz and attached to or included in pyrite. Locally, gold is also seen on chloritic partings.

     In 1998, a core drilling program was initiated to test the depth extension of the ore zones below the -400 meter level. Hecla believes that the results of such program confirm that ore grade mineralization extends to depths well below the levels to which the current mine reserves have been delineated.

     In addition, Hecla controls nine other exploration concessions near the La Camorra mine encompassing 8,000 hectares.

     Access to the underground workings is through a decline excavated at a -15% grade. Ore is mined primarily by longhole stoping, with cut and fill stoping used in some areas. Ore is extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks. Subeconomic material is used to backfill and stabilize mined-out stopes. The mine is currently producing approximately 450 tons of ore per day.

     The process plant uses a conventional carbon-in-leach process. The ore is crushed in a modular two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double deck vibrating screen. The grinding circuit includes a primary and a secondary ball mill. The ground ore is mixed with a cyanide solution and clarified, followed by countercurrent carbon-in-leach gold adsorption. The carbon is then stripped and the gold recovered and poured into gold bars for shipment to a refiner. Plant recovery is estimated at 94%.

     The plant was constructed in 1994 and has been operated since that time.
It is well-designed and the equipment is in good condition. The plant is capable of processing approximately 450 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. The Company also shares a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (the state owned electric company). Diesel-powered electric generators are available on-site to enable operation of critical equipment during power outages.

     Hecla is proposing a reclamation plan for review by the Ministry of Environment and Natural Resources. Planned activities include regrading and revegetation of disturbed areas. A reclamation and closure accrual of $0.5 million had been established as of December 31, 1999.

     At December 31, 1999, there were 221 hourly and 24 salaried employees. Most hourly workers are represented by the Mine Workers union. The present contract expires in November 2000. Hecla anticipates no work stoppage and that a satisfactory contract can be negotiated, although there can be no assurance that this can be done without a disruption to production.

     Information with respect to the La Camorra mine's production, average cost per ounce of gold produced and Proven and Probable ore reserves as of December 31, 1999 is set forth in the table below.

                                    Year
                                 ---------
     Production                     1999
     -----------                 ---------

     Ore processed (tons)           39,048
     Gold (ounces)                  17,340

     Average Cost per Ounce
     of Gold Produced
     ----------------------

     Cash operating costs           $  208
     Total cash costs               $  208
     Total production costs         $  260

     Proven and Probable
     Ore Reserves(1,2)            12/31/99
     ---------------------       ---------

     Total tons                    577,003
     Gold (ounce per ton)            0.544
     Contained gold (ounces)       313,616

     ----------------------

          (1)For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

          (2)Ore reserves represent in-house material, diluted and adjusted for expected mining recovery. Mill recoveries are expected to be 93%.
          Ore reserves are estimated by geostatistical methods in-house based on drill holes, underground mine sampling and operations experience.

Industrial Minerals Segment

     Hecla's principal industrial minerals assets are its ball clay operations in Kentucky, Tennessee and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; and its specialty aggregate operations (primarily scoria) in southern Colorado and northern New Mexico. Hecla conducts these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company (K-T Clay), which operates its ball clay and kaolin divisions; (2) K-T Feldspar Corporation (K-T Feldspar), which operates the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V. (K-T Mexico), which operates the clay slurry plant business; and (4) MWCA, Inc., which operates Hecla's specialty aggregate business, and in 1999, operated its lawn and garden products business. In March 2000, Hecla sold its lawn and garden division of MWCA, Inc.

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

     Mining of ball clay is accomplished through strip mining methods. The mining activity requires definition drilling and the removal of overburden in order to expose the clay strata to be mined. Mining activity is selective based on clay grade and strata control. The clays are mined with loaders and backhoes, loaded into trucks and hauled to one of K-T Clay's plants for processing. Processing of ball clay consists of shredding and classification of clay by various grades, hammer or roller milling to reduce particle size, drying and packaging. The clays can be shipped in bulk or blended and bagged in order to meet a particular customer's requirements. A particular clay or blend of several clays can also be shipped to customers in a water slurry form in tanker trucks or railcars.

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

     Minimum standards for strip mining reclamation have been established by various governmental agencies which affect K-T Clay's ball clay mining operations. The Tennessee Surface Mining Law and the Mississippi Geological Economics and Topographical Survey, Division of Mining and Reclamation, require all ball clay producers, including K-T Clay, to post a performance bond on acreage to be disturbed. The release of the bond is dependent on the successful grading, seeding and planting of spoil areas associated with current mining operations. In addition, the United States Environmental Protection Agency has issued guidelines and performance standards which K-T Clay must meet. K-T Clay may be required to obtain other licenses or permits from time to time, but it is not expected that any such requirements will have a material effect upon Hecla's results of operations or financial condition.

     There were 152 people employed by K-T Clay at its ball clay operations as of December 31, 1999. There were 28 hourly employees represented by the United Steelworkers of America as of December 31, 1999. The employment of these hourly employees is subject to a three-year labor agreement which expires on February 8, 2003. The net book value of the K-T ball clay division properties, plants and equipment was $9.3 million at December 31, 1999.

K-T Clay Kaolin Division

     K-T Clay acquired the kaolin operations and assets of Cyprus Minerals Company's clay division on February 17, 1989, which included kaolin mines and plants at Deepstep and Sandersville, Georgia, and Aiken, South Carolina. On June 1, 1995, K-T Clay acquired the operation and assets of the Langley plant of JM Huber Corporation in Langley, South Carolina. Kaolin, or china clay, is a nearly white clay of sedimentary origin, and is consumed in a variety of end uses including ceramic whiteware, textile grade fiberglass, rubber and paper filler, and miscellaneous plastics, adhesives and pigment applications. Kaolin is a unique industrial mineral because of its wide range of chemical and physical properties. The K-T Clay kaolin division mines, processes and blends numerous grades of clay to meet the specifications and requirements of its customers.

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

     There were 131 people employed by K-T Clay at its kaolin division as of December 31, 1999, with less than 25% of the labor force being represented by the Cement, Lime, Gypsum and Allied Workers Division of International Brotherhood of Boilermakers. The employment of these employees is subject to a three-year labor agreement which expires on March 1, 2002.

     Both the ball clay and kaolin divisions of K-T Clay's plants and equipment have been operational in excess of 30 years. Hecla has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. In 1998, a major expansion at the Gleason, Tennessee, ball clay operation was completed to service a new customer in the fiberglass industry. The expansion increased the plant's capacity by 60,000 tons annually. The net book value of the K-T Clay kaolin division property and its associated plant and equipment was $13.2 million as of December 31, 1999. K-T Clay utilizes power from several public utilities as well as local utility cooperatives located in the vicinity of K-T Clay's operating plants.

K-T Feldspar Corporation

     Hecla acquired the operations and assets of K-T Feldspar Corporation on December 13, 1990, including sodium feldspar mines and a processing plant located near Spruce Pine, North Carolina. Feldspars are a mineral group that are the major constituents of igneous rocks and important constituents of other major rock types. The feldspars are the most widespread mineral group and make up 60% of the earth's crust. Chemically the feldspars are aluminosilicates that contain potassium, sodium and calcium.

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

     Feldspar ore is mined by open-pit methods using a 40-foot bench mining plan. Ore is drilled and blasted, loaded by hydraulic shovel or front-end loader into off-highway dump trucks and transported to the processing plant. K-T Feldspar operates several mine locations in the Spruce Pine, North Carolina area, all serving the centrally located processing plant. Processing of the feldspar ores consists of crushing, grinding, density separation, flotation, drying and high-intensity magnetic separation.

     K-T Feldspar holds in excess of 20 years of mineral reserves based on current sales, product mix and lease terms. Reserves are held on fee simple and leased properties.

     K-T Feldspar operates its mines and plant under permits issued by the North Carolina Department of Natural Resources and Community Development. All permits are in good standing.

     K-T Feldspar's plant and equipment have been operational in excess of 30 years. K-T Feldspar has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plant and equipment in good physical and operating condition. The net book value of the K-T Feldspar property and its associated plant and equipment was $4.8 million as of December 31, 1999. Carolina Power & Light Company, a regulated public utility, provides the electric power utilized for operations at K-T Feldspar.

     There were 51 employees employed by K-T Feldspar as of December 31, 1999. The employees of K-T Feldspar are not represented by a bargaining agent.

K-T Clay de Mexico, S.A. de C.V.

     In 1993, K-T Clay completed construction of its clay slurry plant in Monterrey, Mexico, which now supplies clay slurry to the Mexican ceramics industry. Prior to construction, semi-dried clay was shipped to Mexico. The plant was built to provide K-T Clay's Mexican customers with a high-quality clay product, slurry, at an economical price and to ensure K-T was the vendor of choice in Mexico. To reduce freight costs, a bulk air-floated clay weighing substantially less than clay slurry is now shipped by rail from K-T Clay's domestic operations to the K-T Mexico slurry plant in Monterrey. The clay is then blended to customer specifications and converted to a slurry form for final shipment to its customers in the region. K-T Mexico also uses its Monterrey facilities to blend complete prepared ceramic bodies for its sanitaryware customers. The complete bodies, which are supplied ready to use, utilize K-T's slurry and local ingredients purchased in the domestic market. An expansion project was commenced in 1999 which will significantly increase the plant's production capacity. The project, estimated to cost $3.6 million, will place K-T Mexico in a position from which it can participate in the expanding sanitaryware market in Mexico.

     At December 31, 1999, the net book value of K-T Mexico's property and associated plant and equipment was $3.2 million. K-T Mexico utilizes electrical power from the local public utility. There were 42 people employed by K-T Mexico as of December 31, 1999, of whom 27 were represented by the Industrial Labor Union of Nuevo Leon. The employment of the unionized employees was subject to a three-year labor agreement which expired on February 29, 2000; however, a preliminary agreement to an additional three-year labor agreement, expiring on February 28, 2003, has been reached.

     The decline of the Mexican peso has not significantly impacted the results at K-T Mexico as both funding for operations and sales are denominated in dollars. Further declines in the Mexican peso, or accelerated levels of inflation in Mexico, could, however, adversely impact Hecla's Mexican operations.

MWCA, Inc.

     In 1997, Mountain West Products, Inc. and Colorado Aggregate Company of New Mexico, both wholly owned subsidiaries of Hecla, were combined into MWCA, Inc. In order to provide funds for possible metals and industrial minerals expansion projects, as well as to reduce indebtedness in 1999, Hecla decided to sell MWCA. Hecla completed a sales transaction for the Mountain West Products division of MWCA in March 2000. The Colorado Aggregate division is expected to close later in 2000, although there can be no assurance that the sales transaction will be completed.

MWCA, Inc. - Mountain West Products Division

     Hecla acquired the operations and assets of Mountain West Products in December 1993, including processing plants in Rexburg, Idaho, and Superior, Montana. In April 1995, Mountain West purchased the assets of Western Bark Company, which included processing plants at Kamiah, Idaho; Osburn, Idaho; and Piedmont, South Dakota. MWCA-Mountain West Products (MWP) division's primary business is the purchasing, processing and marketing of certain wood by-products from lumber milling operations in the western intermountain region. These products are sold as organic soil amendments, organic landscape mulches and organic decorative landscape ground cover.

     Wood by-products are purchased by MWP and transported by truck for processing at its plants. The processing plants are owned by MWP and the sources of wood by-product supply are held under contracts. The lumber mills, which supply the wood by-products, are not owned by MWP. MWP's plants are located near the current sources of the raw materials to reduce transportation costs. The principal customers are lawn and garden retail outlets, lawn and garden product distributors and discount retail chain stores.

     Most of MWP's sales are in the western U.S. and take place in the first six months of the year due to the seasonality of the market. The plants have operated in excess of 18 years at Rexburg, 11 years at Superior, and 9 years at Piedmont. In late 1998, the Kamiah plant was closed and its operations were consolidated with other plant operations. All remaining assets at the Kamiah plant were sold or transferred to other plants during 1999. All plants are maintained and upgraded continually and are in good working order. The net book value of the associated plant and equipment was approximately $1.8 million as of December 31, 1999. Hecla completed a sales transaction for MWP on March 15, 2000.

     Utah Power and Light, Montana Power Company and Black Hills Power provide electrical power utilized by the operations at Rexburg, Superior and Piedmont, respectively.

     MWP had 102 employees as of December 31, 1999; none of whom are represented by a bargaining agent.

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

     CAC operates mines at Mesita, Colorado, and in northern New Mexico as well as processing plants at San Acacio and Antonito, Colorado, and Neosho, Missouri. All mining is open pit with minimal requirements for the removal of overburden.

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

     The Mesita mine is owned by CAC, and the Red Hill mine in northern New Mexico is under lease from the Bureau of Land Management. Hecla has over four years of mineral reserves at the Mesita, Colorado, location and has developed in excess of 21 years of mineral reserves at the Red Hill mine, in northern New Mexico. CAC purchases the rock used for aquarium gravel.

     CAC's plants and equipment have been operational in excess of 25 years. CAC has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plants and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $1.8 million as of December 31, 1999. Public Service Company of Colorado, San Luis Valley Rural Electric Cooperative, and Empire District Electric Company provide the electric power utilized for operations at CAC.

     CAC had 75 employees as of December 31, 1999. The Teamsters Union is the bargaining agent for CAC's hourly employees. The current labor agreement expires on September 17, 2001.

Nonoperating Properties

Republic Mine - Republic, Washington

     Hecla owns the Republic gold mine located in the Republic Mining District near Republic, Washington. In February 1995, Hecla completed operations at the Republic mine and has been conducting reclamation work in connection with the mine and mill closure. Hecla's land position in the Republic area consists of approximately five square miles. In August 1995, Hecla entered into an agreement with Newmont to explore and develop the Golden Eagle deposit on the Republic mine property. Newmont conducted extensive exploration on the property and in the third quarter of 1996 entered into a joint venture agreement concerning the property. Newmont paid Hecla $2.5 million for an immediate 75% interest in the joint venture. Newmont is required to fund all expenditures necessary at the Golden Eagle through the feasibility stage.

     At December 31, 1999, the accrued reclamation and closure costs balance totaled $4.0 million. Reclamation and closure efforts commenced in 1995.
During 1999, the reclamation accrual was reduced by $0.1 million to reflect current estimates of remaining work to be performed. Post-reclamation monitoring will be conducted for approximately three years, following completion of reclamation activities. Reclamation and closure cost expenditures totaling approximately $0.2 million during 1999 were charged against the previously established reclamation and closure cost accrual.

     The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 1999.

Grouse Creek Mine - Idaho

     The Grouse Creek gold mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mineral rights comprising the mine cover 9.1 square miles and consist of 15 patented lode-mining claims, and two patented placer claims, 43 unpatented millsite claims, and five unpatented lode claims for which patent applications are pending. The remainder of the mineral rights in the Yankee Fork Mining District consist of 260 unpatented claims. The mine consists of two distinct ore deposits: the Sunbeam deposit and the Grouse deposit.

     In 1994, Hecla sold to Great Lakes Minerals Inc. (Great Lakes) a 20% undivided interest in the mine. Pursuant to the acquisition and joint venture agreements, Great Lakes was required to fund its 20% pro-rata portion of all capital and operating costs.

     Mining in the Sunbeam pit began in late 1994 and operations in 1994 and 1995 experienced higher than expected operating costs and less than expected operating margins resulting from higher than expected start-up costs and lower than expected ore grade. Mining indicated that mill grade ore occurred in thinner, less continuous structures than had been originally interpreted. Hecla thus recorded a write-down of the mine's carrying value totaling $97.0 million in 1995 to properly reflect the net realizable value of its interest in the Grouse Creek joint venture.

     In 1996, Hecla completed metallurgical testing and economic analysis of the Grouse deposit. Based upon this analysis, Hecla determined that ore contained in the Grouse deposit was not economical at the then-current metals prices. Hecla decided to suspend operations at the Grouse Creek mine following completion of mining of the remaining ore in the Sunbeam pit. In connection with this decision, Hecla recorded 1996 adjustments for future severance, holding, reclamation and closure costs totaling $22.5 million, and adjustments to the carrying value of property, plant, and equipment, and inventories totaling $5.3 million.

     In January 1997, Great Lakes and Hecla entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. Hecla assumed 100% of the interests and obligations associated with the property.

     Following completion of mining in the Sunbeam pit in April 1997, Hecla placed the Grouse Creek mine on a care-and-maintenance status. Under U.S. Forest Service agreements, the care-and-maintenance period for the property can only extend to May 2000. However, Hecla may request a maximum of two one-year extensions to remain in a care-and-maintenance status past the initial three-year period. On or before May 2000, operations must either recommence, Hecla must receive an extension on the care-and-maintenance period, or the site must initiate final reclamation.

     During the care-and-maintenance period, reclamation has been undertaken to prevent degradation of the property. During 1997, the milling facilities were mothballed and earthwork completed to contain and control surface waters. In 1998, an engineered cap was constructed on the waste rock storage facility and modifications were made to the water treatment facility. In 1999, activities included further work on the waste rock storage facility cover and continued work controlling surface waters. Hecla increased the reclamation accrual by $23.0 million in 1999 due to anticipated changes to the closure plan, including increased dewatering requirements and other expenditures. The changes to the reclamation plan at Grouse Creek were necessitated principally by the need to dewater the tailings impoundment rather than reclaim it as a wetland as originally planned. Hecla is currently working with federal and state regulatory agencies on the development of an effective plan for dewatering the tailings impoundment. The reclamation and closure cost accrual for the Grouse Creek mine totaled $29.3 million as of December 31, 1999, although it is possible that the estimate may change in the future.

     As of December 31, 1999, there were 21 employees at the Grouse Creek mine. The employees are not represented by a bargaining agent.

Yellow Pine - Idaho

     The Yellow Pine gold mine is located in Valley County, Idaho, about 50 miles east of McCall in central Idaho, and is accessed by secondary roads and air. The property consists of 26 patented claims which are held by Hecla under lease from the Bradley Mining Company of San Francisco, California. The lease provides for production royalties equal to 6% of net smelter returns plus 10% of cumulative cash flow and also provides for a minimum royalty payment of $3,500 per month reduced by current production royalties. Production from the oxide mineralization ceased in 1992; the operation has been undergoing reclamation since that time. During 1998, reclamation of the mine's Homestake open pit was completed and additional recontouring and reclamation occurred at the facility site. Mineralized sulfide material, estimated at between 15 and 20 million tons containing approximately 0.09 ounce of gold per ton, is also located on the property. Hecla continues to seek other parties interested in the further exploration and development of this extensive gold-bearing resource. During 1999, Hecla accrued an additional $0.1 million for reclamation and closure costs to reflect current estimates of remaining costs. As of December 31, 1999, Hecla's accrual for remaining reclamation and closure totals $1.5 million. Following completion of reclamation, approximately five years of post-reclamation monitoring will be required.

Development Project

Noche Buena Gold Project - Sonora, Mexico

     The Noche Buena project is located 44 miles northwest of Caborca, Mexico, and 25 miles south of La Choya in the State of Sonora and is 100% owned by Hecla through its Mexican subsidiary, Minera Hecla, S.A. de C.V. Minera Hecla purchased the Noche Buena concessions from MXUS, S.A. de C.V., a subsidiary of USMX, Inc., in October 1998 subsequent to acquiring an exploration option in November 1997. There are 18,916 acres currently under concession and an application has been filed for concessions to an additional 15,439 acres. Through December 31, 1999, capital expenditures associated with the development of the Noche Buena project totaled approximately $4.7 million.

     During 1998 and 1999, Minera Hecla drilled 4,292 meters of core in 39 holes and 23,432 meters of reverse circulation in 130 drill holes. In addition, column leach tests were run, an open-pit heap-leaching operation was designed, and an operating permit application was filed.

     Noche Buena was placed on care and maintenance in August 1999. Hecla will reconsider the status of this project when the gold price returns to a higher level; however, there can be no assurance that Hecla will ever develop the Noche Buena project.

Saladillo Exploration Projects - Durango, Mexico

     The 222-square mile Saladillo concessions located 56 miles northeast of the city of Durango, were acquired by Minera Hecla through Hecla's acquisition of Monarch Resources Investments Limited. At Saladillo, soil geochemistry, geophysics and reverse circulation drilling were used to explore three targets, San Sebastian, Cerro Pedernalillo and Cerro Blanco, for gold and silver mineralization.

Exploration

     Hecla conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. Hecla owns or controls patented and unpatented mining claims, fee land, mineral concessions and state and private leases in the United States, Mexico, Venezuela and other South American countries. Hecla's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, (3) advanced-stage exploration acquisition opportunities, and (4) grass roots exploration opportunities. Hecla is currently concentrating its exploration activities at the Rosebud gold mine, in which Hecla maintains a 50% interest, the Greens Creek silver mine, in which Hecla maintains a 29.73% interest, the La Camorra gold mine, the Saladillo property in Mexico, and other properties in Mexico, South America and Nevada. Hecla remains active in other exploration areas and continues to seek advanced-stage acquisition opportunities principally in the United States and Mexico.

     Mineral exploration, particularly for gold and silver, is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that Hecla's mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that Hecla's exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

     Properties are continually being added to or dropped from Hecla's inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 1999, 1998 and 1997 were approximately $5.9 million, $4.9 million and $7.4 million, respectively. Exploration expenditures for 2000 are estimated to be in the range of $4.0 to $4.5 million.

Hedging Activities

     Hecla's policy guidelines for hedging gold, silver, lead and zinc production permit management to utilize various hedging mechanisms and strategies for up to 50% of Hecla's annual estimated available metal production. Hedging contracts are restricted to no longer than 36 months without approval of Hecla's Board of Directors and will be spread among a number of available customers. As part of the acquisition of Monarch Resources Investments Limited and associated project financing completed in 1999, Hecla's Board of Directors approved a gold hedging program for the La Camorra mine totaling 306,045 gold ounces over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce. At December 31, 1999, Hecla had 49% of 2000 budgeted gold production and 15% of 2000 budgeted silver production hedged utilizing forward sales contracts. Also at December 31, 1999, 9% of Hecla's 2000 budgeted lead production and 30% of 2000 budgeted zinc production had been hedged utilizing commodity swap contracts. None of the aforementioned activities have been entered into for speculative purposes as of December 31, 1999. For additional information regarding hedging activities, see Notes 1 and 3 of Notes to Consolidated Financial Statements, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A Quantitative and Qualitative Disclosure About Market Risk of this Form 10-K.

Industry Segments

     Financial information with respect to industry segments is set forth in
Note 11 of Notes to the Consolidated Financial Statements.

Geographic Areas

     Financial information with respect to geographic areas is set forth in Note 11 of Notes to Consolidated Financial Statements.

Competition

     Hecla is engaged in the mining and processing of gold, silver, other nonferrous metals and industrial minerals in the United States, Mexico and Venezuela. Hecla encounters strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, gold, silver and industrial minerals. Hecla also competes with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Silver and gold are worldwide commodities and, accordingly, Hecla sells its production at world market prices.

     Hecla cannot compare sales from its ball clay mining operations with sales of other ball clay producers because the principal competitors are either family owned or divisions of larger, diversified companies, but Hecla believes that K-T Clay is one of the more significant producers of ball clay in the United States. The principal competitors of Hecla in the ball clay industry are H. C. Spinks Clay Company, Watts Blake Bearne & Company and Old Hickory Clay Company. With the acquisition of kaolin assets from Cyprus Minerals Company in 1989 and JM Huber Corporation in 1995, Hecla is also an important producer in the United States of ceramic-grade kaolin. The principal competitors of Hecla in the kaolin industry are Albion Kaolin Company, Evans Clay Company, Wilkinson Clay and Dixie Clay. Hecla, with the acquisition of Indusmin Incorporated's feldspar assets, is also a major producer and supplier of sodium feldspar products. The principal competitors of Hecla in the feldspar industry are Feldspar Corporation and Unimin Corporation.

     Hecla competes with other producers of scoria and with manufacturers of ceramic briquettes in the production and sale of briquettes. Hecla has limited information as to the size of the barbecue briquette industry, but believes that it supplies a major portion of the scoria briquettes used in gas barbecue grills. Price and natural product characteristics, such as color, uniformity of size, and lack of contained moisture and density are important competitive considerations. Hecla believes that it has a significant portion of the landscape scoria market east of the Continental Divide.

Regulation of Mining Activity

     The mining operations of Hecla are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977. It is Hecla's policy to comply with the directives and regulations of MSHA. In addition, Hecla generally takes such necessary actions as, in its judgment, are required to provide for the safety and health of its employees. MSHA directives have had no material adverse impact on Hecla's results of operations or financial condition and Hecla believes that it is substantially in compliance with the regulations promulgated by MSHA.

     All of Hecla's exploration, development, and production activities in the United States, Mexico and South America are subject to regulation by governmental agencies under one or more of the various environmental laws.
These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. Hecla believes that it is in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for Hecla's activities. These permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how Hecla conducts many aspects of its business, management of Hecla does not believe that they have a material adverse effect on its results of operations or financial condition at this time. Hecla's projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, Hecla's operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of Hecla's business, causing those activities to be economically reevaluated at that time. Hecla believes that adequate provision has been made for disposal of mine waste and mill tailings at all of its operating and nonoperating properties in a manner that complies with current federal and state environmental requirements.

     Environmental laws and regulations may also have an indirect impact on Hecla, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by smelters to which Hecla sells its metallic concentrates and products have substantially increased over the past several years because of requirements that smelters meet revised environmental quality standards. Hecla has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to Hecla was significantly reduced because of environmental requirements or otherwise, it is possible that Hecla's silver operations could be adversely affected.

     Hecla is also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on Hecla of these revisions is not clear at this time.

Legislation

     During the early to mid-1990s, the U.S. Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. Legislation previously introduced in Congress would have changed the current patent procedures, imposed certain royalties on production and enacted new reclamation, environmental controls and restoration requirements with respect to mining activities on federal lands. The Legislation was debated in various congressional committees, but saw limited progress. There was no significant activity with respect to mining law reform in Congress in 1999. The extent of any such changes is not presently known and the potential impact on Hecla as a result of congressional action is difficult to predict. Although a majority of Hecla's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law, if adopted, could adversely affect Hecla's ability to economically develop mineral resources on federal lands.

Employees

     As of December 31, 1999, Hecla and its subsidiaries employed 1,277 people.

Investment Considerations

The following Investment Considerations, together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in Hecla's securities.

Liquidity

     Cash and cash equivalents at December 31, 1999 were $2.7 million. In addition, Hecla had the ability to borrow the remaining $12.7 million under its existing $55.0 million revolving and term loan credit facility (the Bank Agreement). The amount available to borrow under the Bank Agreement is in part based on a defined debt capacity calculation which is heavily reliant on the prices for Hecla's metal products.

     On March 21, 2000, Hecla received a commitment letter from a bank to provide for a $55.0 million term loan facility due one year after funding. Proceeds from the term loan facility will be utilized to repay amounts outstanding under the current Bank Agreement, the revenue bonds and the subordinated debt, as well as for general corporate purposes. The terms of the facility include certain collateral provisions, including the pledging of the common stock of certain of Hecla's subsidiaries and providing the lender a security interest in certain other assets of Hecla. Interest rates are to be based on LIBOR plus a margin of 2.25%. Funding pursuant to the commitment is expected to occur during April 2000 upon satisfactory completion of legal documentation.

     Based upon Hecla's estimate of metals prices and metals production for 2000, Hecla currently believes that its operating cash flows, the cash proceeds from the sale of the MWCA - Mountain West Products division which was sold on March 15, 2000, and the proceeds from the new credit facility discussed above will be adequate to fund the combined total of anticipated minimum capital expenditures, idle property expenditures, exploration expenditures and Hecla's preferred dividend requirement. Additional cash flow will be required to fund possible expansion projects or acquisitions. Hecla is continuing to pursue the sale of the MWCA - Colorado Aggregate Division which it anticipates completing in the first half of 2000, is considering other asset sales, and is actively pursuing equity offerings. Without the proceeds from the sale of MWCA - Colorado Aggregate Division, other possible asset sales, and possible equity offerings, Hecla may have limited resources available to fund possible expansion projects, acquisitions or other cash requirements. There can be no assurance that Hecla will be successful in its efforts to sell its MWCA - Colorado Aggregate Division, completing any other possible asset sales or in its ability to complete possible equity offerings.

Recurring Losses

     Hecla has experienced net losses for each of the last nine years. For the year ended December 31, 1999, Hecla reported a net loss of approximately $38.6 million (before a cumulative effect of a change in accounting principle of $1.4 million and preferred stock dividends of $8.1 million), or $0.62 per share of common stock, compared to a net loss of approximately $0.3 million (before preferred stock dividends of $8.1 million), or $0.01 per share of common stock, for the year ended December 31, 1998. Without improvements in the current prices of metals, Hecla anticipates that its history of losses applicable to common shareholders will continue. Due to the volatility of metals prices and the significant impact metals price changes have on Hecla's operations, there can be no assurance that Hecla will be profitable in the future.

Metal Price Volatility

     Because a significant portion of Hecla's revenues are derived from the sale of gold, silver, lead and zinc, Hecla's earnings are directly related to the prices of these metals. Gold, silver, lead and zinc prices fluctuate widely and are affected by numerous factors beyond Hecla's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors, all of which are beyond Hecla's control, is impossible for Hecla to predict. If the market price for these metals falls below Hecla's full production costs and remains at such level for any sustained period, Hecla will experience additional losses and may determine to discontinue the development of a project or mining at one or more of its properties. While Hecla has periodically used limited hedging techniques to reduce a portion of Hecla's exposure to the volatility of gold, silver, lead and zinc prices, there can be no assurance that it will be able to do so effectively in the future (see Hedging Activities).

     The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, 1994, and each year thereafter through 1999.


                 1980        1985        1990        1994        1995        1996        1997        1998        1999
                -------     -------     -------     -------     -------     -------     -------     -------     -------

  Gold(1)
   (per oz.)   $ 612.56    $ 317.26    $ 383.46    $ 384.01    $ 384.16    $ 387.70    $ 331.10    $ 294.16    $ 278.77
  Silver(2)
   (per oz.)      20.63        6.14        4.82        5.28        5.19        5.18        4.90        5.53        5.25
  Lead(3)
   (per lb.)       0.41        0.18        0.37        0.25        0.29        0.35        0.28        0.24        0.23
  Zinc(4)
   (per lb.)       0.34        0.36        0.69        0.45        0.47        0.46        0.60        0.46        0.49

  --------------------
  (1)  London Final.
  (2)  Handy & Harman.
  (3)  London Metals Exchange -- Cash.
  (4)  London Metals Exchange -- Special High Grade -- Cash.

   On March 15, 2000, the closing prices for gold, silver, lead and zinc were $289.15 per ounce, $5.17 per ounce, $0.20 per pound, and $0.51 per pound, respectively.

Volatility of Metals Production

     Hecla's future gold and silver production will be dependent upon Hecla's success in developing new reserves as well as exploration efforts (see Project Development Risks and Exploration). If metals prices continue to decline, Hecla could determine that it is not economically feasible to continue development of a project or continue commercial production at some of its properties (see Metal Price Volatility).

Project Development Risks

     Hecla, from time to time, engages in the development of new orebodies, both at newly acquired properties and presently existing mining operations (collectively "Development Projects"). Hecla's ability to sustain or increase its present level of metals production is dependent in part on the successful development of such new orebodies and/or expansion of existing mining operations. The economic feasibility of any individual Development Project and all such Development Projects collectively is based upon, among other things, estimates of reserves, metallurgical recoveries, and capital and operating costs of such Development Projects, and future metal prices. Development Projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

     Development Projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Particularly for Development Projects, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a finite number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all Development Projects may materially differ from the costs and returns estimated.

Reserves

     The ore reserve figures presented in this Form 10-K and in Hecla's other SEC filings are, in large part, estimates made by Hecla's technical personnel, and no assurance can be given that the indicated level of recovery of these metals will be realized. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience. Market price fluctuations of the various metals mined by Hecla, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of orebodies and the processing of new or different ore grades, may adversely affect Hecla's profitability in any particular accounting period.

     The metals prices used to determine ore reserves at a particular mine are typically estimated by the entity managing the mine. These metals prices may vary depending on each entity's assessment of metals prices over the near term and other factors that such entity believes relevant. Hecla estimates metals prices for its ore reserve calculations, which approximate current market prices, but these metals prices may vary from current market prices based on a number of factors Hecla believes likely to influence metals prices over the near term. For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

     Declines in the market price of metals may also render ore reserves containing relatively lower grades of mineralization uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset the effects of a drop in the market price of the metals expected to be mined from such reserves. If Hecla's realized price for the metals it produces, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves and asset write-downs.

Joint Development and Operating Arrangements

     The Greens Creek mine is operated through a joint venture arrangement, and Hecla owns an undivided interest in the assets of the venture. Hecla's Rosebud mine is operated through a Limited Liability Company (LLC) with Hecla holding 50% of the interest in the LLC. The LLC arrangement operates similar to joint venture arrangements. Under the joint venture and LLC agreements, the joint participants, including Hecla, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of a joint venture or LLC agreement (including as a result of insolvency), Hecla could incur losses in excess of its pro-rata share of the joint venture. In the event any participant so defaults, each agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting parties' share of products, or its joint venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to Hecla, Hecla has no reason to believe that its joint venture or LLC participants with respect to the Greens Creek and Rosebud properties will be unable to meet their financial obligations under the terms of the respective agreements.

Competition for Properties

     Because mines have limited lives based on proven ore reserves, Hecla is continually seeking to replace and expand its reserves. Hecla encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, lead, zinc and industrial minerals. As a result of this competition, some of which is with companies with greater financial resources than Hecla, Hecla may be unable to acquire attractive mining properties on terms it considers acceptable. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Accordingly, there can be no assurance that Hecla's programs will yield new reserves to replace and expand current reserves.

Title to Properties

     The validity of unpatented mining claims, which constitute a significant portion of Hecla's undeveloped property holdings in the United States, is often uncertain and may be contested. Although Hecla has attempted to acquire satisfactory title to its undeveloped properties, Hecla, in accordance with mining industry practice, does not generally obtain title opinions until a decision is made to develop a property, with the attendant risk that some titles, particularly titles to undeveloped properties, may be defective.

Mining Risks and Insurance

     The business of mining is generally subject to a num-ber of risks and hazards, including environmental hazards, political and country risks, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, rockbursts, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although Hecla maintains insurance within ranges of coverage it believes to be consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential for pollution or other hazards as a result of disposal waste products occurring from exploration and production) is not generally available at economical terms to Hecla or to other companies within the industry. To the extent Hecla is subject to environmental liabilities, the payment of such liabilities would reduce the funds available to Hecla. Should Hecla be unable to fund fully the cost of remedying an environmental problem, Hecla might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

Foreign Operations

     Hecla's La Choya gold mine is located in Sonora, Mexico, and Hecla's K-T Mexico clay slurry plant is located, Monterrey, Mexico. Additionally, Hecla's La Camorra gold mine is located in Bolivar State, Venezuela. Hecla also has exploration projects and mining investments in Mexico, Canada and South America. Such projects and investments could be adversely affected by exchange controls, currency fluctuations, political risks, taxation and laws or policies of either foreign countries or the United States affecting foreign trade, investment and taxation, which, in turn, could affect Hecla's current or future foreign operations.

Hedging Activities

     Hedging activities are intended to minimize the effect of declines in metals prices on results of operations for a period of time. Although hedging activities may protect a company against low metals prices, it may also limit the price that can be received on hedged products, subject to forward sales and certain options contracts, potentially resulting in Hecla foregoing the realization of revenues to the extent the market prices of metals exceed the related metals price in a forward sale or certain options contracts. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements.

Environmental Liabilities

     Reserves for closure costs, reclamation and environmental matters totaled $49.3 million and $29.8 million at December 31, 1999 and 1998, respectively. Hecla anticipates that expenditures relating to these reserves will be made over the next several years.

     Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, the uncertainties relating to specific reclamation and remediation methods and costs, the possible participation of other potentially responsible parties and changing environmental laws, regulations and interpretations. It is possible that changes to estimates of future closure, reclamation and environmental contingencies could have a material effect on future operating results as new information becomes known.

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

     Dore' -- Unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined to almost pure metal.

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

     Hectares -- Equivalent to 2.47 acres.

     Kaolin -- Also known as china clay, kaolin is a white alumina-silicate clay used in porcelain, paper, plastics, rubber, paints and many other products.

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

     Proven and Probable Ore Reserves -- Reserves that reflect estimates of the quantities and grades of mineralized material at Hecla's mines which Hecla believes can be recovered and sold at prices in excess of the total cash cost associated with extracting and processing the ore. The estimates are based largely on current costs and on projected prices and demand for Hecla's products. Mineral reserves are stated separately for each of Hecla's mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. Hecla's estimates of Proven and Probable reserves for the Lucky Friday mine, the Rosebud mine, the La Camorra mine and the La Choya mine at December 31, 1999 and 1998 are based on gold prices of $325 and $350 per ounce, silver prices of $5.50 and $5.50 per ounce, lead prices of $0.25 and $0.26 per pound, and zinc prices of $0.55 and $0.55 per pound, respectively. Proven and Probable ore reserves for the Greens Creek mine are based on calculations of reserves provided to Hecla by the operator of Greens Creek that have been reviewed but not independently confirmed by Hecla. Kennecott Greens Creek Mining Company's estimates of Proven and Probable ore reserves for the Greens Creek mine as of December 1999 and 1998 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metal prices. The weighted-average prices used were:

                    December 31,    December 31,
                        1999            1998
                    -------------   -------------

          Gold         $ 307          $ 327
          Silver        5.11           5.11
          Lead          0.27           0.29
          Zinc          0.56           0.56

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

     Probable Reserves -- Reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven reserves, is high enough to assume continuity between points of observation.

     Proven Reserves -- Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well-established.

     Reclamation -- The process of returning the land to another productive use after mining has been completed.

     Remediation -- In the context of superfund or the hazardous waste law, relates to those actions taken to investigate, prevent or minimize the effects or potential effects on human health or the environment of a release or threatened release of a hazardous substance.

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

     Unpatented Mining Claim -- A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

     Vein -- A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

     Waste -- Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

Item 2. Properties.

     Hecla's principal mineral properties are described in Item 1 above. Hecla also has interests in a number of other mineral properties in the United States, Mexico and South America. Although some of such properties are known or believed to contain significant quantities of mineralization, they are not considered material to Hecla's operations at the present time. Encouraging results from further exploration or increases in the market prices of certain metals could, in the future, make such properties considerably more important to the business of Hecla taken as a whole.

     The general corporate office of Hecla is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. Hecla also owns and has subdivided approximately 22 adjacent acres presently held for sale.

     The administrative office of Hecla's ball clay, kaolin and feldspar operations is located in Nashville, Tennessee. Additionally, there are general offices and laboratory facilities at each operating location. Hecla also owns approximately 1,600 acres of land principally for use in connection with milling and storage operations for the industrial minerals operations. The administrative office of K-T Clay de Mexico is located with the clay slurry processing facility on a parcel of land near Monterrey, Mexico.

     Hecla believes that its existing facilities are sufficient for their intended purposes.

Item 3.        Legal Proceedings.

Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of December 31, 1999, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.5 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

- Coeur d'Alene River Basin Natural Resource Damage Claims

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The Federal District Court case is proceeding through discovery. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. On September 30, 1999, the court issued an order on one of the defendant's challenge to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation are providing Hecla with a partial defense in all Basin environmental litigation. As of December 31, 1999, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $9.2 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties. Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

     On October 22, 1998, Hecla, certain affiliates, and contractors were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the prior operations at the now shut-down Cactus Gold mine located near Mojave, California. The plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages for general negligence, nuisance, trespass, statutory violations, ultrahazardous activities, strict liability and other torts. Hecla has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. One carrier has agreed to provide a partial defense of the litigation costs. Hecla has retained outside counsel to defend Hecla. Based on a prior health risk assessment completed for the operation as required by the state of California and information obtained from the plaintiffs in early discovery in the litigation, Hecla believes the allegations are without merit. In addition, legal counsel for plaintiffs have filed voluntary dismissals on behalf of a portion of the plaintiffs named in the litigation.

     Hecla is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial condition of Hecla. However, it is possible that these matters could have a material effect on quarterly or annual operating results and cash flows, when they are resolved, in future periods.

Item 4.        Submission of Matters to a Vote of Security Holders.

     Not applicable.

                            Part II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

              (a)   (i)  Shares of the Common Stock are traded on the New York
                         Stock Exchange, Inc., New York, New York.

                   (ii) The price range of the Common Stock on the New York Stock Exchange for the past two years was as follows:


                           First    Second    Third   Fourth
                           Quarter  Quarter  Quarter  Quarter
                           -------  -------  -------  -------

            1999 - High    $ 4.38   $ 3.25   $ 3.38   $ 3.13
                 - Low       2.50     2.06     1.94     1.50
            1998 - High    $ 6.69   $ 7.13   $ 5.31   $ 5.25
                 - Low       4.44     4.81     3.19     3.50


              (b) As of December 31, 1999, there were 9,714 holders of record of the Common Stock.

              (c) There were no Common Stock cash dividends paid in 1999 or 1998. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and Hecla's cash requirements.

Item 6.    Selected Financial Data.
           (dollars in thousands except for per share amounts)

                                                               Years Ended December 31,
                                  -----------------------------------------------------------------
                                    1999          1998          1997          1996          1995
                                  --------      --------      --------      --------      ---------
Total revenue                     $168,677      $165,148      $168,569      $166,882      $ 159,704
                                  ========      ========      ========      ========      =========

Net loss                          $(39,990)     $   (300)     $   (483)     $(32,354)     $(101,719)
Preferred stock dividends           (8,050)       (8,050)       (8,050)       (8,050)        (8,050)
                                  --------      --------      --------      --------      ---------
Loss applicable to
 common shareholders              $(48,040)     $ (8,350)     $ (8,533)     $(40,404)     $(109,769)
                                  ========      ========      ========      ========      =========

Basic and diluted loss per
 common share                     $  (0.77)     $  (0.15)     $  (0.16)     $  (0.79)     $   (2.28)
                                  ========      ========      ========      ========      =========

Total assets                      $268,357      $252,062      $250,668      $268,393      $ 258,190
                                  ========      ========      ========      ========      =========

Long-term debt - Notes and
 contracts payable                $ 55,095      $ 42,923      $ 22,136      $ 38,208      $  36,104
                                  ========      ========      ========      ========      =========

Cash dividends per common
 share                            $    - -      $    - -      $    - -      $    - -      $     - -
                                  ========      ========      ========      ========      =========

Cash dividends per preferred
 share                            $   3.50      $   3.50      $   3.50      $   3.50      $    3.50
                                  ========      ========      ========      ========      =========

Common shares issued            66,844,575    55,166,728    55,156,324    51,199,324     48,317,324

Shareholders of record               9,714        10,162        10,636        11,299         12,210

Employees                            1,277         1,184         1,202         1,254          1,259

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

Introduction

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the current metals price environment, Hecla's industrial minerals segment has been a significant contributor to overall revenues, providing 55% of total revenue in 1999. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

     Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including:

     - the timely development of existing properties and reserves and future projects,

     -    the impact of metal prices and metal production volatility,

     -    changing market conditions and the regulatory environment, and

     - other risks detailed below and elsewhere in this Form 10-K (see also "Investment Considerations" of Part I, Item 1 of this Form 10-K).

As a result of the above factors and potentially others, actual results may differ materially from those projected, forecasted or implied. These forward-looking statements represent Hecla's judgment as of the date of this filing. Hecla disclaims, however, any intent or obligation to update these forward-looking statements as circumstances may change or develop.




-----------------------
1    For definitions of certain mining terms used in this descrip-tion, see
"Glossary of Certain Mining Terms" at the end of Item 1, of this Form 10-K, page 38.

     On June 25, 1999, Hecla completed its acquisition of Monarch Resources Investments Limited, or MRIL, which was treated as a purchase for financial statement and accounting purposes. The $25.0 million purchase price consisted of $9.0 million in cash and 6,700,250 Hecla common shares. In addition, MRIL's seller, Monarch Resources Limited, will receive a royalty payment on future production from purchased assets that exceed the current resource. MRIL's significant assets include the La Camorra gold mine in Venezuela and the Saladillo silver exploration property in Mexico. Following the acquisition, Hecla temporarily suspended production at the La Camorra mine to construct a new tailings impoundment and to perform additional mine development. Production at La Camorra resumed in October 1999. In order to finance the acquisition and anticipated capital expenditures at La Camorra, a nonrecourse project-financed credit facility was secured for $11.0 million, of which $10.5 million had been advanced as of December 31, 1999. In addition, $3.0 million was borrowed under a subordinate note to fund the acquisition.

     During 1999, Hecla produced approximately 110,000 ounces of gold compared to approximately 127,000 ounces in 1998. The following table displays the actual gold production (in ounces) by operation for the years ended December 31, 1998 and 1999 and projected gold production for the year ending December 31, 2000:

                      Actual      Actual        Projected
                     Dec. 31,    Dec. 31,        Dec. 31,
Operation              1998        1999            2000
---------            --------    --------     ---------------

Rosebud                65,000      56,000       26,000-29,000
Greens Creek           18,000      24,000       20,000-22,000
La Camorra (1)            - -      17,000       70,000-79,000
La Choya (2)           40,000      12,000               1,000
Other sources           4,000       1,000               1,000
                     --------     -------     ---------------

Totals                127,000     110,000     118,000-132,000
                     ========     =======     ===============

       (1)Production commenced under Hecla's ownership in October 1999 at the La Camorra mine.

       (2)Mining at La Choya was completed in December 1998. Gold production in 1999 and 2000 is from residual recoveries from the heap leach pads.

     In 1999, Hecla produced approximately 7.6 million ounces of silver compared to approximately 7.2 million ounces in 1998. The following table displays the actual silver production (in ounces) by operation for the years ended December 31, 1998 and 1999 and projected silver production for the year ending December 31, 2000 (in thousands):

                    Actual      Actual      Projected
                   Dec. 31,    Dec. 31,      Dec. 31,
Operation            1998        1999          2000
---------          --------    --------    ------------

Lucky Friday          4,137       4,441      4,750-5,000
Greens Creek          2,824       3,051      2,650-2,800
Rosebud                 278         124            50-60
Other sources             6           1              - -
                   --------    --------    -------------

Totals                7,245       7,617      7,450-7,860
                   ========    ========    =============

     In 1999, Hecla's shipments from the Kentucky-Tennessee Clay group, which included ball clay, kaolin and feldspar, increased to approximately 1,072,000 tons from 1,005,000 tons of product in 1998. Hecla's shipments of industrial minerals from the Kentucky-Tennessee Clay group are expected to increase to approximately 1,086,000 tons in 2000. During 1999, Hecla also shipped approximately 82,000 tons of specialty aggregates from the Colorado Aggregate division of its subsidiary MWCA, and approximately 1,091,000 cubic yards of landscape material from the Mountain West Products division of MWCA. In order to provide funds for possible metals and other industrial minerals expansion, as well as to reduce indebtedness, Hecla decided to sell MWCA. Based on the estimated sales price for the two divisions of MWCA, Hecla recorded an adjustment in 1999 totaling $4.4 million to write down the book value of MWCA in excess of the anticipated sales price. Hecla completed a sales transaction for the Mountain West Products division of MWCA in March 2000. The Colorado Aggregate division is expected to close later in 2000, although there can be no assurance that the sales transaction will be completed.

Results of Operations
---------------------

1999 Compared to 1998
---------------------

     Hecla recorded a net loss, before the cumulative effect of a change in accounting principle and preferred stock dividend, of approximately $38.6 million, or $0.62 per common share, in 1999 compared to a net loss of approximately $0.3 million, or $0.01 per common share, in 1998. After recognizing a $1.4 million charge from an accounting change to write off unamortized start-up costs associated with the Greens Creek mine, and after $8.1 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for 1999 was approximately $48.0 million, or $0.77 per common share, compared to a loss of $8.4 million, or $0.15 per common share, in 1998. The increased loss in 1999 compared to 1998 was due to a variety of factors, the most significant of which were 1999 environmental and reclamation accruals totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek mine and the Bunker Hill Superfund site and asset write-downs totaling $4.7 million, principally for the write-down of MWCA.

     Sales of products increased by approximately $4.4 million, or 3%, in 1999 as compared to 1998 primarily due to:

     - increased sales totaling approximately $7.8 million from silver operations primarily as a result of increased production and shipments at the Lucky Friday and Greens Creek mines,

     - increased sales totaling approximately $5.8 million from Hecla's industrial minerals segment principally the result of increased shipments at the K-T Clay group and the MWCA-Mountain West Products division, and

     - decreased sales of $9.2 million from gold operations principally a result of completion of mining operations at the La Choya mine in December 1998, lower gold production in 1999 at the Rosebud mine, and a lower gold price in 1999, partly offset by increased sales from the La Camorra mine acquired in 1999.

     The following table compares the average metal prices for 1999 with 1998:

           Metal                       1999     1998    $ Change   % Change
   ---------------------------        ------   ------   --------   --------

   Gold-Realized ($/oz)               $  286   $  301   $    (15)     (5.0)%
   Gold-London Final ($/oz)              279      294        (15)     (5.1)
   Silver-Handy & Harman ($/oz)         5.25     5.53      (0.28)     (5.1)
   Lead-LME Cash (cents/pound)         0.228    0.240     (0.012)     (5.0)
   Zinc-LME Cash (cents/pound)         0.488    0.465      0.023       4.9

     Cost of sales and other direct production costs increased approximately $1.6 million from $127.9 million in 1998 to $129.5 million in 1999, primarily due to:

     - increased cost of sales at the La Camorra mine ($3.9 million) in 1999 as a result of Hecla's purchase of La Camorra in June 1999,

     - increased cost of sales at the Lucky Friday mine ($3.5 million, or 18%) due to an 18% increase in tons milled,

     - increased cost of sales at the industrial minerals segment ($1.9 million, or 3%) associated with increased sales of $5.8 million, or 7%,

     - decreased cost of sales at the La Choya mine ($5.7 million) due to the completion of mining in December 1998,

     - decreased cost of sales at the Rosebud mine ($0.8 million) due to decreased tons mined and milled,

     - elimination of cost of sales at the American Girl mine ($0.8 million) due to final gold sales in 1998, and

     - decreased cost of sales at the Greens Creek mine ($0.5 million) principally due to the timing of concentrate shipments.

     Cost of sales and other direct production costs as a percentage of sales decreased from 80.3% in 1998 to 79.1% in 1999. The decrease was principally a result of improved margins in the silver and industrial minerals segments, partly offset by decreased margins in the gold segment.

     Depreciation, depletion and amortization increased $1.2 million, or 5%, from 1998 to 1999 principally due to:

     - increased depreciation at the La Camorra mine ($0.9 million) as a result of Hecla's purchase of La Camorra in June 1999,

     - increased depreciation at the Greens Creek mine ($0.7 million) due to increased production in the 1999 period,

     - increased depreciation at the Lucky Friday mine ($0.6 million) due to increased production in the 1999 period, and

     - decreased depreciation at the Rosebud mine ($0.8 million) due to decreased gold production in the 1999 period.

     Exploration expense increased $1.1 million, or 22%, during 1999 as compared to 1998 principally due to increased expenditures in Mexico ($1.5 million), primarily at the Saladillo property acquired by Hecla in the MRIL purchase, and at the Rosebud mine ($0.4 million). These increases were partly offset by decreased expenditures at other South American targets ($0.8 million).

     Interest and other income decreased approximately $0.8 million, from $5.9 million in the 1998 period to $5.1 million in 1999. The decrease in 1999 was principally the result of decreased gains on sale of land located near Hecla's corporate headquarters in Coeur d'Alene, Idaho of $2.3 million, partly offset by a $1.3 million gain on the sale of the corporate airplane in 1999.

     Gain on investments decreased $1.2 million from a gain in 1998 of $1.1 million to a loss in 1999 of $0.1 million. The gain in 1998 was primarily a result of the sale of Metaline Contact Mine stock which was nonrecurring in 1999.

     Interest expense, net of amounts capitalized, increased $2.3 million in 1999 as compared to the same period in 1998. The increase was the result of decreased capitalized interest of $0.9 million, associated with the Lucky Friday expansion project in 1998, interest and fees associated with project financing and subordinated debt utilized for the acquisition of Monarch ($0.7 million), and increased interest expense under Hecla's revolving bank loan ($0.6 million) as a result of higher borrowings.

     Income tax benefit decreased approximately $0.6 million, from $0.9 million in 1998 to $0.3 million in the 1999 period. The decreased benefit primarily related to the carryback of certain 1998 expenditures to reduce U.S. income taxes previously provided.

     The cumulative effect of change in accounting principle totaled $1.4 million in 1999, due to the write off of unamortized start-up costs relating to Hecla's 29.73% ownership interest in the Greens Creek mine. The adjustment was the result of the required application of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

     Cash operating and total cash cost per gold ounce increased from $177 and $189 in 1998 to $195 and $205 in 1999, respectively. The increases in the cash operating and total cash cost per gold ounce were primarily attributable to the decrease in production at the Rosebud mine and higher per ounce costs at the La Choya mine resulting from the cessation of mining in December 1998. Total production costs per gold ounce increased from $262 per ounce in 1998 to $298 per ounce in 1999. The increase in the total production cost per gold ounce was primarily attributable to increased depreciation charges associated with the La Choya pit expansion completed in 1998.

     Cash operating, total cash and total production cost per silver ounce decreased from $3.96, $3.96 and $5.37 in 1998 to $3.72, $3.72 and $5.25 in 1999,
respectively. The decreases in the cost per silver ounce were due primarily to positive impacts of increased by-product zinc and lead production, as well as increased silver production. Gold, lead and zinc are by-products of Hecla's silver production, the revenues from which are offset against production costs in the calculation of costs per ounce of silver.

Results of Operations
---------------------

1998 Compared to 1997
---------------------

     Hecla recorded a net loss of approximately $0.3 million ($0.01 per common share) in 1998 compared to a net loss of approximately $0.5 million ($0.01 per common share) in 1997. After $8.1 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for 1998 was approximately $8.4 million, or $0.15 per common share, compared to $8.5 million, or $0.16 per common share in 1997. The change in the loss applicable to common shareholders during 1998 was attributable to a variety of factors, the most significant of which are discussed below in descending order of magnitude.

     Sales of products decreased by approximately $4.7 million, or 2.9%, in 1998 compared to 1997 primarily due to:

     - decreased sales totaling approximately $23.5 million from gold operations due to decreased production and a lower gold price in the 1998 period,

     - increased sales totaling approximately $9.7 million from Hecla's industrial minerals segment principally the result of improvements at both K-T Clay and MWCA, and

     - increased sales totaling approximately $9.1 million from silver operations principally a result of increased production at the Lucky Friday mine and a higher silver price, partly offset by lower gold, zinc and lead by-product prices.

     The following table compares the average metal prices for 1998 with 1997:

           Metal                   1998      1997     $ Change   % Change
   ----------------------------    ------   ------    --------   --------

   Gold-Realized ($/oz)             $ 301    $ 356    $   (55)    (15.4)%
   Gold-London Final ($/oz)           294      331        (37)    (11.2)
   Silver-Handy & Harman ($/oz)      5.53     4.90       0.63      12.9
   Lead-LME Cash (cents/pound)      0.240    0.283     (0.043)    (15.2)
   Zinc-LME Cash (cents/pound)      0.465    0.597     (0.132)    (22.1)

     Cost of sales and other direct production costs increased $1.2 million from $126.7 million in 1997 to $127.9 million in 1998, primarily due to:

     - increased cost of sales at the industrial minerals segment of $8.5 million resulting from increased sales of products at K-T Clay and MWCA, combined with reorganization costs at MWCA and a patent litigation settlement at K-T Clay,

     - increased cost of sales at the Lucky Friday mine totaling $4.8 million resulting from increased production and sales from the newly developed expansion area,

     - increased cost of sales at the Rosebud mine of $4.7 million due to operating the mine for a full year in 1998 compared to nine months in 1997 following the commencement of operations in April 1997,

     -    increased cost of sales at the Greens Creek mine of $0.4 million,

     - decreased cost of sales at the Grouse Creek mine of $10.3 million where operations were suspended in April 1997,

     - decreased cost of sales at the La Choya mine of $6.3 million, due to decreased production, and

     - decreased cost of sales at other operations totaling approximately $0.5 million.

     Cost of sales and other direct production costs as a percentage of sales increased from 77.3% in 1997 to 80.3% in 1998. The increase was primarily due to the effects of decreased gold production at the La Choya mine, and lower gold, zinc and lead prices in the 1998 period.

     Depreciation, depletion and amortization increased $1.2 million, or 5.7%, from 1997 to 1998 principally due to:

     - increased depreciation at the Rosebud mine ($1.5 million), the result of operating twelve months in 1998 versus nine months in 1997,

     - increased depreciation at the Lucky Friday mine ($1.2 million), due to increased production in the 1998 period,

     - increased depreciation at the industrial minerals segment ($0.2 million),

     - decreased depreciation at the La Choya mine ($1.5 million) as a result of the majority of the current property, plant and equipment being fully depreciated as of December 31, 1997, and

     -    decreased depreciation at the Greens Creek mine ($0.3 million).

     Exploration expenditures decreased $2.5 million from $7.4 million in 1997 to $4.9 million in 1998, principally in Mexico at the La Jojoba and El Porvenir properties, partly offset by increased expenditures in Peru and Chile at the Alto Dorado and Cacique sites.

     A reduction in carrying value of mining properties was recorded in 1997 for $0.7 million resulting from a $0.5 million adjustment at the Lisbon Valley joint venture, a uranium property, and a $0.2 million adjustment of material and supplies inventory at the Grouse Creek mine.

     The provision for closed operations and environmental matters increased $1.4 million, from a benefit of $0.7 million in 1997 to a provision of $0.7 million in 1998, as a result of a provision in 1998 at the closed Star mine versus a benefit in 1997 ($1.3 million), a decreased benefit from the American Girl mine in 1998 ($1.2 million), and other net increases of $0.3 million. These items were partly offset by a decreased provision at Grouse Creek ($1.3 million).

     Interest and other income increased approximately $1.3 million from $4.6 million in 1997 to $5.9 million in 1998, primarily due to 1998 gains on the sale of land located near Hecla's corporate headquarters ($3.0 million), and a gain on investments in 1998 versus a loss in 1997 ($1.5 million). These were partly offset by the 1997 gain on sale of an 8% interest in the Buckhorn joint venture, in Nevada, of $1.1 million and decreased royalty income of $0.5 million.

     Interest costs, net of amount capitalized, increased $0.6 million from $1.7 million in 1997 to $2.3 million in 1998 as a result of increased borrowings in 1998 under Hecla's revolving and term loan credit facility and increased interest expense and fees associated with Hecla's tax-exempt solid waste disposal bonds. Capitalized interest costs increased $0.2 million due to increased capitalized interest associated with the Lucky Friday expansion project of $0.4 million, which was partly offset by decreased capitalized interest at the Rosebud mine.

     Income tax expense decreased $2.8 million as a result of a $0.9 million tax benefit in 1998 compared to a provision of $1.9 million in 1997. The benefit in 1998 primarily relates to the resolution of outstanding foreign tax matters in Hecla's favor during 1998, combined with the carryback of certain 1998 expenditures to reduce U.S. income taxes previously provided, partly offset by a provision for various state income taxes. The provision in 1997 primarily reflects the provisions for foreign income taxes as well as various state income taxes, partially offset by the carryback of certain 1997 expenditures to reduce U.S. income taxes previously provided.

     Cash operating costs, total cash costs and total production costs per gold ounce increased from $166, $173 and $239 in 1997 to $177, $189 and $262 in 1998,
respectively. The increases in the cash operating, total cash and total production costs per gold ounce were mainly attributed to increased per ounce costs at both the La Choya mine, the result of decreased production, and the Rosebud mine, the result of higher milling costs and mining of lower grade gold ore.

     Cash operating costs and total cash costs per silver ounce increased from $3.58 and $3.58 in 1997 to $3.96 and $3.96 in 1998, respectively. The increases in cash costs per ounce amounts are due primarily to increased costs per ounce amounts at the Greens Creek mine due to the impact of lower gold, zinc and lead by-product prices, partly offset by decreased costs per ounce amounts at Lucky Friday resulting from increased silver production from higher grade ore, which was also offset by lower by-product metal prices. Total production costs per silver ounce decreased slightly from $5.42 per ounce in 1997 to $5.37 per ounce in 1998, principally the result of lower depreciation and depletion per ounce at the Lucky Friday mine due to increased ore reserves. Gold, lead and zinc are by-products of Hecla's silver production, the revenues from which are netted against production costs in the calculation of the production costs per ounce of silver.

Financial Condition and Liquidity
---------------------------------

     A substantial portion of Hecla's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond Hecla's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profitability and liquidity of Hecla. Hecla is subject to many of the same inflationary pressures as the U.S. economy in general. Hecla continues to seek and implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that Hecla may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. However, the market prices for products produced by Hecla have a much greater impact than inflation on Hecla's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements and other property transactions can have a significant impact on the need for capital (see "Investment Considerations" in this Form 10-K).

     At December 31, 1999, assets totaled approximately $268 million and shareholders' equity totaled approximately $133 million. Cash and cash equivalents increased by $0.2 million from $2.5 million at the end of 1998 to $2.7 million at December 31, 1999. During 1999, $16.6 million of cash was provided by financing activities. The major sources of cash were borrowings on long-term debt of $54.0 million and proceeds from common stock issuances, net of offering costs, of $11.9 million. These sources of cash were partially offset by uses of cash including repayments on long-term debt of $41.2 million and payment of preferred stock dividends of $8.1 million.

     Operating activities provided $3.0 million of cash during 1999. The primary sources of cash were from the industrial minerals segment, the Greens Creek mine, the Rosebud mine and the Lucky Friday mine. Significant uses of cash included (1) $9.4 million for reclamation activities and other noncurrent liabilities; (2) $4.8 million in accounts payable and accrued expenses principally due to decreases at MWCA, decreases at the La Choya mine as activity at the mine decreased in 1999 and at the La Camorra mine where Hecla funded working capital deficiencies; and (3) $1.7 million increase in accounts and notes receivable due primarily to increased sales and the timing of cash receipts at Greens Creek. Principal noncash charges included provisions for reclamation and closure costs of $28.6 million, depreciation, depletion and amortization costs of approximately $23.7 million, a reduction in carrying value of mining properties of $4.6 million and a cumulative effect of change in accounting principle for previously unamortized start-up costs at Greens Creek of approximately $1.4 million, partly offset by gains on sales of properties, plants and equipment of $2.1 million.

     Hecla's investing activities used $19.3 million of cash during 1999. The most significant uses of cash were (1) $13.5 million for properties, plants and equipment additions, including significant additions at the La Camorra mine of $5.4 million, the Greens Creek mine of $2.8 million, the Noche Buena project of $2.3 million and the industrial minerals segment of $2.2 million; and (2) the purchase of Monarch Resources Investments Limited, net of cash acquired, for $9.2 million. These uses of cash were partly offset by proceeds from disposition of properties, plants and equipment in 1999 totaling approximately $2.5 million, principally from the sale of the corporate airplane and land located near Hecla's corporate headquarters in Coeur d'Alene, Idaho.

     During 1999, Hecla actively marketed for the sale of its MWCA subsidiary. Based on the anticipated selling price, Hecla recorded a carrying value adjustment to the assets of MWCA totaling $4.4 million in 1999. Hecla completed a sales transaction for the Mountain West Products division of MWCA in March 2000. The proceeds from the sale of Mountain West Products were utilized to reduce bank debt. The sale of the Colorado Aggregate division is expected to close later in 2000, although there can be no assurance that the sales transaction will be completed.

     Hecla estimates that capital expenditures to be incurred during 2000 will be approximately $15.7 million. These estimated capital expenditures consist primarily of:

                        Property                   Expenditure
          ----------------------------            ------------
          Industrial minerals segment             $5.4 million
          Greens Creek (29.73% interest)          $5.0 million
          La Camorra                              $2.6 million
          Lucky Friday                            $2.2 million
          Rosebud (50% interest)                  $0.5 million

     These planned capital expenditures will depend, in large part, on Hecla's ability to obtain the required funds from operating activities, amounts available under its restated bank agreement, potential debt financings and the possible issuance of additional equity. There can be no assurance that actual capital expenditures will be as projected based upon the uncertainties associated with the estimates for capital projects, uncertainties associated with possible development projects, and Hecla's ability to generate adequate funding for the projected capital expenditures.

     Hecla's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that Hecla's joint venture partners will not default with respect to their portion of development costs and capital expenditures.

     During 1999, Hecla continued its feasibility study on the Noche Buena gold project in Mexico. Hecla completed fill-in drilling to 35-meter centers on the core of the deposit as well as step out drilling to expand the deposit. Additional metallurgical testing was also completed during 1999. However, at the current gold price, Hecla has decided to suspend development of this project. Hecla will reconsider the status of this project when the gold price returns to a higher level; however, there can be no assurance that Hecla will ever develop the Noche Buena project.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. During 1999, in two separate issuances, Hecla sold an aggregate of 4,738,807 shares of common stock realizing proceeds of approximately $11.9 million, net of issuance costs. Additionally, 1,603,998 warrants to purchase Hecla common stock were issued in connection with one of the issuances. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of $3.19 or 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. The warrants are exercisable until May 11, 2002. In September 1999, Hecla issued 97,000 shares of its common stock upon exercise of warrants. Proceeds of $0.3 million were realized from the exercise of the warrants. At December 31, 1999, 1,506,998 warrants remain outstanding. These equity issuances were sold under the above-described Registration Statement. As of December 31, 1999, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement.

     On May 7, 1999, Hecla entered into a restated credit agreement. Under the revised terms of the bank agreement, the amount available to borrow remains at $55.0 million, subject to certain limitations. On June 25, 1999, Hecla entered into a first amendment to the bank agreement which provided for the waiver of certain restrictive covenants, allowing Hecla to enter into a project financing facility to acquire MRIL, as discussed below. Amendments to the bank agreement were also entered into on August 31, 1999, December 20, 1999, and December 30, 1999. At December 31, 1999, there was $32.5 million outstanding under Hecla's $55.0 million bank agreement classified as long-term debt. Hecla was in compliance with all covenants pursuant to the bank agreement as of December 31, 1999. Hecla also has outstanding $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds as of December 31, 1999. The amount available to borrow under the bank agreement is reduced by the $9.8 million principal amount of these bonds. At December 31, 1999, Hecla had the ability to borrow an additional $12.7 million under the bank agreement.

     On March 21, 2000, Hecla received a commitment letter from a bank to provide for a $55.0 million term loan facility due one year after funding. Proceeds from the term loan facility will be utilized to repay amounts outstanding under the current Bank Agreement, the revenue bonds and the subordinated debt, as well as for general corporate purposes. The terms of the facility include certain collateral provisions, including the pledging of the common stock of certain of Hecla's subsidiaries and providing the lender a security interest in certain other assets of Hecla. Interest rates are to be based on LIBOR plus a margin of 2.25%. Funding pursuant to the commitment is expected to occur during April 2000 upon satisfactory completion of legal documentation.

     On June 25, 1999, Hecla's newly acquired, wholly owned subsidiary, Hecla Resources Investments Limited (HRIL), formerly Monarch Resources Investments Limited, entered into a credit agreement to provide project financing of up to $11.0 million, nonrecourse to Hecla, to finance the acquisition of HRIL. HRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the newly acquired La Camorra mine. HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. HRIL borrowed $10.5 million, pursuant to the terms of the project financing agreement, which is repayable in nine semiannual payments beginning June 30, 2000. At December 31, 1999, HRIL had outstanding pursuant to the project financing agreement $10.5 million principal amount. In connection with the project financing agreement, as of June 25, 1999, Hecla entered into a subordinated loan agreement which provided a $3.0 million zero coupon loan, subordinate to Hecla's existing $55.0 million revolving and term loan credit facility, repayable in three semiannual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at December 31, 1999. The terms of the subordinated loan agreement provide that Hecla must maintain compliance with the financial covenants of Hecla's $55.0 million credit agreement. The interest rates for borrowing under the project financing and subordinated debt agreements were 8.7% and 10.2%, respectively, as of December 31, 1999. The interest rates in the subordinated loan agreement and the project financing agreement are based on the London Interbank Offered Rates. Additionally, HRIL sold forward 306,045 ounces of gold on a quarterly basis over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce, and as a portion of the sale entered into an agreement at a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding volume of the above forward sales, commencing June 2000.

     Exploration expenditures for 2000 are estimated to be approximately $4.0 to $4.5 million. Hecla's exploration strategy is to focus further exploration at, or in the vicinity of, its currently owned domestic and foreign properties, as well as grass roots and advanced stage projects. Accordingly, domestic exploration expenditures are expected to be incurred principally at Rosebud and Greens Creek. Foreign exploration efforts in 2000 will center primarily on targets in Mexico, including the Saladillo property, and at La Camorra. There can be no assurances that actual exploration expenditures will be as projected.

     Hecla's planned environmental and reclamation expenditures during 2000 are expected to be approximately $12.0 to $14.0 million, principally for environmental and reclamation activities at the Grouse Creek mine and Bunker Hill Superfund site. At the Grouse Creek mine, Hecla is currently working with federal and state agencies on the development of an effective plan for dewatering the tailings impoundment, as such, there can be no assurances that actual environmental and reclamation expenditures at Grouse Creek or other idle facilities will be as projected.

     Reserves for closure costs, reclamation and environmental matters totaled $49.3 million at December 31, 1999. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     For information on hedged positions and derivative instruments, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk."

     Hecla is subject to legal proceedings and claims which have arisen in the ordinary course of its business that have not been finally adjudicated (see Part II, Item 3, Legal Proceedings and Note 8 of Notes to Consolidated Financial Statements). Although the ultimate disposition of these matters and various other pending legal actions and claims are not presently determinable, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial position of Hecla and its subsidiaries. However, it is possible that these matters could have a material effect on quarterly or annual operating results and cash flows, when they are resolved, in future periods.

Year 2000
---------

     Hecla utilizes software and related technologies throughout its business that may have been susceptible to the "Year 2000 computer problem," which is common to many corporations and governmental entities. This problem concerns the inability of information systems, primarily computer software programs and certain hardware, to properly recognize and process date-sensitive information as the Year 2000 approaches. Absent corrective actions, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

     Hecla established thirteen teams to identify and correct Year 2000 compliance issues. Hecla's primary information systems (IS) with non-compliant code were modified or replaced with systems that are Year 2000 compliant. Hecla also evaluated its non-IS applications, primarily systems embedded in processing and other facilities. Additionally, the teams evaluated Hecla's critical suppliers and vendors as to their state of readiness for the Year 2000.

     Hecla's primary IS were originally evaluated in 1996, and out of 2,300 programs, 850 were identified that required modification. All of the 850 programs have been modified, installed and tested by Hecla's information services department. End user testing is complete. Hecla's other IS have been evaluated and are compliant systems. Remediation and contingency plans are complete.

     Inventories and assessments of non-IS have been completed by all thirteen teams. Remediation efforts have been completed. Contingency plans have been developed for all major components in case of system failures surrounding the Year 2000.

     Hecla utilized independent consultants to oversee the Year 2000 project as well as to perform certain remediation efforts. In addition, progress on the Year 2000 project was monitored by senior management, and reported to the Board of Directors at each respective meeting.

     Hecla identified critical suppliers, as well as other essential service providers, and surveyed their Year 2000 compliance. Based on expected compliance dates expressed by some of these critical suppliers and other service providers, continued follow-up will be required to ensure all Year 2000 issues were addressed. These follow-up activities occurred throughout 1999 and will continue through the first quarter of 2000. For other suppliers and service providers, risk assessments and contingency plans were finalized by the end of the third quarter of 1999. Hecla has taken the above-described steps to address issues surrounding suppliers and service providers; however, Hecla has no direct ability to influence other parties' compliance actions.

     Contingency plans for Year 2000 related business interruptions were developed and included, but were not limited to, the development of emergency backup recovery procedures, replacing automated processes with manual processes, identification of alternate suppliers, and increasing raw material supplies and finished goods inventory prior to December 31, 1999. Substantially all plans were completed by the end of the third quarter of 1999.

     Incremental costs directly related to Year 2000 issues are estimated to be $135,000 from 1998 to 2000, of which approximately $121,000 has been spent as of December 31, 1999. Hecla's current estimate of expected costs is based upon work performed to date, and depending on the results of future work, the cost estimate may increase. This estimate assumes that Hecla will not incur significant Year 2000 costs on behalf of its suppliers or customers.

     Hecla's Year 2000 efforts were successful. To date, there have been no material disruptions at any of Hecla's operations or by our vendors, contractors or customers.

     The foregoing Year 2000 disclosures are based on Hecla's current expectations, estimates and projections. Hecla believes it has taken the necessary actions to mitigate the effect of Year 2000 risks, although Hecla is not able to eliminate the risks or to estimate the ultimate effect Year 2000 will have on Hecla's operating results and financial condition.

New Accounting Pronouncement
-----------------------------

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Hecla is presently evaluating the effect the adoption of this standard will have on Hecla's financial condition, results of operations and cash flows.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative instruments held by Hecla at December 31, 1999, which are sensitive to changes in interest rates and commodity prices. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of this Form 10-K).

Interest-Rate Risk Management

     At December 31, 1999, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at December 31, 1999, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.


                                                   (in thousands)
                                                                                                        Fair
                           2000      2001       2002       2003      2004     Thereafter    Total      Value
                          -------   -------   --------   --------   -------   ----------   --------   --------

Bank credit agreement     $   - -   $   - -   $ 16,250   $ 16,250   $   - -    $   - -     $ 32,500   $ 32,500

Average interest rate       9.12%     9.76%      9.86%      9.93%    10.08%        - -

Revenue bonds             $   - -   $   - -   $    - -   $    - -   $   - -    $ 9,800     $  9,800   $  9,800

Average interest rate       3.97%     4.25%      4.49%      4.67%     4.80%      4.65%

Project financing debt    $   750   $ 3,250   $  3,000   $  3,000   $   500    $   - -     $ 10,500   $ 10,500

Average interest rate       8.86%     9.52%      9.61%      9.68%     9.83%        - -

Subordinated bank debt    $   - -   $   - -   $    - -   $  2,000   $ 1,000    $   - -     $  3,000   $  3,000

Average interest rate      10.36%    11.02%     11.11%     11.18%    11.33%        - -

Commodity-Price Risk Management

Hedging

     Hecla uses commodity forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts were designated as hedges at December 31, 1999.

     The following table provides information about Hecla's forward sales commitments and commodity swap contracts at December 31, 1999. The table presents the notional amount in ounces or tonnes, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between January 31, 2000 and December 31, 2004.


                                  Expected    Expected     Expected     Expected     Expected    Estimated
                                  Maturity    Maturity     Maturity     Maturity     Maturity       Fair
                                    2000        2001         2002         2003         2004        Value
                                 ----------  ----------   ----------   ----------   ----------   ----------
Forward contracts:
Gold sales (ounces)                 65,027      62,010       60,428       59,802       48,928
Future price (per ounce)         $     287   $     288    $     288    $     288    $     288
Contract amount (in $000's)      $  18,649   $  17,874    $  17,418    $  17,238    $  14,103    $  (7,611)

Silver sales (ounces)            1,200,000         - -          - -          - -          - -
Future price (per ounce)         $    5.51   $     - -    $     - -    $     - -    $     - -
Contract amount (in $000's)      $   6,606   $     - -    $     - -    $     - -    $     - -    $      90

Swap contracts:
Zinc (tonnes)                        6,000         - -          - -          - -          - -
Future price (per pound)         $   0.510   $     - -    $     - -    $     - -    $     - -
Contract amount (in $000's)      $   6,743   $     - -    $     - -    $     - -    $     - -    $    (560)

Lead (tonnes)                        3,000         - -          - -          - -          - -
Future price (per pound)         $   0.245   $     - -    $     - -    $     - -    $     - -
Contract amount (in $000's)      $   1,620   $     - -    $     - -    $     - -    $     - -    $     136

     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 257,242 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 30, 2000, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the Gold Lease Rate Swap at December 31, 1999 was $2,019,000.

Trading

     During 1999, Hecla sold call options for 1,650,000 ounces of silver through June 30, 2000, at an average strike price of $5.36. Hecla sold the call options to provide additional cash flow. The sale of the options are designed to provide some price protection, to the extent of the amount of the call premium received, in the event of a decline in the price of silver. These contracts also limit the maximum that Hecla may receive on a portion of Hecla's silver production to the strike price of the options plus the premium received. Hecla is exposed to price risk on these call options, and the value of the call options are marked to market with a gain or loss, if any, recorded in earnings. Through December 31, 1999, Hecla recognized revenue of $456,000 from expired call option contracts and a mark to market adjustment.

     The following table provides information about Hecla's silver call options at December 31, 1999. The table presents the notional amount in ounces, the weighted average strike price, and the total-dollar contract amount expected by the maturity dates, which occur between January 31, 2000 and June 30, 2000.

                                              Expected    Estimated
                                              Maturity      Fair
                                                2000        Value
                                              --------    ---------
 Sold call options:
  Silver calls (ounces)                        300,000
  Weighted average strike price (per ounce)   $   5.50
  Contract amount (in $000's)                 $  1,650     $  33

Item 8.        Financial Statements and Supplementary Data.

     See Item 14 of this Report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

                    Selected Quarterly Data
      (dollars in thousands except for per-share amounts)

                                First        Second         Third         Fourth
1999:                          Quarter       Quarter        Quarter       Quarter        Total
-----                         ----------    ----------     ----------    ----------    ----------
Sales of products             $   41,658    $   46,058     $   38,305    $   37,593    $  163,614
Gross profit (loss)           $    4,260    $    5,085     $    2,620    $   (1,244)   $   10,721
Net income (loss)             $   (1,499)   $    2,335     $  (34,002)   $   (6,824)   $  (39,990)
Preferred stock dividends     $   (2,012)   $   (2,013)    $   (2,013)   $   (2,012)   $   (8,050)
Income (loss) applicable to
 common shareholders          $   (3,511)   $      322     $  (36,015)   $   (8,836)   $  (48,040)
Basic and diluted income
 (loss) per common share      $    (0.06)   $     0.01     $    (0.54)   $    (0.13)   $    (0.77)

1998:
-----
Sales of products             $   40,129    $   45,655     $   38,611    $   34,836    $  159,231
Gross profit (loss)           $    4,476    $    4,120     $    3,029    $   (2,533)   $    9,092
Net income (loss)             $    2,847    $    2,996     $     (641)   $   (5,502)   $     (300)
Preferred stock dividends     $   (2,012)   $   (2,013)    $   (2,013)   $   (2,012)   $   (8,050)
Income (loss) applicable to
 common shareholders          $      835    $      983     $   (2,654)   $   (7,514)   $   (8,350)
Basic and diluted income
 (loss) per common share      $     0.02    $     0.02     $    (0.05)   $    (0.14)   $    (0.15)


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                            Part III

Item 10.       Directors and Executive Officers of the Registrant.

          Reference is made to the information with respect to the directors of Hecla set forth under the caption "Election of Directors" in Hecla's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 5, 2000 (the Proxy Statement), which information is incorporated herein by reference. Information with respect to executive officers of Hecla is set forth as follows:

                       Age at
                       May 5,
         Name           2000     Position and Term Served
    ----------------   -------   --------------------------------

    William B. Booth    49       Vice President - Investor and Public Affairs
                                 since May 1994; various administrative
                                 functions with Hecla since December 1985.

    Arthur Brown        59       Chairman since June 1987; Chief Executive
                                 Officer since May 1987; President since May
                                 1986.

    J. Gary Childress   52       Vice President - Industrial Minerals since
                                 February 1994; President and General Manager of Kentucky-Tennessee Clay Company from 1987 to 1994.

    Roger A. Kauffman   56       Executive Vice President and Chief Operating
                                 Officer since June 1996; President and Chief
                                 Operating Officer of Amax Gold from 1994 to 1996; previously employed with Hecla from 1985 to 1994 serving as Vice President -
                                 Industrial Minerals from 1986 to 1994.

    Jon T. Langstaff    63       Vice President - Human Resources since May
                                 1995; Personnel Manager from 1982 to 1995.

    John P. Stilwell    47       Vice President - Chief Financial Officer since
                                 May 1996; Vice President - Chief Financial
                                 Officer and Treasurer from May 1996 to May
                                 1997; Vice President - Finance and Treasurer
                                 May 1994 to May 1996; Treasurer since June
                                 1991.

                       Age at
                       May 5,
         Name          2000      Position and Term Served
    ----------------   -------   --------------------------------


    Michael B. White    49       Vice President - General Counsel and Secretary
                                 since May 1992; Secretary since November 1991;
                                 Assistant Secretary from March 1981 to November
                                 1991; General Counsel since June 1986.

    David F. Wolfe      56       Treasurer since May 1997; Manager of Precious
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

Item 13.  Certain Relationships and Related Transactions.

     Reference is made to the information set forth in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

                            Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1)  Financial Statements

               See Index to Financial Statements on Page F-1

     (a)  (2)  Financial Statement Schedules

               See Index to Financial Statements on Page F-1

     (a)  (3)  Exhibits

               See Exhibit Index following the financial statements

     (b)       Reports on Form 8-K

               None

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

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


 /s/ Arthur Brown        3/24/2000       /s/ Theodore Crumley    3/24/2000
----------------------------------      ----------------------------------
Arthur Brown             Date           Theodore Crumley         Date
Chairman and Director                   Director
(principal executive officer)

 /s/ Lewis E. Walde      3/24/2000       /s/ Leland O. Erdahl    3/24/2000
----------------------------------      ----------------------------------
Lewis E. Walde           Date           Leland O. Erdahl         Date
Assistant Controller                    Director
(principal accounting officer)

 /s/ John P. Stilwell     3/24/2000      /s/ Charles L. McAlpine 3/24/2000
-----------------------------------     ----------------------------------
John P. Stilwell          Date          Charles L. McAlpine      Date
Vice President - Chief Financial        Director
Officer (principal financial officer)

 /s/ John E. Clute       3/24/2000       /s/ Thomas J. O'Neil    3/24/2000
----------------------------------      ----------------------------------
John E. Clute            Date           Thomas J. O'Neil         Date
Director                                Director

 /s/ Joe Coors, Jr.      3/24/2000       /s/ Jorge E. Ordonez    3/24/2000
----------------------------------      ----------------------------------
Joe Coors, Jr.           Date           Jorge E. Ordonez         Date
Director                                Director

 /s/ Paul A. Redmond      3/24/2000
-----------------------------------
Paul A. Redmond          Date
Director

                          Index to Financial Statements




                                                     Page
                                                     ----
Financial Statements
--------------------

  Report of Independent Accountants                  F-2

  Consolidated Balance Sheets at December 31,
    1999 and 1998                                    F-3

  Consolidated Statements of Operations and
    Comprehensive Loss for the Years Ended
    December 31, 1999, 1998 and 1997                 F-4

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1999, 1998 and 1997     F-5

  Consolidated Statements of Changes in
    Shareholders' Equity for the Years Ended
    December 31, 1999, 1998 and 1997                 F-6

  Notes to Consolidated Financial Statements         F-7 to F-35


Financial Statement Schedules*
-----------------------------

*Financial statement schedules
 have been omitted as not applicable

Report of Independent Accountants
---------------------------------




The Board of Directors and Shareholders of
Hecla Mining Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hecla Mining Company and subsidiaries (the Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999 as required by a Statement of Position issued by the American Institute of Certified Public Accountants.




/s/ PricewaterhouseCoopers LLP

Spokane, Washington
February 4, 2000, except for Note 15, as to which the date is March 21, 2000.

                      Hecla Mining Company and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   -----------

                                                                                   December 31,
                                                                          ----------------------------
                                                                              1999            1998
                                                                          ------------    ------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                 $     2,719     $     2,480
 Accounts and notes receivable                                                  29,194          25,919
 Income tax refund receivable                                                        8           1,087
 Inventories                                                                    24,033          22,757
 Other current assets                                                            2,548           1,251
                                                                           -----------     -----------
     Total current assets                                                       58,502          53,494
Investments                                                                      2,130           3,406
Restricted investments                                                           5,998           6,331
Properties, plants and equipment, net                                          191,026         178,168
Other noncurrent assets                                                         10,701          10,663
                                                                           -----------     -----------
     Total assets                                                          $   268,357     $   252,062
                                                                           ===========     ===========
                                  LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses                                     $    12,135     $    12,082
 Accrued payroll and related benefits                                            4,394           2,852
 Preferred stock dividends payable                                               2,012           2,012
 Current portion of long-term debt                                                 782              90
 Accrued taxes                                                                   2,369             772
 Accrued reclamation and closure costs                                           8,384           6,537
                                                                           -----------     -----------
     Total current liabilities                                                  30,076          24,345
Deferred income taxes                                                              300             300
Long-term debt                                                                  55,095          42,923
Accrued reclamation and closure costs                                           40,941          23,216
Other noncurrent liabilities                                                     9,244           9,542
                                                                           -----------     -----------
     Total liabilities                                                         135,656         100,326
                                                                           -----------     -----------
Commitments and contingencies (Notes 1, 2, 3, 7 and 8)

                             SHAREHOLDERS' EQUITY
Preferred stock, $0.25 par value, authorized 5,000,000 shares;
 issued and outstanding - 2,300,000 shares,
 liquidation preference $117,012                                                   575             575
Common stock, $0.25 par value, authorized 100,000,000 shares;
 issued 1999 - 66,844,575 shares,
 issued 1998 - 55,166,728 shares                                                16,711          13,792
Capital surplus                                                                400,205         374,017
Accumulated deficit                                                           (278,533)       (230,493)
Accumulated other comprehensive loss                                            (4,871)         (5,269)
Less stock held by grantor trust; 1999 - 132,290 common shares,
 1998 - 0 common shares                                                           (500)            - -
Less treasury stock, at cost; 1999 - 62,111 common shares,
 1998 - 62,110 common shares                                                      (886)           (886)
                                                                           -----------     -----------
     Total shareholders' equity                                                132,701         151,736
                                                                           -----------     -----------
     Total liabilities and shareholders' equity                            $   268,357     $   252,062
                                                                           ===========     ===========

    The accompanying notes are an integral part of the consolidated financial statements.



                           Hecla Mining Company and Subsidiaries
               Consolidated Statements of Operations and Comprehensive Loss
                (Dollars and shares in thousands, except per share amounts)
                                       -------------

                                                                            Year Ended December 31,
                                                                   ---------------------------------------
                                                                     1999           1998          1997
                                                                   ----------     ----------    ----------
Sales of products                                                  $  163,614     $  159,231    $  163,948
                                                                   ----------     ----------    ----------

Cost of sales and other direct production costs                       129,476        127,933       126,742
Depreciation, depletion and amortization                               23,417         22,206        21,009
                                                                   ----------     ----------    ----------
                                                                      152,893        150,139       147,751
                                                                   ----------     ----------    ----------
  Gross profit                                                         10,721          9,092        16,197
                                                                   ----------     ----------    ----------
Other operating expenses:
 General and administrative                                             7,449          7,583         7,976
 Exploration                                                            5,934          4,866         7,422
 Depreciation and amortization                                            321            389           311
 Provision for (benefit from) closed operations
  and environmental matters                                            30,100            734          (724)
 Reduction in carrying value of mining properties                       4,577            - -           715
                                                                   ----------     ----------    ----------
                                                                       48,381         13,572        15,700
                                                                   ----------     ----------    ----------
   Income (loss) from operations                                      (37,660)        (4,480)          497
                                                                   ----------     ----------    ----------

Other income (expense):
 Interest and other income                                              5,063          5,917         4,621
 Miscellaneous expense                                                 (1,581)        (1,487)       (1,643)
 Gain (loss) on investments                                               (96)         1,136          (405)
 Interest expense:
  Interest costs                                                       (4,635)        (3,261)       (2,462)
  Less amount capitalized                                                  19            959           806
                                                                   ----------     ----------    ----------
                                                                       (1,230)         3,264           917
                                                                   ----------     ----------    ----------

Income (loss) before income taxes and
  cumulative effect of change in accounting principle                 (38,890)        (1,216)        1,414
Income tax benefit (provision)                                            285            916        (1,897)
                                                                   ----------     ----------    ----------
Loss before cumulative effect of change in accounting principle       (38,605)          (300)         (483)

Cumulative effect of change in accounting principle, net of tax        (1,385)           - -           - -
                                                                   ----------     ----------    ----------

Net loss                                                              (39,990)          (300)         (483)
Preferred stock dividends                                              (8,050)        (8,050)       (8,050)
                                                                   ----------     ----------    ----------
Loss applicable to common shareholders                                (48,040)        (8,350)       (8,533)
                                                                   ----------     ----------    ----------

Other comprehensive income (loss), net of tax:
 Unrealized gains (losses) on securities                                   13           (115)         (351)
 Reclassification adjustment for losses included in net loss               96             96           320
 Minimum pension liability adjustment                                     289           (289)          - -
                                                                   ----------     ----------    ----------
Other comprehensive income (loss)                                         398           (308)          (31)
                                                                   ----------     ----------    ----------
Comprehensive loss applicable to common shareholders               $  (47,642)    $   (8,658)   $   (8,564)
                                                                   ==========     ==========    ==========

Basic and diluted loss per common share before cumulative
 effect of change in accounting principle                          $    (0.75)    $    (0.15)   $    (0.16)
Cumulative effect of change in accounting principle                     (0.02)           - -           - -
                                                                   ----------     ----------    ----------
Basic and diluted loss per common share                            $    (0.77)    $    (0.15)   $    (0.16)
                                                                   ==========     ==========    ==========

Weighted average number of common shares outstanding                   62,347         55,101        54,763
                                                                   ==========     ==========    ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                                        Hecla Mining Company and Subsidiaries
                                        Consolidated Statements of Cash Flows
                                                    (In thousands)
                                                     -----------

                                                                                    Year Ended December 31,
                                                                              -----------------------------------
                                                                                1999         1998         1997
                                                                              ---------    ---------    ---------

 Operating activities:
   Net loss                                                                   $ (39,990)   $    (300)   $    (483)
   Noncash elements included in net loss:
     Depreciation, depletion and amortization                                    23,738       22,595       21,320
     Cumulative effect of change in accounting principle                          1,385          - -          - -
     Gain on disposition of properties, plant  and equipment                     (2,133)      (2,648)      (1,111)
     Loss (gain) on investments                                                      96       (1,136)         405
     Reduction in carrying value of mining properties                             4,577          - -          715
     Provision for reclamation and closure costs                                 28,614          581        1,341
   Change in assets and liabilities net of effects from purchase of
       Monarch Resources Investments Limited (MRIL):
     Accounts and notes receivable                                               (1,691)      (1,474)        (277)
     Income tax refund receivable                                                 1,079         (294)         469
     Inventories                                                                   (317)        (641)         548
     Other current and noncurrent assets                                         (1,324)      (1,747)         868
     Accounts payable and accrued expenses                                       (4,788)        (478)      (4,787)
     Accrued payroll and related benefits                                         1,542          416         (796)
     Accrued taxes                                                                1,597         (244)        (411)
     Accrued reclamation and closures costs and other noncurrent liabilities     (9,429)     (12,587)     (11,772)
                                                                              ---------    ---------    ---------

   Net cash provided by operating activities                                      2,956        2,043        6,029
                                                                              ---------    ---------    ---------

Investing activities:
   Purchase of MRIL, net of cash acquired                                        (9,183)         - -          - -
   Additions to properties, plants and  equipment                               (13,467)     (22,495)     (24,794)
   Proceeds from disposition of properties, plants and equipment                  2,476        3,733        1,872
   Proceeds from the sale of investments                                            311        1,294          - -
   Decrease in restricted investments                                               333        1,595       13,845
   Purchase of investments and change in cash surrender
     value of life insurance, net                                                    54         (734)      (1,233)
   Other, net                                                                       133          399        1,642
                                                                              ---------    ---------    ---------

   Net cash used by investing activities                                        (19,343)     (16,208)      (8,668)
                                                                              ---------    ---------    ---------

Financing activities:
   Common stock issued for warrants and stock option plans                          277           54           41
   Issuance of common stock, net of offering costs                               11,865          - -       23,355
   Dividends on preferred stock                                                  (8,050)      (8,050)      (8,050)
   Payments for debt issuance costs                                              (1,255)         - -          - -
   Borrowings against cash surrender value of life insurance                        925          - -          - -
   Borrowings on long-term debt                                                  54,063       44,531       57,601
   Repayments on long-term debt                                                 (41,199)     (23,684)     (73,673)
                                                                              ---------    ---------    ---------

   Net cash provided (used) by financing activities                              16,626       12,851         (726)
                                                                              ---------    ---------    ---------

Change in cash and cash equivalents
   Net increase (decrease) in cash and cash equivalents                             239       (1,314)      (3,365)
   Cash and cash equivalents at beginning of year                                 2,480        3,794        7,159
                                                                              ---------    ---------    ---------
   Cash and cash equivalents at end of year                                   $   2,719    $   2,480    $   3,794
                                                                              =========    =========    =========

Supplemental disclosure of cash flow information
   Cash paid during year for:
     Interest, net of amount capitalized                                      $   4,377    $   1,784   $      912
                                                                              =========    =========   ==========

     Income tax payments (refunds), net                                       $    (847)   $     439   $      333
                                                                              =========    =========   ==========

See Notes 2 and 4 for noncash investing and financing activities.

    The accompanying notes are an integral part of the consolidated financial statements.


                                Hecla Mining Company and Subsidiaries
                     Consolidated Statements of Changes in Shareholders' Equity
                        For the Years Ended December 31, 1999, 1998 and 1997
                     (Dollars and shares in thousands, except per share amounts)
                                        --------------------

                                                                                               Accumulated    Stock
                                Preferred Stock      Common Stock                                 Other      Held by
                               -----------------  ------------------   Capital   Accumulated  Comprehensive  Grantor  Treasury
                                Shares   Amount    Shares    Amount    Surplus     Deficit         Loss       Trust    Stock
                               -------- --------  --------  --------  ---------  -----------  -------------  -------  --------

Balances, December 31, 1996     2,300    $  575    51,199   $ 12,800  $ 351,559   $ (213,610)   $ (4,930)     $  - -   $ (886)
  Net loss                                                                              (483)
  Preferred stock dividends
    ($3.50 per share)                                                                 (8,050)
  Stock issue for cash,
    net of issuance costs                           3,950        987     22,368
  Stock issue to directors                              7          2         39
  Other comprehensive loss                                                                           (31)
                               ------    ------    ------   --------  ---------   ----------    --------      ------   ------

Balances, December 31, 1997     2,300       575    55,156     13,789    373,966     (222,143)     (4,961)        - -     (886)
  Net loss                                                                              (300)
  Preferred stock dividends
    ($3.50 per share)                                                                 (8,050)
  Stock issued under stock
    option plans                                        2          1         11
  Stock issued to directors                             9          2         40
  Other comprehensive loss                                                                          (308)
                               ------    ------    ------   --------  ---------   ----------    --------      ------   ------

Balances, December 31, 1998     2,300       575    55,167     13,792    374,017     (230,493)     (5,269)        - -     (886)
  Net loss                                                                           (39,990)
  Preferred stock dividends
    ($3.50 per share)                                                                 (8,050)
  Stock issued for cash,
    net of issuance costs                           4,739      1,184     10,681
  Stock issued under stock
    option and warrant plans                           99         25        232
  Stock issued to directors                             8          2         18
  Stock issued in connection
    with acquisition of MRIL                        6,700      1,675     14,290
  Stock issued and held by
    grantor trust                                     132         33        967                                 (500)
  Other comprehensive loss                                                                           398
                               ------    ------    ------   --------  ---------   ----------    --------      ------   ------

Balances, December 31, 1999     2,300    $  575    66,845   $ 16,711  $ 400,205   $ (278,533)   $ (4,871)     $ (500)  $ (886)
                               ======    ======    ======   ========  =========   ==========    ========      ======   ======


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

     Hecla's revenues and profitability are largely dependent on world prices for gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

     Certain consolidated financial statement amounts have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the net loss, comprehensive loss or accumulated deficit as previously reported.

B. Company's Business and Concentrations of Credit Risk -- Hecla is engaged in mining and mineral processing activities, including exploration, extraction, processing and reclamation. Hecla's principal products are metals (primarily gold, silver, lead and zinc) and industrial minerals (primarily clay, aggregate and landscape products). Substantially all of Hecla's operations are conducted in the United States, Mexico and Venezuela. Sales of metals products are made principally to domestic and foreign custom smelters and metal traders. Hecla sells substantially all of its metallic concentrates to smelters which are subject to extensive regulations including environmental protection laws. Hecla has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to Hecla were significantly reduced because of environmental requirements or otherwise, it is possible that Hecla's silver operations could be adversely affected. Industrial minerals are sold principally to domestic and Mexican manufacturers and wholesalers.

     Hecla's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Hecla places its cash and temporary cash investments with institutions of high credit-worthiness. At times, such investments may be in excess of the federal insurance limit. Hecla routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

C. Inventories -- Inventories are stated at the lower of average cost or estimated net realizable value.

D. Investments -- Hecla uses the equity method to account for investments in common stock of operating companies 20% to 50% owned. Investments in nonoperating companies that are not intended for resale or are not readily marketable are valued at the lower of cost or net realizable value. Marketable equity securities are categorized as available for sale and carried at quoted market value.

     Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations.

     Restricted investments held at December 31, 1999 and 1998, primarily represent investments in money market funds. These investments are restricted primarily for reclamation funding or surety bonds.

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

     Management of Hecla reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. Hecla estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves and, where appropriate, from the continuity of existing, developed orebodies, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.

     Management's estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of Hecla's investment in various projects. Although management has made its best estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for asset impairment write-downs.

     Management's calculations of proven and probable ore reserves are based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various orebodies, minerals prices and operating costs may change Hecla's estimates of proven and probable ore reserves. It is reasonably possible that certain of Hecla's estimates of proven and probable ore reserves will change in the near term resulting in a change to amortization and reclamation accrual rates in future reporting periods.

     Depreciation is based on the estimated useful lives of the assets and is computed using straight-line, declining-balance and unit-of-production methods. Depletion is computed using the unit-of-production method.

F. Mine Exploration and Development -- Exploration costs are charged to operations as incurred, as are ongoing development costs at operating mines. Major mine development expenditures are capitalized at operating properties and at new mining properties not yet producing.

G. Reclamation of Mining Areas -- All of Hecla's operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies which affect certain operations of Hecla. A reserve for mine reclamation costs has been established for restoring certain abandoned and currently disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclamation costs for operating properties are accrued using the unit-of-production method and charged to cost of sales and other direct production costs. The estimated amount of metals or minerals to be recovered from a mine site is based on internal and external geological data and is reviewed by management on a periodic basis. Changes in such estimated amounts which affect reclamation cost accrual rates are accounted for prospectively from the date of the change unless they indicate there is a current impairment of an asset's carrying value and a decision is made to permanently close the property, in which case they are recognized currently and charged to provision for closed operations and environmental matters. It is reasonably possible that Hecla's estimate of its ultimate accrual for reclamation costs will change in the near term due to possible changes in laws and regulations, and interpretations thereof, and changes in cost estimates.

H. Remediation of Mining Areas -- Hecla accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

     It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation could change in the future. Hecla periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has potentially changed.

I. Income Taxes -- Hecla records deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in its financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

J. Basic and Diluted Loss Per Common Share -- Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 1999, 1998 and 1997, potentially dilutive securities were excluded from the calculation of diluted EPS as they were antidilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 1999, 1998 and 1997.

K. Revenue Recognition -- Sales of metal products sold directly to smelters are recorded when title and risk of loss transfer to the smelter, at estimated metals prices. Recorded values are adjusted periodically and upon final settlement. Metal in products tolled (rather than sold to smelters) is sold under contracts for future delivery; such sales are recorded at contractual amounts when products are available to be processed by the smelter or refinery. Sales of industrial minerals are recognized as the minerals are shipped.

L. Interest Expense -- Interest costs incurred during the construction of qualifying assets are capitalized as part of the asset cost.

M. Cash Equivalents -- Hecla considers cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

N. Foreign Currency Translation -- Hecla operates in Mexico with its two wholly owned subsidiaries: Minera Hecla, S.A. de C.V. (Minera Hecla) and K-T Clay de Mexico, S.A. de C.V. (K-T Mexico). Hecla also operates in Venezuela with its wholly owned subsidiary Minera Hecla Venezolana, C.A. The functional currency for Minera Hecla, K-T Mexico and Minera Hecla Venezolana is the U.S. dollar. Accordingly, Hecla translates the monetary assets and liabilities of these subsidiaries at the period-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are reflected in the net loss for the period.

O. Risk Management Contracts -- In the normal course of its business, Hecla uses derivative commodity instruments to hedge its exposure to fluctuations in the prices of certain metals which it produces. The underlying hedged production is designated at the inception of the hedge. Hecla does not hold or issue derivative instruments for trading purposes.

     Deferral accounting is applied only if the derivatives continue to reduce the risk associated with the underlying hedged production. Contracted prices on forward sales contracts and options are recognized in revenues as the designated production is delivered or sold. In the event of early settlement of hedge contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

P. Accounting for Stock Options -- Hecla measures compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Hecla also provides the required disclosures of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Q. Comprehensive Loss -- In June 1997, Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income" was issued. SFAS 130 establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. Hecla adopted SFAS 130 in 1998. Accordingly, prior periods presented have been reclassified to reflect this new standard.

R. New Accounting Pronouncements -- In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Hecla is presently evaluating the effect the adoption of this standard will have on Hecla's financial condition, results of operations and cash flows.

     In April 1998, Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities" was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. Hecla adopted SOP 98-5 as required on January 1, 1999. The impact of this change in accounting principle related to unamortized start-up costs associated with Hecla's 29.73% ownership interest in the Greens Creek mine. The $1.4 million cumulative effect of this change in accounting principle is included in the consolidated statement of operations for the year ended December 31, 1999. Due to the availability of net operating losses, there was no tax effect associated with the change.

Note 2:  Acquisition of Monarch Resources Investments Limited

     On June 25, 1999, Hecla acquired from Monarch Resources Limited all of the outstanding stock of Monarch Resources Investments Limited, or MRIL, a Bermuda company, as well as two subsidiaries owned by MRIL. MRIL's principal assets include the La Camorra gold mine, located in Bolivar State in Venezuela, and the Saladillo silver exploration property located in the Durango region of Mexico. The acquisition price of $25.0 million consisted of $9.0 million in cash and 6,700,250 Hecla common shares which are subject to certain trading restrictions. In addition, MRIL's seller, Monarch Resources Limited, will receive a royalty payment on future production from purchased assets that exceed the current resource. Following Hecla's purchase of MRIL, the newly acquired subsidiary was renamed Hecla Resources Investments Limited (HRIL).

     The acquisition of MRIL has been accounted for as a purchase and, accordingly, Hecla's consolidated financial statements include the financial position, results of operations and cash flows of MRIL prospectively from June 25, 1999. Approximately $18.7 million of the total purchase price has been allocated to the mineral properties at La Camorra and is amortized on a units-of -production basis over the La Camorra mine life.

     The following unaudited pro forma information presents a summary of our consolidated results of operations and MRIL as if the acquisition had occurred on January 1, 1998 (in thousands):

                                                    1999         1998
                                                  ---------    ---------

    Sales                                         $ 171,181    $ 174,104
                                                  =========    =========

    Loss applicable to common shareholders        $ (49,598)   $ (15,619)
                                                  =========    =========

    Basic and diluted loss per common share       $   (0.76)   $   (0.25)
                                                  =========    =========


Note 3:  Inventories

Inventories consist of the following (in thousands):

                                                 December 31,
                                             ------------------
                                               1999       1998
                                             -------    -------
    Concentrates, bullion, metals in transit
       and other products                    $  3,947   $  3,879
    Industrial minerals products                9,275     10,240
    Materials and supplies                     10,811      8,638
                                             --------   --------

                                             $ 24,033   $ 22,757
                                             ========   ========

     At December 31, 1999, Hecla had forward sales commitments through December 31, 2004, for 296,195 ounces of gold at an average price of $287.93 per ounce and forward sales commitments through December 29, 2000, for 1,200,000 ounces of silver at an average price of $5.51 per ounce. At December 31, 1999, Hecla had swap contracts through June 2000 for 3,000 metric tons of lead at an average price of $0.245 per pound and 6,000 metric tons of zinc at an average price of $0.51 per pound through December 2000. All of the aforementioned contracts were designated as hedges at December 31, 1999. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at December 30, 1999, was $290.25 per ounce. The Handy & Harman silver price at December 30, 1999, was $5.40 per ounce. At December 30, 1999, the LME cash lead price was $0.217 per pound and the LME cash zinc price was $0.562 per pound.

Note 4:  Properties, Plants and Equipment

The major components of properties, plants and equipment are (in thousands):

                                                December 31,
                                             --------------------
                                               1999       1998
                                             ---------  ---------

    Mining properties                        $  19,748  $  19,485
    Development costs                          165,610    147,384
    Plants and equipment                       223,514    245,216
    Land                                         4,415      4,926
                                             ---------  ---------
                                               413,287    417,011
    Less accumulated depreciation,
       depletion and amortization              222,261    238,843
                                             ---------  ---------

    Net carrying value                       $ 191,026  $ 178,168
                                             =========  =========

     During 1999, Hecla actively marketed for sale its MWCA subsidiary. Based upon anticipated sales proceeds, Hecla determined that certain adjustments were necessary to properly reflect the estimated net realizable value of MWCA. These adjustments, totaling $4.4 million, consisted of write-downs of property, plant and equipment of $3.2 million, and a write-down of other noncurrent assets of $1.2 million. See Note 15 of Notes to Consolidated Financial Statements for the subsequent sale of the Mountain West Products division of MWCA.

     In 1998, Hecla sold 11 parcels of land located near Hecla's corporate headquarters and realized a gain of approximately $3.0 million. Proceeds included cash receipts of $3.3 million and issuance of three notes receivable totaling $0.9 million.

Note 5:  Environmental and Reclamation Adjustments

     In 1999, Hecla recorded charges totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek property and the Bunker Hill Superfund site. The Grouse Creek mine has been on a care-and-maintenance status since the second quarter of 1997 following completion of mining in the Sunbeam pit. The accrual adjustment at Grouse Creek is based upon anticipated changes to the closure plan developed in the third quarter of 1999, including increased dewatering requirements and other expenditures. The changes to the reclamation plan at Grouse Creek were necessitated principally by the need to dewater the tailings impoundment rather than reclaim it as a wetland as originally planned. Hecla is currently working with federal and state agencies on the development of an effective plan for dewatering the tailings impoundment. At the Bunker Hill Superfund site, estimated future costs were increased based upon results of sampling activities completed through 1999 and current cost estimates to remediate residential yards and commercial properties. Although Hecla has updated its current cost estimates for the Grouse Creek and Bunker Hill sites, Hecla will continue to reassess its obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

Note 6:  Income Taxes

     Major components of Hecla's income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                     1999        1998         1997
                                   ---------   ---------    ---------

Current:
   Federal                         $     - -   $    (509)   $      24
   State                                 118         227          345
   Foreign                              (403)       (634)       1,528
                                   ---------   ---------    ---------

Income tax provision (benefit)     $    (285)  $    (916)   $   1,897
                                   =========   =========    =========

     Domestic and foreign components of income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                     1999        1998         1997
                                   ---------   ---------    ---------

   Domestic                        $ (34,109)  $  (1,177)   $  (4,922)
   Foreign                            (4,781)        (39)       6,336
                                   ---------   ---------    ---------

     Total                         $ (38,890)  $  (1,216)   $   1,414
                                   =========   =========    =========

The components of the net deferred tax liability were as follows (in thousands):

                                                December 31,
                                           ------------------------
                                             1999           1998
                                           --------       --------
   Deferred tax assets:
     Accrued reclamation costs             $ 16,785       $ 10,130
     Investment valuation differences         2,172          2,113
     Capital loss carryover                     603          1,633
     Postretirement benefits other
        than pensions                         1,177          1,034
     Deferred compensation                    1,731          1,332
     Accounts receivable                        456            456
     Foreign net operating losses            13,699          3,478
     Federal net operating losses            91,687         91,323
     State net operating losses              11,288         10,022
     Tax credit carryforwards                 2,344          3,070
     Miscellaneous                            1,522          1,446
                                           --------       --------
     Total deferred tax assets              143,464        126,037
     Valuation allowance                   (139,852)      (115,654)
                                           --------       --------
        Net deferred tax assets               3,612         10,383
                                           --------       --------

   Deferred tax liabilities:
     Properties, plants and equipment          (833)        (7,786)
     Deferred income                            - -            (58)
     Pension costs                           (2,561)        (2,085)
     Inventories                               (218)          (454)
     Deferred state income taxes, net          (300)          (300)
                                           --------       --------
        Total deferred tax liabilities       (3,912)       (10,683)
                                           --------       --------

   Net deferred tax liability              $   (300)      $   (300)
                                           ========       ========


     Hecla recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                        1999         1998         1997
                                     ----------   ----------   ----------

Balance at beginning of year         $ (115,654)  $ (112,478)  $ (107,937)
Increase related to nonutilization
 of net operating loss carry-
 forwards and nonrecognition of
 deferred tax assets due to
 uncertainty of recovery                (24,198)      (3,176)      (4,541)
                                     ----------   ----------   ----------

Balance at end of year               $ (139,852)  $ (115,654)  $ (112,478)
                                     ==========   ==========   ==========


     The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to Hecla's pretax income (loss). The reasons for the difference are (in thousands):

                                       1999                   1998                  1997
                                ---------------------    ------------------   ------------------
 Computed "statutory"
     provision (benefit)        $  (13,223)       (34)%  $   (413)     (34)%   $    481     34%
 Nonutilization of net
    operating losses and
     effect  of  foreign taxes      12,820         33        (730)     (60)       1,188     84
 State income taxes, net
    of federal tax benefit             118        - -         227       19          228     16
                                ----------       ----    --------     ----     --------   ----

                                $     (285)        (1)%  $   (916)     (75)%   $  1,897    134%
                                ==========       ====    ========     ====     ========   ====


     As of December 31, 1999, for income tax purposes, Hecla has operating loss carryovers of $269.7 million and $132.0 million for regular and alternative minimum tax purposes, respectively. These operating loss carryovers substantially expire over the next 15 to 20 years, the majority of which expire between 2006 and 2012. In addition, Hecla has foreign tax operating losses of approximately $40.0 million which expire prior to 2003 and investment tax credit carryovers of $0.4 million which expire prior to 2002. Approximately $15.0 million and $8.0 million of regular and alternative minimum tax loss carryovers, respectively, are subject to limitations in any given year due to mergers.
Hecla has approximately $0.9 million in alternative minimum tax credit carryovers eligible to reduce future regular tax liabilities.

Note 7:  Long-Term Debt and Credit Agreement

     Long-term debt consists of the following (in thousands):

                                          December 31,
                                     -----------------------
                                        1999         1998
                                     ---------    ---------

Revolving credit agreement           $  32,500    $  33,000
Revenue bonds                            9,800        9,800
Project financing debt                  10,500          - -
Subordinated bank debt                   3,000          - -
Other long-term debt                        77          213
                                     ---------    ---------

                                        55,877       43,013
     Less current portion                 (782)         (90)
                                     ---------    ---------

                                     $  55,095    $  42,923
                                     =========    =========

     Future minimum debt repayments associated with long-term debt as of December 31, 1999 are as follows (in thousands):

     Year ending December 31,
     ------------------------

     2000                               $   782
     2001                                 3,295
     2002                                19,250
     2003                                21,250
     2004                                 1,500
     Thereafter                           9,800
                                        -------

     Total long-term debt repayments    $55,877
                                        =======

Revolving Credit Agreement

     On May 7, 1999, Hecla entered into a restated credit agreement which replaced the prior facility entered into on August 11, 1997. On June 25, 1999, August 31, 1999, December 20, 1999, and December 30, 1999, Hecla amended its revolving and term loan credit facility (as amended, the Bank Agreement). Under the terms of the Bank Agreement, Hecla may borrow up to $55.0 million, subject to certain limitations, on a revolving credit basis through December 31, 2001, repayable in eight quarterly installments beginning March 31, 2002. During the commitment period, Hecla pays an annual facility fee ranging from $192,500 to $275,000, the amount of which is based on average quarterly borrowings. The Bank Agreement includes certain collateral provisions, including the pledging of the common stock of certain of Hecla's subsidiaries and providing the lenders a security interest in accounts receivable and inventory. Under the Bank Agreement, Hecla is required to maintain certain financial ratios, and meet certain net worth and indebtedness tests. Hecla was in compliance with all covenants as of December 31, 1999. Amounts available for borrowing under the Bank Agreement are based on a defined debt capacity test. At December 31, 1999, Hecla had borrowings of $32.5 million under the Bank Agreement. The amount available to borrow is reduced by the $9.8 million amount of tax-exempt solid waste disposal bonds outstanding (described below). At December 31, 1999, Hecla had the ability to borrow an additional $12.7 million under the Bank Agreement. The interest rate for borrowing under the Bank Agreement as of December 31, 1999 was 9.0%. Interest rates are based on LIBOR or the prime rate and may vary based upon Hecla's debt level. See Note 15 of Notes to Consolidated Financial Statements for subsequent refinancing activity.

Revenue Bonds

     On July 30, 1997, Hecla issued $9.8 million aggregate principal amount of tax-exempt, solid waste disposal revenue bonds. The net proceeds of approximately $9.6 million from the issuance were initially used to pay down debt under Hecla's existing revolving and term loan credit facility. The bonds mature on July 1, 2007. The payment of the unpaid principal and up to $140,959 of interest (35 days at an annual rate of 15%) on the bonds is collateralized by an irrevocable, direct-pay letter of credit, which will expire on July 31, 2000, unless extended. The letter of credit has a fee of 1.7% of the amount of the letter of credit. The bonds initially bear interest at the weekly rate as determined by the remarketing agent. At Hecla's option, the weekly rate may be converted to a fixed rate or variable rate. While the bonds bear interest at the weekly rate or the flexible rate, the bonds are redeemable at the option of Hecla, in whole or in increments of $100,000, upon at least 30 days written notice. Certain restrictions are applicable to optional redemptions while the bonds bear interest at the fixed rate. At December 31, 1999, there was $9.8 million in revenue bonds outstanding. The interest rate on the bonds as of December 31, 1999, was 5.6%.

Project Financing and Subordinated Debt

     On June 25, 1999, Hecla's newly acquired, wholly owned subsidiary, HRIL, entered into a credit agreement to provide project financing of up to $11.0 million, nonrecourse to Hecla, to finance the acquisition of MRIL (see Note 2). HRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the newly acquired La Camorra mine. HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La

Camorra mine. HRIL borrowed $10.5 million pursuant to the terms of the project financing agreement, which is repayable in nine semiannual payments beginning June 30, 2000. At December 31, 1999, HRIL had outstanding, pursuant to the project financing agreement, $10.5 million principal amount. In connection with the project financing agreement, as of June 25, 1999, Hecla entered into a subordinated loan agreement which provided a $3.0 million zero coupon loan, subordinate to Hecla's existing $55.0 million revolving and term loan credit facility, repayable in three semiannual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at December 31, 1999. The terms of the subordinated loan agreement provide that Hecla must maintain compliance with the financial covenants of Hecla's $55.0 million credit agreement. The interest rates for borrowing under the project financing and subordinated debt agreements were 8.7% and 10.2%, respectively, as of December 31, 1999. The interest rates in the subordinated loan agreement and the project financing agreement are based on the London Interbank Offered Rates. Additionally, HRIL sold forward 306,045 ounces of gold on a quarterly basis over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce, and as a portion of the sale, entered into an agreement specifying a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding volume of the above forward sales, commencing June 2000.

Note 8:  Commitments and Contingencies

Commitments

     Hecla leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities and equipment leases are for terms of two to six years. Future minimum lease payments under these noncancelable operating leases as of December 31, 1999, are as follows (in thousands):

     Year ending December 31,
     ------------------------

     2000                               $ 3,314
     2001                                 2,398
     2002                                 1,671
     2003                                   699
     2004                                   251
     Thereafter                              54
                                        -------

     Total minimum lease payments       $ 8,387
                                        =======

     Rent expense incurred for operating leases during the years ended December 31, 1999, 1998 and 1997 was approximately $3.9 million, $3.9 million and $4.8 million, respectively.

Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of December 31, 1999, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.5 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

- Coeur d'Alene River Basin Natural Resource Damage Claims

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. The Federal District Court case is proceeding through discovery. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. On September 30, 1999, the court issued an order on one of the defendant's challenge to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation are providing Hecla with a partial defense in all Basin environmental litigation.
As of December 31, 1999, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $9.2 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties. Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

     On October 22, 1998, Hecla, certain affiliates, and contractors were served with a lawsuit filed in Superior Court of Kern County, California. The complaint pertains to the prior operations at the now shut-down Cactus Gold mine located near Mojave, California. The plaintiffs allege that during the period from 1960 through the present, the named defendants' operations and activities caused personal injury and property damage to the plaintiffs. The plaintiffs seek monetary damages for general negligence, nuisance, trespass, statutory violations, ultrahazardous activities, strict liability and other torts. Hecla has provided notice and demand for defense/indemnity to its insurance carriers providing liability insurance coverage for the Cactus Gold mine operation. One carrier has agreed to provide a partial defense of the litigation costs. Hecla has retained outside counsel to defend Hecla. Based on a prior health risk assessment completed for the operation as required by the state of California and information obtained from the plaintiffs in early discovery in the litigation, Hecla believes the allegations are without merit. In addition, legal counsel for plaintiffs have filed voluntary dismissals on behalf of a portion of the plaintiffs named in the litigation.

     Hecla is subject to other legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters and the proceedings disclosed above, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial condition of Hecla. However, it is possible that these matters could have a material effect on quarterly or annual operating results and cash flows, when they are resolved, in future periods.

Note 9:  Employee Benefit Plans

     Hecla and certain subsidiaries sponsor defined benefit pension plans covering substantially all employees. Hecla also provides certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1999, and a statement of the funded status as of December 31, 1999 and 1998 (in thousands):

                                                Pension Benefits         Other Benefits
                                              ---------------------   ---------------------
                                                1999        1998        1999        1998
                                              ---------   ---------   ---------   ---------

Change in benefit obligation
Benefit obligation at beginning of year       $  41,312   $  37,991   $   2,055   $   1,915
Service cost                                      1,289       1,111          23          18
Interest cost                                     2,611       2,581         155         134
Plan amendments                                   1,481         183         429         - -
Actuarial (gain) loss                              (373)      1,739        (117)         77
Benefits paid                                    (2,509)     (2,293)       (127)        (89)
                                              ---------   ---------   ---------   ---------
Benefit obligation at end of year                43,811      41,312       2,418       2,055
                                              ---------   ---------   ---------   ---------

Change in plan assets
Fair value of plan assets at
  beginning of year                              51,248      51,684         - -         - -
Actual return on plan assets                      9,821       1,688         - -         - -
Employer contributions                              161         169         127          89
Benefits paid                                    (2,509)     (2,293)       (127)        (89)
                                              ---------   ---------   ---------   ---------
Fair value of plan assets at end of year         58,721      51,248         - -         - -
                                              ---------   ---------   ---------   ---------

Funded status at end of year                     14,910       9,936      (2,418)     (2,055)
Unrecognized net actuarial gain                 (10,666)     (5,028)       (269)       (158)
Unrecognized transition asset                      (884)     (1,313)        - -         - -
Unrecognized prior-service cost                   3,065       1,796         361         - -
                                              ---------   ---------   ---------   ---------
Net amount recognized in consolidated
  balance sheets                              $   6,425   $   5,391   $  (2,326)  $  (2,213)
                                              =========   =========   =========   =========


     The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998 (in thousands):

                                            Pension Benefits        Other Benefits
                                        ---------------------   ---------------------
                                          1999        1998        1999       1998
                                        ---------   ---------   ---------   ---------

Prepaid benefit costs                   $   7,768   $   6,405   $     - -   $     - -
Accrued benefit liability                  (2,411)     (2,285)     (2,326)     (2,213)
Intangible asset                            1,068         982         - -         - -
Accumulated other comprehensive loss          - -         289         - -         - -
                                        ---------   ---------   ---------   ---------
Net amount recognized                   $   6,425   $   5,391   $  (2,326)  $  (2,213)
                                        =========   =========   =========   =========

     The benefit obligation was calculated by applying the following weighted-average assumptions:

                                   Pension Benefits       Other Benefits
                                 --------------------  ---------------------
                                   1999       1998       1999        1998
                                 ---------  ---------  ---------   ---------

Discount rate                        7.00%      6.50%      7.00%       6.50%
Expected rate on plan assets         9.00%      9.00%       - -         - -
Rate of compensation increase        4.00%      4.00%       - -         - -

     Net periodic pension cost (income) for the plans consisted of the following in 1999, 1998 and 1997 (in thousands):

                                            Pension Benefits               Other Benefits
                                     ------------------------------   ------------------------------
                                       1999        1998      1997       1999       1998       1997
                                     --------    --------  --------   --------   --------   --------
Service  cost                        $  1,289    $  1,111  $  1,007   $     23   $     18   $     15
Interest cost                           2,611       2,581     2,443        155        134        143
Expected return on plan assets         (4,516)     (4,557)   (3,962)       - -        - -        - -
Amortization of transition asset         (152)       (429)     (429)       - -        - -        - -
Amortization of unrecognized prior
  service cost                            211         206       206        - -        - -        - -
Amortization of unrecognized net
  gain from earlier periods              (316)       (403)     (380)      (116)        77        (56)
                                     --------    --------  --------   --------   --------   --------
Net periodic pension cost (income)   $   (873)   $ (1,491) $ (1,115)  $     62   $    229   $    102
                                     ========    ========  ========   ========   ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,695,000, $5,315,000 and $3,491,000, respectively, as of December 31, 1999, and $5,447,000, $4,808,000 and $2,953,000,
respectively, as of December 31, 1998.

     Hecla has a nonqualified Deferred Compensation Plan which permits eligible officers, directors and key employees to defer a portion of their compensation. In November 1998, Hecla amended the plan to permit participants to transfer all or a portion of their deferred compensation amounts into a Company common stock account to be held in trust until distribution. As of December 31, 1999, a total of 132,290 shares of Hecla's common stock are held in the grantor trust. Shares held in the grantor trust are valued at fair value at the time of issuance, are recorded in the contra equity account "Stock held by grantor trust," and are legally outstanding for registration purposes and dividend payments. The shares held in the grantor trust are considered outstanding for purposes of calculating loss per share. The deferred compensation, together with Company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment, and at December 31, 1999 and 1998, amounted to approximately $4.0 and $3.9 million, respectively.

     Hecla has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan.
Hecla makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 6% of the employee's earnings. Hecla's contribution was approximately $274,000 in 1999 and 1998 and $263,000 in 1997.

     Hecla has an employee's 401(k) plan which is available to all hourly employees at Hecla's Lucky Friday mine after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. Hecla makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. Hecla's contribution was approximately $50,000 in 1999, $46,000 in 1998 and $34,000 in 1997.

Note 10:  Shareholders' Equity

Preferred Stock

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors.

     The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The Preferred Shares were not redeemable by Hecla prior to July 1, 1996. After such date, the shares are redeemable at the option of Hecla at any time, in whole or in part, initially at $52.45 per share and thereafter at prices declining ratably on each July 1 to $50.00 per share on or after July 1, 2003.

     Holders of the Preferred Shares have no voting rights except if Hecla fails to pay the equivalent of six quarterly dividends. If these dividends are not paid, the holders of Preferred Shares, voting as a class, shall be entitled to elect two additional directors. The holders of Preferred Shares also have voting rights related to certain amendments to Hecla's Articles of Incorporation.

     The Preferred Shares rank senior to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50.00 per share plus all declared and unpaid dividends which total $117,012,000 at December 31, 1999.

Shareholder Rights Plan

     In 1996, Hecla adopted a replacement Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of Hecla's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alterations, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of Hecla or the acquiring company having a market value of twice the $50 exercise price of the right. The rights are nonvoting, may be redeemed at any time at a price of one cent per right, and expire in May 2006. Additional details regarding the rights are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 10, 1996.

Stock Based Plans

     At December 31, 1999, executives, key employees and directors had been granted options to purchase common shares or were credited with common shares under the stock based plans described below. Hecla has adopted the disclosure-only provisions of SFAS 123. No compensation expense has been recognized in 1999, 1998 or 1997 for unexercised options related to the stock option plans. Had compensation cost for Hecla's stock option plans been determined based on the fair market value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, Hecla's loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                   1999       1998        1997
                                 --------    --------   --------

Loss applicable to common
  shareholders:
     As reported                 $ 48,040    $ 8,350    $ 8,533
     Pro forma                   $ 49,060    $ 9,420    $ 9,229

Loss applicable to common
  shareholders per share:
     As reported                 $   0.77    $  0.15    $  0.16
     Pro forma                   $   0.79    $  0.17    $  0.17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       1999       1998        1997
                                     ---------  ---------   ---------

  Expected dividend yield                0.00%      0.00%      0.00%
  Expected stock price volatility       50.87%     49.57%     45.31%
  Risk-free interest rate                4.79%      4.79%      6.42%
  Expected life of options           4.1 years  4.1 years  4.1 years

     The weighted average fair value of options granted in 1999, 1998 and 1997 was $1.19, $2.45 and $2.27, respectively.

     Hecla adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. During 1999, 1998 and 1997, respectively, 58,500, 12,000 and 53,577 options to acquire shares expired under the 1987 plan. The ability to grant further options under the plan expired on February 13, 1997.

     In 1995, the shareholders of Hecla approved the 1995 Stock Incentive Plan which provides for a variety of stock-based grants to Hecla's officers and key employees. The plan provides for the grant of stock options, stock appreciation rights, restricted stock and performance units to eligible officers and key employees of Hecla. Stock options under the plan are required to be granted at 100% of the market value of the stock on the date of the grant. The terms of such options shall be no longer than ten years from the date of grant. During 1999, 1998 and 1997, respectively, 739,500, 708,000 and 480,500 options to acquire shares were granted to Hecla's officers and key employees of which 630,000, 585,000 and 348,000, respectively, of these options to acquire shares were granted with vesting requirements. During 1999 and 1998, respectively, 27,000 and 11,500 options to acquire shares expired under the 1995 plan. At December 31, 1999, there were 834,000 options to acquire shares available for future grant under the 1995 plan.

     In 1995, Hecla adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which may be terminated by the Board of Directors at any time. Each nonemployee director is credited with 1,000 shares of Hecla's common stock on May 30 of each year. Nonemployee directors joining the Board of Directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of (1) death or disability;
(2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control of Hecla. Subject to certain restrictions, directors may elect to receive delivery of shares on such date or in annual installments thereafter over 5, 10 or 15 years. The shares of common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan is 120,000. During 1999, 1998 and 1997, respectively, 8,000, 8,404 and 7,000 shares were credited to the nonemployee directors. During 1999, 1998 and 1997, $20,000, $42,000 and $41,000, respectively, were charged to operations associated with the Directors' Stock Plan. At December 31, 1999, there were 83,057 shares available for grant in the future under the plan.

     Transactions concerning stock options pursuant to all of the above-described stock option plans are summarized as follows:

                                                       Weighted Average
                                            Shares       Exercise Price
                                          ----------- ------------------

     Outstanding, December 31, 1996           545,992       $  9.37

     Year ended December 31, 1997
         Granted                              480,500       $  5.63
         Expired                              (53,577)      $ 10.50
                                            ---------

     Outstanding, December 31, 1997           972,915       $  7.46

     Year ended December 31, 1998
         Granted                              708,000       $  5.88
         Exercised                             (2,000)      $  5.63
         Expired                              (23,500)      $  8.85
                                            ---------

     Outstanding, December 31, 1998         1,655,415       $  6.76

     Year ended December 31, 1999
         Granted                              739,500       $  2.88
         Exercised                             (1,500)      $  2.88
         Expired                              (85,500)      $ 10.14
                                            ---------

     Outstanding, December 31, 1999         2,307,915       $  5.39
                                            =========

     The following table displays exercisable stock options and the weighted-average exercise price of the exercisable options as of December 31, 1999, 1998 and 1997:

                                           1999        1998       1997
                                         ---------   --------   --------
Exercisable options                      1,302,215    892,615    565,515
Weighted-average exercise price          $    6.06    $  7.34    $  8.15

     The following table presents information about the stock options outstanding as of December 31, 1999:

                                                                  Weighted Average
                                                            ----------------------------
                                              Range of                       Remaining
                                Shares     Exercise Price   Exercise Price   Life(Years)
                               ---------   --------------   --------------   -----------

  Exercisable options            265,500   $ 2.88 - $ 2.88      $ 2.88           9
  Exercisable options            893,300   $ 5.63 - $ 8.63      $ 6.39           8
  Exercisable options            143,415   $ 9.32 - $10.50      $ 9.88           4
                               ---------

  Total exercisable options    1,302,215   $ 2.88 - $10.50      $ 6.06           8

  Unexercisable options        1,005,700   $ 2.88 - $ 8.63      $ 4.54           9
                               ---------

    Total all options          2,307,915   $ 2.88 - $10.50      $ 5.39           8
                               =========

     No amounts were charged (credited) to operations in connection with the stock option plans in 1999, 1998 or 1997.

Common Stock Offerings

     In March 1999, Hecla issued 155,955 shares of its common stock realizing proceeds of approximately $0.5 million, net of issuance costs. In May 1999, Hecla issued 4,582,852 shares of its common stock realizing proceeds of approximately $11.4 million, net of approximately $0.6 million of issuance costs. In connection with the shares sold in May, Hecla issued 1,603,998 warrants to purchase Hecla common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of
(i) $3.19 and (ii) 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. These warrants are exercisable until May 11, 2002. In September 1999, 97,000 warrants were exercised and Hecla issued 97,000 shares of its common stock. Proceeds of $0.3 million were realized from the exercise of the warrants. At December 31, 1999, 1,506,998 warrants remain outstanding.

     In February 1997, Hecla issued 3,950,000 shares of its common stock realizing proceeds of approximately $23.4 million, net of issuance costs of approximately $1.3 million.

     Shares of the equity offerings were sold under Hecla's existing Registration Statement on Form S-3 which provides for the issuance of up to $100.0 million of equity and debt securities. Hecla used the net proceeds from the equity offerings for general corporate purposes including repayment of indebtedness under the existing $55.0 million bank credit agreement.

Note 11:  Business Segments

     In 1998, Hecla adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Hecla's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 revised the disclosure of segment information.

     The accounting policies of the segments are the same as those described in
Note 1. Segment data excludes intrasegment revenues. Hecla evaluates the performance of its segments and allocates resources to them based on income
(loss) from operations.

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

     The tables below present information about reportable segments as of and for the years ended December 31 (in thousands):

                                                 1999       1998       1997
                                               ---------  ---------  --------

Net sales to unaffiliated customers:
  Metals-Gold                                  $ 23,588   $ 32,791   $ 56,257
  Metals-Silver                                  50,115     42,317     33,229
  Industrial Minerals                            89,911     84,123     74,462
                                               --------   --------   --------

                                               $163,614   $159,231   $163,948
                                               ========   ========   ========

Income (loss) from operations:
  Metals-Gold                                  $ (6,848)  $    269   $  7,339
  Metals-Silver                                   1,913     (1,196)    (4,619)
  Industrial Minerals                             5,320      5,153      4,072
  Other                                         (38,045)    (8,706)    (6,295)
                                               --------   --------   --------

                                               $(37,660)  $ (4,480)  $    497
                                               ========   ========   ========

Capital expenditures:
  Metals-Gold                                  $  7,788   $  6,233   $  6,536
  Metals-Silver                                   3,418     10,130     14,018
  Industrial Minerals                             2,221      6,100      3,610
  Other                                              40         32        630
                                               --------   --------   --------

                                               $ 13,467   $ 22,495   $ 24,794
                                               ========   ========   ========

Depreciation, depletion and amortization:
  Metals-Gold                                  $  7,706   $  7,522   $  7,526
  Metals-Silver                                  10,956      9,648      8,707
  Industrial Minerals                             4,755      5,036      4,776
  Other                                             321        389        311
                                               --------   --------   --------

                                               $ 23,738   $ 22,595   $ 21,320
                                               ========   ========   ========

Other significant noncash items:
  Metals-Gold                                  $    240   $    145   $  2,433
  Metals-Silver                                   1,911        211        183
  Industrial Minerals                             4,638        223        226
  Other                                          27,787        734     (1,777)
                                               --------   --------   --------

                                               $ 34,576   $  1,313   $  1,065
                                               ========   ========   ========

                                                 1999       1998       1997
                                               --------   ---------  --------

Identifiable assets:
  Metals-Gold                                  $ 56,018   $ 23,808   $ 28,304
  Metals-Silver                                 121,814    127,499    122,553
  Industrial Minerals                            65,580     71,593     68,413
  Other                                          24,945     29,162     31,398
                                               --------   --------   --------

                                               $268,357   $252,062   $250,668
                                               ========   ========   ========

     The following is sales information by geographic area for the years ended December 31 (in thousands):

                                                 1999       1998       1997
                                               --------   --------   --------

United States                                  $107,298   $113,722   $124,917
Canada                                           19,324      8,963     11,003
Mexico                                           16,162     19,981      6,946
United Kingdom                                    8,998      6,951      4,463
Japan                                             2,757      2,496      5,248
Belgium                                           1,300        - -      5,309
Other foreign                                     7,775      7,118      6,062
                                               --------   --------   --------

                                               $163,614   $159,231   $163,948
                                               ========   ========   ========

     The following is sales information by country of origin for the years ended December 31 (in thousands):

                                                 1999       1998       1997
                                               --------   --------   --------

United States                                  $147,186   $140,320   $131,979
Mexico                                           12,180     18,911     31,969
Venezuela                                         4,248        - -        - -
                                               --------   --------   --------

                                               $163,614   $159,231   $163,948
                                               ========   ========   ========

     The following is properties, plants and equipment information by geographic area as of December 31 (in thousands):

                                      1999       1998       1997
                                    ---------  ---------  ---------

United States                       $ 148,644  $ 170,058  $ 176,955
Venezuela                              31,490        - -        - -
Mexico                                 10,858      8,056      3,038
Other South American                       34         54         44
                                    ---------  ---------  ---------

                                    $ 191,026  $ 178,168  $ 180,037
                                    =========  =========  =========

     Sales to significant metals customers, including both the Metals-Gold and Metals-Silver segments, as a percentage of total sales from the Metals-Gold and Metals-Silver segments, were as follows for the years ended December 31:

                                      1999       1998       1997
                                    ---------  ---------  ---------

Customer A                            20.7%       19.5%     12.8%
Customer B                            14.5%        2.1%      1.3%
Customer C                            12.1%        6.3%      8.8%
Customer D                             6.9%       10.3%      0.0%
Customer E                             4.1%       12.3%     19.8%
Customer F                             0.0%       24.0%     30.1%

Note 12:  Fair Value of Financial Instruments

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Hecla could realize in a current market exchange.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

     The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices. Fair value of forward contracts, commodity swap contracts and options contracts are supplied by Hecla's counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The fair value of long-term debt is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

     The estimated fair values of financial instruments are as follows (in thousands):

                                                  December 31,
                                   -------------------------------------------
                                           1999                   1998
                                   --------------------   --------------------
                                   Carrying     Fair      Carrying     Fair
                                    Amounts     Value      Amounts     Value
                                   ---------  ---------   ---------  ---------

Financial assets:
 Cash and cash equivalents         $   2,719  $   2,719   $   2,480  $   2,480
 Accounts and notes receivable        29,194     29,194      25,919     25,919
 Investments
   Equity securities available
     for sale                             86         86          72         72
   Restricted                          5,998      5,998       6,331      6,331
 Gold forward sales contracts            - -        - -         - -        371
 Silver forward sales contracts          - -         90         - -        740
 Lead swap contracts                     - -        136         - -        - -
Financial liabilities:
 Current liabilities                  30,076     30,076      24,345     24,345
 Long-term debt - principal           55,095     55,095      42,923     42,923
 Gold forward sales contracts            - -      7,611         - -        - -
 Gold lease rate swap                    - -      2,019         - -        - -
 Zinc swap contracts                     - -        560         - -        - -
 Silver call options                      33         33         - -        - -

Note 13:  Loss per Common Share

     The following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at loss applicable to common shareholders for the years ended December 31, 1999, 1998 and 1997 in computing basic and diluted loss per common share (dollars and shares in thousands, except per share amounts).


                                       1999                            1998                              1997
                            -----------------------------   -----------------------------    -----------------------------
                                                Per Share                       Per Share                        Per Share
                            Net Loss   Shares   Amount      Net Loss   Shares   Amount       Net Loss   Shares   Amount
                            -----------------------------   -----------------------------    -----------------------------

Loss before preferred
 stock dividends             $ (39,990)                     $    (300)                       $    (483)
Less:  Preferred
 stock dividends                (8,050)                        (8,050)                          (8,050)
                             ---------                      ---------                        ---------

Basic loss per common share
Loss applicable
 to common
  shareholders                 (48,040)  62,347   $ (0.77)     (8,350) 55,101    $ (0.15)       (8,533) 54,763   $ (0.16)

Effect of dilutive
  securities(1)                    - -      - -       - -         - -     - -        - -           - -     - -       - -
                             ---------   ------   -------   ---------  ------    -------     ---------  ------   -------

Diluted loss per
 common share                $ (48,040)  62,347   $ (0.77)  $  (8,350) 55,101    $ (0.15)    $  (8,533) 54,763   $ (0.16)
                             =========   ======   =======   =========  ======    =======     =========  ======   =======

(1) Dilutive Securities

As  of  December  31, 1999, 1998 and 1997, there were 2,308,000,  1,655,000  and
973,000 shares available for issue under granted stock options, respectively. These options were not included in the computation of diluted loss per common share as a loss was incurred in each of these years, and their inclusion would be antidilutive. Hecla also has 2.3 million shares of convertible preferred stock outstanding that, if converted, would be antidilutive, and were therefore excluded from the determination of diluted loss per share. The 1999 calculation also excludes 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive.

Note 14:  Other Comprehensive Loss

     Due to the availability of net operating losses, there is no tax effect associated with any component of other comprehensive loss.

     The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive loss (in thousands):
[CAPTION]

                                                              Minimum        Accumulated
                            Foreign       Unrealized          Pension           Other
                           Currency     Gains (Losses)        Liability      Comprehensive
                            Items        on Securities       Adjustment          Loss
                          ---------   -------------------   -------------   --------------
Balance December 31, 1996  $ (4,898)        $   (32)          $   - -          $ (4,930)
1997 change                     - -             (31)              - -               (31)
                           --------         -------           -------          --------
Balance December 31, 1997    (4,898)            (63)              - -            (4,961)
1998 change                     - -             (19)             (289)             (308)
                           --------         -------           -------          --------
Balance December 31, 1998    (4,898)            (82)             (289)           (5,269)
1999 change                     - -             109               289               398
                           --------         -------           -------          --------
Balance December 31, 1999  $ (4,898)        $    27           $   - -          $ (4,871)
                           ========         =======           =======          ========

Note 15:  Subsequent Events

     On March 21, 2000, Hecla received a commitment letter from a bank to provide for a $55.0 million term loan facility due one year after funding. Proceeds from the term loan facility will be utilized to repay amounts outstanding under the current Bank Agreement, the revenue bonds and the subordinated debt, as well as for general corporate purposes. The terms of the facility include certain collateral provisions, including the pledging of the common stock of certain of Hecla's subsidiaries and providing the lender a security interest in certain other assets of Hecla. Interest rates are to be based on LIBOR plus a margin of 2.25%. Funding pursuant to the commitment is expected to occur during April 2000 upon satisfactory completion of legal documentation.

     On March 15, 2000, Hecla completed a sales transaction of its MWCA - Mountain West Products division. The proceeds from the sales transaction were used to pay down amounts outstanding under Hecla's current Bank Agreement.

     Based upon Hecla's estimate of metals prices and metals production for 2000, Hecla believes that its operating cash flows, the cash proceeds from the sale of MWCA - Mountain West Products division, and the proceeds from the new credit facility will be adequate to fund the combined total of anticipated minimum capital expenditures, idle property expenditures, exploration expenditures, and Hecla's preferred dividend requirement. In 2000, Hecla will continue to pursue the sale of the MWCA - Colorado Aggregate division which it anticipates closing in the first half of 2000, consider other asset sales, and actively pursue equity offerings in order to provide funds for possible expansion projects, acquisitions, or other cash requirements.

               Hecla Mining Company and Wholly Owned Subsidiaries

                          Form 10-K - December 31, 1999

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

10.1(a) Credit Agreement dated as of May 7, 1999, among Registrant and Certain Subsidiaries and NationsBank, N.A., as Agent, and Certain Lenders.(2)

        Number and Description of Exhibits
        ----------------------------------


10.1(b) First Amendment to Restated Credit Agreement dated as of June 25, 1999 among NationsBank, N.A. and Registrant.(2)

10.1(c)  Second Amendment to Restated Credit Agreement
         dated as of August 31, 1999 among NationsBank,
         N.A. and Registrant.(2)                          Attached

10.1(d)  Third Amendment to Restated Credit Agreement
         dated as of December 20, 1999 among NationsBank,
         N.A. and Registrant.(2)                          Attached

10.1(e)  Fourth Amendment to Restated Credit Agreement
         dated as of December 30, 1999 among NationsBank,
         N.A. and Registrant.(2)                          Attached

10.2     Employment agreement dated November 10,
         1989 between Hecla Mining Company and
         Arthur Brown. (Registrant has substantially identical agreements with each of Messrs.
         William B. Booth, J. Gary Childress, Roger A.
         Kauffman, Jon T. Langstaff, John P. Stilwell, and Michael B. White. Such substantially identical agreements are not included as separate Exhibits.)(1,2)

10.3(a)  Form of Executive Deferral Plan Master
         Document, as amended, effective November 13, 1998.(1,2)

10.3(b)  Form of Director Deferral Plan Master
         Plan Document effective January 1, 1995.(1,2)

10.4(a)  1987 Nonstatutory Stock Option Plan of the
         Registrant.(1,2)

10.4(b)  Hecla Mining Company 1995 Stock Incentive
         Plan.(1,2)

        Number and Description of Exhibits
        ----------------------------------


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

        Number and Description of Exhibits
        ----------------------------------


10.11    Credit Agreement dated as of June 25, 1999 among
         Monarch Resources Investments Limited as Borrower,
         Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank London Limited as
         Collateral and Administrative Agent.(2)

10.12    Subordinated Loan Agreement dated as of June 25,
         1999 among Hecla Mining Company as Borrower and Standard Bank London Limited as Initial
         Lender, Collateral and Administrative Agent.(2)

10.13 Subordination Agreement dated as of June 25, 1999 among NationsBank, N.A. as Senior Creditor,
         Standard Bank London Limited as Subordinated
         Creditor and Hecla Mining Company.(2)

11.      Computation of weighted average number of
         common shares outstanding.                       Attached

12.      Statement of Computation of Ratio of Earnings
         to Fixed Charges.                                Attached

21.      List of subsidiaries of the Registrant.          Attached

23.1     Consent of PricewaterhouseCoopers LLP to
         incorporation by reference of their report
         dated February 4, 2000, except for Note 15,
         as to which the date is March 21, 2000,
         on the Consolidated Financial Statements
         of the Registrant in the Registrant's
         Registration Statements on Form S-3, No.
         33-72832, and No. 33-59659, Form S-8,
         No. 33-7833, No. 33-41833, No. 33-14758,
         No. 33-40691, No. 33-60095 and No.
         33-60099.(2)                                     Attached

        Number and Description of Exhibits
        ----------------------------------


27.      Financial Data Schedule                          Attached



-------------------------
1.  Indicates a management contract or compensatory plan or arrangement.

2. These exhibits were filed in SEC File No. 1-8491 as indicated on the following page and are incorporated herein by this reference thereto.

                    Corresponding Exhibit in Annual Report on
                    Form 10-K, Quarterly Report on Form 10-Q,
                    Current Report on Form 8-K, Proxy Statement
Exhibit in          or Registration Statement, as Indicated Below;
this Report         All References are to SEC File No. 1-8491.
-----------         ------------------------------------------

   3.1(a) & (b)     3.1 (10-K for 1987)
   3.2              2 (Current Report on Form 8-K dated
                    November 13, 1998)
   4.1(a) & (b)     4.1(d)(e) and 4.5 (10-Q for June 30, 1993)
   4.2              4 (Current Report on Form 8-K dated
                    May 10, 1996)
  10.1(a)           10.2 (10-Q for June 30, 1999)
  10.1(b)           10.2(a) (10-Q for June 30, 1999)
  10.2              10.2(b) (10-K for 1989)
  10.3(a)           10.3(a) (10-K for 1998)
  10.3(b)           10.3(b) (10-K for 1994)
  10.4(a)           B (Proxy Statement dated March 20, 1987)
  10.4(b)           A (Proxy Statement dated March 27, 1995)
  10.4(c)           B (Proxy Statement dated March 27, 1995)
  10.5(a)           10.11(a) (10-K for 1985)
  10.5(b)           10.5(b) (10-K for 1994)
  10.5(c)           10.5(c) (10-K for 1994)
  10.6              10.15 (10-K for 1987)
  10.7              10.7 (10-K for 1994)
  10.8(a)           10.11(a) (10-Q for September 30, 1996)
  10.8(b)           10.11(b) (10-Q for September 30, 1996)
  10.9              10.12 (10-Q for September 30, 1996)
  10.10             A (10-Q for June 30, 1994)
  10.11             10.3 (10-Q for June 30, 1999)
  10.12             10.4 (10-Q for June 30, 1999)
  10.13             10.5 (10Q for June 30, 1999)