Form 10-Q
period 2000-03-31
HECLA MINING CO/DE/
filed 2000-05-11
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


Commission file number       1-8491
                      --------------------------------------------------------

                            HECLA MINING COMPANY
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       82-0126240
---------------------------                      --------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    6500 Mineral Drive
    Coeur d'Alene, Idaho                               83815-8788
--------------------------------------           --------------------
(Address of principal executive offices)               (Zip Code)

                                  208-769-4100
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  XX .   No     .
    ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding April 28, 2000
--------------------------           --------------------------
  Common stock, par value                66,782,464 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                      For the Quarter Ended March 31, 2000


                           I N D E X*

                                                              Page
PART I. - Financial Information

    Item l  -  Consolidated Balance Sheets - March 31,
               2000 and December 31, 1999                        3

            -  Consolidated Statements of Operations and
               Comprehensive Loss - Three Months
               Ended March 31, 2000 and 1999                     4

            -  Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 2000 and 1999              5

            -  Notes to Consolidated Financial Statements        6

    Item 2  -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    14


PART II. - Other Information

    Item 1  -  Legal Proceedings                                26

    Item 6  -  Exhibits and Reports on Form 8-K                 29









*Items omitted are not applicable.

[CAPTION]

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                          March  31,   December 31,
                                                                            2000          1999
                                                                         -----------   ------------

                                ASSETS
Current assets:
 Cash and cash equivalents                                                 $   9,951     $   2,719
 Restricted investments                                                        9,941           - -
 Accounts and notes receivable                                                31,168        29,202
 Inventories                                                                  19,483        24,033
 Other current assets                                                          4,203         2,548
                                                                           ---------     ---------
      Total current assets                                                    74,746        58,502
Investments                                                                    2,419         2,130
Restricted investments                                                         6,040         5,998
Properties, plants and equipment, net                                        186,438       191,026
Other noncurrent assets                                                       10,975        10,701
                                                                           ---------     ---------

      Total assets                                                         $ 280,618     $ 268,357
                                                                           =========     =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                                     $  14,092     $  12,135
 Accrued payroll and related benefits                                          4,528         4,394
 Preferred stock dividends payable                                             2,012         2,012
 Current portion of long-term debt                                            10,582           782
 Accrued taxes                                                                 2,334         2,369
 Accrued reclamation and closure costs                                         8,346         8,384
                                                                           ---------     ---------
      Total current liabilities                                               41,894        30,076
Deferred income taxes                                                            300           300
Long-term debt                                                                65,284        55,095
Accrued reclamation and closure costs                                         40,191        40,941
Other noncurrent liabilities                                                   9,287         9,244
                                                                           ---------     ---------

      Total liabilities                                                      156,956       135,656
                                                                           ---------     ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued
  and outstanding - 2,300,000 shares, liquidation preference $117,012            575           575
Common stock, $0.25 par value, authorized 100,000,000 shares;
 issued 2000 and 1999 - 66,844,575                                            16,711        16,711
Capital surplus                                                              400,205       400,205
Accumulated deficit                                                         (287,865)     (278,533)
Accumulated other comprehensive loss                                          (4,578)       (4,871)
Less stock held by grantor trust; 2000 and 1999 - 132,290 common shares         (500)         (500)
Less treasury  stock, at cost; 2000 and 1999 - 62,111 common shares             (886)         (886)
                                                                           ---------     ---------

      Total shareholders' equity                                             123,662       132,701
                                                                           ---------     ---------

      Total liabilities and shareholders' equity                           $ 280,618     $ 268,357
                                                                           =========     =========



The accompanying notes are an integral part of the consolidated financial statements.




                                       -3-

                   Part I - Financial Information (Continued)

                      Hecla Mining Company and Subsidiaries

    Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                                                 Three Months Ended
                                                                            -------------------------------
                                                                            March 31, 2000   March 31, 1999
                                                                            --------------   --------------
Sales of products                                                              $  38,883        $  41,658
                                                                               ---------        ---------

Cost of sales and other direct production costs                                   32,819           31,346
Depreciation, depletion and amortization                                           5,820            6,052
                                                                               ---------        ---------
                                                                                  38,639           37,398
                                                                               ---------        ---------
Gross profit                                                                         244            4,260
                                                                               ---------        ---------

Other operating expenses:
 General and administrative                                                        1,952            2,011
 Exploration                                                                       1,722            1,162
 Depreciation and amortization                                                        73               92
 Provision for closed operations and environmental matters                           866              267
                                                                               ---------        ---------
                                                                                   4,613            3,532
                                                                               ---------        ---------

Income (loss) from operations                                                     (4,369)             728
                                                                               ---------        ---------

Other income (expense):
 Interest and other income                                                           624              696
 Miscellaneous expense                                                            (1,184)            (549)
 Interest expense                                                                 (1,668)            (924)
                                                                               ---------        ---------
                                                                                  (2,228)            (777)
                                                                               ---------        ---------

Loss before income taxes, extraordinary item and cumulative
 effect of change in accounting principle                                         (6,597)             (49)
Income tax provision                                                                 (76)             (65)
                                                                               ---------        ---------
Loss before extraordinary item and cumulative effect of change
 in accounting principle                                                          (6,673)            (114)
  Extraordinary item, net of tax                                                    (647)              --
  Cumulative effect of change in accounting principle, net of tax                    - -           (1,385)
                                                                               ---------        ---------

Net loss                                                                          (7,320)          (1,499)
Preferred stock dividends                                                         (2,012)          (2,012)
                                                                               ---------        ---------

Loss applicable to common shareholders                                            (9,332)          (3,511)
                                                                               ---------        ---------

Other comprehensive income, net of tax:
 Unrealized holding gains on securities                                              293               17
                                                                               ---------        ---------
Other comprehensive income                                                           293               17
                                                                               ---------        ---------

Comprehensive loss applicable to common shareholders                           $  (9,039)       $  (3,494)
                                                                               =========        =========

Basic and diluted loss per common share before extraordinary
  item and cumulative effect of change in accounting principle                 $   (0.13)        $  (0.04)
   Extraordinary item                                                              (0.01)             - -
   Cumulative effect of change in accounting principle                               - -            (0.02)
                                                                               ---------        ---------
Basic and diluted loss per common share                                        $   (0.14)       $   (0.06)
                                                                               =========        =========

Weighted average number of common shares outstanding                              66,782           55,201
                                                                               =========        =========

    The accompanying notes are an integral part of the consolidated financial statements.

                                       -4-

                   Part I - Financial Information (Continued)

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended
                                                                       -------------------------------
                                                                       March 31, 2000   March 31, 1999
                                                                       --------------   --------------
Operating activities:
 Net loss                                                                 $  (7,320)      $  (1,499)
 Noncash elements included in net loss:
  Depreciation, depletion and amortization                                    5,893           6,144
  Cumulative effect of change in accounting principle                           - -           1,385
  Extraordinary item                                                            647             - -
  Loss on sale of MWP division of MWCA                                          778             - -
  Gain on disposition of properties, plants and equipment                      (148)            (87)
  Provision for reclamation and closure costs                                   277             168
 Change in:
  Accounts and notes receivable                                              (1,972)         (8,238)
  Income tax refund receivable                                                  - -           1,068
  Inventories                                                                (2,229)          1,072
  Other current and noncurrent assets                                        (1,094)            166
  Accounts payable and accrued expenses                                       1,341             833
  Accrued payroll and related benefits                                          134             381
  Accrued taxes                                                                 (35)            227
  Accrued reclamation and closure costs and other
   noncurrent liabilities                                                    (1,116)           (998)
                                                                          ---------       ---------

 Net cash provided (used) by operating activities                            (4,844)            622
                                                                          ---------       ---------

Investing activities:
 Proceeds from sale of MWP division of MWCA                                   8,728             - -
 Additions to properties, plants and equipment                               (3,418)         (2,158)
 Proceeds from disposition of properties, plants and equipment                  614             203
 Decrease (increase) in restricted investments                               (9,983)              4
 Purchase of investments and change in cash surrender value
  of life insurance, net                                                          4              45
 Other, net                                                                     (35)            (85)
                                                                          ---------       ---------

 Net cash used by investing activities                                       (4,090)         (1,991)
                                                                          ---------       ---------

Financing activities:
 Issuance of common stock, net of offering costs                                - -             450
 Dividends on preferred stock                                                (2,012)         (2,012)
 Payments for debt issuance costs                                            (1,811)            - -
 Borrowings against cash surrender value of life insurance                      - -             925
 Borrowings on long-term debt                                                76,500           8,500
 Repayments on long-term debt                                               (56,511)         (5,504)
                                                                          ---------       ---------

 Net cash provided by financing activities                                   16,166           2,359
                                                                          ---------       ---------

Change in cash and cash equivalents:
 Net increase in cash and cash equivalents                                    7,232             990
 Cash and cash equivalents at beginning of period                             2,719           2,480
                                                                          ---------       ---------
 Cash and cash equivalents at end of period                               $   9,951       $   3,470
                                                                          =========       =========



    The accompanying notes are an integral part of the consolidated financial statements.



                                       -5-

                      Hecla Mining Company and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.

     The notes to the consolidated financial statements as of December 31, 1999, as set forth in Hecla Mining Company's (Hecla) 1999 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. For additional information, please refer to such notes.

Note 2.

     The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature with the exception of an adjustment recognized in 2000 for the early extinguishment of debt as described in Note 7 and an adjustment recognized in 1999 for the cumulative effect of a change in accounting principle. All financial statements presented are unaudited. However, the balance sheet as of December 31, 1999, was derived from the audited consolidated balance sheet referenced in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Note 3.

     On March 15, 2000, Hecla completed the sale of its MWCA - Mountain West Products (MWP) division for $8.7 million in cash. The sale of MWP resulted in a loss on disposal of $0.8 million. The proceeds from the sale were used to pay down amounts outstanding under Hecla's previously existing revolving credit facility. Hecla has received letters of intent to purchase the assets of the Colorado Aggregate division of MWCA and expects the sales transactions to close later in 2000, although there can be no assurance that the sales transactions will be completed.

                      Hecla Mining Company and Subsidiaries

Note 4.

     The components of the income tax provision for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                2000      1999
                                               ------    ------
          Current:
             State income taxes                $   67    $   68
             Federal income taxes                 - -        (7)
             Foreign income taxes                   9         4
                                               ------    ------
                Total                          $   76    $   65
                                               ======    ======

     Hecla's income tax provision for the first three months of 2000 and 1999 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the inability to use tax losses in 2000 and 1999.

Note 5.

     Inventories consist of the following (in thousands):

                                             March 31, Dec. 31,
                                              2000       1999
                                             --------  --------
          Concentrates, bullion, metals
             in transit and other products   $  6,204  $  3,947
          Industrial mineral products           4,666     9,275
          Materials and supplies                8,613    10,811
                                             --------  --------
                                             $ 19,483  $ 24,033
                                             ========  ========

     At March 31, 2000, Hecla had forward sales commitments through December 31, 2004 for 280,903 ounces of gold at an average price of $287.95 per ounce and forward sales commitments through December 29, 2000 for 300,000 ounces of silver at an average price of $5.51 per ounce. Also at March 31, 2000, Hecla had swap contracts through June 2000 for 1,500 metric tons of lead at an average price of $0.245 per pound and 4,500 metric tons of zinc at an average price of $0.513 per pound through December 2000. All of the aforementioned contracts were designated as hedges at March 31, 2000. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The

                      Hecla Mining Company and Subsidiaries

London Final gold price at March 31, 2000 was $276.75 per ounce. The Handy & Harman silver price at March 31, 2000 was $5.03 per ounce. At March 31, 2000, the LME cash lead price was $0.197 per pound and the LME cash zinc price was $0.494 per pound.

Note 6.   Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of March 31, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.4 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

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

                      Hecla Mining Company and Subsidiaries

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. On September 30, 1999, the court issued an order on one of the defendant's challenges to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

     The Federal District Court case is proceeding through discovery. A number of Summary Judgement motions filed by both the plaintiffs and the defendants are currently pending before the court.

                      Hecla Mining Company and Subsidiaries

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation are providing Hecla with a partial defense in all Basin environmental litigation. As of March 31, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $9.2 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties. Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

                      Hecla Mining Company and Subsidiaries

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

Note 7.

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. Proceeds from the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to fund a restricted account to repay revenue bonds, to repay the subordinated debt, and to fund general corporate purposes. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Interest rates are to be based on LIBOR plus 2.25%. At March 31, 2000, $55.0 million was outstanding under the new term loan facility and classified as long-term debt.

     As part of the refinancing, $9.9 million of the proceeds from the new term loan credit facility were placed into a restricted investment account to repay the $9.8 million in outstanding revenue bonds. On May 1, 2000, the revenue bonds were repaid. At March 31, 2000, the $9.8 million in outstanding revenue bonds were classified as current portion of long-term debt.

     At March 31, 2000, Hecla's wholly owned subsidiary, HRIL, had $11.0 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At March 31, 2000, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At March 31, 2000, $10.25 million of the project financing debt was classified as long-term debt, with the remaining $0.75 million classified as current portion of long-term debt.

     In connection with refinancing the previously existing debt, Hecla recorded a $0.6 million extraordinary charge in the first quarter of 2000 to write-off capitalized issuance costs associated with the extinguished debt. Due to the availability of net operating losses, there was no tax effect associated with the charge.

                      Hecla Mining Company and Subsidiaries

Note 8.

     The following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to preferred stock dividends in arriving at loss applicable to common shareholders for the three months ended March 31, 2000 and 1999 in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

                                                       Three Months Ended March 31,
                                   ---------------------------------------------------------------------
                                                 2000                              1999
                                   ---------------------------------    --------------------------------
                                     Net                   Per-Share      Net                  Per-Share
                                     Loss       Shares      Amount        Loss      Shares      Amount
                                   --------     ------     ---------    --------   -------     ---------
Net loss before preferred stock
 dividends                         $ (7,320)                            $ (1,499)
Less:  Preferred
 stock dividends                     (2,012)                              (2,012)
                                   --------                             --------
Basic loss applicable to
  common shareholders                (9,332)    66,782       $ (0.14)     (3,511)   55,201       $ (0.06)

Effect of dilutive
 securities                             - -        - -           - -         - -       - -           - -
                                   --------     ------       -------    --------    ------       -------
Diluted loss applicable
  to common shareholders           $ (9,332)    66,782       $ (0.14)   $ (3,511)   55,201       $ (0.06)
                                   ========     ======       =======    ========    ======       =======

     These calculations of diluted earnings per share for the three months ended March 31, 2000 and 1999 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of March 31, 2000 and 1999, as their exercise would be antidilutive, as follows:

                        Three Months Ended
                      -----------------------
                              March 31,
                         2000         1999
                      ----------   ----------

                       2,124,000    1,653,000

     The calculations of diluted earnings per share for the three months ended March 31, 2000, also exclude 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive.

Note 9.

     Hecla is organized and managed primarily on the basis of the principal products being produced from its ten operating units.

                      Hecla Mining Company and Subsidiaries

Three of the operating units have been aggregated into the Metals-Gold segment, two of the operating units have been aggregated into the Metals-Silver segment, and six operating units have been combined to form the Industrial Minerals segment. On March 15, 2000, Hecla sold the MWCA - Mountain West Products division. Following the sale, the Industrial Minerals segment consists of five operating units. General corporate activities not associated with operating units as well as idle properties are presented as Other.

     The following tables present information about reportable segments for the three months ended March 31 (in thousands):

                                               2000         1999
                                             ---------    ---------
     Net sales to unaffiliated customers:
       Metals-Gold                           $   6,329    $   6,391
       Metals-Silver                            11,299       12,569
       Industrial Minerals                      21,255       22,698
                                             ---------    ---------
                                             $  38,883    $  41,658
                                             =========    =========

                                               2000          1999
                                             ---------    ---------
     Income (loss) from operations:
       Metals-Gold                           $  (2,307)   $    (412)
       Metals-Silver                              (457)         875
       Industrial Minerals                       1,286        2,635
       Other                                    (2,891)      (2,370)
                                             ---------    ---------
                                             $  (4,369)   $     728
                                             =========    =========


     The following table presents identifiable assets by reportable segment as of March 31, 2000, and December 31, 1999 (in thousands):

                                             March 31,   December 31,
                                               2000         1999
                                             ---------   ------------

     Identifiable assets:
       Metals-Gold                           $ 55,437     $ 56,018
       Metals-Silver                          118,188      121,814
       Industrial Minerals                     62,856       65,580
       Other                                   44,137       24,945
                                             --------     --------
                                             $280,618     $268,357
                                             ========     ========

                      Hecla Mining Company and Subsidiaries

Note 10.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Introduction

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the current metals price environment, Hecla's industrial minerals segment has been a significant contributor to overall revenues, including 55% of total revenue during the first quarter of 2000. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

     Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including:

     - the timely development of existing properties and reserves and future projects,

                      Hecla Mining Company and Subsidiaries

     -    the impact of metal prices and metal production volatility,

     -    changing market conditions and the regulatory environment,

     -    ability to repay indebtedness, and

     - the other risks detailed from time to time in Hecla's Form 10-K and Form 10-Qs filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of Hecla's 1999 Annual Report on Form 10-K).

     As a result of the above factors and potentially others, actual results may differ materially from those projected, forecasted or implied. These forward-looking statements represent Hecla's judgment as of the date of this filing. Hecla disclaims, however, any intent or obligation to update these forward-looking statements as circumstances may change or develop.

     During the first quarter of 2000, Hecla produced approximately 32,000 ounces of gold compared to approximately 29,000 ounces in the first quarter of 1999. The following table displays the actual gold production (in ounces) by operation for the three months ended March 31, 2000 and 1999, projected gold production for the year ending December 31, 2000, and actual gold production for the year ended December 31, 1999:

                Actual      Actual       Projected         Actual
               March 31,   March 31,      Dec. 31,        Dec. 31,
Operation        2000        1999           2000            1999
---------      ---------   ---------   ---------------    --------

La Camorra(1)    19,000         - -      75,000-81,000      17,000
Greens Creek      6,000       7,000      20,000-22,000      24,000
Rosebud           6,000      16,000      18,000-25,000      56,000
Other(2)          1,000       6,000              2,000      13,000
               --------    --------    ---------------    --------
Totals           32,000      29,000    115,000-130,000     110,000
               ========    ========    ===============    ========

          (1) Production commenced under Hecla's ownership in October 1999 at the La Camorra mine.

          (2) Includes production from the La Choya mine, which completed mining in December 1998, and other sources.

                      Hecla Mining Company and Subsidiaries

     In the first quarter of 2000, Hecla produced approximately 2.2 million ounces of silver compared to approximately 1.8 million ounces in the first quarter of 1999. The following table displays the actual silver production (in ounces) by operation for the three months ended March 31, 2000 and 1999, projected silver production for the year ending December 31, 2000, and actual silver production for the year ended December 31, 1999 (in thousands):

                Actual      Actual        Projected        Actual
               March 31,   March 31,       Dec. 31,       Dec. 31,
Operation        2000        1999            2000           1999
---------      --------    --------      -------------    --------

Lucky Friday      1,455       1,021        5,200-5,450       4,441
Greens Creek        743         699        2,950-3,090       3,051
Rosebud              22          53              50-60         124
Other sources       - -           1                - -           1
               --------    --------        -----------    --------
Totals            2,220       1,774        8,200-8,600       7,617
               ========    ========      =============    ========

     In 1999, Hecla shipped approximately 1,072,000 tons of product, which included ball clay, kaolin and feldspar, from the Kentucky-Tennessee Clay group. Hecla's shipments of industrial minerals from the Kentucky-Tennessee Clay group are expected to increase to approximately 1,091,000 tons in 2000. During the first quarter of 2000, Hecla shipped approximately 21,000 tons of specialty aggregates from the Colorado Aggregate division of Hecla's subsidiary MWCA, and approximately 130,000 cubic yards of landscape material from the Mountain West Products (MWP) division of MWCA. On March 15, 2000, Hecla sold substantially all of the assets of its MWP division of MWCA for $8.7 million in cash. The sale of MWP resulted in a loss on disposal of $0.8 million. The proceeds from the sales transaction were used to pay down amounts outstanding under Hecla's previously existing revolving credit facility. Hecla has received letters of intent to purchase the assets of the Colorado Aggregate division of MWCA and expects the sales transactions to close later in 2000, although there can be no assurance that the sales transactions will be completed.

Results of Operations

     Hecla recorded a net loss, before an extraordinary charge and preferred stock dividend, of approximately $6.7 million, or $0.10 per common share, in the first quarter of 2000 compared to a net loss of approximately $0.1 million, before a cumulative effect of change in accounting principle and preferred stock dividend, or nil per common share, in the first quarter of 1999. After

                      Hecla Mining Company and Subsidiaries

recognizing a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt, and after $2.0 million in dividends to holders of the Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the first quarter of 2000 was approximately $9.3 million, or $0.14 per common share, compared to a loss of $3.5 million, or $0.06 per common share, after recognizing a $1.4 million charge to write off unamortized start-up costs associated with the Greens Creek mine, in the first quarter of 1999. The increased loss in 2000 compared to the same period in 1999 was attributable to a variety of factors, the most significant which are discussed below.

     Sales of products decreased by approximately $2.8 million, or 7%, in the first quarter of 2000 compared to the first quarter of 1999 primarily due to:

     - decreased sales totaling $1.4 million from Hecla's industrial minerals segment principally due to decreased shipments at the MWCA group of $2.2 million due to the sale of the MWCA - Mountain West Products division completed on March 15, 2000 and lower sales from the Colorado Aggregate division of MWCA, partly offset by an increase in sales at the K-T Clay group of $0.8 million,

     - decreased sales totaling $1.3 million from silver operations primarily resulting from the timing of concentrate shipments at the Greens Creek mine and reduced income from hedging activities in the 2000 period, and

     - decreased sales totaling $0.1 million from gold operations, including $2.8 million at the Rosebud mine due to lower gold production and at the La Choya mine of $1.6 million due to lower gold recovery from residual leaching. These were partly offset by sales of $4.3 million from the La Camorra mine which was acquired in June 1999.

The following table compares the average metal prices for the first quarter of 2000 with the comparable 1999 period:

        Metal                       2000      1999      $ Change   % Change
   ------------------              -------   -------    --------   --------

   Gold-Realized ($/oz.)           $   290   $   299    $    (9)      (3)%
   Gold-London Final ($/oz.)           290       287          3        1
   Silver-Handy & Harman ($/oz.)      5.21      5.30      (0.09)      (2)
   Lead-LME Cash ($/pound)           0.206     0.229     (0.023)     (10)
   Zinc-LME Cash ($/pound)           0.512     0.450      0.062       14

                      Hecla Mining Company and Subsidiaries

     Cost of sales and other direct production costs increased approximately $1.5 million, or 5%, in the first quarter of 2000 compared to the first quarter of 1999 primarily due to:

     - increased cost of sales from the La Camorra mine ($2.7 million) as a result of Hecla's purchase of La Camorra in June 1999,

     - increased cost of sales at the K-T Clay group ($1.0 million) principally associated with increased sales,

     - decreased cost of sales at the La Choya mine ($1.0 million) associated with lower gold production and completion of mining in 1998,

     - decreased cost of sales at the MWCA group ($0.9 million) due to the sale of the Mountain West Products division and lower sales at the Colorado Aggregate division, and

     - decreased cost of sales at the Lucky Friday mine ($0.3 million) primarily gained by improved economies of scale provided by the Lucky Friday expansion area developed in 1998 and 1999.

     Cost of sales and other direct production costs as a percentage of sales from products increased to 84.4% in the first quarter of 2000 from 75.2% in the first quarter of 1999. The change was due to decreased margins from the gold segment resulting from decreased production and sales at the Rosebud and La Choya mines, decreased margins from the Industrial Minerals segment due to lower sales at MWCA and lower margins from the silver segment due to lower silver and lead prices.

     Depreciation, depletion, and amortization decreased $0.2 million, or 4%, in the first quarter of 2000 from the first quarter of 1999 principally due to:

     - decreased depreciation at the Rosebud mine ($0.6 million) as a result of lower gold production in the first quarter of 2000,

     - decreased depreciation at the La Choya mine ($0.5 million), due to decreased gold production in 2000, and

     - increased depreciation from the La Camorra mine ($1.0 million) as a result of Hecla's purchase of La Camorra in June 1999.

                      Hecla Mining Company and Subsidiaries

     Exploration expense increased $0.6 million, or 48%, in the first quarter of 2000, compared to the first quarter of 1999, principally due to increased expenditures in Mexico ($0.5 million), primarily at the Saladillo property, and at the Rosebud mine ($0.5 million). These increases were partly offset by decreased expenditures at other South American targets ($0.4 million).

     Hecla's provision for closed operations and environmental matters increased $0.6 million in the first quarter of 2000, compared to the first quarter of 1999, principally for expenditures associated with the Grouse Creek mine.

     Miscellaneous expense increased $0.6 million in the first quarter of 2000, compared to the first quarter of 1999, primarily as a result of recognizing a loss ($0.8 million) on the sale of the MWP division of MWCA.

     Interest expense increased $0.7 million in the first quarter of 2000 compared to the first quarter of 1999. The increase was principally the result of interest and fees associated with project financing and debt utilized for the acquisition of MRIL ($0.4 million) combined with increased interest and expense on the revolving credit facility ($0.3 million).

     An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of debt.

     The cumulative effect of change in accounting principle, totaled $1.4 million in 1999 due to the write off of unamortized start-up costs relating to Hecla's 29.73% ownership interest in the Greens Creek mine. The adjustment was the result of the required application of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

     Cash operating, total cash, and production cost per gold ounce increased to $246, $249 and $328, respectively, in the first quarter of 2000 from $156, $169 and $269 in the first quarter of 1999, respectively. The increases in costs per gold ounce were primarily attributable to higher costs per ounce at the Rosebud mine associated with mining of lower grade ore in 2000.

     Cash operating, total cash, and total production cost per silver ounce decreased to $3.68, $3.69 and $5.02, respectively, in the first quarter of 2000 from $3.70, $3.70, and $5.27 in the first quarter of 2000, respectively. The decreases in the costs per silver ounce were due primarily to the positive impacts of

                      Hecla Mining Company and Subsidiaries

Lucky Friday's increased silver production resulting from increased tons mined and a 16% higher silver grade.

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

     At March 31, 2000, assets totaled approximately $281 million and shareholders' equity totaled approximately $124 million. Cash and cash equivalents increased by $7.2 million to $9.9 million at March 31, 2000 from $2.7 million at December 31, 1999.

     During the first quarter of 2000, approximately $16.2 million of cash was provided by financing activities. The major source of cash was borrowings of long-term debt of $76.5 million. This source was partly offset by repayments of long-term debt of $56.5 million, payment of preferred stock dividends of $2.0 million and payments for debt issuance costs of $1.8 million.

     Operating activities used approximately $4.8 million of cash during the first quarter of 2000. Significant uses of cash included (1) increases in inventories of $2.2 million primarily due to increases at La Camorra and Lucky Friday; (2) increases in accounts and notes receivable of $2.0 million principally due to seasonal increases at MWCA and increased sales at the K-T Clay group; (3) cash required for reclamation activities and other noncurrent liabilities of $1.1 million; and (4) increased other current and noncurrent assets of $1.1 million. These uses of cash were partly offset by increased accounts payable and accrued expenses of $1.3 million. Principal noncash charges included depreciation, depletion and amortization of $5.9 million, an $0.8 million loss on the sale of MWP, and an extraordinary charge of $0.6 million for the write off of debt issuance costs related to extinguished debt.

                      Hecla Mining Company and Subsidiaries

     Hecla's investing activities used $4.1 million of cash during the first quarter of 2000. The most significant uses of cash were for restricted investments of $10.0 million, utilized to repay revenue bonds on May 1, 2000, and additions to properties, plants, and equipment totaling $3.4 million, including significant additions at the industrial minerals segment, principally for the Mexican plant expansion project, of $1.6 million, the Greens Creek mine of $0.9 million, and at the La Camorra of $0.8 million. These uses of cash were partly offset by proceeds of $8.7 million from the sale of the MWP division of MWCA.

     Hecla estimates that capital expenditures to be incurred during the remainder of 2000 will be approximately $13.1 million. These capital expenditures consist primarily of:

               Property                      Expenditure
          ----------------------------       ------------
          Greens Creek (29.73% interest)     $5.5 million
          Industrial minerals segment        $3.2 million
          La Camorra                         $2.4 million
          Lucky Friday                       $2.0 million

     These planned capital expenditures will depend, in large part, on Hecla's ability to obtain the required funds from operating activities, potential asset sales, and the possible issuance of additional equity. There can be no assurance that actual capital expenditures will be as projected based upon the uncertainties associated with the estimates for capital projects, uncertainties associated with possible development projects, and Hecla' ability to generate adequate funding for the projected capital expenditures.

     Hecla's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek and Rosebud properties, that Hecla's joint venture partners will not default with respect to their portion of development costs and capital expenditures.

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. Proceeds from the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to fund a restricted account to repay revenue bonds, to repay the subordinated debt, and to fund general corporate purposes. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Interest rates are to be based on LIBOR plus a margin of 2.25%. At March 31, 2000, $55.0 million was outstanding under the new term loan facility and classified as long-term debt.

                      Hecla Mining Company and Subsidiaries

     As part of the refinancing, $9.9 million of the proceeds from the new term loan credit facility were placed into a restricted investment account to repay the $9.8 million in outstanding revenue bonds. On May 1, 2000, the revenue bonds were repaid. At March 31, 2000, the $9.8 million in outstanding revenue bonds were classified as current portion of long-term debt.

     Hecla is considering alternatives available to it to repay or restructure the $55.0 million in indebtedness due in April, 2001, including refinancings, public offerings of equity and/or debt securities and possible asset sales. There can be no assurance that Hecla will be successful in refinancing the debt, issuing equity, or selling assets.

     At March 31, 2000, Hecla's wholly owned subsidiary, HRIL, had $11.0 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At March 31, 2000, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At March 31, 2000, $10.25 million of the project financing debt was classified as long-term debt, with the remaining $0.75 million classified as current portion of long-term debt.

     As of March 31, 2000, Hecla's unrestricted cash balance totaled $9.95 million. Based upon Hecla's estimate of metals prices and metals production for the rest of 2000, Hecla believes that its operating cash flows and current unrestricted cash balance will be adequate to fund its anticipated cash requirements for the year 2000, including anticipated capital expenditures, idle property expenditures, and exploration expenditures. Hecla continues to evaluate and implement cost cutting measures to reduce operating cash costs, as well as continuing to pursue the sale of the MWCA - Colorado Aggregate Division, considering other asset sales, and pursuing equity offerings in order to provide funds for possible expansion projects, acquisition, or other cash requirements.

     Hecla has entered into letters of intent to sell the operating assets of its MWCA - Colorado Aggregate Division and expects to close on the transactions during the second quarter of 2000, although there can be no assurance that Hecla will be successful in completing sales transactions for the operating assets of Colorado Aggregate. Hecla doesn't anticipate any significant gain or loss from the sale of MWCA - Colorado Aggregate Division.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the

                      Hecla Mining Company and Subsidiaries

third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of March 31, 2000, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement.

     Reserves for closure costs, reclamation and environmental matters totaled $48.5 million at March 31, 2000. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     For information on hedged positions and derivative instruments, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk."

     Hecla is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated (see Part
II. Item 1. Legal Proceedings and Note 7 of Notes to Consolidated Financial Statements). Although the ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable, it is the opinion of Hecla's management that the outcome of these matters will not have a material adverse effect on the financial position of Hecla and its subsidiaries. However, it is possible that these matters could have a material effect on quarterly or annual operating results and cash flows, when they are resolved, in the future periods.

New Accounting Pronouncement

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15,

                      Hecla Mining Company and Subsidiaries

2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. Hecla is presently evaluating the effect the adoption of this standard will have on the Hecla's financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative instruments held by Hecla at March 31, 2000, which are sensitive to changes in interest rates and commodity prices. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 1999 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At March 31, 2000, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at March 31, 2000, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                                    (in thousands)
                            2000      2001     2002     2003     2004    Thereafter   Total     Value
                           -------  --------  -------  -------  -------  ----------  --------  --------
Bank credit agreement      $   - -  $ 55,000  $   - -  $   - -  $   - -     $  - -    $ 55,000  $ 55,000

Average interest rate        9.00%     9.47%      - -      - -      - -        - -

Revenue bonds              $ 9,800  $    - -  $   - -  $   - -  $   - -     $  - -    $  9,800  $  9,800

Average interest rate        4.14%       - -      - -      - -      - -        - -

Project financing debt     $   750  $  3,250  $ 3,000  $ 3,000  $ 1,000     $  - -    $ 11,000  $ 11,000

Average interest rate        9.25%     9.78%    9.73%    9.70%    9.75%        - -

                      Hecla Mining Company and Subsidiaries

Commodity-Price Risk Management

Hedging

     Hecla uses commodity forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts were designated as hedges at March 31, 2000.

     The following table provides information about Hecla's forward sales commitments and commodity swap contracts at March 31, 2000. The table presents the notional amount in ounces or tonnes, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between April 30, 2000, and December 31, 2004.

                              Expected     Expected     Expected     Expected     Expected     Estimated
                              Maturity     Maturity     Maturity     Maturity     Maturity       Fair
                                2000         2001         2002         2003         2004         Value
                             ----------   ----------   ----------   ----------   ----------   -----------
Forward contracts:
Gold sales (ounces)             49,735       62,010       60,428       59,802       48,928
Future price (per ounce)      $    287     $    288     $    288     $    288     $    288
Contract amount (in $000's)   $ 14,253     $ 17,874     $ 17,418     $ 17,238     $ 14,103     $ (7,643)

Silver sales (ounces)          300,000          - -          - -          - -          - -
Future price (per ounce)      $   5.51     $    - -     $    - -     $    - -     $    - -
Contract amount (in $000's)   $  1,652     $    - -     $    - -     $    - -     $    - -     $    105

Swap contracts:
Zinc (tonnes)                    4,500          - -          - -          - -          - -
Future price (per pound)      $  0.513     $    - -     $    - -     $    - -     $    - -
Contract amount (in $000's)   $  5,089     $    - -     $    - -     $    - -     $    - -     $     21

Lead (tonnes)                    1,500          - -          - -          - -          - -
Future price (per pound)      $  0.245     $    - -     $    - -     $    - -     $    - -
Contract amount (in $000's)   $    810     $    - -     $    - -     $    - -     $    - -     $    136

      In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 257,242 ounces of the above gold forward contracts. The ounces covered under the

                      Hecla Mining Company and Subsidiaries

swap are adjusted each quarter, commencing June 30, 2000, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the Gold Lease Rate Swap at March 31, 2000 was $876,000.

Trading

     On July 30, 1999, Hecla sold call options for 300,000 ounces of silver through June 30, 2000, at an average strike price of $5.50. Hecla sold the call options to provide additional cash flow. The sale of the options are designed to provide some price protection, to the extent of the amount of the call premium received, in the event of a decline in the price of silver. These contracts also limit the maximum that Hecla may receive on a portion of Hecla's silver production to the strike price of the options plus the premium received. Hecla is exposed to price risk on these call options, and the value of the call options are marked to market with a gain or loss, if any, recorded in earnings. During the first quarter of 2000, Hecla recognized revenue of $60,000 from expired call option contracts and a mark to market adjustment.

     The following table provides information about Hecla's silver call options at March 31, 2000. The table presents the notional amount in ounces, the weighted average strike price, and the total-dollar contract amount expected by the maturity dates, which occur between April 30, 2000 and June 30, 2000.

                                             Expected   Estimated
                                             Maturity     Fair
                                               2000      Value
                                             ---------  ---------
 Sold call options:
  Silver calls (ounces)                       150,000
  Weighted average strike price (per ounce)  $   5.50
  Contract amount (in $000's)                $    825    $   44

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of March 31, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.4 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

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

                      Hecla Mining Company and Subsidiaries

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. The United States has appealed the Federal District Court's decision to the Ninth Circuit Court of Appeals. On March 31, 1999, the court issued a case management order setting trial in this case for November 2000. On September 30, 1999, the court issued an order on one of the defendant's challenges to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

     The Federal District Court case is proceeding through discovery. A number of Summary Judgement motions filed by both the plaintiffs and the defendants are currently pending before the court.

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all

                      Hecla Mining Company and Subsidiaries

liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation are providing Hecla with a partial defense in all Basin environmental litigation. As of March 31, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $9.2 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties. Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

                      Hecla Mining Company and Subsidiaries

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12 - Fixed Charge Coverage Ratio Calculation

          27 - Financial Data Schedule

     (b)  Reports on Form 8-K

          Form 8-K dated March 24, 2000, related to the Facility Agreement by and between Hecla Mining Company and Standard Bank London Limited


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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  May 11, 2000           By   /s/ Arthur Brown
                                ---------------------------------
                                Arthur Brown, Chairman, President
                                  and Chief Executive Officer



Date:  May 11, 2000           By   /s/ Lewis E. Walde
                                ---------------------------------
                                Lewis E. Walde,
                                Controller (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------


Exhibit
  No.           Description
--------        ------------------

12              Fixed Charge Coverage Ratio Calculation

27              Financial Data Schedule