Form 10-Q
period 2000-06-30
HECLA MINING CO/DE/
filed 2000-08-11
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


Commission file number       1-8491
                      --------------------------------------------

                       HECLA MINING COMPANY
------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

        Delaware                                  82-0126240
-------------------------------           ----------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

    6500 Mineral Drive
    Coeur d'Alene, Idaho                           83815-8788
--------------------------------------            -------------
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
Yes  XX .   No     .
    ----        ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding July 31, 2000
----------------------------         -------------------------
Common stock, par value                  66,797, 641 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                       For the Quarter Ended June 30, 2000


                           I N D E X*

                                                              Page
PART I. - Financial Information

    Item l   -  Consolidated Balance Sheets - June 30,
                2000 and December 31, 1999                       3

             -  Consolidated Statements of Operations and
                Comprehensive Income (Loss) - Three Months and
                Six Months Ended June 30, 2000 and 1999          4

             -  Consolidated Statements of Cash Flows - Six
                Months Ended June 30, 2000 and 1999              5

             -  Notes to Consolidated Financial Statements       6

    Item 2   -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations    16


PART II. - Other Information

    Item 1   -  Legal Proceedings                                31

    Item 4 - Annual Meeting of Shareholders                      34

    Item 6   -  Exhibits and Reports on Form 8-K                 35







*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                            June 30,      December 31,
                                                                              2000           1999
                                                                          ------------    ------------

                                ASSETS

Current assets:
 Cash and cash equivalents                                                $   11,603      $    2,719
 Accounts and notes receivable                                                28,704          29,202
 Inventories                                                                  17,825          24,033
 Other current assets                                                          3,116           2,548
                                                                          ----------      ----------
      Total current assets                                                    61,248          58,502
Investments                                                                    2,247           2,130
Restricted investments                                                         6,087           5,998
Properties, plants and equipment, net                                        175,123         191,026
Other noncurrent assets                                                       11,400          10,701
                                                                          ----------      ----------

      Total assets                                                        $  256,105      $  268,357
                                                                          ==========      ==========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                                    $   16,514      $   12,135
 Accrued payroll and related benefits                                          4,293           4,394
 Preferred stock dividends payable                                             2,013           2,012
 Current portion of long-term debt                                            57,032             782
 Accrued taxes                                                                 2,318           2,369
 Accrued reclamation and closure costs                                        13,216           8,384
                                                                          ----------      ----------
      Total current liabilities                                               95,386          30,076
Deferred income taxes                                                            300             300
Long-term debt                                                                11,677          55,095
Accrued reclamation and closure costs                                         35,360          40,941
Other noncurrent liabilities                                                   8,514           9,244
                                                                          ----------      ----------

      Total liabilities                                                      151,237         135,656
                                                                          ----------      ----------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued
  and outstanding - 2,300,000 shares, liquidation preference $117,012            575             575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 2000 - 66,852,575 shares, issued 1999 - 66,844,575 shares            16,713          16,711
Capital surplus                                                              400,212         400,205
Accumulated deficit                                                         (306,589)       (278,533)
Accumulated other comprehensive loss                                          (4,657)         (4,871)
Less stock held by grantor trust; 2000 and 1999 - 132,290 common shares         (500)           (500)
Less treasury stock, at cost; 2000 and 1999 - 62,111 common shares              (886)           (886)
                                                                          ----------      ----------

      Total shareholders' equity                                             104,868         132,701
                                                                          ----------      ----------

      Total liabilities and shareholders' equity                          $  256,105      $  268,357
                                                                          ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.


                      Hecla Mining Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                             Three Months Ended                 Six Months Ended
                                                        ------------------------------    ------------------------------
                                                        June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                        -------------    -------------    -------------    -------------
Sales of products                                          $  41,691        $  46,058        $  80,574        $  87,716
                                                           ---------        ---------        ---------        ---------
Cost of sales and other direct production costs               35,123           35,081           67,942           66,427
Depreciation, depletion and amortization                       6,253            5,892           12,073           11,944
                                                           ---------        ---------        ---------        ---------
                                                              41,376           40,973           80,015           78,371
                                                           ---------        ---------        ---------        ---------
Gross profit                                                     315            5,085              559            9,345
                                                           ---------        ---------        ---------        ---------
Other operating expenses:
 General and administrative                                    2,405            1,802            4,357            3,813
 Exploration                                                   1,664            1,018            3,386            2,180
 Depreciation and amortization                                    71               81              144              173
 Reduction in carrying value of mining properties              9,072              - -            9,072              - -
 Provision for closed operations and
   environmental matters                                       2,632              343            3,498              610
                                                           ---------        ---------        ---------        ---------
                                                              15,844            3,244           20,457            6,776
                                                           ---------        ---------        ---------        ---------
Income (loss) from operations                                (15,529)           1,841          (19,898)           2,569
                                                           ---------        ---------        ---------        ---------
Other income (expense):
 Interest and other income                                     1,843            1,823            2,467            2,519
 Miscellaneous expense                                          (917)            (282)          (2,101)            (831)
 Interest expense                                             (2,059)            (958)          (3,727)          (1,882)
                                                           ---------        ---------        ---------        ---------
                                                              (1,133)             583           (3,361)            (194)
                                                           ---------        ---------        ---------        ---------
Income (loss) before income taxes, extraordinary
 item and cumulative effect of change in
   accounting principle                                      (16,662)           2,424          (23,259)           2,375
Income tax provision                                             (49)             (89)            (125)            (154)
                                                           ---------        ---------        ---------        ---------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
   principle                                                 (16,711)           2,335          (23,384)           2,221
Extraordinary  item,  net  of income  tax                        - -              - -             (647)             - -
Cumulative effect of change in accounting
 principle, net of income tax                                    - -              - -              - -           (1,385)
                                                           ---------        ---------        ---------        ---------
Net income (loss)                                            (16,711)           2,335          (24,031)             836
Preferred stock dividends                                     (2,013)          (2,013)          (4,025)          (4,025)
                                                           ---------        ---------        ---------        ---------
Income (loss) applicable to common shareholders              (18,724)             322          (28,056)          (3,189)
                                                           ---------        ---------        ---------        ---------
Other comprehensive income (loss), net of income tax:
     Unrealized holding gains (losses) on securities             (79)              23              214               40
                                                           ---------        ---------        ---------        ---------
Other comprehensive income (loss)                                (79)              23              214               40
                                                           ---------        ---------        ---------        ---------
Comprehensive income (loss) applicable to
 common shareholders                                       $ (18,803)       $     345        $ (27,842)       $  (3,149)
                                                           =========        =========        =========        =========

Basic and diluted income (loss) per common share
 before extraordinary item and cumulative effect
    of change in accounting principle                      $   (0.28)       $    0.01        $   (0.41)       $   (0.04)
 Extraordinary item                                              - -              - -            (0.01)             - -
 Cumulative effect of change in accounting principle             - -              - -              - -            (0.02)
                                                           ---------        ---------        ---------        ---------
Basic and diluted income (loss) per common share           $   (0.28)       $    0.01        $   (0.42)       $   (0.06)
                                                           =========        =========        =========        =========

Cash dividends per common share                            $     - -        $     - -        $     - -        $     - -
                                                           =========        =========        =========        =========

Weighted average number of common shares outstanding          66,788           60,687           66,784           57,944
                                                           =========        =========        =========        =========

    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                            Six Months Ended
                                                                     -------------------------------
                                                                     June 30, 2000     June 30, 1999
                                                                     -------------     -------------

Operating activities:
 Net income (loss)                                                    $  (24,031)       $      836
 Noncash elements included in net income:
  Depreciation, depletion and amortization                                12,217            12,117
  Cumulative effect of change in accounting principle                        - -             1,385
  Extraordinary charge                                                       647               - -
  Loss on sale of MWP division of MWCA                                       929               - -
   Gain on disposition of properties, plants and equipment                (1,262)           (1,347)
  Reduction of carrying value of mining properties                         9,072               - -
  Provision for reclamation and closure costs                              1,844               463
 Change in assets and liabilities net of effects from
   purchase of Monarch Resources Investments Limited:
  Accounts and notes receivable                                              607            (9,214)
  Income tax refund receivable                                               - -             1,071
  Inventories                                                             (1,830)            3,075
  Other current and noncurrent assets                                        174                93
  Accounts payable and accrued expenses                                    3,782                41
  Accrued payroll and related benefits                                      (101)              649
  Accrued taxes                                                              (51)              169
  Accrued reclamation and closure costs and other
   noncurrent liabilities                                                 (3,351)           (2,421)
                                                                      ----------        ----------
 Net cash provided (used) by operating activities                         (1,354)            6,917
                                                                      ----------        ----------

Investing activities:
 Purchase of Monarch Resources Investments Limited,
  net of cash acquired                                                       - -            (9,183)
 Proceeds from sale of MWCA                                                9,677               - -
 Additions to properties, plants and equipment                            (8,429)           (4,617)
  Proceeds from disposition of properties, plants and equipment            1,768             1,687
 Proceeds from sale of investments                                           - -               311
 Decrease (increase) in restricted investments                               (89)              417
 Purchase of investments and change in cash
  surrender value of life insurance, net                                      94                37
 Other, net                                                                  233               (43)
                                                                      ----------        ----------
Net cash provided (used) by investing activities                           3,254           (11,391)
                                                                      ----------        ----------

Financing activities:
 Common stock issued under stock and stock option plans                        9                20
 Common stock issuance, net of offering costs                                - -            11,860
 Preferred stock dividends                                                (4,025)           (4,025)
 Payments for debt issuance costs                                         (1,811)             (487)
 Borrowings, net of repayments, against cash surrender
  value of life insurance                                                    - -               925
 Borrowings on long-term debt                                             79,500            38,040
 Repayments on long-term debt                                            (66,689)          (32,508)
                                                                      ----------        ----------
Net cash provided by financing activities                                  6,984            13,825
                                                                      ----------        ----------

Net increase in cash and cash equivalents                                  8,884             9,351
Cash and cash equivalents at beginning of period                           2,719             2,480
                                                                      ----------        ----------

Cash and cash equivalents at end of period                            $   11,603        $   11,831
                                                                      ==========        ==========



    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.

     The notes to the consolidated financial statements as of December 31, 1999, set forth in Hecla Mining Company's (Hecla) 1999 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. For additional information, please refer to such notes.

Note 2.

     The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature with the exception of an adjustment recognized in 2000 for the early extinguishment of debt as described in Note 8 and an adjustment recognized in 1999 for the cumulative effect of a change in accounting principle. All financial statements presented are unaudited. However, the balance sheet as of December 31, 1999, was derived from the audited consolidated balance sheet referenced in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Note 3.

     On March 15, 2000, Hecla completed the sale of its MWCA - Mountain West Products (MWP) division for $8.5 million in cash. The sale of MWP resulted in a loss on disposal of $0.9 million. The proceeds from the sale were used to pay down amounts outstanding under Hecla's previously existing revolving credit facility. On June 5, 2000 Hecla completed a sale of the landscape operations of the Colorado Aggregate Division (CAC) of MWCA for $1.1 million in cash. The sale of the CAC landscape operations did not result in a gain or loss. Hecla is currently negotiating with third parties for a potential sale of the remaining assets of the Colorado Aggregate division of MWCA, although there can be no assurance that a sales transaction will be completed.

Note 4.

     In the second quarter of 2000, Hecla recorded adjustments totaling $10.3 million for asset write-downs and future reclamation and closure costs. This total includes an asset write-down for the property, plant, and equipment and supply inventory at the Rosebud mine, in which Hecla owns an approximate 51% interest, of $4.4 million. The adjustment at Rosebud

                      Hecla Mining Company and Subsidiaries

was necessitated due to the planned closure of the Rosebud mine previously announced by Hecla and Newmont, Hecla's joint venture partner. The Rosebud mine will complete mining activity in July 2000, followed by completion of milling activities in August 2000. An adjustment for future closure costs and reclamation activities totaling approximately $0.7 million was also recorded for the Rosebud mine. An asset write-down of $4.7 million was also recorded for previously capitalized development costs at the Noche Buena gold property in Mexico. Development activity at the Noche Buena property was previously suspended due to low gold prices. The continuation of lower gold prices resulted in Hecla's decision to reduce the carrying value of Noche Buena. Additionally, Hecla recorded $0.6 million in accruals for reclamation and environmental matters at various other properties in the second quarter.

Note 5.

     The components of the income tax provision for the six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                2000       1999
                                               ------     ------
          Current:
             State income taxes                $  115     $  135
             Federal income taxes                 - -        - -
             Foreign income taxes                  10         19
                                               ------     ------
                Total                          $  125     $  154
                                               ======     ======

     Hecla's income tax provision for the first half of 2000 and 1999 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the inability to use tax losses in 2000 and 1999.

Note 6.

     Inventories consist of the following (in thousands):

                                             June 30,    Dec. 31,
                                               2000        1999
                                             --------    --------
          Concentrates, bullion, metals
             in transit and other products   $  6,030    $  3,947
          Industrial mineral products           3,361       9,275
          Materials and supplies                8,434      10,811
                                             --------    --------
                                             $ 17,825    $ 24,033
                                             ========    ========

                      Hecla Mining Company and Subsidiaries

     At June 30, 2000, Hecla had forward sales commitments through December 31, 2004 for 267,342 ounces of gold at an average price of $288.01 per ounce and forward sales commitments through December 29, 2000 for 300,000 ounces of silver at an average price of $5.51 per ounce. Also at June 30, 2000, Hecla had swap contracts through December 2000 for 3,000 metric tons of zinc at an average price of $0.519 per pound. All of the aforementioned contracts were designated as hedges at June 30, 2000. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at June 30, 2000 was $288.15 per ounce. The Handy & Harman silver price at June 30, 2000 was $5.055 per ounce. At June 30, 2000, the LME cash lead price was $0.200 per pound and the LME cash zinc price was $0.521 per pound.

Note 7.   Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of June 30, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.1 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

                      Hecla Mining Company and Subsidiaries

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. In an opinion issued June 15, 2000, the Ninth Circuit Court of Appeals vacated the District Court's ruling stating that the District Court did not have jurisdiction to determine the scope of the Bunker Hill Superfund site. On September 30, 1999, the court issued an order on one of the defendant's challenges to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application

                      Hecla Mining Company and Subsidiaries

of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

     The Federal District Court case is proceeding through discovery. A number of Summary Judgement motions filed by both the plaintiffs and the defendants are currently pending before the court. Trial is currently scheduled for January 2001.

     The Company is also involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Tribe. The Company is also participating with certain of the other defendants in the litigation in a state of Idaho led settlement effort.

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation are providing Hecla with a partial defense in all Basin environmental litigation. As of June 30, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla

                      Hecla Mining Company and Subsidiaries

believes $11.0 million of insurance coverage is available for approximately $9.2 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties. Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. In July 2000, a second complaint was filed against K-T Clay and Hecla by a purchaser of animal feed containing ball clay sold by K-T Clay. The complaint alleges damages included in the total claim set forth above. The defense of this lawsuit is also expected to be covered by insurance. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

Note 8.

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. Proceeds from the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to fund a restricted account to repay revenue bonds, to repay the subordinated debt, and to fund general corporate purposes. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Interest rates are to be based on LIBOR plus 2.25%. At June 30, 2000, $55.0 million was outstanding under the new term loan facility and classified as current portion of long-term debt.

     As part of the refinancing, $9.9 million of the proceeds from the new term loan credit facility were placed into a restricted investment account to repay the $9.8 million in outstanding revenue bonds. On May 1, 2000, the revenue bonds were repaid.

                      Hecla Mining Company and Subsidiaries

     In connection with refinancing the previously existing debt, Hecla recorded a $0.6 million extraordinary charge in the first quarter of 2000 to write-off capitalized issuance costs associated with the extinguished debt. Due to the availability of net operating losses, there was no tax effect associated with the charge.

     On June 30, 2000, Hecla entered into a new $3.0 million subordinated debt facility. Proceeds from the subordinated debt are available for general corporate purposes. Interest rates are to be based on LIBOR plus a margin of 4.0%. The loan is to be repaid in equal installments on June 30, 2003, December 31, 2003, and June 30, 2004.

     At June 30, 2000, Hecla's wholly owned subsidiary, HRIL, had $10.6 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At June 30, 2000, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At June 30, 2000, $8.6 million of the project financing debt was classified as long-term debt, with the remaining $2.0 million classified as current portion of long-term debt.

     At June 30, 2000, Hecla had a working capital deficit of $34.1 million. In order to improve its financial condition, Hecla is considering alternatives available to it to repay or restructure the $55.0 million in indebtedness due in April 2001, including refinancings, public offerings of equity and/or debt securities and possible asset sales. There can be no assurance that Hecla will be successful in refinancing its debt, issuing equity, or selling assets. If Hecla is unsuccessful in these efforts, there can be no assurance that Hecla will be able to repay its debt and fund continuing operations.

Note 9.

     The following table presents a reconciliation of the numerators (net income or net loss) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to preferred stock dividends in arriving at loss applicable to common shareholders for the three months and six months ended June 30, 2000 and 1999 in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

                      Hecla Mining Company and Subsidiaries

                                                           Three Months Ended June 30,
                                      ----------------------------------------------------------------------
                                                   2000                                1999
                                      ---------------------------------    ---------------------------------
                                          Net                 Per-Share        Net                 Per-Share
                                      Income (Loss)   Shares   Amount      Income (Loss)   Shares   Amount
                                      -------------   ------   ------      -------------   ------   ------
Net income (loss) before preferred
 stock dividends                       $ (16,711)                           $  2,335
Less:  Preferred
 stock dividends                          (2,013)                             (2,013)
                                       ---------                            --------

Basic income (loss) applicable to
  common shareholders                    (18,724)     66,788   $ (0.28)          322       60,687    $  0.01

Effect of dilutive
 securities                                  - -         - -       - -           - -          - -        - -
                                       ---------      ------   -------      --------       ------    -------

Diluted income (loss) applicable
  to common shareholders               $ (18,724)     66,788   $ (0.28)     $    322       60,687    $  0.01
                                       =========      ======   =======      ========       ======    =======


                                                              Six Months Ended June 30,
                                       ---------------------------------------------------------------------
                                                   2000                                 1999
                                       ---------------------------------    --------------------------------
                                         Net                  Per-Share        Net                 Per-Share
                                        Income        Shares   Amount      Income (Loss)   Shares   Amount
                                       ---------      ------   ------      -------------   ------   ------

Net income (loss) before preferred
 stock dividends                       $ (24,031)                           $    836
Less:  Preferred
 stock dividends                          (4,025)                             (4,025)
                                       ---------                            --------

Basic loss applicable
  to common shareholders                 (28,056)     66,784   $ (0.42)       (3,189)      57,944    $ (0.06)

Effect of dilutive
 securities                                  - -         - -       - -           - -          - -        - -
                                       ---------      ------   -------      --------       ------    -------

Diluted loss applicable
  to common shareholders               $ (28,056)     66,784   $ (0.42)     $ (3,189)      57,944    $ (0.06)
                                       =========      ======   =======      ========       ======    =======

     These calculations of diluted earnings per share for the three months and six months ended June 30, 2000 and 1999 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of June 30, 2000 and 1999, as their exercise would be antidilutive, as follows:

                 Three Months Ended        Six Months Ended
               ----------------------   -----------------------
                     June 30,                 June 30,
                  2000       1999          2000        1999
               ---------- ----------    ----------  ----------

               2,546,500  2,316,000     2,546,500   2,316,000

                      Hecla Mining Company and Subsidiaries

     The calculations of diluted earnings per share for the three months and six months ended June 30, 2000, also exclude 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive.

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

     The following tables present information about reportable segments for the three months and six months ended June 30 (in thousands):

                                          Three Months Ended         Six Months Ended
                                        ----------------------    ---------------------
                                               June 30,                  June 30,
                                          2000         1999         2000        1999
                                        ---------    ---------    ---------   ---------
  Net sales to unaffiliated customers:
     Metals-Gold                        $   8,575    $   5,600    $  14,753   $  11,991
     Metals-Silver                         12,430       11,790       23,880      24,359
     Industrial Minerals                   20,686       28,668       41,941      51,366
                                        ---------    ---------    ---------   ---------

                                        $  41,691    $  46,058    $  80,574   $  87,716
                                        =========    =========    =========   =========

                                          Three Months Ended         Six Months Ended
                                        ----------------------    ---------------------
                                               June 30,                  June 30,
                                          2000         1999         2000        1999
                                        ---------    ---------    ---------   ---------

  Income (loss) from operations:
     Metals-Gold                        $ (11,682)   $    (763)   $ (14,001)  $  (1,175)
     Metals-Silver                           (961)         784       (1,406)      1,659
     Industrial Minerals                    1,554        4,046        2,840       6,681
     Other                                 (4,440)      (2,226)      (7,331)     (4,596)
                                        ---------    ---------    ---------   ---------

                                        $ (15,529)   $   1,841    $ (19,898)  $   2,569
                                        =========    =========    =========   =========

                      Hecla Mining Company and Subsidiaries

    The following table presents identifiable assets by reportable segment as of June 30, 2000, and December 31, 1999 (in thousands):

                                June 30,    December 31,
                                  2000         1999
                               -----------  -----------

     Identifiable assets:
       Metals-Gold              $  46,253     $  56,018
       Metals-Silver              116,363       121,814
       Industrial Minerals         60,525        65,580
       Other                       32,964        24,945
                                ---------     ---------

                                $ 256,105     $ 268,357
                                =========     =========

Note 11.

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

                      Hecla Mining Company and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the current metals price environment, Hecla's industrial minerals segment has been a significant contributor to overall revenues, including 52% of total revenue during the first six months of 2000. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

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

     -    limited access to capital markets,

     -    potential asset sales,

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

     During the first six months of 2000, Hecla produced approximately 71,000 ounces of gold compared to approximately 55,000 ounces in the first six months of 1999. The following table displays the actual gold production (in ounces) by operation for the six months ended June 30, 2000 and 1999, projected gold production for the year ending December 31, 2000, and actual gold production for the year ended December 31, 1999:

                 Actual       Actual       Projected       Actual
                June 30,     June 30,      Dec. 31,       Dec. 31,
Operation          2000        1999          2000           1999
---------       ---------    --------   ---------------   --------
La Camorra(1)      44,000         - -     79,000-84,000     17,000
Greens Creek(3)    13,000      13,000     21,000-23,000     24,000
Rosebud(3)         14,000      33,000     20,000-22,000     56,000
Other(2)              - -       9,000             1,000     13,000
                 --------    --------   ---------------   --------

Totals             71,000      55,000   121,000-130,000    110,000
                 ========    ========   ===============   ========

     (1) Production commenced under Hecla's ownership in October 1999 at the La Camorra mine.

     (2) Includes production from the La Choya mine, which completed mining in December 1998, and other sources.

     (3)  Reflects Hecla's portion.

     In the first six months of 2000, Hecla produced approximately 4.2 million ounces of silver compared to approximately 3.7 million ounces in the first six months of 1999. The following table displays the actual silver production (in ounces) by operation for the six months ended June 30, 2000 and 1999, projected silver production for the year ending December 31, 2000, and actual silver production for the year ended December 31, 1999 (in thousands):

                      Hecla Mining Company and Subsidiaries

                  Actual      Actual      Projected        Actual
                 June 30,    June 30,     Dec. 31,        Dec. 31,
Operation          2000        1999         2000            1999
---------        --------    --------   -------------     --------
Lucky Friday        2,690       2,159     5,200-5,450        4,441
Greens Creek(1)     1,496       1,481     2,950-3,090        3,051
Rosebud(1)             44          81           50-60          124
Other sources         - -           1             - -            1
                 --------    --------   -------------     --------

Totals              4,230       3,722     8,200-8,600        7,617
                 ========    ========   =============     ========

     (1)  Reflects Hecla's portion.

     In 1999, Hecla shipped approximately 1,072,000 tons of product, which included ball clay, kaolin and feldspar, from the Kentucky-Tennessee Clay group. Hecla's shipments of industrial minerals from the Kentucky-Tennessee Clay group are expected to increase to approximately 1,155,000 tons in 2000. During the first six months of 2000, Hecla shipped approximately 52,000 tons of specialty aggregates from the Colorado Aggregate division of Hecla's subsidiary MWCA, and approximately 130,000 cubic yards of landscape material from the Mountain West Products (MWP) division of MWCA. On March 15, 2000, Hecla sold substantially all of the assets of its MWP division of MWCA for $8.5 million in cash. The sale of MWP resulted in a loss on disposal of $0.9 million. The proceeds from the sales transaction were used to pay down amounts outstanding under Hecla's previously existing revolving credit facility. On June 5, 2000 Hecla completed a sale of the landscape operations of the Colorado Aggregate Division (CAC) of MWCA for $1.1 million in cash. The sale of the CAC landscape operations did not result in a gain or loss. Hecla is currently negotiating with third parties for a potential sale of the remaining assets of the Colorado Aggregate division of MWCA, although there can be no assurance that a sales transaction will be completed.

Results of Operations

First Six Months 2000 Compared to First Six Months 1999

     Hecla recorded a net loss, before an extraordinary charge and preferred stock dividend, of $23.4 million, or $0.35 per common share, for the first six months of 2000 compared to net income of $2.2 million, or $0.04 per common share, before a cumulative effect of a change in accounting principle and preferred stock

                      Hecla Mining Company and Subsidiaries

dividend for the first six months of 1999. After recognizing a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt, and after $4.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the first six months of 2000 was approximately $28.1 million, or $0.42 per common share, compared to a loss of $3.2 million, or $0.06 per common share, after recognizing a $1.4 million charge to write off unamortized start-up costs associated with the Greens Creek mine, and after $4.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock. The change in loss applicable to common shareholders during 2000 was attributable to a variety of factors, the most significant which are discussed below.

     Hecla recorded adjustments to the carrying value of mining properties of $9.1 million in the second quarter of 2000, including $4.4 million for properties, plants, and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the planned closure of the Rosebud mine previously announced by Hecla and Newmont, Hecla's joint venture partner. The Rosebud mine completed mining activity in July 2000, to be followed by completion of milling activities in August 2000. At the Noche Buena property, Hecla suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price an adjustment to the carrying value of the Noche Buena property was recorded.

     Hecla's provision for closed operations and environmental matters increased $2.9 million, from $0.6 million in the first six months of 1999 to $3.5 million in the 2000 period. The increase resulted principally from increased costs associated with the Grouse Creek property, combined with reclamation and closure cost accruals of $668,000 for the Rosebud mine and $590,000 for various other properties.

     Sales of products decreased by approximately $7.1 million, or 8%, in the first six months of 2000 as compared to the same period in 1999 primarily due to:

     - decreased sales totaling approximately $9.4 million from Hecla's industrial minerals segment principally the result of decreased shipments at the MWCA group of $10.8 million due to the sale of the MWP division of MWCA on March 15, 2000 and the sale of the landscape operations of CAC on June 5, 2000. The decreases from MWCA were partly offset by increased sales of $1.4 million from the K-T Clay group,

                      Hecla Mining Company and Subsidiaries

     - decreased sales totaling approximately $0.5 million from silver operations primarily due to lower lead and silver prices partly offset by increased production of silver, lead, and zinc, and

     - increased sales of $2.8 million from gold operations principally a result of the acquisition of the La Camorra mine in June 2000 partly offset by lower gold production at the Rosebud mine in 2000.

     The following table compares the average metal prices for the first six months of 2000 with the comparable 1999 period:

        Metal                        2000      1999     $ Change  % Change
   ------------------              -------   -------    --------  ---------
   Gold-Realized ($/oz.)           $   288   $   294    $    (6)      (2)%
   Gold-London Final ($/oz.)           285       280          5        2
   Silver-Handy & Harman ($/oz.)      5.14      5.23      (0.09)      (2)
   Lead-LME Cash (cents/pound)       0.198     0.232     (0.034)     (15)
   Zinc-LME Cash (cents/pound)       0.513     0.457      0.056       12

     Cost of sales and other direct production costs increased approximately $1.5 million, or 2%, from the first six months of 1999 to the comparable 2000 period primarily due to:

     - increased cost of sales from gold operations of $4.6 million due to the acquisition of the La Camorra mine in June 1999 partly offset by lower costs of sales at the La Choya mine and the Rosebud mine due to lower gold production,

     - increased cost of sales at from silver operations of $2.1 million resulting from increased production of silver, lead, and zinc at the Lucky Friday and Greens Creek mines, and

     - decreased cost of sales at the industrial minerals segment of $5.2 million principally due to the partial sale of MWCA.

     Cost of sales and other direct production costs as a percentage of sales from products increased from 76% in the first six months of 1999 to 84% in the comparable 2000 period. The increase was principally a result of decreased margins in all three segments. In the gold segment, decreased gold production and higher unit cash costs at the Rosebud mine negatively impacted

                      Hecla Mining Company and Subsidiaries

the gross margin. In the silver segment, lower hedging revenues combined with lower average lead and silver prices led to the reduced margins. The industrial minerals segment also saw reduced margins due to higher unit costs at the MWCA and at the K-T Clay group.

     Exploration expense increased $1.2 million, or 55%, during the first six months of 2000 as compared to the same period of 1999 principally due to increased expenditures at the Saladillo property in Mexico ($0.9 million) and increased expenditures at the Rosebud mine ($0.9 million). These increases were partly offset by decreased expenditures at the Cacique property ($0.4 million) and other targets in Mexico ($0.2 million).

     Miscellaneous expense increased $1.3 million, from $0.8 million in the 1999 period to $2.1 million in the 2000 period. The increase in 2000 was principally the result of a loss on the sale of the Mountain West Products division of MWCA ($0.9 million) and increased severance costs ($0.4 million).

     Interest expense increased $1.8 million in the first six months of 2000 as compared to the same period in 1999. The $1.8 million increase was the result of increased average borrowings due to the $11.0 million of La Camorra project financing put in place in June 1999, $3.0 million of subordinated debt that was outstanding during the first three months of 2000, and the new $55.0 term loan facility put in place in March 2000 which replaced a revolving $55.0 million credit facility that was in place in 1999. Higher average interest rates, and increased loan fees also contributed to the increase in interest expense as compared to the 1999 period.

     The cumulative effect of change in accounting principle totaled $1.4 million in 1999, due to the write off of unamortized start-up costs relating to Hecla's 29.7% ownership interest in the Greens Creek mine. The adjustment was the result of application of Statement of Position No. 98-5, "Accounting for Start-up Activities."

     An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of Hecla's previous $55.0 million credit facility.

     General and administrative expense increased $0.6 million, from $3.8 million in the 1999 period to $4.4 million in the 2000 period. The increase in 2000 was principally the result of increased incentive compensation and increased relocation and recruiting expenses.

                      Hecla Mining Company and Subsidiaries

     Cash operating, total cash, and total production cost per gold ounce increased from $160, $173, and $273 for the first six months of 1999 to $225, $228 and $306 for the first six months of 2000, respectively. The increases in the cash operating and total cash cost per gold ounce were primarily attributable to higher costs per ounce at the Rosebud mine associated with mining of lower grade ore in 2000.

     Cash operating and total cash cost per silver ounce increased from $3.73 and $3.73 in the first six months of 1999 to $3.77 and $3.77 in the first six months of 2000, respectively. The increases in the cost per silver ounce are due primarily to lower average lead prices which negatively impacted by-product credits, partly offset by increased production and a favorable zinc price. The total production cost per silver ounce decreased from $5.29 in the first six months of 1999 to $5.16 in the first six months of 2000 due primarily to lower per ounce depreciation charges. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Hecla recorded a net loss, before preferred stock dividends, of $16.7 million, or $0.25 per common share, for the three months ended June 30, 2000 compared to net income of $2.3 million, or $0.04 per common share, before preferred stock dividends for the three months ended June 30, 1999. After recognizing a $2.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the second quarter of 2000 was approximately $18.7 million, or $0.28 per common share, compared to income of $0.3 million, or $0.01 per common share after $2.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock. The change in income (loss) applicable to common shareholders during 2000 was attributable to a variety of factors, the most significant which are discussed below.

     Hecla recorded adjustments to the carrying value of mining properties of $9.1 million in the second quarter of 2000, including $4.4 million for properties, plants, and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the planned closure of the Rosebud mine previously announced by Hecla and Newmont, Hecla's joint venture partner. The Rosebud mine completed mining activity in July 2000, to be followed by completion of milling activities in

                      Hecla Mining Company and Subsidiaries

August 2000. At the Noche Buena property, Hecla suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price an adjustment to the carrying value of the Noche Buena property was recorded.

     Hecla's provision for closed operations and environmental matters increased $2.3 million, from $0.3 million in the second quarter of 1999 to $2.6 million in the 2000 period. The increase resulted principally from increased costs associated with the Grouse Creek property, combined with reclamation and closure cost accruals of $668,000 for the Rosebud mine and $590,000 for various other properties.

     Sales of products decreased by approximately $4.4 million, or 9%, in the second quarter of 2000 as compared to the same period in 1999 primarily due to:

     - decreased sales totaling approximately $8.0 million from Hecla's industrial minerals segment principally the result of decreased shipments at the MWCA group of $8.6 million due to the sale of the MWP division of MWCA on March 15, 2000 and the sale of the landscape operations of CAC on June 5, 2000. The decreases from MWCA were partly offset by increased sales of $0.6 million from the K-T Clay group,

     - increased sales totaling approximately $0.6 million from silver operations primarily due to increased production and shipments from the Lucky Friday and Greens Creek mines partly offset by lower lead and silver prices, and

     - increased sales of $3.0 million from gold operations principally a result of the acquisition of the La Camorra mine in June 2000 partly offset by lower gold production at the Rosebud mine in 2000.

     The following table compares the average metal prices for the second quarter of 2000 with the comparable 1999 period:

        Metal                        2000      1999    $ Change   % Change
   ------------------              -------   -------   --------   --------
   Gold-Realized ($/oz.)           $   287   $   288   $     (1)    - -%
   Gold-London Final ($/oz.)           280       273          7       3
   Silver-Handy & Harman ($/oz.)      5.07      5.16      (0.09)     (2)
   Lead-LME Cash (cents/pound)       0.199     0.233     (0.034)    (15)
   Zinc-LME Cash (cents/pound)       0.505     0.463      0.042       9

                      Hecla Mining Company and Subsidiaries

     Cost of sales and other direct production costs remained constant at $35.1 million in the second quarter of 2000 and 1999 primarily due to:

     - increased cost of sales from gold operations of $3.1 million due to the acquisition of the La Camorra mine in June 1999 partly offset by lower costs of sales at the La Choya mine and the Rosebud mine due to lower gold production,

     - increased cost of sales at from silver operations of $2.2 million resulting from increased production and shipments of silver, lead, and zinc at the Lucky Friday and Greens Creek mines, and

     - decreased cost of sales at the industrial minerals segment ($5.2 million) principally due to the partial sale of MWCA.

     Cost of sales and other direct production costs as a percentage of sales from products increased from 76% in the second quarter of 1999 to 84% in the comparable 2000 period. The increase was principally a result of decreased margins in all three segments. In the gold segment, decreased gold production and higher unit cash costs at the Rosebud mine negatively impacted the gross margin. In the silver segment, lower hedging revenues combined with lower average lead and silver prices led to the reduced margins. The industrial minerals segment also saw reduced margins due to higher unit costs at MWCA and at the K-T Clay group.

     Exploration expense increased $0.6 million, or 63%, during the second quarter of 2000 as compared to the same period of 1999 principally due to increased expenditures at the Saladillo property in Mexico ($0.5 million) and increased expenditures at the Rosebud Mine ($0.4 million). These increases were partly offset by decreased expenditures in Peru ($0.1 million) and other targets in Mexico ($0.1 million).

     Miscellaneous expense increased $0.6 million, from $0.3 million in the 1999 period to $0.9 million in the 2000 period. The increase in 2000 was principally the result of an additional loss on the sale of the Mountain West Products division of MWCA recorded in the second quarter ($0.2 million) and increased severance costs ($0.4 million).

     Interest expense increased $1.1 million in the second quarter of 2000 as compared to the same period in 1999. The $1.1 million increase was the result of increased average borrowings due to the $11.0 million of La Camorra project financing put in place in June

                      Hecla Mining Company and Subsidiaries

1999 and the new $55.0 term loan facility put in place in March 2000 which replaced a revolving $55.0 million credit facility that was in place in 1999. Higher average interest rates, and increased loan fees also contributed to the increase in interest expense as compared to the 1999 period.

     General and administrative expense increased $0.6 million, from $1.8 million in the 1999 period to $2.4 million in the 2000 period. The increase is principally due to increased incentive compensation and increased relocation and recruiting expenses.

     Cash operating, total cash, and total production cost per gold ounce increased from $163, $178, and $277 for the second quarter of 1999 to $210, $213 and $291 for the second quarter of 2000, respectively. The increases in the cash operating and total cash cost per gold ounce were primarily attributable to higher costs per ounce at the Rosebud mine associated with mining of lower grade ore in 2000.

     Cash operating, total cash, and total production cost per silver ounce increased from $3.75, $3.75, and $5.30 in the second quarter of 1999 to $3.85, $3.86, and $5.32 in the second quarter of 2000, respectively. The increases in the cost per silver ounce are due primarily to lower average lead prices which negative impact by-product credits, partly offset by increased production and a favorable zinc price. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

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

                      Hecla Mining Company and Subsidiaries

     At June 30, 2000, assets totaled approximately $256 million and shareholders' equity totaled approximately $105 million. Cash and cash equivalents increased by $8.9 million to $11.6 million at June 30, 2000 from $2.7 million at December 31, 1999.

     During the first six months of 2000, approximately $7.0 million of cash was provided by financing activities. The major source of cash was borrowings of long-term debt of $79.5 million. This source was partly offset by repayments of long-term debt of $66.7 million, payment of preferred stock dividends of $4.0 million and payments for debt issuance costs of $1.8 million.

     Hecla's investing activities provided $3.3 million of cash during the first six months of 2000. The most significant sources of cash were proceeds from the sale of MWP and the CAC landscape operations of $9.7 million and proceeds from the sale of other assets of $1.8 million. These sources were partly offset by additions to properties, plants, and equipment totaling $8.4 million, including significant additions at the industrial minerals segment, principally for the Mexican plant expansion project, of $3.3 million, at the La Camorra mine of $2.3 million, at the Greens Creek mine of $2.1 million, and at the Lucky Friday mine of $0.6 million.

     Operating activities used approximately $1.4 million of cash during the first six months of 2000. Significant uses of cash included (1) cash required for reclamation activities and other noncurrent liabilities of $3.4 million and
(2) increases in inventories of $1.8 million primarily due to product inventory increases at La Camorra and Rosebud. These uses of cash were partly offset by increased accounts payable and accrued expenses of $3.8 million. Principal noncash charges included depreciation, depletion and amortization of $12.2 million, reduction in carrying value of mining properties for the Rosebud mine and Noche Buena property of $9.1 million, provisions for reclamation and closure costs of $1.8 million, an $0.9 million loss on the sale of MWP, and an extraordinary charge of $0.6 million for the write off of debt issuance costs related to extinguished debt.

     Hecla estimates that capital expenditures to be incurred during the remainder of 2000 is estimated to range between $4.5 million and $9.0 million. These capital expenditures consist primarily of:

          Property                           Expenditure
          --------------------               -----------
          Lucky Friday                       $1.0-$3.0 million
          Greens Creek (29.73% interest)     $2.0-$3.0 million
          Industrial minerals segment        $0.5-$1.0 million
          La Camorra                         $1.0-$2.0 million

                      Hecla Mining Company and Subsidiaries

     These planned capital expenditures will depend, in large part, on Hecla's ability to obtain the required funds from operating activities, potential asset sales, and the possible issuance of additional equity. There can be no assurance that actual capital expenditures will be as projected based upon the uncertainties associated with the estimates for capital projects, uncertainties associated with possible development projects, board of director approval, and Hecla's ability to generate adequate funding for the projected capital expenditures.

     Hecla's estimate of its capital expenditure requirements assumes, with respect to the Greens Creek mine, that Hecla's joint venture partner will not default with respect to their portion of development costs and capital expenditures.

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. Proceeds from the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to repay revenue bonds, to repay the subordinated debt, and to fund general corporate purposes. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Interest rates are to be based on LIBOR plus a margin of 2.25%. At June 30, 2000, $55.0 million was outstanding under the new term loan facility and classified as current portion of long-term debt.

     On June 30, 2000, Hecla entered into a new $3.0 million subordinated debt facility. Proceeds from the subordinated debt are available for general corporate purposes. Interest rates are to be based on LIBOR plus a margin of 4.0%. The loan is to be repaid in equal installments on June 30, 2003, December 31, 2003, and June 30, 2004.

     At June 30, 2000, Hecla has a working capital deficit of $34.1 million. In order to improve its financial condition, Hecla is considering alternatives available to it to repay or restructure the $55.0 million in indebtedness due in April, 2001, including refinancings, public offerings of equity and/or debt securities and possible asset sales. On July 18, 2000, Hecla announced that is has decided to carry out a formal review of its strategic options in regard to Kentucky-Tennessee Clay Company, its wholly owned subsidiary. Hecla has received a number of expressions of interest in K-T Clay and has hired an investment-banking firm to assist management in considering possible strategies, including the potential sale of K-T Clay. There can be no assurance that Hecla will be successful in refinancing its debt, issuing equity, or selling assets. If Hecla is unsuccessful in these efforts, there can be no assurance that Hecla will be able to repay its debt and fund continuing operations.

                      Hecla Mining Company and Subsidiaries

     At June 30, 2000, Hecla's wholly owned subsidiary, HRIL, had $10.6 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At June 30, 2000, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At June 30, 2000, $8.6 million of the project financing debt was classified as long-term debt, with the remaining $2.0 million classified as current portion of long-term debt.

     As of June 30, 2000, Hecla's unrestricted cash balance totaled $11.6 million. Based upon Hecla's estimate of metals prices and metals production for the rest of 2000, Hecla believes that its operating cash flows, current unrestricted cash balance and potential proceeds from asset sales should be adequate to fund its anticipated cash requirements for the year 2000, including anticipated capital expenditures, idle property expenditures, and exploration expenditures. The Company's management continues to evaluate and implement additional cash conservation measures to better ensure the continued liquidity of Hecla, as well as continuing to pursue the sale of the remaining assets of the MWCA - Colorado Aggregate Division, considering other asset sales, and pursuing equity offerings in order to provide funds for possible expansion projects, acquisition, or other cash requirements.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of June 30, 2000, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the current market capitalization of the company, there can be no assurance as to the availability of this Registration Statement.

     Reserves for closure costs, reclamation and environmental matters totaled $48.6 million at June 30, 2000. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

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

     The following tables summarize the financial instruments and derivative instruments held by Hecla at June 30, 2000, which are sensitive to changes in interest rates and commodity prices. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 1999 Annual Report on Form 10-K).

                      Hecla Mining Company and Subsidiaries

Interest-Rate Risk Management

     At June 30, 2000, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at June 30, 2000, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                                    (in thousands)
                          2000      2001      2002      2003      2004      Thereafter      Total      Value
                         -------   -------   -------   -------   -------   -------------   -------   ----------

Bank credit agreement    $   - -   $ 55,000  $   - -   $    - -  $   - -    $   - -        $ 55,000  $ 55,000

Average interest rate      9.22%      9.38%      - -        - -      - -        - -

Subordinated debt        $   - -   $   - -   $   - -   $  2,000  $ 1,000    $   - -        $  3,000  $  3,000

Average interest rate     10.97%     11.13%   11.11%     11.11%   11.17%        - -

Project financing debt   $   375   $  3,250  $ 3,000   $  3,000  $ 1,000    $   - -        $ 10,625  $ 10,625

Average interest rate      9.47%      9.63%    9.61%      9.61%    9.67%        - -


Commodity-Price Risk Management

Hedging

     Hecla uses commodity forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts were designated as hedges at June 30, 2000.

     The following table provides information about Hecla's forward sales commitments and commodity swap contracts at June 30, 2000. The table presents the notional amount in ounces or tonnes, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between July 31, 2000, and December 31, 2004.

                      Hecla Mining Company and Subsidiaries

                             Expected    Expected     Expected    Expected    Expected    Estimated
                             Maturity    Maturity     Maturity    Maturity    Maturity      Fair
                               2000        2001         2002        2003        2004        Value
                             ---------   ---------    ---------   ---------   ---------   ----------
Forward contracts:
Gold sales (ounces)             36,174      62,010       60,428      59,802      48,928
Future price (per ounce)     $     287   $     288    $     288   $     288   $     288
Contract amount (in $000's)  $  10,362   $  17,874    $  17,418   $  17,238   $  14,103   $(10,359)

Silver sales (ounces)          300,000         - -          - -         - -         - -
Future price (per ounce)     $    5.51   $     - -    $     - -   $     - -   $     - -
Contract amount (in $000's)  $   1,652   $     - -    $     - -   $     - -   $     - -   $    121

Swap contracts:
Zinc (tonnes)                    3,000         - -          - -         - -         - -
Future price (per pound)     $   0.519   $     - -    $     - -   $     - -   $     - -
Contract amount (in $000's)  $   3,435   $     - -    $     - -   $     - -   $     - -   $    (23)

      In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 257,242 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 30, 2000, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the Gold Lease Rate Swap at June 30, 2000 was $503,467.

Trading

     On July 30, 1999, Hecla sold call options for 300,000 ounces of silver through June 30, 2000, at an average strike price of $5.50. Hecla sold the call options to provide additional cash flow. The sale of the options is designed to provide some price protection, to the extent of the amount of the call premium received, in the event of a decline in the price of silver. These contracts also limit the maximum that Hecla may receive on a portion of Hecla's silver production to the strike price of the options plus the premium received. Hecla is exposed to price risk on these call options, and the value of the call options are marked to market with a gain or loss, if any, recorded in earnings. During the first six months of 2000, Hecla recognized revenue of $66,000 from expired call option contracts. There are no call options outstanding as of June 30, 2000.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of June 30, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $7.1 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

     On September 30, 1998, the Federal District Court granted Hecla's summary judgment motion with respect to the applicable statute of limitations and dismissed the United States' natural resources damage claims due to the failure of the EPA to comply with federal law and EPA regulations in expanding the national priority list site boundaries to include the entire Coeur d'Alene River/Lake Coeur d'Alene Basin which would have the effect of extending the statute of limitations. In an opinion issued June 15, 2000, the Ninth Circuit Court of Appeals vacated the District Court's ruling stating that the District Court did not have jurisdiction to determine the scope of the Bunker Hill Superfund site. On September 30, 1999, the court issued an order on one of the defendant's challenges to the constitutionality of the retroactive application of liability under CERCLA. Although the court held that the statute did not facially violate the due process or taking clauses of the U.S. Constitution, the court also stated that the constitutionality of retroactive application of liability to the defendants in this case cannot be resolved at this stage of litigation as genuine issues of material fact exist and liability has not been established.

     The Federal District Court case is proceeding through discovery. A number of Summary Judgement motions filed by both the plaintiffs and the defendants are currently pending before the court. Trial is currently scheduled for January 2001.

     The Company is also involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Tribe. The Company is also participating with certain of the other defendants in the litigation in a state of Idaho led settlement effort.

                      Hecla Mining Company and Subsidiaries

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation are providing Hecla with a partial defense in all Basin environmental litigation. As of June 30, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay, terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. Hecla believes $11.0 million of insurance coverage is available for approximately $9.2 million in claims to date. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties. Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. In July 2000, a second complaint was filed against K-T Clay and Hecla by a purchaser of animal feed containing ball clay sold by K-T Clay. The complaint alleges damages included in the total claim set forth above. The defense of this lawsuit is

                      Hecla Mining Company and Subsidiaries

also expected to be covered by insurance. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

                      Hecla Mining Company and Subsidiaries

Item 4.   Annual Meeting of Shareholders


     At the annual meeting of shareholders held on May 5, 2000 the following matters were voted on by Hecla's shareholders:

               Election of Three Directors:

                                     Votes              Votes
                                      For              Withheld
                                   ---------           --------

          Arthur Brown             49,292,946          824,037
                                   ----------          -------

          John E. Clute            49,292,547          824,436
                                   ----------          -------

          Joe Coors, Jr.           49,291,826          825,157
                                   ----------          -------


          Approval of selection of
          PricewaterhouseCoopers LLP as
          Hecla's Auditors for 2000

                              Votes             Votes
                               For              Against          Abstentions
                              -----            --------          -----------

                           49,482,979           453,972              227,601
                           ----------        ----------          -----------

                      Hecla Mining Company and Subsidiaries

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1  -  Subordinated Loan Agreement between Hecla Mining
                   Company and Standard Bank London Limited dated June 29, 2000

          10.2  -  Subordination Agreement  between  Hecla  Mining
                   Company and Standard Bank London Limited dated June 29, 2000

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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  August 9, 2000         By   /s/ Arthur Brown
                                ---------------------------------
                              Arthur Brown, Chairman, President
                              and Chief Executive Officer



Date:  August 9, 2000         By    /s/ Lewis E. Walde
                                ---------------------------------
                              Lewis E. Walde,
                              Controller (Chief Accounting Officer)

                                  Exhibit Index


Exhibit
  No.           Description
---------       -----------------


10.1 Subordinated Loan Agreement between Hecla Mining Company and Standard Bank London Limited dated June 29, 2000

10.2 Subordination Agreement between Hecla Mining Company and Standard Bank London Limited dated June 29, 2000

12        Fixed Charge Coverage Ratio Calculation

27        Financial Data Schedule