Form 10-Q
period 2000-09-30
HECLA MINING CO/DE/
filed 2000-11-13
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


Commission file number       1-8491
                      ---------------------------------------------------------

                         HECLA MINING COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      82-0126240
---------------------------                     ----------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

    6500 Mineral Drive
    Coeur d'Alene, Idaho                              83815-8788
----------------------------------              ----------------------
(Address of principal executive offices)              (Zip Code)

                                 208-769-4100
-------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  XX .   No     .
    ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding October 31, 2000
--------------------------                      ----------------------------
  Common stock, par value                             66,797,641 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                    For the Quarter Ended September 30, 2000


                           I N D E X*

                                                                  Page
PART I. - Financial Information

    Item l   -  Consolidated Balance Sheets - September 30,
                2000 and December 31, 1999                           3

             -  Consolidated Statements of Operations and
                Comprehensive Loss - Three Months and Nine
                Months Ended September 30, 2000 and 1999             4

             -  Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 2000 and 1999             5

             -  Notes to Consolidated Financial Statements           6

    Item 2   -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations       16


PART II. - Other Information

    Item 1   -  Legal Proceedings                                   32

    Item 6   -  Exhibits and Reports on Form 8-K                    36









*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)


                                                                                 September 30,    December 31,
                                                                                     2000             1999
                                                                                 -------------    ------------

                                ASSETS

Current assets:
 Cash and cash equivalents                                                         $    4,486       $    2,719
 Accounts and notes receivable                                                         26,801           29,202
 Inventories                                                                           17,824           24,033
 Other current assets                                                                   3,529            2,548
                                                                                   ----------       ----------
      Total current assets                                                             52,640           58,502
Investments                                                                               793            2,130
Restricted investments                                                                  6,262            5,998
Properties, plants and equipment, net                                                 173,028          191,026
Other noncurrent assets                                                                11,679           10,701
                                                                                   ----------       ----------

      Total assets                                                                 $  244,402       $  268,357
                                                                                   ==========       ==========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                                             $   11,260       $   12,135
 Accrued payroll and related benefits                                                   6,220            4,394
 Preferred stock dividends payable                                                      2,012            2,012
 Current portion of long-term debt                                                     57,000              782
 Accrued taxes                                                                          2,500            2,369
 Accrued reclamation and closure costs                                                 15,563            8,384
                                                                                   ----------       ----------
      Total current liabilities                                                        94,555           30,076
Deferred income taxes                                                                     300              300
Long-term bank debt                                                                    11,704           55,095
Accrued reclamation and closure costs                                                  30,190           40,941
Other noncurrent liabilities                                                            8,558            9,244
                                                                                   ----------       ----------

      Total liabilities                                                               145,307          135,656
                                                                                   ----------       ----------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued
  and outstanding - 2,300,000 shares, liquidation preference  $117,012                    575              575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 2000 - 66,859,752 shares, issued 1999 - 66,844,575 shares                     16,715           16,711
Capital surplus                                                                       400,236          400,205
Accumulated deficit                                                                  (312,224)        (278,533)
Accumulated other comprehensive loss                                                   (4,807)          (4,871)
Less stock held by grantor trust; 2000 - 139,467, 1999 - 132,290 common shares           (514)            (500)
Less treasury stock, at cost; 2000 and 1999 - 62,111 common shares                       (886)            (886)
                                                                                   ----------       ----------

      Total shareholders' equity                                                       99,095          132,701
                                                                                   ----------       ----------

      Total liabilities and shareholders' equity                                   $  244,402       $  268,357
                                                                                   ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries
    Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                                     Three Months Ended               Nine Months Ended
                                                                -----------------------------   -----------------------------
                                                                Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                                                -------------   -------------   -------------   -------------
Sales of products                                                 $  37,916       $  38,305       $ 118,490       $ 126,021
                                                                  ---------       ---------       ---------       ---------
Cost of sales and other direct production costs                      31,028          30,281          98,967          96,708
Depreciation, depletion and amortization                              5,000           5,404          17,076          17,348
                                                                  ---------       ---------       ---------       ---------
                                                                     36,028          35,685         116,043         114,056
                                                                  ---------       ---------       ---------       ---------
Gross profit                                                          1,888           2,620           2,447          11,965
                                                                  ---------       ---------       ---------       ---------
Other operating expenses:
 General and administrative                                           1,735           1,835           6,092           5,648
 Exploration                                                          1,992           1,739           5,378           3,919
 Depreciation and amortization                                           69              75             213             248
 Provision for closed operations and
   environmental matters                                                522          27,923           4,020          28,533
 Reduction in carrying value of mining properties                       - -           4,077           9,072           4,077
                                                                  ---------       ---------       ---------       ---------
                                                                      4,318          35,649          24,775          42,425
                                                                  ---------       ---------       ---------       ---------
Loss from operations                                                 (2,430)        (33,029)        (22,328)        (30,460)
                                                                  ---------       ---------       ---------       ---------
Other income (expense):
 Interest and other income                                            1,508             772           3,975           3,291
 Miscellaneous expense                                                 (531)           (349)         (2,632)         (1,180)
 Loss on investments                                                    - -             (96)            - -             (96)
 Interest expense:
   Total interest cost                                               (2,116)         (1,234)         (5,843)         (3,116)
   Less amount capitalized                                              - -              19             - -              19
                                                                  ---------       ---------       ---------       ---------
                                                                     (1,139)           (888)         (4,500)         (1,082)
                                                                  ---------       ---------       ---------       ---------
Loss before income taxes, cumulative effect of change
  in accounting principle and extraordinary item                     (3,569)        (33,917)        (26,828)        (31,542)
Income tax provision                                                    (53)            (85)           (178)           (239)
                                                                  ---------       ---------       ---------       ---------
Loss before cumulative effect of change in accounting
 principle and extraordinary item                                    (3,622)        (34,002)        (27,006)        (31,781)
Extraordinary item, net of income tax                                   - -             - -            (647)            - -
Cumulative effect of change in accounting principle,
 net of income tax                                                      - -             - -             - -          (1,385)
                                                                  ---------       ---------       ---------       ---------
Net loss                                                             (3,622)        (34,002)        (27,653)        (33,166)
Preferred stock dividends                                            (2,013)         (2,013)         (6,038)         (6,038)
                                                                  ---------       ---------       ---------       ---------
Loss applicable to common shareholders                               (5,635)        (36,015)        (33,691)        (39,204)
                                                                  ---------       ---------       ---------       ---------
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities                      (150)            - -              64              40
 Reclassification adjustment for loss included
   in net loss                                                          - -              96             - -              96
                                                                  ---------       ---------       ---------       ---------
Other comprehensive income (loss)                                      (150)             96              64             136
                                                                  ---------       ---------       ---------       ---------
Comprehensive loss applicable to common shareholders              $  (5,785)      $ (35,919)      $ (33,627)      $ (39,068)
                                                                  =========       =========       =========       =========
Basic and diluted loss per common share before cumulative
  effect of change in accounting principle                        $   (0.08)      $   (0.54)      $   (0.49)      $   (0.62)
Extraordinary item                                                      - -             - -           (0.01)            - -
Cumulative effect of change in accounting principle                     - -             - -             - -           (0.02)
                                                                  ---------       ---------       ---------       ---------
Basic and diluted loss per common share                           $   (0.08)      $   (0.54)      $   (0.50)      $   (0.64)
                                                                  =========       =========       =========       =========
Cash dividends per common share                                   $     - -       $     - -       $     - -       $     - -
                                                                  =========       =========       =========       =========
Weighted average number of common shares outstanding                 66,798          66,716          66,789          60,868
                                                                  =========       =========       =========       =========

    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                -----------------------------
                                                                                Sept 30, 2000   Sept 30, 1999
                                                                                -------------   -------------
Operating activities:
 Net loss                                                                         $ (27,653)      $ (33,166)
 Noncash elements included in net loss:
   Depreciation, depletion and amortization                                          17,289          17,596
   Cumulative effect of change in accounting principle                                  - -           1,385
   Extraordinary charge                                                                 647             - -
   Loss on sale of MWP division of MWCA                                                 929             - -
    Gain on disposition of properties, plants and equipment                          (1,292)         (1,548)
   Loss on investments                                                                  - -              96
   Reduction in carrying value of mining properties                                   9,072           4,077
   Provision for reclamation and closure costs                                        2,124          28,049
 Change in assets and liabilities net of effects from purchase of
    Monarch Resources Investments Limited:
   Accounts and notes receivable                                                      2,510          (5,199)
   Income tax refund receivable                                                         - -           1,079
   Inventories                                                                       (1,829)          1,466
   Other current and noncurrent assets                                                 (578)         (1,341)
   Accounts payable and accrued expenses                                             (1,472)         (5,874)
   Accrued payroll and related benefits                                               1,826           1,640
   Accrued taxes                                                                        131           1,737
      Accrued reclamation and other noncurrent liabilities                           (6,410)         (5,590)
                                                                                  ---------       ---------

 Net cash provided (used) by operating activities                                    (4,706)          4,407
                                                                                  ---------       ---------

Investing activities:
 Proceeds from sale of MWCA                                                           9,677             - -
 Purchase of Monarch Resources Investments Limited, net of cash acquired                - -          (9,183)
 Additions to properties, plants and equipment                                      (11,455)         (9,512)
 Proceeds from disposition of properties, plants and equipment                        1,946           1,991
 Proceeds from the sale of investments                                                  283             311
 Decrease (increase) in restricted investments                                         (264)            369
 Purchase of investments and change in cash surrender value
   of life insurance, net                                                             1,114              11
 Other, net                                                                             175             325
                                                                                  ---------       ---------

 Net cash provided (used) by investing activities                                     1,476         (15,688)
                                                                                  ---------       ---------

Financing activities:
 Common stock issued under stock and stock option plans                                  35              20
 Issuance of common stock, net of offering costs                                        - -          12,104
 Preferred stock dividends                                                           (6,038)         (6,038)
 Payment for debt issuance costs                                                     (1,811)           (995)
 Borrowings against cash surrender value of life insurance                              - -             925
 Borrowings on long-term debt                                                        79,500          45,536
 Repayments on long-term debt                                                       (66,689)        (36,652)
                                                                                  ---------       ---------

 Net cash provided by financing activities                                            4,997          14,900
                                                                                  ---------       ---------

Net increase in cash and cash equivalents                                             1,767           3,619
Cash and cash equivalents at beginning of period                                      2,719           2,480
                                                                                  ---------       ---------
Cash and cash equivalents at end of period                                        $   4,486       $   6,099
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

Note 4.

     In the second quarter of 2000, Hecla recorded adjustments totaling $10.3 million for asset write-downs and future reclamation and closure costs. This total includes an asset write-down for the property, plant, and equipment and supply inventory at the Rosebud mine, in which Hecla owns an approximate 51% interest, of $4.4 million. The adjustment at Rosebud

                      Hecla Mining Company and Subsidiaries

was necessitated due to the closure of the Rosebud mine previously announced by Hecla and Newmont, Hecla's joint venture partner. The Rosebud mine completed mining activity on July 31, 2000, with the completion of milling activities in August 2000. An adjustment for future closure costs and reclamation activities totaling approximately $0.7 million was also recorded for the Rosebud mine. An asset write-down of $4.7 million was recorded for previously capitalized development costs at the Noche Buena gold property in Mexico. Development activity at the Noche Buena property was previously suspended due to low gold prices. The continuation of lower gold prices resulted in Hecla's decision to reduce the carrying value of Noche Buena. Additionally, Hecla recorded $0.6 million in accruals for reclamation and environmental matters at various other properties in the second quarter.

Note 5.

     The components of the income tax provision for the nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                2000      1999
                                               ------    ------
          Current:
             State income taxes                $  166    $  204
             Federal income taxes                 - -         2
             Foreign income taxes                  12        33
                                               ------    ------
                Total                          $  178    $  239
                                               ======    ======

     Hecla's income tax provision for the first nine months of 2000 and 1999 varies from the amount that would have been provided by applying the statutory rate to the income (loss) before income taxes primarily due to the inability to use tax losses in 2000 and 1999.

Note 6.

     Inventories consist of the following (in thousands):

                                             Sept. 30,   Dec. 31,
                                               2000        1999
                                             ---------   --------
          Concentrates, bullion, metals
             in transit and other products   $  6,535    $  3,947
          Industrial mineral products           3,171       9,275
          Materials and supplies                8,118      10,811
                                             --------    --------
                                             $ 17,824    $ 24,033
                                             ========    ========

                      Hecla Mining Company and Subsidiaries

     At September 30, 2000, Hecla had forward sales commitments through December 31, 2004 for 244,605 ounces of gold at an average price of $288.23 per ounce and forward sales commitments through December 29, 2000 for 300,000 ounces of silver at an average price of $5.51 per ounce. Also at September 30, 2000, Hecla had swap contracts through December 2000 for 1,500 metric tons of zinc at an average price of $0.519 per pound. All of the aforementioned contracts were designated as hedges at September 30, 2000. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at September 29, 2000 was $273.65 per ounce. The Handy & Harman silver price at September 29, 2000 was $4.93 per ounce. At September 29, 2000, the LME cash zinc price was $0.538 per pound.

Note 7.   Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of September 30, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $6.1 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

                      Hecla Mining Company and Subsidiaries

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

                      Hecla Mining Company and Subsidiaries

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

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation is providing Hecla with a partial defense in all Basin environmental litigation. As of September 30, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties.

                      Hecla Mining Company and Subsidiaries

Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by a successor in interest to a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The plaintiffs together allege damages totaling approximately $8.5 million. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. The defense of these lawsuits is also expected to be covered by insurance. The Company believes that $11.0 million of insurance coverage is available to cover these claims. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

Note 8.

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. Proceeds from the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to fund a restricted account to repay revenue bonds, to repay the subordinated debt, and to fund general corporate purposes. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Interest rates are to be based on LIBOR plus 2.25%. At September 30, 2000, $55.0 million was outstanding under the new term loan facility and classified as current portion of long-term debt.

     As part of the refinancing, $9.9 million of the proceeds from the new term loan credit facility were placed into a restricted investment account to repay the $9.8 million in

                      Hecla Mining Company and Subsidiaries

outstanding revenue bonds.  On May 1, 2000, the revenue bonds were repaid.

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

     At September 30, 2000, Hecla's wholly owned subsidiary, HRIL, had $10.6 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At September 30, 2000, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At September 30, 2000, $8.6 million of the project financing debt was classified as long-term debt, with the remaining $2.0 million classified as current portion of long-term debt.

     On October 12, 2000, Hecla entered into a $2.0 million revolving credit facility through January 15, 2001. This revolving credit facility is secured by Hecla's corporate office building. As of October 31, 2000, no amounts were outstanding under the revolving credit facility.

     At September 30, 2000, Hecla had a working capital deficit of $41.9 million. In order to improve its financial condition, Hecla is considering alternatives available to repay or restructure the $55.0 million in indebtedness due in April 2001, including refinancings, public offerings of equity and/or debt securities and possible asset sales. There can be no assurance that Hecla will be successful in refinancing its debt, issuing equity, or selling assets. If Hecla is unsuccessful in these efforts, there can be no assurance that Hecla will be able to repay its debt and fund continuing operations.

Note 9.

     The following table presents a reconciliation of the numerators (net income or net loss) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to preferred stock dividends in arriving at loss applicable to common shareholders

                      Hecla Mining Company and Subsidiaries

for the three and nine months ended September 30, 2000 and 1999 in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

                                                       Three Months Ended September 30,
                                   --------------------------------------------------------------------
                                                 2000                                 1999
                                   ---------------------------------   --------------------------------
                                     Net                   Per-Share     Net                  Per-Share
                                     Loss       Shares      Amount       Loss       Shares     Amount
                                   ---------    ------      ------     ---------    ------     ------
Net loss before preferred stock
 dividends                         $  (3,622)                          $ (34,002)
Less:  Preferred
 stock dividends                      (2,013)                             (2,013)
                                   ---------                           ---------
Basic loss applicable to
  common shareholders                 (5,635)   66,798      $(0.08)      (36,015)    66,716    $(0.54)

Effect of dilutive
 securities                              - -       - -         - -           - -        - -       - -
                                   ---------    ------      ------     ---------     ------    ------
Diluted loss applicable
  to common shareholders           $  (5,635)   66,798      $(0.08)    $ (36,015)    66,716    $(0.54)
                                   =========    ======      ======     =========     ======    ======

                                                    Nine Months Ended September 30,
                                   --------------------------------------------------------------------
                                                 2000                                 1999
                                   --------------------------------    --------------------------------
                                     Net                  Per-Share      Net                  Per-Share
                                       Loss     Shares      Amount     Income (loss) Shares    Amount
                                   ---------    ------      ------     ------------- ------    ------

Net income (loss) before
 preferred stock dividends         $ (27,653)                          $ (33,166)
Less:  Preferred
 stock dividends                      (6,038)                             (6,038)
                                   ---------                           ---------
Basic loss applicable
   to common shareholders            (33,691)   66,789      $(0.50)      (39,204)    60,868    $(0.64)

Effect of dilutive
 securities                              - -       - -         - -           - -        - -       - -
                                   ---------    ------      ------     ---------     ------    ------
Diluted loss applicable
   to common shareholders          $ (33,691)   66,789      $(0.50)    $ (39,204)    60,868    $(0.64)
                                   =========    ======      ======     =========     ======    ======

     These calculations of diluted earnings per share for the three months and nine months ended September 30, 2000 and 1999 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of September 30, 2000 and 1999, as their exercise would be antidilutive, as follows:

                      Hecla Mining Company and Subsidiaries


            Three Months Ended       Nine Months Ended
          ----------------------   ----------------------
              September 30,            September 30,
             2000        1999         2000        1999
          ----------  ----------   ----------  ----------

           2,168,000   2,316,000    2,168,000   2,316,000

     The calculations of diluted earnings per share for the three and nine months ended September 30, 2000 and 1999, also exclude 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive.

Note 10.

     Hecla is organized and managed primarily on the basis of the principal products being produced from its ten operating units. Three of the operating units have been aggregated into the Metals-Gold segment, two of the operating units have been aggregated into the Metals-Silver segment, and six operating units have been combined to form the Industrial Minerals segment. Two of the operating units in the gold segment have completed operations, including the La Choya mine where mining activities were completed in December 1998, and the Rosebud mine where mining and milling activities were completed in the third quarter of 2000. On March 15, 2000, Hecla sold the MWCA - Mountain West Products division. Following the sale, the Industrial Minerals segment consists of five operating units. General corporate activities not associated with operating units as well as idle properties are presented as Other.

     The following tables present information about reportable segments for the three months and nine months ended September 30 (in thousands):

                                              Three Months Ended      Nine Months Ended
                                              -------------------   ---------------------
                                                 September 30,         September 30,
                                                2000       1999       2000        1999
                                              ---------  --------   ---------   ---------
     Net sales to unaffiliated customers:
       Metals-Gold                            $  8,439   $  3,913   $  23,192   $  15,904
       Metals-Silver                            11,605     13,384      35,485      37,743
       Industrial Minerals                      17,872     21,008      59,813      72,374
                                              --------   --------   ---------   ---------
                                              $ 37,916   $ 38,305   $ 118,490   $ 126,021
                                              ========   ========   =========   ==-======

                      Hecla Mining Company and Subsidiaries

                                              Three Months Ended     Nine Months Ended
                                              -------------------   --------------------
                                                 September 30,         September 30,
                                                2000      1999        2000        1999
                                              --------  ---------   --------    --------
     Income (loss) from operations:
       Metals-Gold                            $   (842)  $ (3,308)  $(15,147)   $ (4,483)
       Metals-Silver                            (1,182)     1,075     (2,284)      2,734
       Industrial Minerals                       1,920       (788)     4,759       5,893
       Other                                    (2,326)   (30,008)    (9,656)    (34,604)
                                              --------   --------   --------    --------

                                              $ (2,430)  $(33,029)  $(22,328)   $(30,460)
                                              ========   ========   ========    ========

     The table below presents identifiable assets by reportable segment as of September 30, 2000, and December 31, 1999 (in thousands):

                               September 30,   December 31,
                                  2000            1999
                               -------------   ------------

     Identifiable assets:
       Metals-Gold               $  45,603       $  56,018
       Metals-Silver               115,871         121,814
       Industrial Minerals          57,776          65,580
       Other                        25,152          24,945
                                 ---------       ---------
                                 $ 244,402       $ 268,357
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

                      Hecla Mining Company and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Hecla Mining Company is involved in the exploration, development, mining, and processing of gold, silver, lead, zinc, and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead, and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. In the current metals price environment, Hecla's industrial minerals segment has been a significant contributor to overall revenues, including 50% of total revenue during the first nine months of 2000. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

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

                      Hecla Mining Company and Subsidiaries

represent Hecla's judgment as of the date of this filing. Hecla disclaims, however, any intent or obligation to update these forward-looking statements as circumstances may change or develop.

     During the first nine months of 2000, Hecla produced approximately 112,000 ounces of gold compared to approximately 76,000 ounces of gold production in the first nine months of 1999. The following table displays the actual gold production (in ounces) by operation for the nine months ended September 30, 2000 and 1999, projected gold production for the year ending December 31, 2000, and actual gold production for the year ended December 31, 1999:

                   Actual      Actual       Projected         Actual
                  Sept. 30,   Sept. 30,      Dec. 31,        Dec. 31,
Operation           2000        1999           2000           1999
---------         ---------   ---------   ---------------   ---------
La Camorra (1)      68,000         - -      88,000-91,000      17,000
Greens Creek(3)     19,000      19,000      23,000-24,000      24,000
Rosebud(3)(4)       24,000      46,000             24,000      56,000
Other(2)             1,000      11,000              1,000      13,000
                  --------     -------    ---------------    --------
Totals             112,000      76,000    136,000-140,000     110,000
                  ========     =======    ===============    ========

          (1) Production commenced under Hecla's ownership in October of 1999 at the La Camorra mine.

          (2) Includes production from the La Choya mine, which completed mining in December 1998, and other sources.

          (3)  Reflects Hecla's portion.

          (4) The Rosebud mine completed mining operations in July 2000 and milling operations in August 2000.

     In the first nine months of 2000, Hecla produced approximately 6.1 million ounces of silver compared to approximately 5.7 million ounces in the first nine months of 1999. The following table displays the actual silver production (in ounces) by operation for the nine months ended September 30, 2000 and 1999, projected silver production for the year ending December 31, 2000, and actual silver production for the year ended December 31, 1999 (in thousands):

                      Hecla Mining Company and Subsidiaries

                   Actual      Actual        Projected        Actual
                  Sept. 30,   Sept, 30,       Dec. 31,       Dec. 31,
Operation           2000         1999           2000           1999
---------         ---------   ---------     -------------    --------
Lucky Friday         3,904       3,343        5,100-5,300       4,441
Greens Creek(1)      2,091       2,247        2,750-2,900       3,051
Rosebud(1)(2)           56         104                 56         124
Other sources          - -           1                - -           1
                  --------     -------      -------------    --------

Totals               6,051       5,695        7,906-8,256       7,617
                  ========     =======      =============    ========

     (1)  Reflects Hecla's portion.

     (2) The Rosebud mine completed mining operations in July 2000 and milling operations in August 2000.

     In 1999, Hecla shipped approximately 1,072,000 tons of product, which included ball clay, kaolin, and feldspar, from the Kentucky-Tennessee Clay group. Hecla's shipments of industrial minerals from the Kentucky-Tennessee Clay group are expected to increase to approximately 1,147,000 tons in 2000. During the first nine months of 2000, Hecla shipped approximately 56,000 tons of specialty aggregates from the Colorado Aggregate division of our subsidiary MWCA, and approximately 130,000 cubic yards of landscape material from the Mountain West Products (MWP) division of MWCA. On March 15, 2000, Hecla sold substantially all of the assets of its MWP division of MWCA for $8.5 million in cash. The sale of MWP resulted in a loss on disposal of $0.9 million. The proceeds from the sales transaction were used to pay down amounts outstanding under Hecla's previously existing revolving credit facility. On June 5, 2000 Hecla completed a sale of the landscape operations of the Colorado Aggregate Division (CAC) of MWCA for $1.1 million in cash. The sale of the CAC landscape operations did not result in a gain or loss. Hecla is currently negotiating with third parties for a potential sale of the remaining assets of the Colorado Aggregate division of MWCA, although there can be no assurance that a sales transaction will be completed.

Results of Operations

First Nine Months 2000 Compared to First Nine Months 1999

     Hecla recorded a net loss, before an extraordinary charge and preferred stock dividends, of approximately $27.0 million, or $0.41 per common share, in the first nine months of 2000 compared to a loss of approximately $31.8 million, or $0.52 per common

                      Hecla Mining Company and Subsidiaries

share, before a cumulative effect of a change in accounting principle and preferred stock dividends for the same period of 1999. After recognizing a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt, and after $6.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the first nine months of 2000 was approximately $33.7 million, or $0.50 per common share, compared to a loss of $39.2 million, or $0.64 per common share, in the comparable 1999 period, after recognizing a $1.4 million charge to write off unamortized start-up costs associated with the Greens Creek mine, and after $6.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock.

     Sales of products decreased by approximately $7.5 million, or 6%, in the first nine months of 2000 as compared to the same period in 1999 primarily due to:

     - decreased sales totaling approximately $12.6 million from Hecla's industrial minerals segment, principally the result of decreased shipments at the MWCA group of $15.2 million due to the sale of the MWP division of MWCA on March 15, 2000 and the sale of the landscape operations of CAC on June 5, 2000. The decreases from MWCA were partly offset by increased sales of $2.6 million from the K-T Clay group,

     - decreased sales totaling approximately $2.2 million from silver operations primarily due to lower lead and silver prices, partly offset by an increased zinc price and increased production of silver, lead, and zinc, and

     - increased sales of $7.3 million from gold operations principally a result of the acquisition of the La Camorra mine in June 2000 partly offset by lower gold production at the Rosebud mine in 2000.

     The following table compares the average metal prices for the first nine months of 2000 with the comparable 1999 period:

           Metal                      2000      1999     $ Change   % Change
   -----------------------------     -------   -------   --------   --------

   Gold-Realized ($/oz.)             $   286   $   284   $     2        1%
   Gold-London Final ($/oz.)             282       273         9        3
   Silver-Handy & Harman ($/oz.)        5.08      5.24     (0.16)      (3)
   Lead-LME Cash (cents/pound)         0.203     0.231    (0.028)     (12)
   Zinc-LME Cash (cents/pound)         0.520     0.475     0.045        9

     Adjustments to the carrying value of mining properties increased $5.0 million to $9.1 million in 2000 compared with an asset write-down totaling $4.1 million during 1999, principally

                      Hecla Mining Company and Subsidiaries

for a write-down at MWCA. Adjustments in 2000 consist of $4.4 million for properties, plants, and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the closure of the Rosebud mine previously announced by Hecla and Newmont, Hecla's joint venture partner. The Rosebud mine completed mining activity in July 2000 and milling activities in August 2000. At the Noche Buena property, Hecla suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price an adjustment to the carrying value of the Noche Buena property was recorded in the second quarter of 2000.

     Interest expense increased $2.7 million in the first nine months of 2000 as compared to the same period in 1999. The $2.7 million increase was the result of increased average borrowings due to the $11.0 million of La Camorra project financing put in place in June 1999, $3.0 million of subordinated debt that was outstanding for three additional months in 2000, and the new $55.0 million term loan facility put in place in March 2000 which replaced a revolving $55.0 million credit facility that was in place in 1999. Higher average interest rates, and increased loan fees also contributed to the increase in interest expense as compared to the 1999 period.

     Exploration expense increased $1.5 million, or 37%, during the first nine months of 2000 as compared to the same period of 1999 principally due to increased expenditures at the Saladillo property in Mexico ($1.3 million), increased expenditures at the Rosebud mine ($0.7 million), and increased exploration at La Camorra ($0.4 million). These increases were partly offset by decreased expenditures at the Cacique property ($0.4 million) and other targets in Mexico and other properties ($0.5 million).

     Cost of sales and other direct production costs increased approximately $2.2 million, or 2%, from the first nine months of 1999 to the comparable 2000 period primarily due to:

     - increased cost of sales from gold operations of $6.3 million due to the acquisition of the La Camorra mine in June 1999 partly offset by lower costs of sales at the La Choya mine and the Rosebud mine due to lower gold production,

     - increased cost of sales from silver operations of $2.8 million resulting from increased production of silver, lead, and zinc at the Lucky Friday and Greens Creek mines, and

                      Hecla Mining Company and Subsidiaries

     - decreased cost of sales at the industrial minerals segment of $6.9 million principally due to the partial sale of MWCA, partly offset by increased costs at the K-T Clay group resulting from increased sales and increased energy costs.

     Cost of sales and other direct production costs as a percentage of sales from products increased from 77% in the first nine months of 1999 to 84% in the comparable 2000 period. The increase was principally a result of decreased margins in all three segments. In the gold segment, decreased gold production and higher unit cash costs at the Rosebud mine negatively impacted the gross margin. In the silver segment, lower hedging revenues combined with lower average lead and silver prices led to the reduced margins. The industrial minerals segment also saw reduced margins due to higher unit costs at MWCA and at the K-T Clay group.

     Miscellaneous expense increased $1.4 million, from $1.2 million in the 1999 period to $2.6 million in the 2000 period. The increase in 2000 was principally the result of a loss on the sale of the Mountain West Products division of MWCA ($0.9 million) and increased severance costs ($0.4 million).

     An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of Hecla's previous $55.0 million credit facility.

     General and administrative expense increased $0.5 million, from $5.6 million in the 1999 period to $6.1 million in the 2000 period. The increase in 2000 was principally the result of increased incentive compensation and increased relocation and recruiting expenses.

     Hecla's provision for closed operations and environmental matters decreased $24.5 million from $28.5 million in the first nine months of 1999 to $4.0 million in the 2000 period. The decrease resulted principally from the 1999 environmental and reclamation accruals totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek mine and the Bunker Hill Superfund site. The decrease is partially offset by a $1.5 million provision during the first nine months of 2000 at Grouse Creek, combined with reclamation and closure cost accruals of $668,000 for the Rosebud mine and $590,000 for various other properties.

     The cumulative effect of change in accounting principle totaled $1.4 million in 1999, due to the write off of unamortized start-up costs relating to Hecla's 29.7% ownership interest in the Greens Creek mine. The adjustment was the result of application

                      Hecla Mining Company and Subsidiaries

of Statement of Position No. 98-5, "Accounting for Start-up Activities."

     Cash operating and total cash cost per gold ounce increased from $177 and $190 for the first nine months of 1999 to $213 and $216 for the first nine months of 2000, respectively. The increases were primarily attributable to higher costs per ounce at the Rosebud mine associated with mining of lower grade ore in 2000. Total production cost per gold ounce decreased slightly from $290 for the first nine months of 1999 to $281 for the first nine months of 2000. This decrease was principally due to production from the lower cost La Camorra mine in 2000 and due to the write-down of the carrying value of the Rosebud mine in the second quarter of 2000, which eliminated the depreciation, depletion and amortization component of the total production cost per ounce at Rosebud in the third quarter of 2000.

     Cash operating, total cash and total production cost per silver ounce increased from $3.66, $3.67 and $5.21 in the first nine months of 1999 to $3.90, $3.91 and $5.35 in the first nine months of 2000, respectively. The increases in the cost per silver ounce are due primarily to lower average lead prices which negatively impacted by-product credits, partly offset by increased production and a favorable zinc price.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Hecla recorded a net loss of approximately $3.6 million, or $0.05 per common share, in the third quarter of 2000 compared to a net loss of approximately $34.0 million, or $0.51 per common share, in the same period of 1999. After $2.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the third quarter of 2000 was approximately $5.6 million, or $0.08 per common share, compared to $36.0 million, or $0.54 per common share, in the comparable 1999 period. The decreased loss in 2000 compared to the same period in 1999 was due to a variety of factors, the most significant of which were 1999 environmental and reclamation accruals totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek mine and the Bunker Hill Superfund site, and asset write-downs totaling $4.1 million, principally for the write-down of MWCA.

     Interest and other income increased $0.7 million from $0.8 million in the third quarter of 1999 to $1.5 million in the 2000 period. The increase was principally due to the receipt of approximately $0.7 million in interest from the Mexican Hacienda associated with claims for past due value added tax refunds in Mexico.

                      Hecla Mining Company and Subsidiaries

     Exploration expense increased $0.3 million, or 14.5%, during the third quarter of 2000 as compared to the same period of 1999 principally due to increased expenditures at the Saladillo property in Mexico ($0.5 million). This increase was partly offset by decreased expenditures in Peru ($0.1 million) and at the Rosebud mine ($0.1 million).

     Interest expense, net of amounts capitalized, increased $0.9 million in the third quarter of 2000 as compared to the third quarter of 1999. The increase was the result of increased average borrowings due to the $11.0 million of La Camorra project financing put in place in June 1999 and the new $55.0 million term loan facility put in place in March 2000 which replaced a revolving $55.0 million credit facility that was in place in 1999. Higher average interest rates and increased loan fees also contributed to the increase in interest expense as compared to the 1999 period.

     Cost of sales and other direct production costs increased approximately $0.7 million, or 2%, from the third quarter of 1999 to the comparable 2000 period primarily due to:

     - increased cost of sales from gold operations of $1.7 million due to the acquisition of the La Camorra mine in June 1999 ($1.8 million), an increase at Rosebud ($0.4 million), partly offset by lower costs of sales at the La Choya mine,

     - increased cost of sales from silver operations of $0.8 million resulting from increased production and shipments of silver, lead, and zinc at the Lucky Friday and Greens Creek mines, and

     - decreased cost of sales at the industrial minerals segment ($1.7 million) principally due to the partial sale of MWCA.

     Cost of sales and other direct production costs as a percentage of sales from products increased from 79.1% in the third quarter of 1999 to 81.8% in the comparable 2000 period. The increase was principally a result of decreased margins in all three segments. In the gold segment, decreased gold production and higher unit cash costs at the Rosebud mine negatively impacted the gross margin. In the silver segment, lower hedging revenues combined with lower average lead and silver prices led to the reduced margins. The industrial minerals segment also saw reduced margins due to higher unit costs at MWCA and at the K-T Clay group.


                                       -23

                      Hecla Mining Company and Subsidiaries

     Sales of products decreased by approximately $0.4 million, or 1%, in the third quarter of 2000 as compared to the same period in 1999 primarily due to:

     - decreased sales totaling approximately $3.1 million from Hecla's industrial minerals segment principally the result of decreased shipments at the MWCA group ($4.3 million) due to the sale of the MWP division of MWCA on March 15, 2000 and the sale of the landscape operations of CAC on June 5, 2000. The decreases from MWCA were partly offset by increased sales of $1.2 million from the K-T Clay group,

     - decreased sales totaling approximately $1.8 million from silver operations primarily due to decreased shipments from the Lucky Friday and Greens Creek mines and lower lead and silver prices, and

     - increased sales of $4.5 million from gold operations principally a result of the acquisition of the La Camorra mine in June 2000 partly offset by lower gold production at the Rosebud mine in 2000.

     The following table compares the average metal prices for the third quarter of 2000 with the comparable 1999 period:

           Metal                      2000      1999    $ Change  % Change
   ----------------------------      -------   ------   --------  ---------

   Gold-Realized ($/oz.)             $   281   $  258   $    23        9%
   Gold-London Final ($/oz.)             277      259        18        7
   Silver-Handy & Harman ($/oz.)        4.96     5.27     (0.31)      (6)
   Lead-LME Cash (cents/pound)         0.213    0.228    (0.015)      (7)
   Zinc-LME Cash (cents/pound)         0.533    0.513     0.020        4

     Cash operating, total cash and total production cost per gold ounce decreased from $227, $238 and $338 for the third quarter of 1999 to $192, $195 and $239 for the third quarter of 2000, respectively. The decreases in the cash operating and total cash cost per gold ounce were primarily attributable to lower cost production from the La Camorra mine. The decrease in total production cost per gold ounce was attributable to decreased depreciation charges associated with the Rosebud mine due to the write-down of the carrying value of Rosebud in the second quarter of 2000.

     Cash operating, total cash, and total production cost per silver ounce increased from $3.55, $3.56 and $5.08 in the third quarter of 1999 to $4.23, $4.25 and $5.79 in the third quarter of 2000, respectively. The increases in the cost per silver ounce are due primarily to lower silver production and lower average

                      Hecla Mining Company and Subsidiaries

lead prices which negatively impact by-product credits, partly offset by a favorable zinc price. Gold, lead, and zinc are by-products of Hecla's silver production, the revenues from which are netted against production costs in the calculation of production cost per ounce of silver.

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

     At September 30, 2000, assets totaled approximately $244.4 million and shareholders' equity totaled approximately $99.1 million. Cash and cash equivalents increased by $1.8 million to $4.5 million at September 30, 2000 from $2.7 million at December 31, 1999.

     During the first nine months of 2000, approximately $5.0 million of cash was provided by financing activities. The major sources of cash were borrowings of long-term debt of $79.5 million. These sources were partially offset by repayments of long-term debt of $66.7 million, and payment of preferred stock dividends totaling $6.0 million.

     Hecla's investing activities provided $1.5 million of cash during the first nine months of 2000. The most significant sources of cash were proceeds from the sale of MWP and the CAC landscape operations of $9.7 million, proceeds from the sale of other assets of $1.9 million, and cash provided from termination of life insurance policies of $1.1 million. These sources were partly offset by additions to properties, plants, and equipment totaling $11.5 million, including significant additions at the industrial minerals segment, principally for the Mexican plant expansion project ($3.7 million), at the La Camorra mine ($3.1 million), at the Greens Creek mine ($3.2 million), and at the Lucky Friday mine ($1.2 million).

                      Hecla Mining Company and Subsidiaries

     Operating activities used approximately $4.7 million of cash during the first nine months of 2000. Significant uses of cash included (1) cash required for reclamation activities and other noncurrent liabilities of $6.4 million, (2) increases in inventories of $1.8 million primarily due to product inventory increases at La Camorra and Rosebud, and (3) decreased accounts payable and accrued expenses of $1.5 million. Principal noncash charges included depreciation, depletion and amortization of $17.3 million, reduction in carrying value of mining properties for the Rosebud mine and Noche Buena property of $9.1 million, provisions for reclamation and closure costs of $2.1 million, a $0.9 million loss on the sale of MWP, and an extraordinary charge of $0.6 million for the write off of debt issuance costs related to extinguished debt.

     Hecla estimates that minimum capital expenditures to be incurred during the remainder of 2000 will be approximately $3.3 million. These capital expenditures consist primarily of:

                      Property                    Expenditure
               ---------------------------        ------------

               Lucky Friday                       $0.2 million
               Greens Creek (29.7% interest)      $1.6 million
               La Camorra                         $1.4 million
               Other                              $0.1 million

     These planned capital expenditures will depend, in large part, on Hecla's ability to obtain the required funds from operating activities, potential asset sales, additional borrowing, and the possible issuance of additional equity. There can be no assurance that actual capital expenditures will be as projected based upon the uncertainties associated with the estimates for capital projects, uncertainties associated with possible development projects, board of director approval, and Hecla's ability to generate adequate funding for the projected capital expenditures.

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. Proceeds from the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to repay revenue bonds, to repay the subordinated debt, and to fund general corporate purposes. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Interest rates are to be based on LIBOR plus a margin of 2.25%. At September 30, 2000, $55.0 million was outstanding under the new term loan facility and classified as current portion of long-term debt.

     On June 30, 2000, Hecla entered into a new $3.0 million subordinated debt facility. Proceeds from the subordinated debt

                      Hecla Mining Company and Subsidiaries

are available for general corporate purposes. Interest rates are to be based on LIBOR plus a margin of 4.0%. The loan is to be repaid in equal installments on June 30, 2003, December 31, 2003, and June 30, 2004.

     At September 30, 2000, Hecla's wholly owned subsidiary, HRIL, had $10.6 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At September 30, 2000, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At September 30, 2000, $8.6 million of the project financing debt was classified as long-term debt, with the remaining $2.0 million classified as current portion of long-term debt.

     On October 12, 2000, Hecla entered into a $2.0 million revolving credit facility through January 15, 2001. This revolving credit facility is secured by Hecla's corporate office building. As of October 31, 2000, no amounts were outstanding under the revolving credit facility.

     At September 30, 2000, Hecla has a working capital deficit of $41.9 million. In order to improve its financial condition, Hecla is considering alternatives available to it to repay or restructure the $55.0 million in indebtedness due in April 2001, including refinancings, public offerings of equity and/or debt securities, and possible asset sales. On July 18, 2000, Hecla announced that is has decided to carry out a formal review of its strategic options in regard to Kentucky-Tennessee Clay Company, its wholly owned subsidiary. Hecla has received a number of expressions of interest in K-T Clay and has hired an investment-banking firm to assist management in considering possible strategies, including the potential sale of K-T Clay. Hecla is continuing to evaluate the possible sale of K-T Clay. There can be no assurance that Hecla will be successful in refinancing its debt, issuing equity, or selling assets. If Hecla is unsuccessful in these efforts, there can be no assurance that Hecla will be able to repay its debt and fund continuing operations.

     As of September 30, 2000, Hecla's unrestricted cash balance totaled $4.5 million. Based upon Hecla's estimate of metal prices and metal production for the remainder of 2000, Hecla believes that its operating cash flows, current unrestricted cash balance, proceeds available from the new $2.0 million revolving credit facility, and potential proceeds from asset sales should be adequate to fund its anticipated cash requirements for the year 2000, including anticipated capital expenditures, idle property expenditures, and exploration expenditures. The Company's management continues to evaluate and implement additional cash conservation measures to better ensure the

                      Hecla Mining Company and Subsidiaries

continued liquidity of Hecla, including the deferral of the fourth quarter dividend to holders of Hecla's preferred stock of $2.0 million, as well as continuing to pursue the sale of the remaining assets of the MWCA - Colorado Aggregate Division, considering other asset sales, and pursuing equity offerings in order to provide funds for possible expansion projects, acquisition, or other cash requirements.

     On August 21, 2000, Hecla was notified by the New York Stock Exchange that the common stock price had been below $1.00 per share for more than 30 days and that Hecla has six months to increase the stock price. If Hecla's stock price has not increased to an average closing price of $1.00 or more per share for a 30-day period following the end of the six-month notification period, or the Company has not otherwise completed steps to increase its stock price, it is possible that the New York Stock Exchange will commence delisting procedures for Hecla's common stock under the rules and regulations of the New York Stock Exchange.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of September 30, 2000, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the current market capitalization of the Company, there can be no assurance as to the availability of this Registration Statement.

     Reserves for closure costs, reclamation and environmental matters totaled $45.8 million at September 30, 2000. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

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

                      Hecla Mining Company and Subsidiaries

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

     The following tables summarize the financial instruments and derivative instruments held by Hecla at September 30, 2000, which are sensitive to changes in interest rates and commodity prices. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 1999 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At September 30, 2000, Hecla's debt is subject to changes in market interest rates and is sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative

                      Hecla Mining Company and Subsidiaries

instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at September 30, 2000, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                 (in thousands)
                          2000      2001        2002      2003      2004      Thereafter        Total       Value
                         -------   ---------   -------   -------   -------   ------------      --------   ---------
Bank credit agreement    $   - -   $  55,000   $   - -   $   - -   $   - -      $   - -        $ 55,000   $ 55,000

Average interest rate       9.01%       8.81%      - -       - -       - -          - -

Subordinated debt        $   - -   $     - -   $   - -   $ 2,000   $ 1,000      $   - -        $  3,000   $  3,000

Average interest rate      10.76%      10.52%    10.55%    10.66%    10.81%         - -

Project financing debt   $   375   $   3,250   $ 3,000   $ 3,000   $ 1,000      $   - -        $ 10,625   $ 10,625

Average interest rate       9.26%       9.02%     9.05%     9.16%     9.31%         - -


Commodity-Price Risk Management

Hedging

     Hecla uses commodity forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts are designated as hedges at September 30, 2000.

     The following table provides information about Hecla's forward sales commitments and commodity swap contracts at September 30, 2000. The table presents the notional amount in ounces or tonnes, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between October 31, 2000, and December 31, 2004.

                      Hecla Mining Company and Subsidiaries


                                  Expected   Expected   Expected   Expected   Expected   Estimated
                                  Maturity   Maturity   Maturity   Maturity   Maturity     Fair
                                    2000       2001       2002       2003       2004       Value
                                  --------   --------   --------   --------   --------   ---------
Forward contracts:
Gold sales (ounces)                 13,437     62,010     60,428     59,802     48,928
Future price (per ounce)          $    288   $    288   $    288   $    288   $    288
Contract amount (in $000's)       $  3,868   $ 17,874   $ 17,418   $ 17,238   $ 14,103   $ (4,284)

Silver sales (ounces)              300,000        - -        - -        - -        - -
Future price (per ounce)          $   5.51   $    - -   $    - -   $    - -   $    - -
Contract amount (in $000's)       $  1,653   $    - -   $    - -   $    - -   $    - -   $    167

Swap contracts:
Zinc (tonnes)                        1,500        - -        - -        - -        - -
Future price (per pound)          $  0.519   $    - -   $    - -   $    - -   $    - -
Contract amount (in $000's)       $  1,718   $    - -   $    - -   $    - -   $    - -   $    (11)


     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 242,205 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 30, 2000, in accordance with the expiration of the forward gold contracts. The estimated cost to close out the Gold Lease Rate Swap at September 30, 2000 was $151,842.

Trading

     On July 30, 1999, Hecla sold call options for 300,000 ounces of silver through June 30, 2000, at an average strike price of $5.50. Hecla sold the call options to provide additional cash flow. During the first nine months of 2000, Hecla recognized revenue of $66,000 from expired call option contracts. There are no call options outstanding as of September 30, 2000.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of September 30, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $6.1 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the allowance is adequate based upon current estimates of aggregate costs, Hecla will reassess its obligations under the consent decree as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

                      Hecla Mining Company and Subsidiaries

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

- Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general

                      Hecla Mining Company and Subsidiaries

liability insurance coverage to Hecla and its predecessors. Hecla believes that the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation with a second insurer not named in the litigation is providing Hecla with a partial defense in all Basin environmental litigation.
As of September 30, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

- Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), terminated shipments of 1% of annual ball clay production, sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover their losses and their insurance company's payments to downstream users of their animal feed. The complaint alleges negligence, strict liability and breach of implied warranties. Legal counsel retained by the insurance company for K-T Clay has had the case removed to Federal Court in Arkansas and has answered the complaint denying liability. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by a successor in interest to a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The plaintiffs together allege damages totaling approximately $8.5 million. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the

                      Hecla Mining Company and Subsidiaries

potential claims related to this matter. The defense of these lawsuits is also expected to be covered by insurance. The Company believes that $11.0 million of insurance coverage is available to cover these claims. Although the outcome of the litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

                      Hecla Mining Company and Subsidiaries

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.2  -   Employment Agreement dated June 1, 2000, between
                    Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements with each of Messrs.
                    William B. Booth, J. Gary Childress, Michael B. White and
                    Ms. Vicki J. Veltkamp)

          10.14 - Variable Rate Commercial Revolving Loan between Hecla Mining Company and Idaho Independent Bank dated October 12, 2000

          12 -      Fixed Charge Coverage Ratio Calculation

          27 -      Financial Data Schedule

     (b)  Reports on Form 8-K

          September 8, 2000 - News Release Related to No Preferred Dividend Payment


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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  November 10, 2000      By   /s/ Arthur Brown
                                ---------------------------------
                                Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  November 10, 2000      By   /s/ Lewis E. Walde
                                ---------------------------------
                                Lewis E. Walde,
                                   Controller
                                   (Chief Accounting Officer)

                          Exhibit Index
                          -------------


Exhibit
  No.     Description
--------  -------------


10.2 Employment Agreement dated June 1, 2000, between Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements with each of Messrs. William B. Booth, J. Gary Childress, Michael B. White and Ms. Vicki J. Veltkamp)

10.14 Variable Rate Commercial Revolving Loan between Hecla Mining Company and Idaho Independent Bank dated October 12, 2000

12        Fixed Charge Coverage Ratio Calculation

27        Financial Data Schedule