Form 10-K405
period 2000-12-31
HECLA MINING CO/DE/
filed 2001-04-12
CIK 719413

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission File No.                  1-8491
                   ------------------------------------------------------------

                      HECLA MINING COMPANY
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                Delaware                                      82-0126240
-------------------------------                      --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)
      6500 Mineral Drive
     Coeur d'Alene, Idaho                                    83815-8788
-------------------------------                      --------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          208-769-4100
                                                      -------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                        Name of each exchange on
-----------------------------------------        which each class is registered
Common Stock, par value $0.25 per share  )       ------------------------------
Preferred Share Purchase Rights for      )
Series B Cumulative Convertible Preferred)
Stock, par value $0.25 per share         )       New York Stock Exchange
-----------------------------------------        ------------------------------

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  XX .     No     .
                                         ----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting Common Stock held by nonaffiliates was $45,929,649 as of March 30, 2001. There were 66,797,636 shares of the Registrant's Common Stock outstanding as of March 30, 2001.

Documents incorporated by reference herein:

     To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2000 fiscal year is incorporated herein by reference. See Part III.

                                     Part I

Item 1.        Business.(1)

General

     Hecla Mining Company (Hecla), originally incorporated in 1891, is principally engaged in the exploration, development and mining of precious and nonferrous metals, including gold, silver, lead, zinc and certain industrial minerals. The principal executive offices of Hecla are located at 6500 Mineral Drive, Coeur d'Alene, Idaho 83815-8788, telephone (208) 769-4100. Hecla is a Delaware corporation.

     Statements made which are not historical facts, such as anticipated production, potential asset sales, costs or sales performance, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. These risks and uncertainties include, but are not limited to, metals prices and price volatility, volatility of metals production, costs of production, the proposed sale of the remaining assets of the Colorado Aggregate division of MWCA, remediation, reclamation, and environmental costs, regulatory matters, cash flow, revenue calculations, the nature and availability of financing, and project development risks. (See Investment Considerations). Hecla does not undertake to update any forward-looking statements.

     Hecla's principal producing metals properties in 2000 included the Lucky Friday silver mine, located near Mullan, Idaho, which is a significant primary producer of silver in North America; the Greens Creek silver mine, located near Juneau, Alaska, a large polymetallic mine in which Hecla owns a 29.73% interest; the La Camorra gold mine, located in the State of Bolivar, Venezuela, which Hecla acquired in June 1999 and where operations recommenced in October 1999; and the Rosebud gold mine, located near Winnemucca, Nevada, in which Hecla owns a 50% interest, and where operations were completed in August 2000. In 2000, Hecla's attributable gold and silver production was approximately 146,000 ounces and 8.0 million ounces, respectively.


(1) For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1, of this Form 10-K, page 30.

     The following table presents certain information regarding Hecla's metal mining and development properties, including the relative percentage each contributed to Hecla's 2000 revenues:

                                               Percentage
                                                   of
                      Date       Ownership        2000
Name of Property    Acquired     Interest      Revenue(1)
-----------------   --------    ----------    ------------

   La Camorra         1999        100.0%          32.7%
   Lucky Friday       1958        100.0%          30.4%
   Greens Creek       1988        29.73%          26.8%
   Rosebud            1994         50.0%           8.7%

------------------
(1) In addition to the percentage contributions of revenue from the metal mines, hedging activities contributed 1.4%.

     In 2000, Hecla's industrial minerals segment consisted of Kentucky-Tennessee Clay Company (K-T Clay) (ball clay and kaolin divisions), K-T Feldspar Corporation (K-T Feldspar), K-T Clay de Mexico, S.A. de C.V. (K-T Mexico) and MWCA, Inc. MWCA operated two divisions: the Colorado Aggregate division and the Mountain West Products division.

     Hecla completed a sales transaction for substantially all of the assets of the Mountain West Products division of MWCA on March 15, 2000, for $8.5 million in cash. On June 5, 2000, Hecla completed a sale of the landscape operations of the Colorado Aggregate division of MWCA for $1.1 million in cash. On March 27, 2001, Hecla closed the sale of its wholly owned subsidiaries K-T Clay, K-T Feldspar, K-T Mexico and certain other minor inactive industrial minerals companies for $62.5 million, transferring all of its interest in each of the companies subject to the agreement. It is also Hecla's intention to sell the remaining assets of the Colorado Aggregate division. Based upon Hecla's Board of Directors decision in November 2000 to sell the remaining industrial mineral assets including K-T Clay, K-T Mexico and K-T Feldspar, the industrial minerals segment has been recorded as a discontinued operation as of December 31, 2000, and for each of the three years in the period ended December 31, 2000.

     Hecla has experienced net losses for each of the last ten years. For the year ended December 31, 2000, Hecla reported a net loss of approximately $84.0 million (before preferred stock dividends of $8.1 million), or $1.26 per share of common stock, compared to a net loss of approximately $40.0 million (before preferred stock dividends of $8.1 million), or $0.64 per share of common stock, for the year ended December 31, 1999. The 2000 net loss was due to a variety of factors, the most significant of which were a $40.2 million reduction in carrying value of mining properties consisting of write-downs at the Lucky Friday mine ($31.2 million), the Rosebud mine ($4.4 million), and the Noche

Buena property ($4.7 million), a $16.4 million provision for closed operations and environmental matters, including $10.2 million at Grouse Creek and $5.6 million at the Bunker Hill Superfund site, and increasingly lower metals prices.

     Hecla's strategy is to focus its efforts and resources on expanding its gold and silver reserves through both acquisition and exploration efforts. Hecla's domestic exploration plan for 2001 consists primarily of exploring for additional reserves at, or in the vicinity of, its domestic owned properties. Hecla's foreign exploration plan for 2001 will focus on the Saladillo property in Mexico and the La Camorra mine in Venezuela. At the same time, Hecla intends to continue to evaluate other acquisition and exploration opportunities.

     Hecla's revenues and profitability are strongly influenced by global prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors on Hecla cannot be accurately predicted.

     Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of revenue contributed by each class of product is reflected in the following table:

                                            Years
                              ---------------------------------
     Product                    2000         1999        1998
     ----------------         ---------    ---------   --------
     Gold                       44.7%        35.2%       44.9%
     Silver, lead and zinc      55.3         64.8        55.1

     For information with respect to export sales, refer to Note 2 and 12 of Notes to Consolidated Financial Statements forming part of Hecla's audited Consolidated Financial Statements for the year ended December 31, 2000.

     The table below summarizes Hecla's production and average cash operating cost, average total cash cost and average total production cost per ounce for gold and silver, as well as average metals prices for each period indicated:

                                                  Years
                                   -----------------------------------
                                     2000         1999          1998
                                   -------       -------       -------
Gold (ounces)(1)                   146,038       110,110       127,433
Silver (ounces)(2)               7,998,677     7,617,362     7,244,657
Lead (tons)(2)                      39,430        35,195        34,455
Zinc (tons)(2)                      25,054        23,299        20,155

Average cost per ounce of gold produced:


Cash operating cost              $     208    $   195      $   177
Total cash cost                  $     211    $   205      $   189
Total production cost            $     275    $   298      $   262


Average cost per ounce of silver produced:

Cash operating cost              $    4.02     $  3.72     $  3.96
Total cash cost                  $    4.02     $  3.72     $  3.96
Total production cost            $    5.49     $  5.25     $  5.37

Industrial minerals
(tons shipped)                   1,268,579   1,192,281   1,114,987

Average metal prices:

Gold - Realized ($/oz.)            $   284     $   286     $   301
Gold - London Final ($/oz.)        $   279     $   279     $   294
Silver  - Handy & Harman ($/oz.)   $  5.00     $  5.25     $  5.53
Lead - LME Cash (cents/pound)      $  20.6     $  22.8     $  24.0
Zinc - LME Cash (cents/pound)      $  51.2     $  48.8     $  46.5


   (1) The increase in gold production from 1999 to 2000 was principally due to increased production at the La Camorra mine of 75,508 ounces due to operating a full year in 2000 as compared to three months in 1999. This increase was partly offset by decreased production of 32,403 ounces at the Rosebud mine, where mining operations were completed in August 2000, and at the La Choya mine where mining activities were completed in December 1998 and gold production was essentially completed in 1999. The decrease in gold production from 1998 to 1999 was principally due to decreased production at the La Choya mine of 28,108 ounces resulting from completion of mining activities in December 1998 and decreased production at the Rosebud mine of 9,167 ounces. These decreases were partly offset by production of 17,340 gold ounces at the La Camorra mine acquired by Hecla in June 1999.

   (2) The increases in silver, lead and zinc production from 1999 to 2000 were principally due to increased tons mined and increased silver grade from the Lucky Friday expansion area in 2000. The increases in silver, lead and zinc production from 1998 to 1999 were principally due to increased tons mined from the Lucky Friday expansion area in 1999 and increased grade and tons mined at the Greens Creek mine.

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

     Hecla controls the Gold Hunter property under a long-term operating agreement which entitles Hecla, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. Hecla will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties. As of December 31, 2000, unrecouped costs totaled approximately $30.0 million.

     The principal mining method at the Lucky Friday mine is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

     The ore produced from the mine is processed in a 1,100 ton per day conventional flotation mill. In 2000, ore was processed at a rate of approximately 1,051 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2000, approximately 94.0% of the silver, 93.6% of the lead and 41.4% of the zinc were economically recovered.

     In the fourth quarter of 2000, the Company recorded an adjustment of $31.2 million to reduce the carrying value of the

Lucky Friday mine property, plant and equipment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adjustment was necessitated by continuing low silver and lead prices, combined with further declines in silver and lead prices during the fourth quarter of 2000. For the first nine months of 2000, silver averaged $5.08 per ounce and lead averaged $0.203 per pound. During the fourth quarter of 2000, silver decreased to an average price of $4.75 per ounce and ended the year at $4.59 per ounce. Lead averaged $0.214 per pound during the fourth quarter and ended the year at $0.214 per pound. Additionally, due to low metal prices in the fourth quarter, the Company's management and Board of Directors deferred the decision to approve additional capital expenditures which are needed to develop the next area of the mine. In evaluating the carrying value of the Lucky Friday mine, Hecla used metals prices of $5.25 per silver ounce; $0.25 per lead pound; and $0.50 per zinc pound. The net book value of the Lucky Friday mine property and its associated plant and equipment was approximately $4.3 million as of December 31, 2000.

     Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. Total reclamation expense recognized in 2000 was approximately $16,200 for reclamation activities performed in 2000.

     Historically, the Lucky Friday silver-lead concentrate has been shipped primarily to the ASARCO smelter in East Helena, Montana. With the increased production starting in 1998 from the Gold Hunter orebody, the silver-lead concentrates have been shipped to several different smelters in Canada, the United States, Mexico and Europe. In 2001, it is anticipated that the Lucky Friday silver-lead concentrate production will be shipped to Met-Mex Penoles' smelter in Torreon, Coahuila, Mexico; to Cominco's smelter in Trail, British Columbia, Canada; and to Noranda's smelter in Belledune, New Brunswick, Canada. On February 2, 2001, ASARCO's East Helena smelter informed the Lucky Friday that shipments should be stopped immediately. Lucky Friday concentrate that was scheduled for East Helena was diverted to the remaining three smelters with no adverse impact to the Lucky Friday operation.

     The Lucky Friday zinc concentrates are shipped to Cominco's smelter in Trail, British Columbia, Canada.

     Information with respect to the Lucky Friday mine's production, average cost per ounce of silver produced and Proven and Probable ore reserves for the past three years is set forth in the table below:

                                          Years
                           ------------------------------------
Production                   2000         1999          1998
----------------------     ---------    ---------    ----------

Ore milled (tons)            321,719      309,953       263,502
Silver (ounces)            5,011,507    4,441,250     4,137,135
Gold (ounces)                    537          655           925
Lead (tons)                   31,946       27,613        27,708
Zinc (tons)                    3,107        2,926         2,648

Average Cost per Ounce
of Silver Produced
-----------------------

Cash operating costs         $  5.02      $  4.90     $    4.71
Total cash costs             $  5.02      $  4.90     $    4.71
Total production costs       $  5.83      $  5.85     $    5.59

Proven and Probable
Ore Reserves(1,2,3)         12/31/00     12/31/99     12/31/98
-----------------------    ---------    ---------    ----------

Total tons                 1,322,270    1,669,450     1,220,820
Silver (ounces per ton)         16.7         15.1          15.9
Lead (percent)                  10.7          9.6          10.5
Zinc (percent)                   1.4          1.6           1.8
Contained silver (ounces) 22,089,451   25,179,141    19,459,256
Contained lead (tons)        141,380      160,693       128,748
Contained zinc (tons)         18,546       26,895        21,965
---------------------

(1) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

(2) Hecla's Lucky Friday mine ore reserve grades increased and tonnage decreased in 2000 compared to 1999 in part due to an increase in cash cutoff grade of 4.38% in 2000, resulting in removing some lower grade tons from reserve. Adjustments to reserves also reflect a new estimate of reserves at year-end 2000 that incorporates diamond drilling data performed during the year. The Lucky Friday mine ore reserves increased in 1999 from 1998 in metal content, but decreased in grade of silver, lead and zinc due to additional diamond drilling and incorporation of the information in a new, in-house estimate of reserves. The mine uses a combination of geostatistical and traditional methods to estimate reserves.

(3) Reserves are in-place material that incorporate estimates of waste dilution and expected mining recovery. Mill recoveries are expected to be 94% for silver, 93% for lead and 45% for zinc for the in-place reserves stated above.

     At December 31, 2000, there were 225 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 1, 2002. Avista Corporation supplies electrical power to the Lucky Friday mine.

Greens Creek Mine - Admiralty Island, Alaska

     At December 31, 2000, Hecla held a 29.73% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint-venture arrangement with Kennecott Greens Creek Mining Company (KGCMC), the manager of the mine, and Kennecott Juneau Mining Company (KJMC), both wholly owned subsidiaries of Kennecott Corporation. The Greens Creek mine is a polymetallic deposit containing silver, zinc, gold and lead.

     Greens Creek lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims, and one patented millsite claim in addition to property leased from the U.S. Forest Service. Greens Creek also has title to mineral rights on 7,500 acres of federal land adjacent to the mine properties. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.

     Currently, Greens Creek is mining approximately 1,680 tons per day underground from the 200 South, the Southwest and West ore zones. Ore from the underground trackless mine is milled at the mine site. The mill produces gold/silver dore and lead, zinc and bulk concentrates. The dore is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. A lesser amount of the concentrates are sold to metal merchants under short-term agreements. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

     Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received access to approximately 7,500 acres of land with potential mining resources surrounding the existing mine. Production from new ore discoveries on the exchange lands will be subject to the federal royalties included in the land exchange agreement. The federal royalties are based on a defined calculation that is similar to the calculation of net smelter return and are equal to 0.75% or 3% of the calculated amount depending on the value of the ore extracted.

     Exploration efforts in 1997 at Greens Creek discovered an extension to the Southwest ore zone called the 200 South ore deposit. Definition drilling during 1998 on the new 200 South ore zone resulted in important additions to the mine's Proven and Probable ore reserves. Drilling continued in 1999, resulting in net additions to the 200 South and other reserves, sufficient to approximately replace production. Similar production replacement resulted from drilling in 2000.

     As of December 31, 2000, there were 268 employees at the Greens Creek mine. The employees at the Greens Creek mine are not represented by a bargaining agent. At December 31, 2000, Hecla's interest in the net book value of the Greens Creek mine property and its associated plant and equipment was $63.5 million.

     Based upon management's estimates of metal to be recovered and considering estimated future production costs and metals prices, Hecla's management believes that the carrying value of the Greens Creek mine is recoverable from future undiscounted cash flows generated from operations. In evaluating the carrying value of the Greens Creek mine, Hecla used metals prices of $280 per gold ounce; $5.25 per silver ounce; $0.25 per lead pound; and $0.50 per zinc pound. Estimated future production costs were derived from actual production costs experienced at the mine, adjusted, as necessary, for anticipated changes resulting from the execution of the mine manager's mine production plan. Based upon these projected factors, Hecla estimates that future cash and total production costs per ounce of silver produced over the remaining life of the mine would be $2.52 and $5.30, respectively. As these amounts are derived from numerous estimates, the most volatile of which are metals prices, there can be no assurance that actual results will correspond to these estimates.

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

                               Years (reflects 29.73% interest)
                            ---------------------------------------
Production                     2000          1999           1998
-----------------------     ----------    ----------     ----------


Ore milled (tons)              184,178       171,946        160,567
Silver (ounces)              2,754,067     3,050,849      2,823,660
Gold (ounces)                   24,882        23,802         18,008
Zinc (tons)                     21,947        20,373         17,507
Lead (tons)                      7,484         7,582          6,747

Average Cost per Ounce
of Silver Produced
-----------------------

Cash operating costs          $   2.20       $  1.99       $   2.86
Total cash costs              $   2.20       $  1.99       $   2.86
Total production costs        $   4.87       $  4.37       $   5.06

Proven and Probable
Ore Reserves(1,2,3,4)        12/31/00      12/31/99       12/31/98
-----------------------     ----------    ----------     ----------

Total tons                   2,977,198     2,977,960      2,901,028
Silver (ounces per ton)           15.7          16.2           15.4
Gold (ounces per ton)             0.13          0.14           0.14
Zinc (percent)                    11.9          11.9           12.3
Lead (percent)                     4.4           4.5            4.5
Contained silver (ounces)   46,663,068    48,324,528     44,733,855
Contained gold (ounces)        396,891       403,552        411,946
Contained zinc (tons)          353,698       354,657        357,407
Contained lead (tons)          131,515       133,194        130,836
---------------------

(1) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

(2) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Payable recoveries of ore reserve grades by smelters and refiners are expected to be 66% for silver, 50% for gold, 67% for zinc and 62% for lead.

(3) The changes in reserves in 2000 versus 1999 were due to production and a property-wide reassessment of the ore zones. KGCMC made new estimates of reserves based on drill programs for the West and Southwest ore zones. All ore reserves were retabulated based on a new net smelter return model. The decrease in silver ounces in 2000 versus 1999 is primarily attributable to a downward revision in estimated silver grade in the Southwest zone.

(4) The changes in reserves in 1999 versus 1998 were due to production and a reassessment of the ore zones. New reserve estimates were based on drill programs for the 200 South, 5250, West, West Bench, and Deep Lower Southwest zones. The increase in silver ounces in 1999 versus 1998 is primarily attributable to upward revisions in estimated silver grade in the 200 South zone.

Metals - Gold Segment

La Camorra Gold Mine - Bolivar, Venezuela

     The La Camorra mine is located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto

Ordaz. It is 100% owned by Hecla through a Venezuelan subsidiary, Minera Hecla Venezolana, C.A., and has been a producing mine for Hecla since October 1999. Hecla acquired the La Camorra mine in June 1999 with the acquisition of Monarch Resources Investments Limited.

     At the time of acquisition, the tailings impoundment was at capacity. Processing operations were suspended during the third quarter of 1999 to allow additional tailings capacity to be constructed. During this period, mine development was accelerated and remedial maintenance was carried out on the mine and process plant equipment. Production under Hecla's control commenced on October 1, 1999.

     La Camorra is a high-grade underground gold mine that exploits two shear-zone hosted quartz veins. It lies in the Botanamo greenstone belt of the Precambrian Guayana Shield and is hosted by the Caballape Group of volcaniclastics. The formations most likely date from Archean to Proterozoic age and consist primarily of intermediate volcanics with subordinate metasediments. Within the La Camorra concession, the gold mineralization is associated with the near vertical Main and Betzy quartz veins occurring in a west-northwest, east-southeast shear zone within medium- to coarse-grained pyroclastics.

     Gold occurs both as free particles in quartz and attached to or included in pyrite. Locally, gold is also seen on chloritic partings.

     In 1998, a core drilling program was initiated to test the depth extension of the ore zones below the -400-meter level. Hecla believes the results of that program confirm that ore-grade mineralization extends to depths below the levels to which the current mine reserves have been delineated.

     In addition, Hecla controls nine other exploration concessions near the La Camorra mine encompassing 8,000 hectares.

     Access to the underground workings is through a decline excavated at a -15% grade. Ore is mined primarily by longhole stoping, with cut-and-fill stoping used in some areas. Ore is extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks. Subeconomic material is used to backfill and stabilize mined-out stopes. The mine is currently producing approximately 450 tons of ore per day.

     The process plant uses a conventional carbon-in-leach process. The ore is crushed in a modular two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double deck vibrating screen. The grinding circuit includes a primary and a secondary ball mill. The ground ore is mixed with a cyanide solution and clarified, followed by countercurrent carbon-in-leach gold adsorption. The carbon is then stripped and the gold recovered and poured into gold bars for shipment to a refiner. Plant recovery averages 95%.

     The plant was constructed in 1994 and is capable of processing approximately 500 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. The Company also shares a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2000, the net book value of the La Camorra mine property and its associated plant and equipment was $30.9 million.

     Hecla's reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include regrading and revegetation of disturbed areas. A reclamation and closure accrual of $0.6 million had been established as of December 31, 2000.

     At December 31, 2000, there were 321 hourly and 63 salaried employees.
Most hourly workers are represented by the Mine Workers union. The present contract will expire in November 2001, and Hecla anticipates a satisfactory contract will be negotiated, although there can be no assurance that this can be done without a disruption to production.

     Information with respect to the La Camorra mine's production, average cost per ounce of gold produced and Proven and Probable ore reserves is set forth in the table below.

                                         Year
                                ------------------------
Production                         2000          1999
------------------              ----------    ----------

Ore processed (tons)(1)            138,216        39,048
Gold (ounces)(1)                    92,848        17,340

Average Cost per Ounce
of Gold Produced
----------------------

Cash operating costs                $  188        $  208
Total cash costs                    $  188        $  208
Total production costs              $  246        $  260


Proven and Probable
Ore Reserves(2,3)                12/31/00      12/31/99
--------------------            ----------    ----------

Total tons                         591,464       577,003
Gold (ounces per ton)                0.634         0.544
Contained gold (ounces)            375,200       313,616

--------------------

      (1) Production data for 1999 only includes three months of operations since the recommencement of the mine in October 1999.

      (2) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

      (3) The increase in tons of Proven and Probable ore reserves in 2000 compared to 1999 is attributable to: a) increasing the mining width of the Betzy vein in 2000 to 2.0 meters from 1.4 meters; b) new in-house resource estimates for both the Betzy and Main veins using information from 103 new drill holes and mine production samples; and
          c) reclassification of some resources to reserves, offset by mining. Hecla's experience of 18 months mining the La Camorra veins indicated an increase in grade in the reserve estimate for 2000 compared to 1999, attributable both to higher production sample grades and higher realized mill grades than previously encountered. Ore reserves represent in-house material, diluted and adjusted for expected mining recovery. Mill recoveries are expected to be 95%. Ore reserves are estimated in-house using geostatistical methods based on drill holes, underground mine sampling and operations experience.

Rosebud Gold Mine - Nevada

     The Rosebud gold mine, in which Hecla has a 50% interest, is located in the Rosebud Mining District, in Pershing County, Nevada. The Rosebud property consists of a 100% interest in three patented lode-mining claims, 618 unpatented lode-mining claims and four additional patented lode-mining claims currently under lease. The total 625 claims cover approximately 12,500 acres and collectively comprise the "Rosebud mine." The Rosebud mine may be reached from Winnemucca, Nevada, by travelling west a distance of approximately 58 miles on an all-weather gravel road.

     In June 2000, Hecla and Newmont Gold Company, who holds the remaining 50% interest, announced the planned closure of the Rosebud mine when it was recognized that production would cease during the third quarter. Mining activity was completed in July 2000, and milling activity was completed in August 2000. In connection with the planned closure, Hecla recorded an adjustment to the carrying value of its interest in the Rosebud property, plant, and equipment of $4.4 million in the second quarter of 2000.

     Total mine production through July 2000 averaged 714 tons per day of ore. Ore grades milled were 0.269 gold ounce per ton and 1.08 ounces of silver per ton. The ore produced from the mine was processed in a conventional carbon-in-leach circuit. The mill produced a high quality gold-silver dore. During 2000, 94.6% of the gold and 55.7% of the silver processed at the mill were economically recovered. Hecla's share of 2000 production was approximately 23,900 gold ounces and 56,000 silver ounces.

     Currently, the Rosebud property is being reclaimed per the closure agreement with the Nevada Department of Environmental Protection.

     The following table presents information with respect to Hecla's 50% share of production, the average cost per ounce of gold produced and Proven and Probable ore reserves for the Rosebud project as of the dates indicated:

                                  Years (reflects 50% interest)
                             -------------------------------------
Production                     2000         1999           1998
---------------------        ---------    ---------      ---------

Ore milled                      90,801      140,351        171,493
Gold recovered (ounces)         23,926       56,329         65,496
Silver recovered (ounces)       55,975      123,953        278,290


Average Cost per Ounce
of Gold Produced
------------------------

Cash operating costs           $   290      $   184        $   157
Total cash costs               $   301      $   199        $   176
Total production costs         $   392      $   301        $   274

Proven and Probable
Ore Reserves(1,2,3)           12/31/00     12/31/99       12/31/98
-----------------------      ---------    ---------      ---------

Total tons                         - -      107,837        241,927
Gold (ounces per ton)              - -        0.323          0.392
Silver (ounces per ton)            - -         1.23           1.80
Contained gold (ounces)            - -       34,857         94,808
Contained silver (ounces)          - -      132,216        436,252

------------------

(1) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(2) Ore reserves were depleted in 2000 due to depletion from mining and poor reserve performance in the North zone orebody. By mid-year, tons and grades of ore remaining were insufficient to sustain the project and thus were no longer termed ore reserves. Mining was completed in July 2000.

(3) The decrease in tons of Proven and Probable ore reserves in 1999 compared to 1998 is primarily attributable to production during 1999, a decrease in dilution applied to the East Zone, reestimation of the North Zone using 89 new drill holes, reestimation of the South Zone using 25 new drill holes and reclassification of reserve blocks that no longer meet Proven and Probable criteria.

(4) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Ore reserve estimates are performed in-house using geostatistical methods based on drilling, sampling of mine openings and operations experience.

     As of December 31, 2000, there were seven employees at the Rosebud mine. The employees at the mine are not represented by a bargaining agent.

La Choya Gold Mine - Sonora, Mexico

     The La Choya gold mine is located 30 miles south of the U.S. border in the State of Sonora, Mexico, and is 100% owned by Hecla through a Mexican subsidiary, Minera Hecla, S.A. de C.V.

     The La Choya gold mine commenced operations in February 1994 and produced approximately 331,000 ounces of gold between 1994 and 2000. On December 19, 1998, the mine was shut down because the Proven and Probable ore reserves were exhausted. Since that date, the leach pads have been rinsed and drained and the site has been reclaimed. The average life-of-mine recovery was 85.5%.

     Information with respect to the La Choya gold mine production and average cost per ounce of gold produced, as of the dates indicated, is set forth in the following table:

                                            Years
                             --------------------------------------
Production                     2000           1999           1998
-----------------------      ----------    ----------    ----------

Ore processed (tons)                - -           - -     1,672,438
Gold (ounces)                       462        11,857        39,965

Average Cost per Ounce
of Gold Produced
--------------------------

Cash operating costs             $  - -       $   231       $   211
Total cash costs                 $  - -       $   231       $   211
Total production costs           $  - -       $   341       $   242


Proven and Probable
Ore Reserves(1,2,3)           12/31/00      12/31/99      12/31/98
--------------------------   ----------    ----------    ----------

Total tons                          - -           - -           - -
Gold (ounces per ton)               - -           - -           - -
Contained gold (ounces)(2)          - -           - -        11,883
--------------------------

(1) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

(2) Contained gold ounces include estimated recoverable gold ounces on the heap leach pads totaling approximately 12,000 gold ounces at December 31, 1998. These ounces were placed on the pads during 1994-1998 and recovered over the mine's remaining life.

     Reclamation activities, consisting of rinsing the leach pads, recontouring the waste dumps and leach pads, removing plant and equipment, and revegetating the site, which were carried out during 1999 and 2000, will be completed during the first quarter of 2001. During 2000, approximately $1.5 million was expended on reclamation activities.

     As of December 31, 2000, the net book value of the La Choya mine property, plant and equipment was $0.7 million.

Discontinued Operations

     Hecla's principal industrial minerals assets are its ball clay operations in Kentucky, Tennessee and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; and its specialty aggregate operations (primarily scoria) in southern Colorado. Hecla conducts these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company (K-T Clay), which operates its ball clay and kaolin divisions; (2) K-T Feldspar Corporation (K-T Feldspar), which operates the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V. (K-T Mexico), which operates the clay slurry plant business; and (4) MWCA, Inc., which operates Hecla's specialty aggregate business, and in 1999, operated its lawn and garden products business. In March 2000, Hecla sold its lawn and garden division of MWCA, Inc. In June 2000, Hecla completed the sale of the landscape operations of the Colorado Aggregate division, with the intent to sell the remaining assets in 2001. During the second and third quarters of 2000, the Company through a financial advisor sought out parties who might be interested in purchasing Hecla's ball clay, kaolin and feldspar businesses. A number of parties expressed interest and undertook due diligence of the operations of K-T Clay, K-T Feldspar and K-T Mexico. In November 2000 following approval of the board of directors, the Company entered into a purchase and sale agreement for the sale of its ball clay and kaolin operations through the sale of the stock of K-T Clay and K-T Mexico to Zemex U.S. Corporation, a wholly owned subsidiary of Zemex Corporation of Toronto, Canada, for a purchase price of $68.0 million. In the transaction, Zemex Corporation agreed to guarantee the obligations of its U.S. subsidiary under the purchase and sale agreement. In January 2001, Zemex U.S. Corporation failed to meet its obligations under the purchase and sale agreement to close the transaction as previously agreed to. Following Zemex U.S. Corporation's failure to close the transaction, Hecla commenced litigation against the parent company, Zemex Corporation, under its guarantee in federal district court in Illinois claiming that its subsidiary Zemex U.S. Corporation had failed to meet its obligations to purchase K-T Clay and K-T Mexico as previously agreed. The Company initially sought the court to force Zemex Corporation to perform its obligations under the guarantee agreement or to pay damages incurred by Hecla resulting from Zemex U.S. Corporation's failure to meet their obligations under the purchase agreement. Subsequently, Hecla continued to seek out other purchasers for its ball clay, kaolin and feldspar operations and on February 27, 2001, Hecla entered into a purchase and sale agreement with IMERYS USA, Inc., to sell all of its ball clay, kaolin and feldspar operations through the sale of its wholly owned subsidiaries K-T Clay, K-T Feldspar, K-T Mexico and certain other minor industrial minerals companies holding assets related to these industrial minerals businesses. The purchase price for this sale was $62.5 million subject to customary post-closing adjustments. On March 27, 2001, the Company closed the sales transaction to IMERYS USA, Inc. transferring all of its interest in each of the companies subject to the agreement. Based on the agreement for the sale of its interest in K-T Clay and K-T Mexico, Hecla dismissed the claim in the Zemex litigation seeking Zemex's performance of the purchase agreement. The Company continues to pursue the litigation seeking damages against Zemex for its failure to meet its obligations under the November 2000 agreement. Based upon Hecla's Board of Directors decision in November 2000 to sell the remaining industrial minerals segment including K-T Clay, K-T Mexico and K-T Feldspar, Hecla's Consolidated Financial Statements set forth in Item 8 below reflect the industrial minerals segment as a discontinued operation.

MWCA, Inc.

     In 1999, Hecla decided to sell MWCA. Hecla completed a sales transaction for the Mountain West Products division of MWCA in March 2000. Hecla also completed a sale of the landscape operations of the Colorado Aggregate division in June 2000. Hecla continues to market the remaining Colorado Aggregate division assets, although there can be no assurance that a sales transaction will be completed.

MWCA, Inc. - Colorado Aggregate Division

     MWCA-Colorado Aggregate division (CAC) mines and sells volcanic rock (scoria) for use as briquettes in gas barbecue grills and as decorative ground cover. CAC also paints gravel bedding which is used in aquariums. Volcanic scoria is a lightweight clinker-like material produced during gaseous volcanic eruptions that form cinder cones. These cones occur frequently in the geological environment but are unique by density, texture and color. In June 2000, Hecla completed a sales transaction for the landscape operations of CAC. Hecla continues to market the remaining assets of CAC, although there can be no assurance that a sales transaction will be completed.

     CAC operates a mine at Mesita, Colorado, as well as processing plants at San Acacio, Colorado, and Neosho, Missouri. All mining is open pit with minimal requirements for removal of overburden.

     The principal customers for scoria briquettes are manufacturers and retailers of gas barbecue grills. Pet supply retailers and discount chain stores are the principal customers for aquarium gravel. Due to the seasonal nature of CAC's briquette business, it is usually anticipated that most of its annual briquette sales and profits from briquette sales will be generated in the first two quarters of each calendar year.

     The Mesita mine is owned by CAC and contains over four years of mineral reserves. CAC purchases the rock used for aquarium gravel.

     CAC's plants and equipment have been operational in excess of 25 years. CAC has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plants and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $0.8 million as of December 31, 2000. Public Service Company of Colorado, San Luis Valley Rural Electric Cooperative, and Empire District Electric Company provide the electric power utilized for operations at CAC.

     CAC had 42 employees as of December 31, 2000. The Teamsters Union is the bargaining agent for CAC's hourly employees. The current labor agreement expires on September 17, 2001.

Nonoperating Properties

Republic Mine - Republic, Washington

     Hecla owns the Republic gold mine located in the Republic Mining District near Republic, Washington. In February 1995, Hecla completed operations at the Republic mine and has been conducting reclamation work in connection with the mine and mill closure. Hecla's land position in the Republic area consists of approximately five square miles. In August 1995, Hecla entered into an agreement with Newmont to explore and develop the Golden Eagle deposit on the Republic mine property. Newmont conducted extensive exploration on the property and in the third quarter of 1996 entered into a joint-venture agreement concerning the property. Newmont paid Hecla $2.5 million for an immediate 75% interest in the joint venture. Newmont is required to fund all expenditures necessary at the Golden Eagle through the feasibility stage. In 2000, Echo Bay acquired Newmont's interest in the property and completed a limited drilling program.

     At December 31, 2000, the accrued reclamation and closure costs balance totaled $3.7 million. Reclamation and closure efforts commenced in 1995. Post-reclamation monitoring will be conducted for approximately three years, following completion of reclamation activities. Reclamation and closure cost expenditures totaling approximately $0.1 million during 2000 were charged against the previously established reclamation and closure cost accrual.

     The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 2000.

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

     Mining in the Sunbeam pit began in late 1994, and operations in 1994 and 1995 experienced higher-than-expected operating costs and less-than-expected operating margins resulting from higher-than-expected start-up costs and lower-than-expected ore grade. Mining indicated that mill grade ore occurred in thinner, less continuous structures than had been originally interpreted. Hecla thus recorded a write-down of the mine's carrying value totaling $97.0 million in 1995 to properly reflect the net realizable value of its interest in the Grouse Creek joint venture.

     In 1996, Hecla completed metallurgical testing and economic analysis of the Grouse deposit. Based upon this analysis, Hecla determined that ore contained in the Grouse deposit was not economical at the then-current metals prices. Hecla decided to suspend operations at the Grouse Creek mine following completion of mining of the remaining ore in the Sunbeam pit. In connection with this decision, Hecla recorded 1996 adjustments for future severance, holding, reclamation and closure costs totaling $22.5 million, and adjustments to the carrying value of property, plant and equipment, and inventories totaling $5.3 million.

     In January 1997, Great Lakes and Hecla entered into a letter agreement terminating the Grouse Creek joint venture and conveying Great Lakes' approximate 20% interest in the project to Hecla. Great Lakes retained a 5% defined net proceeds interest in the project. Hecla assumed 100% of the interests and obligations associated with the property.

     Following completion of mining in the Sunbeam pit in April 1997, Hecla placed the Grouse Creek mine on a care-and-maintenance status. During the care-and-maintenance period, reclamation had been undertaken to prevent degradation of the property. During 1997, the milling facilities were mothballed and earthwork completed to contain and control surface waters.

In 1998, an engineered cap was constructed on the waste rock storage facility and modifications were made to the water treatment facility. In 1999 and 2000, activities included further work on the waste rock storage facility cover and continued work controlling surface waters.

     Hecla increased the reclamation accrual by $23.0 million in 1999 due to anticipated changes to the closure plan, including increased dewatering requirements and other expenditures. The changes to the reclamation plan at Grouse Creek were necessitated principally by the need to dewater the tailings impoundment rather than reclaim it as a wetland as originally planned.

     During 2000, Hecla notified state and federal agencies that the Grouse Creek property would proceed to a permanent suspension of operations. Hecla signed an agreement with the state of Idaho and a voluntary administrative order on consent with the US Forest Service and US Environmental Protection Agency in which the Company agreed to dewater the tailings impoundment, complete a water balance report and monitoring plan for the site and complete certain studies necessary for closure of the tailings impoundment. A work plan for final reclamation and closure of the tailings impoundment is to be submitted by Hecla no later than one year prior to estimated completion of the tailings impoundment dewatering.

     Hecla increased the reclamation accrual by $10.2 million in 2000 based upon updated cost estimates in accordance with Statement of Position 96-1 "Environmental Remediation Liabilities," due to the requirements of the administrative order on consent. The reclamation and closure cost accrual for the Grouse Creek mine totaled $34.8 million as of December 31, 2000, although it is possible that the estimate may change in the future due to the assumptions and estimates inherent in the accrual.

Development Project

Saladillo Exploration Projects - Durango, Mexico

     The 222-square mile Saladillo concessions, located 56 miles northeast of the city of Durango, were acquired through Hecla's acquisition of Monarch Resources Investments Limited in 1999. Soil geochemistry, geophysics, trenching, and reverse circulation drilling were used to explore the San Sebastian target for high-grade gold and silver mineralization. So far, economic grades of mineralization have been identified in at least five vein systems at San Sebastian, in an area that is three kilometers long and one kilometer wide.

     In addition to exploration at San Sebastian, 34,319 tons of ore, grading
0.23 ounce of gold and 10.9 ounces of silver per ton, were mined from open cuts along the Francine vein. Of this material, 20,203 tons of ore, grading 0.18 ounce of gold and 9.1 ounces of silver per ton, were processed by BLM Minera Mexicana, S.A. de C.V. at its cyanide leach plant near Velardena, Durango, resulting in production of 3,383 ounces of gold and 177,006 ounces of silver. Precipitates from BLM's mill were refined at Penoles' refinery in Torreon, Coahuila.

     Future plans for San Sebastian provide for continuation of ore production from open cuts along the identified veins followed by underground development and production from the Francine vein, provided suitable arrangements can be negotiated for processing the ore produced.

Noche Buena Gold Project - Sonora, Mexico

     The Noche Buena project is located 44 miles northwest of Caborca, and 25 miles south of the La Choya mine in the state of Sonora, Mexico and is 100% owned by Hecla through its Mexican subsidiary, Minera Hecla, S.A. de C.V. There are 18,916 hectares under concession.

     Minera Hecla drilled 4,292 meters of core in 39 holes and 23,432 meters of reverse circulation in 130 drill holes during 1998 and 1999. In addition, column leach tests were run and an open-pit heap-leaching operation was designed. Although an operating permit was received for Noche Buena during 2000, Noche Buena was placed on care and maintenance in August 1999. During the second quarter of 2000, a carrying value adjustment of $4.7 million was made for previously capitalized deferred development costs. Hecla will reevaluate this project if gold prices return to higher levels; however, there can be no assurance that it will ever be developed.

Exploration

     Hecla conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. Hecla owns or controls patented and unpatented mining claims, fee land, mineral concessions and state and private leases in the United States, Mexico, Venezuela and other South American countries. Hecla's strategy regarding reserve replacement is to concentrate its efforts on (1) existing operations where an infrastructure already exists, (2) other properties presently being developed and advanced-stage exploration properties that have been identified as having potential for additional discoveries, (3) advanced-stage exploration acquisition opportunities, and (4) grass roots exploration opportunities. Hecla is currently concentrating its exploration activities at the Greens Creek silver mine, in which Hecla maintains a 29.73% interest, the La Camorra gold mine, the Saladillo property in Mexico, and other properties in Mexico and Nevada. Hecla remains active in other exploration areas and continues to seek advanced-stage acquisition opportunities principally in the United States and Mexico.

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

     Properties are continually being added to or dropped from Hecla's inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 2000, 1999 and 1998 were approximately $6.3 million, $5.5 million and $4.0 million, respectively. Exploration expenditures for 2001 are estimated to be in the range of $2.0 to $3.0 million.

Hedging Activities

     Hecla's policy guidelines for hedging gold, silver, lead and zinc production permit management to utilize various hedging mechanisms and strategies for up to 50% of Hecla's annual estimated available metal production. Hedging contracts are restricted to no longer than 36 months without approval of Hecla's Board of Directors and will be spread among a number of available customers. As part of the acquisition of Monarch Resources Investments Limited and associated project financing completed in 1999, Hecla's Board of Directors approved a gold hedging program for the La Camorra mine totaling 306,045 gold ounces over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce. As of December 31, 2000, 231,168 ounces of gold remained hedged associated with the La Camorra project financing. None of the aforementioned activities have been entered into for speculative purposes as of December 31, 2000. For additional information regarding hedging activities, see Notes 1 and 4 of Notes to Consolidated Financial Statements, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 7A Quantitative and Qualitative Disclosure About Market Risk of this Form 10-K.

Industry Segments

     Financial information with respect to industry segments is set forth in Notes 2 and 12 of Notes to the Consolidated Financial Statements.

Geographic Areas

     Financial information with respect to geographic areas is set forth in Notes 2 and 12 of Notes to Consolidated Financial Statements.

Competition

     Hecla is engaged in the mining and processing of gold, silver, other nonferrous metals in the United States, Mexico and Venezuela. Hecla encounters strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, gold and silver. Hecla also competes with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Silver and gold are worldwide commodities and, accordingly, Hecla sells its production at world market prices.

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

     All of Hecla's exploration, development and production activities in the United States, Mexico and South America are subject to regulation by governmental agencies under one or more of the various environmental laws.
These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. Hecla believes that it is in substantial compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for Hecla's activities. These permits normally are subject to public review processes resulting in public approval of the activity. While these laws and regulations govern how Hecla conducts many aspects of its business, management of Hecla does not believe that they have a material adverse effect on its results of operations or financial condition at this time. Hecla's projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, Hecla's operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of Hecla's business, causing those activities to be economically reevaluated at that time. Hecla believes that adequate provision has been made for disposal of mine waste and mill tailings at all of its operating and nonoperating properties in a manner that complies with current federal and state environmental requirements.

     Environmental laws and regulations may also have an indirect impact on Hecla, such as increased cost for electricity. Charges by smelters to which Hecla sells its metallic concentrates and products have substantially increased over the past several years because of requirements that smelters meet revised environmental quality standards. Hecla has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to Hecla was significantly reduced because of environmental requirements or otherwise, it is possible that Hecla's silver operations could be adversely affected.

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

Legislation

     From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. Legislation previously introduced in Congress would have changed the current patent procedures, imposed certain royalties on production and enacted new reclamation, environmental controls and restoration requirements with respect to mining activities on federal lands. There was no significant activity with respect to mining law reform in Congress in 2000, but the extent of any such changes is not known and the potential impact on Hecla as a result of congressional action is difficult to predict. Although a majority of Hecla's existing mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect Hecla's ability to economically develop mineral resources on federal lands.

Employees

     As of December 31, 2000, Hecla and its subsidiaries employed 1,195 people.

Investment Considerations

The following Investment Considerations, together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in Hecla's securities.

Liquidity

     Cash and cash equivalents at December 31, 2000, were $1.4 million. In addition, $1.7 million in cash was held at the industrial minerals operations and reported as a component of "net assets of discontinued operations" on Hecla's balance sheet as of December 31, 2000.

     At December 31, 2000, Hecla had negative working capital of $15.8 million and an accumulated deficit of $366.5 million. Hecla's current assets included $44.0 million of net assets of discontinued operations and current liabilities included $57.0 million of long-term debt which was due in April 2001. In March 2001, Hecla sold the majority of the subsidiaries which represented the discontinued operations including K-T Clay, K-T Feldspar, and K-T Mexico for $62.5 million and used the proceeds to pay off the $57.0 million debt. Additionally, in order to provide Hecla additional liquidity, Hecla is currently evaluating a number of financing alternatives including debt financing, sale of royalty interest, and equity issuance. Hecla currently anticipates completing one or more financing alternatives during 2001. Proceeds from these planned financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of MWCA-Colorado Aggregate Division which had $2.9 million of net assets at December 31, 2000. There can be no assurance that Hecla will be successful in obtaining financing or in completing a sales transaction for the remaining assets of the MWCA-Colorado Aggregate Division.

     Based upon Hecla's estimate of metals prices and metals production for 2001, Hecla currently believes that its operating cash flows, the cash proceeds from the sale of K-T Clay, K-T Feldspar and K-T Mexico, proceeds from planned financings, and the anticipated proceeds from the sale of the remaining assets of the MWCA-Colorado Aggregate Division will be adequate to fund anticipated minimum capital expenditures, idle property expenditures, and exploration expenditures in 2001. Cash flows from operations, however, could be significantly impacted if the market price of gold, silver, zinc and lead fluctuate. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer certain planned capital and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

Recurring Losses

     Hecla has experienced net losses for each of the last ten years. For the year ended December 31, 2000, Hecla reported a net loss of approximately $84.0 million (before preferred stock dividends of $8.1 million), or $1.26 per share of common stock, compared to a net loss of approximately $40.0 million (before preferred stock dividends of $8.1 million), or $0.64 per share of common stock, for the year ended December 31, 1999. Without improvements in the current prices of metals, Hecla anticipates that its history of losses applicable to common shareholders will continue. Due to the volatility of metals prices and the significant impact metals price changes have on Hecla's operations, there can be no assurance that Hecla will be profitable in the future.

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

     The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, 1995 and each year thereafter through 2000.

                  1980        1985        1990        1995        1996        1997        1998        1999       2000
                --------    --------    --------    --------    --------    --------    --------    -------    -------
  Gold(1)
    (per oz.)   $ 612.56    $ 317.26    $ 383.46    $ 384.16    $ 387.70    $ 331.10    $ 294.16    $ 278.77   $ 279.03
  Silver(2)
   (per oz.)       20.63        6.14        4.82        5.19        5.18        4.90        5.53        5.25       5.00
  Lead(3)
   (per lb.)        0.41        0.18        0.37        0.29        0.35        0.28        0.24        0.23       0.21
  Zinc(4)
   (per lb.)        0.34        0.36        0.69        0.47        0.46        0.60        0.46        0.49       0.51

  -------------------------
  (1)London Final.
  (2)Handy & Harman.
  (3)London Metals Exchange -- Cash.
  (4)London Metals Exchange -- Special High Grade -- Cash.

   On March 30, 2001, the closing prices for gold, silver, lead and zinc were $257.70 per ounce, $4.32 per ounce, $0.22 per pound, and $0.45 per pound, respectively.

Volatility of Metals Production

     Hecla's future gold and silver production will be dependent upon Hecla's success in developing new reserves as well as exploration efforts (see Project Development Risks and Exploration). If metals prices remain at current low levels or continue to decline, Hecla could determine that it is not economically feasible to continue exploration or development of a project or continue commercial production at some of its properties (see Metal Price Volatility).

Project Development Risks

     Hecla, from time to time, engages in the development of new orebodies, both at newly acquired properties and presently existing mining operations (collectively "Development Projects"). Hecla's ability to sustain or increase its present level of metals production is dependent in part on the successful development of such new orebodies and/or expansion of existing mining operations. The economic feasibility of any individual Development Project and all such Development Projects collectively is based upon, among other things, estimates of reserves, metallurgical recoveries, and capital and operating costs of such Development Projects, and future metals prices. Development Projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

     Development Projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Particularly for Development Projects, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all Development Projects may materially differ from the costs and returns estimated.

Reserves

     The ore reserve figures presented in this Form 10-K and in Hecla's other SEC filings are, in large part, estimates made by Hecla's technical personnel, and no assurance can be given that the indicated level of recovery of these metals will be realized. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience. Market price fluctuations of the various metals mined by Hecla, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of orebodies and processing new or different ore grades, may adversely affect Hecla's profitability in any particular accounting period.

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

Joint Development and Operating Arrangements

     The Greens Creek mine is operated through a joint-venture arrangement, and Hecla owns an undivided interest in the assets of the venture. Hecla's Rosebud mine was similarly operated through a Limited Liability Company (LLC) with Hecla holding 50% of the interest in the LLC. Under the joint-venture and LLC agreements, the joint participants, including Hecla, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of a joint venture or LLC agreement (including as a result of insolvency), Hecla could incur losses in excess of its pro-rata share of the joint venture. In the event any participant so defaults, each agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting parties' share of products, or its joint-venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to Hecla, Hecla has no reason to believe that its joint-venture or LLC participants with respect to the Greens Creek and Rosebud properties will be unable to meet their financial obligations under the terms of the respective agreements.

Competition for Properties

     Because mines have limited lives based on proven ore reserves, Hecla is continually seeking to replace and expand its reserves. Hecla encounters strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold, silver, lead and zinc. As a result of this competition, some of which is with companies with greater financial resources than Hecla, Hecla may be unable to acquire attractive mining properties on terms it considers acceptable. In addition, there are a number of uncertainties inherent in any program relating to the location of economic ore reserves, the development of appropriate metallurgical processes, the receipt of necessary governmental permits and the construction of mining and processing facilities. Accordingly, there can be no assurance that Hecla's programs will yield new reserves to replace and expand current reserves.

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

Mining Risks and Insurance

     The business of mining is generally subject to a number of risks and hazards, including environmental hazards, political and country risks, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, rockbursts, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although Hecla maintains insurance within ranges of coverage it believes to be consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including potential for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to Hecla or to other companies within the industry at reasonable premiums. To the extent Hecla is subject to environmental liabilities, the payment of such liabilities would reduce the funds available to Hecla. Should Hecla be unable to fund fully the cost of remedying an environmental problem, Hecla might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

Foreign Operations

     Hecla's La Choya gold mine is located in Sonora, Mexico, Hecla's Saladillo project is located in Durango, Mexico, and Hecla's K-T Mexico clay slurry plant is located in Monterrey, Mexico. Additionally, Hecla's La Camorra gold mine is located in Bolivar State, Venezuela. Hecla also has exploration projects and mining investments in Mexico and other countries in South America. Such projects and investments could be adversely affected by exchange controls, currency fluctuations, political risks, taxation and laws or policies of either foreign countries or the United States affecting foreign trade, investment and taxation, which, in turn, could affect Hecla's current or future foreign operations.

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

Environmental Liabilities

     Reserves for closure costs, reclamation and environmental matters totaled $58.7 million and $49.3 million at December 31, 2000 and 1999, respectively. Hecla anticipates that expenditures relating to these reserves will be made over the next several years.

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

New York Stock Exchange Listing

     On August 21, 2000, Hecla was notified by the New York Stock Exchange
(NYSE) that Hecla had fallen below NYSE listing criteria because the common stock price had been under $1.00 per share for more than 30 days, and that Hecla had six months to increase the stock price of its common stock to above $1.00 per share. Hecla's stock price did not increase to an average closing price of $1.00 or more per share for a 30-day period at the end of the six-month notification period. Hecla notified the NYSE that it will be seeking shareholders' approval of a reverse split of common stock at the next annual meeting to give Hecla the option to increase its common stock price to meet NYSE's requirement and remain on the NYSE. Due to other NYSE listing criteria, there can be no assurance that Hecla will be able to maintain the listing of its common stock on the NYSE.

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

     Exploration -- Searching for ore, usually by geological surveys, geophysical prospecting, drilling, surface or underground headings, drifts or tunnels.

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

     Hectare -- Equivalent to 2.47 acres.

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

     Proven and Probable Ore Reserves -- Reserves that reflect estimates of the quantities and grades of mineralized material at Hecla's mines which Hecla believes can be recovered and sold at prices in excess of the total cash cost associated with extracting and processing the ore. The estimates are based largely on current costs and on projected prices and demand for Hecla's products. Mineral reserves are stated separately for each of Hecla's mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. Hecla's estimates of Proven and Probable reserves for the Lucky Friday mine, the Rosebud mine, the La Camorra mine and the La Choya mine at December 31, 2000 and 1999 are based on gold prices of $300 and $325 per ounce, silver prices of $5.50 and $5.50 per ounce, lead prices of $0.25 and $0.25 per pound, and zinc prices of $0.55 and $0.55 per pound, respectively. Proven and Probable ore reserves for the Greens Creek mine are based on calculations of reserves provided to Hecla by the operator of Greens Creek that have been reviewed but not independently confirmed by Hecla. Kennecott Greens Creek Mining Company's estimates of Proven and Probable ore reserves for the Greens Creek mine as of December 2000 and 1999 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metal prices. The weighted average prices used were:

                       December 31,     December 31,
                           2000             1999
                       -------------    ------------
          Gold         $      295       $    307
          Silver       $     5.51       $   5.11
          Lead         $     0.25       $   0.27
          Zinc         $     0.55       $   0.56

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

     Proven Reserves -- Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well-established.

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

     Total Production Costs -- Includes total cash costs, as defined, plus depreciation, depletion, amortization and reclamation accruals relating to each operating mine.

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

Item 2. Properties.

     Hecla's principal mineral properties are described in Item 1 above. Hecla also has interests in a number of other mineral properties in the United States, Mexico and South America. Although some of such properties are known or believed to contain significant quantities of mineralization, they are not considered material to Hecla's operations at the present time. Encouraging results from further exploration or increases in the market prices of certain metals could, in the future, make such properties considerably more valuable to the business of Hecla taken as a whole.

     The general corporate office of Hecla is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. Hecla also owns and has subdivided approximately three adjacent acres presently held for sale.

     Hecla believes that its existing facilities are sufficient for their intended purposes.

Item 3.        Legal Proceedings.

Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of December 31, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $11.6 million. These estimated expenditures are anticipated to be made over the next three to five years. In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the

Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree. This action could increase Hecla's future share of obligations under the 1994 Consent Decree. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

Coeur d'Alene River Basin Environmental Claims

     - Coeur d'Alene Indian Tribe Claims

     In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against Hecla and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the tribe alleges some ownership or control. The Tribe's natural resource damage litigation has been consolidated with the United States' litigation described below.

     - U.S. Government Claims

     In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including Hecla. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in northern Idaho for which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that Hecla and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. Hecla has asserted a number of defenses to the United States' claims.

     In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and The United States' Federal District Court cases on January 22, 2001. In the first phase of the trial, the Court will be asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. If liability is determined in the first phase, a second trial will be scheduled in late 2001 or early 2002 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only two defendants remaining in the litigation.

     During 2000, Hecla was involved in settlement negotiations with representatives of the U.S. government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a state of Idaho led settlement effort. Settlement negotiations with the U.S. government and the Coeur d'Alene Indian Tribe were discontinued in late 2000, but recommenced in March 2001.

     As of December 31, 2000, Hecla has not accrued any amounts for potential liability associated with the Coeur d'Alene River Basin environmental claims as the amount, if any, is currently not estimable. It is reasonably possible that Hecla's obligation may change in the near or longer term. An adverse ruling against Hecla on liability and damages in this matter could have a material adverse effect on the Company.

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of December 31, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, K-T Clay, terminated shipments (comprising approximately 1% of annual ball clay production) sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover its losses and its insurance company's payments to downstream users of its animal feed. The complaint alleges negligence, strict liability and breach of implied warranties and seeks damages in excess of $7.0 million. Legal counsel retained by the insurance company for K-T Clay had the case removed to Federal Court in Arkansas. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by a successor in interest to a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The two more recent lawsuits together allege damages totaling approximately $1.7 million. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. In January 2001, Hecla was dismissed from the only lawsuit in which it had been named as defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods litigation against K-T Clay through settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods settlement. The defense of the remaining lawsuits is being covered by insurance. The Company believes that $11.0 million of insurance coverage is available to cover all three claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. Although the outcome of the remaining litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

     Hecla is subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these other matters, it is the opinion of Hecla's management that the outcome of these other matters will not have a material adverse effect on the financial condition of Hecla.

Item 4.        Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     Part II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          (a)   (i)  Shares of the Common Stock are traded on the New York
                     Stock Exchange, Inc., New York, New York.

                (ii) The price range of the Common Stock on the New York
                     Stock Exchange for the past two years was as follows:

                          First     Second     Third     Fourth
                         Quarter    Quarter   Quarter    Quarter
                         -------    -------   -------    -------
            2000 - High  $  2.00    $  1.50   $   1.13   $  0.94
                 - Low   $  1.25    $  1.00   $   0.75   $  0.50
            1999 - High  $  4.38    $  3.25   $   3.38   $  3.13
                 - Low   $  2.50    $  2.06   $   1.94   $  1.50

               (iii) For discussion of the status of Hecla's Common Stock listing on the New York Stock Exchange, see "Financial Condition and Liquidity" section of Item 7 of this Form 10-K.

          (b) As of December 31, 2000, there were 9,273 shareholders of record of the Common Stock.

          (c) There were no Common Stock cash dividends paid in 2000 or 1999. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and Hecla's cash requirements. Hecla is currently restricted from paying dividends on common stock or repurchasing common stock until such time Hecla has made current the cumulative dividends on Hecla's Series B Cumulative Convertible Preferred Stock. At December 31, Hecla has deferred $4.0 million of preferred stock dividends.

Item 6.    Selected Financial Data.
           (dollars in thousands except for per share amounts)

                                                                Years Ended December 31,
                                            ------------------------------------------------------------
                                              2000        1999         1998         1997        1996
                                            ---------   ---------    ---------    ---------    ---------

Total revenue                               $  80,459   $  78,731    $  81,003    $  94,067    $  90,005
                                            =========   =========    =========    =========    =========


Loss from continued operations              $ (84,847)  $ (43,391)   $  (4,674)   $  (3,741)   $ (40,644)
Income from discontinued
  operations                                    1,529       4,786        4,374        3,258        8,290
Preferred stock dividends(1)                   (8,050)     (8,050)      (8,050)      (8,050)      (8,050)

Loss applicable to common shareholders      $ (92,015)  $ (48,040)   $  (8,350)   $  (8,533)   $ (40,404)
                                            =========   =========    =========    =========    =========

Loss from continuing operations
  per common share                          $   (1.39)  $   (0.83)   $   (0.23)   $   (0.22)   $   (0.95)
                                            =========   =========    =========    =========    =========

Basic and diluted loss per
  common share                              $   (1.38)  $   (0.77)   $   (0.15)   $   (0.16)   $   (0.79)
                                            =========   =========    =========    =========    =========

Total assets                                $ 194,836   $ 268,357    $ 252,062    $ 250,668    $ 268,393
                                            =========   =========    =========    =========    =========

Long-term debt - Notes and
  contracts payable                         $  10,041   $  55,095    $  42,923    $  22,136    $  38,208
                                            =========   =========    =========    =========    =========

Cash dividends paid per common
  share                                     $     - -   $     - -    $     - -    $     - -    $     - -
                                            =========   =========    =========    =========    =========

Cash dividends paid per preferred
  share(1)                                  $    1.75   $    3.50    $    3.50    $    3.50    $    3.50
                                            =========   =========    =========    =========    =========

Common shares issued                       66,859,752  66,844,575   55,166,728   55,156,324   51,199,324


Shareholders of record                          9,273       9,714       10,162       10,636       11,299


Employees                                       1,195       1,277        1,184        1,202        1,254


(1) As of December 31, 2000, the Company has deferred the declaration and payment of $4.0 million of preferred stock dividends. However, since the dividends are cumulative, they continue to be reported as an increase to net loss in determining the loss applicable to common shareholders, but are excluded in the amount reported as cash dividends paid per preferred share.

      In November 2000, Hecla's Board of Directors decided to sell K-T Clay, K-T Feldspar and K-T Mexico, which represented the remaining portion of its industrial minerals segment. Accordingly, the industrial minerals segment has been recorded as a discontinued operation as of December 31, 2000, and for each of the five years in the period ended December 31. As of December 31, 2000, only, the balance sheet has been reclassified to reflect the net assets of the industrial minerals segment as a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

Introduction

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. On February 27, 2001, Hecla signed an agreement to sell K-T Clay, K-T Feldspar, K-T Mexico and certain other minor inactive industrial minerals companies. The sales transaction closed on March 27, 2001. Hecla also intends to sell the remaining assets of the Colorado Aggregate division of MWCA, which is a wholly owned subsidiary of Hecla. As a result of Hecla's decision to sell the industrial minerals segment, it is now accounted for as discontinued operations. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

     Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including:

     -    potential asset sales,

     -    ability to repay indebtedness,

     - the timely development of existing properties and reserves and future projects,

     -    the impact of metal prices and metal production volatility,

     -    changing market conditions and the regulatory environment,

     -    limited access to capital markets, and

---------------------
(1) For definitions of certain mining terms used in this description, see "Glossary of Certain Mining Terms" at the end of Item 1 of this Form 10-K, page 30.

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

     During 2000, Hecla produced approximately 146,000 ounces of gold compared to approximately 110,000 ounces in 1999. The following table displays the actual gold production (in ounces) by operation for the years ended December 31, 2000, 1999 and 1998, and projected gold production for the year ending December 31, 2001:

                    Projected           Actual     Actual      Actual
                     Dec. 31,          Dec. 31,   Dec. 31,    Dec. 31,
Operation              2001              2000       1999        1998
------------     -----------------     --------   --------    --------

La Camorra(1)    100,000 - 110,000      93,000      17,000         - -

Greens Creek(4)    22,000 - 24,000      25,000      24,000      18,000

Rosebud(3)(4)                  - -      24,000      56,000      65,000

Other sources(2)    1,000 - 20,000       4,000      13,000      44,000
                 -----------------     -------     -------     -------

Totals           123,000 - 154,000     146,000     110,000     127,000
                 =================     =======     =======     =======

    (1) Production commenced under Hecla's ownership in October 1999 at the La Camorra mine.

    (2) Includes production from La Choya, the Saladillo project and other sources.

    (3) The Rosebud mine completed mining operations in July 2000 and milling operations in August 2000.

    (4)  Reflects Hecla's portion.

     In 2000, Hecla produced approximately 8.0 million ounces of silver compared to approximately 7.6 million ounces in 1999. The following table displays the actual silver production (in ounces) by operation for the years ended December 31, 2000, 1999 and 1998, and projected silver production for the year ending December 31, 2001 (in thousands):

                      Projected       Actual     Actual     Actual
                       Dec. 31,      Dec. 31,   Dec. 31,   Dec. 31,
Operation                2001          2000       1999       1998
------------        -------------    --------   --------   --------

Lucky Friday        4,700 - 5,100      5,012      4,441      4,137

Greens Creek        2,800 - 3,200      2,754      3,051      2,824

Rosebud                       - -         56        124        278

Other sources           0 - 1,000        177          1          6
                    -------------    -------    -------    -------

Totals              7,500 - 9,300      7,999      7,617      7,245
                    =============    =======    =======    =======

     In 2000, Hecla's shipments from the Kentucky-Tennessee Clay group, which included ball clay, kaolin and feldspar, increased to approximately 1,078,000 tons from 1,072,000 tons of product in 1999. During 2000, Hecla also shipped approximately 61,000 tons of specialty aggregates from the Colorado Aggregate division of its subsidiary MWCA, and approximately 130,000 cubic yards of landscape material from the Mountain West Products division of MWCA. On March 15, 2000, Hecla sold substantially all of the assets of its Mountain West Products division of MWCA for $8.5 million in cash. The sale of Mountain West Products resulted in a loss on disposal of $1.0 million. The proceeds from the sales transaction were used to pay down amounts outstanding under Hecla's previously existing revolving credit facility. On June 5, 2000, Hecla completed a sale of the landscape operations of the Colorado Aggregate division of MWCA for $1.1 million in cash. The sale of the Colorado Aggregate landscape operations did not result in a gain or loss. Hecla continues to pursue a sale of the remaining assets of the Colorado Aggregate division of MWCA, although there can be no assurance that Hecla will complete a sales transaction.

     On November 17, 2000, Hecla entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of K-T Clay and K-T Mexico, which included the ball clay and kaolin operations, for a price of $68.0 million. On January 18, 2001, Zemex U.S. Corporation failed to close on the transaction, and on January 22, 2001, Hecla brought suit against the parent, Zemex Corporation, for its subsidiary's failure to close on the purchase. Hecla is seeking damages from Zemex Corporation for the failure of its subsidiary to meet its obligations under the November 2000 agreement.

     On February 27, 2001, Hecla entered into an agreement with IMERYS USA, Inc., to sell K-T Clay, K-T Feldspar, K-T Mexico and related subsidiaries for $62.5 million, subject to a working capital adjustment. The sale transaction
closed on March 27, 2001.    Hecla anticipates recording a gain on this
transaction in the range of $11.0 to $13.0 million during the first quarter of 2001. Hecla utilized the proceeds from the sale of K-T Clay, K-T Feldspar and K-T Mexico to repay Hecla's $55.0 million term loan facility which was due on April 10, 2001, and to repay amounts outstanding under a $2.0 million revolving bank credit line. The remaining proceeds are available for possible metals expansion and for general corporate purposes.

Results of Operations

      With the Company's decision in November 2000 to dispose of the industrial minerals segment, this segment has been accounted for as a discontinued operation. Accordingly, the results of operations for all periods presented have been reclassified to reflect the discontinued operations. Although the Company does not anticipate a loss on the disposition of the entire segment, the disposal of the MWP division, which is part of the industrial minerals segment, was sold at a loss in March 2000. This loss has been recorded in the results of discontinued operations for the year ended December 31, 2000.

2000 Compared to 1999

     Hecla recorded a loss from continuing operations, before an extraordinary charge and preferred stock dividends, of approximately $84.8 million, or $1.27 per common share, in 2000 compared to a loss from continuing operations, before a cumulative effect of change in accounting principle and preferred stock dividends, of approximately $43.4 million, or $0.70 per common share, in 1999. After recognizing $1.5 million in income from discontinued operations, a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt, and $8.1 million (only $4.0 million of which has been declared and paid) in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for 2000 was approximately $92.0 million, or $1.38 per common share, compared to a loss of $48.0 million, or $0.77 per common share, in 1999 after recognition of $4.8 million in income from discontinued operations, a $1.4 million charge to write off unamortized start-up costs associated with the Greens Creek mine, and $8.1 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock. Although Hecla has failed to declare the dividend for the third and fourth quarters of 2000, because these dividends are cumulative, the effect of the undeclared dividends are reflected in the loss applicable to common shareholders.

     Adjustments to the carrying value of mining properties increased $40.0 million to $40.2 million in 2000 compared with an asset write-down totaling $0.2 million during 1999. In the fourth quarter of 2000, the Company recorded an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday mine property, plant and equipment in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adjustment was necessitated by continuing low silver and lead prices, combined with further declines in silver and lead prices during the fourth quarter of 2000. For the first nine months of 2000, silver averaged $5.08 per ounce and lead averaged $0.203 per pound. During the fourth quarter of 2000, silver decreased to an average of $4.75 per ounce and ended the year at $4.59 per ounce. Lead averaged $0.214 per pound during the fourth quarter and ended the year at $0.214 per pound. Hecla continues to evaluate all available alternatives for developing the next level of the Gold Hunter expansion area in the current metals price environment. Additionally, during the second quarter of 2000, Hecla recorded adjustments of $4.4 million for properties, plants and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the closure of the Rosebud mine previously announced by Hecla and Newmont, Hecla's joint-venture partner. The Rosebud mine completed mining activity in July 2000 and milling activities in August 2000.
At the Noche Buena property, Hecla suspended activities in 1999 due to the low price for gold. Based upon the continuation of the lower gold price, an adjustment to the carrying value of the Noche Buena property was recorded in the second quarter of 2000.

     Sales of products increased by approximately $2.1 million, or 2.9%, from $73.7 million in 1999 to $75.8 million in 2000, primarily due to:

     - increased sales of $8.0 million from gold operations principally as a result of the acquisition of the La Camorra mine in June 1999, partly offset by the completion of mining and milling activities at the Rosebud mine in August 2000, and

     - decreased sales totaling approximately $5.8 million from silver operations primarily due to lower lead and silver prices, partly offset by an increased zinc price and increased production of silver, lead and zinc.

     The following table compares the average metal prices for 2000 with 1999:

         Metal                    2000       1999     $ Change   % Change
----------------------------     -------    -------   --------   --------

Gold-Realized ($/oz.)            $   284    $   286   $    (2)      (1)%
Gold-London Final ($/oz.)            279        279       - -      - -
Silver-Handy & Harman ($/oz.)       5.00       5.25     (0.25)      (5)
Lead-LME Cash ($/pound)            0.206      0.228    (0.022)     (10)
Zinc-LME Cash ($/pound)            0.512      0.488     0.024        5


     Cost of sales and other direct production costs increased approximately $8.7 million, or 16%, from $54.4 million in 1999 to $63.1 million in 2000, primarily due to:

     - increased cost of sales from gold operations of $6.4 million due to the acquisition of the La Camorra mine in June 1999, partly offset by lower cost of sales at the Rosebud mine and the La Choya mine, both as a result of the completion of mining activities, and

     - increased cost of sales from silver operations of $2.2 million resulting from increased production of silver, lead and zinc at the Lucky Friday and Greens Creek mines.

      Cost of sales and other direct production costs as a percentage of sales increased from 73.9% in 1999 to 83.2% in 2000. The increase was principally a result of decreased margins in both the silver and gold segments. In the gold segment, decreased gold production and higher unit cash costs at the Rosebud mine negatively impacted the gross margin. In the silver segment, lower hedging revenues combined with lower average lead and silver prices led to the reduced margins.

     Depreciation, depletion and amortization decreased $0.6 million, or 3%, from $18.7 million in 1999 to $18.1 million in 2000, principally due to:

     - decreased depreciation at the Rosebud mine of $3.5 million due to completion of mining in July 2000 and milling in August 2000,

     - decreased depreciation at the La Choya mine of $1.2 million, due to completion of gold production in 1999 as a result of the completion of mining activity in December 1998,

     - decreased depreciation at the Lucky Friday mine of $0.2 million, and

     - increased depreciation at the La Camorra mine of $4.3 million as a result of a full year's production in 2000 as compared to three months of production in 1999.

      Exploration expense increased $0.8 million, or 14%, from $5.5 million in 1999 to $6.3 million in 2000. This increase is principally due to increased expenditures at the Saladillo property in Mexico of $0.8 million, increased exploration at the La Camorra mine of $0.6 million and increased expenditures at the Rosebud mine of $0.4 million. These increases were partly offset by decreased expenditures at the Cacique property of $0.4 million and other properties, principally in Mexico, of $0.6 million.

     Hecla's provision for closed operations and environmental matters decreased $10.1 million from $30.1 million in 1999 to $20.0 million in 2000. The decrease resulted principally from the 1999 environmental and reclamation expense totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek mine and the Bunker Hill Superfund site, which decreased to $12.2 million at Grouse Creek, $5.6 million at the Bunker Hill Superfund site and $2.2 million at various other properties in 2000.

      Interest expense increased $3.5 million in 2000 as compared to 1999, primarily the result of increased average borrowings including the $11.0 million of the La Camorra project financing put in place in June 1999, $3.0 million of subordinated debt that was outstanding for three additional months in 2000 and the $55.0 million term loan facility put in place in March 2000, replacing a prior revolving $55.0 million credit facility that was in place in 1999. Higher average interest rates and increased loan fees also contributed to the increase in interest expense as compared to 1999.

      Hecla recorded income from discontinued operations of approximately $1.5 million, or $0.02 per common share, in 2000 compared to income of approximately $4.8 million, or $0.08 per common share, in 1999. The decrease in 2000 compared to 1999 is primarily due to:

     - decreased sales totaling approximately $14.8 million, principally the result of decreased shipments at the MWCA group of $16.9 million after the sale of the Mountain West Products division of MWCA on March 15, 2000, and the sale of the landscape operations of Colorado Aggregate on
       June 5, 2000.   The decreases from MWCA were partly offset by increased
       sales of $2.1 million from the K-T Clay group,

     - a loss of $1.0 million on the sale of the Mountain West Products division of MWCA in 2000.

     - decreased cost of sales of $7.9 million, principally due to the partial sale of MWCA, partly offset by increased costs at the K-T Clay group resulting from increased sales and increased energy costs, and

     - 1999 adjustments of $4.4 million made to the carrying value of MWCA,

     An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of Hecla's previous $55.0 million revolving credit facility.

      A cumulative effect of change in accounting principle totaled $1.4 million in 1999, due to the write off of unamortized start-up costs relating to Hecla's 29.73% ownership interest in the Greens Creek mine. The adjustment was the result of the required application of Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities."

      Cash operating and total cash cost per gold ounce increased from $195 and $205 in 1999 to $208 and $211 in 2000, respectively. The increases in the cash operating and total cash cost per gold ounce were primarily attributable to higher costs per ounce at the Rosebud mine associated with mining of lower grade ore in 2000. Total production costs per gold ounce decreased from $298 per ounce in 1999 to $275 per ounce in 2000. The decrease in the total production cost per gold ounce was principally due to production from the lower cost La Camorra mine in 2000 and due to the write-down of the carrying value of the Rosebud mine in the second quarter of 2000, which eliminated the depreciation, depletion and amortization component of the total production cost per ounce at Rosebud in the third quarter of 2000.

      Cash operating, total cash and total production cost per silver ounce increased from $3.72, $3.72 and $5.25 in 1999 to $4.02, $4.02 and $5.49 in 2000,
respectively. The increases in the cost per silver ounce were due primarily to lower average lead prices which negatively impacted by-product credits partly offset by increased production and a favorable zinc price.

Results of Operations

1999 Compared to 1998

     Hecla recorded a loss from continuing operations, before the cumulative effect of a change in accounting principle and preferred stock dividends, of approximately $43.4 million, or $0.70 per common share, in 1999 compared to a net loss from continuing operations of approximately $4.7 million, or $0.08 per common share, in 1998. After income from discontinued operations, recognizing a $1.4 million charge from an accounting change to write off unamortized start-up costs associated with the Greens Creek mine, and after $8.1 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for 1999 was approximately $48.0 million, or $0.77 per common share, compared to a loss of $8.4 million, or $0.15 per common share, in 1998. The increased loss in 1999 compared to 1998 was due to a variety of factors, the most significant of which were 1999 environmental and reclamation accruals totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek mine and the Bunker Hill Superfund site.

     Sales of products decreased by approximately $1.4 million, or 2%, from $75.1 million in 1998 to $73.7 million in 1999, primarily due to:

     - decreased sales of $9.2 million from gold operations, principally a result of completion of mining operations at the La Choya mine in December 1998, lower gold production in 1999 at the Rosebud mine and a lower gold price in 1999. These factors were partly offset by increased sales from the La Camorra mine acquired in 1999, and

     - increased sales totaling approximately $7.8 million from silver operations, primarily as a result of increased production and shipments at the Lucky Friday and Greens Creek mines.

     The following table compares the average metal prices for 1999 with 1998:

         Metal                  1999       1998      $ Change  % Change
 ---------------------         -------    -------    --------  --------

Gold-Realized ($/oz.)          $   286    $   301    $   (15)   (5.0)%
Gold-London Final ($/oz.)          279        294        (15)   (5.1)
Silver-Handy & Harman ($/oz.)     5.25       5.53      (0.28)   (5.1)
Lead-LME Cash ($/pound)          0.228      0.240     (0.012)   (5.0)
Zinc-LME Cash ($/pound)          0.488      0.465      0.023     4.9


     Cost of sales and other direct production costs decreased approximately $0.4 million from $54.8 million in 1998 to $54.4 million in 1999, primarily due to:

     - decreased cost of sales at the La Choya mine of $5.7 million due to the completion of mining in December 1998,

     - decreased cost of sales at the Rosebud mine of $0.8 million due to decreased tons mined and milled,

     - elimination of cost of sales at the American Girl mine of $0.8 million due to final gold sales in 1998,

     - decreased cost of sales at the Greens Creek mine of $0.5 million, principally due to the timing of concentrate shipments,

     - increased cost of sales at the La Camorra mine of $3.9 million in 1999 as a result of Hecla's purchase of the La Camorra mine in June 1999, and

     - increased cost of sales at the Lucky Friday mine of $3.5 million, or 18%, due to an 18% increase in tons milled.

     Cost of sales and other direct production costs as a percentage of sales increased from 73.0% in 1998 to 73.9% in 1999. The increase was principally a result of decreased margins in the gold segment, partly offset by improved margins in the silver segment.

     Depreciation, depletion and amortization increased $1.5 million, or 9%, from $17.2 million in 1998 to $18.7 million in 1999, principally due to:

     - increased depreciation at the La Camorra mine of $0.9 million as a result of Hecla's purchase of La Camorra in June 1999,

     - increased depreciation at the Greens Creek mine of $0.7 million due to increased production in the 1999 period,

     - increased depreciation at the Lucky Friday mine of $0.6 million due to increased production in the 1999 period, and

     - decreased depreciation at the Rosebud mine of $0.8 million due to decreased gold production in the 1999 period.

     Exploration expense increased $1.5 million, or 37%, from $4.1 million in 1998 to $5.5 million in 1999, principally due to increased expenditures in Mexico of $1.5 million, primarily at the Saladillo property acquired by Hecla in the Monarch Resources Investments Limited purchase, and at the Rosebud mine of $0.4 million. These increases were partly offset by decreased expenditures at other South American targets of $0.8 million.

     Interest and other income decreased approximately $0.9 million, from $5.9 million in the 1998 period to $5.0 million in 1999. The decrease in 1999 was principally the result of decreased gains on sale of land located near Hecla's corporate headquarters in Coeur d'Alene, Idaho, of $2.3 million, partly offset by a $1.3 million gain on the sale of the corporate airplane in 1999.

     Gain on investments decreased $1.2 million from a gain in 1998 of $1.1 million to a loss in 1999 of $0.1 million. The gain in 1998 was primarily a result of the sale of Metaline Contact Mine stock which was nonrecurring in 1999.

     Interest expense, net of amounts capitalized, increased $2.3 million in 1999 as compared to the same period in 1998. The increase was the result of decreased capitalized interest of $0.9 million, associated with the Lucky Friday expansion project in 1998, interest and fees associated with project financing and subordinated debt utilized for the acquisition of Monarch of $0.7 million and increased interest expense under Hecla's revolving bank loan of $0.6 million as a result of higher borrowings.

     Income tax benefit decreased approximately $0.7 million, from $1.1 million in 1998 to $0.4 million in the 1999 period. The decreased benefit is primarily related to the lower benefits achieved from the carryback of certain 1998 expenditures to reduce U.S. income taxes previously provided.

     Income from discontinued operations increased $0.4 million from $4.4 million in 1998 to $4.8 million in 1999. The increase in income in 1999 is principally due to increased gross profit from MWCA of $2.4 million and from K-T Clay of $1.8 million, and decreased exploration of $0.4 million, partly offset by a write-down of the carrying value of MWCA of $4.4 million.

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

Financial Condition and Liquidity

     A substantial portion of Hecla's revenue is derived from the sale of products, the prices of which are affected by numerous factors beyond Hecla's control. Prices may change dramatically in short periods of time and such changes have a significant effect on revenues, profitability and liquidity of Hecla. Hecla is also subject to many of the same inflationary pressures as the U.S. economy in general. Hecla continues to seek and implement cost-cutting measures in an effort to reduce per unit production costs. Management believes, however, that Hecla may not be able to continue to offset the impact of inflation over the long term through cost reductions alone. Market prices for products produced by Hecla have a much greater impact than inflation on Hecla's revenues and profitability. Moreover, the discovery, development and acquisition of mineral properties are in many instances unpredictable events. Future metals prices, the success of exploration programs, changes in legal and regulatory requirements and other property transactions can have a significant impact on the need for capital (see "Investment Considerations" in this Form 10-K).

     At December 31, 2000, assets totaled approximately $194.8 million and shareholders' equity totaled approximately $44.7 million. Cash and cash equivalents decreased by $1.3 million from $2.7 million at the end of 1999 to $1.4 million at December 31, 2000. The cash balance at December 31, 2000, excludes approximately $1.7 million in cash at Hecla's industrial mineral operations which is included in "Net assets of discontinued operations" on Hecla's balance sheet. During 2000, operating activities used approximately $5.7 million of cash. Significant uses of cash included cash required for reclamation and environmental expenditures and other noncurrent liabilities of

$9.5 million, cash paid for interest of $8.4 million, funding of general and administrative expenses of $7.3 million and funding of exploration expenditures of $6.3 million. The primary sources of cash were from the industrial minerals operations, the Greens Creek mine, the La Camorra mine and via reduced accounts and notes receivable. Principal noncash charges included reduction in carrying value of mining properties for the Lucky Friday mine, the Rosebud mine and the Noche Buena property of $40.2 million, depreciation, depletion and amortization of $22.4 million, provisions for reclamation and closure costs of $17.6 million, a $1.0 million loss on disposal of discontinued operations, an extraordinary charge of $0.6 million for the write off of debt issuance costs related to extinguished debt and a gain on the disposition of plant, property and equipment of $1.5 million.

     Investing activities required $1.2 million of cash during 2000. The significant uses of cash included $15.2 million for capital expenditures, including significant additions at the Greens Creek mine of $4.8 million, the La Camorra mine of $4.5 million, K-T Mexico of $2.9 million and at the Lucky Friday mine of $1.8 million. The major sources of cash were proceeds from the sale of discontinued operations of $9.6 million, proceeds from the sale of properties, plants and equipment of $2.7 million and proceeds from investment sales and receipt of cash surrender value of life insurance policies of $1.4 million.

     Financing activities provided $5.6 million of cash during 2000. The major source of cash was borrowings on debt of $80.5 million. This source of cash was partially offset by repayments on debt of $67.1 million and payment of preferred stock dividends of $6.0 million. In order to preserve cash, Hecla did not declare and pay the third and fourth quarter 2000 dividends to holders of Hecla's preferred stock.

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. Proceeds from the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to fund a restricted account to repay revenue bonds, to repay the subordinated debt and to fund general corporate purposes. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Interest rates are based on LIBOR plus 2.25%. At December 31, 2000, $55.0 million was outstanding under the new term loan facility and classified as current portion of long-term debt.

     On June 30, 2000, Hecla entered into a new $3.0 million subordinated debt facility. Proceeds from the subordinated debt were available for general corporate purposes. Interest rates are based on LIBOR plus a margin of 4.0%. The loan is to be repaid in equal installments on June 30, 2003, December 31, 2003, and June 30, 2004.

     On October 12, 2000, Hecla entered into a $2.0 million revolving credit facility through January 15, 2001. The term of the revolving facility was subsequently extended through April 1, 2001. This revolving credit facility is collateralized by Hecla's corporate office building. As of December 31, 2000, $1.0 million was outstanding under the revolving credit facility.

     At December 31, 2000, Hecla's wholly owned subsidiary, Hecla Resources Investments Limited (HRIL), had $10.3 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At December 31, 2000, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At December 31, 2000, $7.0 million of the project financing debt was classified as long-term debt, with the remaining $3.3 million classified as current portion of long-term debt.

     Hecla currently estimates that capital expenditures in 2001 will be in the range of $8.0 to $10.0 million, principally for expenditures at the Greens Creek and La Camorra mines. Expenditures for environmental remediation and reclamation are estimated in the range of $10.0 million to $14.0 million, principally for activities at the Grouse Creek property and the Bunker Hill Superfund site. Hecla also estimates that exploration expenditures in 2001 will be in the range of $1.5 million to $3.0 million for expenditures at the Saladillo property in Mexico, the Greens Creek mine and the La Camorra mine. These expenditures will be dependent upon Hecla's ability to generate sufficient operating cash flows, proceeds generated from the potential sale of assets and
possible offerings of equity and/or debt securities.   There can be no assurance
that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

     Reserves for closure costs, reclamation and environmental matters totaled $58.7 million at December 31, 2000. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors. As of January 31, 2001, Hecla has not declared and paid the equivalent of two quarterly dividends. Holders of the Preferred Shares have no voting rights except if Hecla does not declare and pay the equivalent of six quarterly dividends. If these dividends are not paid, the holders of Preferred Shares, voting as a class, shall be entitled to elect two additional directors. The holders of Preferred Shares also have voting rights related to certain amendments to Hecla's Articles of Incorporation.

     At December 31, 2000, Hecla had negative working capital of $15.8 million and an accumulated deficit of $366.5 million. Hecla's current assets included $44.0 million of net assets of discontinued operations and current liabilities included $57.0 million of long-term debt which was due in April 2001. In March 2001, Hecla sold the majority of the subsidiaries which represented the discontinued operations including K-T Clay, K-T Feldspar, and K-T Mexico for $62.5 million and used the proceeds to pay off the $57.0 million debt. Additionally, in order to provide Hecla additional liquidity, Hecla is currently evaluating a number of financing alternatives including debt financing, sale of royalty interest, and equity issuance. Hecla currently anticipates completing one or more financing alternatives during 2001. Proceeds from these planned financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of MWCA-Colorado Aggregate Division which had $2.9 million of net assets at December 31, 2000. There can be no assurance that Hecla will be successful in obtaining financing or in completing a sales transaction for the remaining assets of the MWCA-Colorado Aggregate Division.

     Based upon Hecla's estimate of metals prices and metals production for 2001, Hecla currently believes that its operating cash flows, the cash proceeds from the sale of K-T Clay, K-T Feldspar and K-T Mexico, proceeds from planned financings, and the anticipated proceeds from the sale of the remaining assets of the MWCA-Colorado Aggregate Division will be adequate to fund anticipated minimum capital expenditures, idle property expenditures, and exploration expenditures in 2001. Cash flows from operations, however, could be significantly impacted if the market price of gold, silver, zinc and lead fluctuate. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer certain planned capital and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

     Hecla brought suit in January 2001 against Zemex Corporation of Toronto, Canada, under its guarantee for its subsidiary Zemex U.S. Corporation's failure to close on the sale of K-T Clay and K-T Mexico. Hecla had announced the agreed upon sale in November 2000 for $68.0 million and is seeking damages incurred for Zemex U.S. Corporation's failure to purchase K-T Clay and K-T Mexico as agreed.

     On August 21, 2000, Hecla was notified by the New York Stock Exchange
(NYSE) that Hecla had fallen below NYSE listing criteria because the common stock price had been under $1.00 per share for more than 30 days, and that Hecla had six months to increase the stock price of its common stock to above $1.00 per share. Hecla's stock price did not increase to an average closing price of $1.00 or more per share for a 30-day period at the end of the six-month notification period. Hecla notified the NYSE that it will be seeking shareholders' approval of a reverse split of common stock at the next annual meeting to give Hecla the option to increase its common stock price to meet NYSE's requirement and remain on the NYSE. Due to other NYSE listing criteria, there can be no assurance that Hecla will be able to maintain the listing of its common stock on the NYSE.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of December 31, 2000, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the current market capitalization of the Company, there can be no assurance as to the availability of this Registration Statement.

     For information on hedged positions and derivative instruments, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk."

     Hecla is subject to legal proceedings and claims that have not been finally adjudicated (see Part II, Item 3, Legal Proceedings and Note 9 of Notes to Consolidated Financial Statements). The ultimate disposition of these matters and various other pending legal actions and claims are not presently determinable. However, an adverse determination in certain of these matters may have a material adverse effect on the financial position of Hecla and its subsidiaries.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended in June 2000 with the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which Hecla adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

     At December 31, 2000, Hecla's hedging contracts, used to reduce exposure to precious metal prices, consisted of forward sales contracts and a gold lease rate swap. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts, as such Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138, and as a result these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla recorded a cumulative effect of a change in accounting principle in other comprehensive loss of approximately $0.1 million loss related to the gold lease rate swap upon adoption of SFAS No. 133 on January 1, 2001.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative instruments held by Hecla at December 31, 2000, which are sensitive to changes in interest rates and commodity prices. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of this Form 10-K).

Interest-Rate Risk Management

     At December 31, 2000, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at December 31, 2000, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.


                                                    (in thousands)

                                              Expected Maturity Date
                                ------------------------------------------------                                 Fair
                                   2001         2002         2003         2004      Thereafter     Total        Value
                                ---------    ---------    ---------    ---------    ----------   ---------    ---------


  Bank credit agreement         $  55,000    $     - -    $     - -    $     - -    $     - -    $  55,000    $  55,000

  Average interest rate              8.30%         - -          - -          - -          - -

  Subordinated debt             $     - -    $     - -    $   2,000    $   1,000    $     - -    $   3,000    $   3,000

  Average interest rate              9.79%        9.69%        9.93%       10.11%         - -

  Project financing debt        $   3,250    $   3,000    $   3,000    $   1,000    $     - -    $  10,250    $  10,250

  Average interest rate              8.29%        8.19%        8.43%        8.61%         - -

  Revolving credit facility     $   1,024          - -          - -          - -          - -    $   1,024    $   1,024

  Average interest rate              10.5%         - -          - -          - -          - -


Commodity-Price Risk Management

Hedging

     Hecla uses commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. All of these contracts were designated as hedges at December 31, 2000.

     The following table provides information about Hecla's forward sales commitments and commodity swap contracts at December 31, 2000. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between January 31, 2001 and December 31, 2004.

                               Expected     Expected     Expected    Expected    Estimated
                               Maturity     Maturity     Maturity    Maturity      Fair
                                 2001         2002         2003        2004        Value
                               ---------    ---------    ---------   ---------   ---------
Forward contracts:
Gold sales (ounces)               62,010       60,428       59,802      48,928
Future price (per ounce)       $     288    $     288    $     288   $     288
Contract amount (in $000's)    $  17,874    $  17,418    $  17,238   $  14,103   $ (1,935)


     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 215,611 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the Gold Lease Rate Swap at December 31, 2000, was $136,174.

Trading

     On July 30, 1999, Hecla sold call options for 300,000 ounces of silver through June 30, 2000, at an average strike price of $5.50. Hecla sold the call options to provide additional cash flow. The sale of the options are designed to provide some price protection, to the extent of the amount of the call premium received, in the event of a decline in the price of silver. These contracts also limit the maximum that Hecla may receive on a portion of Hecla's silver production to the strike price of the options plus the premium received. During 2000, Hecla recognized revenue of $66,000 from expired call option contracts. There are no call options outstanding at December 31, 2000.

Item 8.        Financial Statements and Supplementary Data.

     See Item 14 of this report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this Item 8.

                                               Selected Quarterly Data
                                  (dollars in thousands except for per share amounts)
                                    First       Second       Third        Fourth
 2000                              Quarter      Quarter      Quarter      Quarter       Total
 -------------------------        ---------    ---------    ---------    ---------    ---------



 Sales of products(A)             $  17,628    $  21,005    $  20,044    $  17,173    $  75,850
 Gross loss(A)                    $  (1,145)   $  (1,252)   $     (82)   $  (2,850)   $  (5,329)
 Net loss                         $  (7,319)   $ (16,712)   $  (3,622)   $ (56,312)   $ (83,965)
 Preferred stock dividends        $  (2,012)   $  (2,013)   $  (2,013)   $  (2,012)   $  (8,050)
 Loss applicable to
   common shareholders            $  (9,331)   $ (18,725)   $  (5,635)   $ (58,324)   $ (92,015)
 Basic and diluted loss
   per common share               $   (0.14)   $   (0.28)   $   (0.08)   $   (0.87)   $   (1.38)

 1999
 -------------------------
 Sales of products(A)             $  18,959    $  17,390    $  17,298    $  20,056    $  73,703
 Gross profit (loss)(A)           $   1,514    $     966    $    (558)   $  (1,316)   $     606
 Net income (loss)                $  (1,499)   $   2,335    $ (34,002)   $  (6,824)   $ (39,990)
 Preferred stock dividends        $  (2,012)   $  (2,013)   $  (2,013)   $  (2,012)   $  (8,050)
 Income (loss) applicable to
   common  shareholders           $  (3,511)   $     322    $ (36,015)   $  (8,836)   $ (48,040)
 Basic and diluted income
   (loss) per common share        $   (0.06)   $    0.01    $   (0.54)   $   (0.13)   $   (0.77)


(A) In November 2000, the Company decided to sell its industrial mineral operations. As such, the industrial minerals segment is accounted for as a discontinued operation, and the above amounts have been restated to reflect the accounting treatment of the industrial minerals segment as a discontinued operation.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                            Part III

Item 10.       Directors and Executive Officers of the Registrant.

     Information with respect to directors and executive officers of Hecla is set forth as follows:

                     Age at
                     June 8,   Director        Position and Committee
Board of Directors    2001       Since              Assignments
-------------------  ------    --------    -----------------------------

Arthur Brown           60        1983      Chairman of the Board,
                                           President and Chief Executive
                                           Officer of Hecla Mining
                                           Company (1,6)

John E. Clute          66        1981      Dean of Gonzaga University
                                           School of Law (1,4,5)

Joe Coors, Jr.         59        1990      Retired Chairman of the Board
                                           and CEO of CoorsTec, Inc. (2,3,5)

Ted Crumley            56        1995      Senior Vice President and
                                           Chief Financial Officer of
                                           Boise Cascade Corporation  (1,2,5)

Leland Erdahl          72        1984      Former President and Chief
                                           Executive Officer of Ranchers
                                           Exploration and Development
                                           Corporation and retired Chief
                                           Financial Officer of Amax
                                           Gold, Inc. (1,4,5,7)

Charles L. McAlpine    67        1989      Former President of Arimathaea
                                           Resources Inc. and former
                                           President of Campbell
                                           Chibougamau Mines Ltd. (3,4,7)

Jorge E. Ordonez C.    61        1994      President and Chief Executive
                                           Officer of Ordonez Profesional
                                           S.C., Vice President of Minera
                                           Montoro, S.A. de C.V. (2,3,4,7)

Paul A. Redmond        64       1988-94    Retired Chairman and Chief
                                 1998      Executive Officer of
                                           Washington Water Power (now
                                           Avista Corp.) (1,4,5)

     Additional information with respect to the directors of Hecla is set forth under the caption "Election of Directors" in Hecla's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on June 8, 2001, (the Proxy Statement), which information is incorporated herein by reference.

                         Age at
                        June 8,
  Executive Officers     2001        Position and Term Served
  ------------------    --------   --------------------------------

  William B. Booth         50      Vice President - Environmental
                                   and Public Affairs since May
                                   2000; Vice President - Investor
                                   and Public Affairs from May 1994
                                   to May 2000; various administrative
                                   functions with Hecla since
                                   December 1985.

  Arthur Brown             60      Chairman since June 1987; Chief
                                   Executive Officer since May
                                   1987; President since May 1986.

  J. Gary Childress        53      Vice President - Industrial
                                   Minerals since February 1994;
                                   President and General Manager of
                                   Kentucky-Tennessee Clay Company
                                   from 1987 to 1994.

  Vicki J. Veltkamp        44      Vice President - Investor and
                                   Public Relations since May 2000;
                                   various administrative functions
                                   with Hecla from 1988 to 1993,
                                   and 1995 to 2000.

  Michael B. White         50      Vice President - General Counsel
                                   and Secretary since May 1992;
                                   Secretary since November 1991;
                                   Assistant Secretary from March
                                   1981 to November 1991; General
                                   Counsel since June 1986.

  David F. Wolfe           57      Treasurer since May 1997;
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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  (1)  Financial Statements

               See Index to Financial Statements on Page F-1

     (a)  (2)  Financial Statement Schedules

               See Index to Financial Statements on Page F-1

     (a)  (3)  Exhibits

               See Exhibit Index following the financial statements

     (b)       Reports on Form 8-K

               Form 8-K dated November 10, 2000, filed on November 14, 2000, related to a News Release for deferral of the January 1, 2001, preferred dividend payment

               Form 8-K dated November 17, 2000, filed on November 28, 2000, related to stock purchase agreement between Hecla Mining Company and Zemex U.S. Corporation

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2001.

                              HECLA MINING COMPANY


                              By   /s/ Arthur Brown
                                ------------------------------
                                 Arthur Brown, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Arthur Brown         4/11/2001     /s/ Paul A. Redmond    4/11/2001
----------------------------------     --------------------------------
Arthur Brown             Date          Paul A. Redmond        Date
Chairman and Director                  Director
(principal executive officer)


/s/ Lewis E. Walde      4/11/2001     /s/ Theodore Crumley   4/11/2001
---------------------------------     --------------------------------
Lewis E. Walde           Date          Theodore Crumley       Date
Controller                             Director
(principal accounting officer)


/s/ Allan J. Lang        4/11/2001     /s/ Leland O. Erdahl   4/11/2001
----------------------------------     --------------------------------
Allan J. Lang            Date          Leland O. Erdahl       Date
Director of Finance                    Director
(principal financial officer)


/s/ John E. Clute        4/11/2001     /s/ Charles L. McAlpine 4/11/2001
----------------------------------     ---------------------------------
John E. Clute            Date          Charles L. McAlpine     Date
Director                               Director


/s/ Joe Coors, Jr.       4/11/2001     /s/ Jorge E. Ordonez   4/11/2001
----------------------------------     --------------------------------
Joe Coors, Jr.           Date          Jorge E. Ordonez       Date
Director                               Director

                          Index to Financial Statements



                                                                          Page
Financial Statements

 Report of Independent Accountants

 Consolidated Balance Sheets at December 31, 2000 and 1999

 Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998

 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998

 Consolidated Statements of Changes in Shareholders' Equity for the
   Years Ended December 31, 2000, 1999 and 1998

 Notes to Consolidated Financial Statements



Financial Statement Schedules*






*Financial statement schedules
  have been omitted as not applicable

Report of Independent Accountants




The Board of Directors and Shareholders of
Hecla Mining Company



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Hecla Mining Company and its subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in 1999 as required by a Statement of Position issued by the American Institute of Certified Public Accountants.







/s/ PricewaterhouseCoopers LLP

Spokane, Washington
March 28, 2001

                      Hecla Mining Company and Subsidiaries

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   __________

                                                                              December 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                       ----------     ----------
                                ASSETS

Current assets:
  Cash and cash equivalents                                            $    1,373     $    2,719
  Accounts and notes receivable                                            11,164         29,202
  Inventories                                                              11,269         24,033
  Other current assets                                                      2,105          2,548
  Net assets of discontinued operations                                    44,057            - -
                                                                       ----------     ----------
    Total current assets                                                   69,968         58,502
Investments                                                                   502          2,130
Restricted investments                                                      6,268          5,998
Properties, plants and equipment, net                                     108,343        191,026
Other noncurrent assets                                                     9,755         10,701
                                                                       ----------     ----------

    Total assets                                                       $  194,836     $  268,357
                                                                       ==========     ==========

                              LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                                $    7,520     $   12,135
  Accrued payroll and related benefits                                      4,732          4,394
  Preferred stock dividends payable                                           - -          2,012
  Current portion of long-term debt                                        59,274            782
  Accrued taxes                                                             2,188          2,369
  Current portion of accrued reclamation and closure costs                 12,060          8,384
                                                                       ----------     ----------
    Total current liabilities                                              85,774         30,076
Deferred income taxes                                                         300            300
Long-term debt                                                             10,041         55,095
Accrued reclamation and closure costs                                      46,650         40,941
Other noncurrent liabilities                                                7,326          9,244
                                                                       ----------     ----------
    Total liabilities                                                     150,091        135,656
                                                                       ----------     ----------

Commitments and contingencies (Notes 1, 4, 8 and 9)

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
  issued and outstanding - 2,300,000 shares,
  liquidation preference $119,025                                             575            575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 2000 - 66,859,752 shares, issued 1999 -  66,844,575 shares        16,715         16,711
Capital surplus                                                           400,236        400,205
Accumulated deficit                                                      (366,523)      (278,533)
Accumulated other comprehensive loss                                       (4,858)        (4,871)
Less stock held by grantor trust; 2000 - 139,467 common shares,
  1999 - 132,290 common shares                                               (514)          (500)
Less treasury stock, at cost; 2000 - 62,114 common shares,
  1999 - 62,111 common shares                                                (886)          (886)
                                                                       ----------     ----------

    Total shareholders' equity                                             44,745        132,701
                                                                       ----------     ----------

    Total liabilities and shareholders' equity                         $  194,836     $  268,357
                                                                       ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.


                      Hecla Mining Company and Subsidiaries

      Consolidated Statements of Operations and Comprehensive Income (Loss)
           (Dollars and shares in thousands, except per share amounts)
                                   __________

                                                                                      Year Ended December 31,
                                                                           ----------------------------------------
                                                                              2000           1999           1998
                                                                           ----------     ----------     ----------


Continuing operations:
Sales of products                                                          $   75,850     $   73,703     $   75,108
                                                                           ----------     ----------     ----------

Cost of sales and other direct production costs                                63,088         54,435         54,812
Depreciation, depletion and amortization                                       18,091         18,662         17,170
                                                                           ----------     ----------     ----------
                                                                               81,179         73,097         71,982
                                                                           ----------     ----------     ----------
    Gross profit (loss)                                                        (5,329)           606          3,126
                                                                           ----------     ----------     ----------


Other operating expenses:
  General and administrative                                                    7,303          7,121          7,181
  Exploration                                                                   6,332          5,540          4,053
  Depreciation and amortization                                                   282            321            389
  Provision for closed operations and environmental matters                    20,029         30,100            734
  Reduction in carrying value of mining properties                             40,240            175            - -
                                                                           ----------     ----------     ----------
                                                                               74,186         43,257         12,357
                                                                           ----------     ----------     ----------
    Loss from operations                                                      (79,515)       (42,651)        (9,231)
                                                                           ----------     ----------     ----------

Other income (expense):
  Interest and other income                                                     4,609          5,028          5,895
  Miscellaneous expense                                                        (1,809)        (1,487)        (1,307)
  Gain (loss) on investments                                                      - -            (96)         1,136
  Interest expense:
    Interest costs                                                             (8,119)        (4,607)        (3,269)
    Less amount capitalized                                                       - -             19            959
                                                                           ----------     ----------     ----------
                                                                               (5,319)        (1,143)         3,414
                                                                           ----------     ----------     ----------
Loss from continuing operations before income taxes, extraordinary charge and cumulative effect of change
  in accounting principle                                                     (84,834)       (43,794)        (5,817)
Income tax benefit (provision)                                                    (13)           403          1,143
                                                                           ----------     ----------     ----------
Loss from continuing operations before extraordinary charge, and
  cumulative effect of change in accounting principle                         (84,847)       (43,391)        (4,674)
Discontinued operations:
  Income, net of income tax                                                     2,572          4,786          4,374
  Loss on partial disposal, net of income tax                                  (1,043)           - -            - -
Extraordinary charge, net of income tax                                          (647)           - -            - -
Cumulative effect of change in accounting principle, net of income tax            - -         (1,385)           - -
                                                                           ----------     ----------     ----------
Net loss                                                                      (83,965)       (39,990)          (300)
Preferred stock dividends                                                      (8,050)        (8,050)        (8,050)
                                                                           ----------     ----------     ----------
Loss applicable to common shareholders                                        (92,015)       (48,040)        (8,350)
                                                                           ----------     ----------     ----------

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities                                          13             13           (115)
  Reclassification adjustment for losses included in net loss                     - -             96             96
  Minimum pension liability adjustment                                            - -            289           (289)
                                                                           ----------     ----------     ----------
Other comprehensive income (loss)                                                  13            398           (308)
                                                                           ----------     ----------     ----------
Comprehensive loss applicable to common shareholders                       $  (92,002)    $  (47,642)    $   (8,658)
                                                                           ==========     ==========     ==========

Basic and diluted income (loss) per common share:
Loss from continuing operations                                            $    (1.39)    $    (0.83)    $    (0.23)
Income from discontinued operations                                              0.02           0.08           0.08
Extraordinary charge                                                            (0.01)           - -            - -
Cumulative effect of change in accounting principle                               - -          (0.02)           - -
                                                                           ----------     ----------     ----------
Basic and diluted loss per common share                                    $    (1.38)    $    (0.77)    $    (0.15)
                                                                           ==========     ==========     ==========

Weighted average number of common shares outstanding                           66,791         62,347         55,101
                                                                           ==========     ==========     ==========


The accompanying notes are an integral part of the consolidated financial statements.


                      Hecla Mining Company and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   __________

                                                                                      Year Ended December 31,
                                                                             --------------------------------------
                                                                                2000          1999          1998
                                                                             ----------    ----------    ----------

Operating activities:
  Net loss                                                                   $  (83,965)   $  (39,990)   $     (300)
  Noncash elements included in net loss:
   Depreciation, depletion and amortization                                      22,363        23,738        22,595
   Cumulative effect of change in accounting principle                              - -         1,385           - -
   Extraordinary item                                                               647           - -           - -
   Loss on partial sale of discontinued operations                                1,043           - -           - -
   Gain on disposition of properties, plants and equipment                       (1,460)       (2,133)       (2,648)
   Loss (gain) on investments                                                       - -            96        (1,136)
   Reduction in carrying value of mining properties                              40,240         4,577           - -
   Provision for reclamation and closure costs                                   17,601        28,614           581
   Change in net assets of discontinued operations                                1,347           - -           - -
Change in assets and liabilities:
   Accounts and notes receivable                                                  6,486        (1,691)       (1,474)
   Income tax refund receivable                                                     - -         1,079          (294)
   Inventories                                                                     (108)         (317)         (641)
   Other current and noncurrent assets                                              100        (1,324)       (1,747)
   Accounts payable and accrued expenses                                         (1,266)       (4,788)         (478)
   Accrued payroll and related benefits                                             669         1,542           416
   Accrued taxes                                                                     97         1,597          (244)
   Accrued reclamation and closure cost and other noncurrent liabilities         (9,528)       (9,429)      (12,587)
                                                                             ----------    ----------    ----------
  Net cash provided (used) by operating activities                               (5,734)        2,956         2,043
                                                                             ----------    ----------    ----------

Investing activities:
  Proceeds from partial sale of discontinued operations                           9,562           - -           - -
  Purchase of Monarch Resources Investments Limited, net of
   cash acquired                                                                    - -        (9,183)          - -
  Additions to properties, plants and equipment                                 (15,210)      (13,467)      (22,495)
  Proceeds from disposition of properties, plants and equipment                   2,671         2,476         3,733
  Proceeds from the sale of investments                                             283           311         1,294
  Decrease (increase) in restricted investments                                    (270)          333         1,595
  Purchase of investments and change in cash surrender
   value of life insurance, net                                                   1,354            54          (734)
  Other, net                                                                        381           133           399
                                                                             ----------    ----------    ----------
  Net cash used by investing activities                                          (1,229)      (19,343)      (16,208)
                                                                             ----------    ----------    ----------

Financing activities:
  Common stock issued for warrants and stock option plans                            35           277            54
  Issuance of common stock, net of offering costs                                   - -        11,865           - -
  Dividends paid on preferred stock                                              (6,037)       (8,050)       (8,050)
  Payments for debt issuance costs                                               (1,811)       (1,255)          - -
  Borrowings against cash surrender value of life insurance                         - -           925           - -
  Borrowings on long-term debt                                                   80,524        54,063        44,531
  Repayments on long-term debt                                                  (67,094)      (41,199)      (23,684)
                                                                             ----------    ----------    ----------
  Net cash provided by financing activities                                       5,617        16,626        12,851
                                                                             ----------    ----------    ----------

Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents                           (1,346)          239        (1,314)
  Cash and cash equivalents at beginning of year                                  2,719         2,480         3,794
                                                                             ----------    ----------    ----------
  Cash and cash equivalents at end of year                                   $    1,373    $    2,719    $    2,480
                                                                             ==========    ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during year for:
   Interest, net of amount capitalized                                       $    8,376    $    4,377    $    1,784
                                                                             ==========    ==========    ==========
   Income tax payments (refunds), net                                        $       54    $     (847)   $      439
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


                      Hecla Mining Company and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

              For the Years Ended December 31, 2000, 1999 and 1998
           (Dollars and shares in thousands, except per share amounts)
                                 _______________

                                                                                            Accumulated    Stock
                               Preferred Stock    Common Stock                                 Other      Held by
                               ---------------- -----------------   Capital   Accumulated  Comprehensive  Grantor  Treasury
                               Shares   Amount  Shares   Amount     Surplus     Deficit        Loss        Trust     Stock
                               ------  -------- ------  ---------  ---------  -----------  -------------  -------  --------

Balances, December 31, 1997    2,300   $  575   55,156   $ 13,789  $ 373,966  $ (221,143)  $  (4,961)     $  - -   $ (886)
 Net loss                                                                           (300)
 Preferred stock dividends
   ($3.50 per share)                                                              (8,050)
 Stock issued under stock
  option plans                                       2          1         11
 Stock issued to directors                           9          2         40
 Other comprehensive loss                                                                       (308)
                               -----   ------   ------   --------  ---------  ----------   ---------      ------   ------

Balances, December 31, 1998    2,300      575   55,167     13,792    374,017    (230,493)     (5,269)        - -     (886)
 Net loss                                                                        (39,990)
 Preferred stock dividends
   ($3.50 per share)                                                              (8,050)
 Stock issued for cash,
   net of issuance costs                         4,739     1,184     10,681
 Stock issued under stock
   option and warrant plans                         99        25        232
 Stock issued to directors                           8         2         18
 Stock issued in connection
   with acquisition of Monarch
   Resources Investments
   Limited                                       6,700     1,675     14,290
 Stock issued and held by
   grantor trust                                   132        33        967                                 (500)
 Other comprehensive income                                                                      398
                               -----   ------    ------  --------  ---------  ----------   ---------      ------   ------

Balances, December 31, 1999    2,300      575    66,845    16,711    400,205    (278,533)     (4,871)       (500)    (886)
 Net loss                                                                        (83,965)
 Preferred stock dividends
   ($1.75 per share)                                                              (4,025)
 Stock issued to directors                            8         2         19
 Stock issued and held by
   grantor trust                                      7         2         12                                 (14)
 Other comprehensive income                                                                       13
                               -----   ------    ------  --------  ---------  ----------   ---------      ------   ------
Balances, December 31, 2000    2,300   $  575    66,860  $ 16,715  $ 400,236  $ (366,523)  $  (4,858)     $ (514)  $ (886)
                               =====   ======    ======  ========  =========  ==========   =========      ======   ======


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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

     Certain consolidated financial statement amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net loss, comprehensive income (loss) or accumulated deficit as previously reported. Included in these reclassifications is the reclassification of Hecla's industrial minerals segment from an operating segment to a discontinued segment (see Note 2).

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

D. Investments -- Marketable equity securities are categorized as available for sale and carried at quoted market value.

     Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations.

     Restricted investments primarily represent investments in money market funds. These investments are restricted primarily for reclamation funding or surety bonds.

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

     Management of Hecla reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. Hecla estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.

     Management's estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of Hecla's investment in various projects. Although management has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for asset impairment write-downs.

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

     Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method.

F. Mine Exploration and Development -- Exploration costs and ongoing development costs at operating mines are charged to operations as incurred. Major mine development expenditures are capitalized at operating properties and at new mining properties not yet producing.

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

H. Remediation of Mining Areas -- Hecla accrues costs associated with environmental remediation obligations at the most likely estimate when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

     It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. Hecla periodically reviews its accrued liabilities for such remediation costs as evidence becomes available indicating that its remediation liability has potentially changed.

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

J. Basic and Diluted Loss Per Common Share -- Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2000, 1999 and 1998, potentially dilutive securities were excluded from the calculation of diluted EPS as they were antidilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2000, 1999 and 1998.

K. Revenue Recognition -- Sales of metal products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current metals spot prices. Recorded values are adjusted monthly until final settlement at month-end metals prices. Sales of metal in products tolled (rather than sold to smelters) are recorded at contractual amounts when title and risk of loss transfer to the buyer. Sales of industrial minerals are recognized as the minerals are shipped and title transferred. Shipping and handling fees charged to the customer are included in revenues. Actual costs of shipping and handling are reported in cost of sales.

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

O. Risk Management Contracts -- Hecla uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices. Hecla does not hold or issue derivative financial instruments for trading purposes.

     Hecla uses forward sales contracts to hedge its exposure to precious metals prices. The underlying hedged production is designated at the inception of the hedge. Deferral accounting is applied only if the derivatives continue to reduce the price risk associated with the underlying hedged production. Contracted prices on forward sales contracts and options are recognized in product sales as the designated production is delivered or sold. In the event of early settlement of hedge contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended in June 2000 with the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which Hecla will adopt effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

     At December 31, 2000, Hecla's hedging contracts, used to reduce exposure to precious metal prices, consisted of forward sales contracts and a gold lease rate swap. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts, as such Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138, and as a result these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla recorded a cumulative effect of a change in accounting principle in other comprehensive loss of approximately $0.1 million loss related to the gold lease rate swap upon adoption of SFAS No. 133 on January 1, 2001.

P. Accounting for Stock Options -- Hecla measures compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Hecla also provides the required disclosures of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Q. New Accounting Pronouncements -- In April 1998, Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities" was issued. SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred, as well as the recognition of a cumulative effect of a change in accounting principle for retroactive application of the standard. Hecla adopted SOP 98-5 as required on January 1, 1999. The impact of this change in accounting principle related to unamortized start-up costs associated with Hecla's 29.73% ownership interest in the Greens Creek mine. The $1.4 million cumulative effect of this change in accounting principle is included in the consolidated statement of operations for the year ended December 31, 1999. Due to the availability of net operating losses, there was no tax effect associated with the change.

R. Liquidity and Basis of Presentation -- The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2000, Hecla had negative working capital of $15.8 million and an accumulated deficit of $366.5 million. Hecla's current assets included $44.0 million of net assets of discontinued operations and current liabilities included $57.0 million of long-term debt which was due in April 2001. In March 2001, Hecla sold the majority of the subsidiaries which represented the discontinued operations including K-T Clay, K-T Feldspar, and K-T Mexico for $62.5 million and used the proceeds to pay off the $57.0 million debt. Additionally, in order to provide Hecla additional liquidity, Hecla is currently evaluating a number of financing alternatives including debt financing, sale of royalty interest, and equity issuance. Hecla currently anticipates completing one or more financing alternatives during 2001. Proceeds from these planned financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of MWCA-Colorado Aggregate Division which had $2.9 million of net assets at December 31, 2000. There can be no assurance that Hecla will be successful in obtaining financing or in completing a sales transaction for the remaining assets of the MWCA-Colorado Aggregate Division.

     Based upon Hecla's estimate of metals prices and metals production for 2001, Hecla currently believes that its operating cash flows, the cash proceeds from the sale of K-T Clay, K-T Feldspar and K-T Mexico, proceeds from planned financings, and the anticipated proceeds from the sale of the remaining assets of the MWCA-Colorado Aggregate Division will be adequate to fund anticipated minimum capital expenditures, idle property expenditures, and exploration expenditures in 2001. Cash flows from operations, however, could be significantly impacted if the market price of gold, silver, zinc and lead fluctuate. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer certain planned capital and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

Note 2:  Discontinued Operations

     During 1999, Hecla actively marketed for sale its MWCA subsidiary. Based upon anticipated sales proceeds, Hecla determined that certain adjustments were necessary to properly reflect the estimated net realizable value of MWCA. These adjustments, totaling $4.4 million, consisted of write-downs of property, plant and equipment of $3.2 million, and a write-down of other noncurrent assets of $1.2 million during the year ended December 31, 1999.

     On March 15, 2000, Hecla sold substantially all of the assets of its Mountain West Products (MWP) division of MWCA for $8.5 million in cash. The sale of MWP resulted in a loss on disposal of $1.0 million. The proceeds from the sales transaction were used to pay down amounts outstanding under Hecla's previously existing revolving credit facility. On June 5, 2000, Hecla completed a sale of the landscape operations of the Colorado Aggregate division (CAC) of MWCA for $1.1 million in cash. The sale of the CAC landscape operations did not result in a gain or loss. Hecla also intends to sell the remaining assets of the Colorado Aggregate division of MWCA. On March 27, 2001, Hecla completed a sale of K-T Clay, K-T Feldspar, K-T Mexico and certain other minor industrial minerals companies for $62.5 million subject to customary post-closing adjustments. Hecla anticipates recording a gain on the sale of K-T Clay, K-T Feldspar and K-T Mexico in the range of $11.0 million to $13.0 million in the first quarter of 2001. The proceeds were used to repay the term loan facility of $55.0 million due on April 10, 2001, and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds are available for general corporate purposes.

     Based on Hecla's Board of Directors decision in November 2000 to sell K-T Clay, K-T Feldspar and K-T Mexico, which represented the remaining portion of its industrial minerals segment, the industrial minerals segment has been recorded as a discontinued operation as of December 31, 2000, and for each of the three years in the period ended December 31, 2000. Therefore, the Company's Statements of Operations for the years ended December 31, 1999 and 1998, have been reclassified to reflect the industrial minerals segment as a discontinued operation. However, the December 31, 1999, balance sheet has not been reclassified to reflect the net assets of the industrial minerals segment as a discontinued operation. Selected financial information related to the discontinued operations is presented below.

     The net assets of discontinued operations at December 31, 2000, consist of:

                        ASSETS
       Cash and cash equivalents                       $    1,750
       Accounts and notes receivable                        9,528
       Inventories                                          5,035
       Other current assets                                   433
       Properties, plants and equipment, net               32,174
       Other noncurrent assets                              1,126
                                                       ----------

         Total assets                                  $   50,046
                                                       ==========

                   LIABILITIES

       Accounts payable and accrued expenses           $    4,808
       Accrued payroll and related benefits                   510
       Accrued taxes                                           41
       Accrued reclamation and closure costs                  414
       Other noncurrent liabilities                           216
                                                       ----------

         Total liabilities                                  5,989
                                                       ----------

         Net assets of discontinued operations         $   44,057
                                                       ==========

     A summary of operating results of discontinued operations for the three years ended December 31 are as follows:

                                                            2000        1999         1998
                                                         ---------    ---------    ---------
     Sales of products                                   $  75,054    $  89,911    $  84,123
                                                         ---------    ---------    ---------

     Cost of sales                                          67,114       75,041       73,121
     Depreciation, depletion and amortization                3,990        4,755        5,036
                                                         ---------    ---------    ---------
                                                            71,104       79,796       78,157
                                                         ---------    ---------    ---------
     Gross profit                                            3,950       10,115        5,966
                                                         ---------    ---------    ---------


     Other operating expenses:
     General and administrative                                355          328          402
     Exploration                                               242          394          813
     Reduction in carrying value of mining properties          - -        4,402          - -
                                                         ---------    ---------    ---------
                                                               597        5,124        1,215
                                                         ---------    ---------    ---------

     Income from operations                                  3,353        4,991        4,751
                                                         ---------    ---------    ---------

     Other income (expense):
     Interest and other income                                   9           35           22
     Miscellaneous expense                                    (516)         (94)        (180)
     Interest expense                                          (59)         (28)           8
                                                         ---------    ---------    ---------
                                                              (566)         (87)        (150)
                                                         ---------    ---------    ---------

     Income from discontinued operations before
       income taxes and loss on disposal                     2,787        4,904        4,601
     Income tax provision                                     (215)        (118)        (227)
                                                         ---------    ---------    ---------
     Income from discontinued operations
       before loss on disposal                               2,572        4,786        4,374
     Loss on partial disposal of segment                    (1,043)         - -          - -
                                                         ---------    ---------    ---------

     Net income from discontinued operations             $   1,529     $  4,786    $   4,374
                                                         =========     ========    =========


     The businesses held for sale recorded a net loss of $1.9 million from mid-November 2000 (the measurement date of the discontinued operation) to December 31, 2000.

     The following is sales information by geographic area for the years ended December 31 (in thousands):

                               2000        1999        1998
                             --------    --------    --------

     United States           $ 52,293    $ 69,573    $ 63,818
     Canada                     4,225       4,533       3,448
     Mexico                    12,771      11,062      11,323
     Japan                        421         488         334
     Taiwan                     1,275         885         857
     Venezuela                  1,000         810       1,436
     Italy                        849         876       1,255
     Other foreign              2,220       1,684       1,652
                             --------    --------    --------

                             $ 75,054    $ 89,911    $ 84,123
                             ========    ========    ========

     The following is sales information by country of origin for the years ended December 31 (in thousands):

                               2000        1999       1998
                             --------    --------   ---------

     United States           $ 64,309    $ 80,940   $  76,838
     Mexico                    10,745       8,971       7,285
                             --------    --------   ---------

                             $ 75,054    $ 89,911   $  84,123
                             ========    ========   =========


     Hecla's industrial minerals operations lease various facilities and equipment under noncancelable operating lease arrangements. The major facilities and equipment leases are for terms of two to six years. Future minimum lease payments under these noncancelable operating leases as of December 31, 2000, are as follows (in thousands):

    Year ending December 31,
    --------------------------------

    2001                                      $   2,846
    2002                                          2,103
    2003                                          1,086
    2004                                            438
    2005                                            102
                                              ---------

    Total minimum lease payments              $   6,575
                                              =========

     Rent expense incurred for these operating leases during the years ended December 31, 2000, 1999 and 1998, was approximately $3.6 million, $3.5 million and $3.5 million, respectively.

     Hecla brought suit in January 2001 against Zemex Corporation of Toronto, Canada, under its guarantee for its subsidiary's, Zemex U.S. Corporation, failure to close on the sale of K-T Clay and K-T Mexico. Hecla had announced the agreed upon sale in November 2000 and is seeking damages incurred for Zemex U.S. Corporation's failure to purchase K-T Clay and K-T Mexico as agreed.

Note 3:  Acquisition of Monarch Resources Investments Limited

     On June 25, 1999, Hecla acquired from Monarch Resources Limited all of the outstanding stock of Monarch Resources Investments Limited, or MRIL, a Bermuda company, as well as two subsidiaries owned by MRIL. MRIL's principal assets include the La Camorra gold mine, located in Bolivar State in Venezuela, and the Saladillo silver exploration property located in the Durango region of Mexico. The acquisition price of $25.0 million consisted of $9.0 million in cash and 6,700,250 Hecla common shares which are subject to certain trading restrictions. In addition, MRIL's seller, Monarch Resources Limited, will receive a royalty payment on future production from purchased assets that exceed the resource at the time of acquisition. Following Hecla's purchase of MRIL, the newly acquired subsidiary was renamed Hecla Resources Investments Limited (HRIL).

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

Note 4:  Inventories

Inventories consist of the following (in thousands):

                                                    December 31,
                                                 2000         1999
                                               ---------    ---------

   Concentrates, bullion, metals in transit
     and other products                        $   5,932    $   3,947
   Industrial minerals products                      - -        9,275
   Materials and supplies                          5,337       10,811
                                               ---------    ---------

                                               $  11,269    $  24,033
                                               =========    =========

      At December 31, 2000, Hecla had forward sales commitments through December 31, 2004, for 231,168 ounces of gold at an average price of $288.25 per ounce. The aforementioned contracts were designated as hedges at December 31, 2000. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London AM gold price at December 29, 2000, was $272.65 per ounce.

Note 5:  Properties, Plants and Equipment

The major components of properties, plants and equipment are (in thousands):

                                               December 31,
                                            2000           1999
                                         ----------     ----------

    Mining properties                    $    8,563     $   19,748
    Development costs                       114,054        165,610
    Plants and equipment                    173,012        223,514
    Land                                      1,100          4,415
                                         ----------     ----------
                                            296,729        413,287
    Less accumulated depreciation,
      depletion and amortization            188,386        222,261
                                         ----------     ----------

    Net carrying value                   $  108,343     $  191,026
                                         ==========     ==========

      In the fourth quarter of 2000, Hecla recorded an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday silver mine property, plant and equipment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets
to be Disposed Of." The adjustment at Lucky Friday was necessitated due to continued low silver and lead prices combined with further declines in silver and lead prices during the fourth quarter of 2000. For the first nine months of 2000, silver averaged $5.08 per ounce and lead averaged $0.203 per pound. During the fourth quarter of 2000, silver decreased to an average price of $4.75 per ounce and ended the year at $4.59 per ounce. Lead averaged $0.214 per pound during the fourth quarter and ended the year at $0.214 per pound. Additionally, during the second quarter of 2000, Hecla recorded adjustments of $4.4 million for properties, plants and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the planned closure of the Rosebud mine by Hecla and its joint-venture partner. The Rosebud mine completed mining activity in July 2000 and milling activities in August 2000. At the Noche Buena property, Hecla suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price, an adjustment to the carrying value of the Noche Buena property was recorded.

     In 1998, Hecla sold 11 parcels of land located near Hecla's corporate headquarters and realized a gain of approximately $3.0 million. Proceeds included cash receipts of $3.3 million and issuance of three notes receivable totaling $0.9 million.

Note 6:  Environmental and Reclamation Adjustments

     During 2000, Hecla recorded charges of $16.4 million for future environmental and reclamation expenditures at the Grouse Creek property, the Bunker Hill Superfund site and other idle properties. During the fourth quarter of 2000, an Administrative Order on Consent was entered into with the US Environmental Protection Agency, requiring Hecla to commence dewatering of the tailings impoundment at Grouse Creek in 2001. Due to the Administrative Order on Consent, updated cost estimates were determined in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities." At the Bunker Hill Superfund site, estimated future costs were increased based upon results of sampling activities completed through 2000 and current cost estimates to remediate residential yards and commercial properties. Although Hecla has updated its current cost estimates for the Grouse Creek property, the Bunker Hill Superfund site and other idle properties, Hecla will continue to reassess its obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     In 1999, Hecla recorded charges totaling $27.3 million for future environmental and reclamation expenditures at the Grouse Creek property and the Bunker Hill Superfund site. The accrual adjustment at Grouse Creek was based upon anticipated changes to the closure plan developed in 1999, including increased dewatering requirements and other expenditures. The changes to the reclamation plan at Grouse Creek were necessitated principally by the need to dewater the tailings impoundment rather than reclaim it as a wetland as originally planned. At the Bunker Hill Superfund site, estimated future costs were increased based upon results of sampling activities completed through 1999 and current cost estimates to remediate residential yards and commercial properties.

Note 7:  Income Taxes

     Major components of Hecla's income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998, relating to continuing operations are as follows (in thousands):

                                    2000       1999        1998
                                   ------     ------     --------

  Current:
    Federal                        $  - -     $  - -     $   (509)
    Foreign                            13       (403)        (634)
                                   ------     ------     --------

  Income tax provision (benefit)   $   13     $ (403)    $ (1,143)
                                   =======    ======     ========


      For the years ended December 31, 2000, 1999 and 1998, income tax provision related to discontinued operations was $215,000, $118,000, and $227,000, respectively.

     Domestic and foreign components of income (loss) before income taxes for the years ended December 31, 2000, 1999 and 1998, are as follows (in thousands):

                         2000         1999         1998
                      ----------   ----------   ----------

     Domestic         $  (79,645)  $  (38,781)  $   (6,066)
     Foreign              (5,189)      (5,013)         249
                      ----------   ----------   ----------

     Total            $  (84,834)  $  (43,794)  $   (5,817)
                      ==========   ==========   ==========

The components of the net deferred tax liability were as follows (in thousands):

                                                          December 31,
                                                     -----------------------
                                                       2000          1999
                                                     ---------     ---------

     Deferred tax assets:
       Accrued reclamation costs                     $  19,945     $  16,785
       Investment valuation differences                  2,172         2,172
       Capital loss carryover                              603           603
       Postretirement benefits other than pensions       1,303         1,177
       Deferred compensation                             1,493         1,731
       Accounts receivable                                 456           456
       Foreign net operating losses                     10,420        13,699
       Federal net operating losses                    105,105        91,687
       Property, plant and equipment                    12,049           - -
       State net operating losses                       13,327        11,288
       Tax credit carryforwards                          1,989         2,344
       Miscellaneous                                     1,355         1,522
                                                     ---------     ---------
       Total deferred tax assets                       170,216       143,464
       Valuation allowance                            (167,109)     (139,852)
                                                     ---------     ---------
         Net deferred tax assets                         3,107         3,612
                                                     ---------     ---------
     Deferred tax liabilities:
       Properties, plants and equipment                    - -          (833)
       Pension costs                                    (3,107)       (2,561)
       Inventories                                         - -          (218)
       Deferred state income taxes, net                   (300)         (300)
                                                     ---------     ---------
       Total Deferred tax liability                     (3,407)       (3,912)
                                                     ---------     ---------

     Net deferred tax liability                      $    (300)    $    (300)
                                                     =========     =========

      Hecla recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2000, 1999 and 1998, are as follows (in thousands):

                                                     2000          1999          1998
                                                  ----------    ----------    ----------

     Balance at beginning of year                 $ (139,852)   $ (115,654)   $ (112,478)

      Increase due to exclusion of net
      deferred tax liability associated
      with discontinued operations                    (3,266)          - -           - -

      Increase related to nonutilization of net
      operating loss carry-forwards and
      nonrecognition of deferred tax
      assets due to uncertainty
      of recovery                                    (23,991)      (24,198)       (3,176)
                                                  ----------    ----------    ----------
     Balance at end of year                       $ (167,109)   $ (139,852)   $ (115,654)
                                                  ==========    ==========    ==========



     The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to Hecla's pretax income (loss). The reasons for the difference are (in thousands):


                                      2000                 1999                 1998
                              --------------------   ------------------   ------------------
  Computed "statutory"
   benefit                    $ (28,844)     (34)%   $ (14,890)   (34)%   $  (1,978)   (34)%
  Nonutilization of net
   operating losses and
   effect of foreign taxes       28,857       34        14,487     33           835     14
                              ---------      ---     ---------    ---     ---------    ---

                              $      13      - -%    $    (403)    (1)%   $  (1,143)   (20)%
                              =========      ===     =========    ===     =========    ===



      As of December 31, 2000, for income tax purposes, Hecla has operating loss carryovers of $309 million and $202 million for regular and alternative minimum tax purposes, respectively. These operating loss carryovers substantially expire over the next 15 to 20 years, the majority of which expire between 2002 and 2020. In addition, Hecla has foreign tax operating losses of approximately $31.0 million which expire prior to 2003 and investment tax credit carryovers of $0.1 million which expire prior to 2002. Approximately $13.0 million of regular tax loss carryovers are subject to limitations in any given year due to mergers. Hecla has approximately $0.9 million in alternative minimum tax credit carryovers eligible to reduce future regular tax liabilities.

Note 8:  Long-Term Debt and Credit Agreement

     Long-term debt consists of the following (in thousands):

                                     December 31,
                                  2000         1999
                                ---------    ---------

  Term loan facility            $  55,000    $     - -
  Revolving credit agreement          - -       32,500
  Revenue bonds                       - -        9,800
  Project financing debt           10,250       10,500
  Subordinated bank debt            3,000        3,000
  Revolving bank debt               1,024          - -
  Other long-term debt                 41           77
                                ---------    ---------

                                   69,315       55,877
  Less current portion            (59,274)        (782)
                                ---------    ---------

                                $  10,041    $  55,095
                                =========    =========

     Future minimum debt repayments associated with long-term debt as of December 31, 2000, are as follows (in thousands):

     Year ending December 31
     ------------------------------

     2001                                       $ 59,274
     2002                                          3,041
     2003                                          5,000
     2004                                          2,000
                                                --------

     Total long-term debt repayments            $ 69,315
                                                ========

Term Loan Facility

     On March 31, 2000, Hecla entered into a new $55.0 million term loan facility due on April 10, 2001. As security for the loan, Hecla pledged the common stock of certain of Hecla's subsidiaries and certain other assets. Proceeds for the term loan facility were utilized to repay amounts outstanding under the previous bank credit agreement, to fund a restricted account to repay revenue bonds, to repay the subordinated debt and to fund general corporate purposes. The interest rate is based on LIBOR plus 2.25% and was 8.9% as of December 31, 2000. At December 31, 2000, $55.0 million was outstanding under the new term loan facility and classified as current portion of long-term debt. On March 27, 2001, Hecla completed a sales transaction for K-T Clay, K-T Feldspar and K-T Mexico for $62.5 million plus customary post-closing adjustments. The proceeds from the sale of K-T Clay were partially utilized to repay the $55.0 million term loan facility.

     In connection with refinancing the previously existing debt, Hecla recorded a $0.6 million extraordinary charge in the first quarter of 2000 to write-off capitalized issuance costs associated with the extinguished debt. Due to the availability of net operating losses, there was no tax effect associated with the charge.

     At December 31, 1999, $32.5 million and $9.8 million were outstanding under the previous revolving credit agreement and the previously outstanding revenue bonds, respectively.

Revolving Bank Debt

     On October 12, 2000, Hecla entered into a new $2.0 million revolving bank agreement due on January 15, 2001. The due date was subsequently extended to April 1, 2001. Amounts available under the bank agreement are available for general corporate purposes. As collateral for the loan, Hecla pledged its corporate office building. The interest rate is based on the prime lending rate plus 1% and was 10.5% at December 31, 2000. At December 31, 2000, $1.0 million was outstanding under the revolving bank agreement and classified as current portion of long-term debt. Amounts outstanding under the revolving bank agreement were repaid on March 28, 2001.

Project Financing and Subordinated Debt

     On June 25, 1999, Hecla's wholly owned subsidiary, HRIL, entered into a credit agreement to provide project financing of up to $11.0 million, nonrecourse to Hecla, to finance the acquisition of Monarch Resources Investments Limited. HRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the newly acquired La Camorra mine. HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. HRIL borrowed $10.5 million pursuant to the terms of the project financing agreement, which is repayable in nine semiannual payments beginning June 30, 2000. At December 31, 2000, HRIL had $10.25 million outstanding.

     The HRIL project financing agreement requires the Company to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project through December 31, 2004.

     In June 1999, HRIL sold forward 306,045 ounces of gold at a flat forward price of $288.25 per ounce. Portions of these forward contracts mature quarterly from December 1999 through December 2004. At December 31, 2000, there were 231,168 ounces of gold sold forward. The forward sales agreement assumes that beginning June 30, 2000, the ounces of gold committed to forward sales at the end of each quarter thereafter can be leased at a rate of 1.5% for each following quarter. The Company entered into a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale. Settlement is made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate.

     In connection with the project financing agreement, as of June 25, 1999, Hecla entered into a subordinated loan agreement which provided a $3.0 million zero coupon loan, repayable in three semiannual payments beginning June 30, 2003. The subordinated debt was repaid during 2000 and was subsequently reinstated on June 30, 2000. The entire $3.0 million subordinated loan was outstanding at December 31, 2000.

     The interest rates for borrowings under the project financing and subordinated debt agreements were 9.26% and 10.21%, respectively, as of December 31, 2000. The interest rates are based on LIBOR rates.

Note 9:  Commitments and Contingencies

Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of December 31, 2000, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $11.6 million. These estimated expenditures are anticipated to be made over the next three to five years. In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree. This action could increase Hecla's future share of obligations under the 1994 Consent Decree. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

Coeur d'Alene River Basin Environmental Claims

     - Coeur d'Alene Indian Tribe Claims

     In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against Hecla and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the tribe alleges some ownership or control. The Tribe's natural resource damage litigation has been consolidated with the United States' litigation described below.

     - U.S. Government Claims

     In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including Hecla. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in northern Idaho for which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that Hecla and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. Hecla has asserted a number of defenses to the United States' claims.

     In May 1998, the EPA announced that it had commenced a remedial investigation/feasibility study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit.

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and The United States' Federal District Court cases on January 22, 2001. In the first phase of the trial, the Court will be asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. If liability is determined in the first phase, a second trial will be scheduled in late 2001 or early 2002 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only defendants remaining in the litigation.

     During 2000, Hecla was involved in settlement negotiations with representatives of the U.S. government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a state of Idaho led settlement effort. Settlement negotiations with the U.S. government and the Coeur d'Alene Indian Tribe were discontinued in late 2000, but recommenced in March 2001.

     As of December 31, 2000, Hecla has not accrued any amounts for potential liability associated with the Coeur d'Alene River Basin environmental claims as the amount, if any, is currently not estimable. It is reasonably possible that Hecla's obligation may change in the near or longer term. An adverse ruling against Hecla on liability and damages in this matter could have a material adverse effect on the Company.

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies which provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of December 31, 2000, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, K-T Clay, terminated shipments (comprising approximately 1% of annual ball clay production) sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover its losses and its insurance company's payments to downstream users of its animal feed. The complaint alleges negligence, strict liability and breach of implied warranties and seeks damages in excess of $7.0 million. Legal counsel retained by the insurance company for K-T Clay had the case removed to Federal Court in Arkansas. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by a successor in interest to a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The two more recent lawsuits together allege damages totaling approximately $1.7 million. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. In January 2001, Hecla was dismissed from the only lawsuit in which it had been named as a defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods litigation against K-T Clay through settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods settlement. The defense of the remaining lawsuits is being covered by insurance. The Company believes that $11.0 million of insurance coverage is available to cover all three claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. Although the outcome of the remaining litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

     Hecla is subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these other matters, it is the opinion of Hecla's management that the outcome of these other matters will not have a material adverse effect on the financial condition of Hecla.

Note 10:  Employee Benefit Plans

     Hecla and certain subsidiaries sponsor defined benefit pension plans covering substantially all employees. Hecla also provides certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2000, and a statement of the funded status as of December 31, 2000 and 1999 (in thousands):


                                                 Pension Benefits         Other Benefits
                                              ----------------------    --------------------
                                                 2000        1999         2000        1999
                                              ---------    ---------    --------    --------

  Change in benefit obligation:
  Benefit obligation at beginning of year     $  43,811    $  41,312    $  2,418    $  2,055
  Service cost                                    1,406        1,289          24          23
  Interest cost                                   2,989        2,611         169         155
  Plan amendments                                     7        1,481         - -         429
  Actuarial (gain) loss                             405         (373)        (98)       (117)
  Benefits paid                                  (2,624)      (2,509)       (136)       (127)
                                              ---------    ---------    --------    --------
  Benefit obligation at end of year              45,994       43,811       2,377       2,418
                                              ---------    ---------    --------    --------

  Change in plan assets:
  Fair value of plan assets at
    beginning of year                            58,721       51,248         - -         - -
  Actual return on plan assets                   11,023        9,821         - -         - -
  Employer contributions                            165          161         136         127
  Benefits paid                                  (2,624)      (2,509)       (136)       (127)
                                              ---------    ---------    --------    --------
  Fair value of plan assets at end of year       67,285       58,721         - -         - -
                                              ---------    ---------    --------    --------

  Funded status at end of year                   21,292       14,910      (2,377)     (2,418)
  Unrecognized net actuarial gain               (15,674)     (10,666)       (352)       (269)
  Unrecognized transition asset                    (455)        (884)        - -         - -
  Unrecognized prior service cost                 2,756        3,065         285         361
                                              ---------    ---------    --------    --------
  Net amount recognized in consolidated
    balance sheets                            $   7,919    $   6,425    $ (2,444)   $ (2,326)
                                              =========    =========    ========    ========


     The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2000 and 1999 (in thousands):

                              Pension Benefits       Other Benefits
                             ------------------    --------------------
                              2000       1999        2000        1999
                             -------    -------    --------    --------

  Prepaid benefit costs      $ 9,524    $ 7,768    $    - -    $    - -
  Accrued benefit liability   (1,940)    (2,411)     (2,444)     (2,326)
  Intangible asset               335      1,068         - -         - -
                             -------    -------    --------    --------
  Net amount recognized      $ 7,919    $ 6,425    $ (2,444)   $ (2,326)
                             =======    =======    ========    ========


     The benefit obligation was calculated by applying the following weighted average assumptions:

                                  Pension Benefits   Other Benefits
                                  ----------------   --------------
                                  2000       1999    2000     1999
                                  -----      -----   -----    -----

  Discount rate                   7.00%      7.00%   7.00%    7.00%
  Expected rate on plan assets    9.00%      9.00%    - -     - -
  Rate of compensation increase   3.50%      4.00%    - -     - -

     Net periodic pension cost (income) for the plans consisted of the following in 2000, 1999 and 1998 (in thousands):


                                                  Pension Benefits                        Other Benefits
                                        ------------------------------------    ---------------------------------
                                          2000          1999         1998         2000        1999         1998
                                        ---------    ----------    ---------    --------    --------     --------

  Service cost                          $   1,406    $    1,289    $   1,111    $     24    $     23     $     18
  Interest cost                             2,989         2,611        2,581         169         155          134
  Expected return on plan assets           (5,192)       (4,516)      (4,557)        - -         - -          - -
  Amortization of transition asset           (426)         (152)        (429)         75         - -          - -
  Amortization of unrecognized prior
    service cost                              315           211          206         - -         - -          - -
  Amortization of unrecognized net
    gain from earlier periods                (420)         (316)        (403)        (14)       (116)          77
                                        ---------     ---------    ---------    --------    --------    ---------
  Net periodic pension cost (income)    $  (1,328)    $    (873)   $  (1,491)   $    254    $     62    $     229
                                        =========     =========    =========    ========    ========    =========


     Information related to the defined benefit plans of the industrial minerals segment, which is reported as a discontinued operation as of December 31, 2000, is included in the preceding tables. Summarized information with respect to these plans is as follows (in thousands):


Benefit obligation at December 31, 2000                           $  4,044
                                                                  ========

Fair value of plan assets at December 31, 2000                    $  4,027
                                                                  ========

Net prepaid benefit cost at December 31, 2000                     $    163
                                                                  ========

Net periodic pension cost for the year ended December 31, 2000    $    129
                                                                  ========


     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,989,000, $2,417,000 and $665,000, respectively, as of December 31, 2000, and $5,695,000, $5,315,000 and $3,491,000, respectively, as of December 31, 1999.

     Hecla has a nonqualified Deferred Compensation Plan which permits eligible officers, directors and key employees to defer a portion of their compensation. In November 1998, Hecla amended the plan to permit participants to transfer all or a portion of their deferred compensation amounts into a Company common stock account to be held in trust until distribution. As of December 31, 2000 and 1999, a total of 139,467 and 132,290 shares, respectively, of Hecla's common stock are held in the grantor trust. Shares held in the grantor trust are valued at fair value at the time of issuance, are recorded in the contra equity account "Stock held by grantor trust," and are legally outstanding for registration purposes and dividend payments. The shares held in the grantor trust are considered outstanding for purposes of calculating loss per share.
The deferred compensation, together with Company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment, and at December 31, 2000 and 1999, amounted to approximately $3.6 and $4.0 million, respectively.

     Hecla has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan.
Hecla makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 6% of the employee's earnings. Hecla's contribution was approximately $232,700 in 2000, and $274,000 in 1999 and 1998.

     Hecla has an employee's 401(k) plan which is available to all hourly employees at Hecla's Lucky Friday mine after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. Hecla makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. Hecla's contribution was approximately $60,000 in 2000, $50,000 in 1999 and $46,000 in 1998.

Note 11:  Shareholders' Equity

Preferred Stock

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors. As of January 31, 2001, Hecla has failed to pay the equivalent of two quarterly dividends of $4.0 million.

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

     Holders of the Preferred Shares have no voting rights except if Hecla fails to pay the equivalent of six quarterly dividends. As of January 31, 2001, Hecla has failed to pay the equivalent of two quarterly dividends totaling $4,025,000. If four additional quarterly dividends are not paid, the holders of Preferred Shares, voting as a class, shall be entitled to elect two additional directors. The holders of Preferred Shares also have voting rights related to certain amendments to Hecla's Articles of Incorporation.

     The Preferred Shares rank senior as to dividends and upon liquidation to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50.00 per share plus all undeclared and unpaid dividends. Such preference aggregates total $119,025,000 at December 31, 2000.

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

Stock Based Plans

     At December 31, 2000, executives, key employees and directors had been granted options to purchase common shares or were credited with common shares under the stock based plans described below. Hecla has adopted the disclosure-only provisions of SFAS 123. No compensation expense has been recognized in 2000, 1999 or 1998 for unexercised options related to the stock option plans. Had compensation cost for Hecla's stock option plans been determined based on the fair market value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, Hecla's loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                            2000         1999         1998
                                          --------     ---------    ---------
Loss applicable to common shareholders:
  As reported                             $  92,015    $  48,040    $   8,350
  Pro forma                               $  92,937    $  49,060    $   9,420

Loss applicable to common
  shareholders per share:
     As reported                           $   1.38    $    0.77    $    0.15
     Pro forma                             $   1.39    $    0.79    $    0.17

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      2000         1999         1998
                                   ------------------------------------
  Expected dividend yield              0.00%        0.00%        0.00%
  Expected stock price volatility     49.03%       50.87%       49.57%
  Risk-free interest rate              6.74%        4.79%        4.79%
  Expected life of options         4.1 years    4.1 years    4.1 years

     The weighted average fair value of options granted in 2000, 1999 and 1998 was $0.51, $1.19 and $2.45, respectively.

     Hecla adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. During 2000, 1999 and 1998, respectively, 23,500, 58,500 and 12,000 options to acquire shares expired under the 1987 plan. The ability to grant further options under the plan expired on February 13, 1997.

     In 1995, the shareholders of Hecla approved the 1995 Stock Incentive Plan which provides for a variety of stock-based grants to Hecla's officers and key employees. The plan provides for the grant of stock options, stock appreciation rights, restricted stock and performance units to eligible officers and key employees of Hecla. The 1995 stock option plan has 3,000,000 shares authorized. Stock options under the plan are required to be granted at 100% of the market value of the stock on the date of the grant. The terms of such options shall be no longer than ten years from the date of grant. During 2000, 1999 and 1998, respectively, 481,000, 739,500 and 708,000 options to acquire shares were granted to Hecla's officers and key employees of which 385,000, 630,000 and 585,000, respectively, of these options to acquire shares were granted with vesting requirements. Under the vesting requirements, 33% of the options were available on the date of the grant, with an additional 33% available on each of the next two anniversary periods. During 2000 and 1999, respectively, 947,500 and 27,000 options to acquire shares expired under the 1995 plan. At
December 31, 2000, there were 1,300,500 options to acquire shares available for future grant under the 1995 plan.

     In 1995, Hecla adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which may be terminated by the Board of Directors at any time. Each nonemployee director is credited with 1,000 shares of Hecla's common stock on May 30 of each year. Nonemployee directors joining the Board of Directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of (1) death or disability; (2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control of Hecla. Subject to certain restrictions, directors may elect to receive delivery of shares on such date or in annual installments thereafter over 5, 10 or 15 years. The shares of common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan is 120,000. During 2000, 1999 and 1998, respectively, 8,000, 8,000 and 8,404 shares were credited to the nonemployee directors. During 2000, 1999 and 1998, $9,000, $20,000 and $42,000, respectively, were charged to operations associated with the Directors' Stock Plan. At December 31, 2000, there were 75,057 shares available for grant in the future under the plan.

     Transactions concerning stock options pursuant to all of the above-described stock option plans are summarized as follows:


                                                       Weighted Average
                                            Shares     Exercise Price
                                          ----------   ----------------

     Outstanding, December 31, 1997          972,915      $7.46


     Year ended December 31, 1998

         Granted                             708,000      $5.88
         Exercised                            (2,000)     $5.63
         Expired                             (23,500)     $8.85
                                          ----------

     Outstanding, December 31, 1998        1,655,415      $6.76

     Year ended December 31, 1999

         Granted                             739,500      $2.88
         Exercised                            (1,500)     $2.88
         Expired                             (85,500)    $10.14
                                          ----------

     Outstanding, December 31, 1999        2,307,915      $5.39

     Year ended December 31, 2000

         Granted                             481,000      $1.31
         Exercised                               - -      $ - -
         Expired                            (973,415)     $4.40
                                          ----------


     Outstanding, December 31, 2000        1,815,500      $4.85
                                          ==========


     The following table displays exercisable stock options and the weighted average exercise price of the exercisable options as of December 31, 2000, 1999 and 1998:


                                          2000              1999             1998
                                        ------------     ------------      ----------
Exercisable options                        1,322,533        1,302,215         892,615
Weighted average exercise price         $       5.36     $       6.06      $     7.34

     The following table presents information about the stock options outstanding as of December 31, 2000:


                                                                          Weighted Average
                                                                    -----------------------------
                                                    Range of                          Remaining
                                    Shares        Exercise Price    Exercise Price   Life (years)
                                  ----------     ---------------    --------------   ------------


   Exercisable options               163,833     $ 1.31 - $ 1.31        $ 1.31           9
   Exercisable options               274,500     $ 2.88 - $ 2.88        $ 2.88           8
   Exercisable options               764,700     $ 5.63 - $ 8.63        $ 6.42           7
   Exercisable options               119,500     $ 9.38 - $10.50        $ 9.93           3
                                  ----------

   Total exercisable options       1,322,533     $ 1.31 - $10.50        $ 5.36           7

   Unexercisable options             492,967     $ 1.31 - $ 5.88        $ 3.45           8
                                  ----------

   Total all options               1,815,500     $ 1.31 - $10.50        $ 4.85           7
                                  ==========


     No amounts were charged to operations in connection with the stock option plans in 2000, 1999 or 1998.

Common Stock Offerings

     In March 1999, Hecla issued 155,955 shares of its common stock realizing proceeds of approximately $0.5 million, net of issuance costs. In May 1999, Hecla issued 4,582,852 shares of its common stock realizing proceeds of approximately $11.4 million, net of approximately $0.6 million of issuance costs. In connection with the shares sold in May, Hecla issued 1,603,998 warrants to purchase Hecla common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of
(i) $3.19, and (ii) 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. These warrants are exercisable until May 11, 2002. In September 1999, 97,000 warrants were exercised and Hecla issued 97,000 shares of its common stock. Proceeds of $0.3 million were realized from the exercise of the warrants. At December 31, 2000, 1,506,998 warrants remain outstanding.

     Shares of the equity offerings were sold under Hecla's existing Registration Statement on Form S-3 which provides for the issuance of up to $100.0 million of equity and debt securities. As of December 31, 2000, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Hecla used the net proceeds from the equity offerings for general corporate purposes including repayment of indebtedness. Due to the current market capitalization of the Company, there can be no assurance as to the availability of this Registration Statement.

Note 12:  Business Segments

     In 1998, Hecla adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 adopted the "management" approach to designating business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Hecla's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

     The accounting policies of the segments are the same as those described in
Note 1. Segment data excludes intrasegment revenues. Hecla evaluates the performance of its segments and allocates resources to them based on income
(loss) from operations.

     Hecla is organized and managed primarily on the basis of the principal products being produced from its eleven operating units. Three of the operating units have been aggregated into the Metals-Gold segment, two of the operating units have been aggregated into the Metals-Silver segment, and six operating units have been combined to form the Industrial Minerals segment. During November 2000, the industrial minerals segment was designated as a discontinued operation. For further discussion, see "Discontinued Operations" Note 2 to financial statements. General corporate activities not associated with operating units, as well as idle properties, are presented as Other.

     The tables below present information about reportable segments as of and for the years ended December 31 (in thousands). Information related to the statement of operations data relates to continuing operations only. See Note 2 for information related to the industrial minerals segment operations. Balance sheet data includes the industrial minerals segment classified as discontinued operations as of December 31, 2000.


                                               2000          1999          1998
                                            ----------    ----------    ----------

Net sales to unaffiliated customers:

  Metals-Gold                               $   31,573    $   23,588    $   32,791
  Metals-Silver                                 44,277        50,115        42,317
                                            ----------    ----------    ----------
                                            $   75,850    $   73,703    $   75,108
                                            ==========    ==========    ==========


Loss from operations:
  Metals-Gold                               $  (13,982)   $   (6,848)   $      269
  Metals-Silver                                (37,699)        1,913        (1,196)
  Other                                        (27,834)      (37,716)       (8,304)
                                            ----------    ----------    ----------
                                            $  (79,515)   $  (42,651)   $   (9,231)
                                            ==========    ==========    ==========

Capital expenditures:
  Metals-Gold                               $    4,592    $    7,788    $    6,233
  Metals-Silver                                  6,670         3,418        10,130
  Industrial Minerals                              - -         2,221         6,100
  Discontinued operations                        3,921           - -           - -
  Other                                             27            40            32
                                            ----------    ----------    ----------
                                            $   15,210    $   13,467    $   22,495
                                            ==========    ==========    ==========


Depreciation, depletion and amortization:
  Metals-Gold                               $    7,282    $    7,706    $    7,522
  Metals-Silver                                 10,809        10,956         9,648
  Other                                            282           321           389
                                            ----------    ----------    ----------
                                            $   18,373    $   18,983    $   17,559
                                            ==========    ==========    ==========

Other significant noncash items:
  Metals-Gold                               $    9,241    $      240    $      145
  Metals-Silver                                 31,759         1,911           211
  Industrial Minerals                              - -         4,638           223
  Discontinued operations                          159           - -           - -
  Other                                         17,329        27,787           734
                                            ----------    ----------    ----------
                                            $   58,488    $   34,576    $    1,313
                                            ==========    ==========    ==========



                               2000         1999         1998
                             ---------    ---------    ---------

Identifiable assets:
  Metals-Gold                $  42,667    $  56,018    $  23,808
  Metals-Silver                 81,572      121,814      127,499
  Industrial Minerals              - -       65,580       71,593
  Discontinued operations       44,057          - -          - -
  Other                         26,540       24,945       29,162
                             ---------    ---------    ---------
                             $ 194,836    $ 268,357    $ 252,062
                             =========    =========    =========

     The following is sales information for continuing operations by geographic area for the years ended December 31 (in thousands):

                               2000        1999        1998
                             --------    --------    --------

United States                $ 25,147    $ 37,725    $ 49,752
Canada                         15,274      14,791       5,515
Mexico                          6,193       5,100       8,658
United Kingdom                 22,417       8,903       6,746
Japan                           3,556       2,268       2,162
Other foreign                   3,263       4,916       2,275
                             --------    --------    --------

                             $ 75,850    $ 73,703    $ 75,108
                             ========    ========    ========


     The following is sales information for continuing operations by country of origin for the years ended December 31 (in thousands):

                               2000        1999       1998
                             --------    --------   --------

United States                $ 51,019    $ 66,246   $ 63,482
Venezuela                      24,780       4,248        - -
Mexico                             51       3,209     11,626
                             --------    --------   --------

                             $ 75,850    $ 73,703   $ 75,108
                             ========    ========   ========


    The following is properties, plants and equipment information for continuing operations by geographic area as of December 31 (in thousands):

                               2000         1999         1998
                             ---------    ---------    ---------

United States                $  75,073    $ 148,645    $ 170,059
Venezuela                       30,852       31,490          - -
Mexico                           2,418       10,858        8,056
Other South America                - -           33           53
                             ---------    ---------    ---------

                             $ 108,343    $ 191,026    $ 178,168
                             =========    =========    =========

   At December 31, 2000, properties, plants and equipment by geographic location of the discontinued operations segment are as follows:

                               2000
                             --------

United States                $ 26,347
Mexico                          5,801
South America                      26
                             --------

                             $ 32,174
                             ========

     Sales to significant metals customers, including both the Metals-Gold and Metals-Silver segments, as a percentage of total sales from the Metals-Gold and Metals-Silver segments, were as follows for the years ended December 31:

                           2000       1999      1998
                           -----      -----     ------

     Customer A            24.9%       5.8%       0.0%
     Customer B            16.3%      12.1%       6.3%
     Customer C            15.5%      14.5%       2.1%
     Customer D            12.7%      20.7%      19.5%
     Customer E             8.2%       6.9%      10.3%
     Customer F             1.3%       0.0%      24.0%
     Customer G             0.0%       4.1%      12.3%


Note 13:  Fair Value of Financial Instruments

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

     The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices. Fair value of forward contracts, commodity swap contracts and options contracts are supplied by Hecla's counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The fair value of long-term debt is based on the discounted value of contractual cash flows and at December 31, 2000 and 1999 approximates fair value. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

     The estimated fair values of financial instruments are as follows (in thousands):

                                                     December 31,
                                         -----------------------------------
                                                 2000              1999
                                         ----------------   ----------------
                                         Carrying    Fair   Carrying   Fair
                                         Amounts    Value   Amounts   Value
                                         -------- -------   -------- -------

     Financial assets:
       Silver forward sales contracts    $  - -   $   - -   $  - -   $    90
       Lead swap contracts                  - -       - -      - -       136
     Financial liabilities:
       Gold forward sales contracts         - -     1,935      - -     7,611
       Gold lease rate swap                 - -       136      - -     2,019
       Zinc swap contracts                  - -       - -      - -       560
       Silver call options                  - -       - -       33        33

Note 14:  Loss per Common Share

     The following table presents a reconciliation of the numerators (net loss) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to declared and undeclared cumulative preferred dividends in arriving at loss applicable to common shareholders for the years ended December 31, 2000, 1999 and 1998, in computing basic and diluted loss per common share (dollars and shares in thousands, except per share amounts). For the year ended December 31, 2000, only $4.0 million of the $8.1 million dividends below have been declared and paid.


                                            2000                            1999                           1998
                             --------------------------------  ------------------------------  ------------------------------
                                                    Per Share                       Per Share                       Per Share
                             Net Loss      Share     Amount     Net Loss   Shares    Amount    Net Loss   Shares      Amount
                            ----------    -------   ---------  ---------   -------  ---------  --------   ------    ---------


Loss before extraordinary
 charge and cumulative
 effect of change in
 accounting principle        $  (83,318)                       $ (38,605)                      $   (300)
Extraordinary charge, net
 of tax                            (647)                             - -                            - -
Cumulative effect of change
 in accounting principle,
 net of tax                         - -                           (1,385)                           - -
                             ----------                        ---------                       --------

Loss before preferred
 stock dividends             $  (83,965)                       $ (39,990)                      $   (300)
Less:  Preferred
 stock dividends                 (8,050)                          (8,050)                        (8,050)
                             ----------                        ---------                       --------

Basic loss per common share
Loss applicable
 to common
 shareholders                   (92,015)    66,791  $  (1.38)    (48,040)   62,347  $ (0.77)     (8,350)   55,101   $ (0.15)

Effect of dilutive
 securities(1)                      - -        - -       - -         - -       - -      - -         - -       - -       - -
                             ----------    -------  --------   ---------   -------  -------    --------   -------   -------

Diluted loss per
 common share                $  (92,015)    66,791  $  (1.38)  $ (48,040)   62,347  $ (0.77)   $ (8,350)   55,101   $ (0.15)
                             ==========    =======  ========   =========   =======  =======    ========   =======   =======




(1) Dilutive Securities

As  of  December  31, 2000, 1999 and 1998, there were 1,816,000,  2,308,000  and
1,655,000 shares available for issue under granted stock options, respectively. These options were not included in the computation of diluted loss per common share as a loss was incurred in each of these years, and their inclusion would be antidilutive. Hecla also has 2.3 million shares of convertible preferred stock outstanding that, if converted, would be antidilutive, and were therefore excluded from the determination of diluted loss per share. The 1999 and 2000 calculation also excludes 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive.

Note 15:  Other Comprehensive Loss

     Due to the availability of net operating losses, there is no tax effect associated with any component of other comprehensive loss. The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive loss (in thousands):


                                                             Minimum      Accumulated
                               Foreign      Unrealized       Pension         Other
                               Currency    Gains (Losses)   Liability    Comprehensive
                                Items      On Securities   Adjustment         Loss
                               ---------   --------------  ----------    -------------


 Balance December 31, 1997     $  (4,898)   $      (63)    $      - -     $   (4,961)
 1998 change                         - -           (19)          (289)          (308)
                               ---------    ----------     ----------     ----------
 Balance December 31, 1998        (4,898)          (82)          (289)        (5,269)
 1999 change                         - -           109            289            398
                               ---------    ----------     ----------     ----------
 Balance December 31, 1999        (4,898)           27            - -         (4,871)

 2000 change                         - -            13            - -             13
                               ---------    ----------     ----------     ----------
 Balance December 31, 2000     $  (4,898)   $       40     $      - -     $   (4,858)
                               =========    ==========     ==========     ==========



            Hecla Mining Company and Wholly Owned Subsidiaries

                      Form 10-K - December 31, 2000

                            Index to Exhibits
        Number and Description of Exhibits

3.1(a)  Certificate of Incorporation of the
        Registrant as amended to date.(2)

3.1(b) Certificate of Amendment of Certificate of Incorporation of the Registrant, dated as of May 16, 1991.(2)

3.2     By-Laws of the Registrant as amended to date.(2)

4.1(a)  Certificate of Designations, Preferences and Rights of
        Series A Junior Participating Preferred Stock of the
        Registrant.(2)

4.1(b)  Certificate of Designations, Preferences and Rights of
        Series B Cumulative Convertible Preferred Stock of the Registrant.(2)

4.2     Rights Agreement dated as of May 10, 1996, between
        Hecla Mining Company and American Stock Transfer
        & Trust Company, which  includes the form of Rights
        Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla
        Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B.(2)

10.1(a) Credit Agreement dated as of May 7, 1999,  among
        Registrant and Certain Subsidiaries and NationsBank,
        N.A., as Agent, and Certain Lenders.(2)

10.1(b) First Amendment to Restated Credit Agreement dated as of June 25, 1999 among NationsBank, N.A. and
        Registrant.(2)

10.1(c) Second Amendment to Restated Credit Agreement dated as of August 31, 1999 among NationsBank, N.A. and
        Registrant.(2)

10.1(d) Third Amendment to Restated Credit Agreement dated as of December 20, 1999, among NationsBank, N.A. and Registrant.(2)

10.1(e) Fourth Amendment to Restated Credit Agreement dated as of December 30, 1999, among NationsBank, N.A. and Registrant.(2)



            Hecla Mining Company and Wholly Owned Subsidiaries

                      Form 10-K - December 31, 2000

                            Index to Exhibits

        Number and Description of Exhibits

10.2    Employment agreement dated June 1, 2000, between
        Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements with each of Messrs. William B. Booth, J. Gary Childress, Vicki J.
        Veltkamp, and Michael B. White. Such substantially identical agreements are not included as separate
        Exhibits.)(1,2)

10.3(a) Form of Executive Deferral Plan Master Document, as amended, effective November 13, 1998.(1,2)

10.3(b) Form of Director Deferral Plan Master Plan Document effective January 1, 1995.(1,2)

10.4(a) 1987 Nonstatutory Stock Option Plan of the Registrant.(1,2)

10.4(b) Hecla Mining Company 1995 Stock Incentive Plan.(1,2)

10.4(c) Hecla Mining Company Stock Plan for Nonemployee
        Directors.(1,2)

10.5(a) Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan.(1,2)

10.5(b) Supplemental Excess Retirement Master Plan Documents.(1,2)

10.5(c) Hecla Mining Company Nonqualified Plans Master
        Trust Agreement.(1,2)

10.6 Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers.(1,2)

10.7    Summary of Short-term Performance Payment Plan.(1,2)

10.8(a) Amended and Restated Golden Eagle Earn-In Agreement between Santa Fe Pacific Gold Corporation and Hecla
        Mining Company dated as of September 6, 1996.(2)

10.8(b) Golden Eagle Operating Agreement between Santa Fe
        Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996.(2)

10.9    Limited Liability Company Agreement of the Rosebud
        Mining Company, LLC among Santa Fe Pacific Gold
        Corporation and Hecla Mining Company dated as of September 6, 1996.(2)

10.10   Restated Mining Venture Agreement among Kennecott
        Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994.(2)

10.11   Credit Agreement dated as of June 25, 1999, among Monarch
        Monarch Resources Investments Limited as Borrower,
        Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank London Limited as
        Collateral and Administrative Agent.(2)





            Hecla Mining Company and Wholly Owned Subsidiaries

                      Form 10-K - December 31, 2000

                            Index to Exhibits

        Number and Description of Exhibits


10.12 Subordinated Loan Agreement dated as of June 25, 1999, among Hecla Mining Company as Borrower and Standard
        Bank London Limited as Initial Lender, Collateral and
        Administrative Agent.(2)

10.13   Subordination Agreement dated as of June 25, 1999, among
        NationsBank, N.A. as Senior Creditor, Standard Bank
        London Limited as Subordinated Creditor and Hecla
        Mining Company.(2)

10.14   Facility Agreement dated March 24, 2000, among Hecla
        Mining Company as Borrower and Standard Bank London
        Limited as Initial Lender, Collateral Agent and
        Administrative Agent.(2)

10.15   Subordinated Loan Agreement dated June 29, 2000, among
        Hecla Mining Company as Borrower and Standard Bank
        London Limited as Lender.(2)

10.16   Subordination Agreement dated June 29, 2000, among Hecla
        Mining Company and Standard Bank London Limited as
        Senior Creditor and Subordinated Creditor.(2)

10.17   Variable Rate Commercial Revolving Loan dated October 12,
        2000, among Hecla Mining Company as Borrower and Idaho
        Independent Bank as Lender.(2)

10.18 Stock Purchase Agreement dated November 17, 2000, between Hecla Mining Company and Zemex U.S.
        Corporation.(2)

11.     Computation of weighted average number of common
        shares outstanding.                                          Attached

12.     Statement of Computation of Ratio of Earnings to
        Fixed Charges.                                               Attached

21.     List of subsidiaries of the Registrant.                      Attached

23.1    Consent of PricewaterhouseCoopers LLP to incorporation
        by reference of its report dated March 28, 2001, on the
        Consolidated Financial Statements of the Registrant in
        the Registrant's Registration Statements on Form S-3,
        No. 33-72832, No. 33-59659, Form S-8, No. 33-7833, No.
        33-41833, No. 33-14758 and  No. 33-60099.2                   Attached

__________________
1.   Indicates a management contract or compensatory plan or arrangement.

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

  3.1(a) & (b)      3.1 (10-K for 1987)
  3.2               2 (Current Report on Form 8-K dated
                    November 13, 1998)
  4.1(a) & (b)      4.1(d)(e) and 4.5 (10-Q for June 30, 1993)
  4.2               4 (Current Report on Form 8-K dated
                    May 10, 1996)
  10.1(a)           10.2 (10-Q for June 30, 1999)
  10.1(b)           10.2(a) (10-Q for June 30, 1999)
  10.1(c)           10.1(c) (10-K for 1999)
  10.1(d)           10.1(d) (10-K for 1999)
  10.1(e)           10.1(e) (10-K for 1999)
  10.2              10.2 (10-Q for September 30, 2000)
  10.3(a)           10.3(a) (10-K for 1998)
  10.3(b)           10.3(b) (10-K for 1994)
  10.4(a)           B (Proxy Statement dated March 20, 1987)
  10.4(b)           A (Proxy Statement dated March 27, 1995)
  10.4(c)           B (Proxy Statement dated March 27, 1995)
  10.5(a)           10.11(a) (10-K for 1985)
  10.5(b)           10.5(b) (10-K for 1994)
  10.5(c)           10.5(c) (10-K for 1994)
  10.6              10.15 (10-K for 1987)
  10.7              10.7 (10-K for 1994)
  10.8(a)           10.11(a) (10-Q for September 30, 1996)
  10.8(b)           10.11(b) (10-Q for September 30, 1996)
  10.9              10.12 (10-Q for September 30, 1996)
  10.10             A (10-Q for June 30, 1994)
  10.11             10.3 (10-Q for June 30, 1999)
  10.12             10.4 (10-Q for June 30, 1999)
  10.13             10.5 (10-Q for June 30, 1999)
  10.14             10 (Current Report on Form 8-K dated
                    March 24, 2000)
  10.15             10.1 (10-Q for June 30, 2000)
  10.16             10.2 (10-Q for June 30, 2000)
  10.17             10.14 (10-Q for September 30, 2000)
  10.18             10.1 (Current Report on Form 8-K dated
                    November 17, 2000)

