Form 10-Q
period 2001-03-31
HECLA MINING CO/DE/
filed 2001-05-14
CIK 719413

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


Commission file number       1-8491
                      ---------------------------------------------------------

                             HECLA MINING COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                  82-0126240
---------------------------------            ----------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

    6500 Mineral Drive
    Coeur d'Alene, Idaho                          83815-8788
---------------------------------------      ----------------------
(Address of principal executive offices)          (Zip Code)

                                  208-769-4100
--------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .  No     .
                                                   ----      ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding April 30, 2001
--------------------------           --------------------------
  Common stock, par value                66,798,541 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                      For the Quarter Ended March 31, 2001


                           I N D E X*

                                                                  Page
PART I. - Financial Information

    Item l   -  Consolidated Balance Sheets - March 31,
                2001 and December 31, 2000                           3

             -  Consolidated Statements of Operations and
                Comprehensive Income (Loss) - Three Months
                Ended March 31, 2001 and 2000                        4

             -  Consolidated Statements of Cash Flows - Three
                Months Ended March 31, 2001 and 2000                 5

             -  Notes to Consolidated Financial Statements           6

    Item 2   -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations       16


PART II. - Other Information

    Item 1   -  Legal Proceedings                                   29

    Item 6   -  Exhibits and Reports on Form 8-K                    30









*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                    March 31,   December 31,
                                                                      2001          2000
                                                                   ----------   ------------

                                ASSETS
Current assets:
 Cash and cash equivalents                                          $   3,241     $   1,373
 Accounts and notes receivable                                         11,684        11,164
 Inventories                                                           11,683        11,269
 Other current assets                                                   1,403         2,105
 Net assets of discontinued operations                                  2,656        44,057
                                                                    ---------     ---------
      Total current assets                                             30,667        69,968
Investments                                                               223           502
Restricted investments                                                  6,711         6,268
Properties, plants and equipment, net                                 105,290       108,343
Other noncurrent assets                                                11,174         9,755
                                                                    ---------     ---------
      Total assets                                                  $ 154,065     $ 194,836
                                                                    =========     =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                              $   9,400     $   7,520
 Accrued payroll and related benefits                                   6,510         4,732
 Current portion of long-term debt                                      3,250        59,274
 Accrued taxes                                                          2,385         2,188
 Current portion of accrued reclamation and closure costs               8,908        12,060
                                                                    ---------     ---------
      Total current liabilities                                        30,453        85,774
Deferred income taxes                                                     300           300
Long-term debt                                                         10,003        10,041
Accrued reclamation and closure costs                                  47,525        46,650
Other noncurrent liabilities                                            6,688         7,326
                                                                    ---------     ---------
      Total liabilities                                                94,969       150,091
                                                                    ---------     ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000
 shares; issued and outstanding - 2,300,000 shares,
 liquidation preference 2001 - $121,037 and 2000 - $119,025               575           575
Common stock, $0.25 par value, authorized 100,000,000 shares;
 issued 2001 and 2000 - 66,859,752 shares                              16,715        16,715
Capital surplus                                                       400,236       400,236
Accumulated deficit                                                  (356,988)     (366,523)
Accumulated other comprehensive loss                                      (42)       (4,858)
Less stock held by grantor trust; 2001 and
 2000 - 139,467 common shares                                            (514)         (514)
Less treasury stock, at cost; 2001 - 62,116 common
 shares and 2000 - 62,114 common shares                                  (886)         (886)
                                                                    ---------     ---------
      Total shareholders' equity                                       59,096        44,745
                                                                    ---------     ---------
      Total liabilities and shareholders' equity                    $ 154,065     $ 194,836
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

                      Hecla Mining Company and Subsidiaries

      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                                       Three Months Ended
                                                                -------------------------------
                                                                March 31, 2001   March 31, 2000
                                                                --------------   --------------
Continuing Operations:
Sales of products                                                  $  16,417        $  17,628
                                                                   ---------        ---------
Cost of sales and other direct production costs                       11,172           14,051
Depreciation, depletion and amortization                               4,393            4,721
                                                                   ---------        ---------
                                                                      15,565           18,772
                                                                   ---------        ---------
Gross profit (loss)                                                      852           (1,144)
                                                                   ---------        ---------

Other operating expenses:
 General and administrative                                            1,514            1,879
 Exploration                                                             515            1,619
 Depreciation and amortization                                            68               73
 Provision for closed operations and environmental matters               574              866
                                                                   ---------        ---------
                                                                       2,671            4,437

Loss from operations                                                  (1,819)          (5,581)
                                                                   ---------        ---------

Other income (expense):
 Interest and other income                                               628              622
 Miscellaneous expense                                                  (413)            (384)
 Interest expense, net                                                (2,006)          (1,667)
                                                                   ---------        ---------
                                                                      (1,791)          (1,429)
                                                                   ---------        ---------

Loss from continuing operations before income taxes
 and extraordinary charge                                             (3,610)          (7,010)
Income tax provision                                                     - -               (9)
                                                                   ---------        ---------
Loss from continuing operations before extraordinary charge           (3,610)          (7,019)
Discontinued operations:
 Income, net of income tax                                               162            1,124
 Gain (loss) on disposal, net of income tax                           12,983             (778)
Extraordinary charge, net of income tax                                  - -             (647)
                                                                   ---------        ---------

Net income (loss)                                                      9,535           (7,320)
Preferred stock dividends                                             (2,012)          (2,012)
                                                                   ---------        ---------
Income (loss) applicable to common shareholders                        7,523           (9,332)
                                                                   ---------        ---------
Other comprehensive income (loss), net of income tax:
 Cumulative effect of a change in accounting principle                  (136)             - -
 Reclassification adjustment of loss included in net income               10              - -
 Unrealized holding gains on securities                                   44              293
 Change in foreign currency items                                      4,898              - -
                                                                   ---------        ---------
Other comprehensive income                                             4,816              293
                                                                   ---------        ---------
Comprehensive income (loss) applicable to common shareholders      $  12,339        $  (9,039)
                                                                   =========        =========

Basic and diluted income (loss) per common share:
   Loss from continuing operations                                 $   (0.09)       $   (0.14)
   Income from discontinued operations                                  0.20             0.01
   Extraordinary charge                                                  - -            (0.01)
                                                                   ---------        ---------
Basic and diluted income (loss) per common share                   $    0.11        $   (0.14)
                                                                   =========        =========

Weighted average number of common shares outstanding                  66,798           66,782
                                                                   =========        =========

    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                    --------------------------------
                                                                                    March 31, 2001    March 31, 2000
                                                                                    --------------    --------------
Operating activities:
  Net income (loss)                                                                    $   9,535         $  (7,320)
  Noncash elements included in net income (loss):
    Depreciation, depletion and amortization                                               4,461             5,893
    Extraordinary charge                                                                     - -               647
    (Gain) loss on sale of discontinued operations                                       (12,983)              778
    Gain on disposition of properties, plants and equipment                                 (119)             (148)
    Provision for reclamation and closure costs                                              214               277
    Change in net assets of discontinued operations                                        1,393               - -
Change in assets and liabilities:
    Accounts and notes receivable                                                           (520)           (1,972)
    Inventories                                                                           (2,336)           (2,229)
    Other current and noncurrent assets                                                       12            (1,094)
    Accounts payable and accrued expenses                                                  1,754             1,341
    Accrued payroll and related benefits                                                   1,778               134
    Accrued taxes                                                                            197               (35)
    Accrued reclamation and closure costs and other noncurrent liabilities                (3,129)           (1,116)
                                                                                       ---------         ---------

  Net cash provided (used) by operating activities                                           257            (4,844)
                                                                                       ---------         ---------

Investing activities:
  Proceeds from sale of discontinued operations                                           59,761             8,728
  Additions to properties, plants and equipment                                           (2,096)           (3,418)
  Proceeds from disposition of properties, plants and equipment                              177               614
  Decrease (increase) in restricted investments                                             (443)           (9,983)
  Purchase of investments and change in cash surrender value of life insurance, net          323                 4
  Other, net                                                                                 (87)              (35)
                                                                                       ---------         ---------

  Net cash provided (used) by investing activities                                        57,635            (4,090)
                                                                                       ---------         ---------

Financing activities:
  Dividends paid on preferred stock                                                          - -            (2,012)
  Payments for debt issuance costs                                                           - -            (1,811)
  Borrowings on long-term debt                                                               975            76,500
  Repayments on long-term debt                                                           (56,999)          (56,511)
                                                                                       ---------         ---------

  Net cash provided (used) by financing activities                                       (56,024)           16,166
                                                                                       ---------         ---------

Change in cash and cash equivalents:
  Net increase in cash and cash equivalents                                                1,868             7,232
  Cash and cash equivalents at beginning of period                                         1,373             2,719
                                                                                       ---------         ---------

  Cash and cash equivalents at end of period                                           $   3,241         $   9,951
                                                                                       =========         =========



    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.

     The notes to the consolidated financial statements as of December 31, 2000, as set forth in Hecla Mining Company's (Hecla) 2000 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. For additional information, please refer to such notes.

Note 2.

     The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature with the exception of an adjustment recognized in 2000 for the early extinguishment of debt as described in Note 7. All financial statements presented are unaudited. However, the balance sheet as of December 31, 2000, was derived from the audited consolidated balance sheet referenced in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. In order to provide Hecla additional liquidity, Hecla is currently evaluating a number of financing alternatives including debt financing, sale of royalty interest, and equity issuance. Hecla currently anticipates completing one or more financing alternatives during 2001. Proceeds from these planned financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of the Colorado Aggregate division of MWCA (CAC), which had $2.7 million of net assets at March 31, 2001. There can be no assurance that Hecla will be successful in obtaining financing or in completing a sales transaction for the remaining assets of CAC.

     Based upon Hecla's estimate of metals prices and metals production for the remainder of 2001, Hecla currently believes that its operating cash flows, the cash proceeds from the sale of Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee de Mexico and certain other minor industrial minerals companies (collectively the K-T Group), proceeds from potential financings, and the anticipated proceeds from the sale of the remaining assets of CAC will be adequate to fund anticipated minimum capital expenditures, idle property expenditures, and exploration expenditures in 2001. Cash flows from operations, however, could be significantly impacted if the

                      Hecla Mining Company and Subsidiaries


market price of gold, silver, zinc and lead fluctuate. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer certain planned capital and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

Note 3.

     On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million subject to customary post-closing adjustments. Hecla recorded a gain on the sale of the K-T Group of $13.0 million in the first quarter of 2001. The proceeds from the sale were used to repay a term loan facility of $55.0 million, and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of CAC, although there can be no assurance that a sales transaction will be completed. At March 31, 2001, the remaining net assets of CAC are approximately $2.7 million. Including the gain on sale, Hecla recorded income from discontinued operations of approximately $13.1 million, or $0.20 per common share, in the first quarter of 2001 compared to income of approximately $0.3 million, or $0.01 per common share, in the same period in 2000.

Note 4.

     Hecla's income tax provision for the first three months of 2001 and 2000 varies from the amount that would have been provided by applying the statutory rate to the income (loss) before income taxes primarily due to the availability of net operating loss carryforwards in 2001 that can be utilized and the inability to use tax losses in 2000. During the first quarter of 2000, Hecla recognized a $9,000 provision for foreign incomes taxes.

Note 5.

     Inventories consist of the following (in thousands):

                                        March 31,     Dec. 31,
                                           2001        2000
                                        ----------   ---------
     Concentrates, bullion, metals
        in transit and other products   $    7,220   $   5,932
     Materials and supplies                  4,463       5,337
                                        ----------   ---------

                                        $   11,683   $  11,269
                                        ===========  =========

                      Hecla Mining Company and Subsidiaries


     At March 31, 2001, Hecla had forward sales commitments through December 31, 2004 for 215,611 ounces of gold at an average price of $288.25 per ounce. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts. As such, Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at March 30, 2001 was $257.70 per ounce.

Note 6.   Contingencies

Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of March 31, 2001, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $10.8 million. These estimated expenditures are anticipated to be made over the next three to five years. In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

     As of March 31, 2001, Hecla has not accrued any amounts for potential liability associated with the Coeur d'Alene River Basin environmental claims as the amount, if any, is currently not estimable. It is reasonably possible that Hecla's obligation may change in the near or longer term. An adverse ruling against Hecla on liability and damages in this matter could have a material adverse effect on the Company.

                      Hecla Mining Company and Subsidiaries


Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of March 31, 2001, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), terminated shipments (comprising approximately 1% of annual ball clay production) sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover its losses and its insurance company's payments to downstream users of its animal feed. The complaint alleged negligence, strict liability and breach of implied warranties and seeks damages in excess of $7.0 million. Legal counsel retained by the insurance company for K-T Clay had the case removed to Federal Court in Arkansas. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by a successor in interest to a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The two more recent lawsuits together allege damages totaling approximately $1.7 million. These

                      Hecla Mining Company and Subsidiaries


complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. In January 2001, Hecla was dismissed from the only lawsuit in which it had been named as a defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods litigation against K-T Clay through settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods settlement. The defense of the remaining lawsuits is being covered by insurance. The Company believes that $11.0 million of insurance coverage is available to cover all three claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. Although the outcome of the remaining litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

Note 7.

     As of March 31, 2001, Hecla's wholly owned subsidiary Hecla Resource Investments Limited (HRIL), had $10.3 million outstanding under a project financing agreement, nonrecourse to Hecla, that was utilized to acquire the La Camorra mine in Venezuela. As collateral for the loan, HRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the La Camorra mine. HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. The project financing agreement is repayable in semiannual payments ending December 31, 2004.

     The HRIL project financing agreement requires the Company to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project through December 31, 2004. At March 31, 2001, there were 215,611 ounces of gold sold forward at $288.25

                      Hecla Mining Company and Subsidiaries


per ounce. Portions of these forward contracts mature quarterly from June 2001 through December 2004. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. As part of the original forward sales contracts, the Company entered into a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale. Settlement is made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate. All settlements are made by delivering gold.

     As of March 31, 2001, the Company has outstanding a $3.0 million subordinated loan which is due in three equal semiannual payments commencing in June of 2003.

     The interest rates for borrowings under the project financing and subordinated debt agreements were 8.04% and 10.21%, respectively, as of March 31, 2001. The interest rates are based on LIBOR rates.

     On April 16, 2001, Hecla entered into a new $1.5 million revolving bank agreement due on June 16, 2001. Amounts available under the bank agreement are available for general corporate purposes. As collateral for the loan, Hecla pledged its corporate office building and related property located in Coeur d'Alene, Idaho. The interest rate is based on the prime lending rate plus 1.25%.

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla, S.A. de C.V. and the lender. The credit facility is nonrecourse to Hecla. Under the terms of the credit facility, Minera Hecla, S.A. de C.V. will make monthly payments for principal and interest over 63 months. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 concessions.

     On May 7, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. entered into a $700,000 short-term loan to finance the working capital of the San Sebastian project. The loan requires monthly interest payments with a final principal payment due on November 7, 2001. The loan in nonrecourse to Hecla and is unsecured.

                      Hecla Mining Company and Subsidiaries

Note 8.

     The following table presents a reconciliation of the numerators (net income
(loss)) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to declared and undeclared cumulative preferred dividends in arriving at income
(loss) applicable to common shareholders for the three months ended March 31, 2001 and 2000, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts). For the three months ended March 31, 2001, the $2.0 million dividend below has not been declared or paid.

                                                                  Three Months Ended March 31,
                                                ----------------------------------------------------------------
                                                              2001                  2000
                                                ------------------------------    ------------------------------
                                                  Net                Per-Share      Net                Per-Share
                                                  Loss      Shares     Amount       Loss      Shares     Amount
                                                --------    ------     ------     --------    ------     -------
Income (loss) before extraordinary charge       $  9,535                          $ (6,673)
Extraordinary charge, net of income tax              - -                              (647)
                                                --------                          --------

Income (loss) before preferred stock
  dividends                                        9,535                            (7,320)
Less:  Preferred
 stock dividends                                  (2,012)                           (2,012)
                                                --------                          --------

Basic income (loss) per common share:
Income (loss) applicable to common
  shareholders                                     7,523    66,798     $  0.11      (9,332)   66,782     $ (0.14)

Effect of dilutive securities                        - -       350         - -         - -       - -         - -
                                                --------    ------     -------    --------    ------     -------

Diluted income (loss) per common share          $  7,523    67,148     $  0.11    $ (9,332)   66,782     $ (0.14)
                                                ========    ======     =======    ========    ======     =======

     These calculations of diluted earnings per share for the three months ended March 31, 2001 and 2000 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of March 31, 2001 and 2000, as their exercise would be antidilutive, as follows:

                        Three Months Ended
                      -----------------------
                              March 31,
                         2001         2000
                      ----------   ----------

                       1,809,500    2,124,000

                      Hecla Mining Company and Subsidiaries


Note 9.

     Hecla is organized and managed primarily on the basis of the principal products being produced from its operating units. One operating unit has been aggregated into the Metals-Gold segment, two of the operating units have been aggregated into the Metals-Silver segment, and five operating units have been aggregated as part of the Industrial Minerals segment. During November 2000, the industrial minerals segment was designated as a discontinued operation. On March 27, 2001, Hecla sold the K-T Group which consisted of four operating units. Following the sale of the K-T Group, discontinued operations consisted of one operating unit. General corporate activities not associated with operating units as well as idle properties are presented as Other.

     The following tables present information about reportable segments for the three months ended March 31 (in thousands):


                                          2001         2000
                                        --------     --------
Net sales to unaffiliated customers:
     Metals-Gold                        $  6,698     $  6,329
     Metals-Silver                         9,719       11,299
                                        --------     --------

                                        $ 16,417     $ 17,628
                                        ========     ========


                                          2001         2000
                                        --------     --------
Income (loss) from operations:
     Metals-Gold                        $  1,270     $ (2,306)
     Metals-Silver                        (1,000)        (457)
     Other                                (2,089)      (2,818)
                                        --------     --------

                                        $ (1,819)    $ (5,581)
                                        ========     ========

                      Hecla Mining Company and Subsidiaries


    The following table presents identifiable assets by reportable segment as of March 31, 2001, and December 31, 2000 (in thousands):

                                March 31,    December 31,
                                  2001           2000
                                ---------    ------------

     Identifiable assets:
       Metals-Gold              $  41,490     $  42,667
       Metals-Silver               81,358        81,572
       Discontinued operations      2,656        44,057
       Other                       28,561        26,540
                                ---------     ---------
                                $ 154,065     $ 194,836
                                =========     =========

Note 10.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended in June 2000 with the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which Hecla adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income (loss) depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

     At March 31, 2001, Hecla's hedging contracts, used to reduce exposure to precious metal prices, consisted of forward sales contracts and a gold lease rate swap. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts, as such Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138, and as a result these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla recorded a cumulative effect of a change in accounting principle in other comprehensive income of approximately $0.1 million loss related to the gold lease rate swap upon adoption of SFAS 133 on January 1, 2001.

                      Hecla Mining Company and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. On February 27, 2001, Hecla signed an agreement to sell the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group). The sales transaction closed on March 27, 2001. Hecla also intends to sell the remaining assets of the Colorado Aggregate division of MWCA (CAC), which is a wholly owned subsidiary of Hecla. As a result of Hecla's decision to sell the industrial minerals segment in 2000, it is now accounted for as discontinued operations. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

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

     - the timely development of existing properties and reserves and future projects,

     -    the impact of metal prices and metal production volatility,

     -    changing market conditions and the regulatory environment,

     -    limited access to capital markets, and

                      Hecla Mining Company and Subsidiaries

     - other risks detailed from time to time in Hecla's Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of Hecla's 2000 Form 10-K).

     As a result of the above factors and potentially others, actual results may differ materially from those projected, forecasted or implied. These forward-looking statements represent Hecla's judgment as of the date of this filing. Hecla disclaims, however, any intent or obligation to update these forward-looking statements as circumstances may change or develop.

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla, S.A. de C.V. and the lender. The credit facility is nonrecourse to Hecla. Ore mined from the San Sebastian project will be trucked approximately 100 kilometers to the processing mill. The mill has a rated capacity of 500 tonnes per day and produces a silver/gold precipitate which is to be sold to a precious metals refiner. Milling operations commenced in early May, and production from Sebastian is anticipated to be between 1.0 million and 1.5 million ounces of silver, and 25,000 to 30,000 ounces of gold in 2001.

     During the first quarter of 2001, Hecla produced approximately 36,000 ounces of gold compared to approximately 32,000 ounces in the first quarter of 2000. The following table displays the actual gold production (in ounces) by operation for the three months ended March 31, 2001 and 2000, projected gold production for the year ending December 31, 2001, and actual gold production for the year ended December 31, 2000:


                    Actual       Actual        Projected          Actual
                   March 31,    March 31,       Dec. 31,         Dec. 31,
Operation            2001         2000            2001             2000
---------          ---------    ---------    ----------------    ---------
La Camorra            28,000       19,000     100,000-110,000       93,000
Greens Creek(3)        7,000        6,000       22,000-24,000       25,000
Rosebud(1)(3)            - -        6,000                 - -       24,000
San Sebastian          1,000          - -       25,000-29,000        3,000
Other(2)                 - -        1,000             0-1,000        1,000
                   ---------    ---------    ----------------    ---------

Totals                36,000       32,000     147,000-164,000      146,000
                   =========    =========    ================    =========

                      Hecla Mining Company and Subsidiaries


     (1) The Rosebud mine completed operations in the third quarter of 2000.

     (2) Includes production from the San Sebastian project (formerly referred to as the Saladillo property), the La Choya mine, which completed mining in December 1998, and other sources.

     (3)  Reflects Hecla's portion.

     In the first quarter of 2001, Hecla produced approximately 2.1 million ounces of silver compared to approximately 2.2 million ounces in the first quarter of 2000. The following table displays the actual silver production (in ounces) by operation for the three months ended March 31, 2001 and 2000, projected silver production for the year ending December 31, 2001, and actual silver production for the year ended December 31, 2000 (in thousands):


                 Actual       Actual        Projected        Actual
                March 31,    March 31,       Dec. 31,       Dec. 31,
Operation         2001         2000            2001            2000
---------       ---------    ---------    --------------    ---------
Lucky Friday        1,117        1,455       4,700-5,100        5,012
Greens Creek          967          743       2,800-3,200        2,754
Rosebud               - -           22               - -           56
San Sebastian          44          - -       1,000-1,500          177
                ---------    ---------    --------------    ---------

Totals              2,128        2,220       8,500-9,800        7,999
                =========    =========    ==============    =========


     In 2000, Hecla shipped approximately 1,078,000 tons from the K-T Group, which included ball clay, kaolin and feldspar, as well as approximately 61,000 tons of specialty aggregates from CAC and 130,000 cubic yards of landscape material from the Mountain West Products division of MWCA. During the first quarter of 2001, Hecla shipped approximately 248,000 tons from the industrial minerals group, including 7,000 tons from CAC. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million subject to customary post-closing adjustments. Hecla recorded a gain on the sale of the K-T Group of $13.0 million in the first quarter of 2001. The proceeds were used to repay a term loan facility of $55.0 million and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes. Hecla continues to pursue a sale of the remaining assets of CAC, although there can be no assurance that Hecla will complete a sales transaction.

                      Hecla Mining Company and Subsidiaries


During 2000, Hecla sold substantially all of the assets of its Mountain West Products division of MWCA and the landscape operations of the Colorado Aggregate division of MWCA.

Results of Operations

     Hecla recorded a loss from continuing operations, before a preferred stock dividend, of approximately $3.6 million, or $0.05 per common share, in the first quarter of 2001 compared to a loss from continuing operations of approximately $7.0 million, before an extraordinary charge and preferred stock dividend, or $0.11 per common share, in the first quarter of 2000. After recognizing $13.1 million in income from discontinued operations and $2.0 million (which has not been declared or paid) in dividends to holders of the Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's income applicable to common shareholders for the first quarter of 2001 was approximately $7.5 million, or $0.11 per common share, compared to a loss of $9.3 million, or $0.14 per common share in the first quarter of 2000, after recognizing $0.3 million in income from discontinued operations, a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt and $2.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock. Although Hecla has elected not to declare the dividend for the first quarter of 2001, because these dividends are cumulative, the effects of the undeclared dividends are reflected in the income applicable to common shareholders.

     The decreased loss in 2001 compared to the same period in 2000 was attributable to a variety of factors, the most significant of which are discussed below.

     Sales of products decreased by approximately $1.2 million, or 6.9%, in the first quarter of 2001 compared to the first quarter of 2000 primarily due to:

       - decreased sales totaling $1.6 million from silver operations primarily resulting from lower zinc and silver prices, partly offset by higher lead prices, the timing of lead concentrate shipments at the Greens Creek mine and reduced hedging activities in the 2001 period, and

       - increased sales totaling $0.4 million from gold operations, primarily resulting from increased production and sales at the La Camorra mine ($2.2 million), partly offset by decreased sales at Rosebud ($1.8 million), a result of the completion of mining activity in the third quarter of 2000.

                      Hecla Mining Company and Subsidiaries


     The following table compares the average metal prices for the first quarter of 2001 with the comparable 2000 period:


        Metal                         2001        2000       $ Change      % Change
   --------------------             --------    --------    ----------    ----------
   Gold-Realized ($/oz.)            $    279    $    290    $    (11)         (4)%
   Gold-London Final ($/oz.)             263         290         (27)         (9)
   Silver-Handy & Harman ($/oz.)        4.56        5.21       (0.65)        (12)
   Lead-LME Cash ($/pound)             0.223       0.206       0.017           8
   Zinc-LME Cash ($/pound)             0.462       0.512       (0.05)        (10)

     Cost of sales and other direct production costs decreased approximately $2.9 million, or 20.5%, in the first quarter of 2001 compared to the first quarter of 2000 primarily due to:

       - decreased cost of sales at the Rosebud mine ($2.4 million) due to the completion of mining in the third quarter of 2000,

       - decreased cost of sales at the Greens Creek mine ($1.1 million) primarily due to a decrease in lead concentrate shipments during the first quarter of 2001, and

       - increased cost of sales from the La Camorra mine ($0.5 million) as a result of increased production.

     Cost of sales and other direct production costs as a percentage of sales from products decreased to 68.1% in the first quarter of 2001 from 79.7% in the first quarter of 2000. The change was due to increased margins from the gold segment resulting from increased production and better efficiencies at the La Camorra mine, decreased production and sales at the Rosebud mine due to the completion of mining activity in 2000, partly offset by lower hedging revenues and lower margins from the silver segment due to lower silver and zinc prices.

     Depreciation, depletion, and amortization decreased $0.3 million, or 6.9%, in the first quarter of 2001 from the first quarter of 2000 principally due to:

       - decreased depreciation at the Rosebud mine ($0.9 million) due to completion of mining activity in the third quarter of 2000,

       - decreased depreciation at the Lucky Friday mine ($0.5 million), due to the write-down of assets in December 2000, and

                      Hecla Mining Company and Subsidiaries


     - increased depreciation from the La Camorra mine due to increased production ($0.9 million).

     General and administrative expense decreased $0.3 million, or 19.4%, in the first quarter of 2001, compared to the first quarter of 2000, primarily due to reduced spending at the corporate level during 2001, as well as reduced staffing levels.

     Exploration expense decreased $1.1 million, or 68.2%, in the first quarter of 2001, compared to the first quarter of 2000, principally due to reduced expenditures at Rosebud due to completion of operations in the third quarter of 2000 ($0.6 million) and reduced exploration activity in Mexico ($0.4 million).

     Hecla's provision for closed operations and environmental matters decreased $0.3 million in the first quarter of 2001, compared to the first quarter of 2000, principally due to a decreased provision at Grouse Creek ($0.5 million), partially offset by increased expenditures relating to the Coeur d'Alene Basin Litigation ($0.2 million).

     Interest expense increased $0.3 million in the first quarter of 2001 compared to the first quarter of 2000, due to increased borrowings.

     Hecla recorded income from discontinued operations of approximately $13.1 million, or $0.20 per common share, in the first quarter of 2001 compared to income of approximately $0.3 million, or $0.01 per common share, in the same period in 2000. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million, subject to customary post-closing adjustments, and recorded a gain of $13.0 million in the first quarter of 2001. Other factors contributing to the change include:

     - decreased sales totaling approximately $4.8 million, principally the result of decreased shipments at the MWCA group ($3.4 million) after the sale of the Mountain West Products division of MWCA in March 2000 and the landscape operation of Colorado Aggregate in June 2000, as well as decreased sales at the K-T Group ($1.4 million),

     - a loss of $0.8 million on the sale of the Mountain West Products division of MWCA in 2000,

     - decreased cost of sales of $3.8 million, principally due to the partial sale of MWCA and lower sales at the K-T Group, and

     - decreased depreciation, depletion and amortization of $0.2 million, primarily due to the partial sale of MWCA.

                      Hecla Mining Company and Subsidiaries


     An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of debt.

     Cash operating, total cash, and production cost per gold ounce decreased to $146, $146 and $215, respectively, in the first quarter of 2001 from $246, $249 and $328 in the first quarter of 2000, respectively. The decreases in costs per gold ounce were primarily attributable to increased production at the La Camorra mine, as well as the completion of mining activity in the third quarter of 2000 at the Rosebud mine.

     Cash operating, total cash, and total production cost per silver ounce decreased to $3.31, $3.32 and $4.61, respectively, in the first quarter of 2001 from $3.68, $3.69, and $5.02 in the first quarter of 2000, respectively. The decreases in the costs per silver ounce were due primarily to the positive impacts of Greens Creek's increased silver production resulting from 20% higher silver grade and increased tons mined. The full cost per ounce was also positively impacted by decreased per ounce depreciation at the Lucky Friday mine due to the write-down of the majority of property, plant and equipment in the fourth quarter of 2000.

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

     At March 31, 2001, assets totaled approximately $154 million and shareholders' equity totaled approximately $59 million. Cash and cash equivalents increased by $1.8 million to $3.2 million at March 31, 2001 from $1.4 million at December 31, 2000.

                      Hecla Mining Company and Subsidiaries


     Hecla's investing activities provided $57.6 million of cash during the first quarter of 2001. The major source of cash was from the sale of the K-T Group ($59.8 million), partly offset by additions to properties, plants and equipment ($2.1 million), primarily at the La Camorra and Greens Creek mines.

     Operating activities provided approximately $0.3 million of cash during the first quarter of 2001. Significant sources of cash included increased accrued payroll and related benefits of $1.8 million and increased accounts payable and accrued expenses of $1.6 million. Significant uses of cash included (1) cash required for reclamation activities and other noncurrent liabilities of $3.1 million; (2) increases in inventories of $2.3 million primarily due to increases at the Greens Creek and La Camorra mines; and (3) increases in accounts and notes receivable of $0.5 million. Principal noncash elements included a $13.0 million gain on the sale of the K-T Group, partly offset by charges for depreciation, depletion and amortization of $4.5 million.

     During the first quarter of 2001, financing activities used approximately $56.0 million of cash. The major use of cash was repayment of long-term debt of $57.0 million including the Company's $55.0 million term loan facility which was due to be repaid on April 10, 2001, partly offset by borrowings of $1.0 million.

     At March 31, 2001, Hecla's wholly owned subsidiary, HRIL, had $10.3 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At March 31, 2001, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At March 31, 2001, $7.0 million of the project financing debt was classified as long-term debt, with the remaining $3.3 million classified as current portion of long-term debt.

     On April 16, 2001, Hecla entered into a new $1.5 million revolving bank agreement due on June 16, 2001. Amounts available under the bank agreement are available for general corporate purposes. As collateral for the loan, Hecla pledged its corporate office building and related property located in Coeur d'Alene, Idaho. The interest rate is based on the prime lending rate plus 1.25%.

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit

                      Hecla Mining Company and Subsidiaries


facility between Minera Hecla, S.A. de C.V. and the lender. The credit facility is nonrecourse to Hecla. Under the terms of the credit facility, Minera Hecla, S.A. de C.V. will make monthly payments for principal and interest over 63 months, including payments of $170,000 a month for the remaining eight months in 2001. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 concessions.

     On May 7, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. entered into a $700,000 short-term loan to finance the working capital of the San Sebastian project. The loan requires monthly interest payments with a final principal payment due on November 7, 2001. The loan is nonrecourse to Hecla and is unsecured.

     Hecla currently estimates that capital expenditures for the remainder of 2001, including the acquisition of the Velardena mill, will be in the range of $14.0 to $16.0 million, principally for expenditures at the San Sebastian project, the Greens Creek mine and the La Camorra mine. Expenditures for environmental remediation and reclamation for the remainder of 2001 are estimated in the range of $9.0 to $11.0 million, principally for activities at the Grouse Creek property and the Bunker Hill Superfund site. Hecla also estimates that exploration expenditures for the remainder of 2001 will be in the range of $1.5 to $2.5 million for expenditures at the San Sebastian project in Mexico and at the Greens Creek and La Camorra mines. These expenditures will be dependent upon Hecla's ability to generate sufficient operating cash flows, proceeds from potential debt financings, proceeds generated from the potential sale of assets and possible offerings of equity and/or debt securities. There can be no assurance that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

     Reserves for closure costs, reclamation and environmental matters totaled $56.4 million at March 31, 2001. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive

                      Hecla Mining Company and Subsidiaries


cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors. As of April 30, 2001, Hecla has not declared and paid the equivalent of three quarterly dividends. Holders of the Preferred Shares have no voting rights except if Hecla does not declare and pay the equivalent of six quarterly dividends. If these dividends are not paid, the holders of Preferred Shares, voting as a class, shall be entitled to elect two additional directors. The holders of Preferred Shares also have voting rights related to certain amendments to Hecla's Articles of Incorporation.

     Hecla brought suit in January 2001 against Zemex Corporation of Toronto, Canada, under its guarantee for its subsidiary Zemex U.S. Corporation's failure to close on the sale of K-T Clay and K-T Mexico. Hecla had announced the agreed upon sale in November 2000 for $68.0 million and is seeking damages incurred by Zemex U.S. Corporation's failure to purchase K-T Clay and K-T Mexico as agreed.

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

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of March 31, 2001, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the current market capitalization of Hecla, there can be no assurance as to the availability of this Registration Statement.

     As of March 31, 2001, Hecla's unrestricted cash balance totaled $3.2 million. In order to provide additional liquidity, Hecla is currently evaluating a number of financing alternatives including additional debt financing, asset sales, hedging, sale of royalty interest and equity issuance. Hecla currently

                      Hecla Mining Company and Subsidiaries


anticipates completing one or more financing alternatives during 2001. Proceeds from possible financings will be available for general corporate purposes.
Hecla also continues to pursue the sale of the remaining assets of CAC. There can be no assurance that Hecla will be successful in obtaining additional financing or in completing a sales transaction for the remaining assets of CAC.

     Based upon Hecla's estimate of metals prices and metals production for 2001, Hecla currently believes that its operating cash flows, proceeds from possible financings and the anticipated proceeds from the sale of the remaining assets of CAC will be adequate to fund anticipated minimum capital expenditures, idle property expenditures and exploration expenditures in 2001. There can be no assurance that Hecla will be successful in its efforts to complete any other financing or in its ability to sell the remaining assets of CAC.

     For information on hedged positions and derivative instruments, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk."

     Hecla is subject to legal proceedings and claims that have not been finally adjudicated (see Part II. Item 1. Legal Proceedings and Note 6 of Notes to Consolidated Financial Statements). The ultimate disposition of these matters and various other pending legal actions and claims are not presently determinable. However, an adverse determination in certain of these matters may have a material adverse effect on the financial position of Hecla and its subsidiaries.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The following tables summarize the financial instruments and derivative instruments held by Hecla at March 31, 2001, which are sensitive to changes in interest rates and commodity prices. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 2000 Annual Report on Form 10-K).

                      Hecla Mining Company and Subsidiaries


Interest-Rate Risk Management

     At March 31, 2001, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at March 31, 2001, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.


                                                (in thousands)

                            2001         2002        2003        2004       Total       Value
                          --------     --------    --------    --------    --------    --------
Subordinated debt         $    - -     $    - -    $  2,000    $  1,000    $  3,000    $  3,000

Average interest rate         8.46%        8.92%       9.55%       9.87%

Project financing debt    $  3,250     $  3,000    $  3,000    $  1,000    $ 10,250    $ 10,250

Average interest rate         6.96%        7.42%       8.05%       8.37%

Commodity-Price Risk Management

Hedging

     Hecla uses commodity forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by Hecla are not leveraged and are held for purposes other than trading. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts. As such, Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133.

                      Hecla Mining Company and Subsidiaries


     The following table provides information about Hecla's forward sales contracts at March 31, 2001. The table presents the notional amount in ounces, the average forward sales price, and the total-dollar contract amount expected by the maturity dates, which occur between June 29, 2001, and December 31, 2004.


                                Expected    Expected    Expected    Expected    Estimated
                                Maturity    Maturity    Maturity    Maturity      Fair
                                  2001        2002        2003        2004        Value
                                --------    --------    --------    --------    ---------
Forward contracts:
Gold sales (ounces)               46,453      60,428      59,802      48,928
Future price (per ounce)        $    288    $    288    $    288    $    288
Contract amount (in $000's)     $ 13,390    $ 17,418    $ 17,238    $ 14,103    $  2,877

      In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 200,054 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 30, 2000, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the Gold Lease Rate Swap at March 31, 2001 was $288,317.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries


Item 1.        Legal Proceedings

       For information concerning legal proceedings, refer to Note 6 to Consolidated Financial Statements of this Form 10-Q.

                      Hecla Mining Company and Subsidiaries


Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits*

          12 - Fixed Charge Coverage Ratio Calculation

     (b)  Reports on Form 8-K

          Form 8-K dated January 22, 2001, related to a news release announcing Hecla Mining Company had brought suit against Zemex Corporation of Toronto, Canada

          Form 8-K dated February 27, 2001, related to a news release announcing Hecla Mining Company had entered into a Stock Purchase Agreement with IMERYS USA, Inc., for the sale of Kentucky-Tennessee Clay Company and K-T Feldspar

          Form 8-K dated March 27, 2001, related to the Stock Purchase Agreement between Hecla Mining Company and IMERYS USA, Inc., dated February 27, 2001, and the Company's Pro Forma Financial Statements for the year ended December 31, 2000




Items 2, 3, 4, and 5 of Part II are omitted from this report as inapplicable.







__________________________

*Certain long-term debt instruments of the registrant or its subsidiaries, the authorized principal amount of which does not exceed 10 percent of the registrant's consolidated assets, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  May 14, 2001           By   /s/ Arthur Brown
                                 ---------------------------------
                                 Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  May 14, 2001           By    /s/ Lewis E. Walde
                                 ---------------------------------
                                 Lewis E. Walde, Controller
                                   (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------


Exhibit No.    Description

-----------    -----------------

12             Fixed Charge Coverage Ratio Calculation