Form 10-Q
period 2001-06-30
HECLA MINING CO/DE/
filed 2001-08-14
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


Commission file number       1-8491
                      ------------------------------------------

                       HECLA MINING COMPANY
-----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                  82-0126240
--------------------------------         -----------------------
 (State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

    6500 Mineral Drive
        Coeur d'Alene, Idaho                 83815-8788
--------------------------------         -----------------------
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
                                                   ----      ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding July 31, 2001
--------------------------           --------------------------
  Common stock, par value                66,924,612 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                       For the Quarter Ended June 30, 2001


                           I N D E X*

                                                              Page
                                                              ----
PART I. - Financial Information

    Item l   -  Consolidated Balance Sheets - June 30,
                2001 and December 31, 2000

             -  Consolidated Statements of Operations and
                Comprehensive Income (Loss) - Three Months and
                Six Months Ended June 30, 2001 and 2000

             -  Consolidated Statements of Cash Flows - Six
                Months Ended June 30, 2001 and 2000

             -  Notes to Consolidated Financial Statements

    Item 2   -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations


PART II. - Other Information

    Item 1   -  Legal Proceedings

    Item 4   -  Annual Meeting of Shareholders

    Item 6   -  Exhibits and Reports on Form 8-K







*Items omitted are not applicable.

                                Part I - Financial Information

                             Hecla Mining Company and Subsidiaries

                            Consolidated Balance Sheets (Unaudited)
                               (In thousands, except share data)

                                                                                    June 30,     December 31,
                                                                                      2001          2000
                                                                                   -----------   -----------

                                ASSETS
Current assets:
 Cash and cash equivalents                                                          $   3,405      $   1,373
 Accounts and notes receivable                                                          9,906         11,164
 Inventories                                                                           10,570         11,269
 Other current assets                                                                   1,038          2,105
 Net assets of discontinued operations                                                  2,612         44,057
                                                                                    ---------      ---------
      Total current assets                                                             27,531         69,968
Investments                                                                               202            502
Restricted investments                                                                  6,564          6,268
Properties, plants and equipment, net                                                 110,496        108,343
Other noncurrent assets                                                                11,494          9,755
                                                                                    ---------      ---------

      Total assets                                                                  $ 156,287      $ 194,836
                                                                                    =========      =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                                              $   8,134      $   7,520
 Accrued payroll and related benefits                                                   5,183          4,732
 Current portion of long-term debt                                                      5,710         59,274
 Accrued taxes                                                                          2,319          2,188
 Accrued reclamation and closure costs                                                  7,496         12,060
                                                                                    ---------      ---------
      Total current liabilities                                                        28,842         85,774
Deferred income taxes                                                                     300            300
Long-term debt                                                                         14,370         10,041
Accrued reclamation and closure costs                                                  47,745         46,650
Other noncurrent liabilities                                                            7,448          7,326
                                                                                    ---------      ---------
      Total liabilities                                                                98,705        150,091
                                                                                    ---------      ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued and outstanding - 2,300,000 shares, liquidation preference 2001 - $123,049
 and 2000 - $119,025                                                                      575            575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 2001  - 66,920,980 shares, issued 2000 - 66,859,752 shares                    16,730         16,715
Capital surplus                                                                       400,240        400,236
Accumulated deficit                                                                  (358,543)      (366,523)
Accumulated other comprehensive loss                                                      (64)        (4,858)
Less stock held by grantor trust; 2001 - 146,728 and 2000 - 139,467 common shares        (470)          (514)
Less treasury stock, at cost; 2001- 62,116 common shares and
 2000 - 62,114 common shares                                                             (886)          (886)
                                                                                    ---------      ---------

      Total shareholders' equity                                                       57,582         44,745
                                                                                    ---------      ---------

      Total liabilities and shareholders' equity                                    $ 156,287      $ 194,836
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


                      Hecla Mining Company and Subsidiaries

      Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                                          Three Months Ended                Six Months Ended
                                                                     ------------------------------    ----------------------------
                                                                     June  30, 2001   June 30, 2000    June 30, 2001  June 30, 2000
                                                                     ---------------  -------------    -------------  -------------

Continuing Operations:
Sales of products                                                      $ 24,561         $ 21,005         $ 40,978       $ 38,633
                                                                       --------         --------         --------       --------

Cost of sales and other direct production costs                          16,832           17,036           28,004         31,087
Depreciation, depletion and amortization                                  5,371            5,222            9,765          9,943
                                                                       --------         --------         --------       --------
                                                                         22,203           22,258           37,769         41,030
                                                                       --------         --------         --------       --------
Gross profit (loss)                                                       2,358           (1,253)           3,209         (2,397)
                                                                       --------         --------         --------       --------
Other operating expenses:
 General and administrative                                               1,808            2,274            3,322          4,153
 Exploration                                                                778            1,650            1,294          3,270
 Depreciation and amortization                                               68               71              136            144
 Reduction in carrying value of mining properties                           - -            9,072              - -          9,072
 Provision for closed operations and environmental matters                  418            2,632              991          3,498
                                                                       --------         --------         --------       --------
                                                                          3,072           15,699            5,743         20,137
                                                                       --------         --------         --------       --------
Loss from operations                                                       (714)         (16,952)          (2,534)       (22,534)
                                                                       --------         --------         --------       --------
Other income (expense):
 Interest and other income                                                  310            1,839            1,100          2,462
 Miscellaneous expense                                                     (435)            (716)            (848)        (1,099)
 Interest expense, net                                                     (611)          (2,049)          (2,616)        (3,715)
                                                                       --------         --------         --------       --------
                                                                           (736)            (926)          (2,364)        (2,352)
                                                                       --------         --------         --------       --------
Loss from continuing operations before income taxes and
 extraordinary charge                                                    (1,450)         (17,878)          (4,898)       (24,886)
Income tax provision                                                        - -              - -              - -            (10)
                                                                       --------         --------         --------       --------
Loss from continuing operations before extraordinary charge              (1,450)         (17,878)          (4,898)       (24,896)
Discontinued operations:
 Income (loss), net of income tax                                            (2)           1,006              160          2,129
 Gain (loss) on disposal, net of income tax                                (265)             161           12,718           (617)
Extraordinary charge, net of income tax                                     - -              - -              - -           (647)
                                                                       --------         --------         --------       --------
Net income (loss)                                                        (1,717)         (16,711)           7,980        (24,031)
Preferred stock dividends                                                (2,013)          (2,013)          (4,025)        (4,025)
                                                                       --------         --------         --------       --------
Income (loss) applicable to common shareholders                          (3,730)         (18,724)           3,955        (28,056)
                                                                       --------         --------         --------       --------
Other comprehensive income (loss), net of income tax:
Cumulative effect of a change in accounting  principle                      - -              - -             (136)           - -
Reclassification adjustment of loss included in net income (loss)            10              - -               20            - -
Unrealized holding gains (losses) on securities                             (33)             (79)              11            214
Change in foreign currency items                                            - -              - -            4,898            - -
                                                                       --------         --------         --------       --------
Other comprehensive income (loss)                                           (23)             (79)           4,793            214
                                                                       --------         --------         --------       --------

Comprehensive income (loss) applicable to common shareholders          $ (3,753)        $(18,803)        $  8,748       $(27,842)
                                                                       ========         ========         ========       ========

Basic and diluted income (loss) per common share:
 Loss from continuing operations                                       $  (0.06)        $  (0.30)        $  (0.13)      $  (0.43)
 Income from discontinued operations                                        - -             0.02             0.19           0.02
 Extraordinary charge                                                       - -              - -              - -          (0.01)
                                                                       --------         --------         --------       --------

Basic and diluted income (loss) per common share                       $  (0.06)        $  (0.28)        $   0.06       $  (0.42)
                                                                       ========         ========         ========       ========

Weighted average number of common shares outstanding                     66,839           66,788           66,818         66,784
                                                                       ========         ========         ========       ========

    The accompanying notes are an integral part of the consolidated financial statements.


                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                           -------------------------------
                                                                           June 30, 2001     June 30, 2000
                                                                           -------------     -------------

Operating activities:
 Net income (loss)                                                           $   7,980         $ (24,031)
 Noncash elements included in net income (loss):
  Depreciation, depletion and amortization                                       9,901            12,217
  Extraordinary charge                                                             - -               647
  (Gain) loss on sale of discontinued operations                               (12,718)              929
  (Gain) loss on disposition of properties, plants and equipment                    17            (1,262)
  Reduction of carrying value of mining properties                                 - -             9,072
  Provision for reclamation and closure costs                                      476             1,844
  Change in net assets of discontinued operations                                1,316               - -
 Change in assets and liabilities:
  Accounts and notes receivable                                                  1,258               607
  Inventories                                                                   (1,256)           (1,830)
  Other current and noncurrent assets                                             (338)              174
  Accounts payable and accrued expenses                                            614             3,782
  Accrued payroll and related benefits                                             451              (101)
  Accrued taxes                                                                    131               (51)
  Accrued reclamation and closure costs and other noncurrent liabilities        (3,824)           (3,351)
                                                                             ---------         ---------
 Net cash provided (used) by operating activities                                4,008            (1,354)
                                                                             ---------         ---------

Investing activities:
 Proceeds from sale of discontinued operations                                  59,761             9,677
 Additions to properties, plants and equipment                                 (12,740)           (8,429)
 Proceeds from disposition of properties, plants and equipment                     239             1,768
 Increase in restricted investments                                               (296)              (89)
 Purchase of investments and change in cash
   surrender value of life insurance, net                                          313                94
 Other, net                                                                        (97)              233
                                                                             ---------         ---------
Net cash provided by investing activities                                       47,180             3,254
                                                                             ---------         ---------

Financing activities:
 Common stock issued under stock and stock option plans                              6                 9
 Common stock issuance, net of offering costs                                       32               - -
 Dividends paid on preferred stock                                                 - -            (4,025)
 Payments for debt issuance costs                                                  - -            (1,811)
 Borrowings on long-term debt                                                   10,609            79,500
 Repayments on long-term debt                                                  (59,803)          (66,689)
                                                                             ---------         ---------
Net cash provided (used) by financing activities                               (49,156)            6,984
                                                                             ---------         ---------

Net increase in cash and cash equivalents                                        2,032             8,884
Cash and cash equivalents at beginning of period                                 1,373             2,719
                                                                             ---------         ---------

Cash and cash equivalents at end of period                                   $   3,405         $  11,603
                                                                             =========         =========


    The accompanying notes are an integral part of the consolidated financial statements.


                      Hecla Mining Company and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.

     The notes to the consolidated financial statements as of December 31, 2000, set forth in Hecla Mining Company's (Hecla) 2000 Annual Report on Form 10-K, substantially apply to these interim consolidated financial statements and are not repeated here. For additional information, please refer to such notes.

Note 2.

     The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature with the exception of an adjustment recognized in 2000 for the early extinguishment of debt. All financial statements presented are unaudited. However, the balance sheet as of December 31, 2000, was derived from the audited consolidated balance sheet referenced in Note 1 above. Certain consolidated financial statement amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the net income (loss) or accumulated deficit as previously reported.

     The accompanying financial statements have been prepared assuming Hecla will continue as a going concern. In order to provide Hecla liquidity, management is currently evaluating a number of financing alternatives including debt financing, sale of royalty interest, asset sales and equity issuance.
Hecla currently anticipates completing one or more financing alternatives during 2001. Proceeds from these planned financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of the Colorado Aggregate division of MWCA (CAC), which had $2.6 million of net assets at June 30, 2001. There can be no assurance that Hecla will be successful in obtaining financing or in completing a sales transaction for the remaining assets of CAC.

     Based upon Hecla's estimate of metals prices and metals production for the remainder of 2001, Hecla currently believes that its operating cash flows, proceeds from potential financings and the anticipated proceeds from the sale of the remaining assets of CAC will be adequate to fund anticipated minimum capital expenditures, idle property expenditures and exploration expenditures in 2001. Cash flows from operations, however, could be significantly impacted if the market price of gold, silver, zinc and lead fluctuate. In the event that cash balances decline to a level that cannot support the operations of the Company,

                      Hecla Mining Company and Subsidiaries

management will defer certain planned capital and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

Note 3.

     On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million subject to customary post-closing adjustments. Hecla recorded a gain on the sale of the K-T Group of $13.0 million in the first quarter of 2001. The proceeds from the sale were used to repay a term loan facility of $55.0 million, and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes.
During the second quarter of 2001, a $0.3 million adjustment was made to reduce the gain relating to the K-T Group. Hecla also continues to pursue the sale of the remaining assets of CAC, although there can be no assurance that a sales transaction will be completed. At June 30, 2001, the remaining net assets of CAC are approximately $2.6 million. Including the gain on sale, Hecla recorded income from discontinued operations of approximately $12.9 million, or $0.19 per common share, in the first six months of 2001 compared to income of approximately $1.5 million, or $0.02 per common share, in the same period in 2000.

Note 4.

     The components of the income tax provision for the six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                2001      2000
                                               ------    ------
          Current:
             State income taxes                $  - -    $  - -
             Federal income taxes                 - -       - -
             Foreign income taxes                 - -        10
                                               ------    ------
                Total                          $  - -    $   10
                                               ======    ======

     Hecla's income tax provision for the first half of 2001 and 2000 varies from the amount that would have been provided by applying the statutory rate to the loss before income taxes primarily due to the inability to use tax losses in 2001 and 2000.

                      Hecla Mining Company and Subsidiaries

Note 5.

     Inventories consist of the following (in thousands):

                                             June 31,  Dec. 31,
                                              2001       2000
                                             --------  --------
          Concentrates, bullion, metals
             in transit and other products   $  5,605  $  5,932
          Materials and supplies                4,965     5,337
                                             --------  --------

                                             $ 10,570  $ 11,269
                                             ========  ========


     At June 30, 2001, Hecla had forward sales commitments through December 31, 2004 for 200,054 ounces of gold at an average price of $288.25 per ounce. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts. As such, Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at June 29, 2001 was $270.60 per ounce.

Note 6.   Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
As of June 30, 2001, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $10.6 million. These estimated expenditures are anticipated to be made over the next three to five years. In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further

                      Hecla Mining Company and Subsidiaries

obligations under the 1994 Consent Decree. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and The United States' Federal District Court cases on January 22, 2001 and was concluded on July 30, 2001. In the first phase of the trial, the Court has been asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court has also been asked to determine the liability of the United States for its historic involvement in the Basin. If liability is determined in the first phase, a second trial will be scheduled in late 2001 or early 2002 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene

                      Hecla Mining Company and Subsidiaries

Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only defendants remaining in the litigation.

     During 2000, Hecla was involved in settlement negotiations with representatives of the U.S. government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a state of Idaho led settlement effort. Settlement negotiations with the U.S. government and the Coeur d'Alene Indian Tribe were discontinued in late 2000, but recommenced in March 2001 and are continuing.

     As of June 30, 2001, Hecla has not accrued any amounts for potential liability associated with the Coeur d'Alene River Basin environmental claims as the amount, if any, is currently not estimable. It is reasonably possible that Hecla's obligation may change in the near or longer term. An adverse ruling against Hecla on liability and damages in this matter could have a material adverse effect on the Company.

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of June 30, 2001, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any anticipated insurance proceeds.

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

                      Hecla Mining Company and Subsidiaries

Note 7.

     As of June 30, 2001, Hecla's wholly owned subsidiary Hecla Resource Investments Limited (HRIL), had $8.1 million outstanding under a project financing agreement, nonrecourse to Hecla, that was utilized to acquire the La Camorra mine in Venezuela. As collateral for the loan, HRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the La Camorra mine. HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. The project financing agreement is repayable in semiannual payments ending December 31, 2004.

     The HRIL project financing agreement requires the Company to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project through December 31, 2004. At June 30, 2001, there were 200,054 ounces of gold sold forward at $288.25 per ounce. Portions of these forward contracts mature quarterly from September 2001 through December 2004. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. The Company entered into a separate quarterly gold lease rate swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale. Settlement is made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate. All settlements are made by delivering gold.

     As of June 30, 2001, the Company has outstanding a $3.0 million subordinated loan which is due in three equal semiannual payments commencing in June of 2003.

     The interest rates for borrowings under the project financing and subordinated debt agreements were 6.84% and 7.71%, respectively, as of June 30, 2001. The interest rates are based on LIBOR rates.

     On April 16, 2001, Hecla entered into a new $1.5 million revolving bank agreement due on June 16, 2001. On June 15, 2001, the Company amended the note to allow borrowings up to $1.0 million and extended the repayment date until November 1, 2001. Amounts available under the bank agreement are available for general corporate purposes. As collateral for the loan, Hecla pledged its corporate office building and related property located in Coeur d'Alene, Idaho. The interest rate is based on the prime lending rate plus 1.25%.

                      Hecla Mining Company and Subsidiaries

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla, S.A. de C.V. and the lender. The credit facility is nonrecourse to Hecla. Under the terms of the credit facility, Minera Hecla, S.A. de C.V. will make monthly payments for principal and interest over 63 months. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

     On May 7, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. entered into a $700,000 short-term loan to finance the working capital of the San Sebastian project. The loan requires monthly interest payments with a final principal payment due on November 7, 2001. The loan is nonrecourse to Hecla and is unsecured.

     On April 26, 2001, Hecla entered into a factoring agreement, whereas Hecla, without recourse, will sell all of its right, title and interest in certain smelter accounts receivable from the Lucky Friday mine, less estimated finance charges, up to a maximum of $1.7 million. Factored accounts receivable at June 30, 2001, were $1.1 million.

     On June 27, 2001, Hecla entered into a factoring agreement, whereas Hecla may sell qualified accounts receivable, without recourse except as specifically provided, certain receivables from MWCA - Colorado Aggregate Division, less estimated finance charges. The amount of borrowings allowable under the agreement at any time is a function of the amount of the then outstanding eligible trade accounts receivable. Factored accounts receivable at June 30, 2001, were $1.4 million.

Note 8.

     The following tables present a reconciliation of the numerators (net income
(loss)) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to declared and undeclared cumulative preferred stock dividends in arriving at income (loss) applicable to common shareholders for the three months and six months ended June 30, 2001 and 2000, in computing basic and diluted income
(loss) per common share (dollars and shares in thousands, except per-share amounts). For the three months and six months ended June 30, 2001, the $2.0 million and $4.0 million, respectively, have not been declared or paid.

                      Hecla Mining Company and Subsidiaries

                                                                     Three Months Ended June 30,
                                              ------------------------------------------------------------------
                                                           2001                               2000
                                              -------------------------------    -------------------------------
                                               Net                  Per-Share   Net                    Per-Share
                                              Income (Loss) Shares  Amount      Income (Loss)  Shares  Amount
                                              ------------  ------  ---------   -------------  ------  ---------

Loss before preferred stock dividends         $   (1,717)                       $ (16,711)
Less:  Preferred
 stock dividends                                  (2,013)                          (2,013)
                                              ----------                        ---------

Basis loss per common share:
Basic loss applicable to common shareholders      (3,730)   66,839  $ (0.06)      (18,724)     66,788  $ (0.28)

Effect of dilutive securities                        - -       - -      - -           - -         - -      - -
                                              ----------    ------  -------     ---------      ------  -------

Diluted loss per common share                 $   (3,730)   66,839  $ (0.06)    $ (18,724)     66,788  $ (0.28)
                                              ==========    ======  =======     =========      ======  =======

                                                                  Six Months Ended June 30,
                                              ------------------------------------------------------------------
                                                         2001                                 2000
                                              -------------------------------   --------------------------------
                                               Net                  Per-Share     Net                  Per-Share
                                              Income        Shares  Amount      Income (Loss)  Shares  Amount
                                              -------       ------  ---------   -------------  ------  ---------

Income (loss) before extraordinary charge     $    7,980                        $ (23,384)

Extraordinary charge, net of income tax              - -                             (647)
                                              ----------                        ---------

Income (loss) before preferred
 stock dividends                              $    7,980                        $ (24,031)
Less:  Preferred
 stock dividends                                  (4,025)                          (4,025)
                                              ----------                        ---------

Basic income (loss) per common share:
Basic income (loss) applicable
  to  common  shareholders                         3,955    66,818  $  0.06       (28,056)     66,784  $ (0.42)

Effect of dilutive securities                        - -       568      - -           - -         - -      - -
                                              ----------    ------  -------     ---------      ------  -------

Diluted income (loss) per common share        $    3,955    67,386  $  0.06     $ (28,056)     66,784  $ (0.42)
                                              ==========    ======  =======     =========      ======  =======


     These calculations of diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of June 30, 2001 and 2000, as their exercise would be antidilutive, as follows:

                      Hecla Mining Company and Subsidiaries

                Three Months Ended         Six Months Ended
               ---------------------    ----------------------
                     June 30,                 June 30,
                  2001       2000          2001        2000
               ---------- ----------    ----------  ----------

               2,356,500   2,546,500    2,356,500   2,546,500

     The calculations of diluted earnings per share for the three months and six months ended June 30, 2000, also exclude 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive. The calculations of diluted earnings per share for the three months ended June 30, 2001, also exclude 1,477,699 warrants to purchase common stock, as their exercise would be antidilutive.

Note 9.

     Hecla is organized and managed primarily on the basis of the principal products being produced from its operating units. One operating unit has been aggregated into the Metals-Gold segment, three of the operating units have been aggregated into the Metals-Silver segment, and five operating units have been aggregated as part of the Industrial Minerals segment. During November 2000, the industrial minerals segment was designated as a discontinued operation. On March 27, 2001, Hecla sold the K-T Group which consisted of four operating units. Following the sale of the K-T Group, discontinued operations consisted of one operating unit. General corporate activities not associated with operating units as well as idle properties are presented as Other.

     The following tables present information about reportable segments for the three months and six months ended June 30 (in thousands):

                                        Three Months Ended      Six Months Ended
                                        ------------------    ------------------
                                             June 30,              June 30,
                                          2001       2000       2001       2000
                                        --------   -------    --------   -------
  Net sales to unaffiliated customers:
     Metals-Gold                        $ 11,410   $  8,575   $ 18,107   $ 14,753
     Metals-Silver                        13,151     12,430     22,871     23,880
                                        --------   --------   --------   --------
                                        $ 24,561   $ 21,005   $ 40,978   $ 38,633
                                        ========   ========   ========   ========







                   Part I - Financial Information (Continued)

                      Hecla Mining Company and Subsidiaries

                                        Three Months Ended      Six Months Ended
                                        ------------------    --------------------
                                              June 30,               June 30,
                                          2001      2000        2001       2000
                                        --------  --------    --------   ---------
  Income (loss) from operations:
     Metals-Gold                        $  2,798   $(11,682)  $  4,068   $(14,001)
     Metals-Silver                        (1,221)      (961)    (2,221)    (1,406)
     Other                                (2,291)    (4,309)    (4,381)    (7,127)
                                        --------   --------   --------   --------

                                        $   (714)  $(16,952)  $ (2,534)  $(22,534)
                                        ========   ========   ========   ========

    The following table presents identifiable assets by reportable segment as of June 30, 2001, and December 31, 2000 (in thousands):

                                June 30,   December 31,
                                  2001        2000
                               ----------  ----------

     Identifiable assets:
       Metals-Gold              $ 36,442     $ 42,667
       Metals-Silver              92,888       81,572
       Discontinued operations     2,612       44,057
       Other                      24,345       26,540
                                --------     --------
                                $156,287     $194,836
                                ========     ========

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

     At June 30, 2001, Hecla's hedging contracts, used to reduce exposure to precious metal prices, consisted of forward sales

                      Hecla Mining Company and Subsidiaries

contracts and a gold lease rate swap. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts, as such, Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla recorded a cumulative effect of a change in accounting principle in other comprehensive income of approximately $0.1 million loss related to the gold lease rate swap upon adoption of SFAS 133 on January 1, 2001. This amount is being amortized over the physical settlement of ounces subject to the gold lease rate swap. During the next twelve months, approximately $40,000 is expected to be amortized to the income statement.

Note 11.

     On July 18, 2001, Hecla announced that operations at its Lucky Friday silver mine will be reduced, effective October 2001, due to continued low silver and lead prices. Employment at the mine will decrease from the current level of approximately 189 people to approximately 42 employees by January 2002. Production is anticipated to total approximately 3.5 million ounces of silver in 2001, and will be further reduced to approximately 1.2 million ounces in 2002. The reduced production level will allow the mine to remain ready to increase production if and when silver and lead prices increase. Primary development at the mine will be suspended and mining will take place in currently developed areas. Production is anticipated to be approximately 24,000 tons per month through September, dropping to 16,000 tons in October and November. Starting in December, production will be further reduced to approximately 7,000 tons per month, which will yield approximately 100,000 ounces of silver production per month. It is estimated that production can be continued at this level for a period of approximately 24 months, assuming future metals prices do not decrease significantly.

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

     -    ability to pay creditors, and

     - the other risks detailed from time to time in Hecla's Form 10-K and Form 10-Q's filed with the Securities and

                      Hecla Mining Company and Subsidiaries

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

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla) acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla and the lender. The credit facility is nonrecourse to Hecla. Ore mined from the San Sebastian project will be trucked approximately 100 kilometers to the processing mill.
The mill has a rated capacity of 500 tonnes per day and produces a silver/gold precipitate which is to be sold to a precious metals refiner. Milling operations commenced in early May, and production from Sebastian is anticipated to be between 1.0 million and 1.3 million ounces of silver, and 20,000 to 25,000 ounces of gold in 2001.

     On July 18, 2001, Hecla announced that operations at its Lucky Friday silver mine will be reduced, effective October 2001, due to continued low silver and lead prices. Employment at the mine will decrease from the current level of approximately 189 people to approximately 42 employees by January 2002. Production is anticipated to total approximately 3.5 million ounces of silver in 2001, and will be further reduced to approximately 1.2 million ounces in 2002. The reduced production level will allow the mine to remain ready to increase production if and when silver and lead prices increase. Primary development at the mine will be suspended and mining will take place in currently developed areas. Production is anticipated to be approximately 24,000 tons per month through September, dropping to 16,000 tons in October and November. Starting in December, production will be further reduced to approximately 7,000 tons per month, which will yield approximately 100,000 ounces of silver production per month. It is estimated that production can be continued at this level for a period of approximately 24 months, assuming future metals prices do not decrease significantly.

     During the first six months of 2001, Hecla produced approximately 86,000 ounces of gold compared to approximately 71,000 ounces in the first six months of 2000. The following table displays the actual gold production (in ounces) by operation

                      Hecla Mining Company and Subsidiaries

for the six months ended June 30, 2001 and 2000, projected gold production for the year ending December 31, 2001, and actual gold production for the year ended December 31, 2000:

                  Actual       Actual        Projected       Actual
                 June 30,     June 30,        Dec. 31,      Dec. 31,
Operation          2001         2000           2001           2000
---------        --------     --------    ---------------   --------
La Camorra        68,000       44,000     120,000-125,000    93,000
Greens Creek(2)   13,000       13,000       23,000-25,000    25,000
San Sebastian      5,000          - -       20,000-25,000     3,000
Rosebud(1)(2)        - -       14,000                 - -    24,000
Other                - -          - -             0-1,000     1,000
                  ------      -------     ---------------   -------

Totals            86,000       71,000     163,000-176,000   146,000
                  ======      =======     ===============   =======

     (1)  The Rosebud mine completed operations in the third quarter of 2000.

     (2)  Reflects Hecla's portion.

     In the first six months of 2001, Hecla produced approximately 4.1 million ounces of silver compared to approximately 4.2 million ounces in the first six months of 2000. The following table displays the actual silver production (in ounces) by operation for the six months ended June 30, 2001 and 2000, projected silver production for the year ending December 31, 2001, and actual silver production for the year ended December 31, 2000 (in thousands):

                    Actual     Actual   Projected     Actual
                   June 30,   June 30,   Dec. 31,    Dec. 31,
Operation            2001       2000       2001        2000
---------          --------   --------  -----------  --------
Lucky Friday       2,090       2,690    3,400-3,500   5,012
Greens Creek(1)    1,727       1,496    3,000-3,200   2,754
San Sebastian        282         - -    1,000-1,300     177
Rosebud(1)           - -          44            - -      56
                   -----       -----    -----------   -----
Totals             4,099       4,230    7,400-8,000   7,999
                   =====       =====    ===========   =====

     (1)  Reflects Hecla's portion.

                      Hecla Mining Company and Subsidiaries

     In 2000, Hecla shipped approximately 1,078,000 tons of product from the K-T Group, which included ball clay, kaolin and feldspar, as well as approximately 61,000 tons of specialty aggregates from CAC and 130,000 cubic yards of landscape material from the Mountain West Products division of MWCA. During the first six months of 2001, Hecla shipped approximately 254,000 tons from the industrial minerals group, including 13,000 tons from CAC. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million subject to customary post-closing adjustments. Hecla recorded a gain on the sale of the K-T Group of $12.7 million. The proceeds were used to repay a term loan facility of $55.0 million and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes. Hecla continues to pursue a sale of the remaining assets of CAC, although there can be no assurance that Hecla will complete a sales transaction. During 2000, Hecla sold substantially all of the assets of its Mountain West Products division of MWCA and the landscape operations of the Colorado Aggregate division of MWCA.

Results of Operations

First Six Months 2001 Compared to First Six Months 2000

     Hecla recorded a net loss from continuing operations, before preferred stock dividends, of $4.9 million, or $0.07 per common share, for the first six months of 2001 compared to a net loss from continuing operations of approximately $24.9 million, before an extraordinary charge and preferred stock dividends, or $0.37 per common share, in the first six months of 2000. After recognizing $12.9 million in income from discontinued operations and $4.0 million (which have not been declared or paid) in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's income applicable to common shareholders for the first six months of 2001 was approximately $4.0 million, or $0.06 per common share, compared to a loss of $28.1 million, or $0.42 per common share, after recognizing $1.5 million in income from discontinued operations, a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt and $4.0 million in dividends to holders of Hecla's Series B cumulative convertible Preferred Stock in the first six months of 2000. Although Hecla has elected not to declare the dividends for the first and second quarter of 2001, because these dividends are cumulative, the effects of the undeclared dividends are reflected in the income applicable to common shareholders.

     The income during 2001 compared to the loss in the same period of 2000 was attributable to a variety of factors, the most significant of which are discussed below.

                      Hecla Mining Company and Subsidiaries

     Sales of products increased by approximately $2.3 million, or 6%, in the first six months of 2001 as compared to the same period in 2000 primarily due to:

     - increased sales of $3.3 million from gold operations, principally a result of increased production and sales at the La Camorra mine ($6.4 million), partly offset by decreased sales at the Rosebud mine ($3.0 million), a result of the completion of mining activity in the third quarter of 2000, and

     - decreased sales totaling approximately $1.0 million from silver operations, primarily due to lower zinc and silver prices, partly offset by higher lead prices, lower production at the Lucky Friday mine and reduced hedging activities in the 2001 period. These factors are partly offset by increased sales at the San Sebastian mine due to the commencement of operations in May 2001 ($2.5 million).

     The following table compares the average metal prices for the first six months of 2001 with the comparable 2000 period:

        Metal                        2001       2000     $ Change    % Change
   -----------------               --------   --------   ---------   ---------

   Gold-Realized ($/oz.)           $    278   $   288     $   (10)     (3)%
   Gold-London Final ($/oz.)            266       285         (19)     (7)
   Silver-Handy & Harman ($/oz.)       4.48      5.14       (0.66)    (13)
   Lead-LME Cash ($/pound)            0.217     0.198       0.019      10
   Zinc-LME Cash ($/pound)            0.443     0.513       (0.07)    (14)

     Cost of sales and other direct production costs decreased approximately $3.1 million, or 10%, from the first six months of 2000 to the comparable 2001 period primarily due to:

     - decreased cost of sales at the Rosebud mine ($4.0 million) due to the completion of mining in the third quarter of 2000,

     - decreased cost of sales at the Lucky Friday mine ($1.3 million) resulting from decreased production of silver and lead and overall cost cutting measures,

     - increased cost of sales at the San Sebastian mine ($1.5 million) due to the commencement of operations in May 2001, and

     - increased cost of sales from the La Camorra mine ($1.0 million) due to increased production.

                      Hecla Mining Company and Subsidiaries

     Cost of sales and other direct production costs as a percentage of sales from products decreased from 80% in the first six months of 2000 to 68% in the comparable 2001 period. The change was due to increased margins from the gold segment resulting from increased production, increased gold ore grade and better efficiencies at the La Camorra mine, decreased production and sales at the Rosebud mine due to the completion of mining activity in 2000, partly offset by lower hedging revenues and lower margins from the silver segment due to lower silver and zinc prices.

     Hecla recorded adjustments to the carrying value of mining properties of $9.1 million in the second quarter of 2000, including $4.4 million for properties, plants, and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the closure of the Rosebud mine, which completed mining activity in July 2000 and milling activities in August 2000. At the Noche Buena property, Hecla suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price an adjustment to the carrying value of the Noche Buena property was recorded.

     Hecla's provision for closed operations and environmental matters decreased $2.5 million, from $3.5 million in the first six months of 2000 to $1.0 million in the 2001 period. The decrease resulted principally from increased costs during 2000 associated with the Grouse Creek property, combined with reclamation and closure cost accruals of $668,000 for the Rosebud mine and $590,000 for various other properties.

     Exploration expense decreased $2.0 million, or 60%, during the first six months of 2001 as compared to the same period of 2000 principally due to decreased expenditures at the Rosebud mine ($1.1 million), due to completion of operations in the third quarter of 2000, and reduced exploration activity in Mexico ($0.6 million) and South America ($0.2 million).

     Interest income decreased $1.4 million in the first six months of 2001 as compared to the same period in 2000, principally a result of the gains recognized during 2000 on the sale of assets, recognition of the mark to market adjustment on the gold lease rate swap contract in 2001 in accordance with SFAS 138 and lower interest income.

     Interest expense decreased $1.1 million in the first six months of 2001 as compared to the same period in 2000. The $1.1 million decrease was the result of the repayment of the $55.0 term loan facility in March 2001 and decreased loan fees during 2001 as compared to the 2000 period.

                      Hecla Mining Company and Subsidiaries

     General and administrative expense decreased $0.8 million, from $4.2 million in the 2000 period to $3.3 million in the 2001 period. The decrease in 2001 was principally the result of reduced spending at the corporate level, as well as reduced staffing levels.

     Miscellaneous expense decreased $0.3 million, from $1.1 million in the 2000 period to $0.8 million in the 2001 period. The decrease in 2001 was principally the result of decreased severance costs ($0.4 million).

     Hecla recorded income from discontinued operations of approximately $12.9 million, or $0.19 per common share, in the first six months of 2001 compared to income of approximately $1.5 million, or $0.02 per common share, in the same period in 2000. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million, subject to customary post-closing adjustments, and recorded a gain of $12.7 million on the sale in 2001. Other factors contributing to the change include:

  - decreased sales of approximately $23.0 million, a direct result of the sale of the K-T Group ($17.6 million), as well as decreased shipments at the MWCA group ($5.4 million) due to the sale of the Mountain West Products division of MWCA in March 2000 and the landscape operation of Colorado Aggregate in June 2000,

  - decreased cost of sales of $19.6 million, directly due to the lower sales at the K-T Group and the partial sale of MWCA during 2000,

  - decreased depreciation, depletion and amortization of $1.2 million, due to the sale of the K-T Group and the partial sale of MWCA in 2000, and

  - a loss of $0.6 million on the sale of the Mountain West Products division of MWCA in 2000.

     An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of debt.

     Cash operating, total cash and total production cost per gold ounce decreased from $225, $228 and $306 for the first six months of 2000 to $137, $137 and $208 for the first six months of 2001, respectively. The decreases in cost per gold ounce were primarily attributable to increased production at the La Camorra mine, as well as the completion of mining activity in the third quarter of 2000 at the Rosebud mine.

                      Hecla Mining Company and Subsidiaries

     Cash operating, total cash and total production cost per silver ounce decreased from $3.77, $3.77 and $5.16 in the first six months of 2000 to $3.22, $3.23 and $4.57 in the first six months of 2001, respectively. The decreases in the cost per silver ounce were due primarily to the low-cost San Sebastian mine, which commenced operations in May 2001, and the positive impacts of Greens Creek's increased silver production during 2001, resulting from 20% higher silver grade and increased tons mined. The full cost per ounce was also positively impacted by decreased per ounce depreciation at the Lucky Friday mine due to the write-down of the majority of property, plant and equipment in the fourth quarter of 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Hecla recorded a loss from continuing operations, before preferred stock dividends, of $1.5 million, or $0.02 per common share, for the three months ended June 30, 2001, compared to a loss from continuing operations of $17.9 million, or $0.27 per common share, before preferred stock dividends, for the three months ended June 30, 2000. After recognizing $2.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock and a $0.3 million loss from discontinued operations, Hecla's loss applicable to common shareholders for the second quarter of 2001 was approximately $3.7 million, or $0.06 per common share, compared to a loss for the same period in 2000 of $18.7 million, or $0.28 per common share, after $2.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock and income of $1.2 million from discontinued operations. The change in loss applicable to common shareholders during 2001 was attributable to a variety of factors, the most significant which are discussed below.

     Sales of products increased by approximately $3.6 million, or 17%, in the second quarter of 2001 as compared to the same period in 2000 primarily due to:

     - increased sales of $2.8 million from gold operations, principally a result of increased production and sales at the La Camorra mine ($4.1 million), partly offset by decreased sales at the Rosebud mine ($1.2 million), a result of the completion of mining activity in the third quarter of 2000, and

     - increased sales totaling approximately $0.7 million from silver operations primarily due to increased sales at the San Sebastian mine, due to the commencement of operations in May 2001 ($2.5 million), increased production from the Greens Creek mine ($0.4 million), partly offset by lower lead and silver prices, lower production at the Lucky Friday mine ($1.9 million), as well as reduced hedging activity during 2001 ($0.3 million).

                      Hecla Mining Company and Subsidiaries

     The following table compares the average metal prices for the second quarter of 2001 with the comparable 2000 period:

        Metal                      2001      2000     $ Change    % Change
   -----------------             --------  --------   ---------   ---------
   Gold-Realized ($/oz.)          $   277   $  287     $   (10)     (3)%
   Gold-London Final ($/oz.)          268      280         (12)     (4)
   Silver-Handy & Harman ($/oz.)     4.40     5.07       (0.67)    (13)
   Lead-LME Cash ($/pound)          0.223    0.199       0.024      12
   Zinc-LME Cash ($/pound)          0.453    0.505      (0.052)    (10)

     Cost of sales and other direct production costs decreased slightly to $16.8 million in the second quarter of 2001 from $17.0 million in 2000. Cost of sales from gold operations decreased $1.1 million due to lower costs of sales at the Rosebud mine due to the completion of mining activity, offset by higher costs of sales at the La Camorra mine due to increased production. Cost of sales from silver operations increased $0.9 million resulting from increased cost of sales at the San Sebastian mine, due to the commencement of operations in May 2001, increased production at the Greens Creek mine, partially offset by decreased cost of sales at the Lucky Friday mine due to lower production.

     Cost of sales and other direct production costs as a percentage of sales from products decreased from 81% in the second quarter of 2000 to 69% in the comparable 2001 period. The change was due to increased margins from the gold segment resulting from increased production, higher gold ore grade and better efficiencies at the La Camorra mine, decreased production and sales at the Rosebud mine, due to the completion of mining activity in 2000, partly offset by lower hedging revenues and lower margins from the silver segment due to lower silver and zinc prices.

     Hecla recorded adjustments to the carrying value of mining properties of $9.1 million in the second quarter of 2000, including $4.4 million for properties, plants, and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the closure of the Rosebud mine, which completed mining activity in July 2000 and milling activities in August 2000. At the Noche Buena property, Hecla suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price an adjustment to the carrying value of the Noche Buena property was recorded.

                      Hecla Mining Company and Subsidiaries

     Hecla's provision for closed operations and environmental matters decreased $2.2 million, from $2.6 million in the second quarter of 2000 to $0.4 million in the 2001 period. The decrease resulted principally from increased costs during 2000 associated with the Grouse Creek property, combined with reclamation and closure cost accruals of $668,000 for the Rosebud mine and $590,000 for various other properties.

     Interest and other income decreased $1.5 million during the second quarter of 2001 as compared to the same period of 2000, principally a result of gains recognized for the sale of assets during 2000, the recognition of a mark to market adjustment on the gold lease rate swap contract in accordance with SFAS 138 in 2001 and lower interest income.

     Interest expense decreased $1.4 million in the second quarter of 2001 as compared to the same period in 2000. The $1.4 million decrease was the result of the repayment of the $55.0 term loan facility in March 2001, lower average interest rates and decreased loan fees during 2001 as compared to the 2000 period.

     Exploration expense decreased $0.9 million, or 53%, during the second quarter of 2001 as compared to the same period of 2000 principally due to decreased expenditures at the Rosebud Mine ($0.6 million), due to completion of operations in the third quarter of 2000, and reduced exploration activity in Mexico ($0.2 million).

     General and administrative expense decreased $0.5 million, from $2.3 million in the 2000 period to $1.8 million in the 2001 period. The decrease is principally due to reduced spending at the corporate level, as well as reduced staffing levels.

     Miscellaneous expense decreased $0.3 million, from $0.7 million in the 2000 period to $0.4 million in the 2001 period. The decrease in 2001 was principally the result of decreased severance costs ($0.4 million).

     Cash operating, total cash and total production cost per gold ounce decreased from $210, $213 and $291 for the second quarter of 2000 to $131, $131 and $203 for the second quarter of 2001, respectively. The decreases in cost per gold ounce were primarily attributable to increased productivity and higher average gold ore grade at the La Camorra mine, as well as completion of mining activity in the third quarter of 2000 at the Rosebud mine.

     Cash operating, total cash and total production cost per silver ounce decreased from $3.85, $3.86 and $5.32 in the second quarter of 2000 to $3.27, $3.30 and $4.71 in the second quarter of 2001, respectively. The decreases in the cost per silver ounce are due primarily to the low-cost San Sebastian mine, due to high

                      Hecla Mining Company and Subsidiaries

gold by-product credits, which commenced operations in May 2001. The full cost per ounce was also positively impacted by decreased per ounce depreciation at the Lucky Friday mine due to the write-down of the majority of property, plant and equipment in the fourth quarter of 2000.

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

     At June 30, 2001, assets totaled approximately $156 million and shareholders' equity totaled approximately $58 million. Cash and cash equivalents increased by $2.0 million to $3.4 million at June 30, 2001 from $1.4 million at December 31, 2000.

     Hecla's investing activities provided $47.2 million of cash during the first six months of 2001. The most significant source of cash was from the sale of the K-T Group ($59.8 million), partly offset by additions to properties, plants and equipment totaling $12.7 million, principally at the San Sebastian mine to acquire the Velardena mill ($7.4 million), at the La Camorra mine ($2.7 million) and at the Greens Creek mine ($2.5 million).

     Operating activities provided approximately $4.0 million of cash during the first six months of 2001. Significant sources of cash included cash provided by La Camorra and Greens Creek, increased accrued payroll and related benefits of $2.0 million and decreased accounts and notes receivable of $1.3 million. Significant uses of cash included cash required for reclamation activities and other noncurrent liabilities of $3.8 million, increases in inventories of $1.3 million, primarily due to increases at the La Camorra and Greens Creek mines, and a decrease in accounts payable and accrued expenses of $1.0 million. Principal noncash charges included a $12.7 million gain on the sale of the K-T Group, partly offset by charges for depreciation, depletion and amortization of $9.9 million.

                      Hecla Mining Company and Subsidiaries

     During the first six months of 2001, approximately $49.2 million of cash was used by financing activities. The major use of cash was repayment of debt of $59.8 million, including the Company's $55.0 million term loan facility. This use was partly offset by borrowings of $10.6 million, including $7.4 million at Minera Hecla to finance the Velardena mill purchase.

     At June 30, 2001, Hecla's wholly owned subsidiary, HRIL, had $8.1 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At June 30, 2001, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At June 30, 2001, $5.0 million of the project financing debt was classified as long-term debt, with the remaining $3.1 million classified as current portion of long-term debt.

     On April 16, 2001, Hecla entered into a new $1.5 million revolving bank agreement due on June 16, 2001. On June 15, 2001, the Company amended the note to allow borrowings up to $1.0 million and extended the repayment date until November 1, 2001. Amounts available under the bank agreement are available for general corporate purposes. As collateral for the loan, Hecla pledged its corporate office building and related property located in Coeur d'Alene, Idaho. The interest rate is based on the prime lending rate plus 1.25%.

     On April 30, 2001, Minera Hecla acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla and the lender. The credit facility is nonrecourse to Hecla. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months, including payments of $170,000 a month in 2001. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

     On May 7, 2001, Minera Hecla entered into a $700,000 short-term loan to finance the working capital of the San Sebastian project. The loan requires monthly interest payments with a final principal payment due on November 7, 2001. The loan is nonrecourse to Hecla and is unsecured.

     On April 26, 2001, Hecla entered into a factoring agreement, whereas Hecla, without recourse, will sell all of its right, title and interest in certain smelter accounts receivable from the Lucky Friday mine, less estimated finance charges, up to a maximum of $1.7 million. Factored accounts receivable at June 30, 2001, were $1.1 million.

                      Hecla Mining Company and Subsidiaries

     On June 27, 2001, Hecla entered into a factoring agreement, whereas Hecla may sell qualified accounts receivable, without recourse except as specifically provided, certain receivables from MWCA - Colorado Aggregate Division, less estimated finance charges. The amount of borrowings allowable under the agreement at any time is a function of the amount of the then outstanding eligible trade accounts receivable. Factored accounts receivable at June 30, 2001, were $1.4 million.

     On July 18, 2001, Hecla announced that operations at its Lucky Friday silver mine will be reduced, effective October 2001, due to continued low silver and lead prices. Employment at the mine will decrease from the current level of approximately 189 people to approximately 42 employees by January 2002. Production is anticipated to total approximately 3.5 million ounces of silver in 2001, and will be further reduced to approximately 1.2 million ounces in 2002. The reduced production level will allow the mine to remain ready to increase production if and when silver and lead prices increase. Primary development at the mine will be suspended and mining will take place in currently developed areas. Production is anticipated to be approximately 24,000 tons per month through September, dropping to 16,000 tons in October and November. Starting in December, production will be further reduced to approximately 7,000 tons per month, which will yield approximately 100,000 ounces of silver production per month. It is estimated that production can be continued at this level for a period of approximately 24 months, assuming future metals prices do not decrease significantly.

     Hecla currently estimates that capital expenditures for the remainder of 2001 will be in the range of $4.5 to $6.0 million, principally for expenditures at the Greens Creek and La Camorra mines. Expenditures for environmental remediation and reclamation for the remainder of 2001 are estimated in the range of $4.0 to $6.0 million, principally for activities at the Grouse Creek property and the Bunker Hill Superfund site. Hecla also estimates that exploration expenditures for the remainder of 2001 will be in the range of $0.8 to $1.3 million for expenditures at the San Sebastian project in Mexico and at the Greens Creek and La Camorra mines. These expenditures will be dependent upon Hecla's ability to generate sufficient operating cash flows, proceeds from potential debt financings, proceeds generated from the potential sale of assets and possible offerings of equity and/or debt securities. There can be no assurance that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

     Reserves for closure costs, reclamation and environmental matters totaled $55.2 million at June 30, 2001. Hecla anticipates that expenditures relating to these reserves will be

                      Hecla Mining Company and Subsidiaries

made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors. As of July 31, 2001, Hecla has not declared and paid the equivalent of four quarterly dividends. Holders of the Preferred Shares have no voting rights except if Hecla does not declare and pay the equivalent of six quarterly dividends. If these dividends are not paid, the holders of Preferred Shares, voting as a class, shall be entitled to elect two additional directors. The holders of Preferred Shares also have voting rights related to certain amendments to Hecla's Articles of Incorporation.

     Hecla brought suit in January 2001 against Zemex Corporation of Toronto, Canada, under its guarantee for its subsidiary Zemex U.S. Corporation's failure to close on the sale of K-T Clay and K-T Mexico. Hecla had announced the agreed upon sale in November 2000 for $68.0 million and is seeking damages incurred by Zemex U.S. Corporation's failure to purchase K-T Clay and K-T Mexico as agreed.

     Hecla received shareholder approval at its annual shareholders' meeting on June 11, 2001, allowing a reverse split of its common stock at the discretion of Hecla's board of directors. The choice of stock split ratios given to the directors was one for three, one for four or one for five. The directors have the option to implement a reverse split at one of those ratios any time prior to June 11, 2003, or not at all. The company requested the board be granted authority to implement a reverse split from shareholders if necessary to remain listed on the New York Stock Exchange. Hecla's common stock has been trading above the minimum average criteria for continued listing on the Exchange since mid-May 2001. The Exchange's criterion is a minimum average of $1 per share. The directors have elected not to take any action on the reverse split at this time, as the company remains within the minimum criteria for the Exchange.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an

                      Hecla Mining Company and Subsidiaries

amount not to exceed $100.0 million in the aggregate. As of June 30, 2001, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the current market capitalization of Hecla, there can be no assurance as to the availability of this Registration Statement.

     As of June 30, 2001, Hecla's unrestricted cash balance totaled $3.4 million. Maintaining this cash position in the current low precious metals price environment will require further reductions in spending and implementing one or more financing alternatives. Hecla is currently evaluating a number of alternatives including additional debt financing, asset sales, hedging, sale of royalty interest and equity issuance. Hecla currently anticipates completing one or more financing alternatives during 2001. Proceeds from possible financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of CAC. There can be no assurance that Hecla will be successful in obtaining additional financing or in completing a sales transaction for the remaining assets of CAC.

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

     Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Hecla currently has in place such financial assurances in the form of surety bonds from four bonding companies. One of the bonding companies, Amwest Surety Insurance Company, has provided $4.8 million of bonds secured with $1.7 million of cash collateral for certain reclamation requirements at Grouse Creek and Republic. Amwest is in liquidation under Nebraska law and new financial assurances might be required. There can be no guarantee that Hecla will be able to maintain and/or put in place the necessary replacement financial assurances or any additional financial assurances that may be required.

     For information on hedged positions and derivative instruments, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk."

                      Hecla Mining Company and Subsidiaries

     Hecla is subject to legal proceedings and claims that have not been finally adjudicated (see Part II. Item 1. Legal Proceedings and Note 6 of Notes to Consolidated Financial Statements). The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. However, an adverse determination in certain of these matters may have a material adverse effect on the financial position of Hecla and its subsidiaries.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties, as well as summarize the financial instruments and derivative instruments held by Hecla at June 30, 2001, which are sensitive to changes in interest rates and commodity prices. Actual results could differ materially from those projected in the forward-looking statements. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 2000 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At June 30, 2001, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at June 30, 2001, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                      Hecla Mining Company and Subsidiaries

                                                      (in thousands)

                             2001      2002      2003      2004    Thereafter   Total     Value
                           --------  --------  --------  --------  ----------  --------  --------

Subordinated debt          $    - -  $    - -  $  2,000  $  1,000   $    - -   $  3,000  $  3,000

Average interest rate         7.94%     9.05%    10.05%    10.48%

Project financing debt     $  1,625  $  3,000  $  3,000  $    500   $    - -   $  8,125  $  8,125

Average interest rate         6.44%     7.55%     8.55%     8.98%        - -

Project financing debt     $    564  $  1,243  $  2,283  $    837   $  2,327   $  7,254  $  7,254

Average interest rate         13.0%     13.0%     13.0%     13.0%      13.0%

Revolving bank debt        $  1,000  $    - -  $    - -  $    - -    $   - -   $  1,000  $  1,000

Average interest rate          8.0%       - -       - -       - -        - -

Commodity-Price Risk Management

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

     The following table provides information about Hecla's forward sales contracts at June 30, 2001. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between September 28, 2001, and December 31, 2004.

                      Hecla Mining Company and Subsidiaries



                            Expected    Expected   Expected  Expected  Estimated
                            Maturity    Maturity   Maturity  Maturity    Fair
                              2001        2002       2003      2004     Value
                            ---------   --------   --------  --------  ---------
Forward contracts:
Gold sales (ounces)            30,896     60,428     59,802    48,928
Future price (per ounce)    $     288   $    288   $    288  $    288
Contract amount (in $000's) $   8,906   $ 17,418   $ 17,238  $ 14,103  $   621

     In addition to the above contracts, Hecla has a quarterly gold lease rate swap at a fixed rate of 1.5% on 184,606 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 30, 2000, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the gold lease rate swap at June 30, 2001 was $517,456.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

       For information concerning legal proceedings, refer to Note 6 to Consolidated Financial Statements of this Form 10-Q.

                      Hecla Mining Company and Subsidiaries

Item 4.   Annual Meeting of Shareholders


     At the annual meeting of shareholders held on June 8, 2001, the following matters were voted on by Hecla's shareholders:

               Election of Three Directors:

                                     Votes              Votes
                                      For              Withheld
                                   ----------          ---------

          Ted Crumley              56,445,902          1,248,426

          Charles L. McAlpine      56,445,308          1,249,020

          Jorge E. Ordonez C.      56,452,924          1,241,404


     To approve alternative proposals to amend the Certificate of Incorporation to effect a one-for-three, one-for-four or one-for-five reverse stock split of the issued and outstanding shares of the Corporation's Common Stock at the discretion of the Board of Directors.

                              Votes               Votes
                               For               Against       Abstentions
                            ----------          ---------      -----------

                            54,593,702          2,831,626        269,000


          Approval of selection of
          PricewaterhouseCoopers LLP as
          Hecla's Auditors for 2001

                              Votes             Votes
                               For             Against       Abstentions
                            ----------         -------       -----------

                            56,947,096         508,138         239,094

                      Hecla Mining Company and Subsidiaries

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.4(c) - Hecla Mining Company 1995 Stock Incentive Plan,
                    Amended February 19, 1999, Amended June 7, 2001

          10.19   - Form of Retention Agreement dated July 10,
                    2001, between the Registrant and each of the following named executives: Arthur Brown, William B. Booth, Thomas F. Fudge, Vicki J. Veltkamp, Lewis E. Walde, and Michael B. White. The formula for retention payments is based upon 22% of each executive's salary for the June 30, 2002 payment and 44% of each executive's salary for the December 31, 2002 payment plus outstanding unpaid amounts due the executive under the Registrant's terminated Executive Deferral Plan.

          12      - Fixed Charge Coverage Ratio Calculation


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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  August 13, 2001        By   /s/ Arthur Brown
                                -------------------------------------------
                                Arthur Brown, Chairman, President
                                   and Chief Executive Officer



Date:  August 13, 2001        By    /s/ Lewis E. Walde
                                 -------------------------------------------
                                 Lewis E. Walde, Vice President - Controller
                                   (Chief Accounting Officer)

                                  Exhibit Index


Exhibit
  No.           Description

--------        -----------------



10.4(c) Hecla Mining Company 1995 Stock Incentive Plan, Amended February 19, 1999, Amended June 7, 2001


10.19 Form of Retention Agreement dated July 10, 2001, between the Registrant and each of the following named executives: Arthur Brown, William B. Booth, Thomas F. Fudge, Vicki J. Veltkamp, Lewis E. Walde, and Michael B. White. The formula for retention payments is based upon 22% of each executive's salary for the June 30, 2002 payment and 44% of each executive's salary for the December 31, 2002 payment plus outstanding unpaid amounts due the executive under the Registrant's terminated Executive Deferral Plan.


12        Fixed Charge Coverage Ratio Calculation