Form 10-Q
period 2001-09-30
HECLA MINING CO/DE/
filed 2001-11-13
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


Commission file number       1-8491
                         --------------------------------------------------

                       HECLA MINING COMPANY
---------------------------------------------------------------------------
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

                              208-769-4100
---------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes  XX .  No     .
                                                  -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                    Outstanding October 31, 2001
--------------------------       -----------------------------
  Common stock, par value            72,987,645 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                    For the Quarter Ended September 30, 2001


                           I N D E X*

                                                        Page
PART I. - Financial Information

    Item l -   Financial Statements                        3

    Item 2 -   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                              18

    Item 3 -   Quantitative and Qualitative Disclosure
               of Market Risk                             34


PART II. - Other Information

    Item 1 -   Legal Proceedings                          36

    Item 6 -   Exhibits and Reports on Form 8-K           37







*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                   September 30,   December 31,
                                                                       2001            2000
                                                                   -------------   ------------

                                ASSETS
Current assets:
 Cash and cash equivalents                                           $   7,806       $   1,373
 Accounts and notes receivable                                          11,248          11,164
 Inventories                                                             9,693          11,269
 Other current assets                                                    1,543           2,105
 Net assets of discontinued operations                                   2,394          44,057
                                                                     ---------       ---------
      Total current assets                                              32,684          69,968
Investments                                                                 66             502
Restricted investments                                                   6,374           6,268
Properties, plants and equipment, net                                  108,377         108,343
Other noncurrent assets                                                 12,279           9,755
                                                                     ---------       ---------

      Total assets                                                   $ 159,780       $ 194,836
                                                                     =========       =========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                               $   9,314       $   7,520
 Accrued payroll and related benefits                                    5,551           4,732
 Current portion of long-term debt                                       6,028          59,274
 Accrued taxes                                                           2,501           2,188
 Accrued reclamation and closure costs                                   7,506          12,060
                                                                     ---------       ---------
      Total current liabilities                                         30,900          85,774
Deferred income taxes                                                      300             300
Long-term debt                                                          13,774          10,041
Accrued reclamation and closure costs                                   46,383          46,650
Other noncurrent liabilities                                             7,596           7,326
                                                                     ---------       ---------

      Total liabilities                                                 98,953         150,091
                                                                     ---------       ---------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000
 shares; issued and outstanding - 2,300,000 shares,
 liquidation preference 2001 - $125,061 and 2000 - $119,025                575             575
Common stock, $0.25 par value, authorized 100,000,000 shares;
 issued 2001 - 73,049,761 shares and 2000 - 66,859,752 shares           18,262          16,715
Capital surplus                                                        404,406         400,236
Accumulated deficit                                                   (360,999)       (366,523)
Accumulated other comprehensive loss                                      (135)         (4,858)
Less stock held by grantor trust; 2001 - 122,532 and
 2000 - 139,467 common shares                                             (396)           (514)
Less treasury stock, at cost; 2001- 62,116 common shares and
 2000 - 62,114 common shares                                              (886)           (886)
                                                                     ---------       ---------

      Total shareholders' equity                                        60,827          44,745
                                                                     ---------       ---------

      Total liabilities and shareholders' equity                     $ 159,780       $ 194,836
                                                                     =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                              Three Months Ended                        Nine Months Ended
                                                    ---------------------------------------  --------------------------------------
                                                    September  30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
                                                    -------------------  ------------------  ------------------  ------------------
Continuing Operations:
Sales of products                                       $  22,501           $ 20,044            $ 63,479            $ 58,677
                                                        ---------           --------            --------            --------
Cost of sales and other direct production costs            17,064             16,042              45,067              47,129
Depreciation, depletion and amortization                    5,167              4,084              14,932              14,027
                                                        ---------           --------            --------            --------
                                                           22,231             20,126              59,999              61,156
                                                        ---------           --------            --------            --------
Gross profit (loss)                                           270                (82)              3,480              (2,479)
                                                        ---------           --------            --------            --------
Other operating expenses:
 General and administrative                                 1,654              1,658               4,976               5,810
 Exploration                                                  455              1,942               1,749               5,212
 Depreciation and amortization                                 67                 69                 203                 213
 Reduction in carrying value of mining properties             - -                - -                 - -               9,072
 Provision for closed operations and
   environmental matters                                      232                522               1,223               4,020
                                                        ---------           --------            --------            --------
                                                            2,408              4,191               8,151              24,327
                                                        ---------           --------            --------            --------
Loss from operations                                       (2,138)            (4,273)             (4,671)            (26,806)
                                                        ---------           --------            --------            --------

Other income (expense):
 Interest and other income                                  1,425              1,505               2,525               3,968
 Miscellaneous expense                                       (662)              (473)             (1,510)             (1,575)
 Interest expense                                            (662)            (2,098)             (3,279)             (5,813)
                                                        ---------           --------            --------            --------
                                                              101             (1,066)             (2,264)             (3,420)
                                                        ---------           --------            --------            --------
Loss from continuing operations before income taxes
 and extraordinary charge                                  (2,037)            (5,339)             (6,935)            (30,226)
Income tax provision                                          - -                 (2)                - -                 (12)
                                                        ---------           --------            --------            --------
Loss from continuing operations before
  extraordinary charge                                     (2,037)            (5,341)             (6,935)            (30,238)
Discontinued operations:
 Income (loss), net of income tax                            (352)             1,719                (192)              4,161
 Gain (loss) on disposal, net of income tax                   (67)               - -              12,651                (929)
Extraordinary charge, net of income tax                       - -                - -                 - -                (647)
                                                        ---------           --------            --------            --------
Net income (loss)                                          (2,456)            (3,622)              5,524             (27,653)
Preferred stock dividends                                  (2,013)            (2,013)             (6,038)             (6,038)
                                                        ---------           --------            --------            --------
Loss applicable to common shareholders                     (4,469)            (5,635)               (514)            (33,691)
                                                        ---------           --------            --------            --------

Other comprehensive income (loss), net of income tax:
Cumulative effect of a change in accounting principle         - -                - -                (136)                - -
Change in derivative contracts                                (38)               - -                 (38)                - -
Reclassification adjustment of loss included in net
  income (loss)                                                10                - -                  29                 - -
Unrealized holding gains (losses) on securities               (41)              (150)                (31)                 64
Change in foreign currency items                              - -                - -               4,898                 - -
                                                        ---------           --------            --------            --------
Other comprehensive income (loss)                             (69)              (150)              4,722                  64
                                                        ---------           --------            --------            --------
Comprehensive income (loss) applicable to
  common shareholders                                   $  (4,538)          $ (5,785)           $  4,208            $(33,627)
                                                        =========           ========            ========            ========

Basic and diluted income (loss) per common share:
 Loss from continuing operations                        $   (0.06)          $  (0.11)           $  (0.19)           $  (0.54)
 Income from discontinued operations                          - -               0.03                0.18                0.05
 Extraordinary charge                                         - -                - -                 - -               (0.01)
                                                        ---------           --------            --------            --------
Basic and diluted income (loss) per common share        $   (0.06)          $  (0.08)           $  (0.01)           $  (0.50)
                                                        =========           ========            ========            ========

Weighted average number of common shares outstanding       70,946             66,798              68,194              66,789
                                                        =========           ========            ========            ========

    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                         -----------------------------------------
                                                                         September 30, 2001     September 30, 2000
                                                                         ------------------     ------------------

Operating activities:
 Net income (loss)                                                           $  5,524               $(27,653)
 Noncash elements included in net income (loss):
  Depreciation, depletion and amortization                                     15,135                 17,289
  Extraordinary charge                                                            - -                    647
  (Gain) loss on sale of discontinued operations                              (12,651)                   929
  Gain on disposition of properties, plants and equipment                        (327)                (1,292)
  Reduction of carrying value of mining properties                                - -                  9,072
  Provision for reclamation and closure costs                                     766                  2,124
  Change in net assets of discontinued operations                               1,283                    - -
 Change in assets and liabilities:
  Accounts and notes receivable                                                   (84)                 2,510
  Inventories                                                                    (194)                (1,829)
  Other current and noncurrent assets                                          (1,628)                  (578)
  Accounts payable and accrued expenses                                         1,794                 (1,472)
  Accrued payroll and related benefits                                            818                  1,826
  Accrued taxes                                                                   313                    131
  Accrued reclamation and closure costs and other noncurrent liabilities       (5,317)                (6,410)
                                                                             --------               --------

 Net cash provided (used) by operating activities                               5,432                 (4,706)
                                                                             --------               --------

Investing activities:
 Proceeds from sale of discontinued operations                                 59,761                  9,677
 Additions to properties, plants and equipment                                (15,934)               (11,455)
 Proceeds from disposition of properties, plants and equipment                    464                  1,946
 Proceeds from sale of investments                                                - -                    283
 Increase in restricted investments                                              (106)                  (264)
 Purchase of investments and change in cash
  surrender value of life insurance, net                                          406                  1,114
 Other, net                                                                        (8)                   175
                                                                             --------               --------

Net cash provided by investing activities                                      44,583                  1,476
                                                                             --------               --------

Financing activities:
 Common stock issued under stock and stock option plans                           - -                     35
 Common stock issuance, net of offering costs                                   5,890                    - -
 Dividends paid on preferred stock                                                - -                 (6,038)
 Payments for debt issuance costs                                                 - -                 (1,811)
 Borrowings on long-term debt                                                  12,309                 79,500
 Repayments on long-term debt                                                 (61,781)               (66,689)
                                                                             --------               --------

Net cash provided (used) by financing activities                              (43,582)                 4,997
                                                                             --------               --------

Net increase in cash and cash equivalents                                       6,433                  1,767
Cash and cash equivalents at beginning of period                                1,373                  2,719
                                                                             --------               --------

Cash and cash equivalents at end of period                                   $  7,806               $  4,486
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

     The accompanying financial statements have been prepared assuming Hecla will continue as a going concern. In order to provide Hecla additional liquidity, management is currently evaluating a number of financing alternatives including debt financing and asset sales. Proceeds from these planned financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of the Colorado Aggregate division of MWCA (CAC), which had $2.4 million of net assets at September 30, 2001. There can be no assurance that Hecla will be successful in obtaining financing or in completing a sales transaction for the remaining assets of CAC.

     Based upon Hecla's estimate of metals prices and metals production for the remainder of 2001, Hecla currently believes that its existing cash and cash equivalents, operating cash flows and debt facilities will be adequate to fund anticipated minimum capital expenditures, idle property expenditures and exploration expenditures in 2001. Cash flows from operations, however, could be significantly impacted if the market price of gold, silver, zinc and lead fluctuate. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer certain planned capital and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

                      Hecla Mining Company and Subsidiaries

Note 3.

     On March 27, 2001, Hecla completed a sale of the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) for $62.5 million subject to customary post-closing adjustments. Hecla recorded a gain on the sale of the K-T Group of $13.0 million in the first quarter of 2001. The proceeds from the sale were used to repay a term loan facility of $55.0 million, and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes. During the second and third quarters of 2001, adjustments of $0.3 million and $0.1 million were made to reduce the gain relating to the K-T Group. Hecla also continues to pursue the sale of the remaining assets of CAC, although there can be no assurance that a sales transaction will be completed. At September 30, 2001, the remaining net assets of CAC are approximately $2.4 million. Including the gain on sale, Hecla recorded income from discontinued operations of approximately $12.5 million, or $0.18 per common share, in the first nine months of 2001 compared to income of approximately $3.2 million, or $0.05 per common share, in the same period in 2000.

Note 4.

     Hecla's income tax provision for the first nine months of 2001 and 2000 varies from the amount that would have been provided by applying the statutory rate to the income (loss) before income taxes primarily due to the inability to use tax losses in 2001 and 2000. During the first nine months of 2000, Hecla recognized a $12,000 provision for foreign income taxes.

Note 5.

     Inventories consist of the following (in thousands):

                                        September 31,      Dec. 31,
                                           2001              2000
                                        -------------      ---------
     Concentrates, bullion, metals
        in transit and other products    $   4,225          $  5,932
     Materials and supplies                  5,468             5,337
                                         ---------          --------

                                         $   9,693          $ 11,269
                                         ========           ========

     At September 30, 2001, Hecla had forward sales commitments through December 31, 2004 for 214,606 ounces of gold at an average price of $289 per ounce.
Hecla intends to physically

                      Hecla Mining Company and Subsidiaries

deliver metal in accordance with the terms of certain of the forward sales contracts. As such, Hecla has elected to designate these contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Certain other forward contracts where delivery is not certain have been designated as cash flow hedges, and the changes in fair value of these cash flow hedges are recorded in other comprehensive income until the contract is closed out. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at September 28, 2001 was $293.10 per ounce.

Note 6.   Contingencies

- Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree.
In September 2001, the Idaho Federal District Court held a hearing on the Company's motion to relieve the Company from some or all of the obligations under the 1994 Consent Decree based on a number of arguments including the impact of changed circumstances because EPA determined to utilize a broad remedial investigation feasibility study (RI/FS) CERCLA process to address environmental issues in the Coeur d'Alene Basin outside the Bunker Hill Site.
In a September 30, 2001, Order, amended October 15, 2001, the Court held that sufficient changed circumstances had occurred to support modification of the 1994 Consent Decree. In the Order, as amended, the Court permitted the mining companies to terminate further work under the 1994 Consent Decree for 2001 except for a few high-risk yards and stated the Court would make a final decision on the request to modify the Consent Decree after EPA's Record of Decision (ROD) on the Basin cleanup is issued. EPA recently issued its proposed plan for the cleanup of the Coeur d'Alene Basin and a ROD on the cleanup plan is expected to be issued by EPA in early 2002. As of September 30, 2001, Hecla has

                      Hecla Mining Company and Subsidiaries

estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $10.2 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

     In May 1998, the EPA announced that it had commenced a RI/FS under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed cleanup plan for the Basin.

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and The United States' Federal District Court cases on January 22, 2001 and was concluded on July 30, 2001. In the first phase of the trial, the Court has been asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court has also been asked to determine the liability of the United States for

                      Hecla Mining Company and Subsidiaries

its historic involvement in the Basin. No decision on the issues before the Court in the first phase of the litigation has been issued. If liability is determined in the first phase, a second trial will be scheduled for 2002 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only defendants remaining in the litigation.

     During 2000 and into 2001, Hecla was involved in settlement negotiations with representatives of the U.S. government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a state of Idaho led settlement effort. On August 16, 2001, the Company entered into an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. The settlement, if, and when finalized in the form of a Consent Decree, would release the Company from further liability to the governments for its historic mining practices in the Coeur d'Alene Basin. The Agreement in Principle caps for a period of ten years the majority of the cleanup related expenditures the Company is responsible for annually at the Bunker Hill Superfund Site, the Grouse Creek mine and Stibnite site in central Idaho. The Agreement limits these payments to the Government and/or cleanup obligations at these sites to a fixed annual cap of $5 million for each of the first two years of the Agreement and $6 million for each of the next eight years. Hecla is committed to work and/or make payments of $4 million annually for the following 20 years thereafter. In addition to the fixed work and payment obligations, Hecla would make cash payments based upon a small percentage of positive cash flow generated by operations during the term of the Agreement. The Agreement in Principle does not include the Coeur d'Alene Tribe; however, the Company hopes to be able to include the Tribe as a party to the settlement under the terms of a final consent decree. Representatives of the United States, the State of Idaho and the Company continue to work on terms of a definitive consent decree incorporating the terms of the Agreement in Principle. However, there are a number of significant issues which will need to be resolved prior to finalizing the definitive consent decree.

     As of September 30, 2001, Hecla has accrued $45.2 million for future costs of environment cleanup costs at the properties outlined in the Agreement in Principle. It is reasonably possible that Hecla's obligation may change in the near or longer term depending on a number of factors, including the finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla on liability and damages in this matter could have a material adverse effect on the Company.

                      Hecla Mining Company and Subsidiaries

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho State District Court in Kootenai County, Idaho, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of September 30, 2001, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), terminated shipments (comprising approximately 1% of annual ball clay production) sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover its losses and its insurance company's payments to downstream users of its animal feed. The complaint alleged negligence, strict liability and breach of implied warranties and seeks damages in excess of $7.0 million. Legal counsel retained by the insurance company for K-T Clay had the case removed to Federal Court in Arkansas. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by Townsends, Inc. another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by Archer Daniels Midland Company a successor in interest to Quincy Soybean Company a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The Townsends and Archer Daniels lawsuits allege damages totaling approximately $300,000 and $1.4

                      Hecla Mining Company and Subsidiaries

million, respectively. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. In January 2001, Hecla was dismissed from the only lawsuit in which it had been named as a defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods litigation against K-T Clay through settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods settlement. In August 2001, the Federal District Court dismissed the Archer Daniels litigation without any payment from K-T Clay or Hecla. The defense of the remaining Townsends lawsuit is being covered by insurance. The Company believes that K-T Clay's insurance coverage is available to cover the remaining claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. Although the outcome of the remaining litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

Note 7.

     As of September 30, 2001, Hecla's wholly owned subsidiary Hecla Resource Investments Limited (HRIL), had $8.1 million outstanding under a project financing agreement, nonrecourse to Hecla, that was utilized to acquire the La Camorra mine in Venezuela. As collateral for the loan, HRIL granted a security interest over the stock of its Venezuelan subsidiary, certain Venezuelan real property assets and all cash proceeds of the La Camorra mine. HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. The project financing agreement is repayable in semiannual payments ending December 31, 2004.

     The HRIL project financing agreement requires the Company to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees

                      Hecla Mining Company and Subsidiaries

projected for the project through December 31, 2004. At September 30, 2001, there were 184,606 ounces of gold sold forward at $288.25 per ounce. Portions of these forward contracts mature quarterly from December 2001 through December 2004. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. The Company entered into a separate quarterly gold lease rate swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale. Settlement is made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate. All settlements are made by delivering gold.

     As of September 30, 2001, the Company has outstanding a $3.0 million subordinated loan which is due in three equal semiannual payments commencing in June of 2003. The loan agreement gives the Company the option to capitalize interest payments by adding them to the principal amount of the loans. At September 30, 2001, the interest amount added to principal was approximately $0.3 million.

     The interest rates for borrowings under the project financing and subordinated debt agreements were 6.20% and 7.71%, respectively, as of September 30, 2001. The interest rates are based on LIBOR rates.

     On April 16, 2001, Hecla entered into a new $1.5 million revolving bank agreement due on June 16, 2001. On June 15, 2001, the Company amended the note to allow borrowings up to $1.0 million and extended the repayment date until November 1, 2001. On October 31, 2001, the Company amended the note to allow borrowings up to $3.0 million and extended the repayment date until April 30, 2002. Amounts available under the bank agreement are available for general corporate purposes. As collateral for the loan, Hecla pledged its corporate office building and related property located in Coeur d'Alene, Idaho. The interest rate is 7%.

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla) acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla and the lender. The credit facility is nonrecourse to Hecla. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

     On May 7, 2001, Minera Hecla entered into a $700,000 short-term loan to finance the working capital of the San Sebastian

                      Hecla Mining Company and Subsidiaries

project. The loan requires monthly interest payments with a final principal payment due on December 7, 2001. The loan is nonrecourse to Hecla and is unsecured.

     On April 26, 2001, Hecla entered into a factoring agreement, whereas Hecla, without recourse, will sell all of its right, title and interest in certain smelter accounts receivable from the Lucky Friday mine, less estimated finance charges, up to a maximum of $2.0 million. Factored accounts receivable at September 30, 2001, were $1.1 million.

     On June 27, 2001, Hecla entered into a factoring agreement, whereas Hecla may sell qualified accounts receivable, without recourse except as specifically provided, certain receivables from MWCA - Colorado Aggregate Division, less estimated finance charges. The amount of borrowings allowable under the agreement at any time is a function of the amount of the then outstanding eligible trade accounts receivable. Factored accounts receivable at September 30, 2001, were $0.7 million.

Note 8.

     The following tables present a reconciliation of the numerators (net income
(loss)) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to declared and undeclared cumulative preferred stock dividends in arriving at loss applicable to common shareholders for the three months and nine months ended September 30, 2001 and 2000, in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts). For the three months and nine months ended September 30, 2001, the $2.0 million and $6.0 million, respectively, have not been declared or paid.


                                                              Three Months Ended September 30,
                                                ----------------------------------------------------------------
                                                             2001                              2000
                                                ------------------------------    ------------------------------
                                                  Net                Per-Share      Net                Per-Share
                                                  Loss      Shares    Amount        Loss      Shares    Amount
                                                ---------   ------   ---------    ---------   ------   ---------

Loss before preferred stock dividends           $  (2,456)                        $  (3,622)
Less:  Preferred
 stock dividends                                   (2,013)                           (2,013)
                                                ---------                         ---------
Basis loss per common share:
Basic loss applicable to common shareholders    $  (4,469)  70,946   $   (0.06)   $  (5,635)  66,798   $  (0.08)

Effect of dilutive securities                         - -      - -         - -          - -      - -        - -
                                                ---------   ------   ---------    ---------   ------   --------

Diluted loss per common share                   $  (4,469)  70,946   $   (0.06)   $  (5,635)  66,798   $  (0.08)
                                                =========   ======   =========    =========   ======   ========

                      Hecla Mining Company and Subsidiaries


                                                                  Nine Months Ended September 30,
                                                -------------------------------------------------------------------
                                                                  2001                        2000
                                                ----------------------------------   ------------------------------
                                                    Net                  Per-Share     Net                Per-Share
                                                Income (Loss)   Shares   Amount        Loss      Shares   Amount
                                                -------------   ------   ---------   ---------   ------   ---------

Income (loss) before extraordinary charge         $   5,524                          $ (27,006)

Extraordinary charge, net of income tax                 - -                               (647)
                                                  ---------                          ---------

Income (loss) before preferred
 stock dividends                                  $   5,524                          $ (27,653)
Less:  Preferred
 stock dividends                                     (6,038)                            (6,038)
                                                  ---------                          ---------

Basic loss per common share:
Basic loss applicable to
 common shareholders                                   (514)    68,194   $   (0.01)    (33,691)  66,789   $   (0.50)

Effect of dilutive securities                           - -        - -         - -         - -      - -         - -
                                                  ---------     ------   ---------   ---------   ------   ---------
Diluted loss per common share                     $    (514)    68,194   $   (0.01)  $ (33,691)  66,789   $   (0.50)
                                                  =========     ======   =========   =========   ======   =========

     These calculations of diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of September 30, 2001 and 2000, as their exercise would be antidilutive, as follows:

                 Three Months Ended        Nine Months Ended
               ----------------------    ----------------------
                  September 30,            September 30,
                  2001       2000           2001        2000
               ----------  ----------    ----------  ----------

                2,329,000   2,168,000     2,329,000   2,168,000

      The calculations of diluted earnings per share for the three months and nine months ended September 30, 2000, also exclude 1,506,998 warrants to purchase common stock, as their exercise would be antidilutive. The calculations of diluted earnings per share for the three months and nine months ended September 30, 2001, also exclude 1,098,801 warrants to purchase common stock, as their exercise would be antidilutive.

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

     The following tables present information about reportable segments for the three months and nine months ended September 30 (in thousands):


                                         Three Months Ended     Nine Months Ended
                                        -------------------    -------------------
                                            September 30,         September 30,
                                          2001       2000        2001      2000
                                        --------   --------    --------   --------
  Net sales to unaffiliated customers:
     Metals-Gold                        $ 10,634   $  8,439    $ 28,741   $ 23,192
     Metals-Silver                        11,867     11,605      34,738     35,485
                                        --------   --------    --------   --------
                                        $ 22,501   $ 20,044    $ 63,479   $ 58,677
                                        ========   ========    ========   ========


                                        Three Months Ended      Nine Months Ended
                                        -------------------    -------------------
                                            September 30,         September 30,
                                          2001       2000        2001       2000
                                        --------   --------    --------   --------

  Income (loss) from operations:
     Metals-Gold                        $  2,848   $   (842)   $  6,916   $(15,147)
     Metals-Silver                        (3,037)    (1,182)     (5,259)    (2,284)
     Other                                (1,949)    (2,249)     (6,328)    (9,375)
                                        --------   --------    --------   --------

                                        $ (2,138)  $ (4,273)   $ (4,671)  $(26,806)
                                        ========   ========    ========   ========

                      Hecla Mining Company and Subsidiaries

    The following table presents identifiable assets by reportable segment as of September 30, 2001, and December 31, 2000 (in thousands):

                                   September 30,    December 31,
                                       2001             2000
                                   -------------    ------------

     Identifiable assets:
       Metals-Gold                   $ 37,734         $ 42,667
       Metals-Silver                   92,258           81,572
       Discontinued operations          2,394           44,057
       Other                           27,394           26,540
                                     --------         --------

                                     $159,780         $194,836
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

     At September 30, 2001, Hecla's hedging contracts, used to reduce exposure to precious metal prices, consisted of forward sales contracts and a gold lease rate swap. Hecla intends to physically deliver metal in accordance with the terms of certain of the forward sales contracts. As such, Hecla has elected to designate these contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Certain other forward contracts where delivery is not certain have been designated as cash flow hedges, and the changes in fair value of these cash flow hedges are recorded in other comprehensive income until the contract is closed out. Hecla recorded a cumulative effect of a change in accounting principle in other comprehensive income of approximately $0.1 million loss related to the gold

                      Hecla Mining Company and Subsidiaries

lease rate swap upon adoption of SFAS 133 on January 1, 2001. This amount is being amortized over the physical settlement of ounces subject to the gold lease rate swap. During the next twelve months, approximately $40,000 is expected to be amortized to the income statement.

Note 11.

     On July 18, 2001, Hecla announced that operations at its Lucky Friday silver mine will be reduced, effective October 2001, due to continued low silver and lead prices. Employment at the mine will decrease from approximately 189 people to approximately 53 employees by November 2001. Production is anticipated to total approximately 3.3 million ounces of silver in 2001, and will be further reduced to approximately 1.0 million ounces in 2002. The reduced production level will allow the mine to remain ready to increase production if and when silver and lead prices increase. Primary development at the mine will be suspended and mining will take place in currently developed areas. Starting in November, production is anticipated to be approximately 7,000 tons per month, which will yield approximately 100,000 ounces of silver production per month. It is estimated that the currently developed resource can sustain the lower production levels up to 24 months. Reduced operations will continue until prices recover as long as the cost of operating is less than the cost of care and maintenance.

Note. 12.

     On August 28, 2001, Hecla issued 5,749,883 shares of its common stock in a private placement transaction for the benefit of the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan for approximately $5.5 million. Proceeds from the private placement are available for general corporate purposes.

                      Hecla Mining Company and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. On February 27, 2001, Hecla signed an agreement to sell the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group). The sales transaction closed on March 27, 2001. Hecla also intends to sell the remaining assets of the Colorado Aggregate division of MWCA (CAC), which is a wholly owned subsidiary of Hecla. As a result of Hecla's decision to sell the industrial minerals segment in 2000, it is accounted for as discontinued operation. In the following descriptions, where there are changes that are attributable to more than one factor, Hecla presents each attribute in descending order relative to the attribute's importance to the overall change.

     Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including:

     - the timely development of existing properties and reserves and future projects,

     -    the impact of metal prices and metal production volatility,

     -    changing market conditions and the regulatory environment,

     -    limited access to capital markets,

     -    settlement of environmental litigation

     -    potential asset sales,

     -    ability to pay creditors, and

                      Hecla Mining Company and Subsidiaries

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

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla) acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla and the lender. The credit facility is nonrecourse to Hecla. Ore mined from the San Sebastian project is trucked approximately 100 kilometers to the processing mill. The mill has a rated capacity of 500 tonnes per day and produces a silver/gold precipitate which is to be sold to a precious metals refiner. Milling operations commenced in early May, and production from San Sebastian is anticipated to be approximately 0.8 million ounces of silver, and 14,000 ounces of gold in 2001.

     On July 18, 2001, Hecla announced that operations at its Lucky Friday silver mine will be reduced, effective October 2001, due to continued low silver and lead prices. Employment at the mine will decrease from approximately 189 people to approximately 53 employees by November 2001. Production is anticipated to total approximately 3.3 million ounces of silver in 2001, and will be further reduced to approximately 1.0 million ounces in 2002. The reduced production level will allow the mine to remain ready to increase production if and when silver and lead prices increase. Primary development at the mine will be suspended and mining will take place in currently developed areas. Starting in November, production is anticipated to be approximately 7,000 tons per month, which will yield approximately 100,000 ounces of silver production per month. It is estimated that the currently developed resource can sustain the lower production levels up to 24 months. Reduced operations will continue until prices recover as long as the cost of operating is less than the cost of care and maintenance.

     During the first nine months of 2001, Hecla produced approximately 138,000 ounces of gold compared to approximately 112,000 ounces in the first nine months of 2000. The following

                      Hecla Mining Company and Subsidiaries

table displays the actual gold production (in ounces) by operation for the nine months ended September 30, 2001 and 2000, projected gold production for the year ending December 31, 2001, and actual gold production for the year ended December 31, 2000:

                    Actual      Actual        Projected        Actual
                   Sept. 30,   Sept. 30,       Dec. 31,       Dec. 31,
Operation            2001        2000            2001            2000
---------          ---------   ---------   ----------------   ---------

La Camorra           108,000      68,000    135,000-143,000      93,000
Greens Creek(2)       20,000      19,000      26,000-27,000      25,000
San Sebastian         10,000         - -      14,000-16,000       3,000
Rosebud(1)(2)            - -      24,000                - -      24,000
Other                    - -       1,000            0-1,000       1,000
                   ---------   ---------   ----------------   ---------

Totals               138,000     112,000    175,000-187,000     146,000
                   =========   =========   ================   =========

      (1)  The Rosebud mine completed operations in the third quarter of 2000.

      (2)  Reflects Hecla's portion.

     In the first nine months of 2001, Hecla produced approximately 5.9 million ounces of silver compared to approximately 6.1 million ounces in the first nine months of 2000. The following table displays the actual silver production by operation for the nine months ended September 30, 2001 and 2000, projected silver production for the year ending December 31, 2001, and actual silver production for the year ended December 31, 2000 (in thousands of ounces):

                    Actual      Actual        Projected        Actual
                   Sept. 30,   Sept. 30,       Dec. 31,       Dec. 31,
Operation            2001        2000           2001            2000
                   ---------   ---------   ----------------   ---------
Lucky Friday           2,856       3,904        3,200-3,300       5,012
Greens Creek(1)        2,494       2,091        3,200-3,300       2,754
San Sebastian            547         - -            700-800         177
Rosebud(1)               - -          56                - -          56
                   ---------   ---------   ----------------   ---------

Totals                 5,897       6,051        7,100-7,400       7,999
                   =========   =========   ================   =========

     (1)  Reflects Hecla's portion.

                      Hecla Mining Company and Subsidiaries

     In 2000, Hecla shipped approximately 1,078,000 tons of product from the K-T Group, which included ball clay, kaolin and feldspar, as well as approximately 61,000 tons of specialty aggregates from CAC and 130,000 cubic yards of landscape material from the Mountain West Products division of MWCA. During the first nine months of 2001, Hecla shipped approximately 257,000 tons from the industrial minerals group, including 16,000 tons from CAC. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million subject to customary post-closing adjustments. Hecla recorded a gain on the sale of the K-T Group of $12.7 million. The proceeds were used to repay a term loan facility of $55.0 million and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes. Hecla continues to pursue a sale of the remaining assets of CAC, although there can be no assurance that Hecla will complete a sales transaction. During 2000, Hecla sold substantially all of the assets of its Mountain West Products division of MWCA and the landscape operations of the Colorado Aggregate division of MWCA.

Results of Operations

First Nine Months 2001 Compared to First Nine Months 2000

     Hecla recorded a net loss from continuing operations, before preferred stock dividends, of $6.9 million, or $0.10 per common share, for the first nine months of 2001 compared to a net loss from continuing operations of approximately $30.2 million, before an extraordinary charge and preferred stock dividends, or $0.45 per common share, in the first nine months of 2000. After recognizing $12.5 million in income from discontinued operations and $6.0 million (which have not been declared or paid) in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the first nine months of 2001 was approximately $0.5 million, or $0.01 per common share, compared to a loss of $33.7 million, or $0.50 per common share, after recognizing $3.2 million in income from discontinued operations, a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt and $6.0 million in dividends to holders of Hecla's Series B cumulative convertible Preferred Stock in the first nine months of 2000. Although Hecla has elected not to declare the dividends for the first, second and third quarters of 2001, because these dividends are cumulative, the effects of the undeclared dividends are reflected in the income applicable to common shareholders.

     The income during 2001 compared to the loss in the same period of 2000 was attributable to a variety of factors, the most significant of which are discussed below.

                      Hecla Mining Company and Subsidiaries

     Sales of products increased by approximately $4.8 million, or 8%, in the first nine months of 2001 as compared to the same period in 2000 primarily due to:

     - increased sales of $5.5 million from gold operations, principally a result of increased production and sales at the La Camorra mine ($12.0 million), partly offset by decreased sales at the Rosebud mine ($6.4 million), a result of the completion of mining activity in the third quarter of 2000, and

     - decreased sales totaling approximately $0.7 million from silver operations, primarily due to lower zinc and silver prices, lower production at the Lucky Friday mine and reduced hedging activities in the 2001 period. These factors are partly offset by increased production at Greens Creek, higher lead prices and increased sales at the San Sebastian mine due to the commencement of operations in May 2001 ($4.5 million).

     The following table compares the average metal prices for the first nine months of 2001 with the comparable 2000 period:

        Metal                          2001       2000     $ Change   % Change
   ------------------                --------   --------   --------   --------

   Gold-Realized ($/oz.)             $    280   $    286   $    (6)      (2)%
   Gold-London Final ($/oz.)              269        282       (13)      (5)
   Silver-Handy & Harman ($/oz.)         4.41       5.08     (0.67)     (13)
   Lead-LME Cash ($/pound)              0.215      0.203     0.012        6
   Zinc-LME Cash ($/pound)              0.420      0.520     (0.10)     (19)

     Cost of sales and other direct production costs decreased approximately $2.1 million, or 4%, from the first nine months of 2000 to the comparable 2001 period primarily due to:

     - decreased cost of sales at the Rosebud mine ($7.3 million) due to the completion of mining in the third quarter of 2000,

     - decreased cost of sales at the Lucky Friday mine ($2.2 million) resulting from decreased production of silver and lead and overall cost cutting measures,

     - increased cost of sales at the San Sebastian mine ($3.5 million) due to the commencement of operations in May 2001, and

     - increased cost of sales from the La Camorra and Greens Creek mines ($3.5 million and $0.8 million) due to increased production.

                      Hecla Mining Company and Subsidiaries

     Cost of sales and other direct production costs as a percentage of sales from products decreased from 80% in the first nine months of 2000 to 71% in the comparable 2001 period. The change was due to increased margins from the gold segment resulting from increased production, increased gold ore grade and better efficiencies at the La Camorra mine, decreased production and sales at the Rosebud mine due to the completion of mining activity in 2000, partly offset by lower hedging revenues and lower margins from the silver segment due to lower silver and zinc prices.

     Depreciation, depletion and amortization increased $0.9 million, or 6.5%, in the first nine months of 2001 from the first nine months of 2000 principally due to:

     - increased depreciation from the La Camorra mine due to increased production ($3.3 million),

     - increased depreciation at the San Sebastian mine ($0.7 million) due to the commencement of operations in May 2001,

     - decreased depreciation at the Lucky Friday mine ($1.3 million), due to the write-down of assets in December 2000, and

     - decreased depreciation at the Rosebud mine ($2.0 million) due to the completion of mining activity in the third quarter of 2000.

     Hecla recorded adjustments to the carrying value of mining properties of $9.1 million in the second quarter of 2000, including $4.4 million for properties, plants, and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property.

     Exploration expense decreased $3.5 million, or 64%, during the first nine months of 2001 as compared to the same period of 2000 principally due to reduced exploration activity in Mexico ($1.4 million), decreased expenditures at the Rosebud mine ($1.3 million), due to completion of operations in the third quarter of 2000, and South America ($0.2 million).

     Hecla's provision for closed operations and environmental matters decreased $2.8 million, from $4.0 million in the first nine months of 2000 to $1.2 million in the 2001 period. The decrease resulted principally from decreased costs during 2001 associated with the Grouse Creek property, combined with reclamation and closure cost accruals during 2000 of $668,000 for the Rosebud mine and $590,000 for various other properties.

                      Hecla Mining Company and Subsidiaries

     Interest expense decreased $2.5 million in the first nine months of 2001 as compared to the same period in 2000. The $2.5 million decrease was the result of the repayment of the $55.0 term loan facility in March 2001 and decreased loan fees during 2001 as compared to the 2000 period.

     General and administrative expense decreased $0.8 million, from $5.8 million in the 2000 period to $5.0 million in the 2001 period. The decrease in 2001 was principally the result of reduced spending at the corporate level, as well as reduced staffing levels.

     Interest income decreased $1.4 million in the first nine months of 2001 as compared to the same period in 2000, principally a result of the gains recognized during 2000 on the sale of assets, recognition of the mark to market adjustment on the gold lease rate swap contract in 2001 in accordance with SFAS 138 and lower interest income.

     Hecla recorded income from discontinued operations of approximately $12.5 million, or $0.18 per common share, in the first nine months of 2001 compared to income of approximately $3.2 million, or $0.05 per common share, in the same period in 2000. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million, subject to customary post-closing adjustments, and recorded a gain of $12.7 million on the sale in 2001. Other factors contributing to the change include:

     - decreased sales of approximately $40.0 million, a direct result of the sale of the K-T Group ($34.0 million), as well as decreased shipments at the MWCA group ($5.5 million) due to the sale of the Mountain West Products division of MWCA in March 2000 and the landscape operation of Colorado Aggregate in June 2000,

     - decreased cost of sales of $33.2 million, directly due to the lower sales at the K-T Group and the partial sale of MWCA during 2000,

     - decreased depreciation, depletion and amortization of $2.0 million, due to the sale of the K-T Group and the partial sale of MWCA in 2000,

     - a loss of $0.9 million on the sale of the Mountain West Products division of MWCA in 2000, and

     - legal fees during 2001 associated with litigation concerning the failed sale for the K-T Group in January 2001 ($0.5 million).

                      Hecla Mining Company and Subsidiaries

     An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of debt.

     Cash operating, total cash and total production cost per gold ounce decreased from $213, $216 and $281 for the first nine months of 2000 to $134, $134 and $201 for the first nine months of 2001, respectively. The decreases in cost per gold ounce were primarily attributable to increased production at the La Camorra mine, as well as the completion of mining activity in the third quarter of 2000 at the Rosebud mine.

     Cash operating, total cash and total production cost per silver ounce decreased from $3.90, $3.91 and $5.35 in the first nine months of 2000 to $3.43, $3.45 and $4.88 in the first nine months of 2001, respectively. The decreases in the cost per silver ounce were due primarily to the low-cost San Sebastian mine, which commenced operations in May 2001, and the positive impacts of Greens Creek's increased silver production during 2001, resulting from a higher silver grade and increased tons mined. The full cost per ounce was also positively impacted by decreased per ounce depreciation at the Lucky Friday mine due to the write-down of the majority of property, plant and equipment in the fourth quarter of 2000.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Hecla recorded a loss from continuing operations, before preferred stock dividends, of $2.0 million, or $0.03 per common share, for the three months ended September 30, 2001, compared to a loss from continuing operations of $5.3 million, or $0.08 per common share, before preferred stock dividends, for the three months ended September 30, 2000. After recognizing $2.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock and a $0.4 million loss from discontinued operations, Hecla's loss applicable to common shareholders for the third quarter of 2001 was approximately $4.5 million, or $0.06 per common share, compared to a loss for the same period in 2000 of $5.6 million, or $0.08 per common share, after $2.0 million in dividends to holders of Hecla's Series B cumulative convertible preferred stock and income of $1.7 million from discontinued operations. The change in loss applicable to common shareholders during 2001 was attributable to a variety of factors, the most significant of which are discussed below.

     Sales of products increased by approximately $2.5 million, or 12%, in the third quarter of 2001 as compared to the same period in 2000 primarily due to:

                      Hecla Mining Company and Subsidiaries

     - increased sales of $2.2 million from gold operations, principally a result of increased production and sales at the La Camorra mine ($5.6 million), partly offset by decreased sales at the Rosebud mine ($3.4 million), a result of the completion of mining activity in the third quarter of 2000, and

     - increased sales totaling approximately $0.3 million from silver operations primarily due to increased sales at the San Sebastian mine, due to the commencement of operations in May 2001 ($2.1 million), increased production from the Greens Creek mine ($0.1 million), partly offset by lower lead and silver prices, lower production at the Lucky Friday mine ($1.8 million), as well as reduced hedging activity during 2001 ($0.1 million).

     The following table compares the average metal prices for the third quarter of 2001 with the comparable 2000 period:

        Metal                        2001       2000     $ Change    % Change
   ------------------              --------   --------   ---------   ---------

   Gold-Realized ($/oz.)           $    283   $    281   $      2        1%
   Gold-London Final ($/oz.)            274        277         (3)      (1)
   Silver-Handy & Harman ($/oz.)       4.28       4.96      (0.68)     (14)
   Lead-LME Cash ($/pound)            0.213      0.213        - -      - -
   Zinc-LME Cash ($/pound)            0.375      0.533     (0.158)     (30)

     Cost of sales and other direct production costs increased to $17.1 million in the third quarter of 2001 from $16.0 million in 2000. Cost of sales from gold operations decreased $1.0 million due to lower costs of sales at the Rosebud mine due to the completion of mining activity, offset by higher costs of sales at the La Camorra mine due to increased production. Cost of sales from silver operations increased $2.0 million resulting from increased cost of sales at the San Sebastian mine, due to the commencement of operations in May 2001, increased production at the Greens Creek mine, partially offset by decreased cost of sales at the Lucky Friday mine due to lower production.

     Cost of sales and other direct production costs as a percentage of sales from products decreased from 80% in the third quarter of 2000 to 76% in the comparable 2001 period. The change was due to increased margins from the gold segment resulting from increased production, higher gold ore grade and better efficiencies at the La Camorra mine, decreased production and sales at the Rosebud mine, due to the completion of mining activity in 2000, partly offset by lower hedging revenues and lower margins from the silver segment due to lower silver and zinc prices.

                      Hecla Mining Company and Subsidiaries

     Depreciation, depletion and amortization increased $1.1 million, or 26.5%, in the third quarter of 2001 from the third quarter of 2000 principally due to:

     - increased depreciation from the La Camorra mine due to increased production ($1.0 million),

     - increased depreciation from the San Sebastian mine due to the commencement of operations in May 2001 ($0.4 million), and

     - decreased depreciation at the Lucky Friday mine ($0.4 million), due to the write-down of assets in December 2000.

     Exploration expense decreased $1.5 million, or 77%, during the third quarter of 2001 as compared to the same period of 2000, principally due to decreased expenditures in Mexico ($0.9 million), at La Camorra ($0.3 million) and at the Rosebud mine ($0.2 million).

     Interest expense decreased $1.4 million in the third quarter of 2001 as compared to the same period in 2000. The $1.4 million decrease was the result of the repayment of the $55.0 term loan facility in March 2001 and decreased loan fees during 2001 as compared to the 2000 period.

     Hecla's provision for closed operations and environmental matters decreased $0.3 million, from $0.5 million in the third quarter of 2000 to $0.2 million in the 2001 period. The decrease resulted principally from decreased costs during 2001 associated with the Grouse Creek property.

     Hecla recorded a loss from discontinued operations of approximately $0.4 million in the third quarter of 2001 compared to income of approximately $1.7 million, or $0.03 per common share, in the same period in 2000. This decrease is principally due to the sale of the K-T Group in March 2001.

     Cash operating, total cash and total production cost per gold ounce decreased from $192, $195 and $239 for the third quarter of 2000 to $128, $128 and $190 for the third quarter of 2001, respectively. The decreases in cost per gold ounce were primarily attributable to increased productivity and higher average gold ore grade at the La Camorra mine, as well as completion of mining activity in the third quarter of 2000 at the Rosebud mine.

     Cash operating, total cash and total production cost per silver ounce decreased from $4.23, $4.25 and $5.79 in the third quarter of 2000 to $3.93, $3.95 and $5.60 in the third quarter of 2001, respectively. The decreases in the cost per silver ounce

                      Hecla Mining Company and Subsidiaries

are due primarily to the low-cost San Sebastian mine, due to high gold by-product credits, which commenced operations in May 2001. The full cost per ounce was also positively impacted by decreased per ounce depreciation at the Lucky Friday mine due to the write-down of the majority of property, plant and equipment in the fourth quarter of 2000.

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

     At September 30, 2001, assets totaled approximately $160 million and shareholders' equity totaled approximately $61 million. Cash and cash equivalents increased by $6.4 million to $7.8 million at September 30, 2001 from $1.4 million at December 31, 2000.

     Hecla's investing activities provided $44.6 million of cash during the first nine months of 2001. The most significant source of cash was from the sale of the K-T Group ($59.8 million), partly offset by additions to properties, plants and equipment totaling $15.9 million, principally at the San Sebastian mine to acquire the Velardena mill ($7.4 million), at the La Camorra mine ($4.2 million) and at the Greens Creek mine ($4.2 million).

     Operating activities provided approximately $5.4 million of cash during the first nine months of 2001. Significant sources of cash included cash provided by La Camorra, increased accounts payable and accrued expenses ($1.8 million) and increased accrued payroll and related benefits ($0.8 million). Significant uses of cash included cash required for reclamation activities and other noncurrent liabilities ($5.3 million) and other current and noncurrent assets ($1.6 million). Principal noncash charges

                      Hecla Mining Company and Subsidiaries

included charges for depreciation, depletion and amortization of $15.1 million, partly offset by a $12.7 million gain on the sale of the K-T Group.

     During the first nine months of 2001, approximately $43.6 million of cash was used by financing activities. The major use of cash was repayment of debt of $61.8 million, including the Company's $55.0 million term loan facility. This use was partly offset by borrowings of $12.3 million, including $7.4 million at Minera Hecla to finance the Velardena mill purchase. In addition, the Company received net proceeds of approximately $5.5 million in a private placement of 5.7 million common shares to the Company's pension plans.

     At September 30, 2001, Hecla's wholly owned subsidiary, HRIL, had $8.1 million outstanding under a credit agreement utilized to finance the acquisition of the La Camorra gold mine in Venezuela. At September 30, 2001, HRIL was in compliance with restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. At September 30, 2001, $5.0 million of the project financing debt was classified as long-term debt, with the remaining $3.1 million classified as current portion of long-term debt.

     On April 16, 2001, Hecla entered into a new $1.5 million revolving bank agreement due on June 16, 2001. On June 15, 2001, the Company amended the note to allow borrowings up to $1.0 million and extended the repayment date until November 1, 2001. On October 31, 2001, the Company amended the note to allow borrowings up to $3.0 million and extended the repayment date until April 30, 2002. Amounts available under the bank agreement are available for general corporate purposes. As collateral for the loan, Hecla pledged its corporate office building and related property located in Coeur d'Alene, Idaho. The interest rate is 7%.

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

     On May 7, 2001, Minera Hecla entered into a $700,000 short-term loan to finance the working capital of the San Sebastian project. The loan requires monthly interest payments with a final principal payment due on December 7, 2001. The loan is nonrecourse to Hecla and is unsecured.

                      Hecla Mining Company and Subsidiaries

     On April 26, 2001, Hecla entered into a factoring agreement, whereas Hecla, without recourse, will sell all of its right, title and interest in certain smelter accounts receivable from the Lucky Friday mine, less estimated finance charges, up to a maximum of $2.0 million. Factored accounts receivable at September 30, 2001, were $1.1 million.

     On June 27, 2001, Hecla entered into a factoring agreement, whereas Hecla may sell qualified accounts receivable, without recourse except as specifically provided, certain receivables from MWCA - Colorado Aggregate Division, less estimated finance charges. The amount of borrowings allowable under the agreement at any time is a function of the amount of the then outstanding eligible trade accounts receivable. Factored accounts receivable at September 30, 2001, were $0.7 million.

     On August 28, 2001, Hecla issued 5,749,883 shares of its common stock in a private placement transaction for the benefit of the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan for approximately $5.5 million. Proceeds available from the private placement are available for general corporate purposes.

     On July 18, 2001, Hecla announced that operations at its Lucky Friday silver mine will be reduced, effective October 2001, due to continued low silver and lead prices. Employment at the mine will decrease from approximately 189 people to approximately 53 employees by November 2001. Production is anticipated to total approximately 3.3 million ounces of silver in 2001, and will be further reduced to approximately 1.0 million ounces in 2002. The reduced production level will allow the mine to remain ready to increase production if and when silver and lead prices increase. Primary development at the mine will be suspended and mining will take place in currently developed areas. Starting in November, production is anticipated to be approximately 7,000 tons per month, which will yield approximately 100,000 ounces of silver production per month. It is estimated that the currently developed resource can sustain the lower production levels up to 24 months. Reduced operations will continue until prices recover as long as the cost of operating is less than the cost of care and maintenance.

     Hecla currently estimates that capital expenditures for the remainder of 2001 will be in the range of $2.0 to $3.0 million, principally for expenditures at the Greens Creek and La Camorra mines. Expenditures for environmental remediation and reclamation for the remainder of 2001 are estimated in the range of $2.0 to $3.0 million, principally for activities at the Grouse Creek property and the Bunker Hill Superfund site. Hecla also estimates that exploration expenditures for the remainder of 2001 will be in the range of $0.3 to $0.6 million for expenditures at

                      Hecla Mining Company and Subsidiaries

the San Sebastian project in Mexico and at the Greens Creek and La Camorra mines. These expenditures will be dependent upon Hecla's ability to generate sufficient operating cash flows, proceeds from potential debt financings, proceeds generated from the potential sale of assets and possible offerings of equity and/or debt securities. There can be no assurance that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

     Reserves for closure costs, reclamation and environmental matters totaled $53.9 million at September 30, 2001. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     In August 2001, Hecla announced it had reached an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to historic mining practices in the Coeur d'Alene Basin in northern Idaho. The settlement, if, and when finalized, would release the Company from further liability to the governments for its historic mining practices in the Coeur d'Alene Basin and cap the majority of cleanup-related expenditures Hecla is responsible for annually at the Bunker Hill Superfund Site, the Grouse Creek mine and Stibnite site in central Idaho over a 10-year period. The Agreement limits these payments and/or cleanup obligations in the Coeur d'Alene Basin, the Bunker Hill Superfund Site, Grouse Creek and Stibnite to a fixed annual cap of $5 million for each of the first two years of the Agreement and $6 million for each of the next eight years. Hecla is committed to work and/or payments of $4 million annually for the following 20 years. Over the past three-and-one-half years, Hecla's environmental expenditures at those four sites have averaged more than $9 million per year. The settlement will reduce Hecla's annual environmental costs to an amount that is more manageable for the Company. As of September 30, 2001, the Company has accrued $45.2 million related to the properties covered by the Agreement in Principle. It is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

                      Hecla Mining Company and Subsidiaries

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors, and have voting rights related to certain amendments to Hecla's Articles of Incorporation. As of October 31, 2001, Hecla has not declared and paid the equivalent of five quarterly dividends. If the dividend payment for January 2002 is not made, the holders of Preferred Shares, voting as a class, shall be entitled to elect two directors at Hecla's next annual shareholders meeting. Reduction or elimination of the Preferred Shares would reduce or eliminate the impact from Preferred Share dividends on the Company's income statement. Hecla has considered several options with regard to the Preferred Stock, including private and public exchange offers for the Preferred Shares and merger transactions, where the Preferred Stock could be converted into Hecla Common Stock, cash and/or other securities. Certain options would not require approval by holders of Preferred Stock.

     Hecla brought suit in January 2001 against Zemex Corporation of Toronto, Canada, under its guarantee for its subsidiary Zemex U.S. Corporation's failure to close on the sale of K-T Clay and K-T Mexico. Hecla had announced the agreed upon sale in November 2000 for $68.0 million and is seeking damages incurred by Zemex U.S. Corporation's failure to purchase K-T Clay and K-T Mexico as agreed. The litigation is proceeding through discovery.

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

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of September 30, 2001, Hecla has issued $62.2 million of Hecla's

                      Hecla Mining Company and Subsidiaries

common shares and warrants under the Registration Statement. Due to the current market capitalization of Hecla and the nonpayment by the Company of certain dividends on its Series B Convertible Preferred Stock, there can be no assurance as to the availability of this Registration Statement.

     As of September 30, 2001, Hecla's unrestricted cash balance totaled $7.8 million. Maintaining this cash position in the current low precious metals price environment will require further reductions in spending and implementing one or more financing alternatives. Hecla is currently evaluating a number of alternatives including additional debt financing, asset sales and hedging.
Hecla currently anticipates completing one or more financing alternatives during 2001. Proceeds from possible financings will be available for general corporate purposes. Hecla also continues to pursue the sale of the remaining assets of CAC. There can be no assurance that Hecla will be successful in obtaining additional financing or in completing a sales transaction for the remaining assets of CAC.

     Based upon Hecla's estimate of metals prices and metals production for 2001, Hecla currently believes that its existing cash and cash equivalents, operating cash flows and proceeds from possible financings will be adequate to fund anticipated minimum capital expenditures, idle property expenditures and exploration expenditures in 2001. Cash flows from operations, however, could be significantly impacted if the market price of gold, silver, zinc and lead fluctuate. In the event that cash balances decline to a level that cannot support the operations of the Company, management will defer certain planned capital and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

     Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Hecla currently has in place such financial assurances in the form of surety bonds from four bonding companies. One of the bonding companies, Amwest Surety Insurance Company, has provided $4.8 million of bonds secured with $1.7 million of cash collateral for certain reclamation requirements at Grouse Creek and Republic properties. Amwest is in liquidation under Nebraska law and new financial assurances might be required. There can be no guarantee that Hecla will be able to maintain and/or put in place the necessary replacement financial assurances or any additional financial assurances that may be required.

     For information on hedged positions and derivative instruments, see Item 3 "Quantitative and Qualitative Disclosure About Market Risk."

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

                      Hecla Mining Company and Subsidiaries


Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties, as well as summarize the financial instruments and derivative instruments held by Hecla at September 30, 2001, which are sensitive to changes in interest rates and commodity prices. Actual results could differ materially from those projected in the forward-looking statements. Hecla believes that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 2000 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At September 30, 2001, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at September 30, 2001, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                 (in thousands)

                           2001       2002       2003       2004     Thereafter    Total      Value
                         --------   --------   --------   --------   ----------   --------   --------

Subordinated debt        $    - -   $    - -   $  2,000   $  1,000    $    - -    $  3,000   $  3,000

Average interest rate       6.51%      7.02%      8.57%      9.23%

Project financing debt   $  1,625   $  3,000   $  3,000   $    500    $    - -    $  8,125   $  8,125

Average interest rate       5.01%      5.52%      7.07%      7.73%         - -

Project financing debt   $    286   $  1,243   $  2,283   $    837    $  2,327    $  6,976   $  6,976

Average interest rate       13.0%      13.0%      13.0%      13.0%       13.0%

Revolving bank debt      $    - -   $  1,000   $    - -   $    - -    $    - -    $  1,000   $  1,000

Average interest rate         - -         7%        - -        - -         - -

                      Hecla Mining Company and Subsidiaries

Commodity-Price Risk Management

     Hecla uses commodity forward sales commitments, commodity swap contracts, and commodity put and call option contracts to manage its exposure to fluctuation in the prices of certain metals which it produces. Contract positions are designed to ensure that Hecla will receive a defined minimum price for certain quantities of its production. Hecla uses these instruments to reduce risk by offsetting market exposures. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments currently held by Hecla are not leveraged and are held for purposes other than trading. Hecla intends to physically deliver metal in accordance with the terms of certain of the forward sales contracts. As such, Hecla has elected to designate these contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Certain other forward contracts where delivery is not certain have been designated as cash flow hedges, and the changes in fair value of these cash flow hedges are recorded in other comprehensive income until the contract is closed out.

     The following table provides information about Hecla's forward sales contracts at September 30, 2001. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between October 30, 2001, and December 31, 2004.


                             Expected   Expected  Expected  Expected  Estimated
                             Maturity   Maturity  Maturity  Maturity     Fair
                               2001       2002      2003      2004      Value
                             --------   --------  --------  --------  ---------

Forward contracts:
Gold sales (ounces)            35,448     70,428    59,802    48,928
Future price (per ounce)     $    290   $    289  $    288  $    288
Contract amount (in $000's)  $ 10,276   $ 20,359  $ 17,238  $ 14,103  $ (2,297)

     In addition to the above contracts, Hecla has a quarterly gold lease rate swap at a fixed rate of 1.5% on 184,606 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, commencing June 30, 2000, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the gold lease rate swap at September 28, 2001 was $298,741.

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

                      Hecla Mining Company and Subsidiaries


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12 - Fixed Charge Coverage Ratio Calculation


     (b)  Reports on Form 8-K

               Form 8-K dated August 20, 2001, related to the Agreement in Principle between Hecla Mining Company and the United States and State of Idaho to settle governments' claims for natural resource damages and cleanup costs related to historic mining practices in the Coeur d'Alene Basin in northern Idaho.

               Form 8-K dated August 28, 2001, related to Hecla Mining Company closing a private placement transaction of its Common Stock to Copper Mountain Trust for a total consideration of $5,462,388.85.

               Form 8-K dated October 12, 2001, reporting the change in Hecla Mining Company's independent public accountants to BDO Seidman LLP from PricewaterhouseCoopers LLP.

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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date: November 9, 2001    By   /s/ Arthur Brown
                            -------------------------------------
                              Arthur Brown, Chairman, President
                              and Chief Executive Officer



Date: November 9, 2001    By    /s/ Lewis E. Walde
                            -------------------------------------
                              Lewis E. Walde, Vice President - Controller
                              (Chief Accounting Officer)

                                  Exhibit Index


Exhibit
  No.     Description
-------   -----------



12        Fixed Charge Coverage Ratio Calculation