Form 10KT405
period 2001-12-31
HECLA MINING CO/DE/
filed 2002-03-15
CIK 719413

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File No.            1-8491

                      HECLA MINING COMPANY

     (Exact name of registrant as specified in its charter)

            Delaware                                         82-0126240
-------------------------------                      --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)
    6500 Mineral Drive
      Coeur d'Alene, Idaho                                  83815-8788
-------------------------------                      --------------------------

(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           208-769-4100
                                                     --------------------------


Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                        Name of each exchange on
------------------------------------------        which each class is registered
Common Stock, par value $0.25 per share   )       ------------------------------
Preferred Share Purchase Rights for       )
Series B Cumulative Convertible Preferred )          New York Stock Exchange
Stock, par value $0.25 per share          )       ------------------------------
------------------------------------------


     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.   Yes  XX .     No     .
               ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Registrant's voting Common
Stock held by nonaffiliates was $108,646,418 as of February 28, 2002. There were 74,163,408 shares of the Registrant's Common
Stock outstanding as of February 28, 2002.

Documents incorporated by reference herein:

     To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2001 fiscal year is incorporated herein by reference. See Part III.

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

     Statements made which are not historical facts, such as anticipated production, potential asset sales, costs or sales performance, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated or implied. These risks and uncertainties include, but are not limited to, metals prices and price volatility, volatility of metals production, costs of production, the proposed sale of the remaining assets of the Colorado Aggregate division of MWCA a wholly owned subsidiary of Hecla, the sale of the Company's corporate office building, remediation, reclamation, and environmental costs, regulatory matters, cash flow, revenue calculations, the nature and availability of financing, and project development risks. (See Investment Considerations). Hecla does not undertake to update any forward-looking statements.

     Hecla's principal producing metals properties in 2001 included the Lucky Friday silver mine, located near Mullan, Idaho, the Greens Creek silver mine, located near Juneau, Alaska, a large polymetallic mine in which Hecla owns a 29.73% interest; the La Camorra gold mine, located in the State of Bolivar, Venezuela, and the San Sebastian silver mine, located in the State of Durango, Mexico, where operations commenced in May 2001. In 2001, Hecla's attributable gold and silver production was approximately 195,000 ounces and 7.4 million ounces, respectively.




1   For definitions of certain mining terms used in this
description, see "Glossary of Certain Mining Terms" at the end of
Item 1, of this Form 10-K, page 29.

     The following table presents certain information regarding
Hecla's metal mining properties, including the relative percentage each contributed to Hecla's 2001 sales:

Name of             Date       Ownership   Percentage of
Property          Acquired     Interest     2001 Sales
-----------       --------     ---------   -------------

La Camorra          1999        100.0%        48.6%
Lucky Friday(1)     1958        100.0%        18.4%
Greens Creek        1988        29.73%        23.9%
San Sebastian       1999        100.0%         9.1%
________________________

(1) In July 2001, Hecla announced that operations at the Lucky Friday mine would be reduced due to low silver and lead prices. Commencing in the fourth quarter of 2001, production at the mine was reduced to approximately 30% of full production. It is estimated the currently developed areas of the mine can sustain the lower production levels up to 24 months.

     In 2001, Hecla's industrial minerals segment consisted of Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V. (collectively the K-T Group) and MWCA, Inc. - Colorado Aggregate division (CAC). On March 27, 2001, Hecla completed a sale of the K-T Group and certain other minor inactive industrial minerals companies for $62.5 million, transferring all of its interest in each of the companies subject to the agreement. On March 4, 2002, Hecla completed a sale of the pet operations of CAC for approximately $1.5 million in cash. Hecla continues to pursue the sale of the remaining assets of the industrial minerals segment and has a signed letter of intent to sell the briquette operations of CAC. Based upon Hecla's Board of Directors' decision in November 2000 to sell the remaining industrial mineral assets including the K-T Group, the industrial minerals segment was recorded as a discontinued operation as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001.

     For the year ended December 31, 2001, Hecla reported net income of approximately $2.3 million (before undeclared preferred stock dividends of $8.1 million), or $0.03 per share of common stock, compared to a net loss of approximately $84.0 million (before preferred stock dividends of $8.1 million, including $4.0 million in undeclared dividends), or $1.26 per share of common stock, for the year ended December 31, 2000. The 2001 net income was due to a variety of factors, the most significant of which were the sale of the K-T Group for a gain of $12.7 million and gross profit from continuing operations of $4.7 million.

     Hecla's strategy is to focus its efforts and resources on expanding its gold and silver reserves through exploration efforts, primarily on properties currently owned. Hecla's exploration plan for 2002 consists of exploring for additional reserves at, or in the vicinity of, its San Sebastian mine in Mexico, the La Camorra mine in Venezuela and the Greens Creek mine in Alaska.

     Hecla's revenues and profitability are strongly influenced by global prices of silver, gold, lead and zinc. Metals prices fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors on Hecla cannot be accurately predicted.

     Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each class of product is reflected in the following table:

                                         Years
                             -------------------------------
     Product                  2001        2000         1999
     ---------------------   ------      ------       ------
     Gold                    57.5%       44.7%        35.2%
     Silver, lead and zinc   42.5%       55.3%        64.8%

     For information with respect to export sales, refer to Notes
2 and 11 of Notes to Consolidated Financial Statements forming part of Hecla's audited Consolidated Financial Statements for the year ended December 31, 2001.

     The table below summarizes Hecla's production and average cash operating cost, average total cash cost and average total production cost per ounce for gold and silver, as well as average metals prices for each period indicated:

                                                           Years
                                            -------------------------------------
                                              2001          2000          1999
                                            ---------     ---------     ---------
Gold (ounces)(1)                              194,742       146,038       110,110
Silver (ounces)(2)                          7,434,290     7,998,677     7,617,362
Lead (tons)(2)                                 28,378        39,430        35,195
Zinc (tons)(2)                                 23,664        25,054        23,299

Average cost per ounce of gold produced:

Cash operating cost                       $       133   $       208   $       195
Total cash cost                           $       133   $       211   $       205
Total production cost                     $       200   $       275   $       298

Average cost per ounce of silver produced:

Cash operating cost(3)                    $      3.55   $      4.02   $      3.72
Total cash cost(3)                        $      3.57   $      4.02   $      3.72
Total production cost(3)                  $      5.09   $      5.49   $      5.25






Industrial minerals
(tons shipped)(4)                             260,716     1,268,579     1,192,281

Average metals prices:

Gold - Realized ($/oz.)                   $       280   $       284   $       286
Gold - London Final ($/oz.)               $       272   $       279   $       279
Silver - Handy & Harman ($/oz.)           $      4.36   $      5.00   $      5.25
Lead - LME Cash ($/pound)                 $     0.216   $     0.206   $     0.228
Zinc - LME Cash ($/pound)                 $     0.402   $     0.512   $     0.488

   (1) The increase in gold production from 2000 to 2001 was principally due to increased production at the La Camorra mine of 59,455 ounces, due to an average higher gold grade and an 18% increase in tons processed during 2001, and production at the San Sebastian mine, due to the commencement of operations in May 2001. These increases were partly offset by decreased production of 23,926 ounces at the Rosebud mine, due to completion of operations during the third quarter 2000. The increase in gold production from 1999 to 2000 was principally due to increased production at the La Camorra mine of 75,508 ounces due to operating a full year in 2000 as compared to three months in 1999. This increase was partly offset by decreased production of 32,403 ounces at the Rosebud mine, where mining operations were completed in August 2000, and at the La Choya mine, where mining activities were completed in December 1998 and gold production was essentially completed in 1999.

   (2) The decrease in silver, lead and zinc production from 2000 to 2001 was principally due to decreased tons mined at Lucky Friday, resulting from the curtailment of operations during 2001, partly offset by an increase in tons mined at the Greens Creek mine and at the San Sebastian mine, where operations commenced in May 2001. The increase in silver, lead and zinc production from 1999 to 2000 was principally due to increased tons mined and increased silver grade from the Lucky Friday expansion area in 2000.

   (3) During the fourth quarter of 2001, approximately $0.4 million of costs at the Lucky Friday mine were classified as care-and-maintenance costs and included in the determination of the cost per ounce at Lucky Friday. Excluding the $0.4 million in costs, the cash operating, total cash and total production costs per ounce total $3.49, $3.52 and $5.04, respectively, for 2001.

   (4) The decrease in the industrial minerals tons from 2000 to 2001 is principally due to the sale of the K-T Group on March 27, 2001.

Silver Properties

Lucky Friday Mine - Idaho

     The Lucky Friday mine, a deep underground silver and lead mine, located in northern Idaho and 100% owned by Hecla, has been a producing mine for Hecla since 1958.

     The principal ore-bearing structure at the Lucky Friday mine through 1997 was the Lucky Friday Vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The orebody is located in the Revett Formation which is known to provide excellent host rocks for a number of orebodies in the Coeur d'Alene District. The Lucky Friday Vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday Vein. The major part of the orebody has extended from the 1200-foot level to and below the 6020-foot level.

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

     Hecla controls the Gold Hunter property under a long-term operating agreement which entitles Hecla, as operator, to a 79.08% interest in the net profits from operations from the Gold Hunter properties. Hecla will be obligated to pay a royalty after it has recouped its costs to explore and develop the properties. As of December 31, 2001, unrecouped costs totaled approximately $31.3 million.

     The principal mining method at the Lucky Friday mine is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

     The ore produced from the mine is processed in a 1,100-ton-per-day conventional flotation mill. In 2001, ore was processed at a rate of approximately 855 tons per day at the Lucky Friday mine site. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2001, approximately 94% of the silver, 92% of the lead and 45% of the zinc were economically recovered.

     In the fourth quarter of 2000, due to continuing low silver and lead prices, the Company's management and Board of Directors deferred the decision to approve additional capital expenditures, which are needed to develop the next area of the mine, and recorded an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday mine plant, property and equipment. In 2001, due to low metals prices, the Company made the decision to reduce the level of mining activity at the Lucky Friday mine to approximately 30% of full production. It is estimated that the currently developed area of the mine can sustain the lower production levels for up to 24 months. It is currently anticipated that reduced operations will continue until prices recover as long as the cost of operating is less than putting the property on care and maintenance.

     Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. There were no final reclamation activities performed in 2001.

     Historically, the Lucky Friday silver-lead concentrate has been shipped primarily to the ASARCO, Inc., smelter in East Helena, Montana. With the increased production starting in 1998 from the Gold Hunter orebody, the silver-lead concentrates have been shipped to several different smelters in Canada, the United States, Mexico and Europe. On February 2, 2001, ASARCO's East Helena smelter informed Lucky Friday it was closing down and that ASARCO would no longer accept shipments. Lucky Friday concentrate that was scheduled for East Helena was diverted to the remaining three smelters with no adverse impact to the Lucky Friday operation. In 2002, it is anticipated that the Lucky Friday silver-lead concentrate production will be shipped to Cominco's smelter in Trail, British Columbia, Canada.

     The Lucky Friday zinc concentrates are shipped to Cominco's smelter in Trail, British Columbia, Canada.

     Information with respect to the Lucky Friday mine's production, average cost per ounce of silver produced and Proven and Probable ore reserves for the past three years is set forth in the table below:

                                          Years
                           -----------------------------------
Production                   2001         2000         1999
------------------------   ---------   ---------    ----------

Ore milled (tons)            239,330      321,719       309,953
Silver (ounces)            3,224,373    5,011,507     4,441,250
Gold (ounces)                    415          537           655
Lead (tons)                   20,984       31,946        27,613
Zinc (tons)                    2,789        3,107         2,926

Average Cost per Ounce
of Silver Produced
------------------------

Cash operating costs(1)      $  5.27      $  5.02      $   4.90
Total cash costs(1)          $  5.27      $  5.02      $   4.90
Total production costs(1)    $  6.05      $  5.83      $   5.85

Proven and Probable
Ore Reserves(2,3,4)         12/31/01    12/31/00     12/31/99
-----------------------    ---------    ---------    ----------

Total tons                 1,205,180    1,322,270     1,669,450
Silver (ounces per ton)         14.2         16.7          15.1
Lead (percent)                   9.4         10.7           9.6
Zinc (percent)                   1.6          1.4           1.6
Contained silver (ounces) 17,092,128   22,089,451    25,179,141
Contained lead (tons)        112,881      141,380       160,693
Contained zinc (tons)         19,410       18,546        26,895

--------------------------

(1) During the fourth quarter of 2001, approximately $0.4 million of costs were classified as care-and-maintenance costs and included in the determination of the cost per ounce at Lucky Friday. Excluding the $0.4 million in costs, the cash operating, total cash and total production costs per ounce total $5.14, $5.14 and $5.92, respectively, for 2001.

(2) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

(3) Reserves are in-place material that incorporate estimates of waste dilution and expected mining recovery. Mill recoveries are expected to be 93% for silver, 90% for lead and 45% for zinc for the in-place reserves stated above.

(4) Hecla's Lucky Friday mine ore reserves of silver and lead decreased in 2001 compared to 2000 due to several factors:
     a) removal of ore by mining during 2001; b) reassessment of metal grades and content in the veins; and c) decrease in forecasted metals prices. Zinc grade and metal content increased in 2001 compared to 2000 due to modifications in the mine plan. Ore reserve grades increased and tonnage decreased in 2000 compared to 1999 due to a 4.38% increase in cash cutoff grade in 2000, and due to an assessment of results from diamond drilling performed in 2000.

     The net book value of the Lucky Friday mine property and its associated plant and equipment was approximately $1.9 million as of December 31, 2001. At December 31, 2001, there were 68 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 1, 2002. Avista Corporation supplies electrical power to the Lucky Friday mine.

Greens Creek Mine - Admiralty Island, Alaska

     At December 31, 2001, Hecla held a 29.73% interest in the
Greens Creek mine, located on Admiralty Island, near Juneau,
Alaska, through a joint-venture arrangement with Kennecott Greens
Creek Mining Company (KGCMC), the manager of the mine, and

Kennecott Juneau Mining Company (KJMC), both wholly owned subsidiaries of Kennecott Corporation. The Greens Creek mine is a polymetallic deposit containing silver, zinc, gold and lead.

     Greens Creek lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims and one patented millsite claim, in addition to property leased from the U.S. Forest Service. Greens Creek also has title to mineral rights on 7,500 acres of federal land adjacent to the mine properties. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.

     Currently, Greens Creek is mining approximately 2,000 tons per day underground from the 200 South, the Southwest and West ore zones. Ore from the underground trackless mine is milled at the mine site. The mill produces gold/silver dore and lead, zinc and bulk concentrates. The dore is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

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

     As of December 31, 2001, there were 269 employees at the Greens Creek mine. The employees at the Greens Creek mine are not represented by a bargaining agent. At December 31, 2001, Hecla's interest in the net book value of the Greens Creek mine property and its associated plant and equipment was $61.6 million.

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

     Kennecott Greens Creek Mining Company's geology and engineering staff computes the estimated ore reserves for the Greens Creek mine with technical support from Kennecott

Corporation. Hecla reviews geologic interpretation and reserve methodology, but the reserve compilation is not independently confirmed by Hecla in its entirety. Information with respect to Hecla's 29.73% share of production, average cost per ounce of silver produced and Proven and Probable ore reserves is set forth in the following table.

                             Years (reflects 29.73% interest)
                            --------------------------------------
Production                     2001          2000          1999
----------------------      ----------    ----------    ----------

Ore milled (tons)              195,646       184,178       171,946
Silver (ounces)              3,259,915     2,754,067     3,050,849
Gold (ounces)                   26,041        24,882        23,802
Zinc (tons)                     20,875        21,947        20,373
Lead (tons)                      7,394         7,484         7,582

Average Cost per Ounce
of Silver Produced
-----------------------

Cash operating costs          $   2.41      $   2.20      $   1.99
Total cash costs              $   2.41      $   2.20      $   1.99
Total production costs        $   4.79      $   4.87      $   4.37

Proven and Probable
Ore Reserves(1,2,3,4)        12/31/01      12/31/00      12/31/99
-----------------------     ----------    ----------    ----------

Total tons                   2,256,663     2,977,198     2,977,960
Silver (ounces per ton)           16.7          15.7          16.2
Gold (ounces per ton)             0.13          0.13          0.14
Zinc (percent)                    11.6          11.9          11.9
Lead (percent)                     4.6           4.4           4.5
Contained silver (ounces)   37,627,765    46,663,068    48,324,528
Contained gold (ounces)        299,456       396,891       403,552
Contained zinc (tons)          262,455       353,698       354,657
Contained lead (tons)          103,220       131,515       133,194

----------------------

(1) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

(2) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Payable recoveries of ore reserve grades by smelters and refiners are expected to be 66% for silver, 57% for gold, 67% for zinc and 62% for lead.

(3) The changes in reserves in 2001 versus 2000 were due to production, downward revisions of reserves due to lower assumed metals prices and reassessment of reserves based on new drilling and a new mine plan for the Central West orebody.

(4) The changes in reserves in 2000 versus 1999 were due to production and a property-wide reassessment of the ore zones. KGCMC made new estimates of reserves based on drill programs for the West and Southwest ore zones. All ore reserves were retabulated based on a new net smelter return model. The decrease in silver ounces in 2000 versus 1999 is primarily attributable to a downward revision in estimated silver grade in the Southwest zone.

San Sebastian Mine - Durango, Mexico

     The San Sebastian mine is located in the State of Durango, Mexico, and 100% owned by Hecla through a Mexican subsidiary, Minera Hecla S.A. de C.V. The mine is 56 miles northeast of the city of Durango on concessions acquired through Hecla's acquisition of Monarch Resources Investments Limited in 1999. The processing plant is located near Velardena, Durango, Mexico, and was acquired in April 2001. Concession holdings cover approximately 160 square miles including the mine site and multiple outlying active exploration areas.

     Ore production during 2001 has consisted of surface mining and bulk sampling from four vein systems and underground mine development of the Francine vein. Underground development started in May 2001, and surface mining ceased during the fourth quarter of 2001. Limited underground ore production from development started in September and increased gradually as stopes were developed during the remainder of 2001. Underground mining production is expected to ramp up to full production (approximately 450 short tons per day) during the second quarter of 2002. The current mine plan for the Francine vein produces ore through the first half of 2004. Exploration is active on nearby vein systems to expand ore reserves. There are also downdip exploration targets beneath the current mine plan on the Francine vein.

     San Sebastian is a high-grade silver mine with significant gold credits. Several low-sulfidation epithermal veins exist within the San Sebastian Valley and in the mine area. Known veins include the Francine vein, Profesor vein, Middle vein and North vein systems. These veins are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation.

     The Francine vein strikes NW and dips SW and is located on the southwestern limb of a doubly plunging anticline. The Francine vein ranges in true thickness from more than 4.0 meters to less than 0.5 meters and consists of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. The vein is oxidized to a depth of approximately 100 vertical meters and the wall rocks contain an alteration halo of less than 2 meters next to the vein. Mineralization within the oxidized portion of the vein contains limonite, hematite, silver halides and various copper carbonates. Higher-grade gold and silver mineralization is associated with disseminated hematite and limonite after pyrite and chalcopyrite, copper carbonates including malachite and azurite and hydrous copper silicates including chrysocolla. Native gold occurs associated with hematite and limonite. Mineralization in the sulfide portion of the Francine vein contains pyrite, chalcopyrite, sphalerite, galena, native silver, argentite and trace amounts of aguilarite.

     In 2001, a core-drilling program was initiated to provide better definition for mining the Francine vein. A second phase of definition drilling is planned for 2002.

     Mining is currently performed by a mining contractor.
Access to the underground workings is through a decline excavated at a -15% grade. Ore is mined by cut-and-fill stoping. Ore is extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Subeconomic material is used to backfill and stabilize mined-out stopes. Electric power is purchased from Comision Federal de Electridad (federal electric company). Water is supplied from mine dewatering or hauled from a local reservoir.

     Ore is hauled in trucks by a contractor approximately 70 miles to the processing plant.

     The process plant is a conventional leach / counter-current decantation / Merrill Crowe precipitation circuit. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is then clarified, deaerated and zinc dust added to precipitate silver and gold which is recovered in plate and frame filters. Precipitate is dried and then shipped to a third-party refiner.

     The plant was constructed in 1994 and is capable of processing approximately 500 short tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory and various offices. Electric power is purchased from Comision Federal de Electridad (federal electric company).

     At December 31, 2001, the net book value of the San
Sebastian mine property and its associated plant and equipment was $9.1 million.

     Minera Hecla operates the San Sebastian mine under valid permits. The application for extension of the processing plant operating permit that expired in October 2001 was made in a timely manner and is in process. No problems are anticipated with this permit renewal. During 2001, reclamation and closure accruals of $63,000 were made.

     At December 31, 2001, there were 95 hourly and 36 salaried employees. The National Mine and Mill Workers Union represents process plant hourly workers. Under the labor law, wage adjustments are negotiated annually and other contract terms every two years. The contract is due for renegotiation of wage and other terms in July 2002.

     Information with respect to the San Sebastian mine's production, average cost per ounce of silver produced and Proven and Probable ore reserves are set forth in the table below:

                                    Year
                                  ---------
     Production                     2001
     ----------------------       ---------

     Ore milled (tons)               69,779
     Silver (ounces)                950,002
     Gold (ounces)                   15,983

     Average Cost per Ounce
     of Silver Produced
     -----------------------

     Cash operating costs          $   1.64
     Total cash costs              $   1.81
     Total production costs        $   2.89

     Proven and Probable
     Ore Reserves(1,2)            12/31/01
     ------------------------     ---------

     Total tons                     304,222
     Silver (ounces per ton)          28.20
     Gold (ounces per ton)             0.30
     Contained silver (ounces)    8,579,060
     Contained gold (ounces)         91,267

     ---------------------------

     (1) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

     (2) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Payable recoveries of ore reserve grades by smelters and refiners are expected to be 97% for silver and 98.5% for gold.

Gold Properties

La Camorra Mine - Bolivar, Venezuela

     The La Camorra mine is located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. It is 100% owned by Hecla through a Venezuelan subsidiary, Minera Hecla Venezolana, C.A., and has been a producing mine for Hecla since October 1999. Hecla acquired the La Camorra mine in June 1999 with the acquisition of Monarch Resources Investments Limited (Monarch).

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

     In 1998, a core drilling program was initiated by Monarch to test the depth extension of the ore zones below the -400-meter level. Hecla believes the results of that program confirm that ore-grade mineralization extends to depths below the levels to which the current mine reserves have been delineated.

     In addition, Hecla controls nine other exploration concessions near the La Camorra mine encompassing 8,000 hectares.

     Access to the underground workings is through a decline excavated at a -15% grade. Ore is mined primarily by longhole stoping, with cut-and-fill stoping used in some areas. Ore is extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks. Subeconomic material is used to backfill and stabilize mined-out stopes. The mine is currently producing approximately 450-500 tons of ore per day.

     The process plant uses a conventional carbon-in-leach process. The ore is crushed in a modular two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double deck vibrating screen. The grinding circuit includes a primary and a secondary ball mill. The ground ore is mixed with a cyanide solution and clarified, followed by countercurrent carbon-in-leach gold adsorption. The carbon is then stripped and the gold recovered and poured into gold bars for shipment to a refiner. Plant recovery averages over 95%.

     The plant was constructed in 1994 and is capable of processing approximately 500 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. The Company also shares a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state-owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2001, the net book value of the La Camorra mine property and its associated plant and equipment was $25.7 million.

     Hecla's reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include regrading and revegetation of disturbed areas. A reclamation and closure accrual of $0.9 million had been established as of December 31, 2001.

     At December 31, 2001, there were 339 hourly and 51 salaried employees. Most hourly workers are represented by the Mine
Workers union.  The present contract will expire in March 2004.

     Information with respect to the La Camorra mine's production, average costs per ounce of gold produced and Proven and Probable ore reserves is set forth in the table below:

                                                   Year
                                  --------------------------------------
          Production                 2001          2000           1999
     -----------------            ----------    ----------    ----------

     Ore processed (tons)(1)        163,139       138,216        39,048
     Gold (ounces)(1)               152,303        92,848        17,340

     Average Cost per Ounce
     of Gold Produced
     ----------------------

     Cash operating costs           $   133       $   188       $   208
     Total cash costs               $   133       $   188       $   208
     Total production costs         $   200       $   246       $   260


     Proven and Probable
     Ore Reserves(2,3,4)           12/31/01      12/31/00      12/31/99
     -----------------            ----------    ----------    ----------

     Total tons                     482,238       591,464       577,003
     Gold(ounces per ton)             0.867         0.634         0.544
     Contained gold (ounces)        418,050       375,200       313,616

     -----------------------------

     (1) Production data for 1999 only include three months of operations since the recommencement of the mine in October 1999.

     (2) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

     (3) The decrease in tons of Proven and Probable ore reserves in 2001 compared to 2000 is due to mining, offset by: 1) conversion of inferred resources to reserves based on new development and drilling; and 2) addition of new resources from development and drilling to reserve. Ore grade and contained metal improvements in reserve are attributable to a change in reserve methodology in 2001 compared to 2000 based on very favorable mill/model reconciliation and operations experience with the orebodies.

     (4) The increase in tons of Proven and Probable ore reserves in 2000 compared to 1999 is attributable to:
          a) increasing the mining width of the Betzy vein in 2000 to 2.0 meters from 1.4 meters; b) new in-house resource estimates for both the Betzy and Main veins using information from 103 new drill holes and mine production samples; and c) reclassification of some resources to reserves, offset by mining. Hecla's experience of 18 months mining the La Camorra veins indicated an increase in grade in the reserve estimate for 2000 compared to 1999, attributable both to higher production sample grades and higher realized mill grades than previously encountered. Ore reserves represent in-situ material, diluted and adjusted for expected mining recovery. Mill recoveries are expected to be 95%. Ore reserves are estimated in-house using geostatistical methods based on drill holes, underground mine sampling and operations experience.

Discontinued Operations

     In 2001, Hecla's principal industrial minerals assets consisted of its ball clay operations in Kentucky, Tennessee and Mississippi; its kaolin operations in South Carolina and Georgia; its feldspar operations in North Carolina; its clay slurry plant in Monterrey, Mexico; and its specialty aggregate operations (primarily scoria) in southern Colorado. Hecla conducted these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company, which operates its ball clay and kaolin divisions; (2) K-T Feldspar Corporation, which operates the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V., which operates the clay slurry plant business; and (4) MWCA, Inc., which operates Hecla's specialty aggregate business. On March 27, 2001, Hecla completed a sale of Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V. and certain other minor industrial minerals companies (collectively the K-T Group), transferring all of its interest in each of the companies subject to the agreement. On March 4, 2002, Hecla completed a sale of the pet operations of MWCA, Inc.
- Colorado Aggregate division (CAC). Hecla continues to pursue the sale of the remaining assets of the industrial minerals segment and has a signed letter of intent to sell the briquette operations of CAC. Based upon Hecla's Board of Directors decision in November 2000 to sell the industrial minerals segment, Hecla's Consolidated Financial Statements set forth in Item 8 below reflect the industrial minerals segment as a discontinued operation.

MWCA, Inc.

     In 1999, Hecla decided to sell MWCA. Hecla completed a sales transaction for the Mountain West Products division of MWCA in March 2000. Hecla also completed a sale of the landscape operations of the Colorado Aggregate division in June 2000. On March 4, 2002, Hecla completed a sale of the pet operations of the Colorado Aggregate division. Hecla continues to market the remaining Colorado Aggregate division assets and has signed a letter of intent to sell the briquette operations, although there can be no assurance that a sales transaction will take place.

MWCA, Inc. - Colorado Aggregate Division

     MWCA-Colorado Aggregate division (CAC) mines and sells volcanic rock (scoria) for use as briquettes in gas barbecue grills. CAC also paints gravel bedding which is used in aquariums. Volcanic scoria is a lightweight, clinker-like material produced during gaseous volcanic eruptions that form cinder cones. These cones occur frequently in the geological environment but are unique by density, texture and color.

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

     The Mesita mine is owned by CAC and contains over six years of mineral reserves. CAC purchases the rock used for aquarium gravel.

     CAC's plants and equipment have been operational in excess of 25 years. CAC has upgraded and modernized these facilities over the years and has a continuing maintenance program to maintain the plants and equipment in good physical and operating condition. The net book value of CAC's property and its associated plants and equipment was $0.6 million as of December 31, 2001. Public Service Company of Colorado, San Luis Valley Rural Electric Cooperative, and Empire District Electric Company provide the electric power utilized for operations at CAC.

     CAC had 37 employees as of December 31, 2001.  The Teamsters
Union is the bargaining agent for CAC's hourly employees. The current labor agreement expires on August 31, 2004.

Nonoperating Properties

Rosebud Mine - Nevada

     The Rosebud gold mine, in which Hecla has a 50% interest, is located in the Rosebud Mining District, in Pershing County, Nevada. The Rosebud property consists of a 100% interest in three patented lode-mining claims and 125 unpatented lode-mining claims. The Rosebud mine may be reached from Winnemucca, Nevada, by travelling west a distance of approximately 58 miles on an all-weather gravel road.

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

     The Rosebud property has been reclaimed per the closure agreement with the Nevada Department of Environmental Protection. The property will be monitored for the next three to five years, after which it will completely revert to the Bureau of Land Management.

     As of December 31, 2001, there were three employees at the Rosebud mine. The employees at the mine are not represented by a bargaining agent.

Republic Mine - Washington

     Hecla owns the Republic gold mine located in the Republic Mining District near Republic, Washington. In February 1995, Hecla completed operations at the Republic mine and has been conducting reclamation work in connection with the mine and mill closure. In August 1995, Hecla entered into an agreement with Newmont to explore and develop the Golden Eagle deposit on the Republic mine property. Echo Bay acquired Newmont's interest in 2000 and has been conducting a limited exploration program on the project.

     At December 31, 2001, the accrued reclamation and closure costs balance totaled $3.0 million, although it is possible that the estimate may change in the future due to the assumptions and estimates inherent in the accrual. Reclamation and closure efforts continued in 2001.

     The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 2001.

Grouse Creek Mine - Idaho

     The Grouse Creek gold mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mining at Grouse Creek began in late 1994 and ended in April 1997 due to higher-than-expected operating costs and less-than-expected operating margins primarily because the ore occurred in thinner, less continuous structures than had been originally interpreted.

     Hecla recorded a write-down of the mine's carrying value totaling $97.0 million in 1995. Hecla recorded further adjustments in 1996 for future severance, holding, reclamation and closure costs totaling $22.5 million, and adjustments to the carrying value of property, plant and equipment, and inventories totaling $5.3 million.

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

     In May 2000, Hecla notified state and federal agencies that the Grouse Creek property would proceed to a permanent suspension of operations. Hecla signed an agreement with the state of Idaho and a voluntary administrative order on consent with the U.S. Forest Service and U.S. Environmental Protection Agency in which the Company agreed to dewater the tailings impoundment, complete a water balance report and monitoring plan for the site and complete certain studies necessary for closure of the tailings impoundment. A work plan for final reclamation and closure of the tailings impoundment is to be submitted by Hecla no later than one year prior to estimated completion of the tailings impoundment dewatering.

     Hecla increased the reclamation accrual by $10.2 million in 2000 based upon updated cost estimates in accordance with Statement of Position 96-1 "Environmental Remediation Liabilities," due to the requirements of the administrative order on consent. During 2001, Hecla's activities focused on further containment of surface and subsurface water along with development of a dewatering plan for the tailings impoundment. The reclamation and closure cost accrual for the Grouse Creek mine totaled $30.5 million as of December 31, 2001, although it is possible that the estimate may change in the future due to the assumptions and estimates inherent in the accrual.

Exploration

     Hecla conducts exploration activities from its headquarters in Coeur d'Alene, Idaho. Hecla owns or controls patented and unpatented mining claims, fee land, mineral concessions and state and private leases in the United States, Mexico, Venezuela and other South American countries. Hecla's strategy regarding reserve replacement is to concentrate its efforts on: (1) existing operations where an infrastructure already exists; (2) other properties presently being developed; and (3) advanced-stage exploration properties that have been identified as having potential for additional discoveries principally in the United States, Mexico and Venezuela. Hecla is currently concentrating its exploration activities at the Greens Creek silver mine, in which Hecla maintains a 29.73% interest, the La Camorra gold mine and the San Sebastian silver mine.

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

     Properties are continually being added to or dropped from Hecla's inventory as a result of exploration and acquisition activities. Exploration expenditures for the three years ended December 31, 2001, 2000 and 1999, were approximately $2.2 million, $6.3 million and $5.5 million, respectively. Exploration expenditures for 2002 are estimated to be in the range of $4.0 to $5.0 million.

Hedging Activities

     Information with respect to hedging activities is set forth in "Hedging Activities" of the "Investment Considerations" section of this Form 10-K.

Industry Segments and Geographic Areas

     Financial information with respect to industry segments and geographic areas is set forth in Notes 2 and 11 of the Notes to the Consolidated Financial Statements.

Competition

     Information with respect to competition is set forth in "Competition for Properties" of the "Investment Considerations" section of this Form 10-K.

Regulation of Mining Activity

     The U.S. mining operations of Hecla are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977. MSHA directives have had no material adverse impact on Hecla's results of operations or financial condition and Hecla believes that it is substantially in compliance with the regulations promulgated by MSHA.

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

     Hecla's U.S. operations are also subject to regulations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats.

Legislation

     From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. Legislation previously introduced in Congress would have changed the current patent procedures, imposed certain royalties on production and enacted new reclamation, environmental controls and restoration requirements with respect to mining activities on federal lands. There was no significant activity with respect to mining law reform in Congress in 2001, but the extent of any such changes is not known and the potential impact on Hecla as a result of congressional action is difficult to predict. Although a majority of Hecla's existing mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect Hecla's ability to economically develop mineral resources on federal lands.

Employees

     As of December 31, 2001, Hecla and its subsidiaries employed
701 people.

Investment Considerations

     The following Investment Considerations, together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in Hecla's securities.

Recurring Losses and Liquidity

     Although Hecla reported net income before preferred stock dividends during 2001, in part due to a gain of $12.7 million from the sale of the K-T Group, the Company has experienced net losses for each of the previous ten years. For the year ended
December 31, 2001, Hecla reported net income of approximately $2.3 million (before preferred stock dividends of $8.1 million), or $0.03 per share of common stock, compared to a net loss of approximately $84.0 million (before preferred stock dividends of $8.1 million), or $1.26 per share of common stock, for the year ended December 31, 2000. Without improvements from the 2001 average prices of metals, Hecla anticipates that its history of losses applicable to common shareholders will continue in 2002. Due to the volatility of metals prices and the significant impact metals price changes have on Hecla's operations, there can be no assurance that Hecla will be profitable in the future.

     As of December 31, 2001, Hecla had cash and cash equivalents of $7.6 million and negative working capital of $0.4 million. Hecla believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales and/or future debt or equity security issuances. Hecla's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated prices of metals Hecla produces. Because of the significant impact that changes in the prices of gold, silver, zinc and lead have on Hecla's financial condition, declines in these metals prices may negatively impact short-term liquidity and Hecla's ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support the operations of Hecla, management will defer certain planned capital expenditures and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely effected.

Metal Price Volatility

     Because a significant portion of Hecla's revenues are derived from the sale of gold, silver, lead and zinc, Hecla's earnings are directly related to the prices of these metals. Gold, silver, lead and zinc prices fluctuate widely and are affected by numerous factors beyond Hecla's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors, all of which are beyond Hecla's control, is impossible for Hecla to predict. If the market price for these metals falls below Hecla's full production costs and remains at such level for any sustained period, Hecla will experience additional losses and may decide to discontinue the development of a project or mining at one or more of its properties. While Hecla has periodically used limited hedging techniques to reduce a portion of Hecla's exposure to the volatility of gold, silver, lead and zinc prices, there can be no assurance that it will be able to do so effectively in the future (see Hedging Activities).

     The following table sets forth the average daily closing prices of the following metals for 1980, 1985, 1990, 1995, 1997 and each year thereafter through 2001.


                1980       1985       1990       1995       1997       1998       1999       2000       2001
              --------   --------   --------   --------   --------   --------   --------   --------   --------

Gold(1)
  (per oz.)   $ 612.56   $ 317.26   $ 383.46   $ 384.16   $ 331.10   $ 294.16   $ 278.77   $ 279.03   $ 271.00
Silver(2)
 (per oz.)       20.63       6.14       4.82       5.19       4.90       5.53       5.25       5.00       4.39
Lead(3)
 (per lb.)        0.41       0.18       0.37       0.29       0.28       0.24       0.23       0.21       0.22
Zinc(4)
 (per lb.)        0.34       0.36       0.69       0.47       0.60       0.46       0.49       0.51       0.40


(1) London Final
(2) Handy & Harman
(3) London Metals Exchange -- Cash
(4) London Metals Exchange -- Special High Grade -- Cash


     On February 28, 2002, the closing prices for gold, silver, lead and zinc were $296.85 per ounce, $4.49 per ounce, $0.22 per pound, and $0.35 per pound, respectively.

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

Project Development Risks

     Hecla, from time to time, engages in the development of new orebodies or the extension of existing orebodies, both at newly acquired properties and presently existing mining operations (collectively "Development Projects"). Hecla's ability to sustain or increase its present level of metals production is dependent in part on the successful development of such new orebodies and/or expansion of existing mining operations. The economic feasibility of any individual Development Project and all such Development Projects collectively is based upon, among other things, estimates of reserves, metallurgical recoveries, capital and operating costs of such Development Projects, and future metals prices. Development Projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

     Development Projects may have no operating history upon which to base estimates of reserves, metallurgical recoveries, future operating costs and capital requirements. Particularly for Development Projects, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from a limited number of drill holes and other sampling techniques and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the orebody, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all Development Projects may materially differ from the costs and returns estimated.

Reserves

     The ore reserve figures presented in this Form 10-K and in Hecla's other SEC filings are, in large part, estimates made by Hecla's technical personnel, and no assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience. Market price fluctuations of the various metals mined by Hecla, as well as increased production or capital costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of orebodies and processing new or different ore grades, may adversely affect profitability in any particular accounting period.

     The metals prices used to determine ore reserves are based on a number of factors Hecla believes likely to influence metals prices. For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining
Terms.

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

     Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Hecla currently has in place such financial assurances in the form of surety bonds. As of December 31, 2001, Hecla also has set aside as restricted investments approximately $6.4 million as collateral for these bonds. The amount of the financial assurances and the amount required to be set aside by the Company as collateral for these financial assurances are dependent upon a number of factors, including financial condition of the Company, reclamation cost estimates, development of new projects, and the total dollar value of financial assurances in place. There can be no assurance that Hecla will be able to maintain or add to its current level of financial assurances.

Foreign Operations

     Hecla's San Sebastian mine is located in Durango, Mexico, and Hecla's La Camorra mine is located in Bolivar State, Venezuela. Hecla also has exploration projects and mining investments in Mexico and other countries in South America. Such projects and investments could be adversely affected by exchange controls, currency fluctuations, political risks, taxation and laws or policies of either foreign countries or the United States affecting foreign trade, investment and taxation, which, in turn, could affect Hecla's current or future foreign operations.

Hedging Activities

     Hedging activities are intended to minimize the effect of declines in metals prices on results of operations for a period of time. Although hedging activities may protect a company against low metals prices, it may also limit the price that can be received on hedged products, subject to forward sales and certain options contracts, potentially resulting in Hecla foregoing the realization of revenues to the extent the market prices of metals exceed the related metals price in a forward sale or certain options contracts. Hecla's hedging activities increase risks to the extent Hecla is unable to deliver metal in satisfaction of the contract. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. Hecla's policy guidelines for hedging gold, silver, lead and zinc production permit management to utilize various hedging mechanisms and strategies to assure revenue for 50% of various costs, but hedging is limited to not more than 75% of the next five years of planned gold production at any one time, or 50% of the next five years of planned silver production. In addition, limits are set as to the amount that can be hedged in any quarter and the credit quality of the counterparties. Hecla has not added to its hedge position due in part to lack of credit lines available from counterparties.

     As part of the acquisition of Monarch Resources Investments Limited and associated project financing completed in 1999, Hecla's Board of Directors approved a gold hedging program for the La Camorra mine totaling 306,045 gold ounces over the period December 1999 to December 2004, at a flat forward price of $288.25 per ounce. As of December 31, 2001, 169,158 ounces of gold remained hedged associated with the La Camorra project financing. None of the aforementioned activities have been entered into for speculative purposes as of December 31, 2001. For additional information regarding hedging activities, see Notes 1 and 3 of Notes to Consolidated Financial Statements,
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A Quantitative and Qualitative Disclosure About Market Risk of this Form 10-K.

Environmental Liabilities

     Reserves for closure costs, reclamation and environmental matters totaled $52.5 million and $58.7 million at December 31, 2001 and 2000, respectively. Hecla anticipates that expenditures relating to these reserves will be made over the next several years.

     In August 2001, Hecla announced it had reached an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to historic mining practices in the Coeur d'Alene Basin in northern Idaho. The settlement, if and when finalized, would release the Company from further liability to the governments for its historic mining practices in the Coeur d'Alene Basin and cap the majority of cleanup-related expenditures Hecla is responsible for annually at the Bunker Hill Superfund Site, the Grouse Creek mine and Stibnite site in central Idaho over a 10-year period. The Agreement limits these payments and/or cleanup obligations in the Coeur d'Alene Basin, the Bunker Hill Superfund Site, Grouse Creek and Stibnite to a fixed annual cap of $5.0 million for each of the first two years of the Agreement and $6.0 million for each of the next eight years. Hecla is committed to work and/or payments of $4.0 million annually for the following 20 years. In addition, Hecla would either have to pay or perform cleanup obligations amounting to 10% of its operating cash flow as adjusted for certain exploration expenditures. Hecla would provide a security interest in assets with a value of $20 million which will decline over ten years. Over the past four years, Hecla's environmental expenditures at those four sites have averaged $9.0 million per year. The settlement will reduce Hecla's annual environmental costs to an amount that is more manageable for the Company. As of December 31, 2001, the Company has accrued $43.6 million related to the properties covered by the Agreement in Principle. The range of liability for these sites could be up to $138.0 million on an undiscounted basis over 30 years plus the percentage of operating cash flow. If, and when, the Agreement in Principle is finalized, if the terms of the obligation are fixed and determinable, they may be discounted. Hecla has accrued what management believes is the best estimate of the liability as of December 31, 2001. However, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

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

New York Stock Exchange Listing

     Hecla received shareholder approval at its annual shareholders' meeting on June 8, 2001, allowing a reverse split of its common stock at the discretion of Hecla's board of directors. The choice of stock split ratios given to the directors was one for three, one for four or one for five. The directors have the option to implement a reverse split at one of those ratios any time prior to June 8, 2003, or not at all. The company requested the board be granted authority to implement a reverse split from shareholders if necessary to remain listed on the New York Stock Exchange (NYSE). Hecla's common stock traded above the minimum average criterion for continued listing on the Exchange until early November 2001. On December 26, 2001, Hecla was notified by the NYSE that Hecla had fallen below the minimum criterion of $1 per share over a 30-day period. On February 14, 2002, Hecla was notified that the Company's share price would be reviewed on June 26, 2002, to determine compliance with this listing requirement. As of February 28, 2002, Hecla was in compliance with the listing criteria of the New York Stock Exchange.

Glossary of Certain Mining Terms

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

     Proven and Probable Ore Reserves -- Reserves that reflect estimates of the quantities and grades of mineralized material at Hecla's mines which Hecla believes can be recovered and sold at prices in excess of the total cash cost associated with extracting and processing the ore. The estimates are based largely on current costs and on projected prices and demand for Hecla's products. Mineral reserves are stated separately for each of Hecla's mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. Hecla's estimates of Proven and Probable reserves for the Lucky Friday mine, the San Sebastian mine and the La Camorra mine at December 31, 2001 and 2000, are based on gold prices of $300 and $300 per ounce, silver prices of $5.10 and $5.50 per ounce, lead prices of $0.24 and $0.25 per pound, and zinc prices of $0.48 and $0.55 per pound, respectively. Proven and Probable ore reserves for the Lucky Friday, San Sebastian and La Camorra mines are calculated and reviewed in-house and are subject to periodic audit by others outside Hecla, although audits are not performed on an annual basis. Proven and Probable ore reserves for the Greens Creek mine are based on calculations of reserves provided to Hecla by the operator of Greens Creek that have been reviewed but not independently confirmed by Hecla. Kennecott Greens Creek Mining Company's estimates of Proven and Probable ore reserves for the Greens Creek mine as of December 2001 and 2000 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used were:

                       December 31,     December 31,
                           2001             2000
                       -------------    ------------
          Gold         $      309       $    295
          Silver       $     4.92       $   5.51
          Lead         $     0.25       $   0.25
          Zinc         $     0.49       $   0.55

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

     Reclamation -- The process of returning the land to another use after mining has been completed.

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

     The general corporate office of Hecla is located in Coeur d'Alene, Idaho, on a tract of land containing approximately 13 acres. The Company currently has an agreement to sell the corporate office building, which is anticipated to close during the second quarter of 2002. Hecla intends to lease a portion of the building following the sale.

     Hecla believes that its existing facilities are sufficient for their intended purposes.

Item 3.  Legal Proceedings.

Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site. In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree. In September 2001, the Idaho Federal District Court held a hearing on the Company's motion to relieve the Company from some or all of the obligations under the 1994 Consent Decree based on a number of arguments including the impact of changed circumstances because EPA determined to utilize a broad remedial investigation feasibility study (RI/FS) CERCLA process to address environmental issues in the Coeur d'Alene Basin outside the Bunker Hill Site. In a September 30, 2001, Order, amended October 15, 2001, the Court held that sufficient changed circumstances had occurred to support modification of the 1994 Consent Decree. In the Order, as amended, the Court permitted the mining companies to terminate further work under the 1994 Consent Decree for 2001 except for a few high-risk yards and stated the Court would make a final decision on the request to modify the Consent Decree after EPA's Record of Decision (ROD) on the Basin cleanup is issued. EPA recently issued its proposed plan for the cleanup of the Coeur d'Alene Basin and a ROD on the cleanup plan is expected to be issued by EPA in 2002. As of December 31, 2001, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $9.7 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

     In May 1998, the EPA announced that it had commenced a RI/FS under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed cleanup plan for the Basin, and EPA's Record of Decision on the cleanup plan is expected to be issued by EPA in 2002.

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the United States' Federal District Court cases on January 22, 2001, and was concluded on July 30, 2001. In the first phase of the trial, the Court has been asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court has also been asked to determine the liability of the United States for its historic involvement in the Basin. No decision on the issues before the Court in the first phase of the litigation has been issued. If liability is determined in the first phase, a second trial will be scheduled for 2002 or 2003 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only defendants remaining in the litigation.

     During 2000 and into 2001, Hecla was involved in settlement negotiations with representatives of the U.S. government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a state of Idaho led settlement effort. On August 16, 2001, the Company entered into an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. The settlement, if and when finalized in the form of a Consent Decree, would release the Company from further liability to the governments for its historic mining practices in the Coeur d'Alene Basin. The Agreement in Principle caps for a period of ten years the majority of the cleanup related expenditures the Company is responsible for annually at the Bunker Hill Superfund Site, the Grouse Creek mine and the Stibnite site in central Idaho. The Agreement limits these payments to the Government and/or cleanup obligations at these sites to a fixed annual cap of $5.0 million for each of the first two years of the Agreement and $6.0 million for each of the next eight years. Hecla is committed to work and/or make payments of $4.0 million annually for the following 20 years thereafter. In addition, Hecla would either have to pay or perform clean up obligations amounting to 10% of its operating cash flow as adjusted for certain exploration expenditures. Hecla would provide a security interest in assets with a value of $20 million which will decline over ten years. The Agreement in Principle does not include the Coeur d'Alene Indian Tribe; however, the Company hopes to be able to include the Tribe as a party to the settlement under the terms of a final consent decree. Representatives of the United States, the State of Idaho and the Company continue to work on terms of a definitive consent decree incorporating the terms of the Agreement in Principle. However, there are a number of significant issues which will need to be resolved prior to finalizing the definitive Consent Decree.

     As of December 31, 2001, the Company has accrued $43.6 million related to the properties covered by the Agreement in Principle. The range of liability for these sites could be up to $138.0 million on an undiscounted basis plus the percentage of operating cash flow. If, and when, the Agreement in Principle is finalized in the form of a Consent Decree, if the terms of the obligation are fixed and determinable, they may be discounted. Hecla has accrued what management believes is the best estimate of the liability as of December 31, 2001. However, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

Private Class Action Litigation

     On or about January 7, 2002, a class action complaint was filed in this matter in the Idaho District Court, County of Kootenai, against several corporate defendants, including the Company. The Company was served with the Complaint on January 29, 2002. The Complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, a real property remediation and restoration program, and damages for diminution in property value, plus other damages and costs. The Company believes the Complaint is subject to challenge on a number of bases and intends to vigorously defend itself in this litigation.

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site Consent Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of December 31, 2001, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), terminated shipments (comprising approximately 1% of annual ball clay production) sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover its losses and its insurance company's payments to downstream users of its animal feed. The complaint alleged negligence, strict liability and breach of implied warranties and seeks damages in excess of $7.0 million. Legal counsel retained by the insurance company for K-T Clay had the case removed to Federal Court in Arkansas. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by Townsends, Inc., another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by Archer Daniels Midland Company, a successor in interest to Quincy Soybean Company, a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The Townsends and Archer Daniels lawsuits allege damages totaling approximately $300,000 and $1.4 million, respectively. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. In January 2001, Hecla was dismissed from the only lawsuit in which it had been named as a defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods litigation against K-T Clay through settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods settlement. In August 2001, the Federal District Court dismissed the Archer Daniels litigation; however, a similar lawsuit based upon implied warranty was refiled by Archer Daniels against K-T Clay on October 24, 2001, in Arkansas Federal Court. The defense of the Townsends lawsuit is being covered by insurance. The Company believes that K-T Clay's insurance coverage is available to cover the remaining claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. Although the outcome of the remaining litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

     On November 17, 2000, Hecla entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of K-T Clay and K-T Mexico, which included the ball clay and kaolin operations, for a price of $68.0 million. On January 18, 2001, Zemex U.S. Corporation failed to close on the transaction, and on January 22, 2001, Hecla brought suit against the parent, Zemex Corporation, for its subsidiary's failure to close on the purchase. Hecla is seeking damages from Zemex Corporation for the failure of its subsidiary to meet its obligations under the November 2000 agreement. The litigation is proceeding through discovery with a trial expected to be scheduled in the second quarter of 2002. At December 31, 2001, Hecla has not recorded any potential gain from the settlement of this litigation.

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

                            Part II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     (a) (i) Shares of the Common Stock are traded on the New York Stock Exchange, Inc., New York, New
               York.

          (ii) The price range of the Common Stock on the New York Stock Exchange for the past two years was as follows:

                         First      Second      Third     Fourth
                        Quarter     Quarter    Quarter   Quarter
                        --------    -------    -------   --------
        2001 - High     $   1.00    $  1.70    $  1.26   $   1.27
             - Low      $   0.50    $  0.66    $  0.78   $   0.77
        2000 - High     $   2.00    $  1.50    $  1.13   $   0.94
             - Low      $   1.25    $  1.00    $  0.75   $   0.50

     (b) As of December 31, 2001, there were 8,926 shareholders of record of the Common Stock.

     (c) There were no Common Stock cash dividends paid in 2001 or 2000. The amount and frequency of cash dividends are significantly influenced by metals prices, operating results and Hecla's cash requirements. Hecla is currently restricted from paying dividends on common stock or repurchasing common stock until such time Hecla has paid the cumulative dividends on Hecla's Series B Cumulative Convertible Preferred Stock. At December 31, the cumulative dividend for the Series B Cumulative Convertible Preferred Stock was $12.1 million.

     (d) On August 27, 2001, the Company sold 5,749,883 authorized but unissued shares of the Company's common stock $0.25 par value to Copper Mountain Trust Company, Trustee for the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan. These shares were issued pursuant to a private placement stock purchase agreement and not registered under the Securities Act of 1933.
          The shares were listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
         (dollars in thousands except for per share amounts)

                                                           Years Ended December 31,
                                   ----------------------------------------------------------------------
                                      2001           2000           1999           1998           1997
                                   ----------     ----------     ----------     ----------     ----------

Total revenue                      $   88,738     $   80,459     $   78,731     $   81,003     $   94,067
                                   ==========     ==========     ==========     ==========     ==========

Loss from continued operations     $   (9,582)    $  (84,847)    $  (43,391)    $   (4,674)    $   (3,741)
Income from discontinued
  operations                           11,922          1,529          4,786          4,374          3,258
Preferred stock dividends(1)           (8,050)        (8,050)        (8,050)        (8,050)        (8,050)
Loss applicable to
  common shareholders              $   (5,710)    $  (92,015)    $  (48,040)    $   (8,350)    $   (8,533)
                                   ==========     ==========     ==========     ==========     ==========

Loss from continuing operations
  per common share                 $    (0.25)    $    (1.39)    $    (0.83)    $    (0.23)    $    (0.22)
                                   ==========     ==========     ==========     ==========     ==========

Basic and diluted loss per
  common share                     $    (0.08)    $    (1.38)    $    (0.77)    $    (0.15)    $    (0.16)
                                   ==========     ==========     ==========     ==========     ==========

Total assets                       $  153,116     $  194,836     $  268,357     $  252,062     $  250,668
                                   ==========     ==========     ==========     ==========     ==========

Noncurrent portion of debt         $   11,948     $   10,041     $   55,095     $   42,923     $   22,136
                                   ==========     ==========     ==========     ==========     ==========

Cash dividends paid per common
  share                            $      - -     $      - -     $      - -     $      - -     $      - -
                                   ==========     ==========     ==========     ==========     ==========

Cash dividends paid per preferred
  share(1)                         $      - -     $     1.75     $     3.50     $     3.50     $     3.50
                                   ==========     ==========     ==========     ==========     ==========

Common shares issued               73,068,796     66,859,752     66,844,575     55,166,728     55,156,324

Shareholders of record                  8,926          9,273          9,714         10,162         10,636

Employees                                 701          1,195          1,277          1,184          1,202


(1) As of December 31, 2001, the Company has not declared or paid $12.1 million of preferred stock dividends. However, since the dividends are cumulative, they continue to be reported in determining the loss applicable to common shareholders, but are excluded in the amount reported as cash dividends paid per preferred share.

     In November 2000, Hecla's Board of Directors decided to sell Kentucky-Tennessee Clay Company, which represented the major remaining portion of its industrial minerals segment. Accordingly, the industrial minerals segment has been recorded as a discontinued operation as of and for each of the five years in the period ended December 31, 2001. As of December 31, 2001 and 2000, only, the balance sheets have been reclassified to reflect the net assets of the industrial minerals segment as a discontinued operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

Introduction

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead, zinc and industrial minerals. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict. On March 27, 2001, Hecla completed a sale of the Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group). On March 4, 2002, Hecla completed a sale of the pet operations of the Colorado Aggregate division (CAC) of MWCA, a wholly owned subsidiary of Hecla. Hecla also intends to sell the briquette operations, which represent the remaining assets of CAC. As a result of Hecla's decision to sell the industrial minerals segment, it is now accounted for as discontinued operations.

     Except for the historical information contained in this Management's Discussion and Analysis of Financial Condition and
Results of Operations, the matters discussed below are forward-looking statements that involve risks and uncertainties, including:

     - the timely development of existing properties and reserves and future projects,

     - the impact of metals prices and metal production volatility,

     - changing market conditions and the regulatory environment,

     -    limited access to capital markets,

     -    settlement of environmental litigation,

     -    potential asset sales, and



1   For definitions of certain mining terms used in this
description, see "Glossary of Certain Mining Terms" at the end of
Item 1, of this Form 10-K, page 29.

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

     On April 30, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla) acquired a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The purchase price of $7.4 million was financed by a credit facility between Minera Hecla and the lender. The credit facility is nonrecourse to Hecla. Ore mined from the San Sebastian project is trucked approximately 100 kilometers to the processing mill. The mill has a rated capacity of 500 tonnes per day and produces a silver/gold precipitate which is sold to a precious metals refiner. Milling operations commenced in early May and production from San Sebastian during 2001 was approximately 1.0 million ounces of silver and 16,000 ounces of gold.

     On July 17, 2001, Hecla announced that operations at its Lucky Friday silver mine would be reduced, effective October 2001, due to continued low silver and lead prices. Production totaled approximately 3.2 million ounces of silver in 2001, and will be further reduced to approximately 1.5 million ounces in 2002. The reduced production level will allow the mine to remain ready to increase production if and when silver and lead prices increase. Primary development at the mine will be suspended and mining will take place in currently developed areas. It is estimated that the currently developed resource can sustain the lower production levels up to 24 months. It is currently anticipated that reduced operations will continue as long as the cost of operating is less than the cost of care and maintenance.

     During 2001, Hecla produced approximately 195,000 ounces of gold compared to approximately 146,000 ounces in 2000. The following table displays the actual gold production (in ounces) by operation for the years ended December 31, 2001, 2000 and 1999, and projected gold production for the year ending December 31, 2002 (in thousands):

                        Projected      Actual      Actual      Actual
                         Dec. 31,     Dec. 31,    Dec. 31,    Dec. 31,
Operation                  2002         2001        2000        1999
--------------          ----------    --------    --------    --------

La Camorra(1)                  140         152          93          17
Greens Creek(2)                 25          26          25          24
San Sebastian(3)                25          16         - -         - -
Rosebud(2)(4)                  - -         - -          24          56
Other sources(2)(5)            - -           1           4          13
                       -----------    --------    --------    --------

Totals                         190         195         146         110
                       ===========    ========    ========    ========

      (1) Production commenced under Hecla's ownership in October 1999 at the La Camorra mine.

      (2)  Reflects Hecla's portion.

      (3)  Production commenced in May 2001 at the San Sebastian mine.

      (4) The Rosebud mine completed operations in the third quarter of 2000.

      (5)  Includes production from La Choya and other sources.

     In 2001, Hecla produced approximately 7.4 million ounces of silver compared to approximately 8.0 million ounces in 2000. The following table displays the actual silver production (in ounces) by operation for the years ended December 31, 2001, 2000 and 1999, and projected silver production for the year ending December 31, 2002 (in thousands):

                Projected     Actual     Actual     Actual
                 Dec. 31,    Dec. 31,   Dec. 31,   Dec. 31,
Operation          2002        2001       2000       1999
------------    ---------    --------   --------   --------


Lucky Friday        1,500       3,224      5,012      4,441
Greens Creek        3,000       3,260      2,754      3,051
San Sebastian       2,000         950        - -        - -
Other sources         - -         - -        233        125
                ---------    --------   --------   --------

Totals              6,500       7,434      7,999      7,617
                =========    ========   ========   ========

     In 2000, Hecla shipped approximately 1,078,000 tons of product from the K-T Group, which included ball clay, kaolin and feldspar, as well as approximately 61,000 tons of specialty aggregates from CAC and 130,000 cubic yards of landscape material from the Mountain West Products division (MWP) of MWCA. In 2001,

Hecla shipped approximately 261,000 tons from the industrial minerals group, including 20,000 tons from CAC. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million subject to customary post-closing adjustments. Hecla recorded a gain on the sale of the K-T Group of $12.7 million. The proceeds were used to repay a term loan facility of $55.0 million and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes. On March 4, 2002, Hecla completed a sale of the pet operations of CAC for approximately $1.5 million in cash. Hecla continues to pursue a sale of the remaining assets of the industrial minerals segment and has a signed letter of intent to sell the briquette operations of CAC, although there can be no assurance a sales transaction will take place. During 2000, Hecla sold substantially all of the assets of MWP and the landscape operations of CAC.

Results of Operations
---------------------

2001 Compared to 2000
---------------------

     Hecla recorded a loss from continuing operations, before preferred stock dividends, of approximately $9.6 million, or $0.14 per common share, in 2001 compared to a loss from continuing operations, before an extraordinary charge and preferred stock dividends, of approximately $84.8 million, or $1.27 per common share, in 2000. After recognizing $11.9 million in income from discontinued operations and $8.1 million (which has not been declared or paid) in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for 2001 was approximately $5.7 million, or $0.08 per common share, compared to a loss of $92.0 million, or $1.38 per common share, in 2000 after recognition of $1.5 million in income from discontinued operations, a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt, and $8.1 million (only $4.0 million of which was declared or paid) in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock.
Although Hecla did not declare the dividends for the year 2001 and the third and fourth quarters of 2000, because these dividends are cumulative, the effect of the undeclared dividends are reflected in the loss applicable to common shareholders.

     During 2000, adjustments to the carrying value of mining properties totaled $40.2 million, including an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday mine property, plant and equipment. Additionally during 2000, Hecla recorded adjustments of $4.4 million for properties, plants and equipment and supply inventory at the Rosebud mine and $4.7 million for previously capitalized development costs at the Noche Buena gold property. During 2001, there were no adjustments to the carrying value of mining properties.

     Hecla's provision for closed operations and environmental matters decreased $18.7 million from $20.0 million in 2000 to

$1.3 million in 2001. The reduction resulted principally from a decrease at the Grouse Creek mine and the Bunker Hill Superfund site of $17.8 million, primarily due to 2000 environmental and reclamation accruals for future environmental and reclamation expenditures.

     Sales of products increased by approximately $9.4 million, or 12%, from $75.8 million in 2000 to $85.2 million in 2001, primarily due to:

     - increased sales of $9.9 million from gold operations principally as a result of increased production at the La Camorra mine ($16.6 million), partly offset by the completion of mining activity at the Rosebud mine ($6.6 million) in the third quarter of 2000, and

     - decreased sales totaling approximately $0.5 million from silver operations primarily due to lower zinc and silver prices, lower production at the Lucky Friday mine ($7.4 million) and decreased hedging activities ($0.9 million) in the 2001 period. These factors are partly offset by increased sales at the San Sebastian mine, due to the commencement of operations in May 2001 ($7.8 million).

     The following table compares the average metals prices for 2001 with 2000:

           Metal                 2001     2000    $ Change    % Change
  -----------------------       ------   ------   --------    --------

Gold-Realized ($/oz.)           $  280   $  284   $     (4)        (1)%
Gold-London Final ($/oz.)          272      279         (7)        (3)
Silver-Handy & Harman ($/oz.)     4.36     5.00      (0.64)       (13)
Lead-LME Cash ($/pound)          0.216    0.206      0.010          5
Zinc-LME Cash ($/pound)          0.402    0.512     (0.110)       (21)

     Cost of sales and other direct production costs decreased approximately $3.0 million, or 5%, from $63.1 million in 2000 to $60.1 million in 2001, primarily due to:

     -  decreased  cost  of  sales at the  Rosebud  mine  ($7.5 million) due to the completion of mining activity in the third quarter of 2000,

     -  decreased cost of sales at the Lucky Friday mine  ($5.3 million) resulting from decreased production of silver and lead,

     - increased cost of sales at the San Sebastian mine ($6.2 million) due to the commencement of operations in May 2001, and

     -  increased cost of sales from the La Camorra and  Greens
        Creek mines ($3.0 million and $1.1 million) due to increased production.

     Cost  of  sales  and  other direct production  costs  as  a percentage of sales decreased from 83.2% in 2000 to 70.4% in 2001. The change was due to increased margins from gold operations resulting from increased production, increased gold ore grade and better efficiencies at the La Camorra mine, decreased production and sales at the Rosebud mine due to the completion of mining activity in 2000, partly offset by lower hedging revenues and lower margins from the silver segment due to lower silver and zinc prices.

     Depreciation,  depletion  and  amortization  increased  $2.4 million, or 13%, from $18.1 million in 2000 to $20.5 million in 2001, principally due to:

     - increased depreciation from the La Camorra mine due to increased production ($4.7 million),

     -  increased depreciation at the San Sebastian mine  ($1.0 million),  due  to the commencement of operations  in  May
        2001,

     -  decreased depreciation at the Lucky Friday  mine  ($1.6 million),  due  to  the write-down of assets  in  December
        2000, and

     -  decreased  depreciation  at  the  Rosebud  mine  ($2.0
        million), due to the completion of mining activity in the third quarter of 2000.

     Exploration expense decreased $4.2 million, or 66%, from $6.3 million in 2000 to $2.1 million in 2001. This decrease is principally due to reduced exploration activity in Mexico ($1.4 million), decreased expenditures at the Rosebud mine ($1.3 million), due to completion of operations in the third quarter of 2000, and decreased expenditures at La Camorra and other South American countries ($0.8 million).

     Interest expense decreased $4.2 million in 2001 as compared to  2000,  primarily  the result of the repayment  of  the  $55.0 million term loan facility in March 2001 and decreased loan fees during 2001 as compared to the 2000 period.

     Interest and other income decreased $1.1 million from  $4.6 million in 2000 to $3.5 million in 2001, principally a result of the gains recognized during 2000 on the sale of assets and lower interest income in 2001.

     Miscellaneous expense increased $1.1 million from $1.8 million in 2000 to $3.0 million in 2001, primarily due to a pension curtailment adjustment related to the Lucky Friday Pension Plan associated with the cut back in operations at the mine.

     Hecla recorded income from discontinued operations of approximately $11.9 million, or $0.17 per common share, in 2001 compared to income of approximately $1.5 million, or $0.02 per common share, in 2000. On March 27, 2001, Hecla completed a sale of the K-T Group for $62.5 million, subject to customary post-closing adjustments, and recorded a gain of $12.7 million on the sale in 2001. Other factors contributing to the change include:

     - decreased sales of approximately $53.4 million, a direct result of the sale of the K-T Group ($47.8 million), as well as decreased shipments at the MWCA group ($5.6 million) due to the sale of MWP in March 2000 and the landscape operation of CAC in June 2000,

     - decreased cost of sales of $47.0 million, directly due to the lower sales at the K-T Group and the partial sale of MWCA during 2000,

     - decreased depreciation, depletion and amortization of $2.9 million, due to the sale of the K-T Group and the partial sale of MWCA in 2000,

     -  a loss of $1.0 million on the sale of MWP in 2000, and

     - legal fees during 2001 associated with litigation concerning the failed sale for the K-T Group in January 2001 ($0.8 million).

     An extraordinary charge of $0.6 million was recorded in 2000
to   write   off  previously  unamortized  debt  issuance   costs
associated with the extinguishment of debt.

     Cash operating, total cash and total production cost per gold ounce decreased from $208, $211 and $275 in 2000 to $133, $133 and $200 in 2001, respectively. The decreases in cost per gold ounce were primarily attributable to increased gold production at the La Camorra mine, as well as the completion of mining activity in the third quarter of 2000 at the Rosebud mine.

     Cash operating, total cash and total production cost per silver ounce decreased from $4.02, $4.02 and $5.49 in 2000 to $3.55, $3.57 and $5.09 in 2001, respectively. The decreases in the cost per silver ounce were due primarily to the addition of the low-cost San Sebastian mine, which commenced operations in May 2001, and the positive impacts of Greens Creek's increased silver production during 2001, resulting from a higher silver grade and increased tons mined. The full cost per ounce was also positively impacted by decreased per ounce depreciation at the Lucky Friday mine due to the write-down of the majority of property, plant and equipment in the fourth quarter of 2000. During the fourth quarter of 2001, approximately $0.4 million of costs were classified as care-and-maintenance costs and included in the determination of the cost per ounce at Lucky Friday. Excluding the $0.4 million in costs, the cash operating, total cash and total production costs per ounce total $3.49, $3.52 and $5.04, respectively, for 2001.

2000 Compared to 1999
---------------------

     Hecla recorded a loss from continuing operations, before an extraordinary charge and preferred stock dividends, of approximately $84.8 million, or $1.27 per common share, in 2000 compared to a loss from continuing operations, before a cumulative effect of change in accounting principle and preferred stock dividends, of approximately $43.4 million, or $0.70 per common share, in 1999. After recognizing $1.5 million in income from discontinued operations, a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt, and $8.1 million (only $4.0 million of which has been declared and paid) in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for 2000 was approximately $92.0 million, or $1.38 per common share, compared to a loss of $48.0 million, or $0.77 per common share, in 1999 after recognition of $4.8 million in income from discontinued operations, a $1.4 million charge to write off unamortized start-up costs associated with the Greens Creek mine, and $8.1 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock. Although Hecla did not declare the dividend for the third and fourth quarters of 2000, because these dividends are cumulative, the effect of the undeclared dividends is reflected in the loss applicable to common shareholders.

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

     The following table compares the average metals prices for 2000 with 1999:

            Metal                2000     1999    $ Change   % Change
  -------------------------     ------   ------   --------   --------

Gold-Realized ($/oz.)           $  284   $  286   $    (2)       (1)%
Gold-London Final ($/oz.)          279      279       - -       - -
Silver-Handy & Harman ($/oz.)     5.00     5.25     (0.25)       (5)
Lead-LME Cash ($/pound)          0.206    0.228    (0.022)      (10)
Zinc-LME Cash ($/pound)          0.512    0.488     0.024         5

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

     - decreased cost of sales of $7.9 million, principally due to the partial sale of MWCA, partly offset by increased costs at the K-T Clay Group resulting from increased sales and increased energy costs, and

     - 1999 adjustments of $4.4 million made to the carrying value of MWCA.

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

     Cash operating and total cash cost per gold ounce increased from $195 and $205 in 1999 to $208 and $211 in 2000, respectively. The increases in the cash operating and total cash cost per gold ounce were primarily attributable to higher costs per ounce at the Rosebud mine associated with mining of lower-grade ore in 2000. Total production costs per gold ounce decreased from $298 per ounce in 1999 to $275 per ounce in 2000. The decrease in the total production cost per gold ounce was principally due to production from the lower-cost La Camorra mine in 2000 and due to the write-down of the carrying value of the Rosebud mine in the second quarter of 2000, which eliminated the depreciation, depletion and amortization component of the total production cost per ounce at Rosebud in the third quarter of 2000.

     Cash operating, total cash and total production cost per silver ounce increased from $3.72, $3.72 and $5.25 in 1999 to $4.02, $4.02 and $5.49 in 2000, respectively. The increases in the cost per silver ounce were due primarily to lower average lead prices which negatively impacted by-product credits partly offset by increased production and a favorable zinc price.

Financial Condition and Liquidity
---------------------------------

     At December 31, 2001, cash and cash equivalents totaled $7.6 million, an increase of $6.2 million from cash and cash equivalents as of December 31, 2000, of $1.4 million. The cash balance at December 31, 2000, excludes approximately $1.7 million in cash at Hecla's industrial minerals operations which is included in "Net assets of discontinued operations" on Hecla's balance sheet.

Operating Activities

     Operating activities provided approximately $8.0 million of cash during 2001. Significant sources of cash included cash provided by La Camorra, reduced accounts and notes receivable ($4.5 million) and increased accrued payroll and related benefits ($3.1 million). Significant uses of cash included cash required for reclamation activities and other noncurrent liabilities ($7.8 million). Principal noncash charges included charges for depreciation, depletion and amortization of $20.7 million, partly offset by a $12.7 million gain on the sale of the K-T Group.

Investing Activities

     Investing activities provided $42.5 million of cash during 2001. The significant source of cash was from the sale of the K-T Group ($59.8 million), partly offset by additions to properties, plants and equipment totaling $17.9 million, principally at the San Sebastian mine to acquire the Velardena mill ($7.7 million), at the Greens Creek mine ($5.3 million) and at the La Camorra mine ($4.7 million).

     Hecla currently estimates that capital expenditures in 2002 will be in the range of $11.0 to $13.0 million, principally for expenditures at the Greens Creek, La Camorra and San Sebastian mines.

     Hecla also currently anticipates proceeds from investing activities in 2002 related to the sale of its headquarters building in Coeur d'Alene, Idaho, for $5.6 million. This sale is expected to close during the second quarter of 2002. The Company also continues to pursue the sale of the Colorado Aggregate Division of MWCA, Inc. On March 4, 2002, Hecla completed a sale of the pet operations of CAC for approximately $1.5 million in cash. Hecla has signed a letter of intent to sell the briquette division, although there can be no assurance a sales transaction will take place.

Financing Activities

     During 2001, approximately $44.4 million of cash was used by financing activities. The major use of cash was repayment of debt of $66.2 million, including the Company's $55.0 million term loan facility. This use was partly offset by borrowings of $15.9 million, including $7.4 million at Minera Hecla to finance the Velardena mill purchase. In addition, the Company received net proceeds of approximately $5.5 million in a private placement of
5.7 million common shares to the Company's pension plans.

     As of December 31, 2001, Hecla had outstanding debt of $19.0 million, including $7.0 million due to be repaid in the next 12 months. The outstanding debt included project financing facilities for the La Camorra mine in Venezuela ($6.5 million) and the San Sebastian mill in Mexico ($6.7 million), a $3.0 million subordinated loan and $2.8 million outstanding under a $3.0 million revolving credit facility.

Environmental

     In August 2001, Hecla announced it had reached an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to historic mining practices in the Coeur d'Alene Basin in northern Idaho. The settlement, if and when finalized, would release the Company from further liability to the governments for its historic mining practices in the Coeur d'Alene Basin and cap the majority of cleanup-related expenditures Hecla is responsible for annually at the Bunker Hill Superfund Site, the Grouse Creek mine and Stibnite site in central Idaho over a 10-year period. The Agreement limits these payments and/or cleanup obligations in the Coeur d'Alene Basin, the Bunker Hill Superfund Site, Grouse Creek and Stibnite to a fixed annual cap of $5.0 million for each of the first two years of the Agreement and $6.0 million for each of the next eight years. Hecla is committed to work and/or payments of $4.0 million annually for the following 20 years. In addition, Hecla would either have to pay or perform cleanup obligations amounting to 10% of its operating cash flow as adjusted for certain exploration expenditures. Hecla would provide a security interest in assets with a value of $20 million which will decline over ten years. Over the past four years, Hecla's environmental expenditures at those four sites have averaged $9.0 million per year. The settlement will reduce Hecla's annual environmental costs to an amount that is more manageable for the Company. As of December 31, 2001, the Company has accrued $43.6 million related to the properties covered by the Agreement in Principle. The range of liability for these sites could be up to $138.0 million on an undiscounted basis over 30 years plus the percentage of operating cash flow. If, and when, the Agreement in Principle is finalized in the form of a Consent Decree, if the terms of the obligation are fixed and determinable, they may be discounted. Hecla has accrued what management believes is the best estimate of the liability as of December 31, 2001. However, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

     Reserves for closure costs, reclamation and environmental matters totaled $52.5 million at December 31, 2001. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of any reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term. For additional information regarding environmental matters, see Part II, Legal Proceedings and Note 8 of Notes to Consolidated Financial Statements.

     Expenditures for environmental remediation and reclamation in 2002 are estimated in the range of $7.0 million to $8.0 million, principally for activities at the Grouse Creek property and the Bunker Hill Superfund site.

Exploration

     Hecla estimates that exploration expenditures in 2002 will be in the range of $4.0 million to $5.0 million at the San
Sebastian, Greens Creek and La Camorra mines.

Other

     On July 17, 2001, Hecla announced that operations at its Lucky Friday silver mine would be reduced, effective October 2001, due to continued low silver and lead prices. The mine is currently operating on a reduced basis and is expected to continue to operate as long as the cost to operate the mine is less than care-and-maintenance costs. It is estimated that the currently developed areas can sustain the lower production levels for up to 24 months.

     During the fourth quarter of 2001, Hecla implemented an early retirement program that reduced the corporate office staff by approximately 30%, with most of the reduction taking place January 1, 2002. This reduction in staff is expected to yield annual savings of approximately $1.5 million when fully implemented.

     At December 31, 2001, Hecla had outstanding 1,098,801 warrants to purchase Hecla common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of (i) $3.19, and (ii) 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date notice is given to Hecla. In February 2002, 668,345 warrants were exercised and Hecla issued 668,345 shares of its common stock. Proceeds of $0.8 million were realized from the exercise of the warrants.

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors and have voting rights related to certain amendments to Hecla's
Articles of Incorporation.   As of January 31, 2002, Hecla has
not declared and paid the equivalent of six quarterly dividends, which now entitles the holders of Preferred Shares, voting as a class, to elect two additional directors at Hecla's next annual shareholders' meeting. Reduction or elimination of the Preferred Shares would reduce or eliminate the impact from Preferred Share dividends on the Company's income statement. Hecla has considered several options with regard to the Preferred Stock, including private and public exchange offers for the Preferred Shares and merger transactions, where the Preferred Shares could be converted into Hecla Common Stock, cash and/or other securities. Certain options would not require approval by holders of Preferred Shares.

     Hecla brought suit in January 2001 against Zemex Corporation of Toronto, Canada, under its guarantee for its subsidiary Zemex U.S. Corporation's failure to close on the sale of K-T Clay and K-T Mexico. Hecla had announced the agreed upon sale in November 2000 for $68.0 million and is seeking damages incurred by Zemex U.S. Corporation's failure to purchase K-T Clay and K-T Mexico as agreed. The litigation is proceeding through discovery and the trial is expected to occur during the second or third quarter of 2002. K-T Clay and K-T Mexico were ultimately part of the sale of the K-T Group to another purchaser in March 2001.

     Hecla received shareholder approval at its annual shareholders' meeting on June 8, 2001, allowing a reverse split of its common stock at the discretion of Hecla's board of directors. The choice of stock split ratios given to the directors was one for three, one for four or one for five. The directors have the option to implement a reverse split at one of those ratios any time prior to June 8, 2003, or not at all. The company requested the board be granted authority to implement a reverse split from shareholders if necessary to remain listed on the New York Stock Exchange (NYSE). Hecla's common stock traded above the minimum average criterion for continued listing on the Exchange until early November 2001. On December 26, 2001, Hecla was notified by the NYSE that Hecla had fallen below the minimum criterion of $1 per share over a 30-day period. On February 14, 2002, Hecla was notified that the Company's share price would be reviewed on June 26, 2002, to determine compliance with this listing requirement. As of February 28, 2002, Hecla was in compliance with the listing criteria of the NYSE.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of

December 31, 2001, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the current market capitalization of Hecla and the nonpayment by the Company of certain dividends on its Series B Convertible Preferred Stock, there can be no assurance as to the availability of this Registration Statement.

     For information on hedged positions and derivative instruments, see Item 7A "Quantitative and Qualitative Disclosure
About Market Risk."

     Hecla is subject to legal proceedings and claims that have not been finally adjudicated (see Part II, Item 3, Legal Proceedings and Note 8 of Notes to Consolidated Financial Statements). The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. However, an adverse determination in certain of these matters may have a materially adverse effect on the financial position of Hecla and its subsidiaries.

Conclusion

     Hecla believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales and/or future debt or equity security issuances. Hecla's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated prices of metals Hecla produces. Because of the significant impact that changes in the prices of gold, silver, zinc and lead have on Hecla's financial condition, declines in these metals prices may negatively impact short-term liquidity and Hecla's ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support the operations of Hecla, management will defer certain planned capital expenditures and exploration expenditures as needed to conserve cash for operations. There can be no assurance that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

New Accounting Pronouncements
-----------------------------

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

     At December 31, 2001, Hecla's hedging contracts, used to reduce exposure to precious metal prices, consisted of forward sales contracts and a gold lease rate swap. Hecla intends to physically deliver metal in accordance with the terms of certain of the forward sales contracts. As such, Hecla has accounted for these contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Certain other forward contracts where delivery is not certain have been designated as cash flow hedges, and the changes in fair value of these cash flow hedges are recorded in other comprehensive income until the contract is closed out. Hecla recorded a cumulative effect of a change in accounting principle in other comprehensive income of approximately $0.1 million loss related to the gold lease rate swap upon adoption of SFAS 133 on January 1, 2001. This amount is being amortized over the physical settlement of ounces subject to the gold lease rate swap. During the next twelve months, approximately $40,000 is expected to be amortized to the income statement.

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

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The Company is currently evaluating what effect the adoption of this standard will have on the Company's financial statements.

     The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties, as well as summarize the financial instruments and derivative instruments held by Hecla at December 31, 2001, which are sensitive to changes in interest rates and commodity prices. Actual results could differ materially from those
projected in the forward-looking statements.   Hecla believes
that there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of this Form 10-K).

Interest-Rate Risk Management

     At December 31, 2001, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at December 31, 2001, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                                       (in thousands)

                                    Expected Maturity Date
                              ----------------------------------------                             Fair
                                2002       2003      2004       2005      Thereafter   Total       Value
                              -------    -------    -------    -------    ----------  --------    -------


  Subordinated debt           $   - -    $ 2,000    $ 1,000    $   - -    $   - -     $  3,000    $ 3,000

  Average interest rate           6.4%       9.1%      10.1%       - -        - -

  Project financing debt      $ 3,000    $ 3,000    $   500    $   - -    $   - -     $  6,500    $ 6,500

  Average interest rate           4.9%       7.6%       8.6%       - -        - -

  Project financing debt      $ 1,243    $ 2,283    $   837    $ 1,368    $   959     $  6,690    $ 6,690

  Average interest rate            13%        13%        13%        13%        13%

  Revolving credit facility   $ 2,800        - -        - -        - -        - -     $  2,800    $ 2,800

  Average interest rate             7%       - -        - -        - -        - -


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

     The following table provides information about Hecla's forward sales contracts at December 31, 2001. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between January 31, 2002, and December 31, 2004.

                              Expected  Expected  Expected  Estimated
                              Maturity  Maturity  Maturity    Fair
                                2002      2003      2004      Value
                              --------  --------  --------  ---------

 Forward contracts:
 Gold sales (ounces)            90,428    59,802    48,928
 Future price (per ounce)     $    290  $    288  $    288
 Contract amount (in $000s)   $ 26,199  $ 17,238  $ 14,103  $   576


     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 169,158 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. The estimated cost to close out the Gold Lease Rate Swap at December 31, 2001, was approximately $56,000.

Item 8. Financial Statements and Supplementary Data.

     See Item 14 of this report for information with respect to the financial statements filed as a part hereof, including financial statements filed pursuant to the requirements of this
Item 8.

                                  Selected Quarterly Data
                      (dollars in thousands except for per share amounts)

                                First       Second       Third       Fourth
 2001                          Quarter      Quarter     Quarter      Quarter      Total
 --------------------          --------    ---------    --------    ---------    --------
 Sales of products(1)          $ 16,417    $  24,561    $ 22,501    $  21,768    $ 85,247
 Gross profit(1)               $    852    $   2,358    $    270    $   1,239    $  4,719
 Net income (loss)             $  9,535    $  (1,555)   $ (2,456)   $  (3,184)   $  2,340
 Preferred stock dividends     $ (2,012)   $  (2,013)   $ (2,013)   $  (2,012)   $ (8,050)
 Income (loss) applicable to
  common shareholders          $  7,523    $  (3,568)   $ (4,469)   $  (5,196)   $ (5,710)
 Basic and diluted income
  (loss) per common share      $   0.11    $   (0.06)   $  (0.06)   $   (0.07)   $  (0.08)

 2000
 --------------------------
 Sales of products(1)          $ 17,628    $  21,005    $ 20,044    $  17,173    $ 75,850
 Gross profit (loss)(1)        $ (1,145)   $  (1,252)   $    (82)   $  (2,850)   $ (5,329)
 Net income (loss)             $ (7,319)   $ (16,712)   $ (3,622)   $ (56,312)   $(83,965)
 Preferred stock dividends     $ (2,012)   $  (2,013)   $ (2,013)   $  (2,012)   $ (8,050)
 Income (loss) applicable to
  common shareholders          $ (9,331)   $ (18,725)   $ (5,635)   $ (58,324)   $(92,015)
 Basic and diluted loss
  per common share             $  (0.14)   $   (0.28)   $  (0.08)   $   (0.87)   $  (1.38)


(1) In November 2000, the Company decided to sell its industrial minerals operations. As such, the industrial minerals segment is accounted for as a discontinued operation, and the above amounts have been restated to reflect the accounting treatment of the industrial minerals segment as a discontinued operation.

Item 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosures.

     Reference is made to the information set forth in the Form 8-K filed October 19, 2001, "Change in Registrant's Certifying
Accountant."

                            Part III

Item 10. Directors and Executive Officers of the Registrant.

     Information with respect to directors and executive officers of Hecla is set forth as follows:

                         Age at
                        May 10,    Director       Position and Committee
  Board of Directors      2002      Since              Assignments
 --------------------   -------    --------   ----------------------------
Phillips S. Baker, Jr.     42        2001     President, Chief Operating
                                              Officer and Chief Financial
                                              Officer

Arthur Brown               61        1983     Chairman of the Board and
                                              Chief Executive Officer of
                                              Hecla Mining Company (1,6)

John E. Clute              67        1981     Retired Dean of Gonzaga
                                              University School of Law
                                              (1,4,5)

Joe Coors, Jr.             60        1990     Retired Chairman of the Board
                                              and CEO of CoorsTek, Inc.
                                              (2,3,5)

Ted Crumley                57        1995     Senior Vice President and
                                              Chief Financial Officer of
                                              Boise Cascade Corporation
                                              (1,2,5)

Leland Erdahl(*)           73        1984     Former President and Chief
                                              Executive Officer of Ranchers
                                              Exploration and Development
                                              Corporation and retired Chief
                                              Financial Officer of Amax
                                              Gold, Inc. (1,4,5,7)

Charles L. McAlpine        68        1989     Former President of
                                              Arimathaea Resources Inc. and
                                              former President of Campbell
                                              Chibougamau Mines Ltd.
                                              (3,4,7)

Jorge E. Ordonez C.        62        1994     President and Chief Executive
                                              Officer of Ordonez
                                              Profesional S.C., Vice
                                              President of Minera Montoro,
                                              S.A. de C.V. (2,3,4,7)





Paul A. Redmond(*)         65      1988-94    Retired Chairman and Chief
                                     1998     Executive Officer of
                                              Washington Water Power (now
                                              Avista Corp.) (1,4,5)

1)   Member of Executive Committee

2)   Member of Finance Committee

3)   Member of Audit Committee

4)   Member of Directors Nominating Committee

5)   Member of Compensation Committee

6)   Member of Retirement Board

7)   Member of Technical Committee

* Messrs. Erdahl and Redmond are retiring from the Board and will not seek an additional term at the annual meeting scheduled to be held on May 10, 2002.

     Additional information with respect to the directors of Hecla is set forth under the caption "Election of Common Shareholder Director" in Hecla's proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 10, 2002 (the Proxy Statement), which information is incorporated herein by reference.

                            Age at
                            May 10,
      Executive Officers     2002        Position and Term Served
    ---------------------   ------   -------------------------------

    Phillips S. Baker, Jr.    42     President and Chief Operating
                                     Officer since November 2001;
                                     Chief Financial Officer since
                                     May 2001.

    William B. Booth(1)       51     Vice President - Environmental
                                     and Public Affairs since May
                                     2000; Vice President - Investor
                                     and Public Affairs from May 1994
                                     to May 2000; various administrative
                                     functions with Hecla since December
                                     1985.

    Arthur Brown              61     Chairman since June 1987; Chief
                                     Executive Officer since May
                                     1987; President from May
                                     1986 to November 2001.





    Thomas F. Fudge, Jr.     47     Vice President - Operations
                                    since June 2001; Manager of
                                    Operations from July 2000 to May
                                    2001; Lucky Friday Unit Manager
                                    from 1995 to June 2000; Mine
                                    Superintendent at Lucky Friday
                                    from 1994 to 1995.

    Vicki J. Veltkamp        45     Vice President - Investor and
                                    Public Relations since May 2000;
                                    various administrative functions
                                    with Hecla from 1988 to 1993,
                                    and 1995 to 2000.


    Lewis E. Walde           35     Vice President - Controller
                                    since June 2001; Controller from
                                    May 2000 to May 2001;
                                    Assistant Controller from
                                    January 1999 to April 2000;
                                    various accounting functions
                                    with Hecla since 1992.

    Michael B. White(1)      51     Vice President - General Counsel
                                    and Secretary since May 1992;
                                    Secretary since November 1991;
                                    Assistant Secretary from March
                                    1981 to November 1991; General
                                    Counsel since June 1986.

    David F. Wolfe(1)        58     Treasurer since May 1997;
                                    Manager of Precious Metals
                                    Marketing since 1993; Assistant
                                    Treasurer from June 1985 to May
                                    1997.


(1) Messrs. Booth, White and Wolfe have accepted early retirement, and as of the date of the annual meeting, will not be officers of the Company. However, Mr. White will continue his duties as corporate secretary, and Mr. Booth and Mr. White will make their services available to the Company on a consulting basis.

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

               See Exhibit Index following the financial statements

     (b)       Reports on Form 8-K

               Report on Form 8-K dated October 19, 2001, related to Registrant's change in certifying accountant.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2002.

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

/s/ Phillips S. Baker, Jr.     3/12/2002   /s/ Theodore Crumley      3/12/2002
-------------------------      ---------   ---------------------     ---------
Phillips S. Baker, Jr.         Date        Theodore Crumley          Date
President and Director                     Director
(principal financial officer)

/s/ Arthur Brown               3/12/2002   /s/ Leland O. Erdahl      3/12/2002
--------------------------     ---------   ---------------------     ---------
Arthur Brown                   Date        Leland O. Erdahl          Date
Chairman and Director                      Director
(principal executive officer)

/s/ Lewis E. Walde             3/12/2002   /s/ Charles L. McAlpine   3/12/2002
--------------------------     ---------   -----------------------   ---------
Lewis E. Walde                 Date        Charles L. McAlpine       Date
Vice President - Controller                Director
(principal accounting officer)

/s/ John E. Clute              3/12/2002   /s/ Jorge E. Ordonez      3/12/2002
--------------------------     ---------   ----------------------    ---------
John E. Clute                  Date        Jorge E. Ordonez          Date
Director                                   Director

/s/ Joe Coors, Jr.             3/12/2002   /s/ Paul A. Redmond       3/12/2002
-------------------------      ---------   ----------------------    ---------
Joe Coors, Jr.                 Date        Paul A. Redmond           Date
Director                                   Director




                  Index to Financial Statements




                                                                Page
Financial Statements

 Reports of Independent Certified Public Accountants            F-2 to F-4

 Consolidated Balance Sheets at December 31, 2001 and 2000      F-5

 Consolidated Statements of Operations and Comprehensive
   Loss for the Years Ended December 31, 2001, 2000 and 1999    F-6

 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999                             F-7

 Consolidated Statements of Changes in Shareholders'
   Equity for the Years Ended December 31, 2001, 2000 and 1999  F-8

 Notes to Consolidated Financial Statements                     F-9 to F-46



Financial Statement Schedules*






*Financial statement schedules
  have been omitted as not applicable

Report of Independent Certified Public Accountants



The Board of Directors and Shareholders of
Hecla Mining Company

We have audited the accompanying consolidated balance sheet of Hecla Mining Company as of December 31, 2001, and the related statement of operations and comprehensive loss, cash flows, and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these
financial statements based on our audit.    We did not audit the
financial statements of Greens Creek Joint Venture, a 29.73 percent owned subsidiary, which statements reflect total assets and revenues constituting 33.7 percent and 26.3 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Greens Creek Joint Venture, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.


/s/ BDO Seidman, LLP

February 1, 2002

Spokane, Washington

                Report of Independent Certified Public Accountants



The Board of Directors and Shareholders of
Hecla Mining Company

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and of cash flows of each of the two years in the period ended December 31, 2000 (appearing on pages F-5 through F-46 of the Hecla Mining Company 2001 Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Hecla Mining Company and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.





/s/ PricewaterhouseCoopers LLP

March 28, 2001

San Francisco, California

                Report of Independent Certified Public Accountants




To the Management Committee of the
Greens Creek Joint Venture:

In our opinion, the balance sheets and the related statements of operations, of changes in venturers' equity and of cash flows present fairly, in all material respects, the financial position of the Greens Creek Joint Venture (the "Venture") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

January 12, 2002

Salt Lake City, Utah

                        Hecla Mining Company and Subsidiaries
                             Consolidated Balance Sheets
                          (In thousands, except share data)
                                       __________

                                                                                        December 31,
                                                                                 -------------------------
                                                                                    2001           2000
                                                                                 -----------    ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $     7,560    $    1,373
  Accounts and notes receivable                                                        6,648        11,164
  Inventories                                                                         10,868        11,269
  Other current assets                                                                 1,426         2,105
  Net assets of discontinued operations                                                2,714        44,057
                                                                                 -----------    ----------
   Total current assets                                                               29,216        69,968
Investments                                                                               69           502
Restricted investments                                                                 6,375         6,268
Properties, plants and equipment, net                                                104,593       108,343
Other noncurrent assets                                                               12,863         9,755
                                                                                 -----------    ----------

   Total assets                                                                  $   153,116    $  194,836
                                                                                 ===========    ==========

                                  LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                                          $     7,938    $    7,520
  Accrued payroll and related benefits                                                 7,832         4,732
  Current portion of long-term debt                                                    7,043        59,274
  Accrued taxes                                                                          787         2,188
  Current portion of accrued reclamation and closure costs                             6,026        12,060
                                                                                 -----------    ----------
   Total current liabilities                                                          29,626        85,774
Deferred income taxes                                                                    300           300
Long-term debt                                                                        11,948        10,041
Accrued reclamation and closure costs                                                 46,455        46,650
Other noncurrent liabilities                                                           6,823         7,326
                                                                                 -----------    ----------

   Total liabilities                                                                  95,152       150,091
                                                                                 -----------    ----------

Commitments and contingencies (Notes 3, 4, 5, 7 and 8)

                              SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
  issued and outstanding - 2,300,000 shares,
  liquidation preference, 2001 - $127,075 and 2000 - $119,025                            575           575
Common stock, $0.25 par value, authorized 100,000,000 shares;
  issued 2001 - 73,068,796 shares, issued 2000 - 66,859,752 shares                    18,267        16,715
Capital surplus                                                                      404,354       400,236
Accumulated deficit                                                                 (364,183)     (366,523)
Accumulated other comprehensive income (loss)                                            173        (4,858)
Less stock held by grantor trust; 2001 - 102,114 common shares,
  2000 - 139,467 common shares                                                          (330)         (514)
Less stock held as unearned compensation; issued 2001 - 19,035 common shares              (6)          - -
Less treasury stock, at cost; 2001 - 62,116 common shares,
  2000 - 62,114 common shares                                                           (886)         (886)
                                                                                 -----------    ----------

   Total shareholders' equity                                                         57,964        44,745
                                                                                 -----------    ----------

   Total liabilities and shareholders' equity                                    $   153,116    $  194,836
                                                                                 ===========    ==========

 The accompanying notes are an integral part of the consolidated financial statements.

                 Hecla Mining Company and Subsidiaries
     Consolidated Statements of Operations and Comprehensive Loss
      (Dollars and shares in thousands, except per share amounts)
                             __________

                                                                                 Year Ended December 31,
                                                                          -------------------------------------
                                                                             2001         2000          1999
                                                                          ----------    ---------    ----------

Continuing operations:
Sales of products                                                         $   85,247    $  75,850    $   73,703
                                                                          ----------    ---------    ----------

Cost of sales and other direct production costs                               60,053       63,088        54,435
Depreciation, depletion and amortization                                      20,475       18,091        18,662
                                                                          ----------    ---------    ----------
                                                                              80,528       81,179        73,097
                                                                          ----------    ---------    ----------
    Gross profit (loss)                                                        4,719       (5,329)          606
                                                                          ----------    ---------    ----------

Other operating expenses:
  General and administrative                                                   7,219        7,303         7,121
  Exploration                                                                  2,157        6,332         5,540
  Depreciation and amortization                                                  265          282           321
  Provision for closed operations and environmental matters                    1,310       20,029        30,100
  Reduction in carrying value of mining properties                               - -       40,240           175
                                                                          ----------    ---------    ----------
                                                                              10,951       74,186        43,257
                                                                          ----------    ---------    ----------
    Loss from operations                                                      (6,232)     (79,515)      (42,651)
                                                                          ----------    ---------    ----------
Other income (expense):
  Interest and other income                                                    3,491        4,609         5,028
  Miscellaneous expense                                                       (2,954)      (1,809)       (1,487)
  Gain (loss) on investments                                                     - -          - -           (96)
  Interest expense:
   Interest costs                                                             (3,887)      (8,119)       (4,607)
   Less amount capitalized                                                       - -          - -            19
                                                                          ----------    ---------    ----------

                                                                              (3,350)      (5,319)       (1,143)
                                                                          ----------    ---------    ----------

Loss from continuing operations before income taxes, extraordinary charge and cumulative effect of change
  in accounting principle                                                     (9,582)     (84,834)      (43,794)
Income tax benefit (provision)                                                   - -          (13)          403
                                                                          ----------    ---------    ----------
Loss from continuing operations before extraordinary charge and
  cumulative effect of change in accounting principle                         (9,582)     (84,847)      (43,391)
Discontinued operations:
  Income (loss), net of income tax                                              (743)       2,572         4,786
  Gain (loss) on disposal, net of income tax                                  12,665       (1,043)          - -
Extraordinary charge, net of income tax                                          - -         (647)          - -
Cumulative effect of change in accounting principle, net of income tax           - -          - -        (1,385)
                                                                          ----------    ---------    ----------
Net income (loss)                                                              2,340      (83,965)      (39,990)
Preferred stock dividends                                                     (8,050)      (8,050)       (8,050)
                                                                          ----------    ---------    ----------
Loss applicable to common shareholders                                        (5,710)     (92,015)      (48,040)
                                                                          ----------    ---------    ----------

Other comprehensive income (loss), net of income tax:
  Cumulative effect of a change in accounting principle                         (136)         - -           - -
  Change in derivative contracts                                                 256          - -           - -
  Unrealized holding gains (losses) on securities                                (26)          13            13
  Reclassification adjustment for losses included in net income (loss)            39          - -            96
  Minimum pension liability adjustment                                           - -          - -           289
  Change in foreign currency items                                             4,898          - -           - -
                                                                          ----------    ---------    ----------
Other comprehensive income                                                     5,031           13           398
                                                                          ----------    ---------    ----------
Comprehensive loss applicable to common shareholders                      $     (679)   $ (92,002)   $  (47,642)
                                                                          ==========    =========    ==========

Basic and diluted income (loss) per common share:
Loss from continuing operations                                           $    (0.25)   $   (1.39)   $    (0.83)
Income from discontinued operations                                             0.17         0.02          0.08
Extraordinary charge                                                             - -        (0.01)          - -
Cumulative effect of change in accounting principle                              - -          - -         (0.02)
                                                                          ----------    ---------    ----------
Basic and diluted loss per common share                                   $    (0.08)   $   (1.38)   $    (0.77)
                                                                          ==========    =========    ==========

Weighted average number of common shares outstanding                          69,396       66,791        62,347
                                                                          ==========    =========    ==========

 The accompanying notes are an integral part of the consolidated financial statements.

                             Hecla Mining Company and Subsidiaries

                             Consolidated Statements of Cash Flows
                                         (In thousands)
                                           __________

                                                                                      Year Ended December 31,
                                                                               -------------------------------------
                                                                                  2001          2000         1999
                                                                               ----------    ----------   ----------
Operating activities:
  Net income (loss)                                                            $    2,340    $  (83,965)  $  (39,990)
  Noncash elements included in net income (loss):
   Depreciation, depletion and amortization                                        20,740        22,363       23,738
   Cumulative effect of change in accounting principle                                - -           - -        1,385
   Extraordinary charge                                                               - -           647          - -
   (Gain) loss on sale of discontinued operations                                 (12,665)        1,043          - -
   Gain on disposition of properties, plants and equipment                           (338)       (1,460)      (2,133)
   Loss on investments                                                                - -           - -           96
   Reduction in carrying value of mining properties                                   - -        40,240        4,577
   Provision for reclamation and closure costs                                      1,061        17,601       28,614
   Change in net assets of discontinued operations                                  1,234         1,347          - -
Change in assets and liabilities:
   Accounts and notes receivable                                                    4,516         6,486       (1,691)
   Income tax refund receivable                                                       - -           - -        1,079
   Inventories                                                                     (1,738)         (108)        (317)
   Other current and noncurrent assets                                             (1,435)          100       (1,324)
   Accounts payable and accrued expenses                                              417        (1,266)      (4,788)
   Accrued payroll and related benefits                                             3,100           669        1,542
   Accrued taxes                                                                   (1,401)           97        1,597
   Accrued reclamation and closure costs and other noncurrent liabilities          (7,793)       (9,528)      (9,429)
                                                                               ----------    ----------   ----------
  Net cash provided (used) by operating activities                                  8,038        (5,734)       2,956
                                                                               ----------    ----------   ----------

Investing activities:
  Proceeds from sale of discontinued operations                                    59,761         9,562          - -
  Purchase of Monarch Resources Investments Limited, net of
   cash acquired                                                                      - -           - -       (9,183)
  Additions to properties, plants and equipment                                   (17,890)      (15,210)     (13,467)
  Proceeds from disposition of properties, plants and equipment                       545         2,671        2,476
  Proceeds from the sale of investments                                               - -           283          311
  Decrease (increase) in restricted investments                                      (107)         (270)         333
  Purchase of investments and change in cash surrender
   value of life insurance, net                                                       406         1,354           54
  Other, net                                                                         (173)          381          133
                                                                               ----------    ----------   ----------
  Net cash provided (used) by investing activities                                 42,542        (1,229)     (19,343)
                                                                               ----------    ----------   ----------

Financing activities:
  Common stock issued for warrants and stock option plans                             428            35          277
  Issuance of common stock, net of offering costs                                   5,462           - -       11,865
  Dividends paid on preferred stock                                                   - -        (6,037)      (8,050)
  Payments for debt issuance costs                                                    - -        (1,811)      (1,255)
  Borrowings against cash surrender value of life insurance                           - -           - -          925
  Borrowings on debt                                                               15,909        80,524       54,063
  Repayments on debt                                                              (66,192)      (67,094)     (41,199)
                                                                               ----------    ----------   ----------
  Net cash provided (used) by financing activities                                (44,393)        5,617       16,626
                                                                               ----------    ----------   ----------

Change in cash and cash equivalents:
  Net increase (decrease) in cash and cash equivalents                              6,187        (1,346)         239
  Cash and cash equivalents at beginning of year                                    1,373         2,719        2,480
                                                                               ----------    ----------   ----------
  Cash and cash equivalents at end of year                                     $    7,560    $    1,373   $    2,719
                                                                               ==========    ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during year for:
   Interest, net of amount capitalized                                         $    2,888    $    8,376   $    4,377
                                                                               ==========    ==========   ==========
   Income tax payments (refunds), net                                          $      (68)   $       54   $     (847)
                                                                               ==========    ==========   ==========

See Notes 10 and 16 for noncash investing and financing activities.

 The accompanying notes are an integral part of the consolidated financial statements.


                             Hecla Mining Company and Subsidiaries
                   Consolidated Statements of Changes in Shareholders' Equity

                      For the Years Ended December 31, 2001, 2000 and 1999
                   (Dollars and shares in thousands, except per share amounts)
                                     _______________

                                                                                      Accumulated    Stock
                                Preferred Stock Common Stock                            Other       Held by
                                --------------- -------------  Capital  Accumulated  Comprehensive  Grantor    Unearned    Treasury
                                Shares Amount   Shares Amount  Surplus   Deficit     Income (Loss)  Stock    Compensation    Stock
                                ------ ------   ------ ------  -------  -----------  -------------  -------  ------------  --------
Balances, December 31, 1998      2,300  $ 575   55,167 $13,792 $374,017  $(230,493)    $ (5,269)    $   - -    $   - -     $ (886)
 Net loss                                                                  (39,990)
 Preferred stock dividends
   ($3.50 per share)                                                        (8,050)
 Stock issued for cash, net
   of issuance costs                             4,739   1,184   10,681
 Stock issued under stock
   option and warrant plans                         99      25      232
 Stock issued to directors                           8       2       18
 Stock issued in connection
   with acquisition of
   Monarch Resources
   Investments Limited                           6,700   1,675   14,290
 Stock issued and held by
   grantor trust                                   132      33      967                                (500)
 Other comprehensive income                                                                 398
                                 -----  -----   ------ ------- --------  ---------     --------     -------    -------     ------

Balances, December 31, 1999      2,300    575   66,845  16,711  400,205   (278,533)      (4,871)       (500)       - -       (886)
 Net loss                                                                  (83,965)
 Preferred stock dividends
   ($1.75 per share)                                                        (4,025)
 Stock issued to directors                           8       2       19
 Stock issued and held by
   grantor trust                                     7       2       12                                 (14)
 Other comprehensive income                                                                  13
                                 -----  -----   ------ ------- --------  ---------     --------     -------    -------     ------

Balances, December 31, 2000      2,300    575   66,860  16,715  400,236   (366,523)      (4,858)       (514)       - -       (886)
 Net income                                                                  2,340
 Stock issued to directors                           7       2        5
 Stock issued and held by
   grantor trust                                    25       6       38                                 (20)
 Stock disbursed by grantor
   trust                                                           (204)                                204
 Stock issued under stock
   option and warrant plans                        408     102      325
 Stock issued for cash, net
   of issuance costs                             5,750   1,437    3,940
 Issuance of restricted stock                       19       5       14                                            (19)
 Amortization of unearned
   compensation                                                                                                     13
 Other comprehensive income                                                               5,031
                                 -----  -----   ------ ------- --------  ---------     --------     -------    -------     ------

Balances, December 31, 2001      2,300  $ 575   73,069 $18,267 $404,354  $(364,183)    $    173     $  (330)   $    (6)    $ (886)
                                 =====  =====   ====== ======= ========  =========     ========     =======    =======     ======



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

     Certain consolidated financial statement amounts have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on earnings or shareholders' equity as previously reported.

B. Company's Business and Concentrations of Credit Risk -- Hecla is engaged in mining and mineral processing activities, including exploration, extraction, processing and reclamation. Hecla's principal products are metals (primarily gold, silver, lead and zinc) and industrial minerals (primarily aggregate products). Substantially all of Hecla's operations are conducted in the United States, Mexico and Venezuela. Sales of metals products are made principally to domestic and foreign custom smelters and metal traders.

     Hecla sells substantially all of its metallic concentrates to smelters which are subject to extensive regulations including environmental protection laws. Hecla has no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to Hecla was significantly reduced because of environmental requirements or otherwise, it is possible that Hecla's silver operations could be adversely affected. Industrial minerals are sold principally to domestic retailers and wholesalers.

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

     At December 31, 2001, the Company had factored accounts receivable without recourse of $0.5 million. Factored accounts receivable are eliminated from the balance of accounts receivable when sold.

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

F. Mine Exploration and Development -- Exploration costs and ongoing development costs at operating mines are charged to operations as incurred. Major mine development expenditures are capitalized at operating properties and at new mining properties not yet producing where proven and probable ore reserves have been identified.

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

H. Remediation of Mining Areas -- Hecla accrues costs associated with environmental remediation obligations at the most likely estimate when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

J. Basic and Diluted Loss Per Common Share -- Basic earnings per share (EPS) is calculated by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses in 2001, 2000 and 1999, potentially dilutive securities were excluded from the calculation of diluted EPS as they were antidilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2001, 2000 and 1999.

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

N. Foreign Currency Translation -- Hecla operates in Mexico with its wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla). Hecla also operates in Venezuela with its wholly owned subsidiary, Minera Hecla Venezolana, C.A. The functional currency for Minera Hecla and Minera Hecla Venezolana is the U.S. dollar. Accordingly, Hecla translates the monetary assets and liabilities of these subsidiaries at the period-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are reflected in the net loss for the period.

O. Risk Management Contracts -- Hecla uses derivative financial instruments as part of an overall risk-management strategy.
These instruments are used as a means of hedging exposure to precious metals prices. Hecla does not hold or issue derivative financial instruments for speculative trading purposes.

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

     Hecla uses forward sales contracts to hedge its exposure to precious metals prices. The underlying hedged production is designated at the inception of the hedge. At January 1, 2001, Hecla's hedging contracts, used to reduce exposure to precious metals prices, consisted of forward sales contracts and a gold lease rate swap.

     As Hecla intends to physically deliver metals in accordance with the terms of certain of the forward sales contracts, Hecla has accounted for these contracts as normal sales in accordance with SFAS 138. As a result, these contracts are not required to be accounted for as derivatives under SFAS 133. In regard to the gold lease rate swap, Hecla recorded a cumulative effect of a change in accounting principle in other comprehensive income of a loss of approximately $0.1 million upon adoption of SFAS 133 on January 1, 2001.

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

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No. 38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this Statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The Company is currently evaluating what effect the adoption of this standard will have on the Company's financial statements.

     The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

R. Liquidity -- As of December 31, 2001, Hecla had cash and cash equivalents of $7.6 million and negative working capital of $0.4 million. Hecla believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, proceeds from potential asset sales and/or future debt or equity security issuances. Hecla's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated prices of metals Hecla produces. Because of the significant impact that changes in the prices of gold, silver, zinc and lead have on Hecla's financial condition, declines in these metals prices may negatively impact short-term liquidity and Hecla's ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support the operations of Hecla, management will defer certain planned capital expenditures and exploration expenditures as needed to conserve cash for operations. If management's plans are not successful, operations and liquidity may be adversely affected.

Note 2:  Discontinued Operations

     On March 27, 2001, Hecla completed a sale of the Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) for $62.5 million. Hecla recorded a gain on the sale of the K-T Group of $12.7 million in 2001. The proceeds from the sale were used to repay a term loan facility of $55.0 million, and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes.

     On March 4, 2002, Hecla completed a sale of the pet operations of the Colorado Aggregate division (CAC) of MWCA for approximately $1.5 million in cash. Hecla continues to pursue the sale of the remaining assets of the industrial minerals segment and has a signed letter of intent to sell the briquette operations of CAC, although there can be no assurance a sales transaction will take place. At December 31, 2001, the net assets of CAC were approximately $2.7 million.

     On March 15, 2000, Hecla sold substantially all of the assets of its Mountain West Products (MWP) division of MWCA for $8.5 million in cash. The sale of MWP resulted in a loss on disposal of $1.0 million. On June 5, 2000, Hecla completed a sale of the landscape operations of CAC for $1.1 million in cash. The sale of the landscape operations did not result in a gain or loss.

     During 1999, based upon anticipated sales proceeds for the sale of the MWCA subsidiary, Hecla determined that certain adjustments were necessary to properly reflect the estimated net realizable value of MWCA. These adjustments, totaling $4.4 million, consisted of write-downs of property, plant and equipment of $3.2 million and a write-down of other noncurrent assets of $1.2 million during the year ended December 31, 1999.

     The net assets of discontinued operations at December 31, 2001 and 2000, consist of (in thousands):

                                                      2001         2000
                                                    --------     --------

                    ASSETS
       Cash and cash equivalents                    $    - -     $  1,750
       Accounts and notes receivable                     - -        9,528
       Inventories                                     2,139        5,035
       Other current assets                              - -          433
       Properties, plants and equipment, net             645       32,174
       Other noncurrent assets                           - -        1,126
                                                    --------     --------

         Total assets                               $  2,784     $ 50,046
                                                    ========     ========

                 LIABILITIES

       Accounts payable and accrued expenses        $    - -     $  4,808
       Accrued payroll and related benefits              - -          510
       Accrued taxes                                     - -           41
       Accrued reclamation and closure costs              70          414
       Other noncurrent liabilities                      - -          216
                                                    --------     --------

         Total liabilities                                70        5,989
                                                    --------     --------

         Net assets of discontinued operations      $  2,714     $ 44,057
                                                    ========     ========

     A summary of operating results of discontinued operations for the three years ended December 31 are as follows (in thousands):


                                                               2001          2000         1999
                                                             ---------     --------     --------
     Sales of products                                       $  21,625     $ 75,054     $ 89,911
                                                             ---------     --------     --------

     Cost of sales                                              20,082       67,114       75,041
     Depreciation, depletion and amortization                    1,099        3,990        4,755
                                                             ---------     --------     --------
                                                                21,181       71,104       79,796
                                                             ---------     --------     --------
     Gross profit                                                  444        3,950       10,115
                                                             ---------     --------     --------

     Other operating expenses:
       General and administrative                                   86          355          328
       Exploration                                                 174          242          394
       Reduction in carrying value of mining properties            - -          - -        4,402
                                                             ---------     --------     --------
                                                                   260          597        5,124
                                                             ---------     --------     --------

     Income from operations                                        184        3,353        4,991
                                                             ---------     --------     --------

     Other income (expense):
       Interest and other income                                     1            9           35
       Miscellaneous expense                                      (923)        (516)         (94)
       Interest expense                                             (5)         (59)         (28)
                                                             ---------     --------     --------
                                                                  (927)        (566)         (87)
                                                             ---------     --------     --------

     Income (loss) from discontinued operations before
       income taxes and gain (loss) on disposal                   (743)       2,787        4,904
     Income tax provision                                          - -         (215)        (118)
                                                             ---------     --------     --------
     Income (loss) from discontinued operations
       before gain (loss) on disposal                             (743)       2,572        4,786
     Gain (loss) on disposal, net of income tax                 12,665       (1,043)         - -
                                                             ---------     --------     --------

     Net income from discontinued operations                 $  11,922     $  1,529     $  4,786
                                                             =========     ========     ========


     The following is sales information for discontinued operations by geographic area for the years ended December 31 (in thousands):

                               2001        2000        1999
                             --------    --------    --------

     United States           $ 15,497    $ 52,293    $ 69,573
     Canada                     1,336       4,225       4,533
     Mexico                     2,950      12,771      11,062
     Japan                        135         421         488
     Taiwan                       376       1,275         885
     Venezuela                    564       1,000         810
     Chile                        307         463         223
     Italy                        197         849         876
     Other foreign                263       1,757       1,461
                             --------    --------    --------
                             $ 21,625    $ 75,054    $ 89,911
                             ========    ========    ========

     The following is sales information for discontinued operations by country of origin for the years ended December 31 (in thousands):

                               2001        2000        1999
                             --------    --------    --------

     United States           $ 19,037    $ 64,309    $ 80,940
     Mexico                     2,588      10,745       8,971
                             --------    --------    --------
                             $ 21,625    $ 75,054    $ 89,911
                             ========    ========    ========

     Hecla's industrial minerals operations lease various facilities and equipment under noncancelable operating lease arrangements. Rent expense incurred for these operating leases during the years ended December 31, 2001, 2000 and 1999, was approximately $0.7 million, $3.6 million and $3.5 million, respectively.

Note 3:  Inventories

Inventories consist of the following (in thousands):

                                                   December 31,
                                                -------------------
                                                  2001       2000
                                                --------   --------

     Concentrates, bullion, metals in transit
       and other products                       $  4,211   $  5,932
     Materials and supplies                        6,657      5,337
                                                --------   --------
                                                $ 10,868   $ 11,269
                                                ========   ========

     At  December 31, 2001, Hecla had forward sales  commitments through December 31, 2004, for 199,158 ounces of gold at an average price of $288.92 per ounce. The aforementioned contracts were designated as hedges at December 31, 2001. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London AM gold price at December 31, 2001, was $276.50 per ounce.

Note 4:  Properties, Plants and Equipment

     The major components of properties, plants and equipment are (in thousands):

                                                December 31,
                                          -----------------------
                                            2001          2000
                                          ---------     ---------

     Mining properties                    $   8,271     $   8,563
     Development costs                      111,827       114,054
     Plants and equipment                   168,210       173,012
     Land                                       925         1,100
                                          ---------     ---------
                                            289,233       296,729
     Less accumulated depreciation,
       depletion and amortization           184,640       188,386
                                          ---------     ---------

     Net carrying value                   $ 104,593     $ 108,343
                                          =========     =========

     During the fourth quarter of 2001, Hecla entered into an agreement to sell its headquarters building in Coeur d'Alene, Idaho, for $5.6 million in cash. The sale of the building is expected to close during the second quarter of 2002. In connection with the sale, the Company entered into a lease agreement with the purchaser to lease a portion of the building, which will be effective upon closing on the sale of the building. The lease calls for monthly payments of approximately $38,000 over the next two years, at which time the Company has an option to reduce the amount of leased space for an additional three years. The purchaser of the building will also have an option to terminate the lease agreement with Hecla during the first two years of the lease agreement, subject to certain payments to Hecla.

     In the fourth quarter of 2000, Hecla recorded an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday silver mine property, plant and equipment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adjustment at Lucky Friday was necessitated due to continued low silver and lead prices combined with further declines in silver and lead prices during the fourth quarter of 2000. For the first nine months of 2000, silver averaged $5.08 per ounce and lead averaged $0.203 per pound. During the fourth quarter of 2000, silver decreased to an average price of $4.75 per ounce and ended the year at $4.59 per ounce. Lead averaged $0.214 per pound during the fourth quarter of 2000 and ended the year at $0.214 per pound. On July 17, 2001, Hecla announced that operations at its Lucky Friday silver mine would be reduced, effective October 2001, due to continued low silver and lead prices. Additionally, during the second quarter of 2000, Hecla recorded adjustments of $4.4 million for properties, plants and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated due to the planned closure of the Rosebud mine by Hecla and its joint-venture partner. The Rosebud mine completed mining activity in July 2000 and milling activities in August 2000. At the Noche Buena property, Hecla suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price, an adjustment to the carrying value of the Noche Buena property was recorded.

Note 5:  Environmental and Reclamation Adjustments

     During 2000, Hecla recorded charges of $16.4 million for future environmental and reclamation expenditures at the Grouse Creek property, the Bunker Hill Superfund site and other idle properties. During the fourth quarter of 2000, an Administrative Order on Consent was entered into with the U.S. Environmental Protection Agency, requiring Hecla to commence dewatering of the tailings impoundment at Grouse Creek in 2001. Due to the Administrative Order on Consent, updated cost estimates were determined in accordance with Statement of Position 96-1, "Environmental Remediation Liabilities." At the Bunker Hill Superfund site, estimated future costs were increased based upon results of sampling activities completed through 2000 and current cost estimates to remediate residential yards and commercial properties.

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

     For additional information regarding environmental matters, see Note 8 of Notes to Consolidated Financial Statements.

Note 6:  Income Taxes

     Major components of Hecla's income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999, relating to continuing operations are as follows (in thousands):

                                    2001        2000       1999
                                   ------      ------     ------

  Current:
    Federal                        $  - -      $  - -     $  - -
    Foreign                           - -          13       (403)
                                   ------      ------     ------

  Income tax provision (benefit)   $  - -      $   13     $ (403)
                                   ======      ======     ======

     For the year ended December 31, 2001, the income tax provision related to discontinued operations was zero. For the years ended December 31, 2000 and 1999, the income tax provision related to discontinued operations was $215,000 and $118,000, respectively.

     Domestic and foreign components of income (loss) from continuing operations before income taxes for the years ended
December 31, 2001, 2000 and 1999, are as follows (in thousands):

                         2001        2000        1999
                      ---------   ---------   ---------

     Domestic         $ (19,822)  $ (79,645)  $ (38,781)
     Foreign             10,240      (5,189)     (5,013)
                      ---------   ---------   ---------

     Total            $  (9,582)  $ (84,834)  $ (43,794)
                      =========   =========   =========

     The components of the net deferred tax liability were as follows (in thousands):

                                                          December 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------

     Deferred tax assets:
       Accrued reclamation costs                    $   18,231     $   19,945
       Investment valuation differences                  1,357          2,172
       Capital loss carryover                              - -            603
       Postretirement benefits other than pensions       1,437          1,303
       Deferred compensation                               902          1,493
       Accounts receivable                                 - -            456
       Foreign net operating losses                      7,579         10,420
       Federal net operating losses                    109,627        105,104
       State net operating losses                       12,264         13,327
       Properties, plants and equipment                  2,747         12,049
       Tax credit carryforwards                          1,989          1,989
       Miscellaneous                                     1,479          1,355
                                                    ----------     ----------
       Total deferred tax assets                       157,612        170,216
       Valuation allowance                            (153,214)      (167,109)
                                                    ----------     ----------
         Net deferred tax assets                         4,398          3,107
                                                    ----------     ----------
     Deferred tax liabilities:
       Pension costs                                    (4,398)        (3,107)
       Other                                              (300)          (300)
                                                    ----------     ----------
         Total deferred tax liability                   (4,698)        (3,407)
                                                    ----------     ----------

     Net deferred tax liability                     $     (300)    $     (300)
                                                    ==========     ==========

     Hecla recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2001, 2000 and 1999, are as follows (in thousands):

                                    2001         2000         1999
                                 ----------   ----------   ----------

Balance at beginning of year     $ (167,109)  $ (139,852)  $ (115,654)
  Increase due to
  exclusion of net
  deferred tax liability
  associated with
  discontinued operations               - -       (3,266)         - -

  Increase related to
  nonutilization of net
  operating loss carry-
  forwards and
  nonrecognition of
  deferred tax assets due
  to uncertainty of
  recovery                              - -      (23,991)     (24,198)

  Decrease related to
  expiration of foreign
  net operating loss
  carryforwards and an
  adjustment to foreign
  property, plant and                13,895          - -          - -
  equipment                      ----------   ----------   ----------
Balance at end of year           $ (153,214)  $ (167,109)  $ (139,852)
                                 ==========   ==========   ==========

     The annual tax provision (benefit) is different from the amount which would be provided by applying the statutory federal income tax rate to Hecla's pretax income (loss). The reasons for the difference are (in thousands):

                                     2001                  2000                 1999
                              ------------------    ------------------    ------------------
  Computed "statutory"
   (benefit)/provision        $   (3,258)   (34)%   $  (28,844)   (34)%   $  (14,890)   (34)%
  Nonutilization of net
   operating losses and
   effect of foreign taxes         3,258     34         28,857     34         14,487     33
                              ----------   ----     ----------   ----     ----------   ----
                              $      - -    - -%    $       13    - -%    $     (403)    (1)%
                              ==========   ====     ==========   ====     ==========   ====


     As of December 31, 2001, for income tax purposes, Hecla has net operating loss carryovers of $322.4 million and $241.2 million for regular and alternative minimum tax purposes, respectively. These operating loss carryovers substantially expire over the next 15 to 20 years, the majority of which expire between 2006 and 2021. In addition, Hecla has foreign tax operating losses of approximately $22.3 million which expire between 2004 and 2011. Approximately $17.4 million of regular tax loss carryovers are subject to limitations in any given year due to mergers. Hecla has approximately $0.9 million in alternative minimum tax credit carryovers eligible to reduce future regular tax liabilities.

Note 7:  Long-Term Debt and Credit Agreement

     Long-term debt consists of the following (in thousands):

                                  December 31,
                             ----------------------
                               2001         2000
                             ---------    ---------

  Revolving bank debt        $   2,800    $   1,024
  Project financing debt        13,191       10,250
  Subordinated bank debt         3,000        3,000
  Term loan facility               - -       55,000
  Other long-term debt             - -           41
                             ---------    ---------

                                18,991       69,315
  Less current portion          (7,043)     (59,274)
                             ---------    ---------

                             $  11,948    $  10,041
                             =========    =========

     Future minimum debt repayments associated with long-term debt as of December 31, 2001, are as follows (in thousands):

     Year ending December 31
     -------------------------------

     2002                                    $  7,043
     2003                                       7,283
     2004                                       2,337
     2005                                       1,368
     2006                                         960
                                             --------

     Total long-term debt repayments         $ 18,991
                                             ========

Revolving Bank Debt

     The Company has a revolving bank agreement which allows borrowings up to $3.0 million for general corporate purposes. This loan is payable on April 30, 2002, and is collateralized by Hecla's headquarters building in Coeur d'Alene, Idaho. Hecla has entered into an agreement to sell its headquarters building during the second quarter of 2002. As of December 31, 2001 and 2000, $2.8 million and $1.0 million was outstanding and classified as current portion of long-term debt. At December 31, 2001, the interest rate on this loan was 7%.

Project Financing and Subordinated Bank Debt

     At December 31, 2001 and 2000, Hecla's wholly owned subsidiary, Hecla Resources Investments Limited (HRIL) had $6.5 million and $10.25 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is payable in semiannual payments through December 31, 2004, and had an interest rate of 4.8% at December 31, 2001.

     HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. The Company is required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At December 31, 2001, there were 169,158 ounces of gold sold forward. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter thereafter can be leased at a rate of 1.5% for each following quarter. The Company maintains a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate.

     In connection with the project financing agreement, Hecla has outstanding a $3.0 million subordinated loan agreement, repayable in three semiannual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at December 31, 2001 and 2000. The loan agreement gives the Company the option to capitalize interest payments by adding them to the principal amount of the loan. At December 31, 2001, the interest amount added to principal was approximately $0.5 million. The interest rate on the subordinated debt was 5.9% as of December 31, 2001.

     At December 31, 2001, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla) had $6.7 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian project on the Saladillo mining concessions located near Durango, Mexico. The credit facility is nonrecourse to Hecla. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months.

The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions and bears interest at the rate of 13%.

Term Loan Facility

     On March 27, 2001, Hecla completed a sales transaction for the K-T Clay group for $62.5 million which was partially utilized to repay the $55.0 million term loan facility due on April 10, 2001. At December 31, 2000, $55.0 million was outstanding and classified as current portion of long-term debt.

Note 8:  Commitments and Contingencies

Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site. In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree. In September 2001, the Idaho Federal District Court held a hearing on the Company's motion to relieve the Company from some or all of the obligations under the 1994 Consent Decree based on a number of arguments including the impact of changed circumstances because EPA determined to utilize a broad remedial investigation feasibility study (RI/FS) CERCLA process to address environmental issues in the Coeur d'Alene Basin outside the Bunker Hill Site. In a September 30, 2001, Order, amended October 15, 2001, the Court held that sufficient changed circumstances had occurred to support modification of the 1994 Consent Decree. In the Order, as amended, the Court permitted the mining companies to terminate further work under the 1994 Consent Decree for 2001 except for a few high-risk yards and stated the Court would make a final decision on the request to modify the Consent Decree after EPA's Record of Decision (ROD) on the Basin cleanup is issued. EPA recently issued its proposed plan for the cleanup of the Coeur d'Alene Basin and a ROD on the cleanup plan is expected to be issued by EPA in 2002. As of December 31, 2001, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $9.7 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

     In May 1998, the EPA announced that it had commenced a RI/FS under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed cleanup plan for the Basin, and EPA's Record of Decision on the cleanup plan is expected to be issued by EPA in 2002.

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the United States' Federal District Court cases on January 22, 2001, and was concluded on July 30, 2001. In the first phase of the trial, the Court has been asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court has also been asked to determine the liability of the United States for its historic involvement in the Basin. No decision on the issues before the Court in the first phase of the litigation has been issued. If liability is determined in the first phase, a second trial will be scheduled for 2002 or 2003 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only defendants remaining in the litigation.

     During 2000 and into 2001, Hecla was involved in settlement negotiations with representatives of the U.S. government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a state of Idaho led settlement effort. On August 16, 2001, the Company entered into an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. The settlement, if and when finalized in the form of a Consent Decree, would release the Company from further liability to the governments for its historic mining practices in the Coeur d'Alene Basin. The Agreement in Principle caps for a period of ten years the majority of the cleanup related expenditures the Company is responsible for annually at the Bunker Hill Superfund Site, the Grouse Creek mine and the Stibnite site in central Idaho. The Agreement limits these payments to the Government and/or cleanup obligations at these sites to a fixed annual cap of $5.0 million for each of the first two years of the Agreement and $6.0 million for each of the next eight years. Hecla is committed to work and/or make payments of $4.0 million annually for the following 20 years thereafter. In addition, Hecla would either have to pay or perform clean up obligations amounting to 10% of its operating cash flow as adjusted for certain exploration expenditures. Hecla would provide a security interest in assets with a value of $20 million which will decline over ten years. The Agreement in Principle does not include the Coeur d'Alene Indian Tribe; however, the Company hopes to be able to include the Tribe as a party to the settlement under the terms of a final consent decree. Representatives of the United States, the State of Idaho and the Company continue to work on terms of a definitive consent decree incorporating the terms of the Agreement in Principle. However, there are a number of significant issues which will need to be resolved prior to finalizing the definitive Consent Decree.

     As of December 31, 2001, the Company has accrued $43.6 million related to the properties covered by the Agreement in Principle. The range of liability for these sites could be up to $138.0 million on an undiscounted basis over 30 years plus the percentage of operating cash flow. If, and when, the Agreement in Principle is finalized in the form of a Consent Decree, if the terms of the obligation are fixed and determinable, they may be discounted. Hecla has accrued what management believes is the best estimate of the liability as of December 31, 2001. However, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

Private Class Action Litigation

     On or about January 7, 2002, a class action complaint was filed in this matter in the Idaho District Court, County of

Kootenai, against several corporate defendants, including the Company. The Company was served with the Complaint on January 29, 2002. The Complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, a real property remediation and restoration program, and damages for diminution in property value, plus other damages and costs. The Company believes the Complaint is subject to challenge on a number of bases and intends to vigorously defend itself in this litigation.

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site consent decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of December 31, 2001, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other Claims

     In 1997, Hecla's subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), terminated shipments (comprising approximately 1% of annual ball clay production) sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover its losses and its insurance company's payments to downstream users of its animal feed. The complaint alleged negligence, strict liability and breach of implied warranties and seeks damages in excess of $7.0 million. Legal counsel retained by the insurance company for K-T Clay had the case removed to Federal Court in Arkansas. In July 2000, a second complaint was filed against K-T Clay and Hecla in Arkansas State Court by

Townsends, Inc., another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the United States District Court in Arkansas on August 31, 2000, by Archer Daniels Midland Company, a successor in interest to Quincy Soybean Company, a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The Townsends and Archer Daniels lawsuits allege damages totaling approximately $300,000 and $1.4 million, respectively. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. In January 2001, Hecla was dismissed from the only lawsuit in which it had been named as a defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods litigation against K-T Clay through settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods settlement. In August 2001, the Federal District Court dismissed the Archer Daniels litigation; however, a similar lawsuit based upon implied warranty was refiled by Archer Daniels against K-T Clay on October 24, 2001, in Arkansas Federal Court. The defense of the Townsends lawsuit is being covered by insurance. The Company believes that K-T Clay's insurance coverage is available to cover the remaining claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. Although the outcome of the remaining litigation or insurance coverage cannot be assured, Hecla currently believes that there will be no material adverse effect on Hecla's results of operations, financial condition or cash flows from this matter.

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

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2001, and a statement of the funded status as of December 31, 2001 and 2000 (in thousands):

                                                      Pension Benefits           Other Benefits
                                                   ----------------------    ----------------------
                                                     2001         2000         2001         2000
                                                   ---------    ---------    ---------    ---------

  Change in benefit obligation:
  Benefit obligation at beginning of year          $  45,994    $  43,811    $   2,377    $   2,418
  Service cost                                           822        1,406           24           24
  Interest cost                                        2,707        2,989          166          169
  Plan amendments                                      2,027            7          - -          - -
  Actuarial (gain) loss                               (1,678)         405          177          (98)
  Divestitures                                        (4,044)         - -          - -          - -
  Benefits paid                                       (2,298)      (2,624)        (126)        (136)
  Settlements                                         (1,934)         - -          - -          - -
  Curtailments                                          (501)         - -          - -          - -
                                                   ---------    ---------    ---------    ---------
  Benefit obligation at end of year                   41,095       45,994        2,618        2,377
                                                   ---------    ---------    ---------    ---------

  Change in plan assets:
  Fair value of plan assets at beginning of year      67,285       58,721          - -          - -
  Actual return on plan assets                        (6,497)      11,023          - -          - -
  Divestitures                                        (4,027)         - -          - -          - -
  Employer contributions                                  64          165          126          136
  Settlements                                         (2,419)         - -          - -          - -
  Benefits paid                                       (2,298)      (2,624)        (126)        (136)
                                                   ---------    ---------    ---------    ---------
  Fair value of plan assets at end of year            52,108       67,285          - -          - -
                                                   ---------    ---------    ---------    ---------

  Funded status at end of year                        11,014       21,292       (2,618)      (2,377)
  Unrecognized net actuarial gain                     (3,333)     (15,674)        (153)        (352)
  Unrecognized transition (asset) obligation              35         (455)         - -          - -
  Unrecognized prior service cost                      2,687        2,756          209          285
                                                   ---------    ---------    ---------    ---------
  Net amount recognized in consolidated
    balance sheets                                 $  10,403    $   7,919    $  (2,562)   $  (2,444)
                                                   =========    =========    =========    =========

     The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2001 and 2000 (in thousands):

                                 Pension Benefits         Other Benefits
                               --------------------    --------------------
                                 2001        2000        2001        2000
                               --------    --------    --------    --------

  Prepaid benefit costs        $ 12,067    $  9,524    $    - -    $    - -
  Accrued benefit liability      (1,664)     (1,940)     (2,562)     (2,444)
  Intangible asset                  - -         335         - -         - -
                               --------    --------    --------    --------
  Net amount recognized        $ 10,403    $  7,919    $ (2,562)   $ (2,444)
                               ========    ========    ========    ========

     The benefit obligation was calculated by applying the following weighted average assumptions:

                                      Pension            Other
                                      Benefits          Benefits
                                    -------------     -------------
                                    2001     2000     2001     2000
                                    ----     ----     ----     ----

  Discount rate                     7.00%    7.00%    7.00%    7.00%
  Expected rate on plan assets      9.00%    9.00%     - -      - -
  Rate of compensation increase     3.00%    3.50%     - -      - -


     Net periodic pension cost (income) for the plans consisted of the following in 2001, 2000 and 1999 (in thousands):

                                                 Pension Benefits                    Other Benefits
                                       -----------------------------------    --------------------------------
                                         2001         2000         1999         2001        2000        1999
                                       ---------    ---------    ---------    --------    --------    --------
  Service cost                         $     822    $   1,406    $   1,289    $     24    $     24    $     23
  Interest cost                            2,707        2,989        2,611         166         169         155
  Expected return on plan assets          (5,593)      (5,192)      (4,516)        - -         - -         - -
  Amortization of transition asset          (711)        (426)        (152)         75          75         - -
  Amortization of unrecognized prior
    service cost                             246          315          211         - -         - -         - -
  Amortization of unrecognized net
    gain from earlier periods               (450)        (420)        (316)        (22)        (14)       (116)
                                       ---------    ---------    ---------    --------    --------    --------
  Net periodic pension cost (income)      (2,979)      (1,328)        (873)        243         254          62

  Curtailment loss                           395          - -          - -         - -         - -         - -
                                       ---------    ---------    ---------    --------    --------    --------
  Net periodic benefit cost (income)
    after curtailment                  $  (2,584)   $  (1,328)   $    (873)   $    243    $    254    $     62
                                       =========    =========    =========    ========    ========    ========

     During 2001, as part of the sale of the K-T Clay Group, the Company recognized a $0.5 million pension curtailment gain on the Hecla Mining Company Pension Plan. This gain was a result of the elimination of salaried employees at K-T Clay from inclusion in the Hecla Mining Company Pension Plan. Also, as part of the K-T Clay Group sale, $2.4 million in assets of the Hecla Mining Company Pension Plan were transferred to the purchaser's pension plan to fund the liability of plan participants that were employed by the K-T Clay Group at the time of the sale. In addition, two hourly pension plans for hourly employees of the K-T Clay Group were transferred in their entirety as part of the sale of the K-T Clay Group.

     As a result of a reduction in the workforce at the Lucky
Friday mine during 2001, the Company recorded a pension curtailment loss of approximately $0.9 million associated with the Lucky Friday Hourly Pension Plan.

     Information related to the defined benefit plans of the industrial minerals segment, which is reported as a discontinued operation as of December 31, 2000, is included in the preceding tables. These plans were transferred as part of the sale of the K-T Group during 2001. Summarized information with respect to these plans is as follows (in thousands):


Benefit obligation at December 31, 2000                $  4,044
                                                       ========

Fair value of plan assets at December 31, 2000         $  4,027
                                                       ========

Net prepaid benefit cost at December 31, 2000          $    163
                                                       ========

Net periodic pension cost for the year ended           $    129
December 31, 2000                                      ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,303,000, $1,303,000 and $0, respectively, as of December 31,
2001, and $2,989,000, $2,417,000 and $665,000, respectively, as of December 31, 2000.

     Hecla has a nonqualified Deferred Compensation Plan which permits eligible officers, directors and key employees to defer a portion of their compensation. In November 1998, Hecla amended the plan to permit participants to transfer all or a portion of their deferred compensation amounts into a Company common stock account to be held in trust until distribution. As of December 31, 2001 and 2000, a total of 102,114 and 139,467 shares, respectively, of Hecla's common stock are held in the grantor trust. Shares held in the grantor trust are valued at fair value at the time of issuance, are recorded in the contra equity account "Stock held by grantor trust," and are legally outstanding for registration purposes and dividend payments. The shares held in the grantor trust are considered outstanding for purposes of calculating loss per share. The deferred compensation, together with Company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment, and at December 31, 2001 and 2000, amounted to approximately $2.3 and $3.6 million, respectively. During 2001, the plan was terminated and all amounts will be distributed during 2002 and 2003.

     Hecla has an employees' Capital Accumulation Plan which is available to all salaried and certain hourly employees after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. Hecla makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 6% of the employee's earnings. Hecla's contribution was approximately $102,000 in 2001, $232,700 in 2000 and $274,000 in 1999.

     Hecla has an employee's 401(k) plan which is available to all hourly employees at Hecla's Lucky Friday mine after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. Hecla makes a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. Hecla's contribution was approximately $40,000 in 2001, $60,000 in 2000 and $50,000 in 1999.

Note 10:  Shareholders' Equity

Preferred Stock

     Hecla has 2.3 million shares of Series B Cumulative
Convertible Preferred Stock (the Preferred Shares) outstanding.
Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors. As of January 31, 2002, Hecla has failed to pay the equivalent of six quarterly dividends of $12.1 million.

     The Preferred Shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The Preferred Shares are redeemable at the option of Hecla, in whole or in part, at $52.45 per share in July 1996 and thereafter at prices declining ratably on each July 1 to $50.00 per share on or after July 1, 2003.

     Holders of the Preferred Shares have no voting rights except if Hecla fails to pay the equivalent of six quarterly dividends. As of January 31, 2002, Hecla has failed to pay the equivalent of six quarterly dividends totaling $12.1 million. Due to the failure to pay dividends, at the Company's next annual shareholders' meeting, holders of the Preferred Shares, voting as a class, shall be entitled to elect two additional directors.
The holders of Preferred Shares also have voting rights related to certain amendments to Hecla's Certificate of Incorporation.

     The Preferred Shares rank senior as to dividends and upon liquidation to the common stock and any outstanding shares of Series A Preferred Shares. The Preferred Shares have a liquidation preference of $50.00 per share plus all undeclared and unpaid dividends. Such preference aggregates total
$127,075,000 at December 31, 2001.

Shareholder Rights Plan

     In 1996, Hecla adopted a replacement Shareholder Rights Plan. Pursuant to this plan, holders of common stock received one preferred share purchase right for each common share held. The rights will be triggered once an Acquiring Person, as defined in the plan, acquires 15% or more of Hecla's outstanding common shares. The 15% triggering threshold may be reduced by the Board of Directors to not less than 10%. When exercisable, the right would, subject to certain adjustments and alterations, entitle rightholders, other than the Acquiring Person or group, to purchase common stock of Hecla or the acquiring company having a market value of twice the $50 exercise price of the right. The rights are nonvoting, may be redeemed by the Company at any time at a price of one cent per right, and expire in May 2006. Additional details regarding the rights are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 10, 1996.

Stock Based Plans

     At December 31, 2001, executives, key employees and directors had been granted options to purchase common shares or were credited with common shares under the stock based plans described below. Hecla has adopted the disclosure-only provisions of SFAS 123. No compensation expense has been recognized in 2001, 2000 or 1999 for unexercised options related to the stock option plans. Had compensation cost for Hecla's stock option plans been determined based on the fair market value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, Hecla's loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                          2001        2000       1999
                                         -------    --------   -------

Loss applicable to common shareholders:
  As reported                            $ 5,710     $ 92,015    $ 48,040
  Pro forma                              $ 6,490     $ 92,937    $ 49,060

Loss applicable to common
  shareholders per share:
    As reported                          $ 0.08      $ 1.38      $ 0.77
    Pro forma                            $ 0.09      $ 1.39      $ 0.79

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        2001         2000         1999
                                      --------     --------     --------
  Expected dividend yield                 0.00%        0.00%        0.00%
  Expected stock price volatility        61.24%       49.03%       50.87%
  Risk-free interest rate                 4.68%        6.74%        4.79%
  Expected life of options            4.3 years    4.1 years    4.1 years

     The weighted average fair value of options granted in 2001, 2000 and 1999 was $0.47, $0.51 and $1.19, respectively.

     Hecla adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. During 2001, 2000 and 1999, respectively, 8,000, 23,500 and
58,500 options to acquire shares expired under the 1987 plan.
The ability to grant further options under the plan expired on February 13, 1997.

     In 1995, the shareholders of Hecla approved the 1995 Stock Incentive Plan which provides for a variety of stock-based grants to Hecla's officers and key employees. The plan provides for the grant of stock options, stock appreciation rights, restricted stock and performance units to eligible officers and key employees of Hecla. The 1995 stock option plan has 3,000,000 shares authorized. Stock options under the plan are required to be granted at 100% of the market value of the stock on the date of the grant. The terms of such options shall be no longer than ten years from the date of grant. During 2001, 2000 and 1999, respectively, 698,000, 481,000 and 739,500 options to acquire shares were granted to Hecla's officers and key employees of which 641,000, 385,000 and 630,000, respectively, of these options to acquire shares were granted with vesting requirements. Under the vesting requirements for 2001, 33% of the options were available on the date of the grant, with an additional 33% available on the next anniversary period and 33% available six months after the first anniversary date. For the options granted during 2001, there is no tax offset bonus provision. During 2001, 2000 and 1999, respectively, 188,500, 947,500 and 27,000 options to acquire shares expired under the 1995 plan.

     In November 2001, 76,142 shares of restricted common stock of the Company were issued to one officer of the Company as a component of the officer's base salary for the twelve-month period commencing December 1, 2001. These shares were issued under the 1995 Stock Incentive Plan. At December 31, 2001, there were 722,358 shares available for future grant under the 1995 plan.

     In 1995, Hecla adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which may be terminated by the Board of Directors at any time. Each nonemployee director is credited with 1,000 shares of Hecla's common stock on May 30 of each year. Nonemployee directors joining the Board of Directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of
(1) death or disability; (2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control of Hecla. Subject to certain restrictions, directors may elect to receive delivery of shares on such date or in annual installments thereafter over 5, 10 or 15 years. The shares of common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan is 120,000. During 2001, 2000 and 1999, respectively, 7,000, 8,000 and 8,000 shares were credited to the nonemployee directors. During 2001, 2000 and 1999, $7,000, $9,000 and $20,000, respectively, were charged to operations associated with the Directors' Stock Plan. At December 31, 2001, there were 68,057 shares available for grant in the future under the plan.

     Transactions concerning stock options pursuant to all of the above-described stock option plans are summarized as follows:

                                                         Weighted Average
                                             Shares       Exercise Price
                                            ---------    ----------------

     Outstanding, December 31, 1998         1,655,415      $    6.76

     Year ended December 31, 1999
         Granted                              739,500      $    2.88
         Exercised                             (1,500)     $    2.88
         Expired                              (85,500)     $   10.14
                                            ---------

     Outstanding, December 31, 1999         2,307,915      $    5.39

     Year ended December 31, 2000
         Granted                              481,000      $    1.31
         Exercised                                - -      $     - -
         Expired                             (973,415)     $    4.40
                                            ---------

     Outstanding, December 31, 2000         1,815,500      $    4.85

     Year ended December 31, 2001
         Granted                              698,000      $    1.13
         Exercised                                - -      $     - -
         Expired                             (196,500)     $    2.86
                                            ---------

     Outstanding, December 31, 2001         2,317,000      $    3.89
                                            =========

     The following table displays exercisable stock options and the weighted average exercise price of the exercisable options as of December 31, 2001, 2000 and 1999:

                                      2001          2000           1999
                                   -----------   -----------    -----------

Exercisable options                  1,701,400     1,322,533      1,302,215
Weighted average exercise price    $      4.62   $      5.36    $      6.06


     The following table presents information about the stock options outstanding as of December 31, 2001:

                                                                       Weighted Average
                                                                 -----------------------------
                                                  Range of                         Remaining
                                 Shares        Exercise Price    Exercise Price   Life (years)
                                ---------     ----------------   -----------------------------
   Exercisable options            421,150     $  1.13 - $ 1.31        $ 1.20            5

   Exercisable options            340,750     $  2.88 - $ 2.88        $ 2.88            7
   Exercisable options            680,000     $  5.63 - $ 8.00        $ 5.86            6
   Exercisable options            259,500     $  8.63 - $10.50        $ 9.20            3
                                ---------

   Total exercisable options    1,701,400     $  1.13 - $10.50        $ 4.62            6

   Unexercisable options          615,600     $  1.13 - $ 8.63        $ 1.90            5
                                ---------

   Total all options            2,317,000     $  1.13 - $10.50        $ 3.89            6
                                =========


     No amounts were charged to operations in connection with the stock option plans in 2001, 2000 or 1999.

Common Stock Offerings

     On August 28, 2001, Hecla issued 5,749,883 shares of its common stock in a private placement transaction for the benefit of the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan for approximately $5.5 million. Proceeds from the private placement are available for general corporate purposes.

     In connection with a May 1999 stock offering, Hecla issued 1,603,998 warrants to purchase Hecla common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of (i) $3.19, and (ii) 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to Hecla. In 1999, 97,000 warrants were exercised and Hecla issued 97,000 shares of its common stock. Proceeds of $0.3 million were realized from the exercise of the warrants. During 2001, 408,000 warrants were exercised and Hecla issued 408,000 shares of its common stock.

Proceeds of $0.4 million were realized from the exercise of the warrants. At December 31, 2001, 1,098,801 warrants remain outstanding and are exercisable until May 11, 2002. In February 2002, 668,345 warrants were exercised and Hecla issued 668,345 shares of its common stock. Proceeds of $0.8 million were realized from the exercise of the warrants.

     Hecla has an existing Registration Statement on Form S-3 which provides for the issuance of up to $100.0 million of equity and debt securities. As of December 31, 2001, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the current market capitalization of the Company and the unpaid dividends on the Preferred Stock, there can be no assurance as to the availability of any financing arrangement under this Registration Statement.

Note 11:  Business Segments

     Hecla is organized and managed primarily on the basis of the principal products being produced from its operating units. One of the operating units has been aggregated into the Metals-Gold segment, three of the operating units have been aggregated into the Metals-Silver segment, and one operating unit has been aggregated as part of the Industrial Minerals segment. During November 2000, the industrial minerals segment was designated as a discontinued operation. For further discussion, see "Discontinued Operations" Note 2 to financial statements.
General corporate activities not associated with operating units, as well as idle properties, are presented as Other.

     The tables below present information about reportable segments as of and for the years ended December 31 (in thousands). Information related to the statement of operations data relates to continuing operations only. See Note 2 for information related to the industrial minerals segment operations. Balance sheet data include the industrial minerals segment classified as discontinued operations as of December 31, 2001 and 2000.

                                             2001        2000       1999
                                           --------    --------    -------

Net sales to unaffiliated customers:
  Metals-Gold                              $ 41,452    $ 31,573    $ 23,588
  Metals-Silver                              43,795      44,277      50,115
                                           --------    --------    --------
                                           $ 85,247    $ 75,850    $ 73,703
                                           ========    ========    ========

Gain (loss) from operations:
  Metals-Gold                              $ 11,525    $(13,982)   $ (6,848)
  Metals-Silver                              (8,640)    (37,699)      1,913
  Other                                      (9,117)    (27,834)    (37,716)
                                           --------    --------    --------
                                           $ (6,232)   $(79,515)   $(42,651)
                                           ========    ========    ========

Capital expenditures:
  Metals-Gold                              $  4,692    $  4,592    $  7,788
  Metals-Silver                              13,183       6,670       3,418
  Industrial Minerals                           - -         - -       2,221
  Discontinued operations                       145       3,921         - -
  Other                                          15          27          40
                                           --------    --------    --------
                                           $ 18,035    $ 15,210    $ 13,467
                                           ========    ========    ========

Depreciation, depletion and amortization:
  Metals-Gold                              $  9,868    $  7,282    $  7,706
  Metals-Silver                              10,607      10,809      10,956
  Other                                         265         282         321
                                           --------    --------    --------
                                           $ 20,740    $ 18,373    $ 18,983
                                           ========    ========    ========

                                             2001        2000        1999
                                           --------    --------    --------

Other significant noncash items:
  Metals-Gold                              $    354    $  9,241    $    240
  Metals-Silver                                 707      31,759       1,911
  Industrial Minerals                           - -         - -       4,638
  Discontinued operations                       - -         159         - -
  Other                                          44      17,329      27,787
                                           --------    --------    --------
                                           $  1,105    $ 58,488    $ 34,576
                                           ========    ========    ========

Identifiable assets:
  Metals-Gold                              $ 40,489    $ 42,667    $ 56,018
  Metals-Silver                              84,845      81,572     121,814
  Industrial Minerals                           - -         - -      65,580
  Discontinued operations                     2,714      44,057         - -
  Other                                      25,068      26,540      24,945
                                           --------    --------    --------

                                           $153,116    $194,836    $268,357
                                           ========    ========    ========

     The following is sales information for continuing operations by geographic area for the years ended December 31 (in thousands):

                               2001        2000        1999
                             --------    --------    --------

United States                $ 15,895    $ 25,147    $ 37,725
Canada                         15,951      15,274      14,791
Mexico                         12,018       6,193       5,100
United Kingdom                 20,771      22,417       8,903
Japan                          13,018       3,556       2,268
Other foreign                   7,594       3,263       4,916
                             --------    --------    --------

                             $ 85,247    $ 75,850    $ 73,703
                             ========    ========    ========

     The following is sales information for continuing operations by country of origin for the years ended December 31 (in thousands):

                               2001        2000       1999
                             --------    --------   --------

United States                $ 36,058    $ 51,019   $ 66,246
Venezuela                      41,406      24,780      4,248
Mexico                          7,783          51      3,209
                             --------    --------   --------

                             $ 85,247    $ 75,850   $ 73,703
                             ========    ========   ========

     The following is properties, plants and equipment information for continuing operations by geographic area as of December 31 (in thousands):

                               2001        2000        1999
                             ---------   --------    ---------

United States                $  69,791   $ 75,073    $ 148,645
Venezuela                       25,677     30,852       31,490
Mexico                           9,125      2,418       10,858
Other South America                - -        - -           33
                             ---------   ---------   ---------

                             $ 104,593   $ 108,343   $ 191,026
                             =========   =========   =========

     At December 31, 2001 and 2000, properties, plants and equipment by geographic location of the discontinued operations segment are as follows (in thousands):

                      2001         2000
                     -------     --------

United States        $   645     $ 26,347
Mexico                   - -        5,801
South America            - -           26
                     -------     --------

                     $   645     $ 32,174
                     =======     ========

     Sales to significant metals customers, including both the Metals-Gold and Metals-Silver segments, as a percentage of total sales from the Metals-Gold and Metals-Silver segments, were as follows for the years ended December 31:

                           2001       2000       1999
                           -----      -----      -----

     Customer A            25.2%      24.9%       5.8%
     Customer B            16.3%      16.3%      12.1%
     Customer C            14.1%       8.2%       6.9%
     Customer D            13.8%      15.5%      14.5%
     Customer E            11.2%       - -%       - -%

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

     The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices as recognized in the financial statements. Fair value of forward contracts and commodity swap contracts are supplied by Hecla's counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The fair value of long-term debt is based on the discounted value of contractual cash flows and at December 31, 2001 and 2000 approximates fair value. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

     The estimated fair values of other financial instruments are as follows (in thousands):

                                             December 31,
                                 ------------------------------------
                                       2001                2000
                                 -----------------  -----------------
                                 Carrying   Fair    Carrying   Fair
                                 Amounts    Value   Amounts    Value
                                 --------  -------  --------  -------

Financial assets (liabilities):
  Gold forward sales contracts    $  256   $  576    $  - -   $ (1,935)
  Gold lease rate swap               (56)     (56)      - -       (136)

Note 13:  Loss per Common Share

     The following table presents a reconciliation of the numerators (net income (loss)) and denominators (shares) used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to declared and undeclared cumulative preferred dividends in arriving at loss applicable to common shareholders for the years ended
December 31, 2001, 2000 and 1999, in computing basic and diluted loss per common share (dollars and shares in thousands, except per share amounts). For the years ended December 31, 2001 and 2000, $8.1 million and $4.0 million of dividends, respectively, have not been declared or paid.

                                           2001                               2000                         1999
                             -----------------------------------   ---------------------------   --------------------------
                                                 Weighted                      Weighted                     Weighted
                                                 Average  Per Share            Average  Per Share           Average  Per Share
                             Net Income (loss)   Shares   Amount   Net Loss    Shares   Amount   Net Loss   Shares   Amount
                             -----------------   ------   ------   --------    ------   ------   --------   ------   ------
 Income (loss) before
   extraordinary charge and
   cumulative effect of
   change in accounting
   principle                   $   2,340                           $ (83,318)                    $(38,605)
 Extraordinary charge, net
  of tax                             - -                                (647)                         - -
 Cumulative effect of change
  in accounting principle,
  net of tax                         - -                                 - -                       (1,385)
                               ---------                           ---------                     --------

 Income (loss) before
  preferred stock dividends    $   2,340                           $ (83,965)                    $(39,990)
 Less:  Preferred
  stock dividends                 (8,050)                             (8,050)                      (8,050)
                               ---------                           ---------                     --------


 Basic loss per common share:
 Loss applicable
  to common
  shareholders                 $  (5,710)         69,396  $ (0.08)   (92,015)   66,791  $ (1.38)  (48,040)   62,347  $ (0.77)

 Effect of dilutive
  securities(1)                      - -             - -      - -        - -       - -      - -       - -       - -      - -
                               ---------         -------  -------  ---------   -------  -------  --------   -------  -------
 Diluted loss per
  common share                 $  (5,710)         69,396  $ (0.08) $ (92,015)   66,791  $ (1.38) $(48,040)   62,347  $ (0.77)
                               =========         =======  =======  =========   =======  =======  ========   =======  =======


(1) Dilutive Securities

    As of December 31, 2001, 2000 and 1999, there were 2,317,000,
    1,816,000 and 2,308,000 shares available for issue under granted stock options, respectively. These options were not included in the computation of diluted loss per common share as a loss was incurred in each of these years, and their inclusion would be antidilutive. Hecla also has 2.3 million shares of convertible preferred stock outstanding that, if converted, would be antidilutive, and were therefore excluded from the determination of diluted loss per share. The calculations also exclude 1,098,801, 1,506,998 and 1,506,998 warrants, respectively, to purchase common stock, as their exercise would be antidilutive.

Note 14:  Other Comprehensive Income (Loss)

     Due to the availability of net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income
(loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):



                                          Unrealized                  Minimum     Accumulated
                             Foreign        Gains       Change in     Pension       Other
                             Currency      (Losses)     Derivative   Liability   Comprehensive
                               Items     On Securities  Contracts(1)  Adjustment Income (Loss)
                             --------    -------------  -----------  ----------  -------------
 Balance December 31, 1998   $ (4,898)     $     (82)     $   - -     $  (289)     $ (5,269)
 1999 change                      - -            109          - -         289           398
                             --------      ---------      -------     -------      --------
 Balance December 31, 1999     (4,898)            27          - -         - -        (4,871)
 2000 change                      - -             13          - -         - -            13
                             --------      ---------      -------     -------      --------
 Balance December 31, 2000     (4,898)            40          - -         - -        (4,858)
 2001 change                    4,898            (26)         159         - -         5,031
                             --------      ---------      -------     -------      --------
 Balance December 31, 2001   $    - -      $      14      $   159     $   - -      $    173
                             ========      =========      =======     =======      ========


 (1) Included in the change in derivative contracts for the year ended December 31, 2001, is a $136,000 loss on the cumulative effect of adopting SFAS 133, $39,000 of realization on gold lease swaps in 2001 and a fair value gain adjustment on swaps outstanding at December 31, 2001, of $256,000.

Note 15:  Investment in Greens Creek Joint Venture

     The Company holds a 29.73% interest in the Greens Creek mine through a joint-venture arrangement. Hecla records its portion of the assets and liabilities of the Greens Creek mine on the proportionate consolidation method whereby 29.73% of the assets and liabilities of the Greens Creek mine are included in the consolidated financial statements of Hecla. The following summarized balance sheet as of December 31, 2001, and the related summarized statement of operations for the year ended December 31, 2001, are derived from the audited financial statements of the Greens Creek Joint Venture. The financial information below is presented on a 100% basis (in thousands).

   Balance Sheet:

   Assets:
    Current assets                               $   18,666
    Property, plant and equipment, net              155,028
                                                 ----------

         Total assets                            $  173,694
                                                 ==========

   Liabilities and equity:
    Liabilities                                  $   14,813
    Equity                                          158,881
                                                 ----------

         Total liabilities and equity            $  173,694
                                                 ==========

   Summary of Operations:

   Revenues                                      $   75,496

   Gross profit                                  $   17,477

   Operating loss                                $   (3,630)

   Net loss                                      $   (3,658)


     The Greens Creek mine is operated through a joint-venture arrangement, and Hecla owns an undivided interest in the assets of the venture. Under the joint-venture agreement, the joint participants, including Hecla, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of the joint venture, Hecla could incur losses in excess of its pro-rata share of the joint venture. In the event any participant so defaults, the agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting party's share of products, or its
joint-venture  interest  in  the  properties,  to   satisfy   the
obligations of the defaulting participant. Based on the information available to Hecla, Hecla has no reason to believe that its joint-venture participants with respect to Greens Creek mine will be unable to meet their financial obligations under the terms of the agreement.

Note 16:  Acquisition of Monarch Resources Investments Limited

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

         Hecla Mining Company and Wholly Owned Subsidiaries

                   Form 10-K - December 31, 2001

                         Index to Exhibits

        Number and Description of Exhibits
        -----------------------------------

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

10.1(a) Credit Agreement dated as of May 7, 1999, among
        Registrant and Certain Subsidiaries and
        NationsBank, N.A., as Agent, and Certain Lenders.2

10.1(b) First Amendment to Restated Credit Agreement dated as of June 25, 1999 among NationsBank, N.A. and
        Registrant.2

10.1(c) Second Amendment to Restated Credit Agreement dated as of August 31, 1999 among NationsBank, N.A. and
        Registrant.2

10.1(d) Third Amendment to Restated Credit Agreement dated as of December 20, 1999, among NationsBank, N.A.
        and Registrant.2

10.1(e) Fourth Amendment to Restated Credit Agreement dated as of December 30, 1999, among NationsBank, N.A. and Registrant.2

10.2    Employment agreement dated June 1, 2000, between
        Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements with each of Messrs. William B. Booth, Phillips S. Baker, Jr.,
        Vicki J. Veltkamp, Thomas F. Fudge, Lewis E. Walde, and Michael B. White. Such substantially identical agreements are not included as separate
        Exhibits.)1,2

10.3(a) Form of Executive Deferral Plan Master Document, as amended, effective November 13, 1998.1,2

10.3(b) Form of Director Deferral Plan Master Plan Document effective January 1, 1995.1,2

10.4(a) 1987 Nonstatutory Stock Option Plan of the
        Registrant.1,2

10.4(b) Hecla Mining Company 1995 Stock Incentive Plan.1,2

10.4(c) Hecla Mining Company Stock Plan for Nonemployee
        Directors.1,2

10.5(a) Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit
        Plan.1,2

10.5(b) Supplemental Excess Retirement Master Plan
        Documents.1,2

10.5(c) Hecla Mining Company Nonqualified Plans Master
        Trust Agreement.1,2

10.6    Form of Indemnification Agreement dated May 27,
        1987,between Hecla Mining Company and each of its Directors and Officers.1,2

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

10.10   Restated Mining Venture Agreement among Kennecott
        Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994.2

10.11   Credit Agreement dated as of June 25, 1999, among
        Monarch Resources Investments Limited as Borrower,
        Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank London Limited as
        Collateral and Administrative Agent.2

10.12   Subordinated Loan Agreement dated as of June 25,
        1999,among Hecla Mining Company as Borrower and
        Standard Bank London Limited as Initial Lender,
        Collateral and Administrative Agent.2

10.13 Subordination Agreement dated as of June 25, 1999, among NationsBank, N.A. as Senior Creditor,
        Standard Bank London Limited as Subordinated
        Creditor and Hecla Mining Company.2

10.14   Facility Agreement dated March 24, 2000, among
        Hecla Mining Company as Borrower and Standard Bank
        London Limited as Initial Lender, Collateral Agent and Administrative Agent.2

10.15 Subordinated Loan Agreement dated June 29, 2000, among Hecla Mining Company as Borrower and Standard
        Bank London Limited as Lender.2

10.16   Subordination Agreement dated June 29, 2000, among
        Hecla Mining Company and Standard Bank London
        Limited as Senior Creditor and Subordinated
        Creditor.2

10.17   Variable Rate Commercial Revolving Loan dated
        October 12, 2000, among Hecla Mining Company as
        Borrower and Idaho Independent Bank as Lender.2

10.18 Stock Purchase Agreement dated November 17, 2000, between Hecla Mining Company and Zemex U.S.
        Corporation.2

10.19 Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc.2

10.20 Form of Retention Agreement dated July 20, 2001, between Hecla Mining Company and Arthur Brown.
        (Registrant has substantially identical agreements, with each of Messrs. Phillips S. Baker, Jr, William
        B. Booth, Thomas F. Fudge, Vicki J. Veltkamp, Lewis
        E. Walde, and Michael B. White.1,2

10.21   Real Estate Purchase and Sale Agreement between
        Hecla Mining Company and JDL Enterprises, LLC dated
        October 19, 2001.                                      Attached

11.     Computation of weighted average number of common
        shares outstanding.                                    Attached

12.     Statement of Computation of Ratio of Earnings to
        Fixed Charges.                                         Attached

16.1    PricewaterhouseCoopers LLP's letter dated October
        18, 2001, Registrant's former principal independent accountant.2

21.     List of subsidiaries of the Registrant.                Attached

23.1    Consent of PricewaterhouseCoopers LLP to
        incorporate by reference its report dated March 28,
        2001, on the Consolidated Financial Statements of
        the Registrant in the Registrant's Registration
        Statements on Form S-3, No. 33-72832, No. 33-59659,
        Form S-8, No. 33-7833, No. 33-41833, No. 33-14758,
        No. 33-60095 and No. 33-60099.2                        Attached

23.2    Consent of BDO Seidman, LLP to incorporate by
        reference its report dated February 1, 2002, on
        the Consolidated Financial Statements of the
        Registrant in the Registrant's Registration
        Statements on Form S-3, No. 33-72832, No. 33-59659,
        and on Form S-8, No. 33-7833, No. 33-41833, No. 33-
        14758 and No. 33-60099.2                               Attached


------------------
1. Indicates a management contract or compensatory plan or arrangement.

2. These exhibits were filed in SEC File No. 1-8491 as indicated on the following page and are incorporated herein by this reference thereto.

                  Corresponding Exhibit in Annual Report on
                  Form 10-K, Quarterly Report on Form 10-Q,Current
                  Report on Form 8-K, Proxy Statement
  Exhibit in      or Registration Statement, as Indicated Below;
  this Report     All References are to SEC File No. 1-8491.
  -----------     ---------------------------------------------

  3.1(a) & (b)    3.1 (10-K for 1987)
  3.2             2 (Current Report on Form 8-K dated November 13, 1998
  4.1(a) & (b)    4.1(d)(e) and 4.5 (10-Q for June 30, 1993)
  4.2             4 (Current Report on Form 8-K dated May 10, 1996)
  10.1(a)         10.2 (10-Q for June 30, 1999)
  10.1(b)         10.2(a) (10-Q for June 30, 1999)
  10.1(c)         10.1(c) (10-K for 1999)
  10.1(d)         10.1(d) (10-K for 1999)
  10.1(e)         10.1(e) (10-K for 1999)
  10.2            10.2 (10-Q for September 30, 2000)
  10.3(a)         10.3(a) (10-K for 1998)
  10.3(b)         10.3(b) (10-K for 1994)
  10.4(a)         B (Proxy Statement dated March 20, 1987)
  10.4(b)         10.4(c) (10-Q for June 30, 2001)
  10.4(c)         B (Proxy Statement dated March 27, 1995)
  10.5(a)         10.11(a) (10-K for 1985)
  10.5(b)         10.5(b) (10-K for 1994)
  10.5(c)         10.5(c) (10-K for 1994)
  10.6            10.15 (10-K for 1987)
  10.7            10.7 (10-K for 1994)
  10.8(a)         10.11(a) (10-Q for September 30, 1996)
  10.8(b)         10.11(b) (10-Q for September 30, 1996)
  10.9            10.12 (10-Q for September 30, 1996)
  10.10           A (10-Q for June 30, 1994)
  10.11           10.3 (10-Q for June 30, 1999)
  10.12           10.4 (10-Q for June 30, 1999)
  10.13           10.5 (10-Q for June 30, 1999)
  10.14           10 (Current Report on Form 8-K dated March 24, 2000)
  10.15           10.1 (10-Q for June 30, 2000)
  10.16           10.2 (10-Q for June 30, 2000)
  10.17           10.14 (10-Q for September 30, 2000)
  10.18           10.1 (Current Report on Form 8-K dated November 17, 2000)
  10.19           99 (Current Report on Form 8-K dated March 27, 2001)
  10.20           10.19 (10-Q for June 30, 2001)
  16.1            16.1 (Current Report on Form 8-K dated October 12, 2001)