Form 10-Q
period 2002-03-31
HECLA MINING CO/DE/
filed 2002-05-14
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


Commission file number       1-8491
                         --------------------------------------

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
Yes  XX .   No     .
   ----        ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                            Outstanding April 30, 2002
-------------------------                --------------------------
  Common stock, par value                    74,757,872 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                      For the Quarter Ended March 31, 2002


                           I N D E X*

                                                                Page
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - March 31,
             2002 and December 31, 2001

           - Consolidated Statements of Operations and
             Comprehensive Income (Loss) - Three Months
             Ended March 31, 2002 and 2001

           - Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 2002 and 2001

           - Notes to Consolidated Financial Statements

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations


PART II. - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K





*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                                         March 31,     December 31,
                                                                                            2002           2001
                                                                                         ----------    ------------

                                ASSETS
Current assets:
 Cash and cash equivalents                                                               $    8,619    $    7,560
 Accounts and notes receivable                                                                9,878         6,648
 Inventories                                                                                 12,037        10,868
 Other current assets                                                                         2,016         1,426
 Net assets of discontinued operations                                                          821         2,714
                                                                                         ----------    ----------
      Total current assets                                                                   33,371        29,216
Investments                                                                                      85            69
Restricted investments                                                                        6,375         6,375
Properties, plants and equipment, net                                                       101,134       104,593
Other noncurrent assets                                                                      12,987        12,863
                                                                                         ----------    ----------

      Total assets                                                                       $  153,952    $  153,116
                                                                                         ==========    ==========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                                                   $    7,062    $    7,938
 Accrued payroll and related benefits                                                         8,062         7,832
 Current portion of long-term debt                                                            4,283         7,043
 Accrued taxes                                                                                  993           787
 Current portion of accrued reclamation and closure costs                                     6,892         6,026
                                                                                         ----------    ----------
      Total current liabilities                                                              27,292        29,626
Deferred income taxes                                                                           300           300
Long-term debt                                                                               14,612        11,948
Accrued reclamation and closure costs                                                        45,432        46,455
Other noncurrent liabilities                                                                  6,647         6,823
                                                                                         ----------    ----------

      Total liabilities                                                                      94,283        95,152
                                                                                         ----------    ----------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued and outstanding - 2,300,000 shares, liquidation preference 2002 - $129,087 and
   2001 - $127,075                                                                              575           575
Common stock, $0.25 par value, authorized 100,000,000 shares;
   issued 2002 - 74,360,980, issued 2001 - 73,068,796 shares                                 18,590        18,267
Capital surplus                                                                             405,450       404,354
Accumulated deficit                                                                        (363,697)     (364,183)
Accumulated other comprehensive income (loss)                                                   (55)          173
Less stock held by grantor trust; 2002 - 81,696 common shares,
  2001 - 102,114 common shares                                                                 (264)         (330)
Less stock held as unearned compensation; issued 2002 - 57,106 common shares,
  2001 - 19,035 common shares                                                                   (44)           (6)
Less treasury stock, at cost; 2002 and 2001 - 62,116 common shares                             (886)         (886)
                                                                                         ----------    ----------

      Total shareholders' equity                                                             59,669        57,964
                                                                                         ----------    ----------

      Total liabilities and shareholders' equity                                         $  153,952    $  153,116
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

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Operations (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                                                      Three Months Ended
                                                                             ---------------------------------
                                                                             March 31, 2002     March 31, 2001
                                                                             --------------     --------------
Continuing Operations:
Sales of products                                                              $   23,383         $   16,417
                                                                               ----------         ----------

Cost of sales and other direct production costs                                    14,091             11,172
Depreciation, depletion and amortization                                            5,558              4,393
                                                                               ----------         ----------
                                                                                   19,649             15,565
                                                                               ----------         ----------
Gross profit                                                                        3,734                852
                                                                               ----------         ----------

Other operating expenses:
 General and administrative                                                         1,877              1,514
 Exploration                                                                          524                515
 Depreciation and amortization                                                         53                 68
 Provision for closed operations and environmental matters                            109                574
                                                                               ----------         ----------
                                                                                    2,563              2,671
                                                                               ----------         ----------
Income (loss) from operations                                                       1,171             (1,819)
                                                                               ----------         ----------
Other income (expense):
 Interest and other income                                                            409                628
 Miscellaneous expense                                                               (146)              (413)
 Interest expense                                                                    (464)            (2,006)
                                                                               ----------         ----------
                                                                                     (201)            (1,791)
                                                                               ----------         ----------

Income (loss)from continuing operations, net of income tax                            970             (3,610)
Discontinued operations:
 Income (loss), net of income tax                                                    (484)               162
 Gain on disposal, net of income tax                                                  - -             12,983
                                                                               ----------         ----------

Net income                                                                            486              9,535
Preferred stock dividends                                                          (2,012)            (2,012)
                                                                               ----------         ----------

Income (loss) applicable to common shareholders                                    (1,526)             7,523
                                                                               ----------         ----------

Other comprehensive income (loss) per common share:
  Change in derivative contracts                                                     (256)               - -
  Cumulative effect of a change in accounting principle                               - -               (136)
  Reclassification adjustment of loss included in net income                           10                 10
  Unrealized holding gains on securities                                               19                 44
  Change in foreign currency items                                                    - -              4,898
                                                                               ----------         ----------
Other comprehensive income (loss)                                                    (227)             4,816
                                                                               ----------         ----------
Comprehensive income (loss) applicable to common shareholders                  $   (1,753)        $   12,339
                                                                               ==========         ==========
Basic and diluted income (loss) per common share:
   Loss from continuing operations after preferred stock dividends             $    (0.01)        $    (0.09)
   Income (loss) from discontinued operations including, gain on disposal           (0.01)              0.20
                                                                               ----------         ----------
Basic and diluted income (loss) per common share                               $    (0.02)        $     0.11
                                                                               ==========         ==========

Weighted average number of common shares outstanding                               73,840             66,798
                                                                               ==========         ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                              Three Months Ended
                                                                                       -------------------------------
                                                                                       March 31, 2002   March 31, 2001
                                                                                       --------------   --------------
Operating activities:
 Net income                                                                              $      486       $    9,535
 Noncash elements included in net income:
  Depreciation, depletion and amortization                                                    5,611            4,461
  Gain on sale of discontinued operations                                                       - -          (12,983)
  Gain on disposition of properties, plants and equipment                                      (122)            (119)
  Provision for reclamation and closure costs                                                   340              214
  Change in net assets of discontinued operations                                               438            1,393
Change in assets and liabilities:
  Accounts and notes receivable                                                              (3,230)            (520)
  Inventories                                                                                (1,169)          (2,336)
  Other current and noncurrent assets                                                          (839)              12
  Accounts payable and accrued expenses                                                        (875)           1,754
  Accrued payroll and related benefits                                                          669            1,778
  Accrued taxes                                                                                 206              197
  Accrued reclamation and closure costs and other noncurrent liabilities                       (992)          (3,129)
                                                                                         ----------       ----------

 Net cash provided by operating activities                                                      523              257
                                                                                         ----------       ----------
Investing activities:
 Proceeds from sale of discontinued operations                                                1,585           59,761
 Additions to properties, plants and equipment                                               (2,182)          (2,096)
 Proceeds from disposition of properties, plants and equipment                                  138              177
 Increase in restricted investments                                                             - -             (443)
 Purchase of investments and change in cash surrender value of life insurance, net              - -              323
 Other, net                                                                                     108              (87)
                                                                                         ----------       ----------

 Net cash provided (used) by investing activities                                              (351)          57,635
                                                                                         ----------       ----------

Financing activities:
 Common stock issued under warrants and stock option plans                                      983              - -
 Borrowings on debt                                                                           3,300              975
 Repayments on debt                                                                          (3,396)         (56,999)
                                                                                         ----------       ----------

 Net cash provided (used) by financing activities                                               887          (56,024)
                                                                                         ----------       ----------

Change in cash and cash equivalents:
 Net increase in cash and cash equivalents                                                    1,059            1,868
 Cash and cash equivalents at beginning of period                                             7,560            1,373
                                                                                         ----------       ----------
 Cash and cash equivalents at end of period                                              $    8,619       $    3,241
                                                                                         ==========       ==========



    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.

     In the opinion of management, the accompanying unaudited consolidated balance sheet, consolidated statements of operations and consolidated statements of cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company (the "Company"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes as set forth in the Company's annual report filed on Form 10-K for the year ended December 31, 2001.

Note 2.

     On March 5, 2002, Hecla completed the sale of its pet division of the Colorado Aggregate Division (CAC) of MWCA for $1.6 million in cash. The sale of the CAC pet division did not result in a gain or loss. Hecla continues to pursue a sale of the remaining assets of the industrial minerals segment, although there can be no assurance that a sales transaction will be completed. At March 31, 2002, the remaining net assets of CAC are approximately $0.8 million. Hecla recorded a loss from discontinued operations of approximately $0.5 million, or $0.01 per common share, in the first quarter of 2002 compared to income of approximately $13.1 million, or $0.20 per common share, in the same period in 2001 due to a $13.0 million gain on the sale of the Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group).

Note 3.

     Hecla's income tax provision for the first three months of 2002 and 2001 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability of net operating loss carryforwards that can be utilized. During the first quarter of 2002 and 2001, Hecla did not recognize a provision for incomes taxes.

                      Hecla Mining Company and Subsidiaries


Note 4.

     Inventories consist of the following (in thousands):

                                             March 31, Dec. 31,
                                               2002      2001
                                             --------  --------
          Concentrates, bullion, metals
             in transit and other products   $  4,561  $  4,211
          Materials and supplies                7,476     6,657
                                             --------  --------

                                             $ 12,037  $ 10,868
                                             ========  ========


     At March 31, 2002, Hecla had forward sales commitments through December 31, 2004, for 154,000 ounces of gold at an average price of $288.25 per ounce.
Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts. As such, Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at March 28, 2002 was $301.40 per ounce.

Note 5.   Contingencies

Bunker Hill Superfund Site

     In 1994, Hecla, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the state of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree.
In response to a request by the Company and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over

                      Hecla Mining Company and Subsidiaries

the 1994 Consent Decree ("1994 Decree") issued an Order in September 2001 that the 1994 Consent Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance of the Record of Decision on the Basin-Wide Remedial Investigation/Feasibility Study. The EPA has indicated that the Record of Decision will be issued later in 2002. Based on the 2001 Order issued by the Court, the Company believes it is entitled to relief from the 2002 work program under the 1994 Decree within the Bunker Hill site. The Company has requested the Court to grant interim relief reducing the 2002 work program and a hearing is scheduled for June 2002. Prior to the hearing, the Company has agreed to negotiate with the EPA and the state of Idaho in an attempt to resolve its 2002 work obligations pending the final determination by the Court on the modification to the 1994 Decree. As of March 31, 2002, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $9.4 million. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or longer term.

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

     In May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed cleanup plan for the Basin, and EPA's Record of Decision on the cleanup plan is expected to be issued by EPA later in 2002.

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

                      Hecla Mining Company and Subsidiaries

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

     As of March 31, 2002, the Company has accrued $42.7 million related to the properties covered by the Agreement in Principle. The range of liability for these sites could be up to $138.0 million on an undiscounted basis plus the percentage of operating cash flow. If, and when, the Agreement in Principle is finalized in the form of a Consent Decree, if the terms of the obligation are fixed and determinable, they may be discounted. Hecla has accrued what management believes is the best estimate of the liability as of March 31, 2002. However, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

Private Class Action Litigation

     On or about January 7, 2002, a class action complaint was filed in this matter in the Idaho District Court, County of Kootenai, against several corporate defendants, including the Company. The Company was served with the Complaint on January 29, 2002. The Complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, a real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs. The Company believes the Complaint is subject to challenge on a number of bases and intends to vigorously defend itself in this litigation. On April 23, 2002, the Company filed a motion with the Court to dismiss the claims for relief relating to the medical monitoring programs and the remediation and restoration programs.

                      Hecla Mining Company and Subsidiaries

Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to Hecla and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site Consent Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of March 31, 2002, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

                      Hecla Mining Company and Subsidiaries

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

     On November 17, 2000, Hecla entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of K-T Clay and K-T Mexico, which included the ball clay and kaolin operations, for a price of $68.0 million. On January 18, 2001, Zemex U.S. Corporation failed to close on the transaction, and on January 22, 2001, Hecla brought suit against the parent, Zemex Corporation, for its subsidiary's failure to close on the purchase. Hecla is seeking damages from Zemex Corporation for the failure of its subsidiary to meet its obligations under the November 2000 agreement. Discovery has been completed with a trial expected to be scheduled later in 2002. At March 31, 2002, Hecla has not recorded any potential gain from the settlement of this litigation.

     In March 2002, Independence Lead Mines Company ("Independence"), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday mine, notified Hecla of certain alleged defaults of Hecla under the 1968 Lease Agreement between the unit owners (Independence and Hecla under the terms of the 1968 DIA Unitization Agreement) as Lessors and Hecla also as Lessee and Operator of the properties. Hecla is a net 81.48% interest holder under these Agreements. Independence alleges that Hecla violated the "prudent operator obligations" implied under the Lease by undertaking the Gold Hunter project

                      Hecla Mining Company and Subsidiaries

and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. The remedy requested by Independence is the termination of Hecla's lease of the DIA/Gold Hunter properties. Under the Lease Agreement, Hecla has the exclusive right to manage, control and operate the DIA properties, and its decisions with respect to the character of work are final. It is anticipated that the dispute will proceed either to arbitration under the Lease Agreement or to Idaho state district court for resolution. Hecla believes that it has fully complied with all obligations of the 1968 Lease Agreement and will be able to successfully defend its right to operate the property under the Lease Agreement.

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

Note 6.

     As of March 31, 2002, Hecla's wholly owned subsidiary Hecla Resource Investments Limited (HRIL), had $6.5 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is repayable in semiannual payments ending December 31, 2004, and had an interest rate of 4.8% at March 31, 2002.

     HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and performance of the La Camorra mine. The Company is required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At March 31, 2002, there were 154,000 ounces of gold sold forward. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. The Company maintains a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate.

     As of March 31, 2002, the Company has outstanding a $3.0 million subordinated loan due in three equal semiannual payments commencing in June of 2003. The loan agreement gives the Company the option to capitalize interest payments by adding them to the principal amount of the loan. At March 31, 2002, the interest amount added to principal was approximately $0.5 million. The interest rate on the subordinated debt was 6.05% as of March 31, 2002.

                      Hecla Mining Company and Subsidiaries

     At March 31, 2002, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla) had $6.4 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore to be mined from the San Sebastian mine near Durango, Mexico. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months. The loan bears interest at the rate of 13%.

     On March 27, 2002, Hecla entered into a $7.5 million revolving bank agreement due in March of 2004. Amounts under the bank agreement are available for general corporate purposes and are collateralized by Hecla's interest in the Greens Creek Joint Venture. At March 31, 2002, $3.0 million was outstanding and bears an interest rate of 9%.

     As of March 31, 2002, the Company had a $3.0 million revolving bank agreement collateralized by Hecla's headquarters building in Coeur d'Alene, Idaho. On April 8, 2002, Hecla completed a sales transaction for its headquarters building, terminating the loan agreement. As of March 31, 2002, there was no amount outstanding under the revolving bank agreement.

Note 7.

     The following table presents a reconciliation of the numerators (net income
(loss)) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to undeclared cumulative preferred dividends in arriving at income (loss) applicable to common shareholders for the three months ended March 31, 2002 and 2001, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts). For the three months ended March 31, 2002 and 2001, the $2.0 million dividends below have not been declared or paid.

                      Hecla Mining Company and Subsidiaries


                                                                   Three Months Ended March 31,
                                     --------------------------------------------------------------------------
                                                     2002                                   2001
                                     -----------------------------------     ----------------------------------
                                       Net                    Per-Share        Net                    Per-Share
                                       Loss        Shares       Amount         Loss        Shares       Amount
                                     --------     -------     ----------     --------     -------     ---------

Income before preferred stock
 dividends                           $    486                                $  9,535
Less:  Preferred stock dividends       (2,012)                                 (2,012)
                                     --------                                --------

Basic income (loss) per common
 share:
Income (loss) applicable to
  common shareholders                $ (1,526)    73,840       $ (0.02)      $  7,523      66,798      $  0.11

Effect of dilutive securities             - -        - -           - -            - -         350          - -
                                     --------     ------       -------       --------      ------      -------

Diluted income (loss) per
   common share                      $ (1,526)    73,840       $ (0.02)      $  7,523      67,148      $  0.11
                                     ========     ======       =======       ========      ======      =======

     These calculations of diluted earnings per share for the three months ended March 31, 2002 and 2001 exclude the effects of $115,000,000 of convertible preferred stock as such conversion would be antidilutive. Also excluded from these calculations are the effects of common stock issuable upon exercise of stock options as of March 31, 2002 and 2001, as their exercise would be antidilutive, as follows:

                        Three Months Ended
                      -----------------------
                              March 31,
                         2002         2001
                      ----------   ----------

                       2,308,000    1,809,500


Note 8.

     Hecla is organized and managed primarily on the basis of the principal products being produced from its operating units. One of the operating units has been aggregated into the Metals-Gold segment and three of the operating units have been aggregated into the Metals-Silver segment. General corporate activities not associated with operating units as well as idle properties are presented as Other.

                      Hecla Mining Company and Subsidiaries

     The following tables present information about reportable segments for the three months ended March 31 (in thousands):

                                          2002        2001
                                        --------    --------
Net sales to unaffiliated customers:
     Metals-Gold                        $ 11,273    $  6,698
     Metals-Silver                        12,110       9,719
                                        --------    --------

                                        $ 23,383    $ 16,417
                                        ========    ========

                                          2002        2001
                                        --------    --------
Income (loss) from operations:
     Metals-Gold                        $  2,745    $  1,270
     Metals-Silver                           465      (1,000)
     Other                                (2,039)     (2,089)
                                        --------    --------

                                        $  1,171    $ (1,819)
                                        ========    ========

     The following table presents identifiable assets by reportable segment as of March 31, 2002, and December 31, 2001 (in thousands):

                               March 31,   December 31,
                                  2002        2001
                               ----------  ----------

     Identifiable assets:
       Metals-Gold              $ 36,739     $ 40,489
       Metals-Silver              86,069       84,845
       Discontinued operations       821        2,714
       Other                      30,323       25,068
                                --------     --------

                                $153,952     $153,116
                                ========     ========


Note 9.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is

                      Hecla Mining Company and Subsidiaries

incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The Company is currently evaluating what effect the adoption of this standard will have on the Company's financial statements.

Note 10.

     On April 8, 2002, Hecla completed a sale of its headquarters building in Coeur d'Alene, Idaho, for $5.6 million in cash. Proceeds from the sale are for general corporate purposes. Hecla will lease a portion of the building over a period of five years and will amortize the gain on the sale of $0.6 million over the lease term. Hecla has agreed to a five-year lease, including leasing approximately 50% of the building for two years, at which time the Company can elect to reduce the amount of lease space to 25% for the remaining three years.


Item 2.        Management's Discussion and Analysis of Financial
------         -------------------------------------------------
                    Condition and Results of Operations
                    -----------------------------------

Introduction
------------

     Hecla Mining Company is involved in the exploration, development, mining and processing of gold, silver, lead and zinc. The Company also has an interest in one remaining industrial minerals subsidiary. Hecla's gold and silver segment revenues and profitability are strongly influenced by world prices of gold, silver, lead and zinc, which fluctuate widely and are affected by numerous factors beyond Hecla's control, including inflation and worldwide forces of supply and demand for precious and base metals. The aggregate effect of these factors is not possible to accurately predict.

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

     -    political risk,

                      Hecla Mining Company and Subsidiaries

     -    changing market conditions and the regulatory environment,

     -    limited access to capital markets,

     -    settlement of environmental litigation, and

     - other risks detailed from time to time in Hecla's Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of Hecla's 2001 Form 10-K).

     As a result of the above factors and potentially others, actual results may differ materially from those projected, forecasted or implied. These forward-looking statements represent Hecla's judgment as of the date of this filing. Hecla disclaims, however, any intent or obligation to update these forward-looking statements as circumstances may change or develop.

Production
----------

     During the first quarter of 2002, Hecla produced approximately 56,000 ounces of gold compared to approximately 36,000 ounces in the first quarter of 2001. The following table displays the actual gold production (in ounces) by operation for the three months ended March 31, 2002 and 2001, projected gold production for the year ending December 31, 2002, and actual gold production for the year ended December 31, 2001 (in thousands):

                    Actual       Actual       Projected        Actual
                   March 31,    March 31,      Dec. 31,        Dec. 31,
Operation            2002         2001          2002            2001
---------          ---------    ---------    ------------    ------------

La Camorra              40             28             140             152
Greens Creek(2)          7              7              23              26
San Sebastian(1)         9              1              32              16
Other                  - -            - -             - -               1
                 ---------      ---------    ------------    ------------

Totals                  56             36             195             195
                 =========      =========    ============    ============


     (1)  Production commenced in May 2001 at the San Sebastian mine.

     (2)  Reflects Hecla's portion.

                      Hecla Mining Company and Subsidiaries

     In the first quarter of 2002, Hecla produced approximately 2.0 million ounces of silver compared to approximately 2.1 million ounces in the first quarter of 2001. The following table displays the actual silver production (in ounces) by operation for the three months ended March 31, 2002 and 2001, projected silver production for the year ending December 31, 2002, and actual silver production for the year ended December 31, 2001 (in thousands):

                   Actual       Actual      Projected        Actual
                  March 31,    March 31,     Dec. 31,        Dec. 31,
Operation           2002         2001          2002            2001
-----------       ---------    ---------   ------------    ------------

Lucky Friday            412        1,117          1,700           3,224
Greens Creek            829          967          3,000           3,260
San Sebastian           769           44          2,800             950
                  ---------    ---------    -----------    ------------

Totals                2,010        2,128          7,500           7,434
                  =========    =========   ============    ============

Results of Operations
---------------------

     Hecla recorded income from continuing operations, before a preferred stock dividend, of approximately $1.0 million, or $0.01 per common share, in the first quarter of 2002 compared to a loss from continuing operations of approximately $3.6 million, before a preferred stock dividend, or $0.05 per common share, in the first quarter of 2001. After recognizing a $0.5 million loss from discontinued operations and $2.0 million (which has not been declared or paid) in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock, Hecla's loss applicable to common shareholders for the first quarter of 2002 was approximately $1.5 million, or $0.02 per common share, compared to income of $7.5 million, or $0.11 per common share in the first quarter of 2001, after recognizing $13.1 million in income from discontinued operations and $2.0 million in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock. Although Hecla has elected not to declare the dividend for the first quarter of 2002 and 2001, because these dividends are cumulative, the effects of the undeclared dividends are reflected in the income (loss) applicable to common shareholders.

     The loss in 2002 compared to the income in the same period of 2001 was attributable to a variety of factors, the most significant of which are discussed below.

     Hecla recorded a loss from discontinued operations of approximately $0.5 million, or $0.01 per common share, in the first quarter of 2002 compared to income of approximately $13.1 million, or $0.20 per common share, in the same period in 2001.

                      Hecla Mining Company and Subsidiaries

On March 27, 2001, Hecla completed a sale of the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) and recorded a gain of $13.0 million in the first quarter of 2001. On March 4, 2002, Hecla completed a sale of the pet operations of Colorado Aggregate division (CAC) of MWCA, a wholly owned subsidiary of Hecla, for $1.6 million in cash. The sale of the pet operations did not result in a gain or loss.

     Sales of products increased by approximately $7.0 million, or 42%, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to:

     - increased sales of $4.6 million from gold operations principally as a result of increased production at the La Camorra mine ($4.5 million), and

     - increased sales of $2.4 million from silver operations primarily due to the San Sebastian mine ($5.4 million), which commenced operations in May 2001, partly offset by lower production at the Lucky Friday mine ($3.4 million).

     The following table compares the average metal prices for the first quarter of 2002 with the comparable 2001 period:

        Metal                        2002       2001     $ Change   % Change
   ------------------              --------   --------   --------   --------

   Gold-Realized ($/oz.)           $    296   $    279   $     17        6%
   Gold-London Final ($/oz.)            290        263         27       10
   Silver-Handy & Harman ($/oz.)       4.51       4.56      (0.05)      (1)
   Lead-LME Cash ($/pound)            0.223      0.223          0        0
   Zinc-LME Cash ($/pound)            0.360      0.462     (0.102)     (22)

     Cost of sales and other direct production costs increased approximately $2.9 million, or 26%, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to increased cost of sales at the San Sebastian mine ($3.4 million), due to the commencement of operations in May 2001, increased cost of sales from the La Camorra mine ($2.3 million), due to increased production and decreased cost of sales at the Lucky Friday mine ($3.2 million), resulting from decreased production of silver and lead.

     Cost of sales and other direct production costs as a percentage of sales from products decreased to 60.3% in the first quarter of 2002 from 68.1% in the first quarter of 2001. The change was primarily due to increased margins from silver operations due to the San Sebastian mine, which commenced operations in May 2001.

                      Hecla Mining Company and Subsidiaries

     Cash operating, total cash and production cost per gold ounce decreased to $137, $137 and $207, respectively, in the first quarter of 2002 from $146, $146 and $215 in the first quarter of 2001, respectively. The decreases in costs per gold ounce were primarily attributable to increased production at the La Camorra mine.

     Cash operating, total cash and total production cost per silver ounce decreased to $2.29, $2.36 and $3.91, respectively, in the first quarter of 2002 from $3.31, $3.32, and $4.61 in the first quarter of 2001, respectively. The decreases in the costs per silver ounce were due primarily to the addition of the low-cost San Sebastian mine, which commenced operations in May 2001, and to reduced production at the higher cost Lucky Friday mine. During the first quarter of 2002, approximately $0.2 million of costs were classified as care-and-maintenance costs and excluded in the determination of the cost per ounce at Lucky Friday. Including the $0.2 million in costs, the cash operating, total cash and total production costs per ounce total $2.39, $2.47 and $4.02, respectively, for 2002.

     Depreciation, depletion, and amortization increased $1.2 million, or 27%, in the first quarter of 2002 from the first quarter of 2001 principally due to increased depreciation from the La Camorra mine, due to increased production ($0.9 million), increased depreciation from the San Sebastian mine ($0.7 million), due to the commencement of operations in May 2001, and decreased depreciation at the Lucky Friday mine ($0.4 million).

     Interest expense decreased $1.5 million, or 77%, in the first quarter of 2002, compared to the first quarter of 2001, primarily the result of repayment of a $55.0 million term loan facility in March 2001.

     Hecla's provision for closed operations and environmental matters decreased $0.5 million, or 81%, in the first quarter of 2002, compared to the first quarter of 2001 principally due to decreased expenditures relating to the Coeur d'Alene Basin Litigation ($0.3 million).

     Miscellaneous expense decreased $0.3 million, or 65%, in the first quarter of 2002, compared to the first quarter of 2001, primarily due to a foreign exchange gain ($0.2 million) in 2002.

     General and administrative expense increased $0.4 million, or 24%, in the first quarter of 2002, compared to the first quarter of 2001, primarily due to increased compensation accruals.

                      Hecla Mining Company and Subsidiaries

Financial Condition and Liquidity
---------------------------------

     At March 31, 2002, cash and cash equivalents total $8.6 million, an increase of $1.1 million from cash and cash equivalents as of December 31, 2001.

Operating Activities
--------------------

     Operating activities provided approximately $0.5 million of cash during the first quarter of 2002. Significant sources of cash included cash provided by La Camorra and San Sebastian and increased accrued payroll and related benefits of $0.7 million. Significant uses of cash included increased accounts and notes receivable ($3.2 million), increased inventories ($1.2 million), cash required for reclamation activities and other noncurrent liabilities ($1.0 million), decreased accounts payable and accrued expenses ($0.9 million) and decreased other current and noncurrent assets ($0.8 million). Principal noncash elements included charges for depreciation, depletion and amortization of $5.6 million.

Investing Activities
--------------------

     Investing activities used $0.4 million of cash during the first quarter of 2002. The major use of cash was additions to properties, plants and equipment ($2.2 million), primarily at the La Camorra, Greens Creek and San Sebastian mines. The addition to properties, plants and equipment is partly offset by the sale of the pet operations of CAC for $1.6 million in cash.

     Hecla currently anticipates that capital expenditures for the remainder of 2002 will be in the range of $10.0 million to $12.0 million, principally for expenditures at the La Camorra, Greens Creek and San Sebastian mines.

     On April 8, 2002, Hecla completed the sale of its headquarters building in Coeur d'Alene, Idaho, for $5.6 million. The Company continues to pursue the sale of CAC and has a signed letter of intent to sell the briquette division, although there can be no assurance a sales transaction will take place.

Financing Activities
--------------------

     During the first quarter of 2002, financing activities provided approximately $0.9 million of cash. Major sources of cash included borrowings of $3.3 million and proceeds of $1.0 million for common stock issued for outstanding warrants. These sources were partly offset by the repayment of debt of $3.4 million.

                      Hecla Mining Company and Subsidiaries

     As of March 31, 2002, Hecla had outstanding debt of $18.9 million, including $4.3 million due to be repaid in the next twelve months. The outstanding debt included project financing facilities for the La Camorra mine in Venezuela ($6.5 million) and the San Sebastian mill in Mexico ($6.4 million), a $3.0 million subordinated loan and $3.0 million outstanding under a $7.5 million revolving credit facility.

Environmental
-------------

     As of March 31, 2002, the Company has accrued $42.7 million related to the properties covered by the Agreement in Principle reached in August 2001 with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to historic mining practices in the Coeur d'Alene Basin in northern Idaho. Hecla has accrued what management believes is the best estimate of the liability as of March 31, 2002, however, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization and entry of a Consent Decree. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

     Reserves for closure costs, reclamation and environmental matters totaled $52.3 million at March 31, 2002. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the allowance is adequate based on current estimates of aggregate costs, Hecla plans to periodically reassess its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near term.

     Expenditures for environmental remediation and reclamation for the remainder of 2002 are estimated in the range of $6.0 to $7.0 million, principally for activities at the Grouse Creek property and the Bunker Hill Superfund site.

Exploration
-----------

     Hecla estimates that exploration expenditures for the remainder of 2002 will be in the range of $3.5 to $4.5 million at or in the vicinity of the San Sebastian, Greens Creek and La Camorra mines.

                      Hecla Mining Company and Subsidiaries

Other
-----

     At March 31, 2002, Hecla had outstanding 300,000 warrants to purchase Hecla common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price equal to the lesser of (i) $3.19, and (ii) 102% of the volume of weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date notice is given to Hecla. The warrants are exercisable until May 11, 2002. Prior to May 11, 300,000 warrants were exercised and Hecla issued 300,000 shares of its common stock. Proceeds of $0.8 million were realized from the exercise of the warrants.

     Hecla has 2.3 million shares of Series B Cumulative Convertible Preferred Stock (the Preferred Shares) outstanding. Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors and have voting rights related to certain amendments to Hecla's Articles of Incorporation. As of April 30, 2002, Hecla has not declared and paid the equivalent of seven quarterly dividends, entitling holders of the Preferred Shares to elect two directors at Hecla's annual shareholders' meeting. On May 10, 2002, holders of the Preferred Shares, voting as a class, elected two additional directors. Reduction or elimination of the Preferred Shares would reduce or eliminate the impact from Preferred Share dividends on the Company's income statement. Hecla has considered several options with regard to the Preferred Stock, including private and public exchange offers for the Preferred Shares and merger transactions, where the Preferred Shares could be converted into Hecla Common Stock, cash and/or other securities. Certain options would not require approval by holders of Preferred Shares.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of March 31, 2002, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the nonpayment by the Company of certain dividends on its Series B Convertible Preferred Stock, there can be no assurance as to the availability of this Registration Statement.

     For information on hedged positions and derivative instruments, see Item 3 "Quantitative and Qualitative Disclosure About Market Risk."

     Hecla is subject to legal proceedings and claims that have not been finally adjudicated (see Part II. Item 1. Legal

                      Hecla Mining Company and Subsidiaries

Proceedings and Note 5 of Notes to Consolidated Financial Statements). The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. However, an adverse determination in certain of these matters may have a material adverse effect on the financial position of Hecla and its subsidiaries.

Conclusion
----------

     Hecla believes cash requirements over the remainder of 2002 will be funded through a combination of current cash, future cash flows from operations, amounts available under existing loan agreements, proceeds from asset sales including the sale of the Company's headquarters building completed in April 2002 and/or future debt or equity security issuances. Hecla's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated prices of metals Hecla produces. Because of the significant impact that changes in the prices of gold, silver, zinc and lead have on Hecla's financial condition, declines in these metals prices may negatively impact short-term liquidity and Hecla's ability to raise additional funding for long-term projects. In the event that cash balances decline to a level that cannot support the operations at Hecla, management will defer certain planned capital expenditures and exploration expenditures as needed to conserve cash for operations. There can be no assurance that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
-----------------------------------------------------------------

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties, as well as summarize the financial instruments and derivative instruments held by Hecla at March 31, 2002, which are sensitive to changes in interest rates and commodity prices. Actual results could differ materially from those projected in the forward-looking statements. Hecla believes there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I, Item 1 of Hecla's 2001 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At March 31, 2002, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla

                      Hecla Mining Company and Subsidiaries

currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at March 31, 2002, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                 (in thousands)

                                                                                                    Fair
                               2002       2003       2004       2005      Thereafter     Total      Value
                              -------    -------    -------    -------    ----------    -------    -------

Subordinated debt             $   - -    $ 2,000    $ 1,000    $   - -    $   - -       $ 3,000    $ 3,000

Average interest rate            6.8%       9.1%      10.0%      10.4%

Project financing debt        $ 3,000    $ 3,000    $   500    $   - -    $   - -       $ 6,500    $ 6,500

Average interest rate            5.3%       7.6%       8.5%       8.9%

Project financing debt        $   947    $ 2,283    $   837    $ 1,368    $   960       $ 6,395    $ 6,395

Average interest rate             13%        13%        13%        13%        13%

Revolving credit facility     $   - -    $ 3,000    $   - -    $   - -    $   - -       $ 3,000    $ 3,000

Average interest rate              9%         9%         9%         9%

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

     The following table provides information about Hecla's forward sales contracts at March 31, 2002. The table presents the notional amount in ounces, the average forward sales price and the

                      Hecla Mining Company and Subsidiaries

total-dollar contract amount expected by the maturity dates, which occur between June 28, 2002, and December 31, 2004. As of March 31, 2002, the mark to market value of the contracts was $3.9 million. Hecla is subject to a margin free limit of $10.0 million. At March 28, 2002, the London Final gold price was $301.40.

                              Expected   Expected   Expected   Estimated
                              Maturity   Maturity   Maturity     Fair
                                2002       2003       2004       Value
                              --------   --------   --------   ---------

Forward contracts:
Gold sales (ounces)             45,270     59,802     48,928
Future price (per ounce)      $    288   $    288   $    288
Contract amount (in $000's)   $ 13,049   $ 17,238   $ 14,103   $ (3,857)


     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 154,000 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. To close out the Gold Lease Rate Swap at March 31, 2002, the estimated income to the Company was approximately $42,000.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries


Item 1.   Legal Proceedings
------    -----------------

      For information concerning legal proceedings, refer to Note 5 to Consolidated Financial Statements of this Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)  Exhibits*

          12 - Fixed Charge Coverage Ratio Calculation

     (b)  Reports on Form 8-K

          Form 8-K dated April 9, 2002, related to a news release announcing Hecla Mining Company had completed the sale of its corporate headquarters building in Coeur d'Alene, Idaho, to JDL Enterprises of Bellevue, Washington.





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


                                     HECLA MINING COMPANY
                              -----------------------------------
                                        (Registrant)



Date:  May 13, 2002           By   /s/ Arthur Brown
                                -------------------------------------------
                                Arthur Brown, Chairman and
                                   Chief Executive Officer



Date:  May 13, 2002           By   /s/ Lewis E. Walde
                                -------------------------------------------
                                Lewis E. Walde, Vice President - Controller
                                   (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------


Exhibit No.       Description

-----------       ------------------

12                Fixed Charge Coverage Ratio Calculation