Form 10-Q
period 2002-06-30
HECLA MINING CO/DE/
filed 2002-08-14
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


Commission file number       1-8491
                      -----------------------------------------

                       HECLA MINING COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                  82-0126240
--------------------------------         ----------------------
 (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

  6500 Mineral Drive, Suite 200
    Coeur d'Alene, Idaho                     83815-8788
--------------------------------         ----------------------
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
Yes  XX .   No     .
    ----       ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding August 8, 2002
------------------------             -------------------------
Common stock, par value                  85,971,224 shares
     $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                       For the Quarter Ended June 30, 2002


                           I N D E X*

                                                                 Page
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - June 30,
             2002 and December 31, 2001

           - Consolidated Statements of Operations and
             Comprehensive Income (Loss) - Three Months and
             Six Months Ended June 30, 2002 and 2001

           - Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 2002 and 2001

           - Notes to Consolidated Financial Statements

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations


PART II. - Other Information

    Item 1 - Legal Proceedings

    Item 4 - Annual Meeting of Shareholders

    Item 6 - Exhibits and Reports on Form 8-K







*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                            June 30,      December 31,
                                                                              2002            2001
                                                                           ----------     ------------

                                ASSETS
Current assets:
 Cash and cash equivalents                                                 $   13,073     $    7,560
 Accounts and notes receivable                                                 12,750          6,648
 Inventories                                                                   14,288         10,868
 Other current assets                                                           2,122          1,426
 Net assets of discontinued operations                                            401          2,714
                                                                           ----------     ----------
      Total current assets                                                     42,634         29,216
Investments                                                                       123             69
Restricted investments                                                          6,375          6,375
Properties, plants and equipment, net                                          94,049        104,593
Other noncurrent assets                                                        13,047         12,863
                                                                           ----------     ----------

      Total assets                                                         $  156,228     $  153,116
                                                                           ==========     ==========

                             LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses                                     $    8,039     $    7,938
 Accrued payroll and related benefits                                           7,967          7,832
 Current portion of long-term debt                                              6,545          7,043
 Accrued taxes                                                                    924            787
 Current portion of accrued reclamation and closure costs                       6,810          6,026
                                                                           ----------     ----------
      Total current liabilities                                                30,285         29,626
Deferred income taxes                                                             300            300
Long-term debt                                                                  7,545         11,948
Accrued reclamation and closure costs                                          44,925         46,455
Other noncurrent liabilities                                                    6,977          6,823
                                                                           ----------     ----------

      Total liabilities                                                        90,032         95,152
                                                                           ----------     ----------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued and outstanding - 2,300,000 shares, liquidation preference 2002 -
  $131,100 and 2001 - $127,075                                                    575            575
Common stock, $0.25 par value, authorized 200,000,000 shares;
  issued  2002  - 75,153,312 shares, issued 2001 - 73,068,796 shares           18,788         18,267
Capital surplus                                                               406,122        404,354
Accumulated deficit                                                          (358,940)      (364,183)
Accumulated other comprehensive income (loss)                                      (8)           173
Less stock held by grantor trust; 2002  - 61,278 common shares,
 2001 - 102,114 common shares                                                    (198)          (330)
Less stock held as unearned compensation; 2002 - 57,106 common shares,
 2001 - 19,035 common shares                                                      (25)            (6)
Less treasury stock, at cost; 2002 - 8,274 common shares, 2001 -
 62,116 common shares                                                            (118)          (886)
                                                                           ----------     ----------

      Total shareholders' equity                                               66,196         57,964
                                                                           ----------     ----------

      Total liabilities and shareholders' equity                           $  156,228     $  153,116
                                                                           ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)(Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                                Three Months Ended              Six Months Ended
                                                           ----------------------------   ----------------------------
                                                           June 30, 2002  June 30, 2001   June 30, 2002  June 30, 2001
                                                           -------------  -------------   -------------  -------------
Continuing Operations:
Sales of products                                          $ 28,663       $ 24,561        $ 52,045       $ 40,978
                                                           --------       --------        --------       --------
Cost of sales and other direct production costs              14,675         16,832          28,766         28,004
Depreciation, depletion and amortization                      6,131          5,371          11,689          9,765
                                                           --------       --------        --------       --------
                                                             20,806         22,203          40,455         37,769
                                                           --------       --------        --------       --------
Gross profit                                                  7,857          2,358          11,590          3,209
                                                           --------       --------        --------       --------

Other operating expenses:
 General and administrative                                   1,767          1,808           3,645          3,322
 Exploration                                                  1,206            778           1,730          1,294
 Depreciation and amortization                                   15             68              67            136
 Provision for closed operations and
   environmental matters                                        148            418             257            991
                                                           --------       --------        --------       --------
                                                              3,136          3,072           5,699          5,743
                                                           --------       --------        --------       --------
Income (loss) from operations                                 4,721           (714)          5,891         (2,534)
                                                           --------       --------        --------       --------

Other income (expense):
 Interest and other income                                      685            472           1,094          1,100
 Miscellaneous, net                                             237           (435)             91           (848)
 Interest expense                                              (473)          (611)           (937)        (2,616)
                                                           --------       --------        --------       --------
                                                                449           (574)            248         (2,364)
                                                           --------       --------        --------       --------
Income (loss) from continuing operations before
   income taxes                                               5,170         (1,288)          6,139         (4,898)
Income tax provision                                           (112)           - -            (112)           - -
                                                           --------       --------        --------       --------
Income (loss) from continuing operations                      5,058         (1,288)          6,027         (4,898)
Discontinued operations:
 Income (loss), net of income tax                              (303)            (2)           (786)           160
 Gain (loss) on disposal, net of income tax                     - -           (265)            - -         12,718
                                                           --------       --------        --------       --------
Net income (loss)                                             4,755         (1,555)          5,241          7,980
Preferred stock dividends                                    (2,013)        (2,013)         (4,025)        (4,025)
                                                           --------       --------        --------       --------
Income (loss) applicable to common shareholders               2,742         (3,568)          1,216          3,955
                                                           --------       --------        --------       --------

Other comprehensive income (loss), net of income tax:
Change in derivative contracts                                  - -            - -            (256)           - -
Cumulative effect of a change in accounting
   principle                                                    - -            - -             - -           (136)
Reclassification adjustment of loss included in
   net income (loss)                                             10             10              20             20
Unrealized  holding gains (losses) on securities                 36            (33)             55             11
Change in foreign currency items                                - -            - -             - -          4,898
                                                           --------       --------        --------       --------
Other comprehensive income (loss)                                46            (23)           (181)         4,793
                                                           --------       --------        --------       --------
Comprehensive income (loss) applicable to
   common shareholders                                     $  2,788       $ (3,591)       $  1,035       $  8,748
                                                           ========       ========        ========       ========

Basic and diluted income (loss) per common share:
  Income (loss) from continuing operations                 $   0.04       $  (0.05)       $   0.03       $  (0.13)
  Income (loss) from discontinued operations                   - -             - -           (0.01)          0.19
                                                           --------       --------        --------       --------
Basic and diluted income (loss) per common share           $   0.04       $  (0.05)       $   0.02       $   0.06
                                                           ========       ========        ========       ========

Weighted average number of common shares outstanding         75,010         66,839          74,426         66,818
                                                           ========       ========        ========       ========


    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                         Six Months Ended
                                                                     -----------------------------
                                                                     June 30, 2002   June 30, 2001
                                                                     -------------   -------------

Operating activities:
 Net income                                                           $   5,241       $   7,980
 Noncash elements included in net income:
  Depreciation, depletion and amortization                               11,756           9,901
  Gain on sale of discontinued operations                                   - -         (12,718)
  Gain (loss) on disposition of properties,
   plants and equipment                                                    (185)             17
  Provision for reclamation and closure costs                               751             476
  Change in net assets of discontinued operations                           858           1,316
 Change in assets and liabilities:
  Accounts and notes receivable                                          (6,102)          1,258
  Inventories                                                            (3,420)         (1,256)
  Other current and noncurrent assets                                      (886)           (338)
  Accounts payable and accrued expenses                                     102             614
  Accrued payroll and related benefits                                      574             451
  Accrued taxes                                                             137             131
  Accrued reclamation and closure costs and other
   noncurrent liabilities                                                (2,247)         (3,824)
                                                                      ---------       ---------
 Net cash provided by operating activities                                6,579           4,008
                                                                      ---------       ---------

Investing activities:
 Proceeds from sale of discontinued operations                            1,585          59,761
 Additions to properties, plants and equipment                           (6,070)        (12,740)
 Proceeds from disposition of properties,
  plants and equipment                                                    5,622             239
 Increase in restricted investments                                         - -            (296)
 Purchase of investments and change in cash
  surrender value of life insurance, net                                    - -             313
 Other, net                                                                 137             (97)
                                                                      ---------       ---------
Net cash provided by investing activities                                 1,274          47,180
                                                                      ---------       ---------

Financing activities:
 Common stock issued under warrants and stock option plans                2,561             - -
 Common stock issuance, other                                               - -              38
 Borrowings on debt                                                       3,300          10,609
 Repayments on debt                                                      (8,201)        (59,803)
                                                                      ---------       ---------
Net cash used by financing activities                                    (2,340)        (49,156)
                                                                      ---------       ---------

Net increase in cash and cash equivalents                                 5,513           2,032
Cash and cash equivalents at beginning of period                          7,560           1,373
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $  13,073       $   3,405
                                                                      =========       =========






    The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.        Basis of Preparation of Financial Statements

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

Note 2.        Discontinued Operations

     On March 5, 2002, Hecla completed the sale of its pet operations of the Colorado Aggregate Division (CAC) of MWCA for $1.6 million in cash. The sale of the CAC pet division did not result in a gain or loss. Hecla continues to pursue a sale of the remaining assets of the industrial minerals segment, although there can be no assurance that a sales transaction will be completed. At June 30, 2002, the remaining net assets of CAC are approximately $0.4 million. Hecla recorded a loss from discontinued operations of approximately $0.3 million in the second quarter of 2002 compared to a loss of $0.3 million in the same period in 2001. Hecla recorded a loss from discontinued operations of approximately $0.8 million in the first six months of 2001, or $0.01 per common share, compared to income of approximately $12.9 million, or $0.19 per common share, in the same period in 2001 due to a $13.0 million gain on the sale of the Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) in March 2001.

Note 3.        Income Taxes

     Hecla's income tax provision for the first six months of 2002 and 2001 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability of net operating losses that can be utilized in Mexico and in Venezuela. For the three months and six months ended June 30, 2002, Hecla recognized a $112,000 provision for foreign income taxes.

                      Hecla Mining Company and Subsidiaries

Note 4.        Inventories

     Inventories consist of the following (in thousands):

                                         June 30,     Dec. 31,
                                           2002         2001
                                         ---------    --------

     Concentrates, bullion, metals
        in transit and other products     $  6,162    $  4,211
     Materials and supplies                  8,126       6,657
                                          --------    --------

                                          $ 14,288    $ 10,868
                                          ========    ========

     At June 30, 2002, Hecla had forward sales commitments through December 31, 2004, for 139,342 ounces of gold at an average price of $288.25 per ounce.
Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts. As such, Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counter parties to these agreements. The London Final gold price at June 28, 2002 was $319.05 per ounce.

Note 5.        Contingencies

Bunker Hill Superfund Site

     In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency
(EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located at Kellogg, Idaho. The consent decree settled Hecla's response-cost liability under CERCLA at the Bunker Hill site.
In August 2000, Sunshine Mining and Refining Company, which was also a party to the 1994 Consent Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Consent Decree.
In response to a request by the Company and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over

                      Hecla Mining Company and Subsidiaries

the 1994 Consent Decree ("1994 Decree") issued an Order in September 2001 that the 1994 Consent Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance of the Record of Decision on the Basin-Wide Remedial Investigation/Feasibility Study. The EPA has indicated that the Record of Decision will be issued later in 2002. Based on the 2001 Order issued by the Court, the Company believes it is entitled to relief from the 2002 work program under the 1994 Decree within the Bunker Hill site. Hecla and ASARCO have negotiated a reduced 2002 work program with the EPA and the state of Idaho pending the outcome of a final ruling of the Court. As of June 30, 2002, Hecla has estimated and accrued an allowance for liability for remedial activity costs at the Bunker Hill site of $9.3 million, which does not reflect the potential modification of the 1994 Decree. These estimated expenditures are anticipated to be made over the next three to five years. Although Hecla believes the accrual is adequate based upon current estimates of aggregate costs, it is reasonably possible that Hecla's estimate of its obligations may change in the near or long term.

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

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the Federal District Court cases on January 22, 2001, and was concluded on July 30, 2001. In the first phase of the trial, the Court has been asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court has also been asked to determine the liability of the United States for its historic involvement in the Basin. No decision on the issues before the Court in the first phase of the litigation has been issued. If liability is determined in the first phase, a second trial will be scheduled for 2002 or 2003 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only defendants remaining in the litigation.

     During 2000 and into 2001, Hecla was involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a State of Idaho led settlement effort. On August 16, 2001, the Company entered into an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. Since August 2001, the Company and EPA have continued to negotiate a final consent decree based upon the terms set forth in the Agreement in Principle. Due to a number of changes that have occurred since the signing of the Agreement in Principle, including improvements in the environmental conditions at Grouse Creek and lower estimated cleanup costs in the Coeur d'Alene Basin as well as the Company's improved financial condition, the terms of the multiple properties settlement approach set forth in the Agreement in Principle appear no longer favorable to the Company. It is expected that utilizing the Agreement in Principle as a settlement vehicle will likely be discontinued. However, Hecla continues to negotiate the terms of a settlement with the United States and the State of Idaho that would be limited to resolving its environmental cleanup liabilities for historic mining practices in the Coeur d'Alene Basin.

                      Hecla Mining Company and Subsidiaries

     As of June 30, 2002, the Company has accrued $41.8 million related to Grouse Creek, Yellow Pine, the Bunker Hill Superfund site and other properties located with the Coeur d'Alene Basin. These properties are included in the Agreement in Principle, which has not and will likely not be finalized into a final settlement agreement and Consent Decree. The Company has accrued what management believes is the best estimate of the liability as of June 30, 2002. However, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization of ongoing negotiations toward a Basin settlement. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company.

     Private Class Action Litigation

     On or about January 7, 2002, a class action complaint was filed in this matter in the Idaho District Court, County of Kootenai, against several corporate defendants, including the Company. The Company was served with the Complaint on January 29, 2002. The Complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, a real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs. The Company believes the Complaint is subject to challenge on a number of bases and intends to vigorously defend itself in this litigation. On April 23, 2002, the Company filed a motion with the Court to dismiss the claims for relief relating to the medical monitoring programs and the remediation and restoration programs. A hearing on this motion and other pretrial matters is expected to be scheduled in late August or September 2002.

     Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to the Company and its predecessors. Hecla believes the insurance companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse

                      Hecla Mining Company and Subsidiaries

the U.S. Government for past costs under the Bunker Hill site Consent Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of June 30, 2002, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

     Other Claims

     In 1997, Hecla's then subsidiary, Kentucky-Tennessee Clay Company (K-T
Clay), terminated shipments (comprising approximately 1% of annual ball clay production) sold to animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry. Dioxin is inherently present in ball clays generally. On September 22, 1999, Riceland Foods (the primary purchaser of ball clay from K-T Clay used in animal feed) commenced litigation against K-T Clay in State Court in Arkansas to recover its losses and its insurance company's payments to downstream users of its animal feed. The complaint alleged negligence, strict liability and breach of implied warranties and seeks damages in excess of $7.0 million. Legal counsel retained by the insurance company for K-T Clay had the case removed to Federal District Court in Arkansas. In July 2000, a second complaint was filed against K-T Clay and Hecla in State Court in Arkansas by Townsends, Inc., another purchaser of animal feed containing ball clay sold by K-T Clay. A third complaint was filed in the Federal District Court in Arkansas on August 31, 2000, by Archer Daniels Midland Company, a successor in interest to Quincy Soybean Company, a third purchaser of ball clay sold by K-T Clay and used in the animal feed industry. The Townsends' and Archer Daniels' lawsuits allege damages totaling approximately $300,000 and $1.4 million, respectively. These complaints contain similar allegations to the Riceland Foods' case and legal counsel retained by the insurance carrier is defending K-T Clay and Hecla in these lawsuits. The Company believes that these claims comprise substantially all the potential claims related to this matter. In January 2001, Hecla was dismissed from the only lawsuit in which it had been named as a defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods' litigation against K-T Clay through settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods' settlement. In August 2001, the Federal District Court dismissed the Archer Daniels' litigation; however, a similar lawsuit based upon implied warranty was refiled by Archer Daniels against K-T Clay on October 24, 2001, in Arkansas Federal Court. The defense of the Townsends' lawsuit is being covered by insurance. The Company believes that K-T Clay's

                      Hecla Mining Company and Subsidiaries

insurance coverage is available to cover the remaining claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. In July 2002, K-T Clay, through its insurance carrier, negotiated settlements of both remaining lawsuits. The settlement payments will be funded 100% by K-T Clay's insurance carrier. The settlement agreements, when finalized will be submitted to the respective courts and Hecla anticipates both cases to be dismissed later in 2002.

     In March 2002, Independence Lead Mines Company ("Independence"), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday mine, notified Hecla of certain alleged defaults by Hecla under the 1968 Lease Agreement between the unit owners (Independence and Hecla under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by Hecla as lessee and operator of the properties. Hecla is a net 81.48% interest holder under these Agreements. Independence alleges that Hecla violated the "prudent operator obligations" implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. The remedy requested by Independence is the termination of Hecla's lease of the DIA/Gold Hunter properties. Under the Lease Agreement, Hecla has the exclusive right to manage, control and operate the DIA properties, and its decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the Lease Agreement and requesting unspecified damages. Hecla believes that it has fully complied with all obligations of the 1968 Lease Agreement and will be able to successfully defend its right to continue to operate the property under the Lease Agreement.

     In Mexico, a claim has been made, in one court, as to the validity of the ownership of the Velardena mill and, in another court, the validity of a lien that predates acquisition of the mill by Hecla's subsidiary. Although the Company believes it holds good title to the mill, there is no assurance that Hecla will prevail in this litigation. In addition, IIG Capital, LLC, the lender to the project loan used to acquire the mill, agreed to indemnify Hecla for all obligations or losses relating to these liens or claims. However, losing the litigation could result in an interruption of production or even the loss of the mill.

Note 6.        Long-Term Debt and Credit Agreements

     As of June 30, 2002, Hecla's wholly owned subsidiary Hecla Resource Investments Limited (HRIL), had $5.0 million outstanding

                      Hecla Mining Company and Subsidiaries

under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is repayable in semiannual payments ending December 31, 2004, and had an interest rate of 4.9% at June 30, 2002.

     HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and performance of the La Camorra mine. The Company is required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At June 30, 2002, there were 139,342 ounces of gold sold forward. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. The Company maintains a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate.

     As of June 30, 2002, the Company has a $3.0 million outstanding subordinated loan due in three equal semiannual payments commencing in June of 2003. The loan agreement gives the Company the option to capitalize interest payments by adding them to the principal amount of the loan. At June 30, 2002, the interest amount added to principal was approximately $0.6 million. The interest rate on the subordinated debt was 6.05% as of June 30, 2002.

     At June 30, 2002, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), had $6.1 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian mine near Durango, Mexico. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months. The loan bears interest at the rate of 13%.

     On March 27, 2002, Hecla entered into a $7.5 million revolving bank agreement due in March of 2004. Amounts under the bank agreement are available for general corporate purposes and are collateralized by Hecla's interest in the Greens Creek Joint Venture. At June 30, 2002, there was no amount outstanding under the revolving bank agreement.

     On April 8, 2002, Hecla completed a sales transaction for its headquarters building, terminating a $3.0 million revolving bank agreement collateralized by the building. For additional information relating to the sale of the headquarters building, see Note 9 of Notes to Consolidated Financial Statements.

                      Hecla Mining Company and Subsidiaries

Note 7.        Income (Loss) per Common Share

     The following table presents a reconciliation of the numerators (net income
(loss)) and denominators (shares) used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to undeclared cumulative preferred dividends in arriving at income (loss) applicable to common shareholders for the three months and six months ended June 30, 2002 and 2001, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts). For the three months and six months ended June 30, 2002 and 2001, the $2.0 million and $4.0 million dividends, respectively, have not been declared or paid.


                                                                 Three Months Ended June 30,
                                        -------------------------------------------------------------------------
                                                       2002                                   2001
                                        ------------------------------------   ----------------------------------
                                                       Weighted                               Weighted
                                            Net         Average    Per-Share       Net         Average  Per-Share
                                        Income (Loss)   Shares      Amount     Income (Loss)   Shares    Amount
                                        -------------   ------      ------     -------------   ------    ------
Income (loss) before preferred
 stock dividends                         $   4,755                              $  (1,555)
Less:  Preferred
 stock dividends                            (2,013)                                (2,013)
                                         ---------                              ---------

Basic income (loss) per common share:
Basic income (loss) applicable
  to common shareholders                 $   2,742      75,010      $  0.04     $   (3,568)    66,839    $ (0.05)

Effect of dilutive securities                  - -          16          - -            - -        - -        - -
                                         ---------      ------      -------     ----------     ------    -------

Diluted income (loss) per
 common share                            $   2,742      75,226      $  0.04     $   (3,568)    66,839    $ (0.05)
                                         =========      ======      =======     ==========     ======    =======


                                                                 Six Months Ended June 30,
                                         ------------------------------------------------------------------------
                                                        2002                                 2001
                                         -----------------------------------    ---------------------------------
                                                       Weighted                               Weighted
                                          Net           Average    Per-Share        Net        Average  Per-Share
                                         Income         Shares      Amount      Income (Loss)  Shares    Amount
                                         ------         ------      ------      -------------  ------    ------

Income before preferred stock
 dividends                               $   5,241                              $    7,980
Less:  Preferred
 stock dividends                            (4,025)                                 (4,025)
                                         ---------                              ----------

Basic income per common share:
Basic income applicable to common
 shareholders                            $   1,216      74,426      $  0.02     $    3,955     66,818    $  0.06

Effect of dilutive securities                  - -         428          - -            - -        568        - -
                                         ---------      ------      -------     ----------     ------    -------

Diluted income per common share          $   1,216      74,854      $  0.02     $    3,955     66,386    $  0.06
                                         =========      ======      =======     ==========     ======    =======


                      Hecla Mining Company and Subsidiaries

     These calculations of diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 exclude the effects of $115.0 million of convertible preferred stock as such conversion would be antidilutive.
Subsequent to June 30, 2002, $77.3 million of the convertible preferred stock was converted to common stock (for additional information regarding the preferred stock conversion, see Note 10 of Notes to Consolidated Financial Statements). Also excluded from these calculations are the effects of common stock issuable upon exercise of various stock options as of June 30, 2002 and 2001, as their exercise would be antidilutive, as follows:

                Three Months Ended         Six Months Ended
               ----------------------   ----------------------
                     June 30,                 June 30,
                  2002       2001          2002        2001
               ---------- ----------    ----------  ----------

               1,034,500   2,356,500    1,034,500   2,356,500

Note 8.        Business Segments

     Hecla is organized and managed primarily on the basis of the principal products being produced from its gold and silver operating units. One of the operating units has been aggregated into the Gold segment and three of the operating units have been aggregated into the Silver segment. General corporate activities not associated with operating units as well as idle properties are presented as Other.

     The following tables present information about reportable segments for the three months and six months ended June 30 (in thousands):

                      Hecla Mining Company and Subsidiaries


                                            Three Months Ended       Six Months Ended
                                           ---------------------   ---------------------
                                                 June 30,                June 30,
                                             2002        2001        2002        2001
                                           ---------   ---------   ---------   ---------
  Net sales to unaffiliated customers:
     Gold                                  $  12,037   $  11,410   $  23,310   $  18,107
     Silver                                   16,626      13,151      28,735      22,871
                                           ---------   ---------   ---------   ---------

                                           $  28,663   $  24,561   $  52,045   $  40,978
                                           =========   =========   =========   =========


                                             Three Months Ended      Six Months Ended
                                           ---------------------   ---------------------
                                                 June 30,                June 30,
                                             2002        2001        2002        2001
                                           ---------   ---------   ---------   ---------

  Income (loss) from operations:
     Gold                                  $   4,464   $   2,798   $   7,209   $   4,068
     Silver                                    2,187      (1,221)      2,651      (2,221)
     Other                                    (1,930)     (2,291)     (3,969)     (4,381)             --
                                           ---------   ---------   ---------   ---------

                                           $   4,721   $    (714)  $   5,891   $  (2,534)
                                           =========   =========   =========   =========



    The following table presents identifiable assets by reportable segment as of June 30, 2002, and December 31, 2001 (in thousands):

                                June 30,    December 31,
                                  2002          2001
                                ---------   -----------

     Identifiable assets:
       Gold                     $  39,674     $  40,489
       Silver                      86,298        84,845
       Discontinued operations        401         2,714
       Other                       29,855        25,068
                                ---------     ---------

                                $ 156,228     $ 153,116
                                =========     =========

Note 9.        Sale of Fixed Assets

     On April 8, 2002, Hecla completed a sale of its headquarters building in Coeur d'Alene, Idaho, for $5.6 million in cash. Proceeds from the sale are for general corporate purposes. Hecla has leased a portion of the building over a period of five years

                      Hecla Mining Company and Subsidiaries

and will amortize the gain on the sale of $0.6 million over the lease term. Hecla has agreed to a five-year lease, including leasing approximately 50% of the building for two years, at which time the Company can elect to reduce the amount of lease space to 25% for the remaining three years. The landlord may terminate the lease during the first two years of the lease subject to certain restrictions.

Note 10.       Subsequent Events

     On June 13, 2002, Hecla announced its intent to offer to holders of its Series B Cumulative Convertible Preferred stock to exchange each of their Preferred shares for seven shares of Hecla Common stock. Holders of the Series B Cumulative Convertible Preferred stock had until July 25, 2002, to tender their preferred shares. A total of 1.55 million shares were validly tendered and exchanged, representing approximately 67.0% of the total number of preferred shares outstanding, into 10.8 million shares of the Company's common stock.

     In the third quarter of 2002, the Company expects to incur a non-cash dividend charge of approximately $17.6 million related to the completed exchange offering. The $17.6 million dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charge will have no impact on the Company's total shareholders' equity as the offset will be an increase in common stock and paid-in-capital. As a result of the completed exchange offering, the total charge to cumulative preferred dividends is anticipated to be $23.4 million for the year ending December 31, 2002. Beginning in 2003, the $8.0 million annual cumulative preferred dividends that have historically been included in income (loss) applicable to common shareholders will be reduced to approximately $2.6 million. The completed exchange offering also eliminated $10.9 million of previously undeclared and unpaid preferred stock dividends.

Note 11.       New Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is required to be adopted by January 1, 2003, and the Company will record the estimated present value of reclamation liabilities and increase the carrying value of related assets. Subsequently, reclamation costs will be allocated to expense over the life of

                      Hecla Mining Company and Subsidiaries

the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company is currently in the process of quantifying the effect the adoption of this statement will have on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provision of SFAS No. 145 that amend SFAS No. 13 is effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

                      Hecla Mining Company and Subsidiaries

Item 2.        Management's Discussion and Analysis of Financial
------         -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     A 111-year-old company, Hecla Mining Company has long been known as a precious metals producer and is involved in the mining, processing, development and exploration of gold, silver, lead and zinc. The Company is operated and organized into two segments, gold and silver, and has a small industrial minerals subsidiary, which is being marketed for sale.

     Hecla produced significantly more gold in the second quarter of 2002 than at any time in its history, while continuing to be a low-cost silver producer. Although Hecla is positively impacted by increases in metals prices, its low cost operations and improvements in production, cash position and reduced debt enhances the Company's ability to operate even in a low precious metals price environment.

RESULTS OF OPERATIONS
---------------------

     Hecla recorded net income, before preferred stock dividends, of approximately $5.2 million ($0.07 per common share) and $8.0 million ($0.12 per common share) in the first six months of 2002 and 2001, respectively. Before preferred stock dividends, Hecla recorded net income of approximately $4.8 million ($0.06 per common share) in the second quarter of 2002 compared to a net loss of approximately $1.6 million ($0.02 per common share) in the second quarter of 2001.

     The Company's net income for the six months ended June 30, 2002 and 2001, includes a loss from discontinued operations of approximately $0.8 million ($0.01 per common share) in the first six months of 2002 and income of approximately $12.9 million ($0.19 per common share) in the same period in 2001. The income from discontinued operations in 2001 is principally due to a gain of $13.0 recognized on the sale of the majority of Hecla's industrial minerals segment in March 2001. Hecla recorded a loss from discontinued operations of approximately $0.3 million and $0.3 million in the second quarters of 2002 and 2001, respectively.

     On March 27, 2001, Hecla completed a sale of the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) and recorded a gain of $13.0 million in the first quarter of 2001. On March 5, 2002, Hecla completed a sale of the pet operations of Colorado Aggregate division (CAC) of MWCA, a wholly owned subsidiary of Hecla, for $1.6 million in cash. The sale of the pet operations did not result in a gain or loss.

                      Hecla Mining Company and Subsidiaries

     The quarters and six months ended June 30, 2002 and 2001 included $2.0 million and $4.0 million, respectively, in dividends to holders of Hecla's Series B Cumulative Convertible Preferred Stock. Although Hecla has elected not to declare or pay the dividends for the quarters and six months ended June 30, 2002 and 2001, because these dividends are cumulative, the effects of the undeclared dividends are reflected in the income (loss) applicable to common shareholders.

     Hecla recorded income applicable to common shareholders of approximately $1.2 million ($0.02 per common share) and $4.0 million ($0.06 per common share) in the first six months of 2002 and 2001, respectively. Hecla recorded income applicable to common shareholders of approximately $2.7 million ($0.04 per common share) in the second quarter of 2002 compared to a loss applicable to common shareholders of approximately $3.6 million ($0.02 per common share) in the second quarter of 2001.

Gold Operations
---------------

     Currently Hecla operates the La Camorra mine, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. At the present time, La Camorra is Hecla's sole gold operating unit.

     Sales of product increased by $0.6 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 32.5% during the second quarter of 2002 from 48.3% in the second quarter of 2001. Sales of product increased by $5.2 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 40.7% in the first six months of 2002 from 48.4% in the first six months of 2001. The improvement to sales, as well as to cost of sales and other direct production costs as a percentage of sales, for the quarter and six-month period are primarily due to increased mine equipment availability and improvements to the crushing, milling and adsorption capacities, creating increases in tons milled and gold ounces produced. Also contributing to the improvements were increases in the average market price of gold, which increased 17% and 14%, respectively, in the second quarter and six months ended June 30, 2002, as compared to the same periods in 2001.

     During the first six months of 2002, La Camorra has produced approximately 86,000 ounces of gold at a total cash cost of $134 per gold ounce, a 27% increase in gold production when compared to approximately 68,000 ounces at a total cash cost of $137 during the first six months of 2001. Gold production at La Camorra is projected at approximately 150,000 ounces for the year ending December 31, 2002.

                      Hecla Mining Company and Subsidiaries

     Total gold ounces produced, total cash and total production costs and average gold realized and London Final prices were as follows (in thousands):

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                              2002    2001         2002   2001
                                              ----    ----         ----  -----

 Gold ounces produced:
    La Camorra                                 46      40            86     68
    San Sebastian                              11       4            20      5
    Greens Creek(1)                             9       6            16     13
 Total cash costs per ounce ($/oz.)           131     131           134    137
 Total production costs per ounce ($/oz.)     201     203           204    208

 Average Metals Prices:
    Gold-Realized ($/oz.)                     304     277           300    278
    Gold-London Final ($/oz.)                 313     268           302    266

 (1) Reflects Hecla's portion.


Silver Operations
-----------------

     For the quarter and six months ended June 30, 2002, the segment reported gross profits of $2.8 million and $3.4 million compared to gross losses of $0.8 million and $1.5 million, respectively, for the quarter and six months ended June 30, 2001. Sales of products increased by $3.5 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 65.0% in the second quarter of 2002 from 85.8% in the second quarter of 2001. Sales of products increased by $5.9 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 67.3% in the first six months of 2002 from 84.1% in the first six months of 2001.

     The consolidated improvements in the silver segment primarily are a result of reducing production from the higher cost Lucky Friday mine, increasing production from the lower cost San Sebastian mine and lower costs at the Greens Creek mine. Hecla's silver production totaled 2.3 million and 4.3 million ounces, respectively, for the quarter and six months ended June 30, 2002, as compared to 2.0 million and 4.1 million silver ounces, respectively, in the same periods during 2001. The average total cash cost decreased 39% and 33%, respectively, during the second quarter and six months ended June 30, 2002, when compared to the same periods during 2001.

                      Hecla Mining Company and Subsidiaries

     Total silver ounces produced, total cash and total production costs and average metals prices were as follows (in thousands):


                                           Three Months Ended   Six Months Ended
                                                 June 30,            June 30,
                                           ------------------   ----------------
                                             2002     2001        2002     2001
                                            ------   ------      ------   ------

 Silver ounces produced                      2,334    1,970       4,344    4,098
 Total cash costs per ounce ($/oz.)(1)        2.00     3.30        2.17     3.23
 Total production costs per ounce ($/oz.)(1)  3.44     4.71        3.66     4.57

 Average Metals Prices:
       Silver-Handy & Harman ($/oz.)          4.75     4.40        4.63     4.48
       Gold-London Final ($/oz.)               313      268         302      266
       Lead-LME Cash ($/pound)               0.216    0.223       0.214    0.217
       Zinc-LME Cash ($/pound)               0.363    0.453       0.357    0.443

  (1) During the quarter and six months ended June 30, 2002, approximately $0.2 million and $0.4 million, respectively, of costs were classified as care-and-maintenance costs and excluded in the determination of the cost per ounce at Lucky Friday. Including the care-and-maintenance costs, the total cash and total production costs per ounce total $2.09 and $3.52, respectively, for the second quarter of 2002 and $2.26 and $3.75, respectively, for the first six months of 2002.

     For the quarter and six months ended June 30, 2002, the San Sebastian mine, located in the State of Durango, Mexico, reported sales of $6.7 million and $12.1 million, compared to $2.5 million and $2.5 million in the same periods of 2001, the result of the commencement of operations in May 2001. During the first six months of 2002, San Sebastian has produced approximately 1.6 million ounces of silver at a low total cash cost of $1.38 per silver ounce. Silver and gold production at San Sebastian are estimated to be approximately 3.2 million ounces and 37,000 ounces, respectively, for the year ended December 31, 2002.

     The Greens Creek mine, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $7.0 million and $11.7 million for the quarter and six months ended June 30, 2002, as compared to $6.1 million and $10.5 million during the same periods in 2001, primarily due to higher tonnage throughput resulting in higher concentrate tons produced and better recoveries in the gravity circuit, leading to improved lead/silver/gold distributions. Although Greens Creek's silver production remained approximately the same at 1.7 million ounces for the first six months of 2002 and 2001, production of gold ounces and lead and zinc tons all increased by about 20%. The total cash cost per silver ounce decreased from $2.11 in the first six months of 2001 to $1.68 in the first six months of 2002. For the year ending December 31, 2002, production is forecasted to total approximately 3.1 million silver ounces, 28,000 ounces of gold and 8,000 and 24,000 tons of lead and zinc, respectively.

              Hecla Mining Company and Subsidiaries

     The Lucky Friday mine, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $3.0 million during the second quarter of 2002, as compared to $4.6 million during the second quarter of 2001. For the six months ended 2002, Lucky Friday reported sales of $4.9 million, compared with $10.0 million during the same period in 2001. The improvements in the quarter and six months ended
June 30, 2002, are a reflection of the reduction to approximately 30% of historical production beginning October 2001, a decision made based on the continuous decline over a ten-year period of silver and lead prices.

     Upon the decision to curtail production in October 2001, management estimated the currently developed area of the mine could sustain the lower production levels for up to 24 months and would continue as long as the cost of operating was less than putting the property on care and maintenance. During the second quarter of 2002, the total cash cost per silver ounce decreased 20% to $3.91, from $4.90 during the second quarter of 2001. The total cash cost per silver ounce decreased from $4.71 in the first six months of 2001 to $4.29 in the first six months of 2002. During the second quarter and the first six months of 2002, approximately $0.2 million and $0.4 million, respectively, of costs were classified as care-and-maintenance costs and excluded from the determination of the costs per ounce at Lucky Friday. Including the care-and-maintenance costs, the total cash cost per ounce total $4.25 for the second quarter and $4.70 for the six months ended. For the year ending December 31, 2002, production is forecasted to total approximately 1.7 million silver ounces and 9,000 tons of lead, as compared with total actual production for the year ended December 31, 2001, of 3.2 million silver ounces and 21,000 tons of lead, respectively.

Corporate Matters
-----------------

     Exploration expense increased $0.4 million (55%) and $0.4 million (34%), in the quarter and six months ending June 30, 2002, compared to the same periods in 2001, primarily due to increased exploration expenditures in Venezuela ($0.5 million and $0.7 million, respectively), at Greens Creek ($0.2 million and $0.2 million, respectively), partly offset by decreased expenditures in Mexico ($0.2 million and $0.3 million, respectively).

     Hecla's provision for closed operations and environmental matters decreased $0.3 million (65%) and $0.7 million (74%), in the quarter and six months ending June 30, 2002, as compared to the same periods in 2001, principally due to decreased expenditures relating to the Coeur d'Alene Basin Litigation ($0.3 million and $0.6 million, respectively).

              Hecla Mining Company and Subsidiaries

     Interest expense decreased $1.7 million, or 64%, in the first six months of 2002, compared to the first six months of 2001, primarily the result of repayment of a $55.0 million term loan facility in March 2001. Interest expense decreased $0.1 million in the second quarter 2002 as compared to the second quarter of 2001.

     Miscellaneous expense decreased $0.7 million (155%) and $0.9 million (111%), in the quarter and six months ending June 30, 2002, compared to the same periods in 2001, primarily due to a foreign exchange gain ($1.4 million and $1.6 million, respectively) in 2002 due to the devaluation of the Venezuelan Bolivar, offset by accruals for tax offset bonuses on employee stock option plans ($0.5 million and $0.5 million, respectively) and legal, consulting and accounting expenses regarding the Company's preferred stock tender offer and various other corporate matters.

EXPLORATION ACTIVITIES
----------------------

     On June 10, 2002, Hecla and Great Basin Gold Ltd. ("Great Basin") announced that the two companies have entered into a Joint-Venture Agreement ("Agreement") concerning exploration, development and production on Great Basin's Hollister Development Block high-grade gold property, located on the Carlin Trend of Nevada, one of the world's premier gold mining districts. The Agreement provides Hecla with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production, estimated to cost $21.8 million. Upon earn-in, Hecla will operate the mine. On August 5, 2002, the two companies signed the final Earn-In and Joint Operating Agreements.

     At the La Camorra gold mine, underground exploration drilling continues to explore the Main Zone and Betzy veins at depth. Results indicate that both Betzy and Main Zone ore shoots extend down-dip and plunge. Fourteen holes of the mid-level exploration program were undertaken for a total of 4,796 meters. Year-to-date, nineteen holes have been drilled for a total of 6,629 meters.

     In March, Hecla announced it had been awarded a lease on Block B concessions in Venezuela's El Callao gold mining district. This lease is subject to signing a definitive agreement with CVG-Minerven, the Venezuelan government-owned gold mining company.

     In Mexico, development drilling continues at San Sebastian on the Francine vein to provide additional information for mine

              Hecla Mining Company and Subsidiaries

planning and to test high-grade trends that appear to extend beyond current ore boundaries. The Company also continues its exploration efforts at its Cerro Pedernalillo silver/gold exploration project, located on the San Sebastian property. During the second quarter of this year, thirty-six drill holes were completed and the program explored 200 meters of strike length along the Don Sergio vein to a depth of 200 meters, and 250 meters of strike length along the Andrea vein to a depth of 135 meters. Six of these holes intersected banded quartz vein that assayed over 9.5 gpt gold equivalent over a horizontal width of 2.0 meters. Drilling to-date at Cerro Pedernalillo has identified three veins covering more than 1.5 kilometers in strike length. Veins could still be open to the southeast and more drilling may follow after interpretation of faulting in this area.

     At the Greens Creek mine, definition drilling continues in the Northwest West zone and in the Southwest Zone West Bench area to confirm reserves and determine ore limits. During the second quarter, two underground platforms were completed and exploration drilling commenced on projections of the 200 South and 5250 orebodies. A total of 16,000 feet of exploration drilling is planned in this area. Other areas are also targeted for both surface and underground drilling to test the Greens Creek system for possible extensions and fault offsets.

     Hecla estimates that exploration expenditures for the remainder of 2002 will be in the range of $3.0 to $4.0 million, principally for the activities mentioned above. The amount could be higher depending on the permitting process of the Hollister Development Block and reaching a definitive agreement with CVG-Minerven with respect to the Block B concessions in Venezuela.

ENVIRONMENTAL
-------------

     As of June 30, 2002, the Company has accrued $41.8 million related to Grouse Creek, Yellow Pine, the Bunker Hill Superfund site and other properties located within the Coeur d'Alene Basin. These properties are included in the August 2001 Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and cleanup costs related to historic mining practices in the Coeur d'Alene Basin in northern Idaho. However due to a number of changed circumstances since August 2001, the Agreement in Principle has not and will not like be finalized into a final settlement agreement and Consent Decree. The Company continues to negotiate a settlement with the United States and the State of Idaho that would be limited to resolving its environmental cleanup liabilities for historic mining practices in the Coeur d'Alene Basin. Hecla has accrued what management believes is the best

              Hecla Mining Company and Subsidiaries

estimate of the liability as of June 30, 2002, however, it is reasonably possible that Hecla's obligation may change in the near or long term depending on a number of factors, including finalization of settlement terms or a ruling from the courts. In addition, an adverse ruling against Hecla for liability and damages in this matter could have a material adverse effect on the Company. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

     Reserves for closure costs, reclamation and environmental matters totaled $51.7 million at June 30, 2002. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the reserve is adequate based on current estimates of aggregate costs, Hecla periodically reassesses its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near or long term.

     Expenditures for environmental remediation and reclamation for the remainder of 2002 are estimated in the range of $4.5 to $5.2 million, principally for activities at the Grouse Creek property and the Bunker Hill Superfund site.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     Hecla's financial condition continues to improve, with a current ratio of 1.4 to 1 at June 30, 2002, compared to 1 to 1 at December 31, 2001, and cash and cash equivalents of $13.1 million at June 30, 2002, an increase of $5.5 million from December 31, 2001. Hecla believes cash requirements over the remainder of 2002 will be funded through a combination of current cash, future cash flows from operations, amounts available under existing loan agreements and/or future debt or equity security issuances.

     Hecla's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated prices of metals Hecla produces. Because of the significant impact that changes in the prices of gold, silver, lead and zinc have on Hecla's financial condition, declines in these metals prices may negatively impact short-term liquidity and Hecla's ability to raise additional funding for long-term projects. There can be no assurance that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures.

              Hecla Mining Company and Subsidiaries

Operating Activities
--------------------

      Operating activities provided approximately $6.6 million of cash during the first six months of 2002. Significant sources of cash included cash provided by La Camorra and San Sebastian and changes in accrued payroll and related benefits of $0.6 million. Significant uses of cash included changes in accounts and notes receivable ($6.1 million), changes in inventories ($3.4 million), cash required for reclamation activities and other noncurrent liabilities ($2.2 million) and changes in other current and noncurrent assets ($0.9 million). Principal noncash elements included charges for depreciation, depletion and amortization of $11.8 million, a change in the net assets of discontinued operations ($0.9 million) and an increase in the provision for reclamation and closure costs ($0.8 million).

Investing Activities
--------------------

     Investing activities provided $1.3 million of cash during the first six months of 2002. The major use of cash was for additions to properties, plants and equipment ($6.1 million), primarily at the La Camorra, Greens Creek and San Sebastian mines. Hecla currently anticipates that capital expenditures for the remainder of 2002 will be in the range of $6.0 million to $6.5 million, principally for expenditures at the La Camorra, Greens Creek and San Sebastian mines.

     The cash used for additions to properties, plants and equipment is partially offset by proceeds received on the sale of the corporate headquarters building, which was completed on April 8, 2002, located in Coeur d'Alene, Idaho ($5.6 million), as well as the sale of the pet operations of CAC during the first quarter of 2002 for $1.6 million in cash. The Company continues to pursue the sale of the remaining assets of CAC, although there can be no assurance a sales transaction will take place.

Financing Activities
--------------------

     During the first six months of 2002, financing activities used approximately $2.3 million in cash, primarily for the repayment of debt of $8.2 million. The repayment of debt was partly offset by borrowings of $3.3 million and proceeds of $2.6 million for common stock issued for outstanding warrants and employee stock options exercised.

              Hecla Mining Company and Subsidiaries

     As of June 30, 2002, Hecla had outstanding debt of $14.1 million, including $6.5 million due to be repaid in the next twelve months. The outstanding debt included project financing facilities for the La Camorra mine in Venezuela ($5.0 million) and the Velardena mill at the San Sebastian mine in Mexico ($6.1 million) and a $3.0 million subordinated loan.

OTHER
-----

     On June 13, 2002, Hecla announced its intent to offer to holders of its Series B Cumulative Convertible Preferred stock to exchange each of their Preferred shares for seven shares of Hecla Common stock. Holders of the Series B Cumulative Convertible Preferred stock had until July 25, 2002, to tender their preferred shares. Approximately 1.55 million shares were validly tendered and exchanged, representing approximately 67.0% of the total number of preferred shares outstanding (2.3 million), into approximately 10.8 million shares of the Company's common stock.

     In the third quarter of 2002, the Company expects to incur a non-cash dividend charge of approximately $17.6 million related to the completed exchange offering. The $17.6 million dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charge will have no impact on the Company's total shareholders' equity as the offset will be an increase in common stock and paid-in-capital. As a result of the completed exchange offering, the total charge to cumulative preferred dividends is anticipated to be $23.4 million for the year ending December 31, 2002. Beginning in 2003, the $8.0 million annual cumulative preferred dividends that have historically been included in income (loss) applicable to common shareholders will be reduced to approximately $2.6 million. The completed exchange offering also eliminated $10.9 million of previously undeclared and unpaid preferred stock dividends.

     Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors and have voting rights related to certain amendments to Hecla's Articles of Incorporation. As of July 31, 2002, Hecla has not declared and paid the equivalent of eight quarterly dividends, entitling holders of the Preferred Shares to elect two directors at Hecla's annual shareholders' meeting. On May 10, 2002, holders of the Preferred Shares, voting as a class, elected two additional directors.

              Hecla Mining Company and Subsidiaries

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in an amount not to exceed $100.0 million in the aggregate. As of June 30, 2002, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. Due to the nonpayment by the Company of certain dividends on its Series B Convertible Preferred Stock, there can be no assurance as to the availability of this Registration Statement.

     For information on hedged positions and derivative instruments, see Item 3 "Quantitative and Qualitative Disclosure
About Market Risk."

     Hecla is subject to legal proceedings and claims that have not been finally adjudicated (see Part II. Item 1. Legal Proceedings and Note 5 of Notes to Consolidated Financial Statements). The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. However, an adverse determination in certain of these matters may have a material adverse effect on the financial position of Hecla and its subsidiaries.

FORWARD-LOOKING AND OTHER STATEMENTS
------------------------------------

     Except for the historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves and future projects, the impact of metals prices and metal production volatility, political risk, changing market conditions and the regulatory environment, limited access to capital markets, settlement of environmental litigation and other risks detailed from time to time in Hecla's Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission (see also "Investment Considerations" of Part I, Item 1 of Hecla's 2001 Form 10-K). These statements and potentially others are not guarantees of future performance and actual results may differ materially from those projected, forecasted or implied. These forward-looking statements represent Hecla's judgment as of the date of this filing. Hecla disclaims, however, any intent or obligation to update these forward-looking statements as circumstances may change or develop.

              Hecla Mining Company and Subsidiaries

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

     The following discussion about Hecla's risk-management activities includes "forward-looking statements" that involve risk and uncertainties, as well as summarize the financial instruments and derivative instruments held by Hecla at June 30, 2002, which are sensitive to changes in interest rates and commodity prices. Actual results could differ materially from those projected in the forward-looking statements. Hecla believes there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" of Part I,
Item 1 of Hecla's 2001 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At June 30, 2002, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at June 30, 2002, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.


                                                (in thousands)

                                                                                                     Fair
                                  2002       2003       2004       2005     Thereafter    Total     Value
                                --------   --------   --------   --------   ----------   -------    -------

Subordinated debt               $    - -   $  2,000   $  1,000   $    - -   $  - -       $  3,000   $  3,000

Average interest rate               5.9%       7.0%       8.5%

Project financing debt          $  1,500   $  3,000   $    500   $    - -   $  - -       $  5,000   $  5,000

Average interest rate               4.4%       5.5%       7.0%

Project financing debt          $    642   $  2,283   $    837   $  1,368   $  960       $  6,090   $  6,090

Average interest rate                13%        13%        13%        13%      13%


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

     The following table provides information about Hecla's forward sales contracts at June 30, 2002. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between July 8, 2002, and December 31, 2004. As of June 30, 2002, the mark to market value of the contracts was a loss of $4.7 million. Hecla is subject to a margin free limit of $10.0 million. At June 28, 2002, the London Final gold price was $319.05.

                              Expected    Expected    Expected    Estimated
                              Maturity    Maturity    Maturity      Fair
                                2002        2003        2004        Value
                              ---------   ---------   ---------   ---------

Forward contracts:
Gold sales (ounces)              30,612      59,802      48,928
Future price (per ounce)      $     288   $     288   $     288
Contract amount (in $000's)   $   8,824   $  17,238   $  14,103   $ (4,700)

     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 123,786 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. To close out the Gold Lease Rate Swap at June 30, 2002, the estimated income to the Company was approximately $313,000.

                   Part II - Other Information

              Hecla Mining Company and Subsidiaries


Item 1.        Legal Proceedings
------         -----------------

     For information concerning legal proceedings, refer to Note
5 to Consolidated Financial Statements of this Form 10-Q.

              Hecla Mining Company and Subsidiaries


Item 4.   Annual Meeting of Shareholders
------    ------------------------------

     At the annual meeting of shareholders held on May 10, 2002, the following matters were voted on by Hecla's shareholders:

          Election of One Director:

                                      Votes             Votes
                                       For             Withheld
                                   ----------          --------

     Phillips S. Baker, Jr.        62,034,374          931,174


     To approve the amendment to the Certificate of Incorporation of the Corporation increasing the number of authorized shares of Common Stock of the Corporation.

                           Votes               Votes
                            For               Against        Abstentions
                         ----------          ---------       -----------

                         57,515,544          5,149,910           300,094


     Approval of selection of BDO Seidman, LLP as Hecla's
Auditors for 2002.

                           Votes               Votes
                            For               Against        Abstentions
                         ----------          ---------       -----------

                         61,673,366           741,092            551,090


     To approve the amendment to the Corporation's 1995 Stock Incentive Plan to increase the maximum number of the shares of common stock that may be issued under the plan from 3,000,000 to 6,000,000 and extend the term of the 1995 Stock Incentive Plan from 10 years to 15 years.

                           Votes               Votes
                            For               Against        Abstentions
                         ----------          ---------       -----------

                         29,228,912          9,580,365           726,855

              Hecla Mining Company and Subsidiaries


     To approve the amendment of the Corporation's Stock Plan for Nonemployee Directors to increase the maximum number of shares of Common Stock that may be issued under the plan from 120,000 to 1,000,000 and change the number of shares of Common Stock to be delivered to each nonemployee director annually.

                           Votes               Votes
                            For               Against        Abstentions
                         ----------          ----------      -----------

                         28,243,149          10,528,172          764,811


     To approve adoption of a Key Employee Deferred Compensation
Plan and to authorize a total of 6,000,000 shares of Common Stock of the Corporation to be issued under the Plan.

                           Votes               Votes
                            For               Against        Abstentions
                         ----------          ----------      -----------

                         28,540,632          10,276,350          719,230

              Hecla Mining Company and Subsidiaries


Item 6.        Exhibits and Reports on Form 8-K
------         --------------------------------

     (a)  Exhibits*

          12  -  Fixed Charge Coverage Ratio Calculation

     (b)  Reports on Form 8-K

          None





Items 2, 3 and 5 of Part II are omitted from this report as inapplicable.







__________________________

*Certain long-term debt instruments of the registrant or its subsidiaries, the authorized principal amount of which does not exceed 10% of the registrant's consolidated assets, are not filed pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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


                                     HECLA MINING COMPANY
                              --------------------------------
                                        (Registrant)



Date:  August 14, 2002        By   /s/ Arthur Brown
                                -------------------------------
                                Arthur Brown, Chairman and
                                   Chief Executive Officer


Date:  August 14, 2002        By   /s/ Phillips S. Baker, Jr.
                                --------------------------------
                                Phillips S. Baker, Jr., President,
                                Chief Operating Officer and Chief
                                      Financial Officer


Date:  August 14, 2002        By    /s/ Lewis E. Walde
                                ---------------------------------
                                Lewis E. Walde, Vice President -
                                Controller
                                   (Chief Accounting Officer)

                          Exhibit Index
                          -------------


Exhibit No.    Description

----------     -----------------

12             Fixed Charge Coverage Ratio Calculation