Form 10-Q/A
period 2002-06-30
HECLA MINING CO/DE/
filed 2002-10-29
CIK 719413

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                          Commission file number 1-8491
                          -----------------------------

                              HECLA MINING COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             82-0126240
            -------------------------               ---------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

            6500 Mineral Drive, Suite 200
                  Coeur d'Alene, Idaho                  83815-8788
            ---------------------------             ----------------
            (Address of principal executive offices)    (Zip Code)

                                  208-769-4100
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes X. No.

--------------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding August 8, 2002
     -----------------------       --------------------------
     Common stock, par value             85,971,224 shares
        $0.25 per share


      Amending Part II, Item 4, to reflect election of preferred directors

Part II - Other Information

Item 4.  Annual Meeting of Shareholders
---------------------------------------

At the annual meeting of shareholders held on May 10, 2002, and, with respect to the last three matters, at an adjourned meeting held on July 18, 2002, the following matters were voted on by Hecla's shareholders.

              Election of One Director by Holders of Common Stock:

                                    Votes
                                     For
                                  ----------

       Phillips S. Baker, Jr.     62,034,374

            Election of Two Directors by Holders of Preferred Stock:

                                    Votes
           Nominee                   For
           -------               -----------

       David J. Christensen        2,028,036
       Dr. Anthony P. Taylor       2,019,514
       James C. Elkins                35,549
       Donald J. Moore                88,869
       Christopher A. Nash            31,289
       Anthony M. Sorentino           34,703
       Harold L. Vogel                64,666

Having received the highest number of Votes For, Mr. Christensen and Dr. Taylor were elected as directors by the holders of Preferred Stock.

To approve the amendment to the Certificate of Incorporation of the Corporation increasing the number of authorized shares of Common Stock of the Corporation.

            Votes          Votes
             For          Against      Abstentions
          ---------       -------       ----------

          57,515,544     5,149,910       300,094

Approval of selection of BDO Seidman, LLP as Hecla's Auditors for 2002.

            Votes          Votes
             For          Against      Abstentions
          ----------      --------     -----------

          61,673,366      741,092        551,090

To approve the amendment to the Corporation's 1995 Stock Incentive Plan to increase the maximum number of the shares of common stock that may be issued under the plan from 3,000,000 to 6,000,000 and extend the term of the 1995 Stock Incentive Plan from 10 years to 15 years.

            Votes          Votes
             For          Against      Abstentions
          ----------      -------      ------------

          29,228,912     9,580,365       726,855

To approve the amendment of the Corporation's Stock Plan for Nonemployee Directors to increase the maximum number of shares of Common Stock that may be issued under the plan from 120,000 to 1,000,000 and change the number of shares of Common Stock to be delivered to each nonemployee director annually.

            Votes          Votes
             For          Against      Abstentions
          ----------     ---------     -----------

          28,243,149     10,528,172      764,811

To approve adoption of a Key Employee Deferred Compensation Plan and to authorize a total of 6,000,000 shares of Common Stock of the Corporation to be issued under the Plan.

            Votes          Votes
             For          Against      Abstentions
          ----------      --------     ------------

          28,540,632     10,276,350      719,230

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HECLA MINING COMPANY
                                     (Registrant)

Date:  October 29, 2002       By   /s/ Arthur Brown
                                ------------------------------
                                Arthur Brown, Chairman and
                                   Chief Executive Officer

Date:  October 29, 2002       By   /s/ Phillips S. Baker, Jr.
                                --------------------------------
                                Phillips S. Baker, Jr., President,
                                   Chief Operating Officer and
                                   Chief Financial Officer

Date:  October 29, 2002       By   /s/ Lewis E. Walde
                                ---------------------------------
                                Lewis E. Walde, Vice President -
                                   Controller
                                   (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Arthur Brown, the Chief Executive Officer of Hecla Mining Company ("Hecla"), certify that:

1. I have reviewed this quarterly report of Hecla on Form 10-Q, as amended ("report");

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Hecla as of, and for, the periods presented in the report.

Date:  October 25, 2002

     /s/ Arthur Brown
     ------------------------
     Arthur Brown
     Chief Executive Officer

I, Phillips S. Baker, Jr., the Chief Financial Officer of Hecla Mining Company ("Hecla"), certify that:

1. I have reviewed this quarterly report of Hecla on Form 10-Q, as amended ("report");

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Hecla as of, and for, the periods presented in the report.

Date:  October 29, 2002

     /s/ Phillips S. Baker , Jr.
     ----------------------------
     Phillips S. Baker, Jr.
     Chief Financial Officer