Form 10-Q
period 2002-09-30
HECLA MINING CO/DE/
filed 2002-11-14
CIK 719413

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 30, 2002


Commission file number       1-8491
                       -----------------------------------------

                       HECLA MINING COMPANY
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Delaware                                  82-0126240
--------------------------------           ---------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

  6500 Mineral Drive, Suite 200
    Coeur d'Alene, Idaho                          83815-8788
--------------------------------           ---------------------
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
                         ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                        Outstanding October 31, 2002
-------------------------            ----------------------------
  Common stock, par value                    86,080,238 shares
     $0.25 per share

              Hecla Mining Company and Subsidiaries

                            Form 10-Q

            For the Quarter Ended September 30, 2002


                           I N D E X*

                                                            Page
PART I. - Financial Information

    Item l - Consolidated Balance Sheets - September 30,
             2002 and December 31, 2001

           - Consolidated Statements of Operations and
             Comprehensive Income (Loss) - Three Months and
             Nine Months Ended September 30, 2002 and 2001

           - Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 2002 and 2001

           - Notes to Consolidated Financial Statements

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations

    Item 3 - Quantitative and Qualitative Disclosure About
             Market Risk

    Item 4 - Controls and Procedures

PART II. - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K






*Items omitted are not applicable.

                 Part I - Financial Information

              Hecla Mining Company and Subsidiaries

             Consolidated Balance Sheets (Unaudited)
                (In thousands, except share data)

                                                                         September 30,    December 31,
                                                                            2002              2001
                                                                         -------------    ------------

                                ASSETS
Current assets:
 Cash and cash equivalents                                                  $   17,795     $    7,560
 Accounts and notes receivable                                                  10,354          6,648
 Inventories                                                                    14,024         10,868
 Other current assets                                                            1,754          1,426
 Net assets of discontinued operations                                             375          2,714
                                                                            ----------     ----------
      Total current assets                                                      44,302         29,216
Investments                                                                         98             69
Restricted investments                                                           6,378          6,375
Properties, plants and equipment, net                                           91,168        104,593
Other noncurrent assets                                                         13,037         12,863
                                                                            ----------     ----------

      Total assets                                                          $  154,983     $  153,116
                                                                            ==========     ==========

                             LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses                                      $    7,354     $    7,938
 Accrued payroll and related benefits                                            7,008          7,832
 Current portion of long-term debt                                               6,416          7,043
 Accrued taxes                                                                     928            787
 Accrued reclamation and closure costs                                           6,911          6,026
                                                                            ----------     ----------
      Total current liabilities                                                 28,617         29,626
Deferred income taxes                                                              300            300
Long-term debt                                                                   7,376         11,948
Accrued reclamation and closure costs                                           43,764         46,455
Other noncurrent liabilities                                                     7,082          6,823
                                                                            ----------     ----------

      Total liabilities                                                         87,139         95,152
                                                                            ----------     ----------

                         SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
 issued 2002 - 753,402 shares and 2001 - 2,300,000 shares;
  liquidation preference 2002 - $43,608 and 2001 - $127,075                        188            575
Common stock, $0.25 par value, authorized 200,000,000 shares;
  issued  2002  -  86,088,512  shares and  2001  -  73,068,796  shares          21,522         18,267
Capital surplus                                                                403,823        404,354
Accumulated deficit                                                           (357,409)      (364,183)
Accumulated other comprehensive income (loss)                                      (24)           173
Less stock held by grantor trust; 2002 - 40,860 common shares
 and 2001 - 102,114 common shares                                                 (132)          (330)
Less stock held as unearned compensation; 2002 - 19,036 common shares
 and 2001 - 19,035 common shares                                                    (6)            (6)
Less treasury stock, at cost; 2002- 8,274 common shares and
 2001 - 62,116 common shares                                                      (118)          (886)
                                                                            ----------     ----------

      Total shareholders' equity                                                67,844         57,964
                                                                            ----------     ----------

       Total  liabilities and shareholders' equity                          $  154,983     $  153,116
                                                                            ==========     ==========


 The accompanying notes are an integral part of the consolidated financial statements.

                   Hecla Mining Company and Subsidiaries

   Consolidated Statements of Operations and Comprehensive Income (Loss)
                                (Unaudited)
      (Dollars and shares in thousands, except for per-share amounts)

                                                                Three Months Ended                       Nine Months Ended
                                                    --------------------------------------   ---------------------------------------
                                                    September 30, 2002  September 30, 2001   September 30, 2002   September 30, 2001
                                                    ------------------  ------------------   ------------------   ------------------
Continuing Operations:
Sales of products                                      $   27,790          $   22,501           $   79,836           $   63,479
                                                       ----------          ----------           ----------           ----------
Cost of sales and other direct production costs            15,482              17,064               44,248               45,067
Depreciation,  depletion and amortization                   5,894               5,167               17,583               14,932
                                                       ----------          ----------           ----------           ----------
                                                           21,376              22,231               61,831               59,999
                                                       ----------          ----------           ----------           ----------
Gross profit                                                6,414                 270               18,005                3,480
                                                       ----------          ----------           ----------           ----------

Other operating expenses:
 General and administrative                                 1,493               1,654                5,137                4,976
 Exploration                                                1,257                 455                2,987                1,749
 Depreciation and amortization                                 22                  67                   90                  203
 Provision for closed operations and
   environmental matters                                      510                 232                  768                1,223
                                                       ----------          ----------           ----------           ----------
                                                            3,282               2,408                8,982                8,151
                                                       ----------          ----------           ----------           ----------
Income (loss) from operations                               3,132              (2,138)               9,023               (4,671)
                                                       ----------          ----------           ----------           ----------
Other income (expense):
 Interest and other income                                    367               1,425                1,461                2,525
 Miscellaneous expense                                       (933)               (662)                (842)              (1,510)
 Interest expense                                            (437)               (662)              (1,374)              (3,279)
                                                       ----------          ----------           ----------           ----------
                                                           (1,003)                101                 (755)              (2,264)
                                                       ----------          ----------           ----------           ----------
Income (loss) from continuing operations, before
   income taxes                                             2,129              (2,037)               8,268               (6,935)
Income tax provision                                          (56)                - -                 (168)                 - -
                                                       ----------          ----------           ----------           ----------
Income  (loss)  from continuing operations                  2,073              (2,037)               8,100               (6,935)
Discontinued operations:
 Loss, net of income tax                                     (540)               (352)              (1,326)                (192)
  Gain  (loss) on disposal, net of income tax                 - -                 (67)                 - -               12,651
                                                       ----------          ----------           ----------           ----------
Net income (loss)                                           1,533              (2,456)               6,774                5,524
Preferred stock dividends                                 (18,568)             (2,013)             (22,593)              (6,038)
                                                       ----------          ----------           ----------           ----------
Loss  applicable to common shareholders                   (17,035)             (4,469)             (15,819)                (514)
                                                       ----------          ----------           ----------           ----------

Other comprehensive income (loss), net of income tax:
Cumulative effect of a change in accounting principle         - -                 - -                  - -                 (136)
Change in derivative contracts                                - -                 (38)                (256)                 (38)
Reclassification adjustment of loss included in
 net income (loss)                                             10                  10                   30                   29
Unrealized  holding  gains (losses) on  securities            (26)                (41)                  29                  (31)
Change in foreign currency items                              - -                 - -                  - -                4,898
                                                       ----------          ----------           ----------           ----------
Other comprehensive income (loss)                             (16)                (69)                (197)               4,722
                                                       ----------          ----------           ----------           ----------
Comprehensive income (loss) applicable to
 common shareholders                                   $  (17,051)         $   (4,538)          $  (16,016)          $    4,208
                                                       ==========          ==========           ==========           ==========

Basic and diluted income (loss) per common share:
 Loss from continuing operations after
   preferred stock dividends                           $    (0.19)         $    (0.06)          $    (0.18)          $    (0.19)
 Income (loss) from discontinued operations,
    including  gain (loss) on disposal                      (0.01)                - -                (0.02)                0.18
                                                       ----------          ----------           ----------           ----------
Basic and diluted loss per common share                $    (0.20)         $    (0.06)          $    (0.20)          $    (0.01)
                                                       ==========          ==========           ==========           ==========

Weighted average number of common shares
 outstanding                                               86,031              70,946               78,294               68,194
                                                       ==========          ==========           ==========           ==========

 The accompanying notes are an integral part of the consolidated financial statements.

              Hecla Mining Company and Subsidiaries

        Consolidated Statements of Cash Flows (Unaudited)
                         (In thousands)

                                                                                Nine Months Ended
                                                                     ---------------------------------------
                                                                     September 30, 2002   September 30, 2001
                                                                     ------------------   ------------------

Operating activities:
 Net income                                                             $   6,774            $   5,524
 Noncash elements included in net income:
  Depreciation, depletion and amortization                                 17,673               15,135
  Gain on sale of discontinued operations                                     - -              (12,651)
  Gain on disposition of properties, plants and equipment                    (299)                (327)
   Provision  for  reclamation and closure  costs                           1,445                  766
   Change  in  net  assets of discontinued operations                         884                1,283
 Change in assets and liabilities:
  Accounts and notes receivable                                            (3,706)                 (84)
  Inventories                                                              (3,156)                (194)
  Other current and noncurrent assets                                        (594)              (1,628)
  Accounts payable and accrued expenses                                      (584)               1,794
  Accrued payroll and related benefits                                       (385)                 818
  Accrued taxes                                                               141                  313
  Accrued reclamation and closure costs and other
   noncurrent liabilities                                                  (3,546)              (5,317)
                                                                        ---------            ---------

 Net cash provided by operating activities                                 14,647                5,432
                                                                        ---------            ---------

Investing activities:
  Proceeds from sale of discontinued operations                             1,585               59,761
  Additions to properties, plants and equipment                            (9,095)             (15,934)
  Proceeds from disposition of properties, plants and equipment             5,705                  464
  Increase in restricted investments                                           (3)                (106)
  Purchase of investments and change in cash
  surrender value of life insurance, net                                      - -                  406
 Other, net                                                                   (40)                  (8)
                                                                        ---------            ---------

Net cash provided (used) by investing activities                           (1,848)              44,583
                                                                        ---------            ---------

Financing activities:
 Common stock issued for warrants and under stock
  and stock option plans                                                    2,635                  428
 Common stock issuance, net of offering costs                                 - -                5,462
 Borrowings on long-term debt                                               3,317               12,309
 Repayments on long-term debt                                              (8,516)             (61,781)
                                                                        ---------            ---------

Net cash used by financing activities                                      (2,564)             (43,582)
                                                                        ---------            ---------

Net increase in cash and cash equivalents                                  10,235                6,433
Cash and cash equivalents at beginning of period                            7,560                1,373
                                                                        ---------            ---------

Cash and cash equivalents at end of period                              $  17,795            $   7,806
                                                                        =========            =========



 The accompanying notes are an integral part of the consolidated financial statements.

              Hecla Mining Company and Subsidiaries

           Notes to Consolidated Financial Statements

Note 1.        Basis of Preparation of Financial Statements

     In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company (the "Company" or "Hecla"). These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes as set forth in the Company's annual report filed on Form 10-K for the year ended December 31, 2001.

Note 2.        Discontinued Operations

     During 2000, in furtherance of Hecla's determination to focus its operations on gold and silver mining and to raise cash to retire debt and provide working capital, Hecla's board of directors made the decision to sell the industrial minerals segment. On March 5, 2002, Hecla completed the sale of its pet operations of the Colorado Aggregate Division (CAC) of MWCA for $1.6 million in cash. The sale of the CAC pet division did not result in a gain or loss. Hecla continues to pursue a sale of the remaining assets of the industrial minerals segment, although there can be no assurance that a sales transaction will be completed. At September 30, 2002, the remaining net assets of CAC are approximately $0.4 million. Hecla recorded a loss from discontinued operations of approximately $0.5 million in the third quarter of 2002, or $0.01 per common share, compared to a loss of $0.4 million in the same period in 2001. Hecla recorded a loss from discontinued operations of approximately $1.3 million in the first nine months of 2002, or $0.02 per common share, compared to income of approximately $12.5 million, or $0.18 per common share, in the same period in 2001 due to a $13.0 million gain on the sale of the Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) in March 2001.

Note 3.        Income Taxes

     Hecla's income tax provision for the first nine months of 2002 and 2001 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability of net operating losses that can be utilized in Mexico and in Venezuela. For the three months and nine months ended September 30, 2002, Hecla recognized a $56,000 and $168,000, respectively, provision for foreign income taxes.

              Hecla Mining Company and Subsidiaries

Note 4.        Inventories

     Inventories consist of the following (in thousands):

                                        September 30,  December 31,
                                            2002          2001
                                        -------------  ------------

     Concentrates, bullion, metals
        in transit and other products     $  6,202       $  4,211
     Materials and supplies                  7,822          6,657
                                          --------       --------

                                          $ 14,024       $ 10,868
                                          ========       ========

     At September 30, 2002, Hecla had forward sales commitments through December 31, 2004, for 123,786 ounces of gold at an average price of $288.25 per ounce. Hecla intends to physically deliver metals in accordance with the terms of the forward sales contracts. As such, Hecla has elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. Hecla is exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counter parties to these agreements. The London Final gold price at September 30, 2002 was $323.70 per ounce.

Note 5.        Contingencies

Bunker Hill Superfund Site

     In 1994, the Company, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located in Kellogg, Idaho. The 1994 Consent Decree ("1994 Decree") settled Hecla's response-cost liability under CERCLA at the Bunker Hill 21-square mile site.
In August 2000, Sunshine Mining and Refining Company, which was also a party to the 1994 Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Decree. In response to a request by Hecla and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree,

              Hecla Mining Company and Subsidiaries

issued an Order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance of the Record of Decision on the Basin-Wide Remedial Investigation/Feasibility Study. The EPA issued the Record of Decision ("ROD") on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, Hecla intends to seek relief from the work program under the 1994 Decree within the Bunker Hill site. In addition, the Company and ASARCO have negotiated a reduced 2002 work program with the EPA and the State of Idaho pending the outcome of the dispute resolution over the 1994 Decree. As of September 30, 2002, the Company has estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $8.9 million. These estimated expenditures are anticipated to be made over the next three to five years. Although the Company believes the accrual is adequate based upon its current estimates of aggregate costs, it is reasonably possible that the estimate of Hecla's obligations may change in the near or long term.

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

     - U.S. Government Claims

     In March 1996, the United States filed a lawsuit in Idaho Federal District Court againstcertain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including Hecla. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in northern Idaho for which the United States asserts to be the trustee under CERCLA. The lawsuit asserts that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that the Company and

              Hecla Mining Company and Subsidiaries

other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. Hecla has asserted a number of defenses to the United States' claims.

     In May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the Record of Decision on the Basin in September 2002, proposing a $359 million Basin cleanup plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate.

     The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the Federal District Court cases on January 22, 2001, and was concluded on July 30, 2001. In the first phase of the trial, the Court has been asked to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court has also been asked to determine the liability of the United States for its historic involvement in the Basin. No decision on the issues before the Court in the first phase of the litigation has been issued. If liability is determined in the first phase, a second trial is anticipated to be scheduled during 2003 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. Hecla and ASARCO are the only defendants remaining in the litigation.

     During 2000 and into 2001, Hecla was involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Indian Tribe. The Company also participated with certain of the other defendants in the litigation in a State of Idaho led settlement effort. On August 16, 2001, the Company entered into an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. Since August 2001, the Company and EPA have continued to negotiate a final consent decree based upon the terms set forth in the Agreement in Principle. Due to a number of changes that have occurred since the signing of the Agreement in Principle, including improvements in the environmental conditions at Grouse Creek and lower estimated clean-up costs in the Coeur d'Alene Basin as well as the Company's improved financial condition, the terms of the multiple properties settlement approach set forth in the Agreement in Principle appear no longer favorable to the Company. Therefore,

              Hecla Mining Company and Subsidiaries

the United States, the State of Idaho and the Company have agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, Hecla anticipates further settlement negotiations with the United States and the State of Idaho to limit its environmental clean-up liabilities for historic mining practices in the Coeur d'Alene Basin. Due to a number of uncertainties related to this matter, including the outcome of pending litigation and the result of any settlement negotiations, the Company does not have the ability to estimate what, if any, liability exists related to the Coeur d'Alene River Basin at this time. It is reasonably possible the Company's ability to estimate what, if any, obligation relating to the Coeur d'Alene Basin may change in the near or long term depending on a number of factors. In addition, an adverse ruling against the Company for liability and damages in this matter could have a material adverse effect on Hecla.

     Private Class Action Litigation

     On or about January 7, 2002, a class action complaint was filed in this matter in the Idaho District Court, County of Kootenai, against several corporate defendants, including the Company. The Company was served with the Complaint on January 29, 2002. The Complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, a real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs. The Company believes the Complaint is subject to challenge on a number of bases and intends to vigorously defend itself in this litigation. On April 23, 2002, the Company filed a motion with the Court to dismiss the claims for relief relating to the medical monitoring programs and the remediation and restoration programs. At a hearing before the Idaho District Court on the Company's and other defendants' motions held October 16, 2002, the Judge struck the complaint filed by the plaintiffs in January 2002 and instructed the plaintiffs they have 60 days to re-file the complaint limiting the relief requested by the plaintiffs to wholly private damages they may have incurred from their claims of trespass and nuisance. The Court dismissed the medical monitoring claim as a separate cause of action and stated that any requested remedy that encroached upon the EPA's clean up in the Silver Valley would be precluded by the pending Federal Court case.

     Insurance Coverage Litigation

     In 1991, Hecla initiated litigation in the Idaho District
Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to the Company and its predecessors. Hecla believes the insurance

              Hecla Mining Company and Subsidiaries

companies have a duty to defend and indemnify Hecla under their policies of insurance for all liabilities and claims asserted against Hecla by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend Hecla in the Tribe's lawsuit. During 1995 and 1996, Hecla entered into settlement agreements with a number of the insurance carriers named in the litigation. Hecla has received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill site Consent Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against Hecla are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing Hecla with a partial defense in all Basin environmental litigation. As of September 30, 2002, Hecla had not reduced its accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

              Hecla Mining Company and Subsidiaries

was dismissed from the only lawsuit in which it had been named as a defendant. In March 2001, prior to trial, K-T Clay settled the Riceland Foods' litigation against K-T Clay through a settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the Riceland Foods' settlement. In August 2001, the Federal District Court dismissed the Archer Daniels' litigation; however, a similar lawsuit based upon implied warranty was refiled by Archer Daniels against K-T Clay on October 24, 2001, in Arkansas Federal Court. The defense of the Townsends' lawsuit is being covered by insurance. The Company believes that K-T Clay's insurance coverage is available to cover the remaining claims. On March 27, 2001, Hecla sold its interest in K-T Clay. However, Hecla agreed to indemnify the purchaser of K-T Clay from all liability resulting from these dioxin claims and litigation to the extent not covered by insurance. In July 2002, K-T Clay, through its insurance carrier, negotiated settlements of both remaining lawsuits. The settlement payments will be funded 100% by K-T Clay's insurance carrier. Based on the settlement agreements, the respective courts dismissed both lawsuits.

     On November 17, 2000, the Company entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of K-T Clay and K-T Mexico, which included the ball clay and kaolin operations, for a price of $68.0 million. On January 18, 2001, the Company brought suit in the United States District Court for the Northern District of Illinois, Eastern Division against the parent, Zemex Corporation, under its guarantee for its subsidiary's failure to close on the purchase and meet its obligations under the November 2000 agreement. Discovery has been completed and the Court has set the trial to commence in late January 2003. At September 30, 2002, the Company has not recorded any potential gain from the settlement of this litigation and has recorded the associated costs to expense as incurred.

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

              Hecla Mining Company and Subsidiaries

with all obligations of the 1968 Lease Agreement and will be able to successfully defend its right to continue to operate the property under the Lease Agreement.

     In Mexico, a claim has been made, in one court, as to the validity of the ownership of the Velardena mill and, in another court, the validity of a lien that predates acquisition of the mill by Hecla's subsidiary. Recent decisions rendered by these courts have upheld the validity of the mill sale to Hecla's subsidiary and upheld validity of the lien as to Hecla's subsidiary as purchaser. Hecla's subsidiary is evaluating whether to proceed with other legal action to preclude enforcement of the lien. Although the Company believes it holds good title to the mill, there is no assurance that Hecla will prevail in this litigation. In addition, IIG Capital, LLC, the lender to the project loan used to acquire the mill, agreed to indemnify Hecla for all obligations or losses relating to these liens or claims. However, losing the litigation could result in an interruption of production or even the loss of the mill.

     The Company is subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these other matters, it is the opinion of management that the outcome of these other matters will not have a material adverse effect on Hecla's financial condition.

Note 6.        Long-Term Debt and Credit Agreements

     As of September 30, 2002, Hecla's wholly owned subsidiary Hecla Resources Investments Limited (HRIL), had $5.0 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is repayable in semiannual payments ending December 31, 2004, and had an interest rate of 4.9% at September 30, 2002.

     HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and performance of the La Camorra mine. The Company is required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At September 30, 2002, there were 123,786 ounces of gold sold forward. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. The Company maintains a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with the Company receiving the fixed rate and paying the current floating gold lease rate.

              Hecla Mining Company and Subsidiaries

     As of September 30, 2002, the Company has a $3.0 million outstanding subordinated loan due in three equal semiannual payments commencing in June of 2003. The loan agreement gives the Company the option to capitalize interest payments by adding them to the principal amount of the loan. At September 30, 2002, the interest amount added to principal was approximately $0.6 million. The interest rate on the subordinated debt was 5.86% as of September 30, 2002.

     At September 30, 2002, Hecla's wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), had $5.8 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian mine near Durango, Mexico. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months. The loan bears interest at the rate of 13%.

     On March 27, 2002, Hecla entered into a $7.5 million revolving bank agreement due in March of 2004. Amounts under the bank agreement are available for general corporate purposes and are collateralized by Hecla's interest in the Greens Creek Joint Venture. At September 30, 2002, there was no amount outstanding under the revolving agreement.

     On April 8, 2002, Hecla completed a sales transaction for its headquarters building, terminating a $3.0 million revolving bank agreement collateralized by the building. For additional information relating to the sale of the headquarters building, see Note 9 of Notes to Consolidated Financial Statements.

Note 7.        Income (Loss) per Common Share

     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income
(loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the loss applicable to common shareholders for the three months and nine months ended September 30, 2002 and 2001, in computing basic and diluted loss per common share (dollars and
shares in thousands, except per-share amounts).    A non-cash
dividend of approximately $17.6 million was included in the 2002 amounts related to the completed preferred stock exchange offering. For additional information relating to the exchange offering, see Note 10 of Notes to Consolidated Financial Statements.

              Hecla Mining Company and Subsidiaries


                                                      Three Months Ended       Nine Months Ended
                                                   ----------------------    ----------------------
                                                        September 30,             September 30,
                                                     2002         2001         2002         2001
                                                   ---------    ---------    ---------    ---------
Income (loss) before preferred stock dividends     $   1,533    $  (2,456)   $   6,774    $   5,524

Less:  Preferred stock dividends                     (18,568)      (2,013)     (22,593)      (6,038)
                                                   ---------    ---------    ---------    ---------

Basic loss applicable to common shareholders       $ (17,035)   $  (4,469)   $ (15,819)   $    (514)

Effect of dilutive securities                            - -          - -          - -          - -
                                                   ---------    ---------    ---------    ---------

Diluted loss applicable to common shareholders     $ (17,035)   $  (4,469)   $ (15,819)   $    (514)

Basic and dilutive weighted average shares            86,031       70,946       78,294       68,194
                                                   ---------    ---------    ---------    ---------

Basic and diluted loss per common share            $   (0.20)   $   (0.06)   $   (0.20)   $   (0.01)
                                                   =========    =========    =========    =========


     These calculations of diluted losses per share for the three months and nine months ended September 30, 2002 and 2001 exclude the effects of convertible preferred stock ($37.7 million in 2002 and $115.0 million in 2001), as well as common stock issuable upon the exercise of various stock options and warrants, as their conversion and exercise would be antidilutive, as follows:

                         Three and Nine Months
                                Ended
                      ---------------------------
                            September 30,
                         2002           2001
                      -----------     -----------

Stock Options          2,817,335       2,329,000

Warrants               2,000,000       1,506,998


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

              Hecla Mining Company and Subsidiaries

     The following tables present information about reportable segments for the three months and nine months ended September 30
(in thousands):

                                         Three Months Ended    Nine Months Ended
                                        -------------------   -------------------
                                            September 30,         September 30,
                                          2002       2001       2002       2001
                                        --------   --------   --------   --------
  Net sales to unaffiliated customers:
     Gold                               $ 13,807   $ 10,634   $ 37,118   $ 28,741
     Silver                               13,983     11,867     42,718     34,738
                                        --------   --------   --------   --------

                                        $ 27,790   $ 22,501   $ 79,836   $ 63,479
                                        ========   ========   ========   ========

                                         Three Months Ended    Nine Months Ended
                                        -------------------   -------------------
                                            September 30,         September 30,
                                          2002       2001       2002       2001
                                        --------   --------   --------   --------
  Income (loss) from operations:
     Gold                               $  5,242   $  2,848   $ 12,451   $  6,916
     Silver                                  (85)    (3,037)     2,567     (5,259)
     Other                                (2,025)    (1,949)    (5,995)    (6,328)
                                        --------   --------   --------   --------

                                        $  3,132   $ (2,138)  $  9,023   $ (4,671)
                                        ========   ========   ========   ========

     The following table presents identifiable assets by reportable segment as of September 30, 2002, and December 31, 2001 (in thousands):

                                 September 30,  December 31,
                                     2002           2001
                                 -------------  ------------

     Identifiable assets:
       Gold                       $  38,576      $  40,489
       Silver                        83,114         84,845
       Discontinued operations          375          2,714
       Other                         32,918         25,068
                                  ---------      ---------

                                  $ 154,983      $ 153,116
                                  =========      =========

Note 9.        Sale of Building

     On April 8, 2002, Hecla completed a sale of its headquarters building in Coeur d'Alene, Idaho, for $5.6 million in cash.

              Hecla Mining Company and Subsidiaries

Proceeds from the sale are for general corporate purposes. Hecla has leased a portion of the building over a period of five years and will amortize the gain on the sale of $0.6 million over the lease term. Hecla has agreed to a five-year lease, including leasing approximately 50% of the building for two years, at which time the Company can elect to reduce the amount of lease space to 25% for the remaining three years. The landlord may terminate the lease during the first two years of the lease subject to certain restrictions.

Note 10.  Tender Offer

     On June 13, 2002, Hecla announced its intent to offer to holders of its Series B Cumulative Convertible Preferred stock to exchange each of their Preferred shares for seven shares of Hecla Common stock until July 25, 2002. Hecla offered the holders of preferred stock the opportunity to exchange their shares at a higher rate in order to limit the impact of the dividend arrearages and to eliminate the liquidation preferences for retired preferred. The dividend arrearages have the effect of preventing Hecla from paying any dividends on common stock and entitle the holders of preferred stock to elect two directors to Hecla's board of directors. The arrearages may hinder Hecla's ability to raise capital or negotiate third-party mergers and acquisitions, and may adversely affect the market value of Hecla's common and preferred stock. In addition, Hecla believed that the prospect of not receiving future dividends might be untenable to Hecla's preferred holders and that they should have the opportunity to exchange their shares for a more actively traded security. A total of 1,546,598 shares, or 67.2%, of the total number of preferred shares outstanding was validly tendered and exchanged into 10,826,186 shares of the Company's common stock.

     In the third quarter of 2002, the Company incurred a non-cash dividend of approximately $17.6 million related to the completed exchange offering. The $17.6 million dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charge had no impact on the Company's total shareholders' equity, as the offset was an increase in common stock and surplus. As a result of the completed exchange offering, the total cumulative preferred dividends is anticipated to be $23.4 million for the year ending December 31, 2002. Beginning in 2003, the $8.0 million annual cumulative preferred dividends that have historically been included in income (loss) applicable to common shareholders will be reduced to approximately $2.6 million. The completed exchange offering also eliminated $10.9 million of previously undeclared and unpaid preferred stock dividends.

              Hecla Mining Company and Subsidiaries

Note 11.   Hollister Development Block

     On August 2, 2002, the Company, through its wholly owned subsidiary Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. ("Great Basin"), concerning exploration, development and production on Great Basin's
Hollister Development Block gold property, located on the Carlin Trend of Nevada. An "earn-in" agreement is an agreement under which a party must take certain actions in order to "earn" an interest in an entity. The agreement provides Hecla with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production, estimated to cost $21.8 million. Hecla intends to fund its earn-in activities with existing cash and cash equivalents, future cash flow from operations and amounts available under existing credit agreements. Hecla is obligated to fund the first stage estimated to cost $10 million. Upon earn-in, Hecla will operate the mine.

     Pursuant to the Earn-In Agreement, each of the Company and Great Basin have agreed to issue a series of warrants to the other party, to purchase their common stock exercisable within two years, at prevailing market prices at the time of their issuance. At execution of the agreement, the Company issued a warrant to purchase 2.0 million shares of Hecla common stock to Great Basin and Great Basin issued warrants to purchase 1.0 million shares of its common stock to Hecla. The warrant to purchase Hecla common stock is exercisable on or before August 1, 2004 at $3.73 per share. The beneficial owner of the warrant to purchase Hecla common stock is Great Basin Gold Ltd. The agreement obligates the Company to issue a warrant to purchase an additional 1.0 million shares of Hecla common stock to Great Basin when Hecla decides to commence certain development activities, and an additional warrant to purchase 1.0 million shares of Hecla common stock following completion of such activities. Great Basin will issue warrants to purchase 500,000 shares of its common stock to the Company immediately upon receipt of the second and third warrants to purchase Hecla stock. The Company has entered into a registration rights agreement with Great Basin that requires Hecla to use reasonable efforts to cause the shares underlying the respective warrants to be registered within four months of the date the warrants are issued. The Company has filed a registration statement with respect to the shares, although such registration statement is not yet effective. For additional information relating to the registration rights agreement, see Note 14 of Notes to Consolidated Financial Statements. In addition to the foregoing, the Company will pay to Great Basin from Hecla's share of

              Hecla Mining Company and Subsidiaries

commercial production a sliding scale royalty that is dependent on the cash operating profit per ounce of gold equivalent production.

Note 12.   Block B

     In March 2002, Hecla announced it had been awarded the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar by CVG-Minerven (a Venezuelan government-owned gold mining company). Block B is a 1,795-hectare land position in the historic El Callao gold district that includes the historic Chile, Laguna and Panama mines, which produced over 1.5 million ounces of gold between 1921 and 1946. Pursuant to the agreement with CVG-Minerven, the Company paid CVG-Minerven $500,000 on September 6, 2002. Six months thereafter, an additional payment of $1.25 million will be required, with a final payment of $1.0 million due in September 2003. The Company will also pay CVG-Minervan a royalty of 2% to 3% (depending on the gold price) on production from Block B.

Note 13.  New Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is required to be adopted by January 1, 2003, and the Company will record the estimated present value of reclamation liabilities and increase the carrying value of related assets. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company is currently in the process of quantifying the effect the adoption of this statement will have on the Company's consolidated financial statements.

     The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and

              Hecla Mining Company and Subsidiaries

Transactions." This statement became effective for fiscal years beginning after December 15, 2001 and did not have an effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS
No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provision of SFAS No. 145 that amends SFAS No. 13 is effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes the adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB
Statements No. 72 and 144 and FASB Interpretation No. 9."  SFAS
No. 147 removes the special distinction of financial institution

              Hecla Mining Company and Subsidiaries

acquisitions from the scope of both SFAS No. 72 and FASB Interpretation No. 9. The former method of recognizing any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets as an unidentifiable intangible asset no longer applies to acquisitions of financial institutions or branches of financial institutions. These acquisitions will be accounted for in accordance with FASB Statements Nos. 141 and 142, which will require the recording of goodwill that is not amortized, but rather tested for impairment. Further this Statement amends SFAS No. 144, to include in its scope long-term customer relationships such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS No. 147 will not have any impact on the Company's consolidated financial statements.

Note 14.   Subsequent Events

     During October 2002, the Company filed a Registration Statement with the Securities and Exchange Commission covering 5,995,248 shares of Hecla common stock that may be offered or sold from time to time by Great Basin Gold Ltd. ("Great Basin"), Hecla Mining Company Retirement Plan and Lucky Friday Pension Plan. Although this Registration Statement has been filed, the Statement has not become effective. For additional information regarding Great Basin, see Note 11 of Notes to Consolidated Financial Statements.

     Hecla Mining Company Retirement Plan and Lucky Friday
Pension Plan (the Hecla Benefit Plans) are employee benefit plans in which certain employees can participate. Copper Mountain Trust, the trustee for each Hecla Benefit Plan purchased Hecla stock at the instruction of each Hecla Benefit Plan's independent fiduciary, Consulting Fiduciaries, Inc. In connection with the purchase, each plan received the right to request that the Company register the shares of common stock held by each plan. In connection with prudent investment strategy and in order to comply with certain guidelines governing the concentration and size of investments held by Hecla employee benefit plans, Hecla's board of directors has instructed management to work with the Hecla Benefit Plans to reduce their equity investments including Hecla common stock.

              Hecla Mining Company and Subsidiaries

Item 2.        Management's Discussion and Analysis of Financial
------         -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

     A 111-year-old company, Hecla Mining Company has long been known as a precious metals producer and is involved in the mining, processing, development and exploration of gold, silver, lead and zinc. The Company is operated and organized into two segments, gold and silver, and has a small industrial minerals subsidiary, currently being marketed for sale. Hecla produced significantly more gold in both the second and third quarters of 2002 than at any time in its history, while continuing to be a low-cost silver producer. Although Hecla is positively impacted by increases in metals prices, its efforts to reduce costs of operations, improve production, increase its cash position and reduce debt enhance the Company's ability to operate even in precious metals price environments at levels below those of the last nine months.

     On June 13, 2002, Hecla announced its intent to offer to holders of its Series B Cumulative Convertible Preferred stock to exchange each of their Preferred shares for seven shares of Hecla Common stock until July 25, 2002. Hecla offered the holders of preferred stock the opportunity to exchange their shares at a higher rate in order to limit the impact of the dividend arrearages and to eliminate the liquidation preferences for retired preferred. The dividend arrearages have the effect of preventing Hecla from paying any dividends on common stock and entitle the holders of preferred stock to elect two directors to Hecla's board of directors. The arrearages may hinder Hecla's ability to raise capital or negotiate third-party mergers and acquisitions, and may adversely affect the market value of Hecla's common and preferred stock. In addition, Hecla believed that the prospect of not receiving future dividends might be untenable to Hecla's preferred holders and that they should have the opportunity to exchange their shares for a more actively traded security.


     As a result of the completed exchange offering, 1,546,598 shares, or 67.2%, of the total number of preferred shares previously outstanding (2.3 million), was validly tendered and exchanged into 10,826,186 shares of common stock. Also as a result of the offering, the $8.0 million annual cumulative preferred dividends that have historically been included in income (loss) applicable to common shareholders will be reduced to approximately $2.6 million beginning in 2003. Additionally, $10.9 million of previously undeclared and unpaid preferred stock dividends were eliminated. During the third quarter, the Company incurred a non-cash dividend of approximately $17.6 million,

              Hecla Mining Company and Subsidiaries

which represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock. For additional information relating to the exchange offering, see Note 10 of Notes to Consolidated Financial Statements.

     On August 2, 2002, the Company, through its wholly owned subsidiary Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. ("Great Basin"), concerning exploration, development and production on Great Basin's Hollister Development Block gold property, located on the Carlin Trend of Nevada.
The agreement provides Hecla with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production, estimated to cost $21.8 million. Upon earn-in, Hecla will operate the mine. For additional information relating to the Hollister Development Block, see Note 11 of Notes to Consolidated Financial Statements.

     In March 2002, Hecla announced it had been awarded the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar by CVG-Minerven (a Venezuelan government-owned gold mining company). Block B is a 1,795-hectare land position in the historic El Callao gold district that includes the historic Chile, Laguna and Panama mines, which produced over 1.5 million ounces of gold between 1921 and 1946. Pursuant to the agreement with CVG-Minerven, the Company paid CVG-Minerven $500,000 on September 6, 2002. Six months thereafter, an additional payment of $1.25 million will be required, with a final payment of $1.0 million due September 2003. The Company will also pay CVG-Minervan a sliding scale royalty of 2% to 3% (depending on the gold price) on production from Block B.

RESULTS OF OPERATIONS
---------------------

     Hecla recorded net income, before preferred stock dividends, of approximately $6.8 million ($0.09 per common share) and $5.5 million ($0.08 per common share) in the first nine months of 2002 and 2001, respectively. Before preferred stock dividends, Hecla recorded net income of approximately $1.5 million ($0.02 per common share) in the third quarter of 2002 compared to a net loss of approximately $2.5 million ($0.03 per common share) in the third quarter of 2001.

              Hecla Mining Company and Subsidiaries

     The Company's net income for the nine months ended
September 30, 2002 and 2001 includes a loss from discontinued operations of approximately $1.3 million ($0.02 per common share) in the first nine months of 2002 and income of approximately $12.5 million ($0.18 per common share) in the same period in 2001. The income from discontinued operations in 2001 is principally due to a gain of $13.0 recognized on the sale of the majority of Hecla's industrial minerals segment in March 2001. Hecla recorded a loss from discontinued operations of approximately $0.5 million and $0.4 million in the third quarters of 2002 and 2001, respectively.

     During 2000, in furtherance of Hecla's determination to focus its operations on gold and silver mining and to raise cash to retire debt and provide working capital, Hecla's board of directors made the decision to sell the industrial minerals segment. On March 27, 2001, Hecla completed a sale of the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) and recorded a gain of $13.0 million in the first quarter of 2001. On March 5, 2002, Hecla completed a sale of the pet operations of Colorado Aggregate division (CAC) of MWCA, a wholly owned subsidiary of Hecla, for $1.6 million in cash. The sale of the pet operations did not result in a gain or loss.

     Hecla recorded losses applicable to common shareholders of approximately $15.8 million ($0.20 per common share) and $0.5 million ($0.01 per common share) in the first nine months of 2002 and 2001, respectively, and approximately $17.0 million ($0.20 per common share) and $4.5 million ($0.06 per common share) in the third quarters of 2002 and 2001. Included in the losses applicable to common shareholders were preferred stock dividends of $22.6 million and $6.0 million for the first nine months of 2002 and 2001, respectively, and $18.6 million and $2.0 million in the third quarters of 2002 and 2001, respectively. The 2002 dividends include a non-cash dividend of approximately $17.6 million related to the completed preferred stock exchange offering.

Gold Operations
---------------

     Hecla currently operates the La Camorra mine, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. At the present time, La Camorra is Hecla's sole gold operating unit.

     Sales of product increased by $3.2 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 35.5% during the third quarter of 2002 from

              Hecla Mining Company and Subsidiaries

48.4% in the third quarter of 2001. Sales of product increased by $8.4 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 38.4% in the first nine months of 2002 from 48.4% in the first nine months of 2001. The improvement to sales, as well as to cost of sales and other direct production costs as a percentage of sales, for the quarter and nine-month period are primarily due to increased mine equipment availability and improvements to the crushing, milling and adsorption capacities, allowing for increases in tons milled and gold ounces produced. Also contributing to the improvements were increases in the average market price of gold, which increased 15% and 14%, respectively, in the third quarter and nine months ended September 30, 2002, as compared to the same periods in 2001.

     During the first nine months of 2002, La Camorra has produced approximately 134,000 ounces of gold at a total cash cost of $130 per gold ounce, a 24% increase in gold production when compared to approximately 108,000 ounces at a total cash cost of $134 during the first nine months of 2001. Gold production at La Camorra is projected to reach approximately 165,000 ounces for the year ending December 31, 2002.

      Total gold ounces produced, total cash and total production costs and average gold realized and London Final prices were as follows (in thousands):

                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                ------------------   ------------------
                                                  2002      2001       2002      2001
                                                --------  --------   --------  --------
 Gold ounces produced:
   La Camorra                                      48        40        134       108
   San Sebastian                                   10         5         30        10
   Greens Creek (1)                                 7         6         23        20
 Total cash costs per ounce ($/oz.)(2)            121       128        130       134

 Total production costs per ounce ($/oz.)(2)      191       190        199       201


 Average Metals Prices:
   Gold-Realized ($/oz.)                          305       283        302       280
   Gold-London Final ($/oz.)                      314       274        306       269

          (1)  Reflects Hecla's portion.
          (2) Costs per ounce of gold are based on the gold produced by the gold segment only. Gold produced in the silver segment (San
               Sebastian and Greens Creek) is treated as a byproduct credit in calculating silver costs per ounce.

              Hecla Mining Company and Subsidiaries

Silver Operations
-----------------

     For the quarter and nine months ended September 30, 2002, the silver segment reported a loss from operations of $0.1 million and income of $2.6 million, respectively, compared to gross losses from operations of $3.0 million and $5.3 million, respectively, for the quarter and nine months ended September 30, 2001. Sales of products increased by $2.1 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 75.7% in the third quarter of 2002 from 100.0% in the third quarter of 2001. Sales of products increased by $8.0 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 70.2% in the first nine months of 2002 from 89.7% in the first nine months of 2001.

     The consolidated improvements in the silver segment primarily are a result of reducing production from the higher cost Lucky Friday mine, increasing production from the lower cost San Sebastian mine and lower costs at the Greens Creek mine. Hecla's silver production totaled 2.1 million and 6.4 million ounces, respectively, for the quarter and nine months ended September 30, 2002, as compared to 1.8 million and 5.9 million silver ounces, respectively, in the same periods during 2001.
The average total cash cost decreased 41% and 36%, respectively, during the third quarter and nine months ended September 30, 2002, when compared to the same periods during 2001.

     Total silver ounces produced, total cash and total production costs and average metals prices were as follows (in thousands):

                                                   Three Months Ended   Nine Months Ended
                                                     September 30,        September 30,
                                                   -------------------  -----------------
                                                     2002       2001      2002     2001
                                                   --------   --------  -------- --------
 Silver ounces produced                              2,079      1,799     6,423    5,897
 Total cash costs per ounce ($/oz.)(1)(2)             2.34       3.95      2.22     3.45

 Total production costs per ounce ($/oz.)(1)(2)       3.76       5.60      3.69     4.88


 Average Metals Prices:
       Silver-Handy & Harman ($/oz.)                  4.70       4.28      4.65     4.41
       Gold-London Final ($/oz.)                       314        274       306      269
       Lead-LME Cash ($/pound)                       0.195      0.213     0.208    0.215
       Zinc-LME Cash ($/pound)                       0.347      0.375     0.354    0.420

              Hecla Mining Company and Subsidiaries

     (1) During the quarter and nine months ended September 30, 2002, approximately $0.2 million and $0.6 million, respectively, of costs were classified as care-and-maintenance costs and excluded in the determination of the cost per ounce at Lucky Friday. Including the care-and-maintenance costs, the total cash and total production costs per ounce total $2.44 and $3.85, respectively, for the third quarter of 2002 and $2.32 and $3.78, respectively, for the first nine months of 2002.

     (2) Includes byproduct credits from gold, lead and zinc production pursuant to standards of the Gold Institute.

     For the quarter and nine months ended September 30, 2002, the San Sebastian mine, located in the State of Durango, Mexico, reported sales of $5.5 million and $17.6 million, compared to $2.1 million and $4.5 million in the same periods of 2001, a result of the commencement of operations in May 2001. During the first nine months of 2002, San Sebastian produced approximately
2.5 million ounces of silver at a low total cash cost of $1.29 per silver ounce. Silver and gold production at San Sebastian are estimated to be approximately 3.3 million ounces and 40,000 ounces, respectively, for the year ended December 31, 2002.

     The Greens Creek mine, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $6.5 million and $18.2 million for the quarter and nine months ended September 30, 2002, as compared to $5.9 million and $16.3 million during the same periods in 2001, primarily due to higher tonnage throughput resulting in higher concentrate tons produced and better recoveries in the gravity circuit, leading to improved lead/silver/gold distributions. Greens Creek's silver production remained approximately the same at 2.5 million ounces for the first nine months of 2002 and 2001, and production of gold ounces and lead and zinc tons increased by approximately 18%, 12% and 15%, respectively. The total cash cost per silver ounce decreased from $2.24 in the first nine months of 2001 to $1.76 in the first nine months of 2002. For the year ending December 31, 2002, production is forecasted to total approximately 3.2 million silver ounces, 28,000 ounces of gold and 8,000 and 24,000 tons of lead and zinc, respectively.

     The Lucky Friday mine, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $2.0 million and $6.9 million for the quarter and nine months ended September 30, 2002, as compared to $3.9 million and $13.9 million during the same periods in 2001, a reflection of the reduction to approximately 30% of historical production beginning October 2001, a decision made based on the decline of silver and lead prices.

     The Company estimates with minimal additional development, the mine can sustain the lower production levels through 2004 and will continue to operate as long as the cost of operating is less than putting the property on care and maintenance. For the third

              Hecla Mining Company and Subsidiaries

quarters of 2002 and 2001, the total cash cost per silver ounce was $5.50 and $5.59, respectively. The total cash cost per silver ounce decreased from $4.95 in the first nine months of 2001 to $4.65 in the first nine months of 2002. During the third quarter and the first nine months of 2002, approximately $0.2 million and $0.6 million, respectively, of costs were classified as care-and-maintenance costs and excluded from the determination of the costs per ounce at Lucky Friday. Including the care-and-maintenance costs, the total cash cost per ounce was $5.96 for the third quarter and $5.08 for the nine months ended September 30, 2002. For the year ending December 31, 2002, production is forecasted to total approximately 1.7 million silver ounces and 9,000 tons of lead, as compared with total actual production for the year ended December 31, 2001, of 3.2 million silver ounces and 21,000 tons of lead, respectively.

Corporate Matters
-----------------

     Interest expense decreased $1.9 million, or 58%, in the first nine months of 2002, compared to the first nine months of 2001, primarily the result of repayment of a $55.0 million term loan facility in March 2001. Interest expense decreased $0.2 million in the third quarter 2002 as compared to the third quarter of 2001.

     Miscellaneous expense decreased $0.7 million (44%) in the nine months ending September 30, 2002, compared to the same period in 2001, primarily due to a foreign exchange gain ($1.2 million) in 2002 due to the devaluation of the Venezuelan Bolivar, offset by accruals for tax offset bonuses on employee stock option plans ($0.4 million) and legal, consulting and accounting expenses regarding the Company's preferred stock tender offer and various other corporate matters. Miscellaneous expense increased $0.3 million (41%) in the third quarter 2002 as compared to the same period in 2001 primarily due to a foreign exchange loss associated with the continued fluctuation of the Venezuela Bolivar ($0.6 million) in 2002, partially offset by a quarter-on-quarter positive foreign exchange variance in Mexico ($0.2 million).

     Hecla's provision for closed operations and environmental matters increased $0.3 million (120%) during the third quarter of 2002, compared to the third quarter of 2001, primarily due to a provision for future reclamation and other closure costs at various closed properties. Hecla's provision for closed operations and environmental matters decreased $0.5 million (37%) in the first nine months of 2002, compared to the same period in 2001, primarily due to decreased expenditures relating to the Coeur d'Alene Basin litigation ($0.8 million), partly offset by the abovementioned adjustment for future reclamation and other closure costs ($0.3 million).

              Hecla Mining Company and Subsidiaries

     Interest and other income decreased $1.1 million (74%) and $1.1 million (42%), in the quarter and nine months ending September 30, 2002, compared to the same periods in 2001, primarily due to decreased pension income ($0.5 million and $1.4 million, respectively) and gains recognized on the sale of assets during 2001 ($0.4 million and $0.4 million, respectively). Mark to market adjustments on the Company's outstanding gold lease rate swap were lower during the third quarter of 2002 ($0.2 million), as compared to the third quarter of 2001, although for the nine months ended September 30, 2002, the Company reported an overall positive mark to market adjustment of $0.6 million when compared to the nine months ended September 30, 2001.

     Exploration expense increased $0.8 million (176%) and $1.2 million (71%), in the quarter and nine months ending September 30, 2002, compared to the same periods in 2001, primarily due to increased exploration expenditures in Venezuela ($0.3 million and $1.0 million, respectively) and Mexico ($0.5 million and $0.2 million, respectively).

EXPLORATION ACTIVITIES
----------------------

     At the La Camorra gold mine, underground mid-level exploration drilling to explore the Main Zone and Betzy veins at depth continued during the third quarter. Exploration drilling also began at the Isbelia vein. Year-to-date, twenty-five holes have been drilled for 7,768 meters. Highly variable results were obtained with sufficient success to warrant the continuation of the down-dip and plunge deep exploration program.

     Underground exploration drilling targeted at the Betzy vein
West Flank from the -230 exploration drift commenced during the third quarter. Three holes were drilled for 384 meters.
Generally poor, sub-economic mineralization was encountered during this drill campaign.

     In Mexico, twenty-four exploration holes were completed at San Sebastian on the Francine vein and were part of a program to explore for extensions to the southeast and at depth. Of these 24 exploration drill holes, 5 intersected gold-silver mineralization that averaged better than 7 g/t gold equivalent over a minimum horizontal width of 2 meters. Four of these ore grade intercepts are located in the target area surrounding Monarch hole SS-028, and one of these ore grade intercepts is located in the offset segment of the Francine vein southeast of the San Ricardo fault.

              Hecla Mining Company and Subsidiaries

     The Company also continues its exploration efforts at its Cerro Pedernalillo silver/gold exploration project, located on the San Sebastian property. During the third quarter, twenty-four drill holes were completed. Thirteen of these holes were drilled on the Don Sergio vein where an ore shoot is beginning to emerge at the southern most end of the known vein just before it plunges under post mineral volcanic cover. Of these thirteen drill holes, five intersected gold-silver mineralization that average better than 7 g/t gold equivalent over a minimum horizontal width of 2 meters, with three holes averaging more than 31 g/t gold equivalent over a minimum horizontal width of 2 meters. Two shallow holes were drilled on the Jessica vein with disappointing results. Nine holes were drilled on the Andrea vein. Several of these drill holes intersected anomalous gold and silver values, however none intersected ore grade mineralization over a mineable width.

     Hecla estimates that exploration expenditures for the remainder of 2002 will be in the range of $2.5 million to $3.5 million, principally for continued drilling in Venezuela on the Main vein down-dip extension, the Betzy vein West Flank, at Canaima and on the Block B concessions, and in Mexico on the Francine and Don Sergio veins. Other exploration activities anticipated include an exploration drift to the Gallagher fault block at Greens Creek and continued permitting activities at the Hollister Development Block in Nevada.

ENVIRONMENTAL
-------------

     In August 2001, the Company entered into an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. Due to a number of changes that have occurred since the signing of the Agreement in Principle, including improvements in the environmental conditions at Grouse Creek and lower estimated clean-up costs in the Coeur d'Alene Basin as well as the Company's improved financial condition, the terms of the multiple properties settlement approach set forth in the Agreement in Principle appear no longer favorable to the Company. Therefore, the United States, the State of Idaho and the Company have agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, Hecla anticipates further settlement negotiations with the United States and the State of Idaho to limit its environmental clean-up liabilities for historic mining practices in the Coeur d'Alene Basin. Due to a number of uncertainties related to this matter, including the outcome of pending litigation and the result of any settlement negotiations, the Company does not have the ability to estimate what, if any,

              Hecla Mining Company and Subsidiaries

liability exists related to the Coeur d'Alene River Basin at this time. It is reasonably possible the Company's ability to estimate what, if any, obligation relating to the Coeur d'Alene Basin may change in the near or long term depending on a number of factors. In addition, an adverse ruling against the Company for liability and damages in this matter could have a material adverse effect on Hecla. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

     Reserves for closure costs, reclamation and environmental matters totaled $50.7 million at September 30, 2002. Hecla anticipates that expenditures relating to these reserves will be made over the next several years. Although Hecla believes the reserve is adequate based on current estimates of aggregate costs, Hecla periodically reassesses its environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that Hecla's estimate of its obligations may change in the near or long term.

     Expenditures for environmental remediation and reclamation for the remainder of 2002 are estimated in the range of $1.7 to $2.2 million, principally for water management activities at the Grouse Creek property and the yard remediation program at the Bunker Hill Superfund site.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     Hecla's financial condition improved during the third quarter, with a current ratio of 1.5 to 1 at September 30, 2002, compared to 1 to 1 at December 31, 2001, and 1.4 to 1 at June 30, 2002, and cash and cash equivalents of $17.8 million, an increase of approximately $10.2 million from December 31, 2001. Hecla believes cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations, amounts available under existing loan agreements and/or future debt or equity security issuances.

     Hecla's ability to raise capital is highly dependent upon the commercial viability of its projects and the associated prices of metals Hecla produces. Because of the significant impact that changes in the prices of silver, gold, lead and zinc have on Hecla's financial condition, declines in these metals prices may negatively impact short-term liquidity and Hecla's ability to raise additional funding for long-term projects. There can be no assurance that Hecla will be successful in generating adequate funding for planned capital expenditures, environmental remediation and reclamation expenditures and for exploration expenditures in the future.

              Hecla Mining Company and Subsidiaries

Operating Activities
--------------------

     Operating activities provided approximately $14.6 million of cash during the first nine months of 2002, primarily from cash provided by La Camorra, San Sebastian and Greens Creek. Significant uses of cash included changes in accounts and notes receivable ($3.7 million), cash required for reclamation activities and other noncurrent liabilities ($3.5 million), changes in inventories ($3.2 million), changes in accounts payable, payroll and other accrued expenses ($0.8 million) and changes in other current and noncurrent assets ($0.6 million). Principal noncash elements included charges for depreciation, depletion and amortization of $17.7 million, an increase in the provision for reclamation and closure costs ($1.4 million) and a change in the net assets of discontinued operations ($0.9 million).

Investing Activities
--------------------

     Investing activities required $1.8 million of cash during the first nine months of 2002. The major use of cash was additions to properties, plants and equipment ($9.1 million), primarily at the La Camorra ($4.5 million), Greens Creek ($2.3 million) and San Sebastian ($1.7 million) mines, as well as the initial payment in September for the Block B exploration and mining lease in Venezuela ($0.5 million). Hecla currently anticipates that capital expenditures for the remainder of 2002 will be in the range of $3.0 million to $3.6 million, principally for expenditures at the abovementioned locations.

     The cash used for additions to properties, plants and equipment is partially offset by proceeds received on the sale of the corporate headquarters building, which was completed on April 8, 2002, located in Coeur d'Alene, Idaho ($5.6 million), as well as the sale of the pet operations of CAC ($1.6 million) during the first quarter of 2002.

Financing Activities
--------------------

     During the first nine months of 2002, financing activities used approximately $2.6 million in cash, primarily for the repayment of debt ($8.5 million). The repayment of debt was partly offset by borrowings of $3.3 million and proceeds of $2.6 million for common stock issued for outstanding warrants and employee stock options exercised.

              Hecla Mining Company and Subsidiaries

     As of September 30, 2002, Hecla had outstanding debt of $13.8 million, including $6.4 million due over the next twelve months. The outstanding debt included project financing facilities for the La Camorra mine in Venezuela ($5.0 million) and the Velardena mill at the San Sebastian mine in Mexico ($5.8 million), as well as a $3.0 million subordinated loan.

CRITICAL ACCOUNTING POLICIES
----------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Management has identified certain accounting policies that are most important to the portrayal of the Company's current financial condition and results of operations. For the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements filed on Form 10-K for the year ended December 31, 2001.

Revenue Recognition
-------------------

     Sales of metals products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current spot metals prices. The Company must estimate the price at which metals will be sold in reporting profitability and cash flow. Recorded values are adjusted monthly until final settlement at month-end metals prices. Sales of metal in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

     Changes in the market price of metals significantly affect revenues, profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond Hecla's control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, central bank sales, the relative exchange rate of the U.S. dollar, purchases and lending, investor sentiment and global mine production levels. The aggregate effect of these

              Hecla Mining Company and Subsidiaries

factors is impossible to predict. Because significant portions of revenues are derived from the sale of silver, gold, lead and zinc, earnings are directly related to the prices of these metals. If the market price for these metals falls below total production costs, the Company will experience losses on such sales.

Proven and Probable Ore Reserves
--------------------------------

     On a periodic basis, management reviews the reserves at each operation that reflect estimates of the quantities and grades of mineralized material believed to be recoverable and sold at prices in excess of the total cost associated with extracting and processing the ore. Management's calculations of proven and probable ore reserves are based on in-house engineering and geological estimates using current operating costs, metals prices and demand for products.

     Reserve estimates will change as existing reserves are depleted through production, as well as changes in estimates caused by changing production cost and/or metals prices. Changes in reserves may also reflect that grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. For reserves estimated on properties that have not yet commenced production, recoveries may require revision based on actual production experience.

     Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset such effects. If the realized price for the metals produced, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

Depreciation and Depletion
--------------------------

     Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production

              Hecla Mining Company and Subsidiaries

methods. Depletion is computed using the unit-of-production method. The units-of-production method is based on proven and probable ore reserves. As discussed above, estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion, amortization and reclamation accrual rates in future reporting periods.

Impairment of Long-Lived Assets
-------------------------------

     Management reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. The Company estimates the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves (see discussion above), future production cost estimates and future metals price estimates over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

     Management's estimates of metals prices, recoverable proven and probable ore reserves and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of the Company's investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from operating properties and the need for asset impairment write-downs.

Environmental Matters
---------------------

     When it is probable that such costs will be incurred and they are reasonably estimable, the Company will accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. Management periodically reviews the accrued liabilities for such remediation costs as evidence

              Hecla Mining Company and Subsidiaries

becomes available indicating the remediation liability has potentially changed. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

     Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $50.7 million at September 30, 2002. Management anticipates expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is required to be adopted by January 1, 2003, and the Company will record the estimated present value of reclamation liabilities and increase the carrying value of related assets. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. The Company is currently in the process of quantifying the effect the adoption of this statement will have on the Company's consolidated financial statements.

              Hecla Mining Company and Subsidiaries

     The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement became effective for fiscal years beginning after December 15, 2001 and did not have an effect on the Company's consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS
No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provision of SFAS No. 145 that amends SFAS No. 13 is effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by the Company in its consolidated financial statements for the first quarter of fiscal 2003. Management currently believes that the adoption of SFAS No. 145 will not have a material impact on the Company's consolidated financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal

              Hecla Mining Company and Subsidiaries

activities initiated after December 31, 2002. Management currently believes the adoption of SFAS No. 146 will not have a material impact on the Company's consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 removes the special distinction of financial institution acquisitions from the scope of both SFAS No. 72 and FASB Interpretation No. 9. The former method of recognizing any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets as a unidentifiable intangible asset no longer applies to acquisitions of financials institutions or branches of financial institutions. These acquisitions will be accounted for in accordance with FASB Statements Nos. 141 and 142, which will require the recording of goodwill that is not amortized, but rather tested for impairment. Further this Statement amends SFAS No. 144, to include in its scope long-term customer relationships such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS No. 147 will not have any impact on the Company's consolidated financial statements.

OTHER
-----

     Holders of the Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the Board of Directors and have voting rights related to certain amendments to Hecla's Articles of Incorporation. As of January 31, 2002, Hecla had not declared and paid the equivalent of six quarterly dividends, entitling holders of the Preferred Shares to elect two directors at Hecla's annual shareholders' meeting. On May 10, 2002, holders of the Preferred Shares, voting as a class, elected two additional directors.

     During October 2002, the Company announced one of the two directors elected by holders of the Preferred Shares last May resigned his position as a board member of Hecla to avoid any potential conflict of interest resulting from his subsequent employment. In order to fill the vacancy, the remaining director elected by the Preferred shareholders will name a new director. It is currently anticipated a new director will be named by February 2003.

     Pursuant to a Registration Statement filed with the Securities and Exchange Commission ("SEC") and declared effective in the third quarter of 1995, Hecla can, at its option, issue debt securities, common shares, preferred shares or warrants in

              Hecla Mining Company and Subsidiaries

an amount not to exceed $100.0 million in the aggregate. As of September 30, 2002, Hecla has issued $62.2 million of Hecla's common shares and warrants under the Registration Statement. As described in Note 10 of Notes to Consolidated Financial Statements, Hecla's nonpayment of certain dividends due on its Series B Convertible Preferred Stock makes it ineligible to file an S-3 registration statement with the SEC and, according to SEC interpretation, may also make it currently ineligible to maintain the availability of the registration statement for use by incorporating updated information from its Form 10-K. As a result, there can be no assurance that Hecla will be able to issue further securities under the registration statement.

     During October 2002, the Company filed a Registration Statement with the SEC covering 5,995,248 shares of Hecla common stock that may be offered or sold from time to time by Great Basin Gold Ltd. ("Great Basin"), Hecla Mining Company Retirement Plan and Lucky Friday Pension Plan. For additional information regarding Great Basin, see Note 11 of Notes to Consolidated Financial Statements. Although this Registration Statement has been filed, the Statement has not become effective.

     Hecla Mining Company Retirement Plan and Lucky Friday
Pension Plan (the Hecla Benefit Plans) are employee benefit plans in which certain employees can participate. Copper Mountain Trust, the trustee for each Hecla Benefit Plan purchased Hecla stock at the instruction of each Hecla Benefit Plan's independent fiduciary, Consulting Fiduciaries, Inc. In connection with the purchase, each plan received the right to request that the Company register the shares of common stock held by each plan. In connection with a prudent investment strategy and in order to comply with certain guidelines governing the concentration and size of investments held by Hecla employee benefit plans, Hecla's board of directors has instructed management to work with the Hecla Benefit Plans to reduce their equity investments including Hecla common stock.

     For information on hedged positions and derivative instruments, see Item 3 "Quantitative and Qualitative Disclosure
About Market Risk."

              Hecla Mining Company and Subsidiaries

Item 3.   Quantitative and Qualitative Disclosure About Market
          Risk
          ----------------------------------------------------

     The following discussion summarizes the financial instruments and derivative instruments held by Hecla at September 30, 2002, none of which are held for trading purposes. Such instruments are sensitive to changes in interest rates and commodity prices. Hecla believes there has not been a material change in its market risk since the end of its last fiscal year. In the normal course of business, Hecla also faces risks that are either nonfinancial or nonquantifiable (See "Investment Considerations" in Part I, Item 1 of Hecla's 2001 Annual Report on Form 10-K).

Interest-Rate Risk Management

     At September 30, 2002, Hecla's debt was subject to changes in market interest rates and was sensitive to those changes. Hecla currently has no derivative instruments to offset the risk of interest rate changes. Hecla may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

     The following table presents principal cash flows for debt outstanding at September 30, 2002, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                         (in thousands)

                                                                                                  Fair
                               2002       2003       2004       2005     Thereafter    Total      Value
                             --------   --------   --------   --------   ----------   --------   --------
Subordinated debt            $    - -   $  2,000   $  1,000   $    - -   $    - -     $  3,000   $  3,000

Average interest rate            5.6%       5.8%       7.1%

Project financing debt       $  1,500   $  3,000   $    500   $    - -   $    - -     $  5,000   $  5,000

Average interest rate            4.1%       4.3%       5.6%

Project financing debt       $    338   $  2,278   $    832   $  1,366   $    960     $  5,774   $  5,774

Average interest rate             13%        13%        13%        13%        13%

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

     The following table provides information about Hecla's forward sales contracts at September 30, 2002. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between December 31, 2002, and December 31, 2004. As of September 30, 2002, the mark to market value of the contracts was a loss of $5.0 million. Hecla is subject to a posting margin if the margin free limit of $10.0 million in the aggregate for all contracts is exceeded. At September 30, 2002, the London Final gold price was $323.70.

                                   Expected  Expected  Expected  Estimated
                                   Maturity  Maturity  Maturity    Fair
                                     2002      2003     2004       Value
                                   --------  --------  --------  ---------

Forward contracts:
Gold sales (ounces)                  15,056    59,802    48,928
Future price (per ounce)            $   288   $   288   $   288
Contract amount (in $000's)         $ 4,340   $17,238   $14,103  $ (4,998)
Estimated % of annual production
   committed to contracts               30%       28%       25%

     In addition to the above contracts, Hecla has a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 108,730 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At September 30, 2002, the fair value of the Gold Lease Rate Swap was $364,000, which represents the amount the counterparty would have to pay the Company if the contract was terminated.

              Hecla Mining Company and Subsidiaries

Item 4.   Controls and Procedures
-------   -----------------------

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures were effective as of September 30, 2002, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

              Hecla Mining Company and Subsidiaries


FORWARD-LOOKING AND OTHER STATEMENTS
------------------------------------

     Statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk which are not historical facts, such as anticipated payments, litigation outcome, production, sales of assets, exploration results and plans, costs, prices or sales performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, expected or implied. These risks and uncertainties include, but are not limited to, metals price volatility, volatility of metals production, exploration risks and results, project development risks and ability to raise financing. The Company undertakes no obligation and has no intention of updating forward-looking statements.

                   Part II - Other Information

              Hecla Mining Company and Subsidiaries


Item 1.        Legal Proceedings
------         -----------------

     For information concerning legal proceedings, refer to Note
5 of Notes to Consolidated Financial Statements.

Item 2.        Changes in Securities and Use of Proceeds
------         -----------------------------------------

     See Note 11 of Notes to Consolidated Financial Statements for a description of unregistered warrants issued by Hecla to Great Basin. The sale of warrants was exempt from registration under Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act and pursuant to Rule 506 of Regulation D under the Securities Act.

Item 3.        Defaults Upon Senior Securities
------         -------------------------------

     As of September 30, 2002, we have not declared or paid $5.9 million of Series B Convertible Preferred stock dividends. However, see Note 10 of Notes to Consolidated Financial Statements for further information on Series B Convertible Preferred stock dividends and the impact of an exchange offer completed July 25, 2002.

Item 4.        Annual Meeting of Shareholders
------         ------------------------------

     See registrant's report on Form 10-Q/A filed October 29,
2002, for information regarding the adjourned annual meeting of shareholders held July 18, 2002.


Item 6.        Exhibits and Reports on Form 8-K
------         --------------------------------

     (a)  Exhibits*

     See the exhibit index to this Form 10-Q for the list of exhibits.

     (b)  Reports on Form 8-K

               None



Item 5 of Part II is omitted from this report as inapplicable.

_________________________



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


                                     HECLA MINING COMPANY
                              ------------------------------------
                                        (Registrant)



Date:  November 14, 2002      By   /s/ Arthur Brown
                                ----------------------------------
                                Arthur Brown, Chairman and
                                   Chief Executive Officer


Date:  November 14, 2002      By   /s/ Phillips S. Baker, Jr.
                                ---------------------------------
                                Phillips S. Baker, Jr., President,
                                   Chief Operating Officer and Chief
                                      Financial Officer


Date:  November 14, 2002      By    /s/ Lewis E. Walde
                                --------------------------------
                                Lewis E. Walde, Vice President - Controller
                                   (Chief Accounting Officer)

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Arthur Brown, Chairman and Chief Executive Officer of Hecla Mining Company ("Hecla"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hecla Mining Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      Hecla Mining Company and Subsidiaries

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


      /s/ Arthur Brown
     ----------------------------
     Arthur Brown
     Chairman and Chief Executive Officer

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Arthur Brown, Chairman and Chief Executive Officer of Hecla Mining Company ("Hecla"), certify that to the best of my knowledge:

1. This quarterly report of Hecla on Form 10-Q ("report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Hecla.





Date:  November 14, 2002


      /s/ Arthur Brown
     ---------------------------------
     Arthur Brown
     Chairman and Chief Executive Officer

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Phillips S. Baker, Jr., President, Chief Operating Officer and Chief Financial Officer of Hecla Mining Company ("Hecla"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Hecla Mining Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      Hecla Mining Company and Subsidiaries

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


     /s/ Phillips S. Baker, Jr.
     ------------------------------------
     Phillips S. Baker, Jr.
     President, Chief Operating Officer and
     Chief Financial Officer

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Phillips S. Baker, Jr., President, Chief Operating Officer and Chief Financial Officer of Hecla Mining Company ("Hecla"), certify that to the best of my knowledge:

1. This quarterly report of Hecla on Form 10-Q ("report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Hecla.


Date:  November 14, 2002


       /s/ Phillips S. Baker, Jr.
     -------------------------------
     Phillips S. Baker, Jr.
     President, Chief Operating Officer and
     Chief Financial Officer

                                  Exhibit Index


Exhibit No.    Description
-----------    -----------


     3.1(a) Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference.

     3.1(b)    Certificate of Amendment of Certificate of
               Incorporation of the Registrant.  Filed as exhibit
               3.1(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-
               8491) and incorporated herein by reference.

     3.2 By-Laws of the Registrant as amended to date. Filed as exhibit 3(ii) to Registrant's Current Report on Form 8-K dated November 13, 1998 (File No. 1-8491) and incorporated herein by reference.

     4.1(a) Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.

     4.1(b) Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as
               exhibit 4.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.

     4.2 Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant's Current Report on Form 8-K dated May 10, 1996 (File No. 1-8491) and incorporated herein by reference.

     4.3 Stock Purchase Agreement dated as of August 27, 2001 between Hecla Mining Company and Copper Mountain Trust. Filed on October 7, 2002 as exhibit 4.3 to Registrant's Registration Statement on Form S-1 (File No. 333-100395) and incorporated herein by reference.

     4.4       Warrant Agreement dated August 2, 2002
               between Hecla Mining Company and Great Basin Gold Ltd. Filed on October 7, 2002 as exhibit 4.4 to Registrant's Registration Statement on Form S-1 (File No. 333-100395) and incorporated herein by reference.

     4.5       Registration Rights Agreement dated August 2,
               2002 between Hecla Mining Company and Great Basin Gold Ltd. Filed on October 7, 2002 as exhibit 4.5 to Registrant's Registration Statement on Form S-1 (File No. 333-100395) and incorporated herein by reference.

     10.1 Employment agreement dated June 1, 2000, between Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements with each of Messrs. Phillips S. Baker, Jr., Vicki
               J. Veltkamp, Thomas F. Fudge and Lewis E. Walde. Such substantially identical agreements are not included as separate Exhibits.) Filed as exhibit
               10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-8491) and incorporated herein by reference.

     10.2(a)   1987 Nonstatutory Stock Option Plan of the
               Registrant.  Filed as exhibit B to Registrant's
               Proxy Statement dated March 20, 1987 (File No. 1-
               8491) and incorporated herein by reference.

     10.2(b) Hecla Mining Company 1995 Stock Incentive Plan. Filed as exhibit 10.4(c) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-8491) and incorporated herein by reference.

     10.2(c) Hecla Mining Company Stock Plan for Nonemployee Directors. Filed as exhibit B to Registrant's Proxy Statement dated March 27, 1995 (File No. 1-
               8491) and incorporated herein by reference.

     10.2(d) Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant's Registration Statement on Form S-8 filed on July 24, 2002 (File No. 1-8491) and incorporated herein by reference.

     10.3(a) Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference.

     10.3(b)   Supplemental Excess Retirement Master Plan
               Documents.  Filed as exhibit 10.5(b) to
               Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

     10.3(c) Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

     10.4      Form of Indemnification Agreement dated May
               27, 1987,between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit
               10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-
               8491) and incorporated herein by reference.

     10.5 Summary of Short-term Performance Payment Plan. Filed as exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

     10.6(a) Amended and Restated Golden Eagle Earn-In Agreement between Santa Fe Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996. Filed as exhibit 10.11(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

     10.6(b) Golden Eagle Operating Agreement between Santa Fe Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996. Filed as exhibit 10.11(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

     10.6(c) First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002 by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed on October 7, 2002 as
               exhibit 10.6(c) to Registrant's Registration
               Statement on Form S-1 (File No. 333-100395) and incorporated herein by reference.

     10.7      Limited Liability Company Agreement of the
               Rosebud Mining Company, LLC among Santa Fe Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996. Filed as exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

     10.8      Restated Mining Venture Agreement among
               Kennecott Greens Creek Mining Company, Hecla
               Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491) and incorporated herein by reference.

     10.9 Credit Agreement dated as of June 25, 1999, among Monarch Resources Investments Limited as Borrower, Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank London Limited as Collateral and Administrative Agent. Filed as exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

     10.10     Subordinated Loan Agreement dated as of June
               25, 1999, among Hecla Mining Company as Borrower and Standard Bank London Limited as Initial Lender, Collateral and Administrative Agent.
               Filed as exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

     10.11 Subordination Agreement dated as of June 25, 1999, among NationsBank, N.A. as Senior Creditor, Standard Bank London Limited as Subordinated Creditor and Hecla Mining Company. Filed as
               exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

     10.12     Subordinated Loan Agreement dated June 29,
               2000, among Hecla Mining Company as Borrower and Standard Bank London Limited as Lender. Filed as
               exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

     10.13 Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank London Limited as Senior Creditor and Subordinated Creditor. Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

     10.14     Stock Purchase Agreement dated November 17,
               2000, between Hecla Mining Company and Zemex U.S.
               Corporation.  Filed as exhibit 10.1 to
               Registrant's Current Report on Form 8-K dated
               November 17, 2000 (File No. 1-8491) and
               incorporated herein by reference.

     10.15     Stock Purchase Agreement dated February 27,
               2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant's Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.

     10.16     Form of Retention Agreement dated July 20,
               2001, between Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements, with each of Messrs. Phillips S. Baker, Jr, Thomas F. Fudge, Vicki J. Veltkamp, and Lewis E. Walde. Filed as exhibit 10.19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-8491) and incorporated herein by reference.

     10.17     Real Estate Purchase and Sale Agreement
               between Hecla Mining Company and JDL Enterprises, LLC dated October 19, 2001. Filed as exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.

     10.18     Revolving Credit Agreement dated March 27,
               2002 with IIG Capital LLC. Filed on October 7,
               2002 as exhibit 10.18 to Registrant's Registration
               Statement on Form S-1 (File No. 333-100395) and incorporated herein by reference.

     10.19     Earn-In Agreement dated August 2, 2002
               between Hecla Ventures Corp. and Rodeo Creek. Filed on October 7, 2002 as exhibit 10.19 to Registrant's Registration Statement on Form S-1 (File No. 333-100395) and incorporated herein by reference.

     10.20     Lease Agreement dated September 5, 2002
               between Hecla Mining Company and CVG-Minerven. Filed on October 7, 2002 as exhibit 10.20 to Registrant's Registration Statement on Form S-1 (File No. 333-100395) and incorporated herein by reference.

     12 Fixed Charge Coverage Ratio Calculation is attached hereto.