Form 10-K
period 2002-12-31
HECLA MINING CO/DE/
filed 2003-03-07
CIK 719413

THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2002

Commission File No.          1-8491
                    ------------------------------------------------------------

                              HECLA MINING COMPANY
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                Delaware                                         82-0126240
----------------------------------------                     -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

    6500 N. Mineral Drive, Suite 200
          Coeur d'Alene, Idaho                                   83815-9408
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              208-769-4100
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class                Name of each exchange on
----------------------------------------------    which each class is registered
Common Stock, par value $0.25 per share       )   ------------------------------
                                              )
Preferred Share Purchase Rights for           )
Series A Junior Participating                 )
Preferred Stock, par value $0.25 per share    )
                                              )
Series B Cumulative Convertible Preferred     )
Stock, par value $0.25 per share              )      New York Stock Exchange
----------------------------------------------    ------------------------------

         Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_. No ___.

         The aggregate market value of the Registrant's voting Common Stock held by nonaffiliates was $412,835,348 as of February 28, 2003. There were 109,377,249 shares of the Registrant's Common Stock outstanding as of February 28, 2003.

Documents incorporated by reference herein:

         To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant's 2002 fiscal year is incorporated herein by reference. See Part III.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report (including information incorporated by reference) are forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1 - Business - Risk Factors.

         Other matters, including unanticipated events and conditions, also may cause our actual future results to differ materially from these forward-looking statements. There can be no assurance that our expectations will prove to be correct and undue reliance should not be placed on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this filing. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     Part I

Item 1. Business

INTRODUCTION

         Hecla Mining Company, a Delaware corporation, was originally incorporated in 1891 and is principally engaged in the exploration, development, mining and processing of silver, gold, lead and zinc, and owns or has interests in a number of precious and nonferrous metals properties. In this report, "we" or "our" refer to Hecla Mining Company and/or our affiliates and subsidiaries.

         We believe we are one of the world's low cost producers in the precious metals mining industry. We believe we have earned a reputation as one of the world's best narrow-vein, hard rock, underground mining companies, based on our expertise developed during more than a century of operating underground mines. Our strategy for growth is to focus our efforts and resources on expanding our precious metals reserves through exploration efforts, primarily on properties we currently own. We will also consider acquisition opportunities as a component of our growth strategy.

         Our principal producing metals properties during 2002 included:

      o the San Sebastian silver mine, located in the State of Durango, Mexico, and 100% owned by us through our wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla). The mine is 56 miles northeast of the city of Durango on concessions acquired through our acquisition of Monarch Resources Investments Limited in June 1999. During 2002, San Sebastian contributed $23.5 million, or 22%, to our consolidated sales;

     o the La Camorra gold mine, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz, and 100% owned by us through our wholly owned subsidiary, Minera Hecla Venezolana, C.A. La Camorra has been a producing mine for us since October 1999 through our acquisition of Monarch Resources Investments Limited. During 2002, La Camorra contributed $49.2 million, or 47%, to our consolidated sales;

     o the Greens Creek silver mine, a 29.73% owned joint-venture arrangement with Kennecott Greens Creek Mining Company (KGCMC), the manager of the mine, and Kennecott Juneau Mining Company (KJMC), both wholly owned subsidiaries of Kennecott Minerals. The Greens Creek mine is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. Greens Creek is a large polymetallic deposit containing silver, zinc, gold and lead. During 2002, Greens Creek contributed $23.3 million, or 22%, to our consolidated sales;

     o the Lucky Friday mine, a 100% owned, deep underground silver and lead mine located in northern Idaho. Lucky Friday has been a producing mine for us since 1958. During 2002, Lucky Friday contributed $9.6 million, or 9%, to consolidated sales.

         For the year ended December 31, 2002, we reported net income of approximately $8.6 million (before undeclared preferred stock dividends of $23.3 million), or $0.11 per share of common stock, compared to net income of approximately $2.3 million (before undeclared preferred stock dividends of $8.1 million), or $0.03 per share of common stock, for the year ended December 31, 2001.

         For additional information, see Item 7, Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

         Our principal executive offices are located at 6500 N. Mineral Drive, Suite 200, Coeur d'Alene, Idaho 83815-9408, telephone (208) 769-4100. Our web site address is www.hecla-mining.com. Copies of our annual, quarterly and recent reports and amendments to these reports are available on our website free of charge.

         A glossary of certain terms, under "Glossary of Certain Mining Terms," appears at the end of this Item 1.

PRODUCTS AND SEGMENTS

         Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. We are organized and managed primarily on the basis of our principle products being produced from our operating units. The La Camorra mine is the only unit included in the gold segment. Production from all other mines are considered to be in the silver segment, since they are primarily silver producers. The percentage of sales contributed by each segment is reflected in the following table:

                                                 Year
                                 ----------------------------------
         Product/Segment          2002           2001         2000
         ------------------      ------         ------       ------
         Silver                   53.4%          51.4%        58.4%
         Gold                     46.6%          48.6%        41.6%

         For financial information with respect to our business segments and geographic areas, refer to Notes 2 and 11 of Notes to Consolidated Financial Statements.

         The table below summarizes our production and average cash operating cost, average total cash cost and average total production cost per ounce for silver and gold, as well as average metals prices for each period indicated:

                                                               Year
                                              --------------------------------------
                                                 2002          2001          2000
                                              ----------    ----------    ----------
Silver (ounces)(1)                             8,681,293     7,434,290     7,998,677
Gold (ounces)(2)                                 239,633       194,742       146,038
Lead (tons)(1)                                    18,291        28,378        39,430
Zinc (tons)(1)                                    26,134        23,664        25,054

Average cost per ounce of silver produced:

Cash operating cost(3,4)                      $     2.16    $     3.55    $     4.02
Total cash cost(3,4)                          $     2.25    $     3.57    $     4.02
Total production cost(3,4)                    $     3.68    $     5.09    $     5.49

Average cost per ounce of gold produced:

Cash operating cost(5)                        $      137    $      133    $      208
Total cash cost(5)                            $      137    $      133    $      211
Total production cost(5)                      $      206    $      200    $      275

Industrial minerals (tons shipped)(6)              9,588       260,716     1,268,579

Average metals prices:

Silver - Handy & Harman ($/oz.)               $     4.63    $     4.36    $     5.00
Gold - Realized ($/oz.)                       $      303    $      280    $      284
Gold - London Final ($/oz.)                   $      310    $      272    $      279
Lead - LME Cash ($/pound)                     $    0.205    $    0.216    $    0.206
Zinc - LME Cash ($/pound)                     $    0.353    $    0.402    $    0.512

       (1) The increase in silver production from 2001 to 2002 was principally a result of increased production from the San Sebastian mine, which commenced production in May 2001 and reached full production during the second quarter of 2002, offset by reduced production at the Lucky Friday mine, where operations were reduced in October 2001. Decreased lead production from 2001 to 2002 is principally due to reduced production at the Lucky Friday mine. Increased zinc production in 2002 compared to 2001 is due to increased mill throughput at Greens Creek during 2002. The decrease in silver, lead and zinc production from 2000 to 2001 was principally due to decreased tons mined at Lucky Friday, partly offset by an increase in tons mined at the Greens Creek mine and at the San Sebastian mine.

       (2) The increase in gold production from 2001 to 2002 was principally due to increased production of over 25,000 ounces at the San Sebastian mine, and over 15,000 ounces at the La Camorra mine primarily due to improvements to the crushing, milling and adsorption capacities, allowing for increases in tons milled (20% improvement) and gold ounces produced. The increase in gold production from 2000 to 2001 was principally due to increased production at the La Camorra mine (59,000 ounces) due to an average higher gold grade and an 18% increase in tons processed during 2001, and increased production at the San Sebastian mine, partly offset by decreased production of 24,000 ounces at the Rosebud mine due to the completion of operations during the third quarter 2000.

       (3) For the years ended December 31, 2002 and 2001, approximately $0.8 million and $0.4 million of costs, respectively, at the Lucky Friday mine were classified as care-and-maintenance costs and included in the determination of the costs per ounce at Lucky Friday. Excluding the $0.8 million and $0.4 million in costs, the cash operating, total cash and total production costs per ounce total $2.07, $2.16 and $3.59, respectively, for 2002, and $3.49, $3.52 and $5.04, respectively, for 2001.

       (4) The low costs per silver ounce during 2002, compared to 2001, are due in part to significant by-product credits from increased gold production in the silver segment and an increase in the average gold price. Costs per ounce amounts are calculated pursuant to standards of the Gold Institute.

       (5) Costs per ounce of gold are based on the gold produced by the gold segment only. Gold produced in the silver segment (San Sebastian and Greens Creek) is treated as a by-product credit in calculating silver costs per ounce.

       (6) The decrease in industrial minerals tons shipped from 2001 to 2002 is due to the sale of the K-T Group in March 2001, as well as the sale of the pet operations of the Colorado Aggregate division (CAC) of MWCA, Inc., our wholly owned subsidiary, in March 2002. The decrease in industrial minerals tons shipped from 2000 to 2001 was principally due to the sale of the K-T Group in March 2001.

EXPLORATION

         We conduct exploration activities from our operating units and review proposals and results from our headquarters in Coeur d'Alene, Idaho. We own or control patented and unpatented mining claims, fee land, mineral concessions and state and private leases in the United States, Mexico, Venezuela and other South American countries. Our strategy regarding reserve replacement is to concentrate our efforts on: (1) existing operations where an infrastructure already exists;
(2) other properties presently being developed; and (3) advanced-stage exploration properties that have been identified as having potential for additional discoveries principally in the United States, Mexico and Venezuela. We intend to focus on low-cost properties that yield high returns and we continuously evaluate opportunities to acquire additional properties.

         Mineral exploration, particularly for silver and gold, is highly speculative in nature, involves many risks and frequently is nonproductive. There can be no assurance that our mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that our exploration programs will result in the expansion or replacement of existing ore reserves that are being depleted by current production.

         In March 2002, we were informed by CVG-Minerven (a Venezuelan government-owned gold mining company) that we had been awarded the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar. Block B is a 1,795-hectare land position in the historic El Callao gold district that includes the historic Chile, Laguna and Panama mines which produced over
1.5 million ounces of gold between 1921 and 1946. For further information, see
Note 4 of Notes to Consolidated Financial Statements.

         In August 2002, through our wholly owned subsidiary, Hecla Ventures Corporation, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (Great Basin), to acquire a 50% interest in an area of Great Basin's Ivanhoe high-grade gold property, which is referred to as the Hollister Development Block and is located on the Carlin Trend in Nevada. An "earn-in" agreement is an agreement under which a party must take certain actions in order to "earn" an interest in an entity. In order to receive the interest, we are required to complete a multi-stage exploration and development program leading to commercial production. For further information, see Note 4 of Notes to Consolidated Financial Statements.

         Exploration expenditures for the three years ended December 31, 2002, 2001 and 2000, were approximately $5.8 million, $2.2 million and $6.3 million, respectively. Our near-term exploration plan consists of exploring for additional reserves at, or in the vicinity of, our San Sebastian mine in Mexico; the La Camorra mine, the Block B and Canaima properties in Venezuela; the Greens Creek mine in Alaska; and the Hollister Development Block in Nevada.

Exploration expenditures for 2003 are estimated to be in the range of $10.0 million to $15.0 million.

REGULATION OF MINING ACTIVITY

         Our U.S. mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor (MSHA) under provisions of the Federal Mine Safety and Health Act of 1977. MSHA directives have had no material adverse impact on our results of operations or financial condition and we believe that we are substantially in compliance with the regulations promulgated by MSHA.

         All of our exploration, development and production activities in the United States, Mexico and South America are subject to regulation by governmental agencies under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. We believe that we are in compliance with applicable environmental regulations. Many of the regulations also require permits to be obtained for our activities. These permits normally are subject to public review processes resulting in public input prior to agency approval of the activity. While these laws and regulations govern how we conduct many aspects of our business, our management does not believe they have a material adverse effect on our results of operations or financial condition at this time. Our projects are evaluated considering the cost and impact of environmental regulation on the proposed activity. New laws and regulations are evaluated as they develop to determine the impact on, and changes necessary to, our operations. It is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time. We believe an adequate provision has been made for the reclamation of mine waste and mill tailings at all of our operating and nonoperating properties in a manner that complies with current applicable federal and state environmental requirements.

         Environmental laws and regulations may also have an indirect impact on us, such as increased cost for electrical power. Charges by smelters, to which we sell our metallic concentrates and products, have substantially increased over the past several years due to requirements that smelters meet revised environmental quality standards. We have no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to us was significantly reduced because of environmental requirements or otherwise, it is possible that our silver operations could be adversely affected.

         Our U.S. operations may also be subject to both the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), which regulates and establishes liability for the release of hazardous substances, and the Endangered Species Act (ESA), which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. See Item 1A - Risk Factors "We face substantial governmental regulation and environmental risks."

LEGISLATION

         From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on Federal lands. There was no significant activity with respect to mining law reform in Congress during 2002. The extent of any such future changes is not known and the potential impact on us as a result of Congressional action is difficult to predict. Although a majority of our existing U.S. mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral resources on federal lands.

EMPLOYEES

         As of December 31, 2002, we employed 720 people, including people employed with our subsidiaries.

GLOSSARY OF CERTAIN MINING TERMS

* CASH OPERATING COSTS -- Includes all direct and indirect operating cash costs incurred at each operating mine, excluding royalties and mine production taxes.

* DORE -- Unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined to almost pure metal.

* MINERALIZED MATERIAL -- A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals.

* ORE -- A mixture of valuable minerals and gangue (valueless minerals) from which at least one of the minerals or metals can be extracted at a profit.

* OREBODY -- A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

* PRIMARY DEVELOPMENT -- The initial access to an orebody through adits, shafts, declines and winzes.

* PROVEN AND PROBABLE ORE RESERVES -- Reserves that reflect estimates of the quantities and grades of mineralized material at our mines which we believe can be recovered and sold at prices in excess of the total cash cost associated with extracting and processing the ore. The estimates are based largely on current costs and on prices and demand for our products. Mineral reserves are stated separately for each of our mines based upon factors relevant to each mine. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. Our estimates of Proven and Probable reserves for the Lucky Friday mine, the San Sebastian mine and the La Camorra mine are based on the following metals prices:

                                       December 31,
                                    2002         2001
                                   -------------------

                Silver             $ 4.75       $ 5.10

                Gold               $  300       $  300

                Lead               $ 0.21       $ 0.24

                Zinc               $ 0.44       $ 0.48

   Proven and Probable ore reserves for the Lucky Friday, San Sebastian and La Camorra mines are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis.

   Proven and Probable ore reserves for the Greens Creek mine are based on calculations of reserves provided to us by the operator of Greens Creek that have been reviewed but not independently confirmed by us. Kennecott Greens Creek Mining Company's estimates of Proven and Probable ore reserves for the Greens Creek mine as of December 2002 and 2001 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used were:

                                       December 31,
                                    2002         2001
                                   -------------------

                Silver             $ 5.00       $ 4.92

                Gold               $  300       $  309

                Lead               $ 0.24       $ 0.25

                Zinc               $ 0.46       $ 0.49

   Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production. Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. Our Proven and Probable ore reserves are sensitive to price changes, although we do not believe that a 10% increase or decrease in estimated metals prices would have a significant impact on Proven and Probable ore reserves at our La Camorra, San Sebastian and Greens Creek mines.

* PROBABLE RESERVES -- Reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven reserves, is high enough to assume continuity between points of observation.

* PROVEN RESERVES -- Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.

* RESERVES -- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

* SECONDARY DEVELOPMENT -- The preparation of the orebody for production through crosscuts, raises and stope preparation.

* STOPE -- An underground excavation from which ore has been extracted either above or below mine level.

* TOTAL CASH COSTS -- Includes all direct and indirect operating cash costs incurred at each operating mine.

* TOTAL PRODUCTION COSTS -- Includes total cash costs, as defined, plus depreciation, depletion, amortization and reclamation accruals relating to each operating mine.

* TOTAL PRODUCTION COSTS PER OUNCE -- Calculated based upon total production costs, as defined, net of by-product revenues earned from all metals other than the primary metal produced at each mine, divided by the total ounces of the primary metal produced.

* UNPATENTED MINING CLAIM -- A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

RISK FACTORS

         The following risks and uncertainties, together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of our common stock.

ALTHOUGH WE HAD OPERATING PROFITS IN 2002 AND 2001, WE HAVE INCURRED A TOTAL OF $168.7 MILLION OF LOSS APPLICABLE TO COMMON SHAREHOLDERS IN THE PAST FIVE YEARS AND THERE CAN BE NO ASSURANCE THAT OUR OPERATIONS WILL REMAIN PROFITABLE.

         Our net income improved in 2002 and 2001 as a result, in large part, of increased gold production, lower silver and gold production costs, lower interest expense, a gain on the sale of our subsidiary, Kentucky-Tennessee Clay Company and, recently, increased gold prices. Prior to 2001, we incurred net losses for each of the prior ten years. Many of the factors affecting our operating results are beyond our control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, global or regional demand, speculation, and sales by central banks and other holders and producers of gold and silver in response to these factors, and we cannot foresee whether our operations will continue to generate sufficient revenue for us to be profitable. While silver and gold prices improved in 2002 over average prices in 2001, there can be no assurance such prices will continue at or above such levels.

OUR PREFERRED STOCK HAS A LIQUIDATION PREFERENCE OF $50 PER SHARE, OR $37.7 MILLION, PLUS DIVIDENDS IN ARREARS OF APPROXIMATELY $6.6 MILLION.

         This means that if we were liquidated as of January 2, 2003, holders of our preferred stock would be entitled to receive approximately $44.3 million from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

WE ARE CURRENTLY INVOLVED IN ONGOING LITIGATION THAT MAY ADVERSELY AFFECT US.

         There are several ongoing lawsuits in which we are involved. If any of these cases results in a substantial monetary judgment against us or is settled on unfavorable terms, our results of operations, financial condition and cash flows could be materially adversely affected. For example, we may ultimately incur environmental remediation costs substantially in excess of the amounts we have accrued and the plaintiffs in environmental proceedings may be awarded substantial damages (which costs and damages we may not be able to recover from our insurers). See Note 8 of Notes to Consolidated Financial Statements.

OUR EARNINGS MAY BE AFFECTED BY METALS PRICE VOLATILITY.

         The majority of our revenues is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors including:

      *  expectations for inflation;

      *  speculative activities;

      *  relative exchange rate of the U.S. dollar;

      *  global and regional demand and production;

      *  political and economic conditions; and

      *  production costs in major producing regions.

         These factors are beyond our control and are impossible for us to predict. If the market prices for these metals fall below our costs to produce them for a sustained period of time, we will experience losses and may have to discontinue development or mining at one or more of our properties.

         In the past, we have used limited hedging techniques to reduce our exposure to price volatility, but we may not be able to do so in the future. See "Our hedging activities could expose us to losses."

         The following table sets forth the average daily closing prices of the following metals for 1985, 1990, 1995, 1998 and each year thereafter through 2002.

                  1985         1990         1995         1998         1999         2000         2001         2002
                --------     --------     --------     --------     --------     --------     --------     --------
Silver(1)
   (per oz.)    $   6.14     $   4.82     $   5.19     $   5.53     $   5.25     $   5.00     $   4.39     $   4.63
Gold(2)
   (per oz.)      317.26       383.46       384.16       294.16       278.77       279.03       271.00       309.97
Lead(3)
   (per lb.)        0.18         0.37         0.29         0.24         0.23         0.21         0.22         0.21
Zinc(4)
   (per lb.)        0.36         0.69         0.47         0.46         0.49         0.51         0.40         0.35

-----------------------------
(1) Handy & Harman
(2) London Final
(3) London Metals Exchange -- Cash
(4) London Metals Exchange -- Special High Grade -- Cash

         On February 28, 2003, the closing prices for silver, gold, lead and zinc were $4.64 per ounce, $345.45 per ounce, $0.21 per pound, and $0.36 per pound, respectively.

THE VOLATILITY OF METALS PRICES MAY ADVERSELY AFFECT OUR DEVELOPMENT AND EXPLORATION EFFORTS.

         Our ability to produce silver and gold in the future is dependent upon our exploration efforts, and our ability to develop new ore reserves. If prices for these metals decline, it may not be economically feasible for us to continue our development of a project or to continue commercial production at some of our properties.

OUR DEVELOPMENT OF NEW OREBODIES MAY COST MORE AND PROVIDE LESS RETURN THAN WE ESTIMATED.

         Our ability to sustain or increase our current level of production of metals partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

      *  reserves;

      *  expected recovery rates of metals from the ore;

      *  facility and equipment costs;

      *  capital and operating costs of a development project;

      *  future metals prices;

      *  comparable facility and equipment costs; and

      *  anticipated climate conditions.

         Development projects may have no operating history upon which to base these estimates, and these estimates are based in large part on our interpretation of geological data, a limited number of drill holes and other sampling techniques. As a result, actual cash operating costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

OUR ORE RESERVE ESTIMATES MAY BE IMPRECISE.

         Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. Reserves are estimates made by our technical personnel and no assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data. Our reserve estimates for properties that have not yet started may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices. The economic value of ore reserves may be adversely affected by:

      *  declines in the market price of the various metals we mine;

      *  increased production or capital costs; or

      *  reduced recovery rates.

         Short-term operating factors relating to our ore reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our profitability. We may use forward sales contracts and other hedging techniques to partially offset the effects of a drop in the market prices of the metals we mine. However, if the price of metals that we produce declines substantially below the levels used to calculate reserves for an extended period, we could experience:

      *  delays in new project development;

      *  increased net losses;

      *  reduced cash flow;

      *  reductions in reserves; and

      *  possible write-down of asset values.

OUR AVAILABLE CASH AND CASH FLOWS MAY BE INADEQUATE TO FUND EXPANSION PROJECTS.

         We currently believe that our cash on hand, cash proceeds from an underwritten public offering completed in January 2003, future cash flows from operations, amounts available under existing loan agreements and/or future debt or equity security issuances will be adequate to fund our:

      *  anticipated minimum capital expenditure requirements;

      *  idle property expenditures;

      *  debt service; and

      *  exploration expenditures.

         Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

OUR MINERAL EXPLORATION EFFORTS MAY NOT BE SUCCESSFUL.

         We must continually replace ore reserves depleted by production. Our ability to expand or replace depleted ore reserves depends on the success of our exploration program. Mineral exploration, particularly for silver and gold, is highly speculative. It involves many risks and is often nonproductive. Even if we find a valuable deposit of minerals, it may be several years before production is possible. During that time, it may become economically unfeasible to produce those minerals. Establishing ore reserves requires us to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities. As a result of these costs and uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted by current production.

OUR JOINT DEVELOPMENT AND OPERATING ARRANGEMENTS MAY NOT BE SUCCESSFUL.

         We often enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. For instance, our Greens Creek mine is operated through a joint venture arrangement. In a typical joint venture arrangement, we own a percentage of the assets in the joint venture. Under the agreement governing the joint venture relationship, each party is entitled to indemnification from each other party and is only liable for the liabilities of the joint venture in proportion to its interest in the joint venture. However, if a party fails to perform its obligations under the joint venture agreement, we could incur losses in excess of our pro-rata share of the joint venture. In the event any party so defaults, the joint venture agreement provides certain rights and remedies to the remaining participants, including the right to sell the defaulting party's percentage interest and use the proceeds to satisfy the defaulting party's obligations. We currently believe that our joint venture partners will meet their obligations.

WE FACE STRONG COMPETITION FROM OTHER MINING COMPANIES FOR THE ACQUISITION OF NEW PROPERTIES.

         Mines have limited lives and as a result, we continually seek to replace and expand our reserves through the acquisition of new properties. In addition, there is a limited supply of desirable mineral lands available in the United States and other areas where we would consider conducting exploration and/or production activities. Because we face strong competition for new properties from other mining companies, some of whom have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

THE TITLES TO SOME OF OUR PROPERTIES MAY BE DEFECTIVE.

         Unpatented mining claims constitute a significant portion of our undeveloped property holdings. The validity of these unpatented mining claims is often uncertain and may be contested. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

         In Mexico, there is ongoing litigation concerning a lien that predates acquisition of the Velardena mill by our subsidiary, Minera Hecla, S.A. de C.V. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY RISKS AND HAZARDS ASSOCIATED WITH THE MINING INDUSTRY.

      Our business is subject to a number of risks and hazards including:

      *  environmental hazards;

      *  political and country risks;

      *  industrial accidents;

      *  labor disputes;

      *  unusual or unexpected geologic formations;

      *  cave-ins;

      *  explosive rock failures; and

      * flooding and periodic interruptions due to inclement or hazardous weather conditions.

      Such risks could result in:

      *  damage to or destruction of mineral properties or producing facilities;

      *  personal injury;

      *  environmental damage;

      *  delays in mining;

      *  monetary losses; and

      *  legal liability.

         For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience and industry practice. However, we may not be able to maintain this insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally either unavailable or too expensive for us and other companies in our industry, and, therefore, we do not maintain environmental insurance. To the extent we are subject to environmental liabilities, we would have to pay for these liabilities. Moreover, in the event that we are unable to fully pay for the cost of remedying an environmental problem, we might be required to suspend operations or enter into other interim compliance measures.

OUR FOREIGN OPERATIONS, INCLUDING OUR OPERATIONS IN VENEZUELA, ARE SUBJECT TO ADDITIONAL INHERENT RISKS.

         We currently conduct mining operations in Mexico and Venezuela and have exploration projects in Mexico and South America. We anticipate we will continue to conduct significant operations in those and other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

      *  the effects of local political and economic developments;

      *  exchange controls and export or sale restrictions;

      *  currency fluctuations;

      *  expropriation; and

      * taxation and laws or policies of foreign countries and the United States affecting trade, investment and taxation.

         Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial position or results of operations.

         Venezuela, the site of our La Camorra mine, recently experienced political unrest in the form of street marches and demands that the current president hold a referendum to determine whether to remove him from office. An approximate two-month long general strike commenced in December 2002 and continued into February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra mine during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. The general strike in Venezuela ended in early February, but oil and gas operations are not up to full capacity. Although we believe we will be able to manage and operate our La Camorra mine and related exploration projects successfully, due to the strike and its ramifications on supplies of oil, gas and other products, there can be no assurance that we will be able to operate without interruptions to our operations.

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have not been finalized as of the date of this filing. Exchange controls may require us to convert United States dollars into foreign currency. Management is currently monitoring the finalization of exchange controls in Venezuela, and there can be no assurance that the implementation of exchange controls will not adversely affect our operations in Venezuela.

OUR OPERATIONS ARE SUBJECT TO CURRENCY FLUCTUATIONS.

         Currency fluctuations may affect the cash flow which we will realize from our operations since our products are sold in world markets in United States dollars. There can be no assurance that foreign exchange fluctuations will not materially adversely affect our financial performance and results of operations.

         For additional discussion of exchange controls in Venezuela, see the discussion above under "Our foreign operations, including our operations in Venezuela, are subject to additional inherent risks."

WE ARE REQUIRED TO OBTAIN GOVERNMENTAL PERMITS IN ORDER TO CONDUCT MINING OPERATIONS.

         In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

WE FACE SUBSTANTIAL GOVERNMENTAL REGULATION AND ENVIRONMENTAL RISKS.

         Our business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. We have been, and are currently involved in lawsuits in which we have been accused of violating environmental laws, and we may be subject to similar lawsuits in the future. See Note 8 of Notes to Consolidated Financial Statements. New legislation and regulations may be adopted at any time that results in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

         We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2002, our reserves for these matters totaled $49.7 million. We anticipate that we will make expenditures relating to these reserves over the next five to ten years. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate due to:

      *  the early stage of our investigation;

      * the uncertainties relating to the costs and remediation methods that will be required in specific situations;

      *  the possible participation of other potentially responsible parties;
         and

      *  changing environmental laws, regulations and interpretations.

         It is possible that, as new information becomes available, changes to our estimates of future closure, reclamation and environmental contingencies could materially adversely affect our future operating results.

         Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. We currently have in place such financial assurances in the form of surety bonds. As of December 31, 2002, we also had set aside as restricted investments approximately $6.4 million as collateral for these bonds. The amount of the financial assurances and the amount required to be set aside by us as collateral for these financial assurances are dependent upon a number of factors, including our financial condition, reclamation cost estimates, development of new projects and the total dollar value of financial assurances in place. There can be no assurance that we will be able to maintain or add to our current level of financial assurances.

OUR HEDGING ACTIVITIES COULD EXPOSE US TO LOSSES.

         From time to time, we engage in hedging activities, such as forward sales contracts and commodity put and call option contracts, to minimize the effect of declines in metals prices on our operating results. While these hedging activities may protect us against low metals prices, they may also limit the price we can receive on hedged products. As a result, we may be prevented from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. We are also subject to posting margins if the margin free limit of $10.0 million in the aggregate for all our contracts is exceeded. As of December 31, 2002, if we closed out our existing hedge contract positions, we would have to pay our counterparties $6.5 million. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

OUR BUSINESS DEPENDS ON GOOD RELATIONS WITH OUR EMPLOYEES.

         Certain of our employees are represented by unions. At December 31, 2002, there were 65 hourly employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 16, 2003. At December 31, 2002, there were 136 hourly and 46 salaried employees at the San Sebastian mine and Velardena mill. The National Mine and Mill Workers Union represents process plant hourly workers at San Sebastian. Under Mexican labor law, wage adjustments are negotiated annually and other contract terms every two years. The contract at San Sebastian is due for negotiation of wages in July 2003 and for wages and other terms in July 2004. At December 31, 2002, there were 346 hourly and 41 salaried employees at our La Camorra gold mine, most of whom are represented by the Mine Workers Union. The contract with respect to La Camorra will expire in March 2004. We anticipate that we will be able to negotiate a satisfactory contract with each union, but there can be no assurance that this can be done without a disruption to production.

OUR STOCKHOLDER RIGHTS PLAN AND PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, OUR BY-LAWS AND DELAWARE LAW COULD DELAY OR DETER TENDER OFFERS OR TAKEOVER ATTEMPTS THAT MAY OFFER A PREMIUM FOR OUR COMMON STOCK.

         Our stockholder rights plan and provisions in our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction would be beneficial to stockholders. These impediments include:

         * the rights issued in connection with the stockholder rights plan that will substantially dilute the ownership of any person or group that acquires 15% or more of our outstanding common stock unless the rights are first redeemed by our board of directors, in its discretion. Furthermore, our board of directors may amend the terms of these rights, in its discretion, including an amendment to lower the acquisition threshold to any amount greater than 10% of the outstanding common stock;

         * the classification of our board of directors into three classes serving staggered three-year terms;

         * the ability of our board of directors to issue shares of preferred stock with rights as it deems appropriate without stockholder approval;

         * a requirement that special meetings of our board of directors may be called only by our chief executive officer or a majority of our board of directors;

         * a provision that special meetings of stockholders may only be called pursuant to a resolution approved by a majority of our entire board of directors;

         *  a prohibition against action by written consent of our stockholders;

         * a requirement that our board members may only be removed for cause and by an affirmative vote of at least 80% of the outstanding voting stock;

         * a requirement that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders;

         * a prohibition against certain business combinations with an acquirer of 15% or more of our common stock for three years after such acquisition unless the stock acquisition or the business combination is approved by our board prior to the acquisition of the 15% interest, or after such acquisition our board and the holders of two-thirds of the other common stock approve the business combination; and

         * a prohibition against our entering into some business combinations with interested stockholders without the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of voting stock.

         The existence of the stockholder rights plan and these provisions may deprive stockholders of an opportunity to sell our stock at a premium over prevailing prices. The potential inability of our stockholders to obtain a control premium could adversely affect the market price for our common stock.

WE ARE DEPENDENT ON KEY PERSONNEL.

         We are currently dependent upon the ability and experience of our executive officers and there can be no assurance that we will be able to retain all of such officers. The loss of one or more of the officers could have a material adverse effect on our operations. We also compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations.

         In December 2002, Arthur Brown announced he would retire as Chief Executive Officer effective in May 2003. Subject to formal board approval, we expect he will be succeeded by Phillips S. Baker, Jr. currently our President, Chief Operating Officer and Chief Financial Officer. Mr. Brown will remain as Chairman of the Board.

OUR CURRENT AND FUTURE CASH POSITION MAY NOT PROVIDE US WITH SUFFICIENT
LIQUIDITY.

         We had cash and cash equivalents at December 31, 2002, of approximately $19.5 million. In addition, in January 2003, we announced the completion of an underwritten public offering for 23.0 million shares of common stock, which resulted in net proceeds of approximately $91.2 million in cash to us.

         We believe cash requirements over the next twelve months will be funded through a combination of current cash, proceeds from the January 2003 public offering, future cash flows from operations, amounts available under existing loan agreements and/or future debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

Item 2. Properties

SILVER SEGMENT

THE LUCKY FRIDAY MINE

         Since 1958, we have operated the Lucky Friday mine (100% owned), a deep underground silver and lead mine located in the Coeur d'Alene Mining District in northern Idaho. The principal ore-bearing structure at the Lucky Friday mine through 1997 was the Lucky Friday vein, a fissure vein typical of many in the Coeur d'Alene Mining District. The orebody is located in the Revett Formation, which is known to provide excellent host rocks for a number of orebodies in the Coeur d'Alene District. The Lucky Friday vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday vein. The major part of the orebody has extended from the 1,200-foot level to and below the 6,020-foot level.

         During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. We control the Gold Hunter property under a long-term operating agreement that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter properties. We will be obligated to pay a royalty after we have recouped our costs to explore and develop the properties. As of December 31, 2002, unrecouped costs totaled approximately $32.6 million.

         The principal mining method at the Lucky Friday mine is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

         The ore produced from the mine is processed in a 1,100-ton-per-day conventional flotation mill. In 2002, ore was processed at a rate of approximately 525 tons per day. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2002, mill recovery totaled approximately 94% silver, 93% lead and 75% zinc. All silver, lead and zinc concentrate production during 2002 was shipped to Teck Cominco's smelter in Trail, British Columbia, Canada.

         In the fourth quarter of 2000, due to continuing low silver and lead prices, our management and board of directors deferred the decision to approve additional capital expenditures, which are needed to develop the next area of the mine, and recorded an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday mine plant, property and equipment. In 2001, due to low metals prices, we made the decision to reduce the level of mining activity at the Lucky Friday mine to approximately 30% of full production. During 2002, mining activity was approximately 50% of full production. We estimate that with minimal additional development the mine can sustain the lower production levels through 2004, as long as the cost of operating is less than putting the property on care and maintenance.

         Information with respect to the Lucky Friday mine's production, average cost per ounce of silver produced and Proven and Probable ore reserves for the past three years is set forth in the table below:

                                               Years
                           --------------------------------------------
Production                     2002             2001             2000
-------------------------  -----------      -----------      -----------
Ore milled (tons)             159,651          239,330          321,719
Silver (ounces)             2,004,404        3,224,373        5,011,507
Gold (ounces)                     206              415              537
Lead (tons)                    10,091           20,984           31,946
Zinc (tons)                     2,259            2,789            3,107

Average Cost per Ounce
of Silver Produced
-------------------------
Cash operating costs(1)    $     4.97      $      5.27       $     5.02
Total cash costs(1)        $     4.97      $      5.27       $     5.02
Total production costs(1)  $     5.49      $      6.05       $     5.83

Proven and Probable
Ore Reserves(2,3,4)          12/31/02         12/31/01         12/31/00
-------------------------   ----------       ----------       ----------
Total tons                         --               --        1,322,270
Silver (ounces per ton)            --               --             16.7
Lead (percent)                     --               --             10.7
Zinc (percent)                     --               --              1.4
Contained silver (ounces)          --               --       22,089,451
Contained lead (tons)              --               --          141,380
Contained zinc (tons)              --               --           18,546

--------------------------

     (1) Beginning in the fourth quarter of 2001, the Lucky Friday began a recalculation of costs per ounce which eliminated costs classified as care-and-maintenance. Approximately $0.4 million and $0.8 million, respectively, of costs were classified as care-and-maintenance in the fourth quarter of 2001 and for the year ended December 31, 2002, and included in the determination of the costs per ounce at Lucky Friday. Excluding the $0.4 million and $0.8 million, the cash operating, total cash and total production costs per ounce total $5.14, $5.14 and $5.92, respectively, for 2001, and $4.57, $4.57 and $5.09, respectively, for 2002.

     (2) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

     (3) Reserves are in-place material that incorporate estimates of the amount of waste which must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 93% for silver, 90% for lead and 50% for zinc.

     (4) As of December 31, 2002 and 2001, it was determined the Lucky Friday mineralized material did not meet all the criteria established for disclosure of reserves by the Securities and Exchange Commission's Industry Guide 7. At December 31, 2002, the estimated mineralized material included 1,082,000 tons with 13.2 ounces per ton silver, 8.5% lead and 1.7% zinc. At December 31, 2001, the estimated mineralized material included 1,205,180 tons with 14.2 ounces per ton silver, 9.4% lead and 1.6% zinc.

         Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. There were no final reclamation activities performed in 2002.

         The net book value of the Lucky Friday mine property and its associated plant and equipment was approximately $1.0 million as of December 31, 2002. At December 31, 2002, there were 86 employees at the Lucky Friday mine. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on June 16, 2003. Avista Corporation supplies electrical power to the Lucky Friday mine.

         For a description of a legal claim involving Lucky Friday mine, see
Part 1, Item 3 - Legal Proceedings.

THE GREENS CREEK MINE

         At December 31, 2002, we held a 29.73% interest in the Greens Creek mine, located on Admiralty Island, near Juneau, Alaska, through a joint-venture arrangement with Kennecott Greens Creek Mining Company (KGCMC), the manager of the mine, and Kennecott Juneau Mining Company (KJMC), both wholly owned subsidiaries of Kennecott Minerals. The Greens Creek mine is a polymetallic deposit containing silver, zinc, gold and lead.

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

         Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received access to approximately 7,500 acres of land with potential mining resources surrounding the existing mine. Production from new ore discoveries on the exchange lands will be subject to the federal royalties included in the land exchange agreement. The federal royalties are based on a defined calculation that is similar to the calculation of net smelter return and are equal to 0.75% or 3% of the calculated amount depending on the value of the ore extracted. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is escalated annually by the Gross Domestic Product until the year 2016.

         Currently, Greens Creek is mining approximately 2,000 tons per day underground from the 200 South, the Southwest and West ore zones. Ore from the underground trackless mine is milled at the mine site. The mill produces silver/gold dore and lead, zinc and bulk concentrates. The dore is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site. The Greens Creek mine uses electrical power provided by diesel-powered generators located on-site.

         The employees at the Greens Creek mine are employees of Kennecott Greens Creek Mining Company and are not represented by a bargaining agent. At December 31, 2002, our interest in the net book value of the Greens Creek mine property and its associated plant and equipment was approximately $57.0 million.

         The Greens Creek deposit consists of zinc, lead, and iron sulfides and copper-silver sulfides and sulfosalts with substantial contained silver and gold values. The deposit has a vein-like to blanket-like form of variable thickness. The ore is thought to have been laid down by an "exhalative" process (i.e., volcanic-related rifts or vents deposited base and precious metals onto an ocean floor). Subsequently, the mineralization was folded and faulted by multiple generations of tectonic events.

         Kennecott Greens Creek Mining Company's geology and engineering staff computes the estimated ore reserves for the Greens Creek mine with technical support from Rio Tinto Zinc. We review geologic interpretation and reserve methodology, but the reserve compilation is not independently confirmed by us in its entirety. Information with respect to our 29.73% share of production, average costs per ounce of silver produced and Proven and Probable ore reserves is set forth in the following table.

                                      Years (reflects 29.73% interest)
                              -----------------------------------------------
Production                       2002               2001               2000
-------------------------     ---------          ---------          ---------

Ore milled (tons)               218,072            195,646            184,178
Silver (ounces)               3,244,495          3,259,915          2,754,067
Gold (ounces)                    30,531             26,041             24,882
Zinc (tons)                      23,875             20,875             21,947
Lead (tons)                       8,200              7,394              7,484

Average Cost per Ounce
of Silver Produced
-------------------------

Cash operating costs          $    1.76          $    2.41          $    2.20
Total cash costs              $    1.81          $    2.41          $    2.20
Total production costs        $    4.28          $    4.79          $    4.87

Proven and Probable
Ore Reserves (1,2,3,4)        12/31/02           12/31/01           12/31/00
-------------------------     ---------          ---------          ---------

Total tons                    2,095,703          2,256,663          2,977,198
Silver (ounces per ton)            14.9               16.7               15.7
Gold (ounces per ton)              0.13               0.13               0.13
Zinc (percent)                     11.4               11.6               11.9
Lead (percent)                      4.2                4.6                4.4
Contained silver (ounces)    31,252,609         37,627,765         46,663,068
Contained gold (ounces)         268,603            299,456            396,891
Contained zinc (tons)           238,029            262,455            353,698
Contained lead (tons)            88,574            103,220            131,515

-------------------------
     (1) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

     (2) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades are expected to be 74% for silver, 64% for gold, 81% for zinc and 69% for lead.

     (3) The changes in reserves in 2002 versus 2001 were due to a) changes in forecast metals prices; b) reassessments of metal contents and expected mining recoveries of certain orebodies; and c) removal of some material from reserves until new reserve estimates and mining plans are completed in 2003. Proven and Probable reserves at the Greens Creek mine are based on average drill spacing of 50 to 100 feet. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $70 per short ton net smelter return to $100 per short ton net smelter return.

     (4) The changes in reserves in 2001 versus 2000 were due to production, downward revisions of reserves due to lower assumed metals prices and reassessment of reserves based on new drilling and a new mine plan for the Central West orebody.

THE SAN SEBASTIAN MINE

         The San Sebastian mine is located in the State of Durango, Mexico, and is 100% owned by us through a subsidiary, Minera Hecla. The mine is 56 miles northeast of the city of Durango on concessions acquired through our acquisition of Monarch Resources Investments Limited in 1999. The processing plant is located near Velardena, Durango, Mexico, and was acquired in April 2001. Concession holdings cover over 100-square miles including the mine site and multiple outlying active exploration areas.

         Ore production during 2001 consisted of surface mining and bulk sampling from four vein systems and underground mine development of the Francine vein. Underground development started in May 2001, and surface mining ceased during the fourth quarter of 2001. Limited underground ore production from development started in September and increased gradually as stopes were developed during the remainder of 2001. Underground mining production reached full production (approximately 450 short tons per day) during the second quarter of 2002. The current mine plan for the Francine vein produces ore through 2004 and into the first quarter of 2005. Exploration is active on the Francine vein and other nearby vein systems to expand ore reserves.

         San Sebastian is a high-grade silver mine with significant gold credits. Several epithermal veins exist within the San Sebastian Valley and in the mine area. Known veins include the Francine vein, Profesor vein, Middle vein and North vein systems. These veins are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation.

         Our Cerro Pedernalillo exploration project, located about six kilometers from the Francine vein, has discovered three veins covering more than
1.5 kilometers in length. Our Cerro Pedernalillo drilling project has intersected significant ore values, with approximately 28% of the drill intercepts in the Don Sergio vein above mine cutoff grade over a two-meter horizontal width.

         The Francine vein strikes northwest and dips southwest and is located on the southwestern limb of a doubly plunging anticline. The Francine vein ranges in true thickness from more than 4.0 meters to less than 0.5 meters and consists of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. The vein is oxidized to a depth of approximately 100 vertical meters and the wall rocks contain an alteration halo of less than 2 meters next to the vein. Mineralization within the oxidized portion of the vein contains limonite, hematite, silver halides and various copper carbonates. Higher-grade gold and silver mineralization is associated with disseminated hematite and limonite after pyrite and chalcopyrite, copper carbonates including malachite and azurite and hydrous copper silicates including chrysocolla. Native gold occurs associated with hematite and limonite. Mineralization in the sulfide portion of the Francine vein contains pyrite, chalcopyrite, sphalerite, galena, native silver, argentite and trace amounts of aguilarite.

         Access to the underground workings is through a ramp from the surface connecting one or more levels, excavated at a -15% grade. Ore is mined by cut-and-fill stoping. Ore is extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Subeconomic material is used to backfill and stabilize mined-out stopes. Electric power is purchased from Comision Federal de Electridad (federal electric company). Water is supplied from mine dewatering or hauled from a local reservoir. A conversion from contractor mining to owner mining began in late January 2003.

         Ore is hauled in trucks by a contractor to the processing plant. The process plant is a conventional leach / counter-current decantation / Merrill Crowe precipitation circuit. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is then clarified, deaerated and zinc dust added to precipitate silver and gold which is recovered in plate and frame filters. Precipitate is dried and then shipped to a third-party refiner. Commencing in the fourth quarter of 2002, over one-half of the precipitate has been refined into dore before being shipped to a third-party refiner.

         The plant was constructed in 1994 and is capable of processing approximately 550 short tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory and various offices. Electric power is purchased from Comision Federal de Electridad (federal electric company).

         At December 31, 2002, the net book value of the San Sebastian mine property and its associated plant and equipment was $8.1 million. Capital improvements were approximately $1.8 million during 2002 and included a modern tailings disposal facility, leach circuit expansion, CIC (carbon in column) scavenger recovery circuit and refinery improvements.

         As of December 31, 2002, reclamation and closure accruals of $1.0 million have been established.

         For a description of a legal claim relating to our Velardena mill, see
Note 8 of Notes to Consolidated Financial Statements.

         At December 31, 2002, there were 136 hourly and 46 salaried employees at the San Sebastian mine and Velardena mill. The National Mine and Mill Workers Union represents process plant hourly workers at San Sebastian. Under Mexican labor law, wage adjustments are negotiated annually and other contract terms every two years. The contract is due for negotiation of wages in July 2003 and for wages and other terms in July 2004.

         Information with respect to the San Sebastian mine's production, average cost per ounce of silver produced and Proven and Probable ore reserves are set forth in the table below.

                                         Year            Year
                                      ----------      ----------
         Production                      2002            2001
         --------------------------   ----------      ----------

         Ore milled (tons)               156,532          69,779
         Silver (ounces)               3,432,394         950,002
         Gold (ounces)                    41,510          15,983

         Average Cost per Ounce
         of Silver Produced (1)
         --------------------------

         Cash operating costs         $     0.91      $     1.64
         Total cash costs             $     1.09      $     1.81
         Total production costs       $     2.06      $     2.89

         Proven and Probable
         Ore Reserves (2,3,4)          12/31/02        12/31/01
         --------------------------   ----------      ----------

         Total tons                      369,556         304,222
         Silver (ounces per ton)            23.7           28.20
         Gold (ounces per ton)              0.24            0.30
         Contained silver (ounces)     8,761,109       8,579,060
         Contained gold (ounces)          88,269          91,267

         --------------------------
           (1) The low costs per silver ounce during 2002, compared to 2001, are due in part to significant by-product credits from increased gold production. Costs per ounce amounts are calculated pursuant to standards of the Gold Institute. For the years ended December 31, 2002 and 2001, gold by-product credits were approximately $3.76 per silver ounce and $4.61 per silver ounce, respectively.

           (2) For Proven and Probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.

           (3) Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades are expected to be approximately 90% for gold and 91% for silver. Payable recoveries by smelters and refiners for precipitate sales of gold and silver produced are expected to be 97.0% for silver and 98.5% for gold. Payable recoveries by smelters and refiners for dore sales of gold and silver produced are expected to be 99.75% for silver and 99.50% for gold. Proven and Probable reserves at the San Sebastian mine are based on drill spacing of 35 meters. Cutoff grade assumptions are developed based on a gold price of $280 and a silver price of $4.50, anticipated mill recoveries, royalties and cash operating costs. Cutoff grades at San Sebastian are $34 per tonne net production value.

           (4) The increase in Proven and Probable ore reserves from 2001 to 2002 is the result of: a) incorporation of new definition drilling information in the estimate of reserves; and b) a new mine plan.

GOLD SEGMENT

THE LA CAMORRA MINE

         The La Camorra mine is located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. It is 100% owned by us through a Venezuelan subsidiary, Minera Hecla Venezolana, C.A., and has been a producing mine for us since October 1999. We acquired the La Camorra mine in June 1999 with the acquisition of Monarch Resources Investments Limited (Monarch).

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

         In 1998, a core drilling program was initiated by Monarch to test the depth extension of the ore zones below the 400-meter level. We believe the results of that program, and subsequent drill programs we have carried out, confirm that ore-grade mineralization extends to depths below the levels to which the current mine reserves have been delineated.

         In 2002, a mid-level core drilling program was undertaken to explore and define ore between the 400- and 500-meter levels within the mine. Based upon this drill program, a further deep drill program began in December 2002 to explore the Main and Betzy veins at depths down to the 575-meter level.

         In addition, we control nine other exploration concessions near the La Camorra mine, encompassing 8,000 hectares. Exploration drilling was conducted on two of these concessions during 2002, Isbelia and Canaima. Work was concentrated at Canaima to undertake a prefeasibility diamond drill program and a hydrogeological and geotechnical investigation, which continued at year end.

         Access to the underground workings at the La Camorra mine is through a ramp from the surface connecting one or more levels, excavated at a -15% grade. Ore is mined primarily by longhole stoping. Ore is extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks. Subeconomic material is used to backfill and stabilize mined-out stopes. The mine is currently producing over 500 tons of ore per day.

         The process plant uses a conventional carbon-in-leach process. The ore is crushed with a three-stage system consisting of a primary jaw crusher with secondary and tertiary cone crusher with a multi-deck vibrating screen. The grinding circuit includes a primary and a secondary ball mill. The ground ore is mixed with a cyanide solution and clarified, followed by countercurrent carbon-in-leach gold adsorption. The carbon is then stripped and the gold recovered and poured into gold bars for shipment to a refiner. Mill recovery averages over 95%.

         The plant was constructed in 1994 and is capable of processing approximately 600 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. We also share a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state-owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2002, the net book value of the La Camorra mine property and its associated plant and equipment was approximately $20.3 million.

         Our reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include regrading and revegetation of disturbed areas. A reclamation and closure accrual of $1.3 million was established as of December 31, 2002.

         At December 31, 2002, there were 346 hourly and 41 salaried employees at our La Camorra gold mine, most of whom are represented by the Mine Workers Union. The contract with respect to La Camorra will expire in March 2004.

         Information with respect to the La Camorra mine's production, average costs per ounce of gold produced and Proven and Probable ore reserves is set forth in the table below.

                                                   Year
                              -----------------------------------------------
Production                       2002               2001               2000
-------------------------     ---------          ---------          ---------

Ore processed (tons)            194,960            163,139            138,216
Gold (ounces)                   167,386            152,303            92,848

Average Cost per Ounce
of Gold Produced
-------------------------

Cash operating costs          $     137          $     133          $     188
Total cash costs              $     137          $     133          $     188
Total production costs        $     206          $     200          $     246


Proven and Probable
Ore Reserves(1,2,3)            12/31/02           12/31/01           12/31/00
-------------------------     ---------          ---------          ---------

Total tons                      453,224            482,238            591,464
Gold (ounces per ton)             0.910              0.867              0.634
Contained gold (ounces)         412,332            418,050            375,200

-------------------------

         (1) For Proven and Probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.

         (2) The decrease in tons of Proven and Probable ore reserves in 2002 compared to 2001 is due to the depletion of reserves by mining, subsequently offset by the addition of new reserves based on new diamond drilling below the current mining front. Proven and Probable ore reserves at the La Camorra mine are based on drill spacing of 30 to 50 meters and closely spaced chip sample information. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs. The cutoff grade at La Camorra is 8 grams per tonne.

         (3) The decrease in tons of Proven and Probable ore reserves in 2001 compared to 2000 is due to mining, offset by: 1) conversion of mineralization to reserves based on new development and drilling; and 2) addition of newly delimited mineralization from development and drilling to reserve. Ore grade and contained metal improvements in reserve are attributable to a change in reserve methodology in 2001 compared to 2000 based on very favorable mill/model reconciliation and operations experience with the orebodies.

DISCONTINUED OPERATIONS

         During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to reduce debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. At that time, our principal industrial minerals assets consisted of ball clay operations in Kentucky, Tennessee and Mississippi; kaolin operations in South Carolina and Georgia; feldspar operations in North Carolina; a clay slurry plant in Monterrey, Mexico; and specialty aggregate operations (primarily scoria) in southern Colorado. We conducted these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company, which operated our ball clay and kaolin divisions; (2) K-T Feldspar Corporation, which operated the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V., which operated the clay slurry plant business; and (4) MWCA, Inc., which operates our specialty aggregate business. Based upon the 2000 decision to sell the industrial minerals segment, our Consolidated Financial Statements reflect the industrial minerals segment as a discontinued operation.

         On March 27, 2001, we completed a sale of Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V. and certain other minor industrial minerals companies (collectively the K-T Group), transferring all of our interest in each of the companies subject to the agreement. We completed a sales transaction for the Mountain West Products division of MWCA in March 2000. We completed a sale of the landscape operations of the Colorado Aggregate division of MWCA in June 2000. On March 4, 2002, we completed a sale of the pet operations of the Colorado Aggregate division of MWCA. Our management is currently evaluating its available options with regard to the remaining minor portion of the industrial minerals segment.

NONOPERATING PROPERTIES

HOLLISTER DEVELOPMENT BLOCK

         In August 2002, we, through our wholly owned subsidiary, Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (Great Basin), concerning exploration, development and production on an area of Great Basin's Ivanhoe high-grade gold property, which is referred to as the Hollister Development Block and is located on the Carlin Trend in Nevada. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. We estimate the cost to achieve our 50% interest in the Hollister Development Block to be approximately $21.8 million. Upon earn-in, we will operate the mine. For additional information relating to the Hollister Development Block, see Note 4 of Notes to Consolidated Financial Statements. The Hollister Development Block is defined by a 6,000-foot by 7,000-foot project boundary (964 acres) within a large claim block held by Great Basin. The area was a producer of mercury around the turn of the century, and later a producer of gold. The most recent operation was the Hollister mine, consisting of a pair of open-pits and an associated heap-leach facility, operated from 1990 through 1996. Located on the northwestern extension of the Carlin Trend, the nearest active mining operations are the Dee mine, located 8 miles to the southeast, and the Ken Snyder mine, located 12 miles to the northwest. The nearest major population centers are the towns of Battle Mountain, approximately 38 miles southwest, and Elko, approximately 47 miles to the southeast.

         The underground exploration project will consist of approximately 6,500 feet of decline, cross-cuts and diamond drill stations, a minimum of approximately 2,500 feet of exploration and bulk sampling on different veins within the system, and approximately 40,000 feet of diamond drilling from underground locations. The exploration project will take place out of the existing East Hollister pit, thereby restricting surface impacts to areas previously disturbed.

         Plans for 2003 include applications for all operating permits, construction of the surface support facilities and a drive of the initial 500-foot decline.

BLOCK B

         In March 2002, we acquired the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar from CVG-Minerven (a Venezuelan government-owned gold mining company) through March 2023. Block B is a seven-square-mile property position in the prolific El Callao gold mining district. The area's mining history dates back to the 1800s and contains many historic mines including the Chile, Laguna and Panama mines, which collectively produced over 1.6 million ounces of gold between 1921 and 1946.

         Pursuant to the lease agreement, we paid CVG-Minerven $500,000 in September 2002. In March 2003, an additional payment of $1.25 million will be required, with a final payment of $1.0 million due in September 2003. We will also pay CVG-Minerven a royalty of 2% to 3% (depending on the gold price) on production from Block B.

         The El Callao area is accessed by the International Highway from Puerto Ordaz, on the south side of the River Orinoco, on a maintained, asphalt highway that runs through to Santa Elena on the Brazilian border. Overall good infrastructure exists and a 115 kw electricity supply feeds the area dominantly inhabited by small-scale underground miners. The population of El Callao is approximately 15,000 people.

         Geologically, the gold is found in shear-zone hosted quartz veins and stockworks hosted by Archean to Proterozoic greenstones composed of andesitic to basaltic lavas. Gold occurs as free gold in quartz and is also commonly associated with coarse-grained pyrite.

         Exploration has begun in the Chile vein system known to host high-grade gold mineralization. The Chile mine itself was an important gold producer that produced more than 550,000 ounces of gold at an average grade of over one ounce per ton. Since the mine shutdown in the 1940s, two phases of exploration drilling were undertaken, one in the 1960s and a more recent drill testing in 1998 that encountered high grades west of the old mine.

         Based upon this information, we have planned a detailed exploration drilling campaign of two phases, Phase I, a 35-hole program for 9,100 meters to confirm the existing information, and Phase II, a 15-hole program for 3,900 meters to in-fill and expand on the results of the Phase I program. Total budgeted expenditure for these phases of exploration drilling will be approximately $1.9 million. As of December 31, 2002, 17 holes of Phase I have been drilled for a completed total of 3,932 meters of diamond drilling. Depending on the results of the drilling, we will commence a feasibility study for the development of a ramp.

THE ROSEBUD MINE

         The Rosebud gold mine, in which we have a 50% interest, is located in the Rosebud Mining District, in Pershing County, Nevada. The Rosebud property consists of a 100% interest in three patented lode-mining claims and 125 unpatented lode-mining claims. The Rosebud mine may be reached from Winnemucca, Nevada, by traveling west a distance of approximately 58 miles on an all-weather gravel road.

         In June 2000, we announced, together with Newmont Gold Company, which holds the remaining 50% interest in the mine, the planned closure of the Rosebud mine when it was recognized that production would cease during the third quarter. Mining activity was completed in July 2000, and milling activity was completed in August of 2000.

         The Rosebud property has been reclaimed per the closure plan approved by the Nevada Department of Environmental Protection. Revegetation on the property will be monitored for the next three to five years, after which the property will completely revert back to the public domain under the U.S. Bureau of Land Management.

THE GROUSE CREEK MINE

         The Grouse Creek gold mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mining at Grouse Creek began in late 1994 and ended in April 1997 due to higher-than-expected operating costs and less-than-expected operating margins, primarily because the ore occurred in thinner, less continuous structures than had been originally expected.

         We recorded a write-down of the mine's carrying value totaling $97.0 million in 1995. We recorded further adjustments in 1996 for future severance, holding, reclamation and closure costs totaling $22.5 million, and adjustments to the carrying value of property, plant and equipment, and inventories totaling $5.3 million.

         Following completion of mining in the Sunbeam pit in April 1997, we placed the Grouse Creek mine on a care-and-maintenance status. During the care-and-maintenance period, reclamation was undertaken to prevent degradation of the property. During 1997, the milling facilities were mothballed and earthwork completed to contain and control surface waters. In 1998, an engineered cap was constructed on the waste rock storage facility and modifications were made to the water treatment facility. In 1999 and 2000, activities included further work on the waste rock storage facility cover and continued work controlling surface waters.

         We increased the reclamation accrual by $23.0 million in 1999 due to anticipated changes to the closure plan, including increased dewatering requirements and other expenditures. The changes to the reclamation plan at Grouse Creek were necessitated principally by the need to dewater the tailings impoundment rather than reclaim it as a wetland as originally planned.

         In May 2000, we notified state and federal agencies that the Grouse Creek property would proceed to a permanent suspension of operations. We signed an agreement with the State of Idaho and a voluntary administrative order on consent with the U.S. Forest Service and U.S. Environmental Protection Agency in which we agreed to dewater the tailings impoundment, complete a water balance report and monitoring plan for the site and complete certain studies necessary for closure of the tailings impoundment. A work plan for final reclamation and closure of the tailings impoundment is to be submitted by us no later than one year prior to estimated completion of the tailings impoundment dewatering.

         We increased the reclamation accrual by $10.2 million in 2000 based upon updated cost estimates in accordance with AICPA Statement of Position 96-1 "Environmental Remediation Liabilities," due to the requirements of the administrative order on consent. During 2001, our activities focused on further containment of surface and subsurface water along with development of a dewatering plan for the tailings impoundment. The reclamation and closure cost accrual for the Grouse Creek mine totaled $27.4 million as of December 31, 2002, although it is possible that the estimate may change in the future due to the assumptions and estimates inherent in the accrual.

THE REPUBLIC MINE

         The Republic gold mine is located in the Republic Mining District near Republic, Washington. In February 1995, we completed operations at the Republic mine and have been conducting reclamation work in connection with the mine and mill closure. In August 1995, we entered into an agreement with Newmont to explore and develop the Golden Eagle deposit on the Republic mine property. Echo Bay acquired Newmont's interest in 2000 and has been conducting a limited exploration program on the project.

         At December 31, 2002, the accrued reclamation and closure costs balance totaled $2.4 million, although it is possible that the estimate may change in the future due to the assumptions and estimates inherent in the accrual. Reclamation and closure efforts continued in 2002.

         The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 2002.

Item 3. Legal Proceedings

         For a discussion on our legal proceedings, see Note 8 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

         Executive Officers of the Registrant

         Reference is made to the information set forth in Part III, Item 10 of this Form 10-K, which is incorporated by reference into this Part I.

                                     Part II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

        (a) (i) Shares of our common stock are traded on the New York Stock Exchange, Inc.

            (ii) The intraday price range of our common stock on the New York
                 Stock Exchange for the past two years was as follows:

                                     First      Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------
                 2002 - High        $ 1.99      $ 5.90      $ 5.20      $ 5.45
                      - Low         $ 0.90      $ 1.90      $ 2.20      $ 2.96
                 2001 - High        $ 1.00      $ 1.70      $ 1.26      $ 1.27
                      - Low         $ 0.50      $ 0.66      $ 0.78      $ 0.77

        (b) As of December 31, 2002, there were 8,584 shareholders of record of the Common Stock.

        (c) We have not declared or paid any cash dividends on our capital stock or other securities for several years and do not anticipate paying any cash dividends in the foreseeable future. We are currently restricted from paying dividends on our common stock or repurchasing common stock until such time as we have paid the cumulative dividends on our Series B preferred stock. In addition, we have entered into loan documents that constrain our ability to pay dividends on our common stock or repurchase our common stock. At December 31, 2002, the cumulative dividend for the preferred stock was $6.6 million.

         (d) In August 2001, we sold 5,749,883 authorized but unissued shares of our common stock to Copper Mountain Trust Company, trustee for the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the benefit plans). These shares were issued pursuant to a private placement stock purchase agreement and not registered under the Securities Act of 1933. The shares were listed on the New York Stock Exchange.

               In January 2003, we filed a Registration Statement with the Securities and Exchange Commission covering 3,394,883 shares of our common stock, including 1,394,883 common shares held by the benefit plans. Also, in January 2003, we completed a public offering that included the registration and sale of 2.0 million shares owned directly by the benefit plans. Net proceeds realized from the sale totaled approximately $8.0 million for the benefit plans.

               On August 2, 2002, through our wholly owned subsidiary Hecla Ventures Corporation, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (Great Basin). Pursuant to the agreement, Great Basin was issued a warrant to purchase 2,000,000 shares of our common stock as of the date of execution of the Earn-In Agreement. The warrant is exercisable on or before August 1, 2004, at $3.73 per share, but has not yet been exercised. The beneficial owner of the warrant to purchase our common stock is Great Basin. In the event that we elect to conduct certain development activities, Great Basin will receive an additional warrant to purchase 1,000,000 shares of common stock, at the future current market value, and, upon completion of development activities, Great Basin will receive a final warrant to purchase 1,000,000 shares of our common stock at the future current market value.

               On June 13, 2002, we offered holders of our Series B preferred stock the opportunity to exchange each of their preferred shares for seven shares of our common stock. As a result of the completed exchange offer, 1,546,598 shares, or 67.2%, of the total number of preferred shares previously outstanding (2.3 million), were validly tendered and exchanged into 10,826,186 shares of common stock. The shares exchanged were not registered with the Securities and Exchange Commission under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9).

               Previously undeclared and unpaid preferred stock dividends of $11.2 million were eliminated and the $8.0 million annual cumulative preferred dividends that have historically been included in income (loss) applicable to common shareholders will be reduced to approximately $2.6 million beginning in 2003. During the third quarter of 2002, we incurred a noncash dividend charge of approximately $17.6 million, which represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock.

         (e) The following table provides information as of December 31, 2002, regarding our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

                                          Number of Securities To       Weighted-Average          Number of Securities
                                          Be Issued Upon Exercise        Exercise Price          Remaining Available For
                                          of Outstanding Options,    of Outstanding Options,      Future Issuance Under
                                            Warrants and Rights        Warrants and Rights      Equity Compensation Plans
                                          -----------------------    -----------------------    -------------------------
 Equity Compensation Plans Approved
    by Security Holders:

    1995 Stock Incentive Plan                         2,801,670                    $ 3.99                    2,192,581
    Stock Plan for Nonemployee
      Directors                                          96,837                       N/A                      849,589
    Key Employee Deferred Compensation
      Plan                                                6,740                    $ 3.58                    5,993,260

 Equity Compensation Plans Not Approved
    by Security Holders                                      --                        --                           --
                                          -----------------------    -----------------------    -------------------------
 Total                                                2,905,247                    $ 3.86                    9,035,430
                                          =======================    =======================    =========================

         See Notes 9 and 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

Item 6. Selected Financial Data

         The following table sets forth selected historical consolidated financial data for each of the years ended December 31, 1998 through 2002, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to our Consolidated Financial Statements.

                                                                    Selected Financial Data
                                                      (dollars in thousands except for per share amounts)
                                                                    Years Ended December 31,
                                         --------------------------------------------------------------------------------
                                             2002             2001             2000            1999(1)           1998
                                         ------------     ------------     ------------     ------------     ------------
Sales of products                        $    105,700     $     85,247     $     75,850     $     73,703     $     75,108
                                         ============     ============     ============     ============     ============

Income (loss) from continuing
   operations                            $     10,863     $     (9,582)    $    (84,847)    $    (43,391)    $     (4,674)
Income (loss) from discontinued
   operations(2)                               (2,224)          11,922            1,529            4,786            4,374
Net income (loss)                               8,639            2,340          (83,965)         (39,990)            (300)
Preferred stock dividends(3)                  (23,253)          (8,050)          (8,050)          (8,050)          (8,050)
Loss applicable to
   common shareholders(4)                $    (14,614)    $     (5,710)    $    (92,015)    $    (48,040)    $     (8,350)
                                         ============     ============     ============     ============     ============

Loss from continuing operations
   per common share                      $      (0.15)    $      (0.25)    $      (1.39)    $      (0.83)    $      (0.23)
                                         ============     ============     ============     ============     ============

Basic and diluted loss per
   common share                          $      (0.18)    $      (0.08)    $      (1.38)    $      (0.77)    $      (0.15)
                                         ============     ============     ============     ============     ============

Total assets                             $    160,141     $    153,116     $    194,836     $    268,357     $    252,062
                                         ============     ============     ============     ============     ============

Accrued reclamation and closure costs    $     49,723     $     52,481     $     58,710     $     49,325     $     29,753
                                         ============     ============     ============     ============     ============

Noncurrent portion of debt               $      4,657     $     11,948     $     10,041     $     55,095     $     42,923
                                         ============     ============     ============     ============     ============

Cash dividends paid per common
   share                                 $         --     $         --     $         --     $         --     $         --
                                         ============     ============     ============     ============     ============

Cash dividends paid per preferred
   share(3)                              $         --     $         --     $       1.75     $       3.50     $       3.50
                                         ============     ============     ============     ============     ============

Common shares issued                       86,187,468       73,068,796       66,859,752       66,844,575       55,166,728

Shareholders of record                          8,584            8,926            9,273            9,714           10,162

Employees                                         720              701            1,195            1,277            1,184

     (1) On January 1, 1999, we changed our method of accounting for start-up costs in accordance with AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities." The impact of this change in accounting principle related to unamortized start-up costs associated with our 29.73% interest in the Greens Creek mine and resulted in a $1.4 million charge for the year ended December 31, 1999.

     (2) During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to reduce debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. As such, the industrial minerals segment has been recorded as a discontinued operation as of and for each of the five years in the period ended December 31, 2002. As of December 31, 2001 and 2000, only, the balance sheets have been reclassified to reflect the net assets of the industrial minerals segment as a discontinued operation.

     (3) As of December 31, 2002, we have not declared or paid $6.6 million of Series B preferred stock dividends. However, since the dividends are cumulative, they continue to be reported in determining the income
         (loss) applicable to common stockholders, but are excluded in the amount reported as cash dividends paid per preferred share. We completed an offer to acquire all of our currently outstanding Series B preferred stock in exchange for newly issued shares of our common stock on July 25, 2002. A total of 1,546,598 shares, or 67.2%, of the total number of Series B preferred shares outstanding were validly tendered and exchanged into 10,826,186 shares of our common stock. During the third quarter of 2002, we incurred a non-cash dividend of approximately $17.6 million related to the completed exchange offering. The $17.6 million dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders' equity as the offset was an increase in common stock and surplus. As a result of the completed exchange offering, the total of cumulative preferred dividends is $23.3 million for the year ending December 31, 2002. In 2003, the $8.0 million annual cumulative preferred dividends that have historically been included in income (loss) applicable to common shareholders will be reduced to approximately $2.6 million. The completed exchange offering also eliminated $11.2 million of previously undeclared and unpaid preferred stock dividends.

    (4) After recognizing a $2.2 million loss from discontinued operations and $23.3 million in preferred stock dividends, our loss applicable to common stockholders for the year ended December 31, 2002, was approximately $14.6 million, compared to a loss of $5.7 million in 2001, after recognizing $11.9 million in income from discontinued operations, due to a gain of $12.7 million on the sale of the majority of our industrial minerals assets, and $8.0 million in preferred stock dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING AND OTHER STATEMENTS

         STATEMENTS MADE IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK WHICH ARE NOT HISTORICAL FACTS, SUCH AS ANTICIPATED PAYMENTS, LITIGATION OUTCOME, PRODUCTION, SALES OF ASSETS, EXPLORATION RESULTS AND PLANS, COSTS, PRICES OR SALES PERFORMANCE ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED, ANTICIPATED, EXPECTED OR IMPLIED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: METALS PRICE VOLATILITY, VOLATILITY OF METALS PRODUCTION, EXPLORATION RISKS AND RESULTS AND PROJECT DEVELOPMENT RISKS. WE UNDERTAKE NO OBLIGATION AND HAVE NO INTENTION OF UPDATING FORWARD-LOOKING STATEMENTS.

         A 112-year-old company, we have long been known as a precious metals producer and are involved in the mining, processing, development and exploration of silver, gold, lead and zinc. We are operated and organized into two segments, silver and gold, and have a small industrial minerals subsidiary. One operating property is included in the gold segment and three are included in the silver segment. The following table presents sales of products and gross profit (loss) by segment for the years ended December 31 (in thousands):

                                          2002         2001         2000
                                       ---------    ---------    ---------
Sales of products:
        Silver                         $  56,404    $  43,795    $  44,277
        Gold                              49,296       41,452       31,573
                                       ---------    ---------    ---------
          Total sales                  $ 105,700    $  85,247    $  75,850
                                       =========    =========    =========

Gross profit (loss):
        Silver                         $   7,066    $  (7,474)   $  (5,227)
        Gold                              16,649       12,193         (102)
                                       ---------    ---------    ---------
          Total gross profit (loss)    $  23,715    $   4,719    $  (5,329)
                                       =========    =========    =========

         During 2002, we produced more silver and gold than at any time in our history, while continuing to maintain low costs of production. During 2002, we produced approximately 8.7 million ounces of silver at an average total cash cost of $2.25 per ounce and approximately 240,000 ounces of gold, 167,000 ounces of which were produced in our gold segment at an average total cash cost of $137 per ounce. Our silver and gold cash costs per ounce are net of by-product credits from other metals produced at those mines. Although we are positively impacted by increases in metals prices, our recent efforts to reduce costs of operations, improve production, increase our cash position and reduce debt enhance our ability to operate even in precious metals price environments at levels below those of the past several years.

         In March 2002, we announced we had been awarded the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar by CVG-Minerven (a Venezuelan government-owned gold mining company). Block B is a 1,795-hectare land position in the historic El Callao gold district that includes the historic Chile, Laguna and Panama mines, which produced over 1.5 million ounces of gold between 1921 and 1946. Pursuant to the agreement with CVG-Minerven, we paid CVG-Minerven $500,000 in September 2002. In March 2003, an additional payment of $1.25 million will be required, with a final payment of $1.0 million due September 2003. Additionally, we will also pay CVG-Minerven a sliding scale royalty of 2% to 3% (depending on the gold price) on production from Block B.

         On June 13, 2002, we offered to holders of our Series B preferred stock to exchange each of their preferred shares for seven shares of our common stock. Holders of the preferred stock were offered the opportunity to exchange their shares at a higher rate in order to limit the impact of the dividend arrearages and to eliminate the liquidation preferences for converted preferred shares. The dividend arrearages have the effect of preventing us from paying any dividends on common stock and allowed the holders of preferred stock to elect two directors to our board of directors. The arrearages may hinder our ability to raise capital or negotiate third-party mergers and acquisitions, and may adversely affect the market value of our common and preferred stock. In addition, we believed the prospect of not receiving future dividends might be untenable to our preferred holders and that they should have the opportunity to exchange their shares for a more actively traded security.

         As a result of the completed exchange offer, 1,546,598 shares, or 67.2%, of the total number of preferred shares previously outstanding (2.3 million), were validly tendered and exchanged into 10,826,186 shares of common stock. Also as a result of the offering, the $8.0 million annual cumulative preferred dividends that have historically been included in income (loss) applicable to common shareholders will be reduced to approximately $2.6 million beginning in 2003. Additionally, $11.2 million of previously undeclared and unpaid preferred stock dividends were eliminated. During the third quarter, we incurred a non-cash dividend charge of approximately $17.6 million, which represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock.

         On August 2, 2002, we, through our wholly owned subsidiary, Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (Great Basin), concerning exploration, development and production on Great Basin's Hollister Development Block gold property, located on the Carlin Trend in Nevada. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. We estimate the cost to achieve our 50% interest in the Hollister Development Block to be approximately $21.8 million. Upon earn-in, we will operate the mine. For additional information relating to the Hollister Development Block, see Note 4 of Notes to Consolidated Financial Statements.

         In January 2003, we completed an underwritten public offering of 23.0 million newly issued shares of our common stock. The public offering also included 2.0 million shares held by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the benefit plans). We received net proceeds from the offering totaling approximately $91.2 million, which will be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. Our benefit plans realized net proceeds of approximately $8.0 million from the sale of the 2.0 million shares included in the public offering.

         We also filed a Registration Statement with the Securities and Exchange Commission covering 1,394,883 shares of our common stock held by the benefit plans and 2,000,000 shares of our common stock issuable upon exercise of warrants issued to Great Basin Gold Ltd. (Great Basin) pursuant to an Earn-in Agreement discussed in Note 4 of Notes to Consolidated Financial Statements. The Registration Statement became effective in January 2003.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements.

REVENUE RECOGNITION

         Sales of metals products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current spot metals prices. Due to the time elapsed from the transfer to the smelter and the final assay settlement with the smelter (generally three months), we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted monthly until final settlement at month-end metals prices. If there was a significant variance in estimated metals prices or assays compared to the final actual metals prices and assays, our monthly results of operations could be affected. Sales of metal in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

         Changes in the market price of metals significantly affect our revenues, profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, central bank sales, the relative exchange rate of the U.S. dollar, purchases and lending, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because a significant portion of our revenues is derived from the sale of silver, gold, lead and zinc, our earnings are directly related to the prices of these metals. If the market price for these metals falls below our total production costs, we will experience losses on such sales.

PROVEN AND PROBABLE ORE RESERVES

         On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at our mines which management believes can be recovered and sold at prices in excess of the total cost associated with extraction and processing the ore. Management's calculations of Proven and Probable ore reserves are based on in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.

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

         Declines in the market price of metals, as well as increased production or capital costs or reduced recovery rates, may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset such effects. If our realized price for the metals we produce, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

DEPRECIATION AND DEPLETION

         Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. The unit-of-production method is based on Proven and Probable ore reserves. As discussed above, our estimates of Proven and Probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion, amortization and reclamation accrual rates in future reporting periods.

IMPAIRMENT OF LONG-LIVED ASSETS

         Management reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from Proven and Probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

         Management's estimates of metals prices, recoverable Proven and Probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from our operating properties and the need for asset impairment write-downs.

ENVIRONMENTAL MATTERS

         When it is probable that such costs will be incurred and they are reasonably estimable, we accrue costs associated with environmental remediation obligations at the most likely estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. We periodically review our accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

         Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $49.7 million at December 31, 2002. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

RESULTS OF OPERATIONS

         The following table displays the actual silver and gold production (in thousand ounces) by operation for the years ended December 31, 2002, 2001 and 2000, and projected silver and gold production for the year ending December 31, 2003:

                             Projected                Actual
                               2003        2002        2001        2000
                             ---------   ---------   ---------   ---------
Silver ounce production:
        San Sebastian(1)       3,800       3,432         950          --
        Greens Creek(2)        3,300       3,245       3,260       2,754
        Lucky Friday           1,900       2,004       3,224       5,012
        Other sources(3)          --          --          --         233
                             ---------   ---------   ---------   ---------

Total silver ounces            9,000       8,681       7,434       7,999
                             =========   =========   =========   =========
Gold ounce production:
        La Camorra               150         167         152          93
        San Sebastian(1)          35          42          16          --
        Greens Creek(2)           30          31          26          25
        Other sources(3)          --          --           1          28
                             ---------   ---------   ---------   ---------
Total gold ounces                215         240         195         146
                             =========   =========   =========   =========

   (1) Production commenced in May 2001 at the San Sebastian mine.

   (2) Reflects our 29.73% portion.

   (3) Includes production from the Rosebud mine, which completed operations in the third quarter of 2000, and other sources.

         Total cash and total production costs, and average metals prices were as follows:

                                                         2002     2001     2000
                                                       -------  -------  -------
Average costs per ounce of silver produced:
        Total cash costs per ounce ($/oz.)(1,2)          2.25     3.57     4.02
        Total production costs per ounce ($/oz.)(1,2)    3.68     5.09     5.49

Average costs per ounce of gold produced:
        Total cash costs per ounce ($/oz.)(3)             137      133      211
        Total production costs per ounce ($/oz.)(3)       206      200      275

 Average Metals Prices:
        Silver-Handy & Harman ($/oz.)                    4.63     4.36     5.00
        Gold-Realized ($/oz.)                             303      280      284
        Gold-London Final ($/oz.)                         310      272      279
        Lead-LME Cash ($/pound)                         0.205    0.216    0.206
        Zinc-LME Cash ($/pound)                         0.353    0.402    0.512

        (1) For the years ended December 31, 2002 and 2001, approximately $0.8 million and $0.4 million, respectively, of costs were classified as care-and-maintenance costs and included in the determination of the cost per ounce at Lucky Friday. Excluding the care-and-maintenance costs, the total cash and total production costs per ounce total $2.16 and $3.59, respectively, during 2002, and $3.52 and $5.04, respectively, during 2001.

        (2) The lower costs per silver ounce during 2002, compared to 2001, are due in part to significant by-product credits from increased gold production in the silver segment calculated pursuant to standards of the Gold Institute.

        (3) Costs per ounce of gold are based on the gold produced by the gold segment only. Gold produced in the silver segment (San Sebastian and Greens Creek) is treated as a by-product credit in calculating silver costs per ounce.

         In 2000, we shipped approximately 1,078,000 tons of product from the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico (collectively the K-T Group), which included ball clay, kaolin and feldspar, as well as approximately 61,000 tons of specialty aggregates from the Colorado Aggregate division (CAC) of MWCA, Inc., and 130,000 cubic yards of landscape material from the Mountain West Products division (MWP) of MWCA, Inc. In 2001, we shipped approximately 261,000 tons from the industrial minerals group, including 20,000 tons from CAC. In 2002, we shipped approximately 10,000 tons from CAC.

         During 2000, in furtherance of our determination to focus operations on silver and gold mining and to raise cash to retire debt and provide working capital, our board of directors made the decision to sell the industrial minerals segment. During 2000, we sold substantially all of the assets of MWP and the landscape operations of CAC. In March 2001, we completed a sale of the K-T Group and certain other minor inactive industrial minerals companies. In March 2002, we completed a sale of the pet operations of CAC. Our management is currently evaluating its available options with regard to the remaining portion of the industrial minerals segment.

2002 COMPARED TO 2001

         For the years ended December 31, 2002 and 2001, respectively, we recorded net income, before preferred stock dividends, of approximately $8.6 million ($0.11 per common share) and $2.3 million ($0.03 per common share). Our net income for 2002 includes a loss from discontinued operations of approximately $2.2 million ($0.03 per common share), compared to income from discontinued operations of approximately $11.9 million ($0.17 per common share) during 2001. The income from discontinued operations in 2001 is principally due to a gain of $12.7 recognized on the sale of the K-T Group.

         For the years ended December 31, 2002 and 2001, respectively, we recorded losses applicable to common shareholders of approximately $14.6 million ($0.18 per common share) and $5.7 million ($0.08 per common share). Included in the losses applicable to common shareholders were preferred stock dividends of $23.3 million and $8.0 million in 2002 and 2001, respectively. The 2002 dividends include a non-cash dividend charge of approximately $17.6 million related to the completed preferred stock exchange offer.

SILVER OPERATIONS

         For the year ended December 31, 2002, the silver segment reported income from operations of $4.1 million compared to a loss from operations of $8.6 million during 2001. Sales of products increased by $12.6 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 67.4% during 2002 from 92.8% in 2001. The consolidated improvements in the silver segment primarily are a result of increased production from the lower cost San Sebastian mine, reduced production at the higher cost Lucky Friday mine, lower overall unit costs at the Greens Creek mine and higher average silver and gold prices, partly offset by lower average zinc and lead prices.

         For the year ended December 31, 2002, the San Sebastian mine, located in the State of Durango, Mexico, reported sales of $23.5 million compared to $7.8 million for the year ended December 31, 2001, a result of the commencement of operations in May 2001 with full production reached during the second quarter of 2002. During 2002, San Sebastian produced approximately 3.4 million ounces of silver and 42,000 ounces of gold, respectively, at a low total cash cost of $1.09 per silver ounce. The low cost per silver ounce is due in part to significant by-product credits from gold production. For the years ended December 31, 2002 and 2001, gold by-product credits were approximately $3.76 per silver ounce and $4.61 per silver ounce, respectively.

         The Greens Creek mine, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $23.3 million for the year ended December 31, 2002, as compared to $20.3 million during 2001, primarily due to increased mill throughput resulting in higher concentrate tons produced combined with better recoveries in the gravity circuit, leading to improved lead/silver/gold distributions. Our share of Greens Creek's silver production remained approximately the same at 3.2 million ounces, compared to 3.3 million ounces, for the years ended December 31, 2002 and 2001, while production of gold ounces and lead and zinc tons increased by approximately 17%, 11% and 14%, respectively. The total cash cost per silver ounce decreased from $2.41 during 2001 to $1.81 in 2002.

         The Lucky Friday mine, located in northern Idaho and a producing mine for us since 1958, reported sales of approximately $9.6 million for the year ended December 31, 2002, as compared to $15.7 million during 2001. The reduction in sales at the Lucky Friday mine is primarily due to the decision in October 2001 to reduce production due to low silver and lead prices.

         With minimal additional development, we estimate the Lucky Friday mine can sustain the lower production levels through 2004 and will continue to operate as long as the cost of operating is less than putting the property on care and maintenance. The total cash cost per silver ounce decreased from $5.27 in 2001 to $4.97 in 2002. For the years ended December 31, 2002 and 2001, approximately $0.8 million and $0.4 million, respectively, of costs were classified as care-and-maintenance costs and included in the determination of the costs per ounce at Lucky Friday. Excluding the care-and-maintenance costs, the total cash cost per ounce was $4.57 for 2002 and $5.14 for 2001. For the year ending December 31, 2002, production totaled approximately 2.0 million silver ounces and 10,000 tons of lead, as compared with total production for the year ended December 31, 2001, of 3.2 million silver ounces and 21,000 tons of lead, respectively.

GOLD OPERATIONS

         We currently operate the La Camorra mine, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. At the present time, La Camorra is our sole gold operating unit.

         Sales of product increased by $7.8 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 43.4% during the year 2002 from 46.8% in 2001. The improvement to sales, as well as to cost of sales and other direct production costs as a percentage of sales, during 2002 is primarily due to increased mine equipment availability and improvements to the crushing, milling and adsorption capacities, allowing for increases in tons milled and gold ounces produced. Also contributing to the improvements were increases in the average realized price of gold, which increased 8% during 2002 when compared to 2001.

CORPORATE MATTERS

         For the year ended December 31, 2002, we reported a net income tax benefit of approximately $2.9 million primarily due to the reversal of a valuation allowance in Mexico for existing net operating loss carryforwards of $3.0 million. The reversal of the valuation allowance was principally due to the performance of the San Sebastian mine and the existence of evidence the mine will be able to utilize existing net operating loss carryforwards in 2003 and 2004. During 2001, no income tax benefit or provision was recognized. For further information, see Note 6 in Notes to Consolidated Financial Statements.

         Provision for closed operations and environmental matters decreased $0.4 million (or 31%) during 2002, compared with 2001, primarily due to decreased expenditures relating to the Coeur d'Alene Basin litigation ($0.8 million), partly offset by a provision for future reclamation and other closure costs at various closed properties recognized during the third quarter of 2002 ($0.3 million).

         Exploration expense increased $3.7 million (170%) during 2002, compared to 2001, primarily due to increased exploration expenditures in Venezuela at the La Camorra mine and Block B concessions ($1.9 million); in Mexico at or near the San Sebastian mine ($1.1 million); at the Hollister Development Block in Nevada ($0.7 million); and at the Greens Creek mine in Alaska ($0.4 million). The increases in exploration are partially offset by lower miscellaneous project evaluation expenditures during 2002 ($0.2 million).

         Interest expense decreased $2.1 million (or 53%) in 2002, compared with 2001, primarily the result of repayment of a $55.0 million term loan facility in March 2001.

         Miscellaneous expense decreased $1.1 million (or 37%) during 2002, compared with 2001, primarily due to a foreign exchange gain ($0.9 million) in 2002, due to the devaluation of the Venezuelan bolivar and a positive foreign exchange variance in Mexico, as well as a pension curtailment adjustment in 2001 related to the Lucky Friday Pension Plan associated with the cutback in operations at the mine ($0.9 million). These positive factors are partially offset by accruals for tax offset bonuses on employee stock option plans ($0.7 million) and legal, consulting and accounting expenses regarding our preferred stock tender offer ($0.2 million) and various other corporate matters.

         Interest and other income decreased $1.6 million (or 47%) during 2002, compared with 2001, primarily due to decreased pension income ($1.9 million), offset by a positive mark to market adjustment on our outstanding gold lease rate swap ($0.3 million).

2001 COMPARED TO 2000

         We recorded a loss from continuing operations, before preferred stock dividends, of approximately $9.6 million, or $0.14 per common share, in 2001 compared to a loss from continuing operations, before an extraordinary charge and preferred stock dividends, of approximately $84.8 million, or $1.27 per common share, in 2000. After recognizing $11.9 million in income from discontinued operations and $8.1 million (which has not been declared or paid) in dividends to holders of our Series B preferred stock, our loss applicable to common shareholders for 2001 was approximately $5.7 million, or $0.08 per common share, compared to a loss of $92.0 million, or $1.38 per common share, in 2000 after recognition of $1.5 million in income from discontinued operations, a $0.6 million extraordinary charge for the write-off of debt issuance costs related to extinguished debt, and $8.1 million (only $4.0 million of which was declared or paid) in dividends to holders of our Series B preferred stock. Although we did not declare the dividends for the year 2001 and the third and fourth quarters of 2000, because these dividends are cumulative, the effects of the undeclared dividends are reflected in the loss applicable to common shareholders.

         During 2000, adjustments to the carrying value of mining properties totaled $40.2 million, including an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday mine property, plant and equipment. Additionally during 2000, we recorded adjustments of $4.4 million for properties, plants and equipment and supply inventory at the Rosebud mine and $4.7 million for previously capitalized development costs at the Noche Buena gold property. During 2001, there were no adjustments to the carrying value of mining properties.

      Our provision for closed operations and environmental matters decreased $18.7 million from $20.0 million in 2000 to $1.3 million in 2001. The reduction resulted principally from a decrease at the Grouse Creek mine and the Bunker Hill Superfund site of $17.8 million, primarily due to 2000 environmental and reclamation accruals for future environmental and reclamation expenditures.

SILVER OPERATIONS

         Sales of products decreased approximately $0.5 million from $44.3 million in 2000 to $43.8 million in 2001, primarily due to lower zinc and silver prices, lower production at the Lucky Friday mine ($7.4 million) and decreased hedging activities ($0.9 million) in the 2001 period. These factors were partly offset by increased sales at the San Sebastian mine, due to the commencement of operations in May 2001 ($7.8 million).

         Cost of sales and other direct production costs increased approximately $2.0 million, or 5.1%, from $38.7 million in 2000 to $40.7 million in 2001, primarily due to decreased cost of sales at the Lucky Friday mine ($5.3 million) resulting from decreased production of silver and lead, offset by increased cost of sales at the San Sebastian mine ($6.2 million) and increased cost of sales at the Greens Creek mine ($1.1 million) due to increased production. Cost of sales and other direct production costs as a percentage of sales increased from 87.4% in 2000 to 92.8% in 2001 primarily due to lower hedging revenues and lower profit margins due to lower silver and zinc prices.

         Depreciation, depletion and amortization decreased $0.2 million from $10.8 million in 2000 to $10.6 million in 2001, principally due to decreased depreciation at the Lucky Friday mine ($1.6 million), due to the write-down of assets in December 2000, offset by increased depreciation at the San Sebastian mine ($1.0 million), due to the commencement of operations in May 2001.

         Cash operating, total cash and total production cost per silver ounce decreased from $4.02, $4.02 and $5.49 in 2000 to $3.55, $3.57 and $5.09 in 2001,
respectively. The decreases in the cost per silver ounce were due primarily to the addition of the low-cost San Sebastian mine, which commenced operations in May 2001, and the positive impact of Greens Creek's increased silver production during 2001, resulting from a higher silver grade and increased tons mined. The full cost per ounce was also positively impacted by decreased per ounce depreciation at the Lucky Friday mine due to the write-down of the majority of property, plant and equipment in the fourth quarter of 2000. During the fourth quarter of 2001, approximately $0.4 million of costs were classified as care-and-maintenance costs and included in the determination of the cost per ounce at Lucky Friday. Excluding the $0.4 million in costs, the cash operating, total cash and total production costs per ounce total $3.49, $3.52 and $5.04, respectively, for 2001.

GOLD OPERATIONS

         Sales of products increased by approximately $9.9 million, or 31.3%, from $31.6 million in 2000 to $41.5 million in 2001, primarily a result of increased production at the La Camorra mine ($16.6 million), partly offset by the completion of mining activity at the Rosebud mine ($6.6 million) in the third quarter of 2000.

         Cost of sales and other direct production costs decreased approximately $5.0 million, or 20.5%, from $24.4 million in 2000 to $19.4 million in 2001, primarily due to decreased cost of sales at the Rosebud mine ($7.5 million), due to the completion of mining activity in the third quarter of 2000, offset by increased cost of sales from the La Camorra mine ($3.0 million) due to increased production.

         Cost of sales and other direct production costs as a percentage of sales decreased from 77.3% in 2000 to 46.8% in 2001. The change was due to increased production, increased gold ore grade and better efficiencies at the La Camorra mine and decreased production and sales at the Rosebud mine due to the completion of mining activity in 2000.

         Depreciation, depletion and amortization increased $2.6 million, or 36%, from $7.3 million in 2000 to $9.9 million in 2001, principally due to increased depreciation from the La Camorra mine due to increased production ($4.7 million), offset by decreased depreciation at the Rosebud mine ($2.0 million), due to the completion of mining activity in the third quarter of 2000.

         Cash operating, total cash and total production cost per gold ounce decreased from $208, $211 and $275 in 2000 to $133, $133 and $200 in 2001,
respectively. The decreases in cost per gold ounce were primarily attributable to increased gold production at the La Camorra mine, as well as the completion of mining activity in the third quarter of 2000 at the Rosebud mine.

DISCONTINUED OPERATIONS

         We recorded income from discontinued operations of approximately $11.9 million, or $0.17 per common share, in 2001 compared to income of approximately $1.5 million, or $0.02 per common share, in 2000. On March 27, 2001, we completed a sale of the K-T Group for $62.5 million, subject to customary post-closing adjustments, and recorded a gain of $12.7 million on the sale in 2001. Other factors contributing to the change include:

         - decreased sales of approximately $53.4 million, a direct result of the sale of the K-T Group ($47.8 million), as well as decreased shipments at the MWCA, Inc., group ($5.6 million) due to the sale of MWP in March 2000 and the landscape operation of CAC in June 2000;

         - decreased cost of sales of $47.0 million, directly due to the lower sales at the K-T Group and the partial sale of MWCA, Inc., during 2000;

         - decreased depreciation, depletion and amortization of $2.9 million, due to the sale of the K-T Group and the partial sale of MWCA, Inc., in 2000;

         -  a loss of $1.0 million on the sale of MWP in 2000; and

         - legal fees during 2001 associated with litigation concerning the failed sale for the K-T Group in January 2001 ($0.8 million).

CORPORATE MATTERS

         Exploration expense decreased $4.2 million, or 66%, from $6.3 million in 2000 to $2.1 million in 2001. This decrease is principally due to reduced exploration activity in Mexico ($1.4 million); decreased expenditures at the Rosebud mine ($1.3 million), due to completion of operations in the third quarter of 2000; and decreased expenditures at La Camorra and other South American countries ($0.8 million).

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

         Miscellaneous expense increased $1.1 million from $1.8 million in 2000 to $3.0 million in 2001, primarily due to a pension curtailment adjustment related to the Lucky Friday Pension Plan associated with the cutback in operations at the mine.

         An extraordinary charge of $0.6 million was recorded in 2000 to write off previously unamortized debt issuance costs associated with the extinguishment of debt.

FINANCIAL CONDITION AND LIQUIDITY

         Our financial condition improved during 2002, with a current ratio of
1.39 to 1 at December 31, 2002, compared to 0.99 to 1 at December 31, 2001. At December 31, 2002, we held cash and cash equivalents of $19.5 million, an increase of approximately $12.0 million from December 31, 2001. Additionally, in January 2003 we announced the completion of an underwritten public offering for
23.0 million shares of our common stock, which resulted in net proceeds of approximately $91.2 million.

         We believe cash requirements over the next twelve months will be funded through a combination of current cash, proceeds from the public offering completed in January 2003, future cash flows from operations, amounts available under existing loan agreements and/or future debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

         The table below presents our contractual obligations and commitments primarily with regards to payment of debt, certain capital expenditures and lease arrangements (in thousands):

                                                                       Payments Due By Period
                                                --------------------------------------------------------------------
     Contractual obligations                      2003        2004        2005        2006        2007       Total
                                                --------    --------    --------    --------    --------    --------
     Long-term debt                             $  7,296    $  2,332    $  1,366    $    959    $     --    $ 11,953

     Capital expenditure commitments(1)            2,250          --          --          --          --       2,250

     Operating lease commitments                     608         534         506         482         117       2,247
                                                --------    --------    --------    --------    --------    --------
          Total contractual cash obligations    $ 10,154    $  2,866    $  1,872    $  1,441    $    117    $ 16,450
                                                ========    ========    ========    ========    ========    ========

   (1) For further information, see Note 4 of Notes to Consolidated Financial Statements.

         We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2002, our reserves for these matters totaled $49.7 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these reserves over the next five to ten years. During 2003, expenditures for environmental remediation and reclamation are estimated to be in the range of $6.0 million and $8.0 million.

OPERATING ACTIVITIES

         Operating activities provided approximately $20.2 million in cash during 2002, primarily from cash provided by La Camorra, San Sebastian and Greens Creek. Significant uses of cash included cash required for reclamation activities and other noncurrent liabilities ($4.8 million), increases in inventories ($3.9 million), increases in accounts and notes receivable ($3.5 million), offset by positive changes in accounts payable, payroll and other accrued expenses ($2.3 million). Principal noncash elements included charges for depreciation, depletion and amortization of $22.7 million, an increase in the provision for reclamation and closure costs ($1.9 million), offset by a change in deferred income taxes ($3.3 million).

INVESTING ACTIVITIES

         Investing activities required $4.2 million in cash during 2002. The major use of cash was additions to properties, plants and equipment ($11.2 million), primarily at the La Camorra ($5.8 million), Greens Creek ($2.9 million) and San Sebastian ($1.8 million) mines, as well as the initial payment in September for the Block B exploration and mining lease in Venezuela ($0.5 million). In 2003, we estimate our capital expenditures will be in the range of $15.0 to $25.0 million. The lower end of the range of capital expenditures in 2003 represents sustaining capital at our existing operations and equipment acquisitions at the Hollister Development Block in Nevada. The upper end of the estimate includes other possible capital projects, including commencement of a project to construct a shaft at the La Camorra mine in Venezuela and other possible development activities. We will also make payments totaling $2.3 million for our acquisition of the Block B lease in Venezuela in 2003. There can be no assurance that our estimated capital expenditures for 2003 will be in the range we have projected.

         The cash used for additions to properties, plants and equipment was partially offset by proceeds received on the sale of the corporate headquarters building, located in Coeur d'Alene, Idaho, which was completed on April 8, 2002 ($5.6 million), as well as the sale of the pet operations of CAC ($1.6 million) during the first quarter of 2002.

FINANCING ACTIVITIES

         During 2002, financing activities used approximately $4.0 million in cash, primarily for the repayment of debt ($10.4 million). The repayment of debt was partly offset by borrowings of $3.3 million and proceeds of $2.9 million for common stock issued for outstanding warrants and employee stock options exercised.

         As of December 31, 2002, we had outstanding debt of $12.0 million, including $7.3 million due over the next twelve months. The outstanding debt included project financing facilities for the La Camorra mine in Venezuela ($3.5 million) and the Velardena mill at the San Sebastian mine in Mexico ($5.5 million), as well as a $3.0 million subordinated loan.

OTHER

          Venezuela, the site of our La Camorra mine, recently experienced political unrest in the form of street marches and demands that the current president hold a referendum to determine whether to remove him from office. An approximate two-month long general strike commenced in December 2002 and continued into February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra mine during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. The general strike in Venezuela ended in early February, but oil and gas operations are not up to full capacity. Although we believe we will be able to manage and operate our La Camorra mine and related exploration projects successfully, due to the strike and its ramifications on supplies of oil, gas and other products, there can be no assurance that we will be able to operate without interruptions to our operations.

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have not been finalized. Exchange controls may require us to convert United States dollars into foreign currency. Management is currently monitoring the finalization of exchange controls in Venezuela, and there can be no assurance that the implementation of exchange controls will not affect our operations in Venezuela.

ENVIRONMENTAL

         In August 2001, we entered into an Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. Due to a number of changes that occurred since the signing of the Agreement in Principle, including improvements in the environmental conditions at Grouse Creek and lower estimated clean-up costs in the Coeur d'Alene Basin as well as our improved financial condition, in 2002 we agreed with the United States and the State of Idaho to discontinue utilizing the Agreement in Principle as a settlement vehicle.

         However, we may participate in further settlement negotiations with the United States and the State of Idaho in the future to limit our environmental clean-up liabilities for historic mining practices in the Coeur d'Alene Basin. Due to a number of uncertainties related to this matter, including the outcome of pending litigation and the result of any settlement negotiations, we do not have the ability to estimate what, if any, liability exists related to the Coeur d'Alene Basin at this time. It is reasonably possible our ability to estimate what, if any, liability we may have relating to the Coeur d'Alene Basin may change in the near or long term depending on a number of factors. In addition, an adverse ruling against us for liability and damages in this matter could have a material adverse effect on us. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

         Reserves for closure costs, reclamation and environmental matters totaled $49.7 million at December 31, 2002. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. Although we believe the reserve is adequate based on current estimates of aggregate costs, we periodically reassess our environmental and reclamation obligations as new information is developed. Depending on the results of the reassessment, it is reasonably possible that our estimate of our obligations may change in the near or long term.

         Expenditures for environmental remediation and reclamation for 2003 are estimated to be in the range of $6.0 million to $8.0 million, principally for water management activities at the Grouse Creek property, the yard remediation program at the Bunker Hill Superfund site and reclamation activities at other locations.

EXPLORATION

         Exploration expenditures for 2003 are estimated to be in the range of $10.0 million to $15.0 million. In Venezuela, expenditures will focus on the down-dip extension of the Main and Betzy veins at the La Camorra mine and drilling and feasibility studies at Canaima and on the Block B concessions. In Mexico, expenditures will focus on the San Sebastian and Cerro Pedernalillo areas. Exploration in the United States will include expenditures at the Hollister Development Block in Nevada and work at the Greens Creek mine in Alaska to explore an area across the Gallagher fault.

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement was required to be adopted by January 1, 2003, at which time we recorded an estimated present value of reclamation liabilities of $5.9 million and increased the carrying value of related assets by $3.8 million. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. Also on January 1, 2003, we recorded a gain of $1.1 million as a cumulative effect of change in accounting principle for the difference between those amounts and the amounts previously recorded in our consolidated financial statements.

         The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The adoption of this statement did not have a material effect on our financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (11 SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal year 2003. Our management currently believes that the adoption of SFAS No. 145 will not have a material impact on our consolidated financial statements.

         On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our management currently believes that the adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

         In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 will not have any impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on our financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB

Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on our consolidated financial statements and will be applied prospectively.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements" (FIN 46). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 will not have a material effect on our consolidated financial statements.

OTHER

         Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the board of directors and have voting rights related to certain amendments to our Certificate of Incorporation. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred shares to elect two directors at our annual shareholders' meeting. On May 10, 2002, holders of the preferred shares, voting as a class, elected two additional directors. One of our two directors elected by holders of Series B preferred stock resigned from our board of directors in October 2002 to avoid any appearance of conflict of interest as a result of a new position as a research analyst. In order to fill the resulting vacancy, the remaining director elected by the holders of Series B preferred stock will name a new director, currently anticipated to be named during 2003.

         The Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the benefit plans) are employee benefit plans in which certain employees can participate. During 2001, Copper Mountain Trust (succeeded to by merger by Union Bank of California, NA), the trustee for the benefit plans, purchased our common stock at the instruction of the benefit plan's independent fiduciary, Consulting Fiduciaries, Inc. In connection with the purchase, each plan received the right to request we register the shares of common stock held by each plan.

         We filed Registration Statements with the Securities and Exchange Commission (SEC) covering 3,394,883 shares of our common stock held by the benefit plans and 2.0 million shares of our common stock issuable upon exercise of warrants issued to Great Basin Gold Ltd. (Great Basin) pursuant to an Earn-in Agreement discussed in Note 4 of Notes to Consolidated Financial Statements. The Registration Statements became effective in January 2003. In addition, the benefit plans sold 2.0 million common shares as part of an underwritten public offering for 25.0 million shares of our common stock completed in January 2003. The benefit plans realized net proceeds of approximately $8.0 million from the sale. The benefit plans may sell their remaining 1,394,883 shares at any time after April 20, 2003, as part of their normal investment strategy. For additional information regarding the public offering, see Note 10 of Notes to Consolidated Financial Statements.

         As of December 31, 2002, we have reviewed and modified our assumptions regarding our benefit plans based upon current market conditions and our current compensation structure.

We have reduced the discount rates utilized in determining the future pension liability from 7.0% to 6.5%, decreased our expected rate of return on pension assets from 9% to 8% and increased the estimated future salary increases assumption from 3% to 4%. We do not believe these assumptions will have a material impact on the amount of pension income to be recognized in 2003 as compared to 2002.

         During 2002, certain post retirement benefit obligations were transferred to the benefit plans. As a result of the transfer, approximately $1.3 million of accrued post retirement benefit obligations were transferred to the pension plans, which reduced the net prepaid pension benefit by $1.3 million.

         For information on hedged positions and derivative instruments, see
Item 7A - Quantitative and Qualitative Disclosure About Market Risk.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarize the financial instruments and derivative instruments held by us at December 31, 2002, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (See Part I, Item 1 - Risk Factors).

INTEREST-RATE RISK MANAGEMENT

         At December 31, 2002, our debt was subject to changes in market interest rates and was sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

         The following table presents principal cash flows (in thousands) for debt outstanding at December 31, 2002, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                      Expected Maturity Date
                       ---------------------------------------------------                Fair
                         2003       2004       2005       2006       2007      Total      Value
                       -------    -------    -------    -------    -------    -------    -------
Subordinated debt      $ 2,000    $ 1,000    $    --    $    --    $    --    $ 3,000    $ 3,000

Average interest rate     5.4%        6.6%        --         --         --

Project financing debt $ 3,000    $   500    $    --    $    --     $   --    $ 3,500    $ 3,500

Average interest rate     3.9%        5.1%        --         --         --

Project financing debt $ 2,296    $   832    $ 1,366    $   959     $   --    $ 5,453    $ 5,453

Average interest rate      13%         13%        13%        13%        --

COMMODITY-PRICE RISK MANAGEMENT

         We use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuations in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We are exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by us are not leveraged and are held for purposes other than trading. We intend to physically deliver metal in accordance with the terms of the forward sales contracts in place at December 31, 2002. As such, we have elected to designate these contracts as normal sales in accordance with SFAS No. 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS No. 133.

         The following table provides information about our forward sales contracts at December 31, 2002. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between March 31, 2003, and December 31, 2004.

                                       Expected     Expected      Estimated
                                       Maturity     Maturity        Fair
                                         2003         2004          Value
                                      --------      --------      --------
Forward contracts:
Gold sales (ounces)                     54,502         48,928
Future price (per ounce)              $    288      $     288
Contract amount (in $000s)            $ 15,710      $  14,103     $ (6,480)
Estimated % of annual production
   committed to contracts                   25%            25%

         In addition to the above contracts, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 93,729 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At December 31, 2002, the fair market value of the Gold Lease Rate Swap was approximately $307,000, which represents the amount the counterparty would have to pay us if the contract was terminated. At December 31, 2002, the current lease rate was 0.75%.

Item 8. Supplementary Financial Data

         The following table sets forth supplementary financial data for us for each quarter of the years ended December 31, 2002 and 2001, derived from unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

                                                     Supplementary Financial Data
                                          (dollars in thousands except for per share amounts)
                                   First         Second          Third         Fourth
2002                              Quarter        Quarter        Quarter        Quarter         Total
----------------------------     ---------      ---------      ---------      ---------      ---------
Sales of products(1)             $  23,383      $  28,663      $  27,790      $  25,864      $ 105,700
Gross profit(1)                  $   3,734      $   7,857      $   6,414      $   5,710      $  23,715
Net income                       $     486      $   4,755      $   1,533      $   1,865      $   8,639
Preferred stock dividends        $  (2,012)     $  (2,013)     $ (18,568)     $    (660)     $ (23,253)
Income (loss) applicable to
   common shareholders           $  (1,526)     $   2,742      $ (17,035)     $   1,205      $ (14,614)
Basic and diluted income
   (loss) per common share       $   (0.02)     $    0.04      $   (0.20)     $    0.01      $   (0.18)

2001
---------------------------
Sales of products(1)             $  16,417      $  24,561      $  22,501      $  21,768      $  85,247
Gross profit(1)                  $     852      $   2,358      $     270      $   1,239      $   4,719
Net income (loss)                $   9,535      $  (1,555)     $  (2,456)     $  (3,184)     $   2,340
Preferred stock dividends        $  (2,012)     $  (2,013)     $  (2,013)     $  (2,012)     $  (8,050)
Income (loss) applicable to
   common shareholders           $   7,523      $  (3,568)     $  (4,469)     $  (5,196)     $  (5,710)
Basic and diluted income
   (loss) per common share       $    0.11      $   (0.06)     $   (0.06)     $   (0.07)     $   (0.08)

         (1) During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to reduce debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. As such, the industrial minerals segment has been recorded as a discontinued operation.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Information with respect to our directors and executive officers is set forth as follows:

                             Age at
                          May 9, 2003    Position and Committee Assignments
                          -----------    ----------------------------------
Phillips S. Baker, Jr.         43        President, Chief Operating Officer and
                                         Chief Financial Officer(1)

Arthur Brown                   62        Chairman of the Board and Chief
                                         Executive Officer(1,6)

Michael H. Callahan            39        Vice President - Corporate Development

Ronald W. Clayton              44        Vice President - U.S. and Canadian
                                         Operations


Thomas F. Fudge, Jr.           47        Vice President - Operations

Vicki Veltkamp                 46        Vice President - Investor and Public
                                         Relations

Lewis E. Walde                 36        Vice President - Controller and
                                         Treasurer

John E. Clute                  68        Director(1,4,5)

Joe Coors, Jr.                 60        Director(2,3,5)

Ted Crumley                    57        Director(1,2,4,5)

Charles L. McAlpine            68        Director(3,4,5,7)

Jorge E. Ordonez C.            63        Director(2,3,4,7)

Dr. Anthony P. Taylor          61        Director(7,8)

---------------------------
(1)   Member of Executive Committee
(2)   Member of Finance Committee
(3)   Member of Audit Committee
(4)   Member of Directors Nominating Committee
(5)   Member of Compensation Committee
(6)   Member of Retirement Board
(7)   Member of Technical Committee
(8)   Elected by holders of Series B Preferred Stock

         Phillips S. Baker, Jr. has been our President and Chief Operating Officer since November 2001 and a director since November 2001. Prior to that, Mr. Baker was our Vice President - Chief Financial Officer from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining corporation) from March 1998 to January 2001 and Vice President and Chief Financial Officer of Pegasus Gold Corporation (a gold mining corporation) from January 1994 to January 1998.

         Arthur Brown has been Chairman of our board of directors since June 1987 and has served as our Chief Executive Officer since May 1987. Prior to that, Mr. Brown was our President from May 1986 to November 2001 and our Chief Operating Officer from May 1986 to May 1987. Mr. Brown also serves as a director for AMCOL International Corporation (an American industrial minerals company), Idaho Independent Bank and Tango Minerals Company (a Canadian mining company).

         On December 18, 2002, Arthur Brown announced that he would retire as Chief Executive Officer effective in May 2003. Subject to formal Board approval, we expect that he will be succeeded by Phillips Baker, currently our President. Mr. Brown will remain as Chairman of the Board.

         Michael H. Callahan has been our Vice President - Corporate Development since February 2002 and President of Minera Hecla Venezolana since 2000. Prior to that, Mr. Callahan was Director of Accounting and Information Services from 1999 to 2000. From 1997 to 1999 Mr. Callahan was the Financial Manager of Silver Valley Resources. Mr. Callahan was also the Senior Financial Analyst for us from 1994 to 1996.

         Ronald W. Clayton was appointed Vice President - U.S. Operations on September 27, 2002. Prior to joining us, Mr. Clayton was Vice President - Operations for Stillwater Mining Company from July 2000 to May 2002. Mr. Clayton was also our Vice President - Metals Operations from May 2000 to July 2000. Mr. Clayton also served as Manager of Operations and General Manager of our Rosebud, Republic and Lucky Friday mines from 1987 to 2000.

         Thomas F. Fudge, Jr. has been our Vice President - Operations since June 2001. Prior to that, Mr. Fudge was our Manager of Operations from July 2000 to May 2001 and our Lucky Friday Unit Manager from 1995 to 2000.

         Vicki Veltkamp has been our Vice President - Investor and Public Relations since May 2000. Prior to that, Ms. Veltkamp has served in various administrative functions with us from 1988 to 1993 and 1995 to 2000. Ms. Veltkamp was Director of Corporate Communications for Santa Fe Pacific Gold from 1993 to 1995.

         Lewis E. Walde has been our Vice President - Controller since June 2001 and our Treasurer since February 2002. Prior to that, Mr. Walde was our Controller from May 2000 to May 2001, our Assistant Controller from January 1999 to April 2000 and held various accounting functions with us from June 1992 to December 1998.

         John E. Clute has served as a director since 1981. Mr. Clute has been a Professor of Law at Gonzaga University School of Law from 2001 to the present. Prior to that, Mr. Clute was the Dean of Gonzaga University School of Law from 1991 to 2001. Mr. Clute serves as a director of

The Jundt Growth Fund, Inc.; the Jundt Funds, Inc. (Jundt U.S. Emerging Growth Fund, Jundt Opportunity Fund, Jundt Mid-Cap Growth Fund, Jundt Science & Technology Fund and Jundt Twenty-Five Fund); American Eagle Funds, Inc. (American Eagle Capital Appreciation Fund, American Eagle Large-Cap Growth Fund and American Eagle Twenty Fund); and RealResume, Inc.

         Joe Coors, Jr. has served as a director since 1990. Mr. Coors was the Chairman of the Board and Chief Executive Officer of CoorsTek, Inc. (formerly Coors Ceramics Company) (a ceramic corporation) from 1985 until his retirement in 2001. Mr. Coors serves as a director of Children's Technology Group and the Fellowship of Christian Athletes for the state of Colorado. Mr. Coors is the Retired Chairman of the Air Force Memorial Foundation.

         Ted Crumley has served as a director since 1995. Mr. Crumley has served as the Senior Vice President and Chief Financial Officer of Boise (manufacturer of paper and forest products) from 1994 to the present. Prior to that, Mr. Crumley was Vice President and Controller of Boise from 1990 to 1994.

         Charles L. McAlpine has served as a director since 1989. Concurrently, Mr. McAlpine served as the President of Arimathaea Resources Inc. (a Canadian gold exploration company) from 1982 to 1992. Mr. McAlpine serves as a director of First Tiffany Resource Corporation, Goldstake Explorations Inc. (a Canadian mining exploration corporation) and Postec Systems Inc.

         Jorge E. Ordonez C. has served as a director since 1994. Mr. Ordonez has served as the President and Chief Executive Officer of Ordonez Profesional S.C. (a business and management consulting corporation specializing in mining) from 1988 to present. Mr. Ordonez is a director of Altos Hornos de Mexico, S.A. de C.V.; Minera Carbonifera Rio Escondido, S.A. de C.V.; Grupo Acerero del Norte, S.A. de C.V.; and Fischer-Watt Gold Co., Inc. Mr. Ordonez received the Mexican National Geology Recognition in 1989 and was elected to the Mexican Academy of Engineering in 1990.

         Dr. Anthony P. Taylor has served as a director since May 2002. Mr. Taylor has been the President, CEO and Director of Millennium Mining Corporation since January 2000; the President and Director of Oakhill Consultants since October 1996; and the President and Director of Caughlin Preschool Corp. since October 2001. Prior to that, Mr. Taylor was the Vice President - Exploration of First Point US Minerals from May 1997 to December 1999 and the President of Great Basin Exploration & Mining Co., Inc., from June 1990 to January 1996.

VACANCY

         David Christensen, one of our two directors elected by holders of Series B preferred stock, resigned from our board of directors in October 2002. He joined Credit Suisse First Boston as a research analyst after he joined our board and advised us that he wished to avoid any appearance of conflict of interest as a result of his new position. In order to fill the resulting vacancy, the remaining director elected by the holders of Series B preferred stock will name a new director. It is currently anticipated the new director will be named during 2003.

         Information with respect to our directors is set forth under the caption "Election of Common Shareholder Director" in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 9, 2003 (the Proxy Statement), which information is incorporated herein by reference.

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

Item 14.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded our disclosure controls and procedures were effective as of December 31, 2002, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) Financial Statements

                 See Index to Financial Statements on Page F-1

         (a) (2) Financial Statement Schedules

                 See Index to Financial Statements on Page F-1

         (a) (3) Exhibits

                 See Exhibit Index following the Financial Statements

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HECLA MINING COMPANY


                                               By /s/ Arthur Brown
                                                  ------------------------------
                                                  Arthur Brown, Chairman, Chief
                                                  Executive Officer and Director

                                               Date:  3/7/2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.            3/7/2003       /s/ Theodore Crumley      3/7/2003
-----------------------------------   --------       -----------------------   --------
Phillips S. Baker, Jr.                Date           Theodore Crumley          Date
President, Chief Operating Officer,                  Director
Chief Financial Officer and
Director
(principal financial officer)


/s/ Arthur Brown                      3/7/2003       /s/ Charles L. McAlpine   3/7/2003
-----------------------------------   --------       -----------------------   --------
Arthur Brown                          Date           Charles L. McAlpine       Date
Chairman, Chief Executive Officer                    Director
and Director
(principal executive officer)


/s/ Lewis E. Walde                    3/7/2003       /s/ Jorge E. Ordonez      3/7/2003
-----------------------------------   --------       -----------------------   --------
Lewis E. Walde                        Date           Jorge E. Ordonez          Date
Vice President - Controller and                      Director
Treasurer
(principal accounting officer)


/s/ John E. Clute                     3/7/2003       /s/ Anthony P. Taylor     3/7/2003
-----------------------------------   --------       -----------------------   --------
John E. Clute                         Date           Anthony P. Taylor         Date
Director                                             Director


/s/ Joe Coors, Jr.                    3/7/2003
-----------------------------------   --------
Joe Coors, Jr.                        Date
Director

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Arthur Brown, Chairman, Chief Executive Officer and Director of Hecla Mining Company (Hecla), certify that:

1.       I have reviewed this annual report on Form 10-K of Hecla Mining
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      Hecla Mining Company and Subsidiaries

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  3/7/2003


          s/ Arthur Brown
         ---------------------------------
         Arthur Brown
         Chairman, Chief Executive Officer and Director

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Arthur Brown, Chairman, Chief Executive Officer and Director of Hecla Mining Company ("Hecla"), certify that to the best of my knowledge:

1. This annual report of Hecla on Form 10-K ("report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Hecla.


Date:  3/7/2003


         /s/ Arthur Brown
         ---------------------------------
         Arthur Brown
         Chairman, Chief Executive Officer and Director

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Phillips S. Baker, Jr., President, Chief Operating Officer, Chief Financial Officer and Director of Hecla Mining Company (Hecla), certify that:

1.       I have reviewed this annual report on Form 10-K of Hecla Mining
         Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      Hecla Mining Company and Subsidiaries

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  3/7/2003


       /s/ Phillips S. Baker, Jr.
       -----------------------------------
       Phillips S. Baker, Jr.
       President, Chief Operating Officer, Chief Financial Officer and Director

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Phillips S. Baker, Jr., President, Chief Operating Officer, Chief Financial Officer and Director of Hecla Mining Company ("Hecla"), certify that to the best of my knowledge:

1. This annual report of Hecla on Form 10-K ("report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Hecla.



Date:  3/7/2003


       /s/ Phillips S. Baker, Jr.
       ----------------------------------
       Phillips S. Baker, Jr.
       President, Chief Operating Officer, Chief Financial Officer and Director

                          Index to Financial Statements


                                                                     Page
Financial Statements                                                 ----
--------------------
  Reports of Independent Accountants                                 F-2 to F-4

  Consolidated Balance Sheets at December 31, 2002 and 2001          F-5

  Consolidated Statements of Operations and Comprehensive Loss
     for the Years Ended December 31, 2002, 2001 and 2000            F-6

  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002, 2001 and 2000                                F-7

  Consolidated Statements of Changes in Shareholders' Equity
     for the Years Ended December 31, 2002, 2001 and 2000            F-8

  Notes to Consolidated Financial Statements                         F-9 to F-47


Financial Statement Schedules*
------------------------------





*Financial statement schedules have been omitted as they are not applicable

Report of Independent Certified Public Accountants
--------------------------------------------------

The Board of Directors and Shareholders of
Hecla Mining Company

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2002, and 2001, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Greens Creek Joint Venture, a 29.73 percent owned subsidiary, which statements reflect total assets and revenues constituting 31.1 percent and 22.1 percent, respectively, of the related consolidated totals as of and for the year ended December 31, 2002, and 33.7 percent and 26.3 percent, respectively, of the related consolidated totals as of and for the year ended December 31, 2001. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Greens Creek Joint Venture, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2002, and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ BDO Seidman, LLP

February 4, 2003
Spokane, Washington

Report of Independent Accountants
---------------------------------

To the Board of Directors and Shareholders of Hecla Mining Company:

In our opinion, the consolidated statements of operations and comprehensive loss, of cash flows and of changes in shareholders' equity for the year ended December 31, 2000 (appearing on pages F-5 through F-47 of the Hecla Mining Company 2002 Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Hecla Mining Company and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 28, 2001

Report of Independent Accountants
---------------------------------

To the Management Committee of the Greens Creek Joint Venture:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in venturers' equity and of cash flows present fairly, in all material respects, the financial position of Greens Creek Joint Venture (the "Venture") at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
January 16, 2003

                      Hecla Mining Company and Subsidiaries

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   ----------

                                                                          December 31,
                                                                     -----------------------
                                                                       2002          2001
                                                                     ---------     ---------
                             ASSETS
Current assets:
   Cash and cash equivalents                                         $  19,542     $   7,560
   Accounts and notes receivable                                        10,154         6,648
   Inventories                                                          14,758        10,868
   Deferred income taxes                                                 2,700            --
   Other current assets                                                  1,780         1,426
   Net assets of discontinued operations                                    --         2,714
                                                                     ---------     ---------
     Total current assets                                               48,934        29,216
Investments                                                                 76            69
Restricted investments                                                   6,428         6,375
Properties, plants and equipment, net                                   92,365       104,593
Deferred income taxes                                                      300            --
Other noncurrent assets                                                 12,038        12,863
                                                                     ---------     ---------

     Total assets                                                    $ 160,141     $ 153,116
                                                                     =========     =========

                          LIABILITIES

Current liabilities:
   Accounts payable and accrued expenses                             $  11,731     $   7,938
   Accrued payroll and related benefits                                  7,603         7,832
   Current portion of long-term debt                                     7,296         7,043
   Accrued taxes                                                         1,572           787
   Current portion of accrued reclamation and closure costs              7,005         6,026
                                                                     ---------     ---------
     Total current liabilities                                          35,207        29,626
Deferred income taxes                                                       --           300
Long-term debt                                                           4,657        11,948
Accrued reclamation and closure costs                                   42,718        46,455
Other noncurrent liabilities                                             5,629         6,823
                                                                     ---------     ---------
     Total liabilities                                                  88,211        95,152
                                                                     ---------     ---------

COMMITMENTS AND CONTINGENCIES (NOTES 3, 4, 5, 7 AND 8)

                      SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
   issued 2002 - 753,402 shares and 2001 - 2,300,000 liquidation
   preference 2002 - $44,262 and 2001 - $127,075                           188           575
Common stock, $0.25 par value, authorized 200,000,000 shares in
   2002 and 100,000,000 shares in 2001; issued 2002 - 86,187,468
   shares and issued 2001 - 73,068,796 shares                           21,547        18,267
Capital surplus                                                        405,959       404,354
Accumulated deficit                                                   (355,544)     (364,183)
Accumulated other comprehensive income (loss)                              (36)          173
Less stock held by grantor trust; 2002 - 20,442 common shares and
   2001 - 102,114 common shares                                            (66)         (330)
Less stock held as unearned compensation; issued 2001 - 19,035
   common shares                                                            --            (6)
Less treasury stock, at cost; 2002 - 8,274 common shares and
   2001 - 62,116 common shares                                            (118)         (886)
                                                                     ---------     ---------

     Total shareholders' equity                                         71,930        57,964
                                                                     ---------     ---------

     Total liabilities and shareholders' equity                      $ 160,141     $ 153,116
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

                      Hecla Mining Company and Subsidiaries

          Consolidated Statements of Operations and Comprehensive Loss
           (Dollars and shares in thousands, except per share amounts)
                                   ----------

                                                                             Year Ended December 31,
                                                                     -------------------------------------
                                                                        2002          2001          2000
                                                                     ---------     ---------     ---------
Continuing operations:
Sales of products                                                    $ 105,700     $  85,247     $  75,850

Cost of sales and other direct production costs                         59,449        60,053        63,088
Depreciation, depletion and amortization                                22,536        20,475        18,091
                                                                     ---------     ---------     ---------
                                                                        81,985        80,528        81,179
                                                                     ---------     ---------     ---------
       Gross profit (loss)                                              23,715         4,719        (5,329)
                                                                     ---------     ---------     ---------

Other operating expenses:
   General and administrative                                            7,121         7,219         7,303
   Exploration                                                           5,825         2,157         6,332
   Depreciation and amortization                                           116           265           282
   Provision for closed operations and environmental matters               898         1,310        20,029
   Reduction in carrying value of mining properties                         --            --        40,240
                                                                     ---------     ---------     ---------
                                                                        13,960        10,951        74,186
                                                                     ---------     ---------     ---------
       Income (loss) from operations                                     9,755        (6,232)      (79,515)
                                                                     ---------     ---------     ---------

Other income (expense):
   Interest and other income                                             1,865         3,491         4,609
   Miscellaneous expense                                                (1,859)       (2,954)       (1,809)
   Interest expense                                                     (1,816)       (3,887)       (8,119)
                                                                     ---------     ---------     ---------
                                                                        (1,810)       (3,350)       (5,319)
                                                                     ---------     ---------     ---------
Income (loss) from continuing operations before income taxes
   and items shown below                                                 7,945        (9,582)      (84,834)
Income tax benefit (provision)                                           2,918            --           (13)
                                                                     ---------     ---------     ---------
Income (loss) from continuing operations before items shown below       10,863        (9,582)      (84,847)
Discontinued operations:
   Income (loss), net of income tax                                     (2,224)         (743)        2,572
   Gain (loss) on disposal, net of income tax                               --        12,665        (1,043)
Extraordinary charge, net of income tax                                     --            --          (647)
                                                                     ---------     ---------     ---------
Net income (loss)                                                        8,639         2,340       (83,965)
Preferred stock dividends                                              (23,253)       (8,050)       (8,050)
                                                                     ---------     ---------     ---------
Loss applicable to common shareholders                               $ (14,614)    $  (5,710)    $ (92,015)
                                                                     =========     =========     =========

Net income (loss):                                                   $   8,639     $   2,340     $ (83,965)
   Cumulative effect of a change in accounting principle                    --          (136)           --
   Change in derivative contracts                                         (256)          256            --
   Unrealized holding gains (losses) on securities                           9           (26)           13
   Reclassification adjustment for losses included in net income
   (loss)                                                                   38            39            --
   Change in foreign currency items                                         --         4,898            --
                                                                     ---------     ---------     ---------

Comprehensive income (loss)                                          $   8,430     $   7,371     $ (83,952)
                                                                     =========     =========     =========

Basic and diluted income (loss) per common share:
Loss from continuing operations                                      $   (0.15)    $   (0.25)    $   (1.39)
Income (loss) from discontinued operations                               (0.03)         0.17          0.02
Extraordinary charge                                                        --            --         (0.01)
                                                                     ---------     ---------     ---------
Basic and diluted loss per common share                              $   (0.18)    $   (0.08)    $   (1.38)
                                                                     =========     =========     =========

Weighted average number of common
   shares outstanding - basic and diluted                               80,250        69,396        66,791
                                                                     =========     =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   ----------

                                                                          Year Ended December 31,
                                                                    ----------------------------------
                                                                      2002         2001         2000
                                                                    --------     --------     --------
Operating activities:
   Net income (loss)                                                $  8,639     $  2,340     $(83,965)
   Noncash elements included in net income (loss):
     Depreciation, depletion and amortization                         22,652       20,740       22,363
     Extraordinary charge                                                 --           --          647
     (Gain) loss on sale of discontinued operations                       --      (12,665)       1,043
     Gain on disposition of properties, plants and equipment            (329)        (338)      (1,460)
     Reduction in carrying value of mining properties                     --           --       40,240
     Provision for reclamation and closure costs                       1,931        1,061       17,601
     Deferred income taxes benefit                                    (3,300)          --           --
     Change in net assets of discontinued operations                      --        1,234        1,347
Change in assets and liabilities:
     Accounts and notes receivable                                    (3,506)       4,516        6,486
     Inventories                                                      (3,890)      (1,738)        (108)
     Other current and noncurrent assets                                 575       (1,435)         100
     Accounts payable and accrued expenses                             1,581          417       (1,266)
     Accrued payroll and related benefits                                312        3,100          669
     Accrued taxes                                                       395       (1,401)          97
     Accrued reclamation and closure costs and other noncurrent
       liabilities                                                    (4,825)      (7,793)      (9,528)
                                                                    --------     --------     --------
   Net cash provided (used) by operating activities                   20,235        8,038       (5,734)
                                                                    --------     --------     --------

Investing activities:
   Proceeds from sale of discontinued operations                       1,585       59,761        9,562
   Additions to properties, plants and equipment                     (11,219)     (17,890)     (15,210)
   Proceeds from disposition of properties, plants and equipment       5,710          545        2,671
   Proceeds from the sale of investments                                  --           --          283
   Increase in restricted investments                                     (3)        (107)        (270)
   Purchase of investments and change in cash surrender
     value of life insurance, net                                         --          406        1,354
   Other, net                                                           (285)        (173)         381
                                                                    --------     --------     --------
   Net cash provided (used) by investing activities                   (4,212)      42,542       (1,229)
                                                                    --------     --------     --------

Financing activities:
   Common stock issued for warrants and stock option plans             2,925          428           35
   Issuance of common stock, net of offering costs                        72        5,462           --
   Dividends paid on preferred stock                                      --           --       (6,037)
   Payments for debt issuance costs                                       --           --       (1,811)
   Borrowings on debt                                                  3,317       15,909       80,524
   Repayments on debt                                                (10,355)     (66,192)     (67,094)
                                                                    --------     --------     --------
   Net cash provided (used) by financing activities                   (4,041)     (44,393)       5,617
                                                                    --------     --------     --------

Change in cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents               11,982        6,187       (1,346)
   Cash and cash equivalents at beginning of year                      7,560        1,373        2,719
                                                                    --------     --------     --------
   Cash and cash equivalents at end of year                         $ 19,542     $  7,560     $  1,373
                                                                    ========     ========     ========

Supplemental disclosure of cash flow information:
   Cash paid during year for:
     Interest, net of amount capitalized                            $  1,174     $  2,888     $  8,376
                                                                    ========     ========     ========
     Income tax payments (refunds), net                             $      9     $    (68)    $     54
                                                                    ========     ========     ========

SEE NOTES 4 AND 10 FOR NONCASH INVESTING AND FINANCING ACTIVITIES.

         The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

              For the Years Ended December 31, 2002, 2001 and 2000
          (Dollars and shares in thousands, except per share amounts)
                                 ---------------


                                                              Preferred Stock                   Common Stock
                                                         -------------------------       -------------------------        Capital
                                                          Shares           Amount         Shares           Amount         Surplus
                                                         ---------       ---------       ---------       ---------       ---------
Balances, December 31, 1999                                  2,300       $     575          66,845       $  16,711       $ 400,205
  Net loss
  Preferred stock dividends ($1.75 per share)
  Stock issued to directors                                                                      8               2              19
  Stock issued and held by grantor trust                                                         7               2              12
  Other comprehensive income
                                                         ---------       ---------       ---------       ---------       ---------

Balances, December 31, 2000                                  2,300             575          66,860          16,715         400,236
  Net income
  Stock issued to directors                                                                      7               2               5
  Stock issued and held by grantor trust                                                        25               6              38
  Stock disbursed by grantor trust                                                                                            (204)
  Stock issued under stock option and warrant plans                                            408             102             325
  Stock issued for cash, net of issuance costs                                               5,750           1,437           3,940
  Issuance of restricted stock                                                                  19               5              14
  Amortization of unearned compensation
  Other comprehensive income
                                                         ---------       ---------       ---------       ---------       ---------

Balances, December 31, 2001                                  2,300             575          73,069          18,267         404,354
  Net income
  Preferred stock exchange                                  (1,547)           (387)         10,826           2,707          (2,320)
  Stock issued as compensation                                                                 429             108             332
  Stock issued to directors                                                                     73              18              52
  Stock disbursed by grantor trust                                                                                            (264)
  Stock issued under stock option and warrant plans                                          1,733             433           2,493
  Warrants issued under warrant plans                                                                                        1,936
  Issuance of restricted stock                                                                  57              14              42
  Amortization of unearned compensation
  Stock issued as contribution to benefit plan                                                                                (666)
  Other comprehensive loss
                                                         ---------       ---------       ---------      ----------       ---------

Balances, December 31, 2002                                    753       $     188          86,187      $   21,547       $ 405,959
                                                         =========       =========       =========      ==========       =========


[WIDE TABLE CONTINUED FROM ABOVE]

                                                                        Accumulated        Stock
                                                                           Other          Held by
                                                        Accumulated    Comprehensive      Grantor        Unearned         Treasury
                                                          Deficit      Income (Loss)       Trust       Compensation        Stock
                                                         ---------       ---------       ---------       ---------       ---------
Balances, December 31, 1999                              $(278,533)      $  (4,871)      $    (500)      $      --       $    (886)
  Net loss                                                 (83,965)
  Preferred stock dividends ($1.75 per share)               (4,025)
  Stock issued to directors
  Stock issued and held by grantor trust                                                       (14)
  Other comprehensive income                                                    13
                                                         ---------       ---------       ---------       ---------       ---------

Balances, December 31, 2000                               (366,523)         (4,858)           (514)             --            (886)
  Net income                                                 2,340
  Stock issued to directors
  Stock issued and held by grantor trust                                                       (20)
  Stock disbursed by grantor trust                                                             204
  Stock issued under stock option and warrant plans
  Stock issued for cash, net of issuance costs
  Issuance of restricted stock                                                                                 (19)
  Amortization of unearned compensation                                                                         13
  Other comprehensive income                                                 5,031
                                                         ---------       ---------       ---------       ---------       ---------

Balances, December 31, 2001                               (364,183)            173            (330)             (6)           (886)
  Net income                                                 8,639
  Preferred stock exchange
  Stock issued as compensation
  Stock issued to directors
  Stock disbursed by grantor trust                                                             264
  Stock issued under stock option and warrant plans
  Warrants issued under warrant plans
  Issuance of restricted stock                                                                                 (56)
  Amortization of unearned compensation                                                                         62
  Stock issued as contribution to benefit plan                                                                                 768
  Other comprehensive loss                                                    (209)
                                                         ---------       ---------       ---------       ---------       ---------

Balances, December 31, 2002                              $(355,544)      $     (36)      $     (66)      $      --       $    (118)
                                                         =========       =========       =========       =========       =========

         The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Basis of Presentation -- The accompanying consolidated financial statements include our accounts, our wholly owned subsidiaries and a proportionate share of the accounts of the joint ventures in which we participate. All significant intercompany transactions and accounts are eliminated in consolidation.

         Our revenues and profitability are largely dependent on world prices for silver, gold, lead and zinc, which fluctuate widely and are affected by numerous factors beyond our control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

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

         B. Business and Concentrations of Credit Risk -- We are engaged in mining and mineral processing activities, including exploration, extraction, processing and reclamation. Our principal products are metals, primarily silver, gold, lead and zinc. Substantially all of our operations are conducted in the United States, Mexico and Venezuela. Sales of metals products are made to domestic and foreign custom smelters and metal traders.

         We sell substantially all of our metallic concentrates to smelters which are subject to extensive regulations including environmental protection laws. We have no control over the smelters' operations or their compliance with environmental laws and regulations. If the smelting capacity available to us was significantly reduced because of environmental requirements or otherwise, it is possible that our silver operations could be adversely affected. Industrial minerals are sold principally to domestic retailers and wholesalers.

         In February 2003, the Venezuelan government announced that foreign currency exchange controls would be implemented in Venezuela. We currently operate our La Camorra mine and various exploration projects in Venezuela. Rules and regulations regarding the implementation of exchange controls in Venezuela have not been finalized. Exchange controls may require us to sell products in currencies other than the United States dollar or may require us to convert United States dollars into foreign currency. Management is currently monitoring the finalization of exchange controls in Venezuela, and there can be no assurance that the implementation of exchange controls will not affect our operations in Venezuela.

         Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place our cash and temporary cash investments with institutions of high credit-worthiness. At times, such investments may be in excess of the federal insurance limit. We routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

         At December 31, 2001, we had factored accounts receivable without recourse of $0.5 million. At December 31, 2002, we had no factored receivables. Factored accounts receivable are eliminated from the balance of accounts receivable when sold.

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

         Restricted investments primarily represent investments in money market funds and bonds of U.S. Government Agencies. These investments are restricted primarily for reclamation funding or surety bonds.

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

         Our management reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.

         Management's estimates of metals prices, proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its operating properties and the need for asset impairment write-downs.

         Management's calculations of proven and probable ore reserves are based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various orebodies, minerals prices and operating costs may change our estimates of proven and probable ore reserves. It is reasonably possible that certain of our estimates of proven and probable ore reserves will change in the near term resulting in a change to amortization and reclamation accrual rates in future reporting periods.

         Depreciation is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method.

         F. Mine Exploration and Development -- Exploration costs and secondary development costs at operating mines are charged to operations as incurred. Major mine development expenditures, including primary development costs are capitalized at operating properties and at new mining properties not yet producing where proven and probable ore reserves have been identified.

         G. Reclamation of Mining Areas -- All our operations are subject to reclamation and closure requirements. Minimum standards for mine reclamation have been established by various governmental agencies, which affect certain operations.

         A reserve for mine reclamation costs has been established for restoring certain abandoned and disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclamation costs for operating properties have been accrued using the unit-of-production method and charged to cost of sales and other direct production costs.

         The estimated amount of metals or minerals to be recovered from a mine site is based on internal and external geological data and is reviewed by management on a periodic basis. Changes in such estimated amounts will be accounted for prospectively from the date of the change unless there is a current impairment of an asset's carrying value and a decision is made to permanently close the property, in which case it is recognized currently and charged to provision for closed operations and environmental matters. It is reasonably possible our estimate of our ultimate accrual for reclamation costs will change in the near term due to possible changes in laws and regulations, and interpretations thereof, and changes in cost estimates.

         H. Remediation of Mining Areas -- We accrue costs associated with environmental remediation obligations at the most likely estimate when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

         It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities and changes in remediation technology, the ultimate cost of remediation could change in the future. We periodically review accrued liabilities for such remediation costs as evidence becomes available indicating that our remediation liability has potentially changed.

         I. Income Taxes -- We record deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in our financial statements. Deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

         J. Basic and Diluted Loss Per Common Share -- Basic earnings per share
(EPS) is calculated by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. Due to the losses applicable to common shareholders in 2002, 2001 and 2000, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were antidilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2002, 2001 or 2000.

         K. Revenue Recognition -- Sales of metal products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current metals spot prices. Recorded values are adjusted to month-end metals prices until final settlement. Sales of metal in products tolled (rather than sold to smelters) are recorded at contractual amounts when title and risk of loss transfer to the buyer. Sales of industrial minerals are recognized as the minerals are shipped and title transferred.

         L. Interest Expense -- Interest costs incurred during the construction of qualifying assets are capitalized as part of the asset cost.

         M. Cash Equivalents -- We consider cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased.

         N. Foreign Currency Translation -- We operate in Mexico with our wholly owned subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla). We also operate in Venezuela with our wholly owned subsidiary, Minera Hecla Venezolana, C.A. The functional currency for Minera Hecla and Minera Hecla Venezolana is the U.S. dollar. Accordingly, we translate the monetary assets and liabilities of these subsidiaries at the period-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are included in the net income or loss for any period.

         O. Risk Management Contracts -- We use derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices. We do not hold or issue derivative financial instruments for speculative trading purposes.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended in June 2000 with the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which we adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

         At December 31, 2002, our hedging contracts, used to reduce exposure to precious metals prices, consisted of forward sales contracts and a gold lease rate swap. We intend to physically deliver metal in accordance with the terms of the forward sales contracts. As such, we have accounted for these contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. We recorded a cumulative effect of a change in accounting principle in other comprehensive income of approximately $0.1 million loss related to the gold lease rate swap upon adoption of SFAS 133 on January 1, 2001. This amount is being amortized over the physical settlement of ounces subject to the gold lease rate swap. During the next twelve months, approximately $40,000 is expected to be amortized to the income statement.

         P. Accounting for Stock Options -- We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We also provide the required disclosures of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123).

         Q. New Accounting Pronouncements -- In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. On January 1, 2003, we recorded the estimated present fair value of our reclamation liabilities of $5.9 million and increased the carrying value of their related assets by $3.8 million. Reclamation costs will be expensed over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present fair value estimate underlying the obligation. On January 1, 2003, we recorded a gain of $1.1 million as a cumulative effect of change in accounting principle for the difference between those amounts and the amounts previously recorded in our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement became effective for us on January 1, 2002, and did not have a material effect on our financial statements.

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

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes the adoption of SFAS No. 146 will not have a material impact on our consolidated financial statements.

         In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 has no impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on our financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 will not have a material effect on our consolidated financial statements and will be applied prospectively.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements" (FIN 46). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 will not have a material effect on our consolidated financial statements.

NOTE 2: DISCONTINUED OPERATIONS

         In furtherance of our determination to focus operations on silver and gold mining and to raise cash to retire debt and provide working capital, our board of directors made the decision to sell the industrial minerals segment in 2000.

         In March 2000, we sold substantially all the assets of our Mountain West Products division (MWP) of MWCA, Inc., for $8.5 million in cash. The sale of MWP resulted in a loss on disposal of $1.0 million during 2000. In June 2000, we completed a sale of the landscape operations of the

Colorado Aggregate division (CAC) of MWCA, Inc., for $1.1 million in cash. The sale of the landscape operations did not result in a gain or loss.

         In March 2001, we completed a sale of the Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) for $62.5 million. We recorded a gain on the sale of the K-T Group of $12.7 million during 2001. The proceeds from the sale were used to repay a term loan facility of $55.0 million, and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes.

         In March 2002, we completed a sale of the pet operations of CAC for approximately $1.6 million in cash. The sale of the pet operations did not result in a gain or loss. At December 31, 2002, we still owned and operated a minor portion of the industrial minerals segment. Our management is currently evaluating available options with regard to the remaining portion of the industrial minerals segment. At December 31, 2002, the remaining net assets of this segment have been reclassified from net assets of discontinued operations to their respective categories of inventory and accrued reclamation.

         The net assets of discontinued operations at December 31, 2001, were $2.7 million, primarily consisting of inventories ($2.1 million), properties, plants and equipment ($0.6 million) and accrued reclamation ($0.1 million). A summary of operating results of discontinued operations for the three years ended December 31 is as follows (in thousands):

                                              2002         2001         2000
                                            --------     --------     --------

Sales of products                           $  4,221     $ 21,625     $ 75,054
                                            --------     --------     --------
Cost of sales                                  5,145       20,082       67,114
Depreciation, depletion and amortization         116        1,099        3,990
                                            --------     --------     --------
                                               5,261       21,181       71,104
                                            --------     --------     --------
Gross profit (loss)                           (1,040)         444        3,950
                                            --------     --------     --------

Other operating expenses:
   General and administrative                     --           86          355
   Exploration                                    --          174          242
                                            --------     --------     --------
                                                  --          260          597
                                            --------     --------     --------

Income (loss) from operations                 (1,040)         184        3,353
                                            --------     --------     --------

Other income (expense):
   Interest and other income                      --            1            9
   Miscellaneous expense                      (1,178)        (923)        (516)
   Interest expense                               (6)          (5)         (59)
                                            --------     --------     --------
                                              (1,184)        (927)        (566)
                                            --------     --------     --------

Income (loss) from discontinued
   operations before income taxes
   and gain (loss) on disposal                (2,224)        (743)       2,787
Income tax provision                              --           --         (215)
                                            --------     --------     --------
Income (loss) from discontinued
   operations before gain (loss)
   on disposal                                (2,224)        (743)       2,572
Gain (loss) on disposal, net of
   income tax                                     --       12,665       (1,043)
                                            --------     --------     --------

Net income (loss) from discontinued
   operations                               $ (2,224)    $ 11,922     $  1,529
                                            ========     ========     ========

         The following is sales information for discontinued operations by geographic area for the years ended December 31 (in thousands):

                                              2002         2001         2000
                                            --------     --------     --------
United States                               $  4,141     $ 15,497     $ 52,293
Canada                                            --        1,336        4,225
Mexico                                            --        2,950       12,771
Taiwan                                            44          376        1,275
Venezuela                                         --          564        1,000
Italy                                             --          197          849
Other foreign                                     36          705        2,641
                                            --------     --------     --------

                                            $  4,221     $ 21,625     $ 75,054
                                            ========     ========     ========

         The following is sales information for discontinued operations by country of origin for the years ended December 31 (in thousands):

                                              2002         2001         2000
                                            --------     --------     --------
         United States                      $  4,221     $ 19,037     $ 64,309
         Mexico                                   --        2,588       10,745
                                            --------     --------     --------
                                            $  4,221     $ 21,625     $ 75,054
                                            ========     ========     ========

         Our industrial minerals operations lease various facilities and equipment under noncancelable operating lease arrangements. Rent expense incurred for these operating leases during the years ended December 31, 2002, 2001 and 2000 was approximately $0.1 million, $0.7 million and $3.6 million, respectively.

NOTE 3: INVENTORIES

Inventories consist of the following (in thousands):

                                                               December 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
         Concentrates, bullion, metals in transit
            and other products                           $  7,034     $  4,211
         Materials and supplies                             7,724        6,657
                                                         --------     --------

                                                         $ 14,758     $ 10,868
                                                         ========     ========

         At December 31, 2002, we had forward sales commitments through December 31, 2004 for 103,430 ounces of gold at an average price of $288.25 per ounce. We intend to physically deliver metals in accordance with the terms of the forward sales contracts. As such, we have elected to designate the contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. We are exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London AM gold price at December 31, 2002, was $342.75 per ounce.

         We have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 93,729 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At December 31, 2002, the fair market value of the Gold Lease Rate Swap was approximately $307,000, which represents the amount the counterparty would have to pay us if the contract was terminated. At December 31, 2002, the current lease rate was 0.75%.

NOTE 4: PROPERTIES, PLANTS AND EQUIPMENT

The major components of properties, plants and equipment are (in thousands):

                                                              December 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
         Mining properties                               $ 15,495     $  8,271
         Development costs                                109,627      111,827
         Plants and equipment                             166,584      168,210
         Land                                                 760          925
                                                         --------     --------
                                                          292,466      289,233
         Less accumulated depreciation,
             depletion and amortization                   200,101      184,640
                                                         --------     --------

         Net carrying value                              $ 92,365     $104,593
                                                         ========     ========

         During the second quarter of 2002, we sold our headquarters building in Coeur d'Alene, Idaho, for $5.6 million in cash. In connection with the sale, we entered into a lease agreement with the purchaser to lease a portion of the building. The lease calls for monthly payments of approximately $39,000 through April 2004, at which time we have an option to reduce the amount of leased space for an additional three years. The purchaser of the building also has an option to terminate the lease agreement with us during the first two years of the lease agreement, subject to certain payments to us.

         The sale of the building resulted in a gain of $0.6 million, which we are amortizing over the current lease period of five years. During 2002, we recognized approximately $90,000 of gain on the sale.

         On August 2, 2002, we, through our wholly owned subsidiary, Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (Great Basin), concerning exploration, development and production on Great Basin's Hollister Development Block gold property, located on the Carlin Trend in Nevada. An "earn-in" agreement is an agreement under which a party must take certain actions in order to "earn" an interest in an entity. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. We estimate the cost to achieve our 50% interest in the Hollister Development Block to be approximately $21.8 million. Upon earn-in, we will be the operator of the mine.

         Pursuant to the Earn-in Agreement, we and Great Basin each have agreed to issue a series of warrants to the other party, to purchase one another's common stock exercisable within two years at prevailing market prices at the time of issuance of the warrant. At execution of the agreement, we issued a warrant to purchase 2.0 million shares of our common stock to Great Basin and Great Basin issued warrants to purchase 1.0 million shares of its common stock to us. The warrant to purchase our common stock is exercisable on or before August 1, 2004, at $3.73 per share. The warrants we issued to Great Basin were recorded at their estimated fair value of $1.9 million. The estimated fair value of the Great Basin warrants received was $0.2 million. The resulting difference was recorded as an addition to properties, plants and equipment.

         The beneficial owner of the warrant to purchase our common stock is Great Basin Gold Ltd. The agreement obligates us to issue a warrant to purchase an additional 1.0 million shares of our common stock, at the future current market value, to Great Basin if and when we decide to commence certain development activities, and an additional warrant to purchase 1.0 million shares of our common stock, at the future current market value, following completion of such activities, if undertaken. Great Basin will issue warrants to purchase 500,000 shares of its common stock to us immediately upon receipt of the second and third warrants to purchase our stock. In addition to the foregoing, we will pay to Great Basin from our share of commercial production a sliding scale royalty that is dependent on the cash operating profit per ounce of gold equivalent production.

         In March 2002, we acquired the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar from CVG-Minerven (a Venezuelan government-owned gold mining company). Pursuant to the agreement with CVG-Minerven, we paid CVG-Minerven $500,000 in September 2002. In March 2003, we are obligated to make an additional payment of $1.25 million, with a final payment of $1.0 million due in September 2003. We will also pay CVG-Minerven a royalty of 2% to 3% (depending on the gold price) on production from Block B.

         In the fourth quarter of 2000, we recorded an adjustment of $31.2 million to reduce the carrying value of the Lucky Friday mine property, plant and equipment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adjustment at Lucky Friday was necessitated due to continued low silver and lead prices combined with further declines in silver and lead prices during the fourth quarter of 2000. In July 2001, we announced that operations at the Lucky Friday mine would be reduced, effective October 2001, due to continued low silver and lead prices.

         Additionally, during the second quarter of 2000, we recorded adjustments of $4.4 million for properties, plants and equipment and supply inventory at the Rosebud mine, and $4.7 million for previously capitalized deferred development costs at the Noche Buena gold property. The $4.4 million adjustment at the Rosebud mine was necessitated by the planned closure of the Rosebud mine. The Rosebud mine completed mining activity in July 2000 and milling activities in August 2000. At the Noche Buena property, we suspended activities in 1999 due to a low price for gold. Based upon the continuation of the lower gold price, an adjustment to the carrying value of the Noche Buena property was recorded.

NOTE 5: ENVIRONMENTAL AND RECLAMATION ACTIVITIES

         The liabilities accrued for our reclamation and closure costs at December 31, 2002, and 2001, were as follows (in thousands):

         Operating properties:                             2002         2001
                                                         --------     --------
              Greens Creek                               $  2,763     $  2,176
              La Camorra                                    1,279          891
              San Sebastian                                   983           79
              Lucky Friday                                    734          631

         Nonoperating properties:
              Idaho related claims                         39,049       43,842
              Republic                                      2,435        2,965
              All other sites                               2,480        1,897
                                                         --------     --------
         Total                                             49,723       52,481
         Amount reflected as current                       (7,005)      (6,026)
                                                         --------     --------
         Amount reflected as long-term                   $ 42,718     $ 46,455
                                                         ========     ========

         During 2000, we recorded charges of $16.4 million for future environmental and reclamation expenditures at the Grouse Creek property, the Bunker Hill Superfund site and other idle properties. During the fourth quarter of 2000, an Administrative Order on Consent was entered into with the U.S. Environmental Protection Agency, requiring us to commence dewatering of the tailings impoundment at Grouse Creek in 2001. Due to the Administrative Order on Consent, updated cost estimates were determined in accordance with AICPA Statement of Position 96-1, "Environmental Remediation Liabilities." At the Bunker Hill Superfund site, estimated future costs were increased based upon results of sampling activities completed through 2000 and current cost estimates to remediate residential yards and commercial properties.

         The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2002 and 2001 was as follows (in thousands):

         Balance at January 1, 2001                      $ 58,710
              Accruals for estimated costs                  1,062
              Payment of reclamation obligations           (7,291)
                                                         --------
         Balance at December 31, 2001                      52,481
              Accruals for estimated costs                  2,514
              Payment of reclamation obligations           (5,272)
                                                         --------
         Balance at December 31, 2002                    $ 49,723
                                                         ========

         For additional information regarding environmental matters, see Note 8 of Notes to Consolidated Financial Statements.

NOTE 6: INCOME TAXES

         Major components of our income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000, relating to continuing operations are as follows (in thousands):

                                               2002         2001         2000
                                             -------      -------      -------
    Current:
       Federal                               $    --      $    --      $    --
       Foreign                                   382           --           13
                                             -------      -------      -------
    Total current income tax provision
         (benefit)                               382           --           13
                                             -------      -------      -------

    Deferred:
       Federal                                    --           --           --
       Foreign                                (3,300)          --           --
                                             -------      -------      -------

    Total deferred income tax provision
         (benefit)                            (3,300)          --           --
                                             -------      -------      -------

    Total income tax provision (benefit)     $(2,918)     $    --       $   13
                                             =======      =======      =======

         For the year ended December 31, 2002, a deferred income tax benefit of approximately $3.3 million was recognized. Management recognized the benefit because it believes we are more likely than not to realize the value of some of the existing net operating loss carryforwards in Mexico resulting from the performance of the San Sebastian mine.

         For the year ended December 31, 2002, and 2001, the income tax provision related to discontinued operations was zero. For the year ended December 31, 2000, the income tax provision related to discontinued operations was $215,000.

         Domestic and foreign components of income (loss) from continuing operations before income taxes, discontinued operations and extraordinary charges, for the years ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

                                              2002         2001         2000
                                            --------     --------     --------
         Domestic                           $(11,234)    $(19,822)    $(79,645)
         Foreign                              19,179       10,240       (5,189)
                                            --------     --------     --------

         Total                              $  7,945     $ (9,582)    $(84,834)
                                            ========     ========     ========

         The components of the net deferred tax asset (liability) were as follows (in thousands):

                                                              December 31,
                                                       -----------------------
                                                           2002         2001
                                                       ----------   ----------
Deferred tax assets:
    Accrued reclamation costs                          $   16,906   $   18,231
    Investment valuation differences                        1,357        1,357
    Postretirement benefits other than pensions             1,551        1,437
    Deferred compensation                                     386          902
    Foreign net operating losses                            9,583        7,579
    Federal net operating losses                          112,634      109,627
    State net operating losses                             12,687       12,264
    Properties, plants and equipment                           --        2,747
    Tax credit carryforwards                                1,989        1,989
    Miscellaneous                                           1,668        1,479
                                                       ----------   ----------
    Total deferred tax assets                             158,761      157,612
    Valuation allowance                                  (150,165)    (153,214)
                                                       ----------   ----------
       Net deferred tax assets                              8,596        4,398
                                                       ----------   ----------
Deferred tax liabilities:
    Pension costs                                          (4,010)      (4,398)
    Properties, plants and equipment                       (1,130)          --
    Other                                                    (456)        (300)
                                                       ----------   ----------
       Total deferred tax liability                        (5,596)      (4,698)
                                                       ----------   ----------
Net deferred tax asset (liability)                     $    3,000   $     (300)
                                                       ==========   ==========

         We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

                                             2002         2001         2000
                                          ----------   ----------   ----------
Balance at beginning of year              $ (153,214)  $ (167,109)  $ (139,852)
      Increase due to exclusion of
      net deferred tax liability
      associated with discontinued
      operations                                  --           --       (3,266)

      Increase related to
      nonutilization of net
      operating loss carryforwards
      and nonrecognition of
      deferred tax assets due to
      uncertainty of recovery                     --           --      (23,991)

      Decrease related to
      recognition of foreign
      deferred tax asset                       3,000           --           --

      Decrease related to
      expiration of foreign net
      operating loss carryforwards
      and an adjustment to foreign
      property, plant and equipment               49       13,895           --
                                          ----------   ----------   ----------
Balance at end of year                    $ (150,165)  $ (153,214)   $(167,109)
                                          ==========   ==========    =========

         The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

                                2002              2001              2000
                            ------------      ------------     -------------
Computed "statutory"
   (benefit)/provision      $ 2,701   34%     $(3,258) (34)%   $(28,844) (34)%
Reduction of valuation
   allowance on Mexican
   loss carryforward         (3,000) (38)          --   --           --   --
Nonutilization of net
   operating losses and
   effect of foreign taxes   (2,619) (33)       3,258   34       28,857   34
                            ------------      ------------     -------------

                            $(2,918) (37)%    $    --   --%    $     13   --%
                            ============      ============     =============

         As of December 31, 2002, for income tax purposes, we have net operating loss carryforwards of $331.3 million and $283.1 million for regular and alternative minimum tax purposes, respectively. These operating loss carryforwards substantially expire over the next 15 to 20 years, the majority of which expire between 2006 and 2021. In addition, we have foreign tax operating loss carryforwards of approximately $28.2 million, which expire between 2003 and 2012. Approximately $17.4 million of regular tax loss carryforwards are subject to limitations in any given year due to mergers. We have approximately $0.9 million in alternative minimum tax credit carryforwards eligible to reduce future regular tax liabilities.

NOTE 7: LONG-TERM DEBT AND CREDIT AGREEMENT

         Long-term debt consists of the following (in thousands):

                                                              December 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
Revolving bank debt                                      $     --     $  2,800
Project financing debt                                      8,953       13,191
Subordinated bank debt                                      3,000        3,000
                                                         --------     --------
                                                           11,953       18,991
Less current portion                                       (7,296)      (7,043)
                                                         --------     --------
                                                         $  4,657     $ 11,948
                                                         ========     ========

         Future minimum debt repayments associated with long-term debt as of December 31, 2002, are as follows (in thousands):

         Year ending December 31
         -----------------------
         2003                                            $  7,296
         2004                                               2,332
         2005                                               1,366
         2006                                                 959
                                                         --------
         Total long-term debt repayments                 $ 11,953
                                                         ========

         In March 2002, we entered into a $7.5 million revolving bank agreement due in March 2004. Amounts under the bank agreement are available for general corporate purposes and are collateralized by our interest in the Greens Creek Joint Venture. At December 31, 2002, there was no amount outstanding under the revolving agreement.

         In April 2002, we completed a sales transaction for our headquarters building, terminating a $3.0 million revolving bank agreement collateralized by the building. For additional information relating to the sale of the headquarters building, see Note 4 of Notes to Consolidated Financial Statements.

         At December 31, 2002 and 2001, our wholly owned subsidiary, Hecla Resources Investments Limited (HRIL) had $3.5 million and $6.5 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is payable in semiannual payments through December 31, 2004, and had an interest rate of 4.2% at December 31, 2002.

         HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. We are required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At December 31, 2002, there were 103,430 ounces of gold sold forward. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter thereafter can be leased at a rate of 1.5% for each following quarter. We maintain a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with us receiving the fixed rate and paying the current floating gold lease rate.

         In connection with the project financing agreement, we have outstanding a $3.0 million subordinated loan agreement, repayable in three semiannual payments beginning June 30, 2003. The entire $3.0 million subordinated loan was outstanding at December 31, 2002 and 2001, $2.0 million of which is classified as current at December 31, 2002. The loan agreement gives us the option to add interest payments to the principal amount of the loan. At December 31, 2002, the interest amount added to principal was approximately $0.6 million. The interest rate on the subordinated debt was 5.8% as of December 31, 2002.

         At December 31, 2002, our wholly owned subsidiary, Minera Hecla, S.A. de C.V., (Minera Hecla) had $5.4 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian mine located near Durango, Mexico. The credit facility is nonrecourse to us. Under the terms of the credit facility, Minera Hecla will make monthly payments of principal and interest over 63 months. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions and bears interest at the rate of 13%.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Bunker Hill Superfund Site

         In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), entered into a consent decree with the Environmental Protection Agency (EPA) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located in Kellogg, Idaho. The 1994 Consent Decree (the "1994 Decree") settled our response-cost liability under CERCLA at the Bunker Hill 21-square mile site.

         In August 2000, Sunshine Mining and Refining Company which was also a party to the 1994 Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Decree. In response to a request by us and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree, issued an Order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision ("ROD") on the Basin-wide Remedial Investigation/Feasibility Study.

         The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, we intend to seek relief from the work program under the 1994 Decree within the Bunker Hill site. In addition, we and ASARCO negotiated a reduced 2002 work program with the EPA and the State of Idaho pending the outcome of the dispute resolution over the 1994 Decree. We anticipate negotiating the 2003 work program during the first half of 2003; however, we expect the work program for 2003 will be subject to a final decision on modification of the 1994 Decree by the Court.

         On February 2, 2003, ASARCO entered into a Consent Decree with the United States relating to a transfer of certain assets to its parent corporation, Grupo de Mexico, S.A. de C.V. The Consent Decree also addresses ASARCO's environmental liabilities on a number of sites in the United States, including the Bunker Hill site. The provisions of the Consent Decree could limit ASARCO's annual obligation at the Bunker Hill site for 2003 to 2005. In addition, in February 2003, we were advised that ASARCO had reached an agreement with the Coeur d'Alene Indian Tribe settling the Tribe's claims against ASARCO for damages to natural resources. We believe the settlement will have no material effect on any liability we may have for the Tribe's claims.

         As of December 31, 2002, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $8.3 million. These estimated expenditures are anticipated to be made over the next three to five years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

Coeur d'Alene River Basin Environmental Claims

         Coeur d'Alene Indian Tribe Claims

         In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against us, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. In February 2003, ASARCO reached an agreement with the Coeur d'Alene Tribe settling the Tribe's claim against ASARCO. The Tribe's natural resource damage litigation has been consolidated with the United States' litigation described below.

         U.S. Government Claims

         In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including us. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d'Alene River Basin in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants' historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that we and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. We have asserted a number of defenses to the United States' claims.

         As discussed above, in May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d'Alene, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate.

         The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the United States' claims on January 22, 2001, and was concluded on July 30, 2001. In the first phase of the trial, the Court was to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court was also asked to determine the liability of the United States for its historic involvement in the Basin. No decision on the issues before the Court in the first phase of the litigation has been issued. If liability is determined in the first phase, a second trial is anticipated to be scheduled during 2003 to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States' litigation.

         During 2000 and into 2001, we were involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Indian Tribe. We also participated with certain of the other defendants in the litigation in a State of Idaho led settlement effort. On August 16, 2001, we entered into a now terminated Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. That Agreement in Principle covered the potential settlement of liability relating not only to the Coeur d'Alene River Basin, but also other Idaho related claims for which separate provision has already been made (see
Note 5). The total undiscounted amount of the potential settlement was $138.0 million. Due to a number of changes that have occurred since the signing of the Agreement in Principle, including improvements in the environmental conditions at Grouse Creek and lower estimated clean-up costs in the Coeur d'Alene Basin as well as our improved financial condition, the terms of the multiple properties settlement approach set forth in the Agreement in Principle no longer appears favorable to us. Therefore, the United States, the State of Idaho and we have agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, we may participate in further settlement negotiations with the United States, the State of Idaho and the Coeur d'Alene Indian Tribe in the future. Due to a number of uncertainties related to this matter, including the outcome of pending litigation and the result of any settlement negotiations, we do not have the ability to estimate what, if any, liability we may have related to the Coeur d'Alene Basin at this time.

         It is reasonably possible that our ability to estimate what, if any, liability we may have relating to the Coeur d'Alene Basin may change in the near or long term depending on a number of factors. In addition, an adverse ruling against us for liability and damages in this matter could have a material adverse effect on us.

         Class Action Litigation

         On or about January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs. On April 23, 2002, we filed a motion with the Court to dismiss the claims for relief relating to any medical monitoring programs and the remediation and restoration programs. At a hearing before the Idaho District Court on our and other defendants' motions held October 16, 2002, the Judge struck the complaint filed by the plaintiffs in January 2002 and instructed the plaintiffs to re-file the complaint limiting the relief requested by the plaintiffs to wholly private damages. The Court also dismissed the medical monitoring claim as a separate cause of action and stated that any requested remedy that encroached upon the EPA's cleanup in the Silver Valley would be precluded by the pending Federal Court case described above. The plaintiffs re-filed their amended complaint on January 9, 2003. As ordered by the Court, the amended complaint omits any cause of action for medical monitoring and no longer requests relief in the form of real property remediation or restoration programs. We believe the complaint is subject to challenge on a number of bases and intend to vigorously defend this litigation.

Insurance Coverage Litigation

         In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe's lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site Consent Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of December 31, 2002, we have not reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other Claims

         In 1999 and 2000, three lawsuits were filed against our then subsidiary, Kentucky-Tennessee Clay Company (K-T Clay), based upon damages incurred by animal feed producers, when the Food and Drug Administration determined trace elements of dioxin were present in poultry as a result of ball clay from K-T Clay being added to poultry feed. Dioxin was determined to be inherently present in ball clays generally.

         In March 2001, prior to trial, K-T Clay settled the most significant of claims against K-T Clay through a settlement payment substantially funded by K-T Clay's insurance carrier. K-T Clay contributed $230,000 toward the settlement. In July 2002, K-T Clay, through its insurance carrier, negotiated settlements of both remaining lawsuits. The settlement payments have been funded 100% by K-T Clay's insurance carrier. Based on the settlement agreements, the respective courts dismissed both remaining lawsuits.

         On November 17, 2000, we entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of K-T Clay and K-T Mexico, which included the ball clay and kaolin operations, for a price of $68.0 million. On January 18, 2001, Zemex U.S. Corporation failed to close on the transaction, and on January 22, 2001, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against the parent, Zemex Corporation, under its guarantee for its subsidiary's failure to close on the purchase and meet its obligations under the November 2000 agreement. On January 18, 2003, the parties reached an agreement to settle our claims in full for $3,950,000, pursuant to which Zemex has paid.

         In March 2002, Independence Lead Mines Company (Independence), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday mine, notified us of certain alleged defaults by us under the 1968 Lease Agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleges that we violated the "prudent operator obligations" implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the Lease Agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the Lease Agreement and requesting unspecified damages. We believe that we have fully complied with all obligations of the 1968 Lease Agreement and will be able to successfully defend our right to operate the property under the Lease Agreement.

         In Mexico, our subsidiary, Minera Hecla, S.A. de C.V. (Minera Hecla), is involved in litigation in Mexico City concerning a lien on certain major components of the Velardena mill at the San Sebastian mine that predated the sale of the mill to Minera Hecla. The unpaid amount of the lien is in dispute. At the time of the purchase, the lien amount was believed to be approximately $590,000 and that amount was deposited with the court. The lien holder now alleges the amount owed is approximately $2,017,000, plus accrued interest. The lien holder has tried with limited success to remove the mill components subject to the lien. On January 23, 2003,

Minera Hecla deposited $145,000 which represented the amount of accrued interest since the date of sale and Minera Hecla requested that the court cancel the lien. The lien holder opposed the request made by Minera Hecla. In February 2003, the court in Mexico City issued a decision that the lien was fully satisfied with the deposit made by Minera Hecla on January 23, 2003, and the court cancelled the lien.

         In a related legal proceeding in Mexico, there is currently pending an appeal in Mexico of the $2,017,000 judgment against the mill's prior owner, BLM Minera Mexicana (BLM), which underlies the lien. However, the decision by the court in Mexico City in February 2003 held that the lien on the mill mentioned above does not guarantee the $2,017,000 judgment against BLM as the lien holder alleged. Based upon that decision, Minera Hecla and the Velardena mill will not be subject to any further attachment by the lien holder in its pending action against BLM.

         We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these other matters, it is the opinion of our management that the outcome of these other proceedings will not have a material adverse effect on our financial condition.

NOTE 9: EMPLOYEE BENEFIT PLANS

         We sponsor defined benefit pension plans covering substantially all employees and provide certain postretirement benefits, principally health care and life insurance benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2002, and a statement of the funded status as of December 31, 2002 and 2001 (in thousands):

                                                Pension Benefits           Other Benefits
                                             ---------------------     ---------------------
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------
Change in benefit obligation:
  Benefit obligation at beginning of year    $ 41,095     $ 45,994     $  2,618     $  2,377
  Service cost                                    534          822            9           24
  Interest cost                                 2,814        2,707          183          166
  Participant transfers in                         79           --           --           --
  Plan amendments                                  --        2,027          (58)          --
  Actuarial (gain) loss                         4,712       (1,678)        (397)         177
  Divestitures                                     --       (4,044)          --           --
  Settlements                                     900       (1,934)        (900)          --
  Curtailments                                     --         (501)          --           --

  Benefits paid                                (3,063)      (2,298)         (79)        (126)
                                             --------     --------     --------     --------
Benefit obligation at end of year              47,071       41,095        1,376        2,618

Change in plan assets:
  Fair value of plan assets at
    beginning of year                          52,109       67,285           --           --
  Actual return on plan assets                 11,231       (6,496)          --           --
  Divestitures                                     --       (4,027)          --           --
  Employer contributions                          120           64           79          126
  Settlements                                      --       (2,419)          --           --
  Benefits paid                                (3,063)      (2,298)         (79)        (126)
                                             --------     --------     --------     --------
Fair value of plan assets at end of year       60,397       52,109           --           --

Funded status at end of year                   13,326       11,014       (1,376)      (2,618)
  Unrecognized net actuarial gain              (5,563)      (3,333)        (252)        (153)
  Unrecognized transition obligation               12           35           --           --
  Unrecognized prior-service cost               2,189        2,687          134          209
                                             --------     --------     --------     --------
Net amount recognized in consolidated
    balance sheets                           $  9,964     $ 10,403     $ (1,494)    $ (2,562)
                                             ========     ========     ========     ========

         The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2002 and 2001 (in thousands):

                                                Pension Benefits           Other Benefits
                                             ---------------------     ---------------------
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------
Other noncurrent assets:
  Prepaid benefit costs                      $ 11,792     $ 12,067     $     --     $     --
Other noncurrent liabilities:
  Accrued benefit liability                    (1,828)      (1,664)      (1,494)      (2,562)
                                             --------     --------     --------     --------
Net amount recognized                        $  9,964     $ 10,403     $ (1,494)    $ (2,562)
                                             ========     ========     ========     ========

         The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

                                                Pension Benefits           Other Benefits
                                             ---------------------     ---------------------
                                               2002         2001         2002         2001
                                             --------     --------     --------     --------

         Discount rate                         6.50%        7.00%        6.50%        7.00%
         Expected rate on plan assets          8.00%        9.00%          --           --
         Rate of compensation increase         4.00%        3.50%          --           --

         Net periodic pension cost (income) for the plans consisted of the following in 2002, 2001 and 2000 (in thousands):

                                                    Pension Benefits                             Other Benefits
                                        ----------------------------------------     ----------------------------------------
                                           2002           2001           2000           2002           2001          2000
                                        ----------     ----------     ----------     ----------     ----------     ----------
Service cost                            $      534     $      822     $    1,406     $        9     $       24     $       24
Interest cost                                2,814          2,707          2,989            183            166            169
Expected return on plan assets              (4,585)        (5,593)        (5,192)            --             --             --
Amortization of transition
   asset (obligation)                           23           (711)          (426)            --             --             --
Amortization of unrecognized
   prior service cost                          439            246            315             75             75             75
Amortization of unrecognized net
   gain (loss) from earlier periods             15           (450)          (420)           (18)           (22)           (14)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Net periodic pension cost (income)            (760)        (2,979)        (1,328)           249            243            254

Curtailment loss                                --            395             --             --             --             --
                                        ----------     ----------     ----------     ----------     ----------     ----------
Net periodic benefit cost (income)
   after curtailment                    $     (760)    $   (2,584)    $   (1,328)    $      249      $     243     $      254
                                        ==========     ==========     ==========     ==========      =========     ==========

         During 2002, certain postretirement benefit obligations were transferred to the Hecla Mining Company and Lucky Friday Pension Plans. As a result of the transfer, approximately $1.2 million of accrued postretirement benefit obligations were transferred to the pension plans which reduced the net prepaid pension benefit by $1.2 million.

         During 2001, as part of the sale of the K-T Clay Group, we recognized a $0.5 million pension curtailment gain on the Hecla Mining Company Pension Plan. This gain was a result of the elimination of salaried employees at K-T Clay from inclusion in the Hecla Mining Company Pension Plan. Also, as part of the K-T Clay Group sale, $2.4 million in assets of the Hecla Mining Company Pension Plan were transferred to the purchaser's pension plan to fund the liability of plan participants that were employed by the K-T Clay Group at the time of the sale. In addition, two hourly pension plans for hourly employees of the K-T Clay Group were transferred to the purchaser in their entirety as part of the sale of the K-T Clay Group.

         As a result of a reduction in the workforce at the Lucky Friday mine during 2001, we recorded a pension curtailment loss of approximately $0.9 million associated with the Lucky Friday Hourly Pension Plan.

         For the year ended December 31, 2000, the net periodic pension cost related to the defined benefit plans of the industrial minerals segment, which is reported as a discontinued operation as of December 31, 2000, was $0.1 million. These plans were transferred as part of the sale of the K-T Clay Group during 2001.

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,436,000, $1,436,000 and zero, respectively, as of December 31, 2002, and $1,303,000, $1,303,000 and zero, respectively, as of December 31, 2001.

         We have a nonqualified Deferred Compensation Plan, which permits eligible officers, directors and key employees to defer a portion of their compensation. In November 1998, we amended the plan to permit participants to transfer all or a portion of their deferred compensation amounts into a Hecla common stock account to be held in trust until distribution. As of December 31, 2002 and 2001, a total of 20,442 and 102,114 shares, respectively, of our common stock are held in the grantor trust. Shares held in the grantor trust are valued at fair value at the time of issuance, are recorded in the contra equity account "Stock held by grantor trust," and are legally outstanding for registration purposes and dividend payments. The shares held in the grantor trust are considered outstanding for purposes of calculating loss per share. The deferred compensation, together with company matching amounts and accumulated interest, is distributable in cash after retirement or termination of employment, and at December 31, 2002 and 2001, amounted to approximately $1.0 and $2.3 million, respectively. During 2001, the plan was terminated and amounts were distributed during 2002 with the remaining balance to be distributed in 2003.

         In 2002, a new Deferred Compensation Plan was approved by our shareholders and allows eligible officers and key employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into either the stock account, with no matching contribution, or participants may utilize the investment account to purchase discounted stock options. During 2002, participants purchased approximately 6,740 discounted stock options under the Plan. As of December 31, 2002, the deferred compensation, together with matching amounts and accumulated interest, is distributable based upon distribution dates as elected by the participants, and amounted to approximately $0.1 million.

         We have an employees' Capital Accumulation Plan, which is available to all salaried and certain hourly employees after completion of two months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee's contribution up to, but not exceeding, 6% of the employee's earnings. Our contribution was approximately $88,000 in 2002, $102,000 in 2001, and $232,700 in 2000. Our
contribution for 2001 was paid through the issuance of 53,842 shares of our treasury stock.

         We have an employee's 401(k) plan, which is available to all hourly employees at the Lucky Friday mine after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee's contribution up to, but not exceeding, 5% of the employee's earnings. Our contribution was approximately $19,000 in 2002, $40,000 in 2001, and $60,000 in 2000.

NOTE 10: SHAREHOLDERS' EQUITY

Preferred Stock

         We are authorized to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors or a duly authorized committee thereof, without stockholder approval. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series.

         Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by our board of directors and have voting rights related to certain amendments to our Certificate of Incorporation. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred shares to elect two directors at our annual shareholders' meeting. On May 10, 2002, holders of the preferred shares, voting as a class, elected two additional directors. One of these directors has since resigned and the remaining director is anticipated to fill the vacancy during 2003.

         The preferred shares are convertible, in whole or in part, at the option of the holders thereof, into shares of common stock at an initial conversion price of $15.55 per share of common stock. The preferred shares are redeemable at our option at $50.00 per share (plus $0.35 per share if redeemed between July 1, 2002 and June 30, 2003), plus all dividends in arrears up to the date fixed for redemption.

         On June 13, 2002, we announced our intent to offer to holders of our preferred shares an exchange of each of their preferred shares for seven shares of our common stock. A total of 1,546,598 shares, or 67.2%, of the total number of preferred shares outstanding were validly tendered and exchanged into 10,826,186 shares of our common stock. As of December 31, 2002, 753,402 shares of preferred stock remained outstanding.

         As a result of this exchange, we incurred a non-cash dividend charge of approximately $17.6 million, which represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charge had no impact on our total shareholders' equity, as the offset was an increase in common stock and surplus. As a result of the completed exchange offer, the total of cumulative preferred dividends was $23.3 million for the year ended December 31, 2002. Beginning in 2003, the $8.0 million annual cumulative preferred dividends that have historically been included in the calculation of earnings applicable to common shareholders will be reduced to approximately $2.6 million. The completed exchange offering also eliminated $11.2 million of previously undeclared and unpaid preferred stock dividends.

         The preferred shares rank senior as to dividends and upon liquidation to the common stock and any outstanding shares of Series A Preferred Shares. The preferred shares have a liquidation preference of $50.00 per share plus all undeclared and unpaid dividends. Such preference totaled $44,262,000 at December 31, 2002.

Shareholder Rights Plan

         Each share of our common stock is accompanied by a preferred stock purchase right (Right) that trades with the share of common stock. Upon the terms and subject to the conditions of our Rights Agreement dated as of May 10, 1996 (Rights Agreement), a holder of a Right is entitled to purchase one one-hundredth of a share of preferred stock at an exercise price of $50, subject to adjustment, in several circumstances, including upon merger. The Rights are currently represented by the certificates for our common stock and are not separately transferable. Transferable rights certificates will be issued at the earlier of (i) the 10th day after the public announcement that any person or group has acquired beneficial ownership of 15% or more of our common stock (an Acquiring Person) or (ii) the 10th day after a person commences, or announces an intention to commence, a tender or exchange offer the consummation of which would result in any person or group becoming an Acquiring Person. The 15% threshold for becoming an Acquiring Person may be reduced by the board of directors to not less than 10% prior to any such acquisition.

         All the outstanding Rights may be redeemed by us for $0.01 per Right prior to such time that any person or group becomes an Acquiring Person. Under certain circumstances, the board of directors may decide to exchange each Right (except Rights held by an Acquiring Person) for one share of common stock. The Rights will expire on May 19, 2006, unless earlier redeemed. Additional details regarding the Rights are set forth in the Rights Agreement filed with the Securities and Exchange Commission on May 10, 1996.

Stock Based Plans

         At December 31, 2002, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock based plans described below. We have adopted the disclosure-only provisions of SFAS 123. No compensation expense has been recognized in 2002, 2001 or 2000 for unexercised options related to the stock option plans. Had compensation cost for our stock option plans been determined based on the fair market value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, our loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                               2002         2001         2000
                                             --------     --------     --------
Loss applicable to common shareholders:
  As reported                                $ 14,614     $  5,710     $ 92,015

  Stock-based employee compensation
    expense included in reported loss            (796)        (164)          (9)


  Total stock-based employee
    compensation expense determined under
    fair value based method for all awards      2,353          944          931
                                             --------     --------     --------
  Pro forma                                  $ 16,171     $  6,490     $ 92,937
                                             ========     ========     ========

Loss applicable to common
  shareholders per share:
     As reported                             $   0.18     $   0.08     $   1.38
     Pro forma                               $   0.20     $   0.09     $   1.39

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2002         2001         2000
                                             --------     --------     --------
   Expected dividend yield                       0.00%        0.00%        0.00%
   Expected stock price volatility              78.89%       61.24%       49.03%
   Risk-free interest rate                       2.09%        4.68%        6.74%
   Expected life of options                 3.0 years    4.3 years    4.1 years

         The weighted average fair value of options granted in 2002, 2001 and 2000 was $1.38, $0.47 and $0.51, respectively.

         We adopted a nonstatutory stock option plan in 1987. The plan provides that options may be granted to certain officers and key employees to purchase common stock at a price of not less than 50% of the fair market value at the date of grant. The plan also provides that options may be granted with a corresponding number of stock appreciation rights and/or tax offset bonuses to assist the optionee in paying the income tax liability that may exist upon exercise of the options. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. During 2002, 2001 and 2000, respectively, 46,000, 8,000 and 23,500 options to acquire shares expired under the 1987 plan. The ability to grant further options under the plan expired on February 13, 1997.

         Our officers and employees, designated by the committee of the board designated to administer the plan who are responsible for or who contribute to our management, growth and profitability are eligible to be granted awards under the Hecla Mining Company 1995 Stock Incentive Plan (1995 Stock Incentive Plan). Stock options, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance units are available for grant under the 1995 Stock Incentive Plan by the committee in its discretion. The 1995 Stock Incentive Plan as amended in 2002 authorizes the issuance of up to 6,000,000 shares of our common stock pursuant to the grant or exercise of awards under the plan. The board committee that administers the 1995 Stock Incentive Plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. The 1995 Stock Incentive Plan will terminate 15 years after the effective date of the plan.

         At the time an award is made under the 1995 Stock Incentive Plan or at any time thereafter, the committee may grant to the participant receiving such award the right to receive a cash payment in an amount specified by the committee, to be paid at such time or times as the award results in compensation income to the participant, for the purpose of assisting the participant to pay the resulting taxes, all as determined by the committee and on such other terms and conditions as the committee shall determine.

         During 2002, 2001 and 2000, respectively, options to acquire 1,095,000, 698,000 and 481,000 shares were granted to our officers and key employees of which 1,095,000, 641,000 and 385,000, respectively, of these options were granted with vesting requirements. Under the vesting requirements for 2002, 33% of the shares subject to options were purchaseable and were available on the date of the grant, with an additional 33% made available on July 22, 2002, due to the stock price remaining $1.00 above the grant price for ten consecutive days. The remaining 33% will become available on the first to occur of the second anniversary of grant or when the stock price remains $2.00 above the grant price for ten consecutive days. For the options granted during 2002, there is no tax offset bonus provision. During 2002, 2001 and 2000, respectively, 4,000, 114,500 and 947,500 options to acquire shares expired under the 1995 plan.

         In March 2002, 431,277 shares of our common stock were issued to key personnel for incentive compensation earned during the year ended December 31, 2001, under the 1995 Stock Incentive Plan.

         In November 2001, 76,142 shares of our restricted common stock were issued to one of our officers as a component of the officer's base salary for the twelve-month period commencing December 1, 2001. These shares were issued under the 1995 Stock Incentive Plan.

         At December 31, 2002, there were 2,192,581 shares available for future grant under the 1995 plan.

         In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the Directors' Stock Plan), which may be terminated by our board of directors at any time. Each nonemployee director was credited with 1,000 shares of our common stock on May 30 of each year. On July 18, 2002, holders of our common stock approved an amendment to the

Directors' Stock Plan to change the number of shares of common stock to be delivered to each nonemployee director annually from 1,000 shares to that number of shares determined by dividing $10,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. This amendment was retroactive to our board of directors approval of the amendment on May 10, 2002. Nonemployee directors joining our board of directors after May 30 of any year are credited with a pro-rata number of shares based upon the date they join the Board.

         All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of (1) death or disability; (2) retirement; (3) a cessation of the director's service for any other reason; or (4) a change in control. Subject to certain restrictions, directors may elect to receive delivery of shares on such date or in annual installments thereafter over 5, 10 or 15 years. The shares of our common stock credited to nonemployee directors pursuant to the Directors' Stock Plan may not be sold until at least six months following the date they are delivered. The maximum number of shares of common stock which may be granted pursuant to the Directors' Stock Plan, was increased from 120,000 to 1,000,000 in 2002. During 2002, 2001 and 2000, respectively, 72,681, 7,000 and
8,000 shares were credited to the nonemployee directors. During 2002, 2001 and 2000, $70,000, $7,000 and $9,000, respectively, were charged to operations associated with the Directors' Stock Plan. At December 31, 2002, there were 849,589 shares available for grant in the future under the plan.

         Transactions concerning stock options pursuant to all of the above-described stock option plans are summarized as follows:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                    ---------   ----------------
         Outstanding, December 31, 1999             2,307,915       $  5.39

         Year  ended  December  31, 2000
                Granted                               481,000       $  1.31
                Exercised                                  --       $    --
                Expired                              (973,415)      $  4.40
                                                    ---------

         Outstanding,  December 31, 2000            1,815,500       $  4.85

         Year  ended  December  31, 2001
                Granted                               698,000       $  1.13
                Exercised                                  --       $    --
                Expired                              (122,500)      $  2.41
                                                    ---------

         Outstanding,  December 31, 2001            2,391,000       $  3.89

         Year  ended  December  31, 2002
                Granted                             1,095,000       $  3.25
                Exercised                            (634,330)      $  1.85
                Expired                               (50,000)      $  9.75
                                                    ---------
         Outstanding,  December 31, 2002            2,801,670       $  3.99
                                                    =========

         The following table displays exercisable stock options and the weighted average exercise price of the exercisable options as of December 31, 2002, 2001 and 2000:

                                              2002         2001         2000
                                           ----------   ----------   ----------

Exercisable options                         2,467,714    1,701,400    1,322,533
Weighted average exercise price            $     4.09   $     4.62   $     5.36

         The following table presents information about the stock options outstanding as of December 31, 2002:

                                                                                    Weighted Average
                                                                            ------------------------------
                                                          Range of                               Remaining
                                      Shares           Exercise Price       Exercise Price     Life (years)
                                 ---------------      ---------------       ------------------------------
     Exercisable options                 488,001      $ 1.13 - $ 1.31           $ 1.15               4
     Exercisable options                 323,500      $ 2.88 - $ 2.88           $ 2.88               6
     Exercisable options                 667,713      $ 3.23 - $ 3.48           $ 3.25               3
     Exercisable options                 775,000      $ 5.63 - $ 8.00           $ 5.86               5
     Exercisable options                 213,500      $ 8.63 - $ 9.63           $ 8.91               2
                                 ---------------
     Total exercisable options         2,467,714      $ 1.13 - $ 9.63           $ 4.09               4

     Unexercisable options               333,956      $ 3.23 - $ 3.48           $ 3.25               3
                                 ---------------
     Total all options                 2,801,670      $ 1.13 - $ 9.63           $ 3.99               4
                                 ===============

         For the year ended December 31, 2002, approximately $0.7 million was recognized for tax offset bonus expenditures and accruals on employee stock option plans. No amounts were charged to operations in connection with the stock option plans in 2001 or 2000.

Common Stock Offerings

         In January 2003, we completed an underwritten public offering of 23.0 million newly issued shares of our common stock. Net proceeds from the offering totaled approximately $91.2 million, which will be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. The public offering also included 2.0 million shares held by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the Benefit Plans). The benefit plans realized net proceeds of approximately $8.0 million from the sale of the 2.0 million shares included in the public offering.

         We also filed a Registration Statement with the Securities and Exchange Commission covering 1,394,883 shares of our common stock held by the benefit plans and 2,000,000 shares of our common stock issuable upon exercise of warrants issued to Great Basin Gold Ltd. (Great Basin) pursuant to an Earn-in Agreement discussed in Note 4. The Registration Statement became effective in January 2003.

         In August 2001, we issued 5,749,883 shares of our common stock in a private placement transaction for the benefit of the Hecla Mining Company Retirement Plan and the Lucky Friday

Pension Plan for approximately $5.5 million. Proceeds from the private placement were available for general corporate purposes.

         In connection with a May 1999 stock offering, we issued warrants to purchase 1,603,998 shares of our common stock exercisable until May 11, 2002. Each warrant entitled the holder to purchase one share of common stock at an exercise price equal to the lesser of (i) $3.19, or (ii) 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to us. During 2002 and 2001, warrants to purchase 1,098,801 and 408,000 shares, respectively, were exercised. Proceeds of $1.8 million and $0.4 million, respectively, were realized from the exercise of the warrants in 2002 and 2001.

NOTE 11: BUSINESS SEGMENTS

         We are organized and managed primarily on the basis of our principal products being produced from our operating units. Three of our operating units have been aggregated into the Silver segment, one into the Gold segment and one operating unit has been designated as part of the Industrial Minerals segment. During November 2000, the Industrial Minerals segment was designated as a discontinued operation. For further discussion, see Note 2 - Discontinued Operations. General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense is considered a general corporate expense and is not allocated to segments.

         The tables below present information about reportable segments as of and for the years ended December 31 (in thousands). Information related to the statement of operations data relates to continuing operations only. See Note 2 for information related to the Industrial Minerals segment operations.

                                               2002         2001        2000
                                            ---------    ---------   ----------
Net sales to unaffiliated customers:
   Silver                                   $  56,404    $  43,795   $   44,277
   Gold                                        49,296       41,452       31,573
                                            ---------    ---------   ----------
                                            $ 105,700    $  85,247   $   75,850
                                            =========    =========   ==========

Income (loss) from operations:
   Silver                                   $   4,149    $  (8,640)  $  (37,699)
   Gold                                        13,741       11,525      (13,982)
   Other                                       (8,135)      (9,117)     (27,834)
                                            ---------    ---------   ----------
                                            $   9,755    $  (6,232)  $  (79,515)
                                            =========    =========   ==========

Capital expenditures (including
    noncash additions):
   Silver                                   $   4,690    $  13,183   $    6,670
   Gold                                         5,814        4,692        4,592
   Discontinued operations                        - -          145        3,921
   Other                                          715           15           27
                                            ---------    ---------   ----------
                                            $  11,219    $  18,035   $   15,210
                                            =========    =========   ==========

Depreciation, depletion and amortization:
   Silver                                   $  11,263    $  10,607   $   10,809
   Gold                                        11,273        9,868        7,282
   Other                                          116          265          282
                                            ---------    ---------   ----------
                                            $  22,652    $  20,740   $   18,373
                                            =========    =========   ==========

                                               2002         2001         2000
                                            ---------    ---------    ---------
Other significant noncash items:
   Silver                                   $   1,117    $     707    $  31,759
   Gold                                         4,420          354        9,241
   Discontinued operations                        135           --          159
   Other                                          296           44       17,329
                                            ---------    ---------    ---------
                                            $   5,968    $   1,105    $  58,488
                                            =========    =========    =========

Identifiable assets:
   Silver                                   $  82,522    $  84,845    $  81,572
   Gold                                        40,004       40,489       42,667
   Industrial Minerals                            686          - -           --
   Discontinued operations                         --        2,714       44,057
   Other                                       36,929       25,068       26,540
                                            ---------    ---------    ---------
                                            $ 160,141    $ 153,116    $ 194,836
                                            =========    =========    =========

         The following is sales information for continuing operations by geographic area for the years ended December 31 (in thousands):

                                               2002         2001         2000
                                            ---------    ---------    ---------
United States                               $   7,779    $  15,895    $  25,147
Canada                                         13,276       15,951       15,274
Mexico                                         22,929       12,018        6,193
United Kingdom                                 28,070       20,771       22,417
Japan                                          24,090       13,018        3,556
Other foreign                                   9,556        7,594        3,263
                                            ---------    ---------    ---------
                                            $ 105,700    $  85,247    $  75,850
                                            =========    =========    =========

         The following is sales information for continuing operations by country of origin for the years ended December 31 (in thousands):

                                               2002         2001         2000
                                            ---------    ---------    ---------
United States                               $  33,439    $  36,058    $  51,019
Venezuela                                      48,730       41,406       24,780
Mexico                                         23,531        7,783           51
                                            ---------    ---------    ---------
                                            $ 105,700    $  85,247    $  75,850
                                            =========    =========    =========

         The following is properties, plants and equipment information for continuing operations by geographic area as of December 31 (in thousands):

                                               2002         2001
                                            ---------    ---------
         United States                      $  64,031    $  69,791
         Venezuela                             20,250       25,677
         Mexico                                 8,084        9,125
                                            ---------    ---------
                                            $  92,365    $ 104,593
                                            =========    =========

         Sales to significant metals customers as a percentage of total sales from the Silver and Gold segments were as follows for the years ended December 31:

                                               2002         2001         2000
                                            ---------    ---------    ---------
         Standard Bank London                  24.8%        25.2%        24.9%
         Met-Mex Penoles, S.A. de C.V.         21.7%        14.1%         8.2%
         Mitsubishi International Corp.        19.9%        11.2%          --%
         Teck Cominco Ltd.                     12.6%        16.3%        16.3%
         HSBC Bank USA                          6.1%        13.8%        15.5%

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

         The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices as recognized in the financial statements. Fair value of forward contracts and commodity swap contracts are supplied by our counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The fair value of long-term debt is based on the discounted value of contractual cash flows and at December 31, 2002, and 2001 approximates fair value. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

         The estimated fair values of other financial instruments are as follows (in thousands):

                                                    December 31,
                                      -----------------------------------------
                                               2002                   2001
                                      -------------------    ------------------
                                      Carrying      Fair     Carrying     Fair
                                      Amounts      Value     Amounts     Value
                                      ---------  --------    ---------  -------
    Financial assets (liabilities):
       Gold forward sales contracts    $    --    $(6,480)   $   256    $   576
       Gold lease rate swap            $   307    $   307    $   (56)   $   (56)

NOTE 13: INCOME (LOSS) PER COMMON SHARE

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the losses applicable to common shareholders in computing basic and diluted loss per common share (dollars and shares in thousands, except per share amounts). A non-cash dividend of approximately $17.6 million was included in the 2002 amounts related to the completed preferred stock exchange offering. For additional information relating to the exchange offering, see Note 10 of Notes to Consolidated Financial Statements.

                                               2002         2001         2000
                                            ---------    ---------    ---------
Income (loss) before extraordinary
     item and preferred stock dividends     $   8,639    $   2,340    $ (83,318)
Less: Extraordinary item                           --           --         (647)
Less: Preferred stock dividends               (23,253)      (8,050)      (8,050)
                                            ---------    ---------    ---------
Basis and diluted loss applicable to
     common shareholders                    $ (14,614)   $  (5,710)   $ (92,015)
                                            =========    =========    ==========

Basic and dilutive weighted average shares     80,250       69,396       66,791
                                            ---------    ---------    ---------
Basic and diluted loss per common share     $   (0.18)   $   (0.08)   $   (1.38)
                                            =========    =========    =========

         These calculations of diluted losses per share exclude the effects of convertible preferred stock ($37.7 million in 2002 and $115.0 million in 2001 and 2000), as well as common stock issuable upon the exercise of various stock options and warrants, as their conversion and exercise would be antidilutive, as follows:

                                              2002         2001         2000
                                            ---------    ---------    ---------
      Stock Options                         2,801,670    2,317,000    1,816,000

      Warrants                              2,000,000    1,098,801    1,506,998

NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)

         Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

                                                                       Total
                                        Unrealized                  Accumulated
                            Foreign   Gains (Losses)   Change in       Other
                           Currency        On          Derivative  Comprehensive
                             Items      Securities    Contracts(1) Income (Loss)
                           --------      --------      --------      --------
Balance December 31, 1999  $ (4,898)     $     27      $     --      $ (4,871)
2000 change                      --            13            --            13
                           --------      --------      --------      --------
Balance December 31, 2000    (4,898)           40            --        (4,858)
2001 change                   4,898           (26)          159         5,031
                           --------      --------      --------      --------
Balance December 31, 2001        --            14           159           173
2002 change                      --             9          (218)         (209)
                           --------      --------      --------      --------
Balance December 31, 2002  $     --      $     23      $    (59)     $    (36)
                           ========      ========      =========     ========

(1) Included in the change in derivative contracts for the year ended December 31, 2001, is a $136,000 loss on the cumulative effect of adopting SFAS 133, $39,000 of realization on gold lease swaps during 2001 and a fair value gain adjustment on swaps outstanding at December 31, 2001, of $256,000. Included in the change in derivative contracts for the year ended December 31, 2002, was $38,000 of realization on gold lease swaps during 2002 and a fair value loss adjustment on swaps expired in January 2002.

NOTE 15: INVESTMENT IN GREENS CREEK JOINT VENTURE

         We hold a 29.73% interest in the Greens Creek mine through a joint-venture arrangement. We record our portion of the assets and liabilities of the Greens Creek mine on the proportionate consolidation method whereby 29.73% of the assets and liabilities of the Greens Creek mine are included in our consolidated financial statements. The following summarized balance sheets as of December 31, 2002 and 2001, and the related summarized statement of operations for the years ended December 31, 2002 and 2001, are derived from the audited financial statements of the Greens Creek Joint Venture. The financial information below is presented on a 100% basis (in thousands).

Balance Sheet:                                              2002         2001
                                                         ---------    ---------
Assets:
       Current assets                                    $  22,945    $  18,666
       Property, plant and equipment, net                  144,515      155,028
                                                         ---------    ---------
                 Total assets                            $ 167,460    $ 173,694
                                                         =========    =========
Liabilities and equity:
       Liabilities                                       $  16,642    $  14,813
       Equity                                              150,818      158,881
                                                         ---------    ---------
                 Total liabilities and equity            $ 167,460    $ 173,694
                                                         =========    =========

Summary of Operations:                                      2002         2001
                                                         ---------    ---------
Net Revenue                                              $  85,429    $  75,432
                                                         =========    =========
Operating income (loss)                                  $   5,274    $  (3,694)
                                                         =========    =========
Net income (loss)                                        $   5,437    $  (3,658)
                                                         =========    =========

         The Greens Creek mine is operated through a joint-venture arrangement, and we own an undivided 29.73% interest in the assets of the venture. Under the joint-venture agreement, the joint participants, including us, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of the joint venture, we could incur losses in excess of our pro-rata share of the joint venture. In the event any participant so defaults, the agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting party's share of products, or its joint-venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to us, we have no reason to believe that our joint-venture participants with respect to Greens Creek mine will be unable to meet their financial obligations under the terms of the agreement.

               Hecla Mining Company and Wholly Owned Subsidiaries

                          Form 10-K - December 31, 2002

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

4.3 Stock Purchase Agreement dated as of August 27, 2001 between Hecla Mining Company and Copper Mountain
          Trust.(2)

4.4       Warrant Agreement dated August 2, 2002 between Hecla
          Mining Company and Great Basin Gold Ltd.(2)

4.5 Registration Rights Agreement dated August 2, 2002 between Hecla Mining Company and Great Basin Gold Ltd.(2)

10.1(e) Fourth Amendment to Restated Credit Agreement dated as of December 30, 1999, among NationsBank, N.A. and Registrant.(2)

               Hecla Mining Company and Wholly Owned Subsidiaries

                          Form 10-K - December 31, 2002

                                Index to Exhibits


          Number and Description of Exhibits
          ----------------------------------

10.2      Employment agreement dated June 1, 2000, between
          Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements with each of Messrs. Phillips S. Baker, Jr., Thomas F. Fudge, Lewis E. Walde, and Michael H. Callahan, Ronald W. Clayton and
          Ms. Vicki J. Veltkamp. Such substantially identical agreements are not included as separate Exhibits.)(1,2)

10.3(a) Form of Executive Deferral Plan Master Document, as amended, effective November 13, 1998.(1,2)

10.3(b) Form of Director Deferral Plan Master Plan Document effective January 1, 1995.(1,2)

10.4(a)   1987 Nonstatutory Stock Option Plan of the Registrant.(1,2)

10.4(b) Hecla Mining Company 1995 Stock Incentive Plan as amended.(1,2)

10.4(c) Hecla Mining Company Stock Plan for Nonemployee Directors as amended.(1,2)

10.4(d)   Hecla Mining Company Key Employee Deferred Compensation
          Plan.(1,2)

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

10.5(b)   Supplemental Excess Retirement Master Plan Documents.(1,2)

10.5(c)   Hecla Mining Company Nonqualified Plans Master Trust
          Agreement.(1,2)

10.6 Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers.(1,2)

10.7      Summary of Short-term Performance Payment Plan.(1,2)

               Hecla Mining Company and Wholly Owned Subsidiaries

                          Form 10-K - December 31, 2002

                                Index to Exhibits


          Number and Description of Exhibits
          ----------------------------------

10.8(a) Amended and Restated Golden Eagle Earn-In Agreement between Santa Fe Pacific Gold Corporation and Hecla
          Mining Company dated as of September 6, 1996.(2)

10.8(b)   Golden Eagle Operating Agreement between Santa Fe
          Pacific Gold Corporation and Hecla Mining Company dated as of September 6, 1996.(2)

10.8(c) First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002 by and between Echo Bay Mines Ltd. and Hecla Mining Company.(2)

10.9      Limited Liability Company Agreement of the Rosebud
          Mining Company, LLC among Santa Fe Pacific Gold
          Corporation and Hecla Mining Company dated as of September 6, 1996.(2)

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

               Hecla Mining Company and Wholly Owned Subsidiaries

                          Form 10-K - December 31, 2002

                                Index to Exhibits


          Number and Description of Exhibits
          ----------------------------------

10.14     Subordinated Loan Agreement dated June 29, 2000, among
          Hecla Mining Company as Borrower and Standard Bank
          London Limited as Lender.(2)

10.15 Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank London Limited as
          Senior Creditor and Subordinated Creditor.(2)

10.16 Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc.(2)

10.17 Form of Retention Agreement dated July 20, 2001, between Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements, with each of Messrs. Thomas F. Fudge, Lewis E. Walde and Ms. Vicki J.
          Veltkamp.(1,2)

10.18     Real Estate Purchase and Sale Agreement between Hecla
          Mining Company and JDL Enterprises, LLC dated
          October 19, 2001.(2)

10.19     Retention Agreement dated November 6, 2001 between
          Hecla Mining Company and Phillips S. Baker, Jr.(1,2)

10.20     Credit Agreement dated March 27, 2002 between Hecla
          Mining Company and IIG Capital LLC.(2)

10.21     Earn-In Agreement dated August 2, 2002 between Hecla
          Ventures Corp. and Rodeo Creek.(2)

10.22     Lease Agreement dated Setember 5, 2002 between Hecla
          Mining Company and CVG-Minerven.(2)

11. Computation of weighted average number of common shares outstanding. Attached

16.1      PricewaterhouseCoopers LLP's letter dated October 18,
          2001, Registrant's former principal independent accountant.(2)

               Hecla Mining Company and Wholly Owned Subsidiaries

                          Form 10-K - December 31, 2002

                                Index to Exhibits


          Number and Description of Exhibits
          ----------------------------------

21.       List of subsidiaries of the Registrant. Attached

23.1 Consent of PricewaterhouseCoopers LLP to incorporate by reference its report dated March 28, 2001, on the Consolidated Financial Statements of the Registrant in the Registrant's Registration Statements on Form S-1, No.
          333-100395, Form S-3, No. 33-72832, Form S-8, No. 33-7833,
          No. 33-41833, No. 33-14758, No. 33-60095, No. 33-60099. Attached

23.2 Consent of BDO Seidman, LLP to incorporate by reference its report dated February 4, 2003, on the Consolidated Financial Statements of the Registrant in the Registrant's Registration Statements on Form S-3, No. 33-72832,
          Form S-1, No. 333-100395, and on Form S-8, No. 33-7833,
          No. 33-41833, No. 33-14758 and No. 33-60099. Attached

------------------
1.         Indicates a management contract or compensatory plan or arrangement.

2. These exhibits were filed in SEC File No. 1-8491 as indicated on the following page and are incorporated herein by this reference thereto.

                   Corresponding Exhibit in Annual Report on
                   Form 10-K, Quarterly Report on Form 10-Q,
                   Current Report on Form 8-K, Proxy Statement
                   or Registration Statement, as Indicated Below;
Exhibit in         All References are to SEC File No. 1-8491
this Report        (except as otherwise indicated).
-----------        ----------------------------------------------
3.1(a)&(b)         3.1 (10-K for 1987)
3.2                3(ii) (Current Report on Form 8-K dated
                   November 13, 1998)
4.1(a)&(b)         4.1(d)(e) and 4.5 (10-Q for June 30, 1993)
4.2                4 (Current Report on Form 8-K dated May 10, 1996)
4.3                4.3 (Form S-1 dated October 7, 2002)(File No. 333-100395)
4.4                4.4 (Form S-1 dated October 7, 2002)(File No. 333-100395)
4.5                4.5 (Form S-1 dated October 7, 2002)(File No. 333-100395)
10.2               10.2 (10-Q for September 30, 2000)
10.3(a)            10.3(a) (10-K for 1998)
10.3(b)            10.3(b) (10-K for 1994)
10.4(a)            B (Proxy Statement dated March 20, 1987)
10.4(b)            99.1 (Preliminary Proxy Statement dated April 8, 2002)
10.4(c)            99.1 (Preliminary Proxy Statement dated April 8, 2002)
10.4(d)            4.3 (Form S-8 dated July 24, 2002)(File No. 333-96995)
10.5(a)            10.11(a) (10-K for 1985)
10.5(b)            10.5(b) (10-K for 1994)
10.5(c)            10.5(c) (10-K for 1994)
10.6               10.15 (10-K for 1987)
10.7               10.7 (10-K for 1994)
10.8(a)            10.11(a) (10-Q for September 30, 1996)
10.8(b)            10.11(b) (10-Q for September 30, 1996)
10.8(c)            10.6(c) (Form S-1 dated October 7, 2002)(File No. 333-100395)
10.9               10.12 (10-Q for September 30, 1996)
10.10              99A (10-Q for June 30, 1994)
10.11              10.3 (10-Q for June 30, 1999)
10.12              10.4 (10-Q for June 30, 1999)
10.13              10.5 (10-Q for June 30, 1999)
10.14              10.1 (10-Q for June 30, 2000)
10.15              10.2 (10-Q for June 30, 2000)
10.16              99 (Current Report on Form 8-K dated March 27, 2001)
10.17              10.19 (10-Q for June 30, 2001)
10.18              10.21 (10-K for 2001)
10.19              10.13 (Form S-1 dated January 8, 2003)(File No. 333-100395)
10.20              10.18 (Form S-1 dated October 7, 2002)(File No. 333-100395)
10.21              10.19 (Form S-1 dated October 7, 2002)(File No. 333-100395)
10.22              10.20 (Form S-1 dated October 7, 2002)(File No. 333-100395)
16.1               16.1 (Current Report on Form 8-K dated
                   October 12, 2001)