Form 10-Q
period 2003-03-31
HECLA MINING CO/DE/
filed 2003-05-09
CIK 719413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

Commission file number               1-8491
                       ---------------------------------------------------------


                              HECLA MINING COMPANY
================================================================================
             (Exact name of registrant as specified in its charter)


            Delaware                                             82-0126240
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 6500 Mineral Drive, Suite 200
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.
Yes _XX_.      No ____.


        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _XX_.      No ____.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Shares Outstanding April 30, 2003
-----------------------                        ---------------------------------
Common stock, par value                                  109,389,338
    $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                      For the Quarter Ended March 31, 2003


                                   I N D E X*
                                   ---------
                                                                            Page
                                                                            ----

PART I. - Financial Information

    Item l  -  Consolidated Balance Sheets - March 31,
               2003 (unaudited) and December 31, 2002                         3

            -  Consolidated Statements of Operations - Three Months
               Ended March 31, 2003 and 2002 (unaudited)                      4

            -  Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 2003 and 2002 (unaudited)               5

            -  Notes to Consolidated Financial Statements                     6

    Item 2  -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 20

    Item 3  -  Quantitative and Qualitative Disclosure About Market Risk     38

    Item 4  -  Controls and Procedures                                       40


PART II. - Other Information

    Item 1  -  Legal Proceedings                                             41

    Item 3 -   Defaults Upon Senior Securities                               41

    Item 6  -  Exhibits and Reports on Form 8-K                              41




*Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                         (unaudited)
                                                                          March 31,      December 31,
                                                                             2003            2002
                                                                          ---------       ---------

                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                              $ 113,554       $  19,542
   Accounts and notes receivable                                              9,890          10,154
   Inventories                                                               15,675          14,758
   Deferred income taxes                                                      2,025           2,700
   Other current assets                                                       3,333           1,780
                                                                          ---------       ---------
           Total current assets                                             144,477          48,934
Investments                                                                     125              76
Restricted investments                                                        6,455           6,428
Properties, plants and equipment, net                                        90,893          92,365
Deferred income taxes                                                           300             300
Other noncurrent assets                                                      12,250          12,038
                                                                          ---------       ---------

           Total assets                                                   $ 254,500       $ 160,141
                                                                          =========       =========

                                   LIABILITIES
                                   -----------

Current liabilities:
   Accounts payable and accrued expenses                                  $   9,245       $  11,731
   Accrued payroll and related benefits                                       4,432           7,603
   Current portion debt                                                       8,490           7,296
   Accrued taxes                                                              1,296           1,572
   Current portion of accrued reclamation and closure costs                   7,064           7,005
                                                                          ---------       ---------
           Total current liabilities                                         30,527          35,207
Long-term debt                                                                4,476           4,657
Accrued reclamation and closure costs                                        42,439          42,718
Other noncurrent liabilities                                                  6,370           5,629
                                                                          ---------       ---------

           Total liabilities                                                 83,812          88,211
                                                                          ---------       ---------

                              SHAREHOLDERS' EQUITY
                              --------------------

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
   issued 2003 - 752,752 shares, issued 2002 - 753,402 shares,
   liquidation preference 2003 - $44,921 and 2002 - $44,262                     188             188
Common stock, $0.25 par value, authorized 200,000,000 shares;
   issued 2003 - 109,328,201 shares, issued 2002 - 86,187,468 shares         27,349          21,547
Capital surplus                                                             492,055         405,959
Accumulated deficit                                                        (348,809)       (355,544)
Accumulated other comprehensive income (loss)                                    23             (36)
Less stock held by grantor trust; 2002 - 81,696 common shares                    --             (66)
Less treasury stock, at cost; 2003 and 2002 - 8,274 common shares              (118)           (118)
                                                                          ---------       ---------

           Total shareholders' equity                                       170,688          71,930
                                                                          ---------       ---------

           Total liabilities and shareholders' equity                     $ 254,500       $ 160,141
                                                                          =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except for share data)

                                                                         Three Months Ended
                                                                   ------------------------------
                                                                   March 31, 2003  March 31, 2002
                                                                   --------------  --------------
Sales of products                                                     $  26,441       $  23,383
                                                                      ---------       ---------

Cost of sales and other direct production costs                          14,583          14,091
Depreciation, depletion and amortization                                  4,903           5,558
                                                                      ---------       ---------
                                                                         19,486          19,649
                                                                      ---------       ---------
Gross profit                                                              6,955           3,734
                                                                      ---------       ---------
Other operating expenses:
    General and administrative                                            2,039           1,877
    Exploration                                                           2,133             524
    Depreciation and amortization                                            29              53
    Provision for closed operations and environmental matters                80             109
                                                                      ---------       ---------
                                                                          4,281           2,563
                                                                      ---------       ---------
Income from operations                                                    2,674           1,171
                                                                      ---------       ---------
Other income (expense):
    Interest and other income                                             4,579             409
    Miscellaneous, net                                                     (472)           (146)
    Interest expense                                                       (359)           (464)
                                                                      ---------       ---------
                                                                          3,748            (201)
                                                                      ---------       ---------
Income from operations, before income tax, cumulative effect
   of change in accounting principle and discontinued operations          6,422             970

Income tax provision                                                       (759)             --
                                                                      ---------       ---------
Income from operations before cumulative effect of change in
   accounting principle and discontinued operations                       5,663             970

Cumulative effect of change in accounting principle, net of
   income tax                                                             1,072              --
Discontinued operations, net of income tax                                   --            (484)
                                                                      ---------       ---------

Net income                                                                6,735             486
Preferred stock dividends                                                  (659)         (2,012)
                                                                      ---------       ---------

Income (loss) applicable to common shareholders                       $   6,076       $  (1,526)
                                                                      =========       =========

Net income                                                                6,735             486
Change in derivative contracts                                               --            (256)
Unrealized holding gains on securities                                       50              19
Reclassification adjustment of loss included in net income                    9              10
                                                                      ---------       ---------

Comprehensive income (loss) applicable to common shareholders         $   6,794       $    (259)
                                                                      =========       =========
Basic and diluted income (loss) per common share:
   Income (loss) from continuing operations after preferred
      stock dividends                                                 $    0.05       $   (0.01)
   Cumulative effect of change in accounting principle                     0.01              --
   Loss from discontinued operations                                         --           (0.01)
                                                                      ---------       ---------

Basic and diluted income (loss) per common share                      $    0.06       $   (0.02)
                                                                      =========       =========

Basic weighted average number of common shares outstanding              109,320          73,840
                                                                      =========       =========

Diluted weighted average number of common shares outstanding            110,209          73,840
                                                                      =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                    March 31, 2003  March 31, 2002
                                                                    --------------  --------------
Operating activities:
   Net income                                                         $   6,735       $     486
   Noncash elements included in net income:
     Depreciation, depletion and amortization                             4,932           5,611
     Cumulative effect of change in accounting principle                 (1,072)             --
     Gain on disposition of properties, plants and equipment               (209)           (122)
     Provision for reclamation and closure costs                            234             340
     Change in deferred income taxes                                        675              --
     Change in net assets of discontinued operations                         --             438
Change in assets and liabilities:
     Accounts and notes receivable                                          264          (3,230)
     Inventories                                                           (917)         (1,169)
     Other current and noncurrent assets                                   (415)           (839)
     Accounts payable and accrued expenses                               (2,476)           (875)
     Accrued payroll and related benefits                                (2,535)            669
     Accrued taxes                                                         (276)            206
     Accrued reclamation and closure costs and other noncurrent
       liabilities                                                         (190)           (992)
                                                                      ---------       ---------

   Net cash provided by operating activities                              4,750             523
                                                                      ---------       ---------

Investing activities:
   Proceeds from sale of discontinued operations                             --           1,585
   Additions to properties, plants and equipment                         (2,027)         (2,182)
   Proceeds from disposition of properties, plants and equipment            325             138
   Increase in restricted investments                                    (1,377)             --
   Other, net                                                                --             108
                                                                      ---------       ---------

   Net cash used by investing activities                                 (3,079)           (351)
                                                                      ---------       ---------

Financing activities:
   Common stock issued under warrants and stock option plans                 41             983
   Common stock issued, net of offering costs                            91,287              --
   Borrowings on debt                                                     1,350           3,300
   Repayments on debt                                                      (337)         (3,396)
                                                                      ---------       ---------

   Net cash provided by financing activities                             92,341             887
                                                                      ---------       ---------

Change in cash and cash equivalents:
   Net increase in cash and cash equivalents                             94,012           1,059
   Cash and cash equivalents at beginning of period                      19,542           7,560
                                                                      ---------       ---------
   Cash and cash equivalents at end of period                         $ 113,554       $   8,619
                                                                      =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     Hecla Mining Company and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1. Basis of Preparation of Financial Statements

         In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company ("we" or "our"). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2002.

Note 2. Discontinued Operations

         During 2000, in furtherance of our determination to focus operations on silver and gold mining and to raise cash to retire debt and provide working capital, our board of directors made the decision to sell the industrial minerals segment. In March 2003, we sold the remaining inventories of the briquette division of the Colorado Aggregate division ("CAC") of MWCA, Inc., and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported income from operations of approximately $6,000 for the first three months of 2003. We did not record any gain or loss from discontinued operations during the first quarter of 2003, compared to a loss of $0.5 million, or $0.01 per common share, during the first quarter of 2002. All activity associated with the former industrial minerals segment during the first quarter of 2003 is considered a general corporate activity and is presented as "other" where appropriate.

Note 3. Income Taxes

         Our income tax provision for the first three months of 2003 and 2002 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability and utilization of net operating losses in Mexico and Venezuela. For the three months ended March 31, 2003, we recorded a $0.8 million provision for foreign income taxes. This provision takes into consideration the accrued Mexican withholding tax payable on interest expense, as well as the benefit of existing deferred tax assets in Mexico. No tax provision was recorded for the three months ended March 31, 2002, primarily due to the utilization of foreign net operating loss carryforwards which were previously not recorded as an asset due to the uncertainty of recoverability.

                     Hecla Mining Company and Subsidiaries

Note 4. Inventories

         Inventories consist of the following (in thousands):

                                              March 31,     December 31,
                                                2003           2002
                                              --------       --------
         Concentrates, bullion, metals
            in transit and other products     $  7,653       $  7,034
         Materials and supplies                  8,022          7,724
                                              --------       --------

                                              $ 15,675       $ 14,758
                                              ========       ========

         At March 31, 2003, we had forward sales commitments through December 31, 2004, for 93,729 ounces of gold at an average price of $288.25 per ounce. These contracts meet the criteria to be treated as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. We are exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at March 31, 2003, was $335.35 per ounce.

         We have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 78,728 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At March 31, 2003, the fair market value of the Gold Lease Rate Swap was approximately $253,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

Note 5. Contingencies

Bunker Hill Superfund Site

         In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), entered into a consent decree with the Environmental Protection Agency ("EPA") and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located in Kellogg, Idaho. The 1994 Consent Decree (the "1994 Decree") settled our response-cost liability under CERCLA at the Bunker Hill 21-square mile site.

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

                     Hecla Mining Company and Subsidiaries

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

         As of March 31, 2003, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $8.3 million, which are anticipated to be made over the next three to five years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

                     Hecla Mining Company and Subsidiaries

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

         During 2000 and into 2001, we were involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Indian Tribe. We also

                     Hecla Mining Company and Subsidiaries

participated with certain of the other defendants in the litigation in a State of Idaho-led settlement effort. On August 16, 2001, we entered into a now terminated Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. That Agreement in Principle covered the potential settlement of liability relating not only to the Coeur d'Alene River Basin, but also other Idaho-related claims for which separate provision has already been made. The total undiscounted amount of the potential settlement was $138.0 million. Due to a number of changes that have occurred since the signing of the Agreement in Principle, including improvements in the environmental conditions at Grouse Creek and lower estimated clean-up costs in the Coeur d'Alene Basin as well as our improved financial condition, the terms of the multiple properties settlement approach set forth in the Agreement in Principle no longer appears favorable to us. Therefore, the United States, the State of Idaho and we have agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, we may participate in further settlement negotiations with the United States, the State of Idaho and the Coeur d'Alene Indian Tribe in the future. Due to a number of uncertainties related to this matter, including the outcome of pending litigation and the result of any settlement negotiations, we do not have the ability to estimate what, if any, liability we may have related to the Coeur d'Alene Basin at this time.

         It is reasonably possible that our ability to estimate what, if any, liability we may have relating to the Coeur d'Alene Basin may change in the near or long term depending on a number of factors. In addition, an adverse ruling against us for liability and damages in this matter could have a material adverse effect on us.

         Class Action Litigation

         On or about January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs. On April 23, 2002, we filed a motion with the Court to dismiss the claims for relief relating to any medical monitoring programs and the remediation and restoration programs. At a hearing before the Idaho District Court on our and other defendants' motions held October 16, 2002, the Judge struck the complaint filed by the plaintiffs in January 2002 and instructed the plaintiffs to re-file the complaint limiting the relief requested by the plaintiffs to wholly private damages. The Court also dismissed the medical monitoring claim as a separate cause of action and stated that any requested remedy that encroached upon the EPA's cleanup in the Silver Valley would be precluded by the pending Federal Court case described above. The plaintiffs re-filed their amended complaint on January 9, 2003. As ordered by the Court, the amended complaint omits any cause of action for medical monitoring and no longer requests relief in the

                     Hecla Mining Company and Subsidiaries

form of real property remediation or restoration programs. At a hearing on May 7, 2003, the Court vacated the entire amended complaint and issued sanctions against Plaintiffs' counsel for noncompliance with Idaho law. The Court gave Plaintiffs' counsel until June 30, 2003, to re-file an amended complaint that complies with Idaho law. We believe the claims alleged against us are subject to challenge on a number of bases and intend to vigorously defend this litigation.

Insurance Coverage Litigation

         In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe's lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site Consent Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of March 31, 2003, we have not reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other Claims

         On November 17, 2000, we entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of K-T Clay and K-T Mexico, which included the ball clay and kaolin operations, for a price of $68.0 million. On January 18, 2001, Zemex U.S. Corporation failed to close on the transaction, and on January 22, 2001, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against the parent, Zemex Corporation, under its guarantee for its subsidiary's failure to close on the purchase and meet its obligations under the November 2000 agreement. In January 2003, the parties reached an agreement to settle our claims in full for $3,950,000. The payment was recorded as other income during the first quarter of 2003.

         In March 2002, Independence Lead Mines Company ("Independence"), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday mine, notified us of certain alleged defaults by us under the 1968 Lease Agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleges that we violated the "prudent operator obligations" implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and

                     Hecla Mining Company and Subsidiaries

losses. Under the Lease Agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the Lease Agreement and requesting unspecified damages. On March 18, 2003, Independence filed a motion for partial summary judgment or in the alternative for preliminary injunction ("Motion"). The Motion requests that the Court terminate our leasehold interest in property owned by Independence within the DIA area, rule that we have committed waste while mining ore within property owned by Independence, and prohibit us from any further mining within property owned by Independence. We believe that we have fully complied with all obligations of the 1968 Lease Agreement and will be able to successfully defend our right to operate the property under the Lease Agreement.

         In Mexico, our subsidiary, Minera Hecla, S.A. de C.V. ("Minera Hecla"), is involved in litigation in Mexico City concerning a lien on certain major components of the Velardena mill at the San Sebastian mine that predated the sale of the mill to Minera Hecla. The unpaid amount of the lien is in dispute. At the time of the purchase, the lien amount was believed to be approximately $590,000 and that amount was deposited with the court. The lien holder now alleges the amount owed is approximately $2,017,000, plus accrued interest. The lien holder has tried with limited success to remove the mill components subject to the lien. On January 23, 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale and Minera Hecla requested that the Court cancel the lien. The lien holder opposed the request made by Minera Hecla. On February 19, 2003, the Court in Mexico City issued a decision that the lien was fully satisfied with the deposit made by Minera Hecla on January 23, 2003, and the Court cancelled the lien. On February 24, 2003, the lien holder appealed that decision. The appeal is currently pending before a federal appeals court in Mexico. We believe that the lien has been fully satisfied and the lower court decision to cancel the lien will stand on appeal.

         In a related legal proceeding in Mexico, there is currently pending an appeal in Mexico of the $2,017,000 judgment against the mill's prior owner, BLM Minera Mexicana ("BLM"), which underlies the lien. However, the decision by the court in Mexico City in February 2003 held that the lien on the mill mentioned above does not guarantee the $2,017,000 judgment against BLM as the lien holder alleged. Unless the lower court decision is overturned on appeal, Minera Hecla and the Velardena mill will not be subject to any further attachment by the lien holder in its pending action against BLM.

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

                     Hecla Mining Company and Subsidiaries

Note 6. Long-Term Debt and Credit Agreements

         As of March 31, 2003, our wholly owned subsidiary, Hecla Resources Investments Limited ("HRIL"), had $3.5 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is repayable in semiannual payments ending December 31, 2004, and had an interest rate of 4.2% at March 31, 2003.

         HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and performance of the La Camorra mine. We are required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At March 31, 2003, there were 93,729 ounces of gold sold forward. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. We maintain a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with us receiving the fixed rate and paying the current floating gold lease rate.

         In connection with the project financing agreement, we have outstanding a $3.0 million subordinated loan agreement, repayable in three equal semiannual payments beginning June 30, 2003. At March 31, 2003, the entire $3.0 million was outstanding, $2.0 million of which is classified as current. The loan agreement gives us the option to capitalize interest payments by adding them to the principal amount of the loan. At March 31, 2003, the interest amount added to principal was approximately $0.6 million. The interest rate on the subordinated debt was 5.8% as of March 31, 2003.

         At March 31, 2003, our wholly owned subsidiary, Minera Hecla, S.A. de C.V. ("Minera Hecla"), had $5.1 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian mine near Durango, Mexico. The credit facility is nonrecourse to us. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions and bears interest at the rate of 13%.

         In February 2003, following a general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls which have required us, in some instances, to convert United States dollars into the country's currency. In February, our wholly owned subsidiary, Minera Hecla Venezolana, C.A. ("MHV"), established a line of credit in Venezuelan bolivares at a local bank to facilitate the payment of national vendors in the country's currency. At March 31, 2003, approximately $1.4 million was outstanding under the line of credit and is secured by $1.4 million held by the bank, classified as a current restricted investment under other current assets on our Consolidated Balance Sheet. The outstanding balance on this line of credit

                     Hecla Mining Company and Subsidiaries

bears interest at the rate of 33% and is repayable during the second quarter of 2003. For further information regarding the strike in Venezuela and the implementation of exchange controls, see Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity.

         In March 2003, we canceled a $7.5 million revolving bank agreement established in March 2002. At the time of cancellation, no amount was outstanding under the agreement.

Note 7. Income (Loss) per Common Share

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the income (loss) applicable to common shareholders for the three months ended March 31, 2003 and 2002, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts).

                      Hecla Mining Company and Subsidiaries

                                                                         Three Months Ended
                                                                        --------------------
                                                                              March 31,
                                                                          2003        2002
                                                                        --------    --------
Income from continuing operations before cumulative effect of
       change in accounting principle and preferred stock dividends     $  5,663    $    486
Add:   Cumulative effect of change in accounting principle                 1,072          --
Less:  Preferred stock dividends                                            (659)     (2,012)
                                                                        --------    --------

Basic income (loss) applicable to common shareholders                   $  6,076    $ (1,526)
Basic weighted average number of common shares outstanding               109,320      73,840
                                                                        --------    --------
Basic income (loss) per common share                                    $   0.06    $  (0.02)
                                                                        ========    ========

Basic weighted average number of common shares outstanding               109,320      73,840
Effect of dilutive stock options                                             675          --
Effect of dilutive warrants                                                  214          --
                                                                        --------    --------
Diluted weighted average number of common shares                         110,209      73,840
                                                                        ========    ========
Basic and diluted income (loss) per common share                        $   0.06    $  (0.02)
                                                                        ========    ========

         These calculations of diluted income (loss) per share for the three months ended March 31, 2003 and 2002 exclude the effects of convertible preferred stock ($37.6 million in 2003 and $115.0 million in 2002), as well as common stock issuable upon the exercise of various stock options and warrants, as their conversion and exercise would be antidilutive, as follows:

                                                Three Months Ended
                                           ----------------------------
                                                     March 31,
                                              2003             2002
                                           -----------      -----------

        Stock Options                        1,328,500        2,308,000

        Warrants                                    --          300,000

Note 8. Business Segments

         We are organized and managed primarily on the basis of the principal products being produced from our operating units. Three of our operating units have been aggregated into the Silver segment and one into the Gold segment. General corporate activities not associated with operating units, as well as idle properties, are presented as "other."

         The following tables present information about reportable segments for the three months ended March 31, 2003 and 2002 (in thousands):

                      Hecla Mining Company and Subsidiaries

                                                 Three Months Ended
                                                     March 31,
                                                2003           2002
                                              --------       --------
     Net sales to unaffiliated customers:
         Silver                               $ 16,924       $ 12,110
         Gold                                    8,976         11,273
         Other                                     541             --
                                              --------       --------

                                              $ 26,441       $ 23,383
                                              ========       ========

     Income (loss) from operations:
         Silver                               $  3,532       $    465
         Gold                                    1,284          2,745
         Other                                  (2,142)        (2,039)
                                              --------       ---------

                                              $  2,674       $  1,171
                                              ========       ========

         The following table presents identifiable assets by reportable segment as of March 31, 2003 and December 31, 2002 (in thousands):

                                  March 31,        December 31,
                                     2003              2002
                                  ---------         ---------
         Identifiable assets:
              Silver              $  83,032         $  82,522
              Gold                   31,983            40,004
              Other                 139,485            37,615
                                  ---------         ---------

                                  $ 254,500         $ 160,141
                                  =========         =========

Note 9. Equity Offering

         In January 2003, we completed an underwritten public offering of 23.0 million newly issued shares of our common stock. The public offering also included 2.0 million shares held by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan ("the benefit plans"). We received net proceeds from the offering totaling approximately $91.2 million, which will be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. Our benefit plans realized net proceeds of approximately $8.0 million from the sale of the 2.0 million shares included in the public offering.

         We also filed a Registration Statement with the Securities and Exchange Commission covering 1,394,883 shares of our common stock held by the benefit plans and 2,000,000 shares of our common stock issuable upon exercise of a warrant issued to Great Basin Gold Ltd. ("Great Basin") pursuant to an Earn-in Agreement concerning exploration, development and

                      Hecla Mining Company and Subsidiaries

production in an area of Great Basin's Hollister Development Block gold property, located on the Carlin Trend in Nevada. The Registration Statement became effective in January 2003.

Note 10. Stock-Based Plans

         At March 31, 2003, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock-based plans described below. We have adopted the disclosure-only provisions of SFAS No. 123. No compensation expense has been recognized during the first quarters of 2003 and 2002 for unexercised options related to the stock option plans. Had compensation cost for our stock option plans been determined based on the fair market value at the grant date for awards during the first quarters of 2003 and 2002 consistent with the provisions of SFAS No. 123, our income (loss) and per share income (loss) applicable to common shareholders would have been decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        March 31,     March 31,
                                                           2003          2002
                                                         -------       -------

Income (loss) applicable to common shareholders
     As reported                                         $ 6,076       $(1,526)
     Stock-based employee compensation expense
          included in reported income (loss)                 385            61
     Total stock-based employee compensation
          expense determined under fair value
          based methods for all awards                    (1,053)         (142)
                                                         -------       -------
     Pro forma                                           $ 5,408       $(1,607)
                                                         =======       =======

Income (loss) applicable to common shareholders per
  common share:
     As reported                                         $  0.06       $ (0.02)
     Pro forma                                           $  0.05       $ (0.02)

                      Hecla Mining Company and Subsidiaries

Note 11. New Accounting Pronouncements

         In August 2001, the issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement was required to be adopted by January 1, 2003, at which time we recorded an estimated present value of reclamation liabilities of $5.9 million and increased the carrying value of related assets by $3.8 million. Also on January 1, 2003, we recorded a gain of $1.1 million as a cumulative effect of change in accounting principle for the difference between those amounts and amounts previously recorded in our consolidated financial statements. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

         On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure-only provisions of SFAS No. 123 and do not intend to adopt the fair value accounting provisions of SFAS No. 123. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         CERTAIN STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ARE FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT OUR FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES. WE HAVE TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," "ESTIMATE" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER ITEM 1 - BUSINESS - RISK FACTORS IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

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

         A 112-year-old company, we have long been known as a precious metals producer and are principally engaged in the exploration, development, mining and processing of silver, gold, lead and zinc. We are operated and organized into two segments, silver and gold, with three operating properties included in the silver segment (San Sebastian, Greens Creek and Lucky Friday) and one in the gold segment (La Camorra). The following maps indicate the locations of our operations:

                      Hecla Mining Company and Subsidiaries




                                     [MAP]





         We also own or have interests in a number of precious and nonferrous metals properties. Our strategy for growth is to focus our efforts and resources on expanding our precious metals reserves through exploration efforts, primarily on properties we currently own. We will also consider acquisition opportunities as a component of our growth strategy.

RESULTS OF OPERATIONS

         In January 2003, we completed an underwritten public offering of 23.0 million newly issued shares of our common stock, resulting in net cash proceeds totaling approximately $91.2 million to be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. For additional information regarding the public offering, see Note 9 of Notes to Consolidated Financial Statements.

         During the first quarter of 2003, we recorded income applicable to common shareholders of approximately $6.1 million, or $0.06 per common share, compared to a loss applicable to common shareholders of $1.5 million, or $0.02 per common share, during the first quarter of 2002. Included in the income
(loss) applicable to common shareholders were undeclared and unpaid preferred stock dividends of $0.7 million and $2.0 million, respectively. The variance in preferred stock dividends quarter-on-quarter is due to a preferred stock exchange offer completed during the third quarter of 2002, pursuant to which 67.2% of the preferred shares outstanding at the time (2.3 million) were exchanged for shares of common stock (seven shares of common for every share of preferred).

                      Hecla Mining Company and Subsidiaries

         Included in the income for 2003 is a $4.0 million cash settlement from Zemex Corporation for its subsidiary's failure to close on its agreement to purchase the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) in January 2001. In November 2000, we entered into an agreement with Zemex U.S. Corporation, guaranteed by its parent, Zemex Corporation, to sell the stock of the K-T Group for a price of $68.0 million. For additional information on the settlement from Zemex Corporation, see Note 5 of Notes to Consolidated Financial Statements.

         Also included in the income for 2003 is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations," which established a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement was adopted on January 1, 2003, and required the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The gain of $1.1 million recognized as a cumulative effect of change in accounting principle represents the difference between the amounts determined under SFAS No. 143 and amounts previously recorded in our consolidated financial statements. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

         Reflected in the loss applicable to common shareholders during the first quarter of 2002 is a loss from discontinued operations of $0.5 million, or $0.01 per common share. In March 2003, we sold the remaining inventories of the briquette division of the Colorado Aggregate division ("CAC") of MWCA, Inc., and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported income from operations of approximately $6,000 for the first three months of 2003. All activity associated with the former industrial minerals segment during the first quarter of 2003 is considered a general corporate activity and is presented as "other" where appropriate. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

Silver Operations and Production

         For the quarter ended March 31, 2003, the silver segment reported income from operations of $3.5 million compared to income from operations of $0.5 million for the quarter ended March 31, 2002. Sales of products increased by $4.8 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 60.7% in the first quarter of 2003, from 71.0% in the first quarter of 2002.

         The improvements in the silver segment are primarily a result of a consolidated 19.3% increase in silver production and an increase in the price of gold and silver compared to the first quarter of 2002. Silver production for the first quarter of 2003 totaled 2.4 million ounces, compared to 2.0 million ounces in the same period during 2002. The average total cash cost decreased 32.4%,

                      Hecla Mining Company and Subsidiaries

from $2.47 per silver ounce for the first quarter of 2002 to $1.67 per silver ounce during the first quarter of 2003. Gold is a significant by-product of our silver operations, which contributed dramatically to the cash costs per ounce variance during the comparable periods due to increased gold production and a higher average gold price.

         Total silver ounces produced, total cash and total production costs and average metals prices were as follows:
                                                    Three Months Ended
                                                        March 31,
                                                 -------------------------
                                                    2003         2002
                                                 -------------------------

 Silver ounces produced (in thousands)                 2,398        2,010
 Total cash costs per ounce ($/oz.)(1,2)                1.67         2.47
 Total production costs per ounce ($/oz.)(1,2)          2.83         4.02

 Average Metals Prices:
           Silver-Handy & Harman ($/oz.)                4.69         4.51
           Gold-London Final ($/oz.)                     352          290
           Lead-LME Cash ($/pound)                     0.208        0.223
           Zinc-LME Cash ($/pound)                     0.357        0.360

(1) Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute.
(2) Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of profitability at each location and on a consolidated total, as well as a meaningful basis for which to compare other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found immediately following this table.

                      Hecla Mining Company and Subsidiaries

         The following table presents a reconciliation between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for the silver segment for the three months ended March 31, 2003 and 2002 (in thousands, except costs per ounce). Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our gold and silver segments is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

                                                           Three months ended March 31, 2003
                                             -----------------------------------------------------------
                                                                Lucky             San             Greens
                                                Total           Friday         Sebastian           Creek
                                             -----------------------------------------------------------
Total cash costs                              $ 4,005          $ 2,840          $   (72)         $ 1,237
Divided by ounces produced                      2,398              635            1,022              741
                                             -----------------------------------------------------------
Total cash cost per ounce produced            $  1.67          $  4.47          $ (0.07)         $  1.67
                                             ===========================================================
Reconciliation to GAAP:
 Total cash costs                               4,005            2,840              (72)           1,237
 Reclamation                                      233                9              152               72
 Treatment & freight costs                     (4,654)          (1,155)            (510)          (2,989)
 By-product credits                            10,891            1,315            4,062            5,514
 Change in product inventory                     (250)              25               18             (293)
 Other costs                                       (8)              --               --               --
                                             -----------------------------------------------------------
 Cost of sales and other direct
     production costs (GAAP)                 $ 10,217          $ 3,034          $ 3,650          $ 3,541
                                             ===========================================================

                      Hecla Mining Company and Subsidiaries

                                                           Three months ended March 31, 2002
                                              ----------------------------------------------------------
                                                                Lucky             San             Greens
                                                Total           Friday         Sebastian           Creek
                                              ----------------------------------------------------------
Total cash costs                              $ 4,956          $ 2,210          $ 1,164          $ 1,582
Divided by ounces produced                      2,010              412              769              829
                                              ----------------------------------------------------------
Total cash cost per ounce produced            $  2.47          $  5.36          $  1.51          $  1.91
                                              ==========================================================
Reconciliation to GAAP:
 Total cash costs                               4,956            2,210            1,164            1,582
 Reclamation                                      267               21               99              147
 Treatment & freight costs                     (4,403)            (764)            (545)          (3,094)
 By-product credits                             8,553              840            2,636            5,077
 Change in product inventory                     (836)              17               39             (892)
 Other costs                                       60               --               --               --
                                              ----------------------------------------------------------
 Cost of sales and other direct
     production costs (GAAP)                  $ 8,597          $ 2,324          $ 3,393          $ 2,820
                                              ==========================================================

         For the quarter ended March 31, 2003, the San Sebastian mine, located in the State of Durango, Mexico, reported sales of $8.4 million compared to $5.4 million in the same period of 2002, primarily due to increased production results from significantly higher gold and silver ore grades, as well as higher average gold and silver prices. San Sebastian commenced mining operations in May 2001 and reached full capacity during the second quarter of 2002. During the first three months of 2003, San Sebastian produced approximately 1.0 million ounces of silver and over 11,500 ounces of gold, compared to approximately 0.8 million and 9,000 ounces, respectively, of silver and gold during the first three months of 2002. The total cash cost at San Sebastian decreased 105% from the first quarter of 2002 to a negative $0.07 per silver ounce during the first quarter of 2003, due in part to significant by-product credits from increased gold production and a higher average gold price. Silver and gold production at San Sebastian is estimated to be approximately 3.8 million ounces and 35,000 ounces, respectively, for the year ended December 31, 2003.

         The Greens Creek mine, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $5.5 million for the quarter ended March 31, 2003, as compared to $4.7 million during the same period in 2002, primarily due to increased metals prices. Greens Creek's silver production during the first quarter of 2003 was approximately 0.7 million ounces, compared to 0.8 million ounces in 2002, with gold production of over 6,800 ounces during the first quarter of 2003, compared to almost 7,100 ounces of gold during the same period in 2002. Lead and zinc ton production increased

                      Hecla Mining Company and Subsidiaries

approximately 2% and 5%, respectively, in the first quarter of 2003 as compared to the 2002 period. The total cash cost per silver ounce decreased from $1.91 in the first three months of 2002 to $1.67 in the first three months of 2003, primarily due to the increased by-product credits from a higher average gold price during 2003. For the year ending December 31, 2003, production is forecasted to total approximately 3.3 million silver ounces, 30,000 ounces of gold and 8,000 and 24,000 tons of lead and zinc, respectively.

         The Lucky Friday mine, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $3.1 million for the quarter ended March 31, 2003, as compared to $2.0 million during the same period in 2002. Silver production during the first quarter of 2003 was approximately
0.6 million ounces, a 54% increase over the same period in 2002, primarily the result of a change in mine plan during January 2002 causing a short-term increase in development and a resultant drop in ore tons mined during the 2002 period, as well as a 13% increase in silver ore grade during the first quarter of 2003. For the first quarters of 2003 and 2002, the total cash cost per silver ounce was $4.47 and $5.36, respectively. For the year ending December 31, 2003, production is forecasted to total approximately 1.9 million silver ounces and 14,000 tons of lead.

Gold Operations and Production

         We currently operate the La Camorra mine, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. At the present time, La Camorra is our sole gold operating unit.

         Sales of product decreased by $2.3 million, while cost of sales and other direct production costs as a percentage of sales from products decreased to 42.7% during the first quarter of 2003, from 49.6% in the first quarter of 2002. The decrease in sales is primarily due to a 13% decrease in gold ounces produced, compared to the same period in 2002, offset by increases in the average market price of gold, which increased 21% from a year ago. The decrease to cost of sales and other direct production costs as a percentage of sales, for the quarter period is primarily due to the impact of higher gold prices during the 2003 period.

         During the first three months of 2003, La Camorra has produced approximately 35,000 ounces of gold at a total cash cost of $137 per gold ounce, compared to approximately 40,000 ounces at a total cash cost of $137 during the first three months of 2002. Compared to actual gold production at La Camorra during 2002, which had an average grade of 0.89 ounce of gold per ton and reached over 167,000 ounces for the year ended December 31, 2002, gold production is projected to reach approximately 150,000 ounces at an average grade of 0.74 ounce of gold per ton for the year ending December 31, 2003. During the first quarter of 2003 and 2002, the average grade remained approximately the same at 0.82 ounce of gold per ton.

                      Hecla Mining Company and Subsidiaries

         Total gold ounces produced, total cash and total production costs and average gold realized and London Final prices were as follows:

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2003      2002
                                                   ------------------

 Gold ounces produced (in thousands):
      La Camorra                                      35        40
      San Sebastian                                   12         9
      Greens Creek(1)                                  7         7
 Total cash costs per ounce ($/oz.)(2,3)             137       137
 Total production costs per ounce ($/oz.)(2,3)       206       207

 Average Metals Prices:
      Gold-Realized ($/oz.)                          333       295
      Gold-London Final ($/oz.)                      352       290

            (1) Reflects our portion.

            (2) Costs per ounce of gold are based on the gold produced by the gold segment only. Gold produced in the silver segment (San Sebastian and Greens Creek) is treated as a by-product credit in calculating silver costs per ounce.

            (3) Cash costs per ounce of silver or gold represent non-U.S. GAAP measurements that management uses to monitor and evaluate the performance of our mining operations and is calculated pursuant to standards of the Gold Institute. We believe cash costs per ounce of silver or gold provide an indicator of profitability at each location and on a consolidated total, as well as a meaningful basis for which to compare other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measurement, can be found immediately following this table.

         The following table presents a reconciliation between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for the La Camorra mine for the three months ended March 31, 2003 and 2002 (in thousands, except costs per ounce). The sum of the cost of sales and other direct production costs for our gold and silver segments is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

                      Hecla Mining Company and Subsidiaries

                                           Three Months
                                              Ended
                                            March 31,
                                        2003        2002
                                      -------     -------

Total cash costs                      $ 4,785     $ 5,499
Divided by ounces produced                 35          40
                                      -------     -------
Total cash cost per ounce produced    $   137     $   137
                                      =======     =======

Reconciliation to GAAP:
 Total cash costs                       4,785       5,499
 Reclamation                               52          93
 Treatment & freight costs               (347)       (379)
 Change in product inventory             (659)        248
 Other costs                               --          33
                                      -------     -------
 Cost of sales and other direct
     production costs (GAAP)          $ 3,831     $ 5,494
                                      =======     =======

         Venezuela recently experienced an approximate two-month long general strike ending in February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra mine during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. Although we believe we will be able to manage and operate our La Camorra mine and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on exchange controls, labor stoppages and supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have not been finalized. Since February 2003, the Venezuelan government-fixed exchange rate has been 1,597 bolivares to one U.S. dollar, which is the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary, which is included in our consolidated financial statements. In some instances, the exchange controls have required us to convert United States dollars into bolivares. Management is actively monitoring the implementation of exchange controls in Venezuela and believes there has been no material effect on our operations, although there can be no assurance that the implementation of exchange controls will not affect our operations in Venezuela in the future.

                     Hecla Mining Company and Subsidiaries

Corporate Matters

         Interest and other income increased $4.2 million in the first quarter ending March 31, 2003, compared to the same period in 2002, primarily due to a cash settlement from Zemex Corporation as discussed above ($4.0 million), interest income generated from an increased cash balance due to the public offering in January 2003 ($0.2 million), as well as a gain on the sale of fixed assets during 2003, including a portion of the deferred gain on the sale of our headquarters building in 2002 ($0.2 million).

         Exploration expense increased $1.6 million in the first quarter ending March 31, 2003, compared to the same period in 2002, primarily due to increased exploration expenditures in Venezuela at the La Camorra mine ($0.4 million) and Block B concessions ($0.4 million); in Mexico at or near the San Sebastian mine ($0.3 million); at the Hollister Development Block in Nevada ($0.4 million); and at the Greens Creek mine in Alaska ($0.1 million).

         We estimate that exploration expenditures for the remainder of 2003 will be in the range of $10.0 million to $13.0 million, principally for continued drilling in Venezuela and Mexico and permitting activities at the Hollister Development Block in Nevada. In Venezuela, exploration will focus on the Block B concessions, Canaima and the Main and Betzy veins, all within trucking distance of the La Camorra mill. In Mexico, exploration will focus on the Don Sergio vein and other targets surrounding the San Sebastian mine. By the end of 2003, providing favorable outcomes from feasibility studies and permitting, we could begin underground ramp development at Block B, Canaima, the Hollister Development Block and Don Sergio , as well as a shaft to the Main and Betsy veins.

         Miscellaneous expense increased $0.3 million in the three months ending March 31, 2003, compared to the same period in 2002, primarily due to foreign exchange variances in Mexico and Venezuela ($0.3 million).

         General and administrative expenses increased $0.2 million in the first three months of 2003 compared to the first three months of 2002.

         Interest expense decreased $0.1 million in the first three months of 2003 compared to the first three months of 2002, principally due to lower average borrowings and lower interest rates on debt.

FINANCIAL CONDITION AND LIQUIDITY

         Our financial condition improved considerably during the first quarter of 2003 due to the completion of an underwritten public offering of 23.0 million shares of our common stock in January 2003, which resulted in net cash proceeds of approximately $91.2 million. At March 31, 2003, we held cash and cash equivalents of $113.6 million (compared to $19.5 million at

                      Hecla Mining Company and Subsidiaries

December 31, 2002), with a current ratio of 4.73 to 1. For additional information regarding the public offering, see Note 9 of Notes to Consolidated Financial Statements.

         We believe cash requirements over the next twelve months will be funded through a combination of current cash, future cash flows from operations and/or future debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

Contractual Obligations and Contingent Liabilities and Commitments

         The table below presents our contractual obligations and commitments primarily with regards to payment of debt, certain capital expenditures and lease arrangements (in thousands). For additional information on debt outstanding, see Note 6 of Notes to Consolidated Financial Statements.

                                                                       Payments Due By Period
                                          -------------------------------------------------------------------------
     Contractual obligations                    2003         2004         2005        2006       2007       Total
                                          -------------------------------------------------------------------------
     Debt                                      $ 8,309      $ 2,332      $ 1,366    $   959     $   --     $ 12,966
     Capital expenditure commitments             1,000           --           --         --         --        1,000
     Operating lease commitments                   456          534          506        482        117        2,095
                                          -------------------------------------------------------------------------
       Total contractual cash obligations      $ 9,765      $ 2,866      $ 1,872    $ 1,441      $ 117     $ 16,061
                                          =========================================================================

         We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At March 31, 2003, our reserves for these matters totaled $49.5 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these reserves over the next five to ten years. During 2003, expenditures for environmental remediation and reclamation are estimated to be in the range of $6.0 million and $8.0 million. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements.

Operating Activities

         Operating activities provided approximately $4.8 million in cash during the first quarter of 2003, primarily from cash provided by La Camorra, San Sebastian and Greens Creek. Significant uses of cash included accounts payable and other accrued expenses ($2.8 million), reductions in accrued payroll ($2.5 million), increases in inventories ($0.9 million) and changes in other current and noncurrent assets ($0.4 million), offset by changes in accounts and notes receivable ($0.3 million). Principal noncash elements included charges for depreciation, depletion and amortization of $4.9 million and a change in deferred income taxes ($0.7 million),

                      Hecla Mining Company and Subsidiaries

offset by a cumulative effect of change in accounting principle upon adoption of SFAS No. 143 ($1.1 million).

         Venezuela recently experienced an approximate two-month long general strike ending in February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra mine during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. Although we believe we will be able to manage and operate our La Camorra mine and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on exchange controls, labor stoppages and supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have not been finalized. Since February 2003, the Venezuelan government-fixed exchange rate has been 1,597 bolivares to one U.S. dollar, which is the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary, which is included in our consolidated financial statements. In some instances, the exchange controls have required us to convert United States dollars into bolivares. Management is actively monitoring the implementation of exchange controls in Venezuela and believes there has been no material affect on our operations, although there can be no assurance that the implementation of exchange controls will not effect our operations in Venezuela in the future.

Investing Activities

         Investing activities required $3.1 million in cash during the first quarter of 2003 primarily for additions to properties, plants and equipment ($2.0 million) at the San Sebastian ($0.9 million), La Camorra ($0.8 million) and Greens Creek ($0.3 million) mines and a $1.4 million increase in current restricted investments deposited as security for a newly established short-term line of credit for national currency in Venezuela, offset by proceeds received on the sale of fixed assets of $0.3 million.

         In 2003, we estimate our capital expenditures will be in the range of $16.0 to $20.0 million. The lower end of the range of capital expenditures in 2003 represents sustaining capital at our existing operations, equipment acquisitions at the San Sebastian mine in Mexico and at the Hollister Development Block in Nevada, and a custom milling project at the La Camorra mine in Venezuela. The upper end of the estimate includes other possible capital projects, including commencement of a project to construct a shaft at the La Camorra mine in Venezuela and other possible development activities. In March, we made a payment of $1.3 million for our acquisition of the Block B lease in Venezuela during 2002, and anticipate making the final

                      Hecla Mining Company and Subsidiaries

$1.0 million payment in September 2003. There can be no assurance that our estimated capital expenditures for 2003 will be in the range we have projected.

Financing Activities

         During the first quarter of 2003, financing activities generated approximately $92.3 million in cash due to the public offering in January for $91.2 million and short-term borrowings on a line of credit for national currency in Venezuela ($1.4 million), offset slightly by the repayment of project financing debt ($0.3 million).

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations.

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

                      Hecla Mining Company and Subsidiaries

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

Impairment of Long-Lived Assets

         Management reviews the net carrying value of all facilities, including idle facilities, on a periodic basis. We estimate the net realizable value of each property based on the estimated

                      Hecla Mining Company and Subsidiaries

undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the future metals price estimates over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

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

         Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $49.5 million at March 31, 2003. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

                      Hecla Mining Company and Subsidiaries

NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement was required to be adopted by January 1, 2003, at which time we recorded an estimated present value of reclamation liabilities of $5.9 million and increased the carrying value of related assets by $3.8 million. Also on January 1, 2003, we recorded a gain of $1.1 million as a cumulative effect of change in accounting principle for the difference between those amounts and amounts previously recorded in our consolidated financial statements. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

         On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal

                      Hecla Mining Company and Subsidiaries

activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure-only provisions of SFAS No. 123 and do not intend to adopt the fair value accounting provisions of SFAS No. 123. The adoption of SFAS No. 148 did not have a material impact on our financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

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

                     Hecla Mining Company and Subsidiaries

         We filed a Registration Statement with the Securities and Exchange Commission (SEC) covering 1,394,883 shares of our common stock held by the benefit plans and 2.0 million shares of our common stock issuable upon exercise of a warrant issued to Great Basin Gold Ltd. (Great Basin) pursuant to an Earn-in Agreement concerning exploration, development and production in an area of Great Basin's Hollister Development Block gold property, located on the Carlin Trend in Nevada. The Registration Statement became effective in January 2003. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

         For information on hedged positions and derivative instruments, see
Item 3 "Quantitative and Qualitative Disclosure About Market Risk."

                      Hecla Mining Company and Subsidiaries

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarize the financial instruments and derivative instruments held by us at March 31, 2003, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. We believe there has not been a material change in its market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (See Part I, Item 1 - Risk Factors in our 2002 Annual Report on Form 10-K).

Interest-Rate Risk Management

         At March 31, 2003, our debt was subject to changes in market interest rates and was sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments, such as interest rate swaps, to manage the risk associated with interest rate changes.

         The following table presents principal cash flows (in thousands) for debt outstanding at March 31, 2003, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                           Expected Maturity Date
                           ---------------------------------------------------                  Fair
                              2003       2004       2005       2006       2007      Total      Value
                           -------------------------------------------------------------------------
Subordinated debt          $ 2,000    $ 1,000         --         --         --    $ 3,000    $ 3,000
Average interest rate          5.2%       6.2%        --         --         --

Project financing debt     $ 3,000    $   500         --         --         --    $ 3,500    $ 3,500

Average interest rate          3.7%       4.7%        --         --         --

Project financing debt     $ 1,959    $   832    $ 1,366    $   959         --    $ 5,116    $ 5,116
Average interest rate           13%        13%        13%        13%        --

Line of credit             $ 1,350        --          --         --         --    $ 1,350    $ 1,350
Average interest rate           33%       --          --         --         --

Commodity-Price Risk Management

         We use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We are exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by us are not leveraged and are held for purposes other than trading. These contracts meet the criteria to be treated as normal sales in accordance with SFAS No. 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS No. 133.

         The following table provides information about our forward sales contracts at March 31, 2003. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between June 30, 2003, and December 31, 2004.

                                     Expected Maturity Date     Estimated
                                     ----------------------       Fair
                                       2003         2004         Value
                                     --------     ---------    --------

Forward contracts:
Gold sales (ounces)                    44,801       48,928
Future price (per ounce)             $    288     $    288
Contract amount (in $000's)          $ 12,914     $ 14,103     $ (4,804)
Estimated % of annual production
    committed to contracts                 25%          25%

         In addition to the above contracts, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 78,728 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At March 31, 2003, the fair market value of the Gold Lease Rate Swap was approximately $253,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

Item 4. Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures were effective as of March 31, 2003, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

Item 1. Legal Proceedings

         For information concerning legal proceedings, refer to Note 5 of Notes to Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

         As of March 31, 2003, we have not declared or paid $7.3 million of Series B Convertible Preferred stock dividends.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          See the exhibit index to this Form 10-Q for the list of exhibits.

     (b)  Reports on Form 8-K

          Form 8-K, dated May 1, 2003, announcing first quarter 2003 earnings in a news release.

Items 2,4 and 5 of Part II are not applicable and are omitted from this report.

                      Hecla Mining Company and Subsidiaries


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HECLA MINING COMPANY
                                                (Registrant)


Date: May 9, 2003                      By  /s/ Arthur Brown
                                           Arthur Brown, Chairman and
                                                Chief Executive Officer
                                                (principle executive officer)


Date: May 9, 2003                      By  /s/ Phillips S. Baker, Jr.
                                           Phillips S. Baker, Jr., President,
                                                Chief Operating Officer, Chief
                                                Financial Officer and Director
                                                (principle financial officer)


Date: May 9, 2003                      By  /s/ Lewis E. Walde
                                           Lewis E. Walde, Vice President -
                                                Controller and Treasurer
                                                Financial Officer and Director
                                                (principle accounting officer)

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

Date: May 9, 2003


     /s/ Arthur Brown
     ------------------------------------
     Arthur Brown
     Chairman and Chief Executive Officer

                      Hecla Mining Company and Subsidiaries

                                 CERTIFICATIONS


I, Phillips S. Baker, Jr., President, Chief Operating Officer, Chief Financial Officer and Director of Hecla Mining Company ("Hecla"), certify that:

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


Date: May 9, 2003


     /s/ Phillips S. Baker, Jr.
     -----------------------------------
     Phillips S. Baker, Jr.
     President, Chief Operating Officer, Chief Financial Officer and Director

                                  Exhibit Index
                                  -------------

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

         4.3 Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as
                  exhibit 4.3 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         4.4 Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         4.5 Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as
                  exhibit 4.5 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

                  Certain instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, where the total amount of securities authorized under any such instrument does not exceed 10% of the Registrant's consolidated total assets, are not filed herewith pursuant to Item 601(b)(ii)(A) of Regulation S-K. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

         10.2 Employment agreement dated June 1, 2000, between Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements with each of Messrs. Phillips S. Baker, Jr., Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, (File No. 1-8491) and incorporated herein by reference.

         10.3(a) Form of Executive Deferral Plan Master Document, as amended, effective November 13, 1993. Filed as exhibit 10.3(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8491) and incorporated herein by reference.

         10.3(b) Form of Director Deferral Plan Master Plan Document effective January 1, 1995. Filed as exhibit 10.3(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

         10.4(a) 1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant's Proxy Statement dated March 20, 1987 (File No. 1-8491) and incorporated herein by reference.

         10.4(b) Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 99.1 to Registrant's Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference.

         10.4(c) Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 99.1 to Registrant's Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference.

         10.4(d) Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant's Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference.

         10.5(a) Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as
                  exhibit 10.11(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference.

         10.5(b)  Supplemental Excess Retirement Master Plan Documents. Filed as
                  exhibit 10.5(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

         10.5(c) Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

         10.6 Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference.

         10.7     Summary of Short-term Performance Payment Plan. Filed as
                  exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

         10.8(a) Amended and Restated Golden Eagle Earn-In Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corporation) and Hecla Mining Company dated as of September 6, 1996. Filed as exhibit 10.11(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.8(b) Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corporation) and Hecla Mining Company dated as of September 6, 1996. Filed as exhibit 10.11(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.8(c) First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002 by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant's

                  Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.9 Limited Liability Company Agreement of the Rosebud Mining Company, LLC between Newmont Mining Corp. (as successor to Santa Fe Pacific Gold Corporation) and Hecla Mining Company dated as of September 6, 1996. Filed as exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.10 Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491) and incorporated herein by reference.

         10.11 Credit Agreement dated as of June 25, 1999, among Monarch Resources Investments Limited as Borrower, Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank of London Limited as Collateral and Administrative Agent. Filed as exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

         10.12 Subordinated Loan Agreement dated as of June 25, 1999, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Initial Lender, Collateral and Administrative Agent. Filed as exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

         10.13 Subordination Agreement dated as of June 25, 1999, among NationsBank, N.A. as Senior Creditor, Standard Bank of London Limited as Subordinated Creditor and Hecla Mining Company. Filed as exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

         10.14 Subordinated Loan Agreement dated June 29, 2000, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Lender. Filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

         10.15 Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank of London Limited as Senior Creditor and Subordinated Creditor. Filed as exhibit 10.2 to Registrant's Quarterly

                  Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

         10.16 Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant's Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.

         10.17 Form of Retention Agreement dated July 20, 2001, between Hecla Mining Company and Arthur Brown. (Registrant has substantially identical agreements, with each of Messrs. Thomas F. Fudge, Jr., Lewis E. Walde and Ms. Vicki J. Veltkamp. Filed as
                  exhibit 10.19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-8491) and incorporated herein by reference.

         10.18 Retention Agreement dated November 6, 2001 between Hecla Mining Company and Phillips S. Baker, Jr. Filed as exhibit
                  10.12 to Registrant's Registration Statement on Form S-1 filed on January 7, 2003 (File No. 333 - 100395) and incorporated herein by reference.

         10.19 Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.

         10.20 Credit Agreement dated March 27, 2002 between Hecla Mining Company and IIG Capital, LLC. Filed as exhibit 10.18 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.21 Earn-In Agreement dated August 2, 2002 between Hecla Ventures Corp. and Rodeo Creek Gold Inc.. Filed as exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.22 Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
--------------------------------------------------------------------------------
*  Filed herewith.