Form 10-Q
period 2003-06-30
HECLA MINING CO/DE/
filed 2003-08-08
CIK 719413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003


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

Yes _XX_.      No ____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Shares Outstanding August 7, 2003
---------------------------                    ---------------------------------
  Common stock, par value                                 109,761,882
      $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                       For the Quarter Ended June 30, 2003


                                   I N D E X*
                                   ---------
                                                                            Page
                                                                            ----
PART I. -  Financial Information

    Item l  -  Financial Statements

            -  Consolidated Balance Sheets -
               June 30, 2003 (unaudited) and December 31, 2002                3

            -  Consolidated Statements of Operations and Comprehensive
               Income - Three Months and Six Months Ended
               June 30, 2003 and 2002 (unaudited)                             4

            -  Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2003 and 2002 (unaudited)            5

            -  Notes to Consolidated Financial Statements                     6

    Item 2  -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 21

    Item 3  -  Quantitative and Qualitative Disclosures About Market Risk    41

    Item 4  -  Controls and Procedures                                       43

PART II. - Other Information

    Item 1  -  Legal Proceedings                                             44

    Item 3  -  Defaults Upon Senior Securities                               44

    Item 4  -  Submission of Matters to a Vote of Security Holders           44

    Item 6  -  Exhibits and Report on Form 8-K                               44


* Items omitted are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                        (In thousands, except share data)

                                                                        June 30,    December 31,
                                                                          2003          2002
                                                                       ---------     ---------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                           $ 113,380     $  19,542
   Accounts and notes receivable                                          13,164        10,154
   Inventories                                                            15,166        14,758
   Deferred income taxes                                                   1,350         2,700
   Other current assets                                                    1,906         1,780
                                                                       ---------     ---------
           Total current assets                                          144,966        48,934
Investments                                                                  275            76
Restricted investments                                                     6,455         6,428
Properties, plants and equipment, net                                     85,252        86,725
Mineral interests, net                                                     5,194         5,640
Deferred income taxes                                                        300           300
Other noncurrent assets                                                   12,489        12,038
                                                                       ---------     ---------

           Total assets                                                $ 254,931     $ 160,141
                                                                       =========     =========

                                   LIABILITIES
                                   -----------

Current liabilities:
   Accounts payable and accrued expenses                               $  11,311     $  11,731
   Accrued payroll and related benefits                                    6,399         7,603
   Current portion of long-term debt                                       4,279         7,296
   Accrued taxes                                                           2,301         1,572
   Current portion of accrued reclamation and closure costs                7,000         7,005
                                                                       ---------     ---------
           Total current liabilities                                      31,290        35,207
Long-term debt                                                             3,271         4,657
Accrued reclamation and closure costs                                     41,853        42,718
Other noncurrent liabilities                                               4,851         5,629
                                                                       ---------     ---------

           Total liabilities                                              81,265        88,211
                                                                       ---------     ---------

                              SHAREHOLDERS' EQUITY
                              --------------------

Preferred stock, $0.25 par value, authorized
  5,000,000 shares; issued 2003 - 752,752 shares,
  issued 2002 -753,402, liquidation preference 2003 -
  $45,580 and 2002 - $44,262                                                 188           188
Common stock, $0.25 par value, authorized 200,000,000 shares;
  issued 2003 - 109,490,042 shares, issued 2002 - 86,187,468 shares       27,373        21,547
Capital surplus                                                          492,313       405,959
Accumulated deficit                                                     (346,271)     (355,544)
Accumulated other comprehensive income (loss)                                181           (36)
Less stock held by grantor trust; 2002 - 81,696 common shares                 --           (66)
Less treasury stock, at cost; 2003 and 2002 - 8,274 common shares           (118)         (118)
                                                                       ---------     ---------

           Total shareholders' equity                                    173,666        71,930
                                                                       ---------     ---------

           Total liabilities and shareholders' equity                  $ 254,931     $ 160,141
                                                                       =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

   Consolidated Statements of Operations and Comprehensive Income (Unaudited)
         (Dollars and shares in thousands, except for per-share amounts)

                                                                   Three Months Ended           Six Months Ended
                                                                -----------------------     -----------------------
                                                                 June 30,      June 30,      June 30,      June 30,
                                                                   2003          2002          2003          2002
                                                                ---------     ---------     ---------     ---------
Continuing Operations:
Sales of products                                               $  30,203     $  28,663     $  56,643     $  52,045
                                                                ---------     ---------     ---------     ---------

Cost of sales and other direct production costs                    15,335        14,675        29,919        28,766
Depreciation, depletion and amortization                            5,222         6,131        10,124        11,689
                                                                ---------     ---------     ---------     ---------
                                                                   20,557        20,806        40,043        40,455
                                                                ---------     ---------     ---------     ---------
Gross profit                                                        9,646         7,857        16,600        11,590
                                                                ---------     ---------     ---------     ---------

Other operating expenses:
   General and administrative                                       2,222         1,767         4,261         3,645
   Exploration                                                      3,638         1,206         5,771         1,730
   Depreciation and amortization                                      171            15           200            67
   Provision for closed operations and
     environmental matters                                            123           148           203           257
                                                                ---------     ---------     ---------     ---------
                                                                    6,154         3,136        10,435         5,699
                                                                ---------     ---------     ---------     ---------

Income from operations                                              3,492         4,721         6,165         5,891
                                                                ---------     ---------     ---------     ---------

Other income (expense):
   Interest and other income                                          980           685         5,559         1,094
   Miscellaneous, net                                                (752)          237        (1,225)           91
   Interest expense                                                  (323)         (473)         (682)         (937)
                                                                ---------     ---------     ---------     ---------
                                                                      (95)          449         3,652           248
                                                                ---------     ---------     ---------     ---------

Income from operations before income taxes,
  cumulative effect of change in accounting
  principle and discontinued operations                             3,397         5,170         9,817         6,139
Income tax provision                                                 (857)         (112)       (1,616)         (112)
                                                                ---------     ---------     ---------     ---------
Income from continuing operations before
  cumulative effect of change in accounting
  principle and discontinued operations                             2,540         5,058         8,201         6,027
Cumulative effect of change in accounting principle,
  net of income tax                                                    --            --         1,072            --
Discontinued operations, net of income tax                             --          (303)           --          (786)
                                                                ---------     ---------     ---------     ---------

Net income                                                          2,540         4,755         9,273         5,241
Preferred stock dividends                                            (659)       (2,013)       (1,318)       (4,025)
                                                                ---------     ---------     ---------     ---------

Income applicable to common shareholders                        $   1,881     $   2,742     $   7,955     $   1,216
                                                                =========     =========     =========     =========

Net income                                                      $   2,540     $   4,755     $   9,273     $   5,241
Change in derivative contracts                                         --            --            --          (256)
Reclassification adjustment of loss included in
  net income                                                            9            10            18            20
Unrealized holding gains on securities                                149            36           199            55
                                                                ---------     ---------     ---------     ---------

Comprehensive income                                            $   2,698     $   4,801     $   9,490     $   5,060
                                                                =========     =========     =========     =========


Basic and diluted income (loss) per common share:
   Income from continuing operations after
     preferred dividends                                        $    0.02     $    0.04     $    0.06     $    0.03
   Cumulative effect of change in accounting principle                 --            --          0.01            --
   Loss from discontinued operations                                   --            --            --         (0.01)
                                                                ---------     ---------     ---------     ---------

Basic and diluted income per common share                       $    0.02     $    0.04     $    0.07     $    0.02
                                                                =========     =========     =========     =========

Basic weighted average number of common shares outstanding        109,427        75,010       109,374        74,426
                                                                =========     =========     =========     =========

Diluted weighted average number of common shares outstanding      110,052        75,010       110,173        74,426
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

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                   Six Months Ended
                                                                               ------------------------
                                                                                June 30,       June 30,
                                                                                  2003          2002
                                                                               ---------     ---------
Operating activities:
   Net income                                                                  $   9,273     $   5,241
   Noncash elements included in net income:
     Depreciation, depletion and amortization                                     10,324        11,756
     Cumulative effect of change in accounting principle                          (1,072)           --
     Gain on disposition of properties, plants and equipment                        (296)         (185)
     Provision for reclamation and closure costs                                     132           751
     Deferred income taxes                                                         1,350            --
     Change in net assets of discontinued operations                                  --           858
   Change in assets and liabilities:
     Accounts and notes receivable                                                (3,010)       (6,102)
     Inventories                                                                    (408)       (3,420)
     Other current and noncurrent assets                                            (577)         (886)
     Accounts payable and accrued expenses                                          (402)          102
     Accrued payroll and related benefits                                           (554)          574
     Accrued taxes                                                                   729           137
     Accrued reclamation and closure costs and other noncurrent liabilities       (2,499)       (2,247)
                                                                               ---------     ---------
   Net cash provided by operating activities                                      12,990         6,579
                                                                               ---------     ---------

Investing activities:
   Proceeds from sale of discontinued operations                                      --         1,585
   Additions to properties, plants and equipment                                  (6,804)       (6,070)
   Proceeds from disposition of properties, plants and equipment                     486         5,622
   Increase in restricted investments                                                (27)           --
   Other, net                                                                         78           137
                                                                               ---------     ---------
Net cash provided (used) by investing activities                                  (6,267)        1,274
                                                                               ---------     ---------

Financing activities:
   Common stock issued under warrants and stock option plans                         248         2,561
   Common stock issued, net of offering costs                                     91,270            --
   Borrowings on debt                                                              1,350         3,300
   Repayments on debt                                                             (5,753)       (8,201)
                                                                               ---------     ---------
Net cash provided (used) by financing activities                                  87,115        (2,340)
                                                                               ---------     ---------

Net increase in cash and cash equivalents                                         93,838         5,513
Cash and cash equivalents at beginning of period                                  19,542         7,560
                                                                               ---------     ---------

Cash and cash equivalents at end of period                                     $ 113,380     $  13,073
                                                                               =========     =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   Notes to Consolidated Financial Statements


Note 1.  Basis of Preparation of Financial Statements

         In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of cash flows and notes to consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company ("we" or "our"). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2002.


Note 2.  Discontinued Operations

         During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to retire debt and provide working capital, our board of directors made the decision to sell the industrial minerals segment. In March 2003, we sold the remaining inventories of the briquette division of the Colorado Aggregate division ("CAC") of MWCA, Inc., and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported a loss from operations of approximately $26,000 and $21,000, respectively, for the second quarter and first six months of 2003. We did not record any gain or loss from discontinued operations during the second quarter and first six months of 2003, compared to a loss of $0.3 million and $0.8 million ($0.01 per common share), respectively, during the second quarter and first six months of 2002. All activity associated with the former industrial minerals segment during the second quarter and first six months of 2003 is considered a general corporate activity and is presented as "other" where appropriate.


Note 3.  Income Taxes

         The income tax provision for the first six months of 2003 and 2002 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability and utilization of net operating losses in Mexico and Venezuela. For the three and six months ended June 30, 2003, we recorded a $0.9 million and $1.6 million tax provision, respectively, for foreign income taxes, consisting primarily of deferred taxes and a current provision for accrued Mexican withholding tax payable on interest expense. For the three and six months ended June 30, 2002, we recognized a $0.1 million provision for foreign income taxes due to Mexican withholding tax payable on interest expense.

Note 4.  Inventories

         Inventories consist of the following (in thousands):

                                                 June 30,         December 31,
                                                   2003               2002
                                              -------------       -------------
         Concentrates, bullion, metals
            in transit and other products     $       7,004       $       7,034
         Materials and supplies                       8,162               7,724
                                              -------------       -------------

                                              $      15,166       $      14,758
                                              =============       =============

         At June 30, 2003, we had forward sales contracts through December 31, 2004, for 78,728 ounces of gold at an average price of $288.25 per ounce. These contracts meet the criteria to be treated as normal sales in accordance with SFAS 138 and, as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. These forward sales contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at June 30, 2003 was $346.00 per ounce.

         We have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 63,828 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At June 30, 2003, the fair market value of the Gold Lease Rate Swap was approximately $265,000, which represents the amount the counterparty would have to pay us if the contract was terminated.


Note 5.  Contingencies

Bunker Hill Superfund Site

         In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), entered into a consent decree with the Environmental Protection Agency ("EPA") and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located in Kellogg, Idaho. The 1994 Consent Decree (the "1994 Decree") settled our response-cost responsibility under CERCLA at the Bunker Hill 21-square mile site. In August 2000, Sunshine Mining and Refining Company, which was also a party to the 1994 Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d'Alene Indian Tribe which settled Sunshine's environmental liabilities in the Coeur d'Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Decree.

         In response to a request by us and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree, issued an Order in September

2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision ("ROD") on the Basin-wide Remedial Investigation/Feasibility Study. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we requested the Court to release Hecla and ASARCO from future work under the 1994 Decree within the Bunker Hill site. In addition, because we were unsuccessful in negotiating the 2003 work program during the first half of 2003, we have submitted the dispute between ourselves and the EPA concerning our obligation for 2003 work under the 1994 Decree to the Idaho Federal District Court for final determination. We expect the work program for 2003 will be subject to a final decision on modification of the 1994 Decree by the Court.

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

         As of June 30, 2003, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $8.3 million, which are anticipated to be made over the next three to five years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

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

         The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the United States' claims on January 22, 2001, and was concluded on July 30, 2001. In the first phase of the trial, the Court has been requested to determine the extent of liability, if any, of the defendants for the plaintiffs' CERCLA claims. The Court was also asked to determine the liability of the United States for its historic involvement in the Basin. No decision on the issues before the Court in the first phase of the litigation has been issued. If liability is determined in the first phase, a second trial is anticipated to be scheduled at a later date to address damages and remedy selection. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States' litigation.

         During 2000 and into 2001, we were involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Indian Tribe. We also participated with certain of the other defendants in the litigation in a State of Idaho-led settlement effort. On August 16, 2001, we entered into a now terminated Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. In August 2002, because the parties were making no progress toward a final settlement under the terms of the Agreement in Principle, the United States, the State of Idaho and we agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, we may participate in further settlement negotiations with the United States, the State of Idaho and the Coeur d'Alene Indian Tribe in the future. Due to a number of uncertainties related to this matter, including the outcome of pending litigation and the result of any settlement negotiations, we do not have the ability to estimate what, if any, liability we may have related to the Coeur d'Alene Basin at this time.

         It is reasonably possible that our ability to estimate what, if any, liability we may have relating to the Coeur d'Alene Basin may change in the near or long term depending on a number of factors. In addition, an adverse ruling against us for liability and damages in this matter could have a material adverse effect on us.

         Class Action Litigation

         On or about January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs. On April 23, 2002, we filed a motion with the Court to dismiss the claims for relief relating to any medical monitoring programs and the remediation and restoration programs. At a hearing before the Idaho District Court on our and other defendants' motions held October 16, 2002, the Judge struck the complaint filed by the plaintiffs in January 2002 and instructed the plaintiffs to re-file the complaint limiting the relief requested by the plaintiffs to wholly private damages. The Court also dismissed the medical monitoring claim as a separate cause of action and stated that any requested remedy that encroached upon the EPA's cleanup in the Silver Valley would be precluded by the pending Federal Court case described above. The plaintiffs re-filed their amended complaint on January 9, 2003. As ordered by the Court, the amended complaint omits any cause of action for medical monitoring and no longer requests relief in the form of real property remediation or restoration programs. At a hearing on May 7, 2003, the Court vacated the entire amended complaint, issued sanctions against Plaintiffs' counsel for noncompliance with Idaho law, and gave Plaintiffs' counsel until June 30, 2003, to re-file an amended complaint that complies with Idaho law. Plaintiffs submitted a second amended complaint on June 9, 2003, which we have answered. We believe the claims alleged against us are subject to challenge on a number of bases and intend to vigorously defend this litigation.

Insurance Coverage Litigation

         In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe's lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the Bunker Hill site Consent Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of June 30, 2003, we have not reduced our accrual or recorded a receivable for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

         In March 2002, Independence Lead Mines Company ("Independence"), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday mine, notified us of certain alleged defaults by us under the 1968 Lease Agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleges that we violated the "prudent operator obligations" implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the Lease Agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the Lease Agreement and requesting unspecified damages. On March 18, 2003, Independence filed a motion for partial summary judgment or in the alternative, for preliminary injunction ("Motion"). The Motion requests that the Court terminate our leasehold interest in property owned by Independence within the DIA area, rule that we have committed waste while mining ore within property owned by Independence, and prohibit us from any further mining within property owned by Independence. We filed our response to the Motion on May 28, 2003. A hearing was held in July 2003 on the Motion and we expect a decision sometime in August 2003. We believe that we have fully complied with all obligations of the 1968 Lease Agreement and intend to defend our right to operate the property under the Lease Agreement.

         In Mexico, our subsidiary, Minera Hecla, S.A. de C.V. ("Minera Hecla"), is involved in litigation in Mexico City concerning a lien on certain major components of the Velardena mill at the San Sebastian mine that predated the sale of the mill to Minera Hecla. The unpaid amount of the lien is in dispute. At the time of the purchase, the lien amount was believed to be approximately $590,000 and that amount was deposited by us with the Court. The lien holder now alleges the amount owed is approximately $2,017,000, plus accrued interest. The lien holder has tried with limited success to remove the mill components subject to the lien. On January 23, 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale and Minera Hecla requested that the Court cancel the lien. The lien holder opposed the request made by Minera Hecla. On February 19, 2003, the Court in Mexico City issued a decision that the lien was fully satisfied with the deposit made by Minera Hecla on January 23, 2003, and the Court cancelled the lien. On February 24, 2003, the lien holder appealed that decision. On May 22, 2003 the Superior Court in Mexico affirmed the lower court decision to cancel the lien. On June 5, 2003, the lien holder filed an action in a federal court in Mexico that challenges the prior decision by the Superior Court in Mexico City. We believe that the lien has been fully satisfied and intend to continue to defend the suit.

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


Note 6.  Long-Term Debt and Credit Agreements

         As of June 30, 2003, our wholly owned subsidiary, Hecla Resources Investments Limited ("HRIL"), had $2.0 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is repayable in semiannual payments ending June 30, 2004, and had an interest rate of 3.6% at June 30, 2003.

         HRIL must comply with financial and other restrictive covenants related to the available ore reserves and performance of the La Camorra mine. We are required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At June 30, 2003, we had forward sales contracts for 78,728 ounces of gold. The forward sales contracts assume the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. We maintain a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with us receiving the fixed rate and paying the current floating gold lease rate.

         In connection with the project financing agreement, we have outstanding a $2.0 million subordinated loan agreement, repayable in equal installments on December 31, 2003, and June 30, 2004. The loan agreement gives us the option to capitalize interest payments by adding them to the principal amount of the loan. At June 30, 2003, the interest amount added to principal was approximately $0.7 million and is included in accrued expenses on our consolidated balance sheets. The interest rate under the subordinated loan agreement was 5.3% as of June 30, 2003.

         At June 30, 2003, our wholly owned subsidiary, Minera Hecla, S.A. de C.V. ("Minera Hecla"), had $3.6 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian mine near Durango, Mexico. The credit facility is nonrecourse to us. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months at a fixed interest rate equal to 13%. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

         In March 2003, we canceled a $7.5 million revolving bank agreement established in March 2002. At the time of cancellation, no amount was outstanding under the agreement.


Note 7.  Income per Common Share

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the income applicable to common shareholders for the three months and six months ended June 30, 2003 and 2002, in computing basic and diluted income per common share (dollars and shares in thousands, except per-share amounts).

                                                                Three Months Ended            Six Months Ended
                                                              -----------------------     -----------------------
                                                                      June 30,                    June 30,
                                                                 2003          2002          2003          2002
                                                              ---------     ---------     ---------     ---------
Income from continuing operations before cumulative
     effect of change in accounting principle,
     discontinued operations and preferred stock dividends    $   2,540     $   5,058     $   8,201     $   6,027
Cumulative effect of change in accounting principle,
     net of income tax                                               --            --         1,072            --
Discontinued operations                                              --          (303)           --          (786)
Preferred stock dividends                                          (659)       (2,013)       (1,318)       (4,025)
                                                              ---------     ---------     ---------     ---------

Basic income applicable to common shareholders                $   1,881     $   2,742     $   7,955     $   1,216
Basic weighted average number of common shares outstanding      109,427        75,010       109,374        74,426
                                                              ---------     ---------     ---------     ---------
Basic income per common share                                 $    0.02     $    0.04     $    0.07     $    0.02
                                                              =========     =========     =========     =========

Basic weighted average number of common shares outstanding      109,427        75,010       109,374        74,426
Effect of dilutive stock options                                    559            --           627            --
Effect of dilutive warrants                                          66            --           172            --
                                                              ---------     ---------     ---------     ---------
Diluted weighted average number of common shares                110,052        75,010       110,173        74,426
                                                              =========     =========     =========     =========

Basic and diluted income per common share                     $    0.02     $    0.04     $    0.07     $    0.02
                                                              =========     =========     =========     =========

         These calculations of diluted income per share for the three months and six months ended June 30, 2003 and 2002 exclude the effects of convertible preferred stock ($37.6 million in 2003 and $115.0 million in 2002), as well as common stock issuable upon the exercise of various stock options as their conversion and exercise would be antidilutive. For the three months ended June 30, 2003 and 2002, 1,689,167 and 1,034,500 stock options, respectively, were excluded in

                      Hecla Mining Company and Subsidiaries


the calculation of diluted income per share. For the six months ended June 30, 2003 and 2002, 1,328,500 and 1,034,500 stock options, respectively, were excluded.


Note 8.  Business Segments

         We are organized and managed primarily on the basis of the principal products being produced from our operating units. Three of our operating units have been aggregated into the silver segment and one into the gold segment. General corporate activities not associated with operating units, as well as idle properties, are presented as "other."

         The following tables present information about reportable segments for the three months and six months ended June 30, 2003 and 2002 (in thousands):

                                         Three Months Ended         Six Months Ended
                                       ---------------------     ---------------------
                                              June 30,                  June 30,
                                         2003         2002         2003         2002
                                       --------     --------     --------     --------
Net sales to unaffiliated customers:
    Silver                             $ 19,272     $ 16,626     $ 36,195     $ 28,735
    Gold                                 10,935       12,037       19,911       23,310
    Other                                    (4)          --          537           --
                                       --------     --------     --------     --------

                                       $ 30,203     $ 28,663     $ 56,643     $ 52,045
                                       ========     ========     ========     ========

Income (loss) from operations:
    Silver                             $  2,691     $  2,187     $  6,223     $  2,651
    Gold                                  3,195        4,464        4,479        7,209
    Other                                (2,394)      (1,930)      (4,537)      (3,969)
                                       --------     --------     --------     --------

                                       $  3,492     $  4,721     $  6,165     $  5,891
                                       ========     ========     ========     ========

         The following table presents identifiable assets by reportable segment as of June 30, 2003 and December 31, 2002 (in thousands):

                                            June 30,  December 31,
                                             2003        2002
                                           --------    --------
Identifiable assets:
     Silver                                $ 85,361    $ 82,522
     Gold                                    35,347      40,004
     Other                                  134,223      37,615
                                           --------    --------

                                           $254,931    $160,141
                                           ========    ========

                      Hecla Mining Company and Subsidiaries


Note 9.  Shareholders' Equity

         In January 2003, we completed an underwritten public offering of 23.0 million shares of our common stock. The public offering also included 2.0 million shares offered by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan ("the benefit plans"). We received net proceeds from the offering totaling approximately $91.2 million, which will be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. Our benefit plans realized net proceeds of approximately $8.0 million from the sale of the 2.0 million shares included in the public offering.

         We also filed a Registration Statement with the Securities and Exchange Commission covering 1,394,883 shares of our common stock offered by the benefit plans and 2.0 million shares of our common stock issuable upon exercise of a warrant issued to Great Basin Gold Ltd. ("Great Basin") pursuant to an Earn-in Agreement concerning exploration, development and production in an area of Great Basin's Hollister Development Block gold property, located on the Carlin Trend in Nevada. The Registration Statement became effective in January 2003.

         In July 2002, 1,546,598 preferred shares were exchanged for shares of our common stock (each preferred share was exchanged for seven shares of our common stock) in an exchange offering meant to reduce cumulative preferred dividends that are included in the calculation of earnings applicable to common shareholders. As of June 30, 2003, 752,752 shares of preferred stock remain outstanding and we have not declared or paid $7.9 million in cumulative preferred dividends. We are currently not planning to reinstate the preferred stock dividend.

Note 10. Stock-Based Plans

         At June 30, 2003, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock-based plans below. We have adopted the disclosure-only provisions of SFAS No. 123. No compensation expense was recognized during the three and six months ended June 30, 2003 and 2002 for unexercised options related to the stock-based plans. Had compensation expense for our stock-based plans been determined based on the fair market value at the grant date for awards during these periods consistent with the provisions of SFAS No. 123, our income and per share income applicable to common shareholders would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                      Hecla Mining Company and Subsidiaries

                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                                2003        2002        2003        2002
                                                              -------     -------     -------     -------
Income (loss) applicable to common shareholders
     As reported                                              $ 1,881     $ 2,742     $ 7,955     $ 1,216
     Stock-based employee compensation expense
          included in reported income                             206          88         591         607
     Total stock-based employee compensation
          expense determined under fair value
          based methods for all awards                         (1,142)     (1,327)     (2,195)     (1,927)
                                                              -------     -------     -------     -------
     Pro forma                                                $   945     $ 1,503     $ 6,351     $  (104)
                                                              =======     =======     =======     =======
Income applicable to common shareholders per common share:
     As reported                                              $  0.02     $  0.04     $  0.07     $  0.02
     Pro forma                                                $  0.01     $  0.02     $  0.06     $  0.00


Note 11. Asset Retirement Obligations

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original fair value estimate underlying the obligation. The statement was required to be adopted by January 1, 2003.

         Upon initial application of SFAS No. 143, we recorded the following:

     1. An increase of approximately $0.7 million to accrued reclamation and closure costs to reflect the estimated present value of reclamation liabilities based on the discounted fair market value of future cash flows to settle the obligation;

     2. An increase to the carrying amounts of the associated long-lived assets of approximately $3.3 million to capitalize the present value of the liabilities as of the date the obligation occurred, offset by $1.5 million of accumulated depletion through January 1, 2003; and

                      Hecla Mining Company and Subsidiaries


     3.  A cumulative effect of change in accounting principle of $1.1 million
         (gain), reflecting the difference between those amounts and amounts previously recorded in our consolidated financial statements at January 1, 2003.

         The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 6% from the time we expect to pay the retirement obligation to the time we incurred the obligation.

         The following is a reconciliation of the total liability for asset retirement obligations (in thousands):

            Balance January 1, 2003          $    6,053
            Accretion expense                       197
            Cash payments                          (148)
                                             ----------

            Balance June 30, 2003            $    6,102
                                             ==========

         There are no assets legally restricted for purposes of settling asset retirement obligations at June 30, 2003.

                      Hecla Mining Company and Subsidiaries


         The following table presents the pro forma effects of the application of SFAS No. 143 for the three and six months ended June 30, 2002, as if the Statement had been in effect for those periods (in thousands, except per share data):

                                          Three Months  Six Months
                                              Ended       Ended
                                             June 30,    June 30,
                                               2002        2002
                                             -------     -------

Net income                                   $ 4,755     $ 5,241
Cost of sales and other direct production
     costs                                       295         542
Depreciation, depletion and amortization        (139)       (260)
                                             -------     -------
Pro forma                                    $ 4,911     $ 5,523
                                             =======     =======

Basic and diluted earnings per share:
     As reported                             $  0.04     $  0.02
     Pro forma                               $  0.04     $  0.02


Note 12. New Accounting Pronouncements

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

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure-only provisions of SFAS No. 123 and do not intend to adopt the fair value accounting provisions of SFAS No. 123. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial statements.

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

                      Hecla Mining Company and Subsidiaries


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

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe the adoption of SFAS No. 150 will have a material effect on our consolidated financial statements.

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

                      Hecla Mining Company and Subsidiaries



                                     [MAP]


                        NAME OF MINE             CITY, STATE, COUNTRY
                        -------------            ------------------------
SILVER (AG):            LUCKY FRIDAY             MULTAN, IDAHO*
                        SAN SEBASTIAN            DURANGO, MEXICO
                        GREENS CREEK             JUNEAU, ALASKA
GOLD (AU):              LA CAMORRA               BOLIVAR STATE, VENEZUELA

*CORPORATE OFFICE


         We also own or have interests in a number of other precious and nonferrous metals properties. Our strategy for growth is to focus our efforts and resources on expanding our precious metals reserves through exploration efforts, primarily on properties we currently own. We will also consider acquisition opportunities as a component of our growth strategy.

RESULTS OF OPERATIONS

         In January 2003, we completed an underwritten public offering of 23.0 million shares of our common stock, resulting in net cash proceeds totaling approximately $91.2 million to be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. For additional information regarding the public offering, see Note 9 of Notes to Consolidated Financial Statements.

         During the second quarter and first six months of 2003, we recorded income applicable to common shareholders of approximately $1.9 million and $8.0 million, or $0.02 and $0.07 per common share, respectively, compared to income applicable to common shareholders of $2.7 million and $1.2 million, or $0.04 and $0.02 per common share, respectively, during the second quarter and first six months of 2002. Included in the income applicable to common shareholders were undeclared and unpaid preferred stock dividends of $0.7 million and $1.3 million, respectively, during the second quarter and first six months of 2003, compared to dividends of $2.0

                      Hecla Mining Company and Subsidiaries


million and $4.0 million, respectively, during the same periods in 2002. The variance in preferred stock dividends during the 2003 and 2002 comparative periods is due to a preferred stock exchange offer completed during the third quarter of 2002, pursuant to which 67.2% of the preferred shares outstanding at the time (2.3 million) were exchanged for shares of common stock (seven shares of common for every share of preferred).

         Included in income for the six months ended June 30, 2003, is a $4.0 million cash settlement received from Zemex Corporation during the first quarter of 2003 for its subsidiary's failure to close on its agreement to purchase the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) in January 2001. In November 2000, we entered into an agreement with Zemex U.S. Corporation, guaranteed by its parent, Zemex Corporation, to sell the stock of the K-T Group for a price of $68.0 million. For additional information on the settlement from Zemex Corporation, see Note 5 of Notes to Consolidated Financial Statements.

         Also included in income for the six months ended June 30, 2003 is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement was adopted on January 1, 2003, and required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The gain of $1.1 million recognized represents the difference between the amounts determined under SFAS No. 143 and amounts previously recorded in our consolidated financial statements. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

         Reflected in the income applicable to common shareholders during the second quarter and first six months of 2002 is a loss from discontinued operations of $0.3 million and $0.8 million, respectively. In March 2003, we sold the remaining inventories of the briquette division of the Colorado Aggregate division ("CAC") of MWCA, Inc., and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported a loss from operations of approximately $26,000 and $21,000, respectively, for the second quarter and first six months of 2003. All activity associated with the former industrial minerals segment during the second quarter and first six months of 2003 is considered a general corporate activity and is presented as "other" where appropriate. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

Silver Operations and Production

         For the three months and six months ended June 30, 2003, the silver segment reported income from

                      Hecla Mining Company and Subsidiaries


operations of $2.7 million and $6.2 million, respectively, compared to income from operations of $2.2 million and $2.7 million, respectively, during the same periods in 2002. Sales of products increased by $2.6 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 59.6% in the second quarter of 2003, from 65.0% in the second quarter of 2002. During the six-month period, sales of products increased by $7.5 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 60.0% in 2003 from 67.5% in the first six months of 2002. Factors contributing to these changes for both the second quarter and six-month periods are discussed by each operating property following the table below.

         Silver production during the second quarter and first six months of 2003 totaled 2.4 million ounces and 4.8 million ounces, respectively, compared to 2.3 million ounces and 4.3 million ounces, respectively, during the same periods in 2002. The average total cash cost decreased 24.4%, from $2.09 per silver ounce during the second quarter of 2002 to $1.58 per silver ounce during the second quarter of 2003. During the first six months of 2003, the average total cash cost decreased 28.3% compared to the same period in 2002, from $2.26 per silver ounce during the first six months in 2002 to $1.62 per silver ounce in 2003. Gold produced at our silver operations had a significant impact on our average total cash cost. Because it is considered a by-product, it contributed to the decrease in average total cash costs during the comparable periods due primarily to a higher average gold price, as well as increased gold production.

         The following table presents total production, total cash costs, total production costs and average metals prices as they pertain to our silver operations for the periods indicated:

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                      -------------------        -------------------
                                                       2003         2002          2003         2002
                                                      -------------------        -------------------
 Silver ounces produced (in thousands):
       San Sebastian                                   1,010          881          2,032       1,649
       Greens Creek                                      833          859          1,573       1,688
       Lucky Friday                                      602          594          1,237       1,006
 Gold ounces produced:
       San Sebastian                                  11,505       10,754         23,059      19,816
       Greens Creek                                    8,107        8,639         14,955      15,715
 Lead produced (tons):
       Greens Creek                                    2,124        2,408          4,111       4,354
       Lucky Friday                                    3,283        2,890          6,923       4,965
 Zinc produced (tons):
       Greens Creek                                    6,736        6,412         12,818      12,191
       Lucky Friday                                      584          640          1,187       1,176

                      Hecla Mining Company and Subsidiaries

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                      -------------------        -------------------
                                                       2003         2002          2003         2002
                                                      -------------------        -------------------
                                                        1.58         2.09           1.62        2.26
 Total cash costs per ounce ($/oz.) (1,2)
 Total production costs per ounce ($/oz.) (1,2)         2.84         3.52           2.83        3.75

 Average Metals Prices:
           Silver-Handy & Harman ($/oz.)                4.62         4.75           4.66        4.63
           Gold-London Final ($/oz.)                     347          313            349         302
           Lead-LME Cash ($/pound)                     0.207        0.216          0.207       0.214
           Zinc-LME Cash ($/pound)                     0.352        0.363          0.354       0.357

     (1) Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute.

     (2) Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found below.

San Sebastian
-------------

         For the second quarter and first six months of 2003, the San Sebastian mine, located in the State of Durango, Mexico, reported sales of $8.4 million and $16.8 million, respectively, compared to $6.7 million and $12.1 million, respectively, during the same periods in 2002. These increases are primarily due to increased production resulting from significantly higher gold and silver ore grades, combined with higher average gold prices. San Sebastian commenced mining operations in May 2001 and reached full capacity during the second quarter of 2002.

         The grade of silver ore at San Sebastian improved to approximately 28 ounces per ton during the second quarter of 2003, compared to 22 ounces per ton during the second quarter of 2002, and to approximately 30 ounces per ton during the first six months of 2003, compared to approximately 24 ounces per ton during the first six months of 2002. San Sebastian had an average grade of 0.32 ounce of gold per ton during the second quarter of 2003 and an average grade of 0.35 ounce of gold per ton during the first six months of 2003, a 15% and 21% increase, respectively, over the same periods in 2002.

         The total cash cost at San Sebastian decreased by approximately 84% and 95%, respectively, from the second quarter and first six months of 2002, to $0.20 and $0.07 per silver ounce during the second quarter and first six months of 2003, primarily due to significant

                      Hecla Mining Company and Subsidiaries


by-product credits from increased gold production and a higher average gold price. Silver and gold production at San Sebastian is estimated to be approximately 3.8 million ounces and 40,000 ounces, respectively, for the year ended December 31, 2003.

Greens Creek
------------

         The Greens Creek mine, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $7.9 million and $13.4 million, respectively, for our account during the second quarter and first six months of 2003, as compared to $7.0 million and $11.7 million, respectively, during the same periods in 2002. The increase in sales is primarily due to lower smelter treatment and freight costs and a higher average gold price, partially offset by lower production of other metals due to lower ore grades.

         Despite lower production during the 2003 periods, the total cash costs per silver ounce decreased by approximately 31% and 22%, respectively, from $1.45 and $1.68 per silver ounce during the second quarter and first six months of 2002, to $1.00 and $1.31 per silver ounce, respectively, during the second quarter and first six months of 2003. The decreases in costs per ounce are primarily due to the increased by-product credits from a higher average gold price and lower smelter treatment and freight costs during 2003. For the year ending December 31, 2003, production is forecasted to total approximately 3.3 million silver ounces, 30,000 ounces of gold and 8,000 and 24,000 tons of lead and zinc, respectively.

Lucky Friday
------------

         The Lucky Friday mine, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $3.0 million and $6.1 million, respectively, during the second quarter and first six months of 2003, compared to $3.0 million and $4.9 million, respectively, during the same periods in 2002. The increase in sales during the first six months of 2003 compared with 2002 is primarily due to increased silver production during the first quarter of 2003, the result of a change in mine plan during January 2002 that caused a short-term increase in development and a resultant drop in ore tons mined during the 2002 period, as well as a 14% increase in silver ore grade during the first six months of 2003. For the second quarter and first six months of 2003, the total cash costs per silver ounce were $4.68 and $4.57, respectively, compared to $4.25 and $4.70 per silver ounce during the same periods in 2002. For the year ending December 31, 2003, production is forecasted to total approximately
1.9 million silver ounces and 14,000 tons of lead.

         The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our silver operations in total, as well as for each individual operating property, for the three months and six months ended June 30, 2003 and 2002 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an

                      Hecla Mining Company and Subsidiaries


indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our gold and silver segments is presented in our Consolidated Statement of Operations and Comprehensive Income.

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                      ---------------------     ---------------------
                                        2003         2002         2003         2002
                                      --------     --------     --------     --------
TOTAL SILVER SEGMENT
Total cash costs                      $  3,850     $  4,880     $  7,854     $  9,832
Divided by silver ounces produced        2,444        2,334        4,842        4,344
                                      --------     --------     --------     --------
Total cash cost per ounce produced    $   1.58     $   2.09     $   1.62     $   2.26
                                      ========     ========     ========     ========
Reconciliation to GAAP:
 Total cash costs                        3,850        4,880        7,854        9,832
 Treatment & freight costs              (4,602)      (4,886)      (9,255)      (9,289)
 By-product credits                     11,331       10,297       22,222       18,854
 Change in product inventory
                                           878          217          628         (619)
 Reclamation and other costs
                                            40          302          273          569
                                      --------     --------     --------     --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)          $ 11,497     $ 10,810     $ 21,722     $ 19,347
                                      ========     ========     ========     ========


SAN SEBASTIAN
Total cash costs                      $    202     $  1,110     $    134     $  2,270

Divided by silver ounces produced        1,010          881        2,032        1,649
                                      --------     --------     --------     --------
Total cash cost per ounce produced    $   0.20     $   1.26     $   0.07     $   1.38
                                      ========     ========     ========     ========
Reconciliation to GAAP:
 Total cash costs
                                           202        1,110          134        2,270
 Treatment & freight costs
                                          (506)        (638)      (1,016)      (1,183)
 By-product credits
                                         3,979        3,366        8,036        6,005
 Change in product inventory
                                          (243)         (20)        (225)          20
 Reclamation and other costs
                                           (11)         121          141          220
                                      --------     --------     --------     --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)          $  3,421     $  3,939     $  7,070     $  7,332
                                      ========     ========     ========     ========

                      Hecla Mining Company and Subsidiaries

                                        Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                      ---------------------     ---------------------
                                        2003         2002         2003         2002
                                      --------     --------     --------     --------
GREENS CREEK
Total cash costs                      $    833     $  1,245     $  2,068     $  2,829
Divided by silver ounces produced          833          859        1,573        1,688
                                      --------     --------     --------     --------
Total cash cost per ounce produced    $   1.00     $   1.45     $   1.31     $   1.68
                                      ========     ========     ========     ========
Reconciliation to GAAP:
 Total cash costs                          833        1,245        2,068        2,829
 Treatment & freight costs              (3,079)      (3,315)      (6,068)      (6,409)
 By-product credits                      6,170        5,930       11,687       11,005
 Change in product inventory             1,081          136          789         (757)
 Reclamation and other costs                41          153          113          300
                                      --------     --------     --------     --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)          $  5,046     $  4,149     $  8,589     $  6,968
                                      ========     ========     ========     ========

LUCKY FRIDAY
Total cash costs                      $  2,815     $  2,525     $  5,652     $  4,733
Divided by silver ounces produced          602          594        1,237        1,006
                                      --------     --------     --------     --------
Total cash cost per ounce produced    $   4.68     $   4.25     $   4.57     $   4.70
                                      ========     ========     ========     ========
Reconciliation to GAAP:
 Total cash costs                        2,815        2,525        5,652        4,733
 Treatment & freight costs              (1,017)         933       (2,171)      (1,697)
 By-product credits                      1,182        1,001        2,499        1,844
 Change in product inventory                40          101           64          118
 Reclamation and other costs                10           28           19           49
                                      --------     --------     --------     --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)          $  3,030     $  2,722     $  6,063     $  5,047
                                      ========     ========     ========     ========

                      Hecla Mining Company and Subsidiaries


Gold Operations and Production

         We currently operate the La Camorra mine, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. At the present time, La Camorra is our sole gold operating unit.

         Sales of product decreased by $1.1 million (9%) and $3.4 million (15%), respectively, during the second quarter and first six months of 2003, compared with the same periods in 2002, primarily due to decreases in gold ounces produced (30% and 22%, respectively), offset by increases in the realized price of gold, which increased 4% and 7%, respectively, during the quarter and six-month comparative periods.

         During the second quarter and first six months of 2003, La Camorra produced approximately 32,000 and 67,000 gold ounces, respectively, at a total cash cost of $139 and $138 per ounce, compared to approximately 46,000 and 86,000 gold ounces, respectively, at total cash costs of $131 and $134 per ounce during the same periods in 2002. During 2002, La Camorra had an average grade of
0.93 ounce of gold per ton during the second quarter and 0.88 ounce of gold per ton in the first six months and produced over 167,000 ounces of gold for the year ended December 31, 2002. In 2003, gold production is projected to reach approximately 145,000 to 150,000 ounces at an average grade of 0.74 ounce of gold per ton for the year ending December 31, 2003. La Camorra had an average grade of 0.68 ounce of gold per ton during the second quarter of 2003, with an average grade of 0.75 ounce of gold per ton for the first six months of 2003. Tons milled have also been affected by reduced equipment availability and blasting issues, as well as, lower ore to waste ratios in sublevel developments, during the second quarter and first six months of 2003, when compared to the same periods in 2002, reporting a 5% and 8% decrease, respectively.

         While sales decreased during the second quarter and first six-month periods in 2003, cost of sales and other direct production costs as a percentage of sales from products increased to 35.0% during the second quarter of 2003, from 32.2% during the second quarter of 2002, and decreased to 38.4% during the first six months of 2003, from 40.2% during the same period in 2002. We have been able to maintain similar costs during 2003 as compared to 2002 despite lower production levels, in part due to the weakening of the Venezuelan currency, the bolivar. As described below, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar at 1,597 to 1; however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 40%, which has benefited our cost structure despite the lower production levels during the first half of 2003.

         Beginning late in the fourth quarter of 2002, Venezuela experienced a general strike that ended in February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra mine

                      Hecla Mining Company and Subsidiaries


during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. Although we believe we will be able to manage and operate our La Camorra mine and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on exchange controls, labor stoppages and supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have not been finalized. Since February 2003, the Venezuelan government-fixed exchange rate has been 1,597 bolivares to one U.S. dollar, which is the exchange rate we have utilized to translate the financial statements of our Venezuelan subsidiary, which is included in our consolidated financial statements. Although management is actively monitoring the implementation of exchange controls in Venezuela, there can be no assurance that the exchange controls will not affect our operations in Venezuela in the future.

         The following table presents a reconciliation between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for the La Camorra mine for the three months and six months ended June 30, 2003 and 2002 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. The sum of the cost of sales and other direct production costs for our gold and silver segments is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                      ---------------------     ---------------------
                                        2003         2002         2003         2002
                                      --------     --------     --------     --------
Total cash costs                      $  4,455     $  6,029     $  9,240     $ 11,556
Divided by gold ounces produced
                                            32           46           67           86
                                      --------     --------     --------     --------
Total cash cost per ounce produced    $    139     $    131     $    138     $    134
                                      ========     ========     ========     ========
Reconciliation to GAAP:
 Total cash costs                        4,455        6,029        9,240       11,556
 Treatment & freight costs                (458)        (513)        (805)        (892)
 Change in product inventory              (183)      (1,750)        (842)      (1,502)
 Reclamation and other costs                 9          106           61          204
                                      --------     --------     --------     --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)          $  3,823     $  3,872     $  7,654     $  9,366
                                      ========     ========     ========     ========

                      Hecla Mining Company and Subsidiaries


Corporate Matters

         Interest and other income increased $4.5 million during the first six months of 2003, compared to the same period in 2002, primarily due to a cash settlement from Zemex Corporation during the first quarter of 2003 for its subsidiary's failure to close on the sale of the K-T Group in 2001 ($4.0 million), interest income generated from an increased cash balance due to the public offering in January 2003 ($0.5 million), as well interest income received during the second quarter of 2003 from the Mexican government for interest on unpaid value-added tax receivables ($0.3 million). Lower mark to market adjustments on our outstanding gold lease rate swap offset the positive variance described above during the first six months of 2003 ($0.4 million). Interest and other income increased $0.3 million during the second quarter of 2003 when compared to the second quarter of 2002.

         Exploration expense increased $2.4 million and $4.0 million, respectively, during the second quarter and first six months of 2003, compared to the same periods in 2002, primarily due to increased exploration expenditures in Mexico on the Don Sergio vein ($0.6 million and $0.9 million, respectively) and other areas at or near the San Sebastian mine ($0.6 million and $0.6 million, respectively); in Venezuela on the Block B concessions ($0.4 million and $0.9 million, respectively) and the Canaima resource ($0.3 million and $0.5 million, respectively), offset by lower expenditures at or near the La Camorra mine ($0.3 million and $0.2 million, respectively); and at the Hollister Development Block in Nevada ($0.6 million and $1.0 million, respectively). Also included in the increased exploration expenditures during the first six months of 2003 are other project evaluation costs ($0.3 million and $0.4 million, respectively).

         We estimate that exploration expenditures for the remainder of 2003 will be in the range of $6.0 million to $9.0 million, principally for continued drilling in Venezuela and Mexico and permitting activities at the Hollister Development Block in Nevada. In Venezuela, exploration will focus on the Block B concessions, Canaima and the Main and Betzy veins, all within trucking distance of the La Camorra mill. In Mexico, exploration will focus on the Don Sergio vein and other targets surrounding the San Sebastian mine. As previously announced, development of a ramp at the Don Sergio vein in Mexico has commenced. By the end of 2003, providing favorable outcomes from feasibility studies and permitting, we could also begin underground ramp development at Block B, Canaima and the Hollister Development Block, as well as construction of a shaft to the Main and Betsy veins at La Camorra.

         Provision for income taxes increased $0.7 million and $1.5 million, respectively, during the second quarter and first six months of 2003, compared to the same periods in 2002, primarily a result of utilization of deferred tax assets in Mexico and accrued Mexican withholding tax payable on interest expense. For further information see Note 3 of Notes to Consolidated Financial Statements.

                      Hecla Mining Company and Subsidiaries


         Miscellaneous expense increased $1.0 million and $1.3 million, respectively, during the second quarter and first six months of 2003, compared to the same periods in 2002, primarily due to a foreign exchange gain in 2002 due to the devaluation of the Venezuelan bolivar ($1.3 million and $1.4 million, respectively), foreign exchange variances in Mexico ($0.1 million and $0.4 million, respectively) and increased corporate insurance expense ($0.1 million and $0.2 million, respectively), offset by accruals for tax offset bonuses on employee stock option plans ($0.4 million and $0.7 million, respectively).

         General and administrative expenses increased $0.5 million and $0.6 million, respectively, during the second quarter and first six months of 2003, compared to the same periods in 2002, primarily due to accruals for employee incentive compensation during 2003.

         Interest expense decreased $0.2 million and $0.3 million, respectively, during the second quarter and first six months of 2003, compared to the same periods in 2002, principally due to lower average borrowings and lower interest rates on debt.

FINANCIAL CONDITION AND LIQUIDITY

         Our financial condition has improved considerably since the beginning of 2003 due to operating performance and the completion of an underwritten public offering of 23.0 million shares of our common stock in January 2003, which resulted in net cash proceeds of approximately $91.2 million. At June 30, 2003, we held cash and cash equivalents of $113.4 million (compared to $19.5 million at December 31, 2002), with a current ratio of 4.6 to 1. For additional information regarding the public offering, see Note 9 of Notes to Consolidated Financial Statements.

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

Contractual Obligations and Contingent Liabilities and Commitments

         The table below presents our contractual obligations and commitments primarily with regards to payment of debt, certain capital expenditures and lease arrangements (in thousands). For additional information on outstanding debt, see Note 6 of Notes to Consolidated Financial Statements.

                      Hecla Mining Company and Subsidiaries

                                                              Payments Due By Period
                                          --------------------------------------------------------------
Contractual obligations                     2003       2004       2005       2006       2007      Total
                                          -------    -------    -------    -------    -------    -------
Debt                                      $ 2,893    $ 2,332    $ 1,366    $   959    $    --    $ 7,550
Capital expenditure commitments             1,898         --         --         --         --      1,898
Operating lease commitments                   304        534        506        482        117      1,943
                                          -------    -------    -------    -------    -------    -------
    Total contractual cash obligations    $ 5,095    $ 2,866    $ 1,872    $ 1,441    $   117    $11,391
                                          =======    =======    =======    =======    =======    =======

         We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At June 30, 2003, our reserves for these matters totaled $48.9 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these reserves over the next five to ten years. During 2003, expenditures for environmental remediation and reclamation are estimated to be in the range of $6.0 million and $8.0 million. For additional information relating to our environmental obligations, see Notes 5 and 11 of Notes to Consolidated Financial Statements.

Operating Activities

         Operating activities provided approximately $13.0 million in cash during the first six months of 2003, primarily from cash provided by La Camorra, San Sebastian and Greens Creek. Net cash provided by operating activities was negatively affected by increases in accounts and notes receivable ($3.0 million), cash required for reclamation activities and other noncurrent liabilities ($2.5 million), reductions in accrued payroll ($0.6 million), changes in other current and noncurrent assets ($0.6 million), reductions in accounts payable and other accrued expenses ($0.4 million) and increases in inventories ($0.4 million), offset by an increase in accrued taxes payable ($0.7 million). Principal noncash elements included charges for depreciation, depletion and amortization ($10.3 million) and a change in deferred income taxes ($1.4 million), offset by a gain on the disposition of fixed assets ($0.3 million) and a cumulative effect of change in accounting principle upon adoption of SFAS No. 143 ($1.1 million).

         Beginning late in the fourth quarter of 2002, Venezuela experienced a general strike that ended in February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra mine during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. Although we believe we will be able to manage and operate our La Camorra mine and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on exchange controls, labor stoppages and supplies of

                      Hecla Mining Company and Subsidiaries


oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have not been finalized. Since February 2003, the Venezuelan government-fixed exchange rate has been 1,597 bolivares to one U.S. dollar, which is the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary, which is included in our consolidated financial statements. Although management is actively monitoring the implementation of exchange controls in Venezuela, there can be no assurance that the implementation of exchange controls will not affect our operations in Venezuela in the future.

Investing Activities

         Investing activities required $6.3 million in cash during the first six months of 2003 primarily for additions to properties, plants and equipment of ($6.8 million), consisting of additions at the La Camorra mine ($3.5 million), the San Sebastian mine ($2.7 million) and the Greens Creek mine ($0.6 million), offset by proceeds received on the sale of fixed assets of $0.5 million.

         In 2003, we estimate our capital expenditures will be in the range of $19.0 to $24.0 million. The lower end of the range of capital expenditures in 2003 represents sustaining capital at our existing operations, equipment acquisitions at the San Sebastian mine in Mexico and at the Hollister Development Block in Nevada, development expenditures at the Don Sergio vein in Mexico and a custom milling project at the La Camorra mine in Venezuela. The upper end of the estimate includes other possible capital projects, including commencement of a project to construct a shaft at the La Camorra mine and for equipment and development at the Block B concessions in Venezuela. In March, we made a payment of $1.3 million due pursuant to our acquisition of the Block B lease in Venezuela during 2002, and anticipate making the final $1.0 million payment in September 2003. There can be no assurance that our estimated capital expenditures for 2003 will be in the range we have projected.

Financing Activities

         During the first six months of 2003, financing activities generated approximately $87.1 million in cash due to the public offering in January for $91.2 million and short-term borrowings on a line of credit for national currency in Venezuela ($1.4 million), offset slightly by the repayment of project financing debt ($5.8 million), including the line of credit in Venezuela.

                      Hecla Mining Company and Subsidiaries


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

                      Hecla Mining Company and Subsidiaries


engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external determinations of reserves.

         Reserve estimates will change as existing reserves are depleted through production, as well as changes in estimates caused by changing production cost and/or metals prices. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience.

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

                      Hecla Mining Company and Subsidiaries


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

Environmental Matters

         On January 1, 2003, we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an environmental remediation obligation, or an asset retirement obligation
(ARO), at our operating properties be recognized in the period in which it is incurred. Reclamation costs are allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation.

         At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operation and environmental matters.

         We periodically review our accrued liabilities for remediation costs as evidence becomes available indicating that our remediation liabilities have potentially changed. Such costs are based on management's current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

         Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $48.9 million at June 30, 2003. We anticipate that expenditures relating to these reserves will be made over the next five to ten years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

                      Hecla Mining Company and Subsidiaries


NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was required to be adopted by January 1, 2003. For information regarding the impact to our consolidated financial statements upon adoption, see
Note 11 of Notes to Consolidated Financial Statements.

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

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends

                      Hecla Mining Company and Subsidiaries


the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure-only provisions of SFAS No. 123 and do not intend to adopt the fair value accounting provisions of SFAS No.
123. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial statements.

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

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We do not believe the adoption of SFAS No. 150 will have a material effect on our consolidated financial statements.

                      Hecla Mining Company and Subsidiaries


OTHER

         Holders of the preferred shares are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share payable quarterly, when and if declared by the board of directors and have voting rights related to certain amendments to our Certificate of Incorporation. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred shares to elect two directors at our annual shareholders' meeting. On May 10, 2002, holders of the preferred shares, voting as a class, elected two additional directors. One of the two directors elected by holders of Series B preferred stock resigned from our board of directors in October 2002 to avoid any appearance of conflict of interest as a result of a new position as a research analyst. In order to fill the resulting vacancy, the remaining director elected by the holders of Series B preferred stock will name a new director, currently anticipated to be named during 2003.

         As of June 30, 2003, we have not declared or paid $7.9 million of Series B preferred stock dividends. We have no current intent to pay the preferred stock dividend.

         We filed a Registration Statement with the Securities and Exchange Commission (SEC) covering 1,394,883 shares of our common stock held by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the "benefit plans") and 2.0 million shares of our common stock issuable upon exercise of a warrant issued to Great Basin Gold Ltd. (Great Basin) pursuant to an Earn-in Agreement concerning exploration, development and production in an area of Great Basin's Hollister Development Block gold property, located on the Carlin Trend in Nevada. The Registration Statement became effective in January 2003. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

         For information on hedged positions and derivative instruments, see
Item 3 "Quantitative and Qualitative Disclosure About Market Risk."

                      Hecla Mining Company and Subsidiaries


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at June 30, 2003, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. We believe there has not been a material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (See Part I, Item 1 - Risk Factors in our 2002 Annual Report on Form 10-K).

Interest-Rate Risk Management

         At June 30, 2003, our debt was subject to changes in market interest rates and was sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments in the future, such as interest rate swaps, to manage the risk associated with interest rate changes.

         The following table presents principal cash flows (in thousands) for debt outstanding at June 30, 2003, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                         Expected Maturity Date
                              ---------------------------------------------               Fair
                            2003       2004       2005       2006      2007     Total     Value
                           ----------------------------------------------------------    ------
Subordinated debt         $1,000     $1,000         --         --        --    $2,000    $2,000
Average interest rate        5.1%       5.6%        --         --        --

Project financing debt    $1,500     $  500         --         --        --    $2,000    $2,000

Average interest rate        3.6%       4.1%        --         --        --

Project financing debt    $  393     $  832     $1,366     $  959        --    $3,550    $3,550
Average interest rate         13%        13%        13%        13%       --

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

                      Hecla Mining Company and Subsidiaries


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

         The following table provides information about our forward sales contracts at June 30, 2003. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between September 30, 2003, and December 31, 2004.

                                       Expected Maturity Date       Estimated
                                      ------------------------        Fair
                                         2003           2004          Value
                                      ---------      ---------      ---------
 Forward contracts:
 Gold sales (ounces)                     29,800         48,928
 Future price (per ounce)             $     288      $     288
 Contract amount (in $000's)          $   8,590      $  14,103      $  (4,710)
 Estimated % of annual production
     committed to contracts                  25%            25%

         In addition to the above contracts, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 63,828 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At June 30, 2003, the fair market value of the Gold Lease Rate Swap was approximately $265,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

                      Hecla Mining Company and Subsidiaries


Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures were effective as of June 30, 2003, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries


Item 1.  Legal Proceedings

         For information concerning legal proceedings, refer to Note 5 of Notes to Consolidated Financial Statements.


Item 3.  Defaults Upon Senior Securities

         As of June 30, 2003, we have not declared or paid $7.9 million of Series B Convertible Preferred stock dividends.


Item 4.  Submission of Matters to Vote of Security Holders

         At the annual meeting of shareholders held on May 9, 2003, the following matters were voted on by Hecla's shareholders:

         Election of Three Directors:

                                   Votes             Votes
                                    For             Withheld
                                ----------          --------
         Arthur Brown           92,792,083           930,798
         John E. Clute          92,793,238           969,290
         Joe Coors, Jr.         92,753,591           929,643

         Approval of selection of BDO Seidman, LLP as Hecla's auditors for 2003:

                                   Votes             Votes
                                    For             Withheld          Abstenions
                                ----------          --------          ----------

                                92,839,108           579,968             303,805

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              See the exhibit index to this Form 10-Q for the list of exhibits.

         (b)  Reports on Form 8-K filed during the quarter ended June 30, 2003

              Form 8-K dated May 1, 2003, announcing first quarter 2003 earnings in a news release.

Items 2 and 5 of Part II are not applicable and are omitted from this report.

                      Hecla Mining Company and Subsidiaries



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HECLA MINING COMPANY
                                                   (Registrant)



Date:  August 8, 2003                By  /s/ Phillips S. Baker, Jr.
                                         Phillips S. Baker, Jr., President,
                                            Chief Executive Officer and Director


Date:  August 8, 2003                By  /s/ Lewis E. Walde
                                         Lewis E. Walde, Vice President and
                                            Chief Financial Officer

                                  Exhibit Index

         3.1 Certificate of Incorporation of the Registrant as amended to date.*

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

         10.2 Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas
                  F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis
                  E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.)*

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

         10.8(a) Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.8(b) Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated
                  September 6, 1996. Filed as exhibit 10.11(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.8(c) First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant's Registration Statement on Form S-1 filed on October 7, 2002, (File No. 333 - 100395) and incorporated herein by reference.

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

         10.21 Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant's

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

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------------------------------------------------------------------------------
* Filed herewith.