Form 10-Q
period 2003-09-30
HECLA MINING CO/DE/
filed 2003-11-14
CIK 719413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003


Commission file number               1-8491
                       ---------------------------------------------------------


                              HECLA MINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         82-0126240
--------------------------------------                    ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)

     6500 Mineral Drive, Suite 200
        Coeur d'Alene, Idaho                                    83815-9408
--------------------------------------                    ----------------------
(Address of principal executive offices)                        (Zip Code)


                                  208-769-4100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  _XX_.       No __.

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  _XX_.       No __.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Shares Outstanding November 7, 2003
--------------------------------------      -----------------------------------
     Common stock, par value                        110,482,552
         $0.25 per share

                      Hecla Mining Company and Subsidiaries
                                    Form 10-Q
                    For the Quarter Ended September 30, 2003

                                   I N D E X*
                                   ----------

                                                                                          Page
                                                                                          ----
PART I. - Financial Information

        Item l  -        Financial Statements

                -        Consolidated Balance Sheets -
                         September 30, 2003 (unaudited) and December 31, 2002               3

                -        Consolidated Statements of Operations and Comprehensive
                         Loss - Three Months and Nine Months Ended
                         September 30, 2003 and 2002 (unaudited)                            4

                -        Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 2003 and 2002 (unaudited)          5

                -        Notes to Consolidated Financial Statements                         6

        Item 2  -        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                     23

        Item 3  -        Quantitative and Qualitative Disclosures About Market Risk        46

        Item 4  -        Controls and Procedures                                           48

PART II. - Other Information

        Item 1  -        Legal Proceedings                                                 49

        Item 3  -        Defaults Upon Senior Securities                                   49

        Item 6  -        Exhibits and Reports on Form 8-K                                  49

*Items omitted are not applicable.

                         Part I - Financial Information

                          Item 1 - Financial Statements

                      Hecla Mining Company and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                             September 30,
                                                                                  2003          December 31,
                                                                              (Unaudited)           2002
                                                                               ---------         ---------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                                   $ 102,820         $  19,542
   Short-term investments                                                         12,258                --
   Accounts and notes receivable                                                  15,616            10,154
   Inventories                                                                    18,396            14,758
   Deferred income taxes                                                             675             2,700
   Other current assets                                                            2,466             1,780
                                                                               ---------         ---------
           Total current assets                                                  152,231            48,934
Investments                                                                          564                76
Restricted investments                                                             6,442             6,428
Properties, plants and equipment, net                                             86,013            86,725
Mineral interests, net                                                             4,988             5,640
Deferred income taxes                                                                850               300
Other noncurrent assets                                                           12,720            12,038
                                                                               ---------         ---------

           Total assets                                                        $ 263,808         $ 160,141
                                                                               =========         =========

                                   LIABILITIES
                                   -----------

Current liabilities:
   Accounts payable and accrued expenses                                       $  12,060         $  11,731
   Accrued payroll and related benefits                                            6,871             7,603
   Current portion of long-term debt                                               4,805             7,296
   Accrued taxes                                                                   2,756             1,572
   Current portion of accrued reclamation and closure costs                        7,500             7,005
                                                                               ---------         ---------
           Total current liabilities                                              33,992            35,207
Long-term debt                                                                     2,560             4,657
Accrued reclamation and closure costs                                             62,781            42,718
Other noncurrent liabilities                                                       4,876             5,629
                                                                               ---------         ---------

           Total liabilities                                                     104,209            88,211
                                                                               ---------         ---------

                              SHAREHOLDERS' EQUITY
                              --------------------

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued 2003 -
   752,752 shares, issued 2002 - 753,402 shares
     liquidation preference 2003 - $46,239 and 2002 - $44,262                        188               188
Common stock, $0.25 par value, authorized 200,000,000 shares;
   issued 2003 - 110,490,826 shares, issued 2002 - 86,187,468 shares              27,623            21,547
Capital surplus                                                                  495,157           405,959
Accumulated deficit                                                             (363,731)         (355,544)
Accumulated other comprehensive income (loss)                                        480               (36)
Less stock held by grantor trust; 2002 - 81,696 common shares                         --               (66)
Less treasury stock, at cost; 2003 and 2002 - 8,274 common shares                   (118)             (118)
                                                                               ---------         ---------

           Total shareholders' equity                                            159,599            71,930
                                                                               ---------         ---------

           Total liabilities and shareholders' equity                          $ 263,808         $ 160,141
                                                                               =========         =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

    Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
        (Dollars and shares in thousands, except for per-share amounts)

                                                                  Three Months Ended                    Nine Months Ended
                                                          ----------------------------------    ----------------------------------
                                                            September 30,      September 30,     September 30,      September 30,
                                                                2003               2002              2003               2002
                                                          ---------------    ---------------    ---------------    ---------------
Continuing Operations:
Sales of products                                         $        28,079    $        27,790    $        84,723    $        79,836
                                                          ---------------    ---------------    ---------------    ---------------

Cost of sales and other direct production costs                    12,528             15,482             42,448             44,248
Depreciation, depletion and amortization                            5,161              5,894             15,285             17,583
                                                          ---------------    ---------------    ---------------    ---------------
                                                                   17,689             21,376             57,733             61,831
                                                          ---------------    ---------------    ---------------    ---------------
Gross profit                                                       10,390              6,414             26,990             18,005
                                                          ---------------    ---------------    ---------------    ---------------

Other operating expenses:
   General and administrative                                       1,841              1,493              6,103              5,137
   Exploration                                                      2,562              1,257              8,333              2,987
   Depreciation and amortization                                       69                 22                268                 90
   Provision for closed operations and
      environmental matters                                        23,284                510             23,488                768
                                                          ---------------    ---------------    ---------------    ---------------
                                                                   27,756              3,282             38,192              8,982
                                                          ---------------    ---------------    ---------------    ---------------

Income (loss) from operations                                     (17,366)             3,132            (11,202)             9,023
                                                          ---------------    ---------------    ---------------    ---------------

Other income (expense):
   Interest and other income                                        1,434                367              6,993              1,461
   Miscellaneous expense                                             (989)              (933)            (2,214)              (842)
   Interest expense                                                  (233)              (437)              (914)            (1,374)
                                                          ---------------    ---------------    ---------------    ---------------
                                                                      212             (1,003)             3,865               (755)
                                                          ---------------    ---------------    ---------------    ---------------

Income (loss) from operations before income
   taxes and cumulative effect of change in
   accounting principle                                           (17,154)             2,129             (7,337)             8,268
Income tax provision                                                 (306)               (56)            (1,922)              (168)
                                                          ---------------    ---------------    ---------------    ---------------
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                           (17,460)             2,073             (9,259)             8,100
Cumulative effect of change in accounting
   principle, net of income tax                                        --                 --              1,072                 --
Discontinued operations, net of income tax                             --               (540)                --             (1,326)
                                                          ---------------    ---------------    ---------------    ---------------

Net income (loss)                                                 (17,460)             1,533             (8,187)             6,774
Preferred stock dividends                                            (659)           (18,568)            (1,977)           (22,593)
                                                          ---------------    ---------------    ---------------    ---------------

Loss applicable to common shareholders                    $       (18,119)   $       (17,035)   $       (10,164)   $       (15,819)
                                                          ===============    ===============    ===============    ===============

Net income (loss)                                         $       (17,460)   $         1,533    $        (8,187)   $         6,774
Change in derivative contracts                                         --                 --                 --               (256)
Reclassification adjustment of loss
   included in net income (loss)                                       10                 10                 28                 30
Unrealized holding gains (losses) on securities                       289                (26)               488                 29
                                                          ---------------    ---------------    ---------------    ---------------

Comprehensive income (loss)                               $       (17,161)   $         1,517    $        (7,671)   $         6,577
                                                          ===============    ===============    ===============    ===============

Basic and diluted income (loss) per common share:
   Loss from operations after preferred stock dividends   $         (0.16)   $         (0.19)   $         (0.10)   $         (0.18)
   Cumulative effect of change in accounting principle                 --                 --               0.01                 --
   Loss from discontinued operations                                   --              (0.01)                --              (0.02)
                                                          ---------------    ---------------    ---------------    ---------------

Basic and diluted loss per common share                   $         (0.16)   $         (0.20)   $         (0.09)   $         (0.20)
                                                          ===============    ===============    ===============    ===============

Weighted average number of common shares outstanding              110,221             86,031            109,656             78,294
                                                          ===============    ===============    ===============    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                            Nine Months Ended
                                                                  --------------------------------------
                                                                  September 30, 2003  September 30, 2002
                                                                  ------------------  ------------------
Operating activities:
   Net income (loss)                                               $         (8,187)   $          6,774
   Noncash elements included in net income (loss):
     Depreciation, depletion and amortization                                15,553              17,673
     Cumulative effect of change in accounting principle                     (1,072)                 --
     Gain on disposition of properties, plants and equipment                   (306)               (299)
     Provision for reclamation and closure costs                             23,530               1,445
     Deferred income taxes                                                    1,475                  --
     Change in net assets of discontinued operations                             --                 884
   Change in assets and liabilities:
     Accounts and notes receivable                                           (5,462)             (3,706)
     Inventories                                                             (3,638)             (3,156)
     Other current and noncurrent assets                                     (1,368)               (594)
     Accounts payable and accrued expenses                                      357                (584)
     Accrued payroll and related benefits                                       (82)               (385)
     Accrued taxes                                                            1,184                 141
     Accrued reclamation and closure costs and other
        noncurrent liabilities                                               (4,376)             (3,546)
                                                                   ----------------    ----------------

   Net cash provided by operating activities                                 17,608              14,647
                                                                   ----------------    ----------------

Investing activities:
   Purchase of short-term investments                                       (12,258)                 --
   Proceeds from sale of discontinued operations                                 --               1,585
   Additions to properties, plants and equipment                            (12,618)             (9,095)
   Proceeds from disposition of properties, plants and equipment                486               5,705
   Increase in restricted investments                                           (14)                 (3)
   Other, net                                                                    50                 (40)
                                                                   ----------------    ----------------

Net cash used by investing activities                                       (24,354)             (1,848)
                                                                   ----------------    ----------------

Financing activities:
   Common stock issued for warrants and stock option plans                    3,377               2,635
   Common stock issuance, net of offering costs                              91,235                  --
   Borrowings on long-term debt                                               1,350               3,317
   Repayments on long-term debt                                              (5,938)             (8,516)
                                                                   ----------------    ----------------

Net cash provided (used) by financing activities                             90,024              (2,564)
                                                                   ----------------    ----------------

Net increase in cash and cash equivalents                                    83,278              10,235
Cash and cash equivalents at beginning of period                             19,542               7,560
                                                                   ----------------    ----------------

Cash and cash equivalents at end of period                         $        102,820    $         17,795
                                                                   ================    ================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Hecla Mining Company and Subsidiaries


                   Notes to Consolidated Financial Statements

Note 1.  Basis of Preparation of Financial Statements

         In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of cash flows and notes to consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company ("we" or "our"). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2002.

Note 2.  Discontinued Operations

         During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to retire debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. In March 2003, we sold the remaining inventories of the briquette division of the Colorado Aggregate division ("CAC") of MWCA, Inc., and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported a loss from operations of approximately $48,000 and $70,000, respectively, for the third quarter and first nine months of 2003. We did not record any gain or loss from discontinued operations during the third quarter and first nine months of 2003, compared to a loss of $0.5 million ($0.01 per common share) and $1.3 million ($0.02 per common share), respectively, during the third quarter and first nine months of 2002. All activity associated with the former industrial minerals segment during the third quarter and first nine months of 2003 is considered a general corporate activity and is presented as "other" where appropriate.

Note 3.  Income Taxes

         The income tax provision for the first nine months of 2003 and 2002 varies from the amount that would have been provided by applying the statutory rate to the income (loss) before income taxes primarily due to the availability and utilization of net operating losses in Mexico and Venezuela. For the three and nine months ended September 30, 2003, we recorded a $0.3 million and $1.9 million tax provision, respectively, for foreign income taxes, consisting primarily of deferred taxes and a current provision for accrued Mexican withholding tax payable on interest expense. For the three and nine months ended September 30, 2002, we recognized a $0.1 million and $0.2 million provision, respectively, for foreign income taxes due to Mexican withholding tax payable on interest expense.

                      Hecla Mining Company and Subsidiaries


Note 4.  Inventories

         Inventories consist of the following (in thousands):

                                              September 30,      December 31,
                                                  2003               2002
                                             -------------       -------------
         Concentrates, bullion, metals
            in transit and other products    $       9,299       $       7,034
         Materials and supplies                      9,097               7,724
                                             -------------       -------------

                                             $      18,396       $      14,758
                                             =============       =============

         At September 30, 2003, we had forward sales contracts through December 31, 2004, for 63,828 ounces of gold at an average price of $288.25 per ounce. These contracts meet the criteria to be treated as normal sales in accordance with SFAS 138 and, as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. These forward sales contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at September 30, 2003 was $388.00 per ounce.

         We have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 48,928 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter as the gold forward contracts expire. At September 30, 2003, the fair market value of the Gold Lease Rate Swap was approximately $218,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

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

         In response to a request by us and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree, issued an Order in September

                      Hecla Mining Company and Subsidiaries


2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision ("ROD") on the Basin-wide Remedial Investigation/Feasibility Study. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we requested the Court to release Hecla and ASARCO from future work under the 1994 Decree within the Bunker Hill site. We were unsuccessful in negotiating an agreement with the State of Idaho and the United States for the 2003 summer work program under the 1994 Decree and elected to implement a $1.5 million annual work plan without state or federal approval of the $1.5 million limit on our expenditures. Meanwhile, we have submitted our dispute with the U.S. government and the State of Idaho concerning our obligations for the 2003 work under the 1994 Decree to the Idaho Federal District Court for final determination. We expect the work program for 2003 will be subject to a final decision on modification of the 1994 Decree by the Court.

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

         As of September 30, 2003, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $7.4 million, which are anticipated to be made over the next four to five years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

Coeur d'Alene River Basin Environmental Claims

         Coeur d'Alene Indian Tribe Claims

         In July 1991, the Coeur d'Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against us, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. The Tribe's natural resource damage litigation has been consolidated with the United States' litigation described below. Because of various bankruptcies and settlements of other defendants, we are the only remaining defendant in the Tribe's NRD case.

                      Hecla Mining Company and Subsidiaries


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

         The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the United States' claims on January 22, 2001, and was concluded on July 30, 2001. The first phase of the trial addressed the extent of liability, if any, of the defendants and the allocation of liability amongst the defendants and others, including the U.S. government. On September 3, 2003, the Court issued its Phase I ruling, holding that we have some liability for Coeur d'Alene Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for these releases. The natural resource damages to which this 31% applies and the Court's determination of an appropriate cleanup plan will be addressed in the Phase II trial.

                      Hecla Mining Company and Subsidiaries


         The Court also found that while certain Basin natural resources had been injured, the Court stated that "there has been an exaggerated overstatement" by the plaintiffs of Basin environmental conditions and the mining impact. The Court also significantly limited the scope of the trustee plaintiffs' resource trusteeship and will require proof in the Phase II trial of the trustees' percentage of trusteeship in co-managed resources. The Court also left for the Phase II trial issues on the deference, if any, to be afforded the government's cleanup plan and on defendants' constitutional due process/retroactivity defense. The Phase II trial is scheduled to commence on January 18, 2005. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States' litigation.

         Although the U.S. Government has previously issued its Record of Decision proposing a cleanup plan totaling approximately $359 million, based upon the Court's prior orders, including its September 3, 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we estimated the range of our potential liability in the Basin to be $18.0 million to $58.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles (GAAP), we accrued the minimum liability within the range. As of September 30, 2003, we have estimated and accrued a potential liability for claims in the Coeur d'Alene Basin litigation of $18.0 million. It is reasonably possible that our ability to estimate what, if any, liability we may have relating to the Coeur d'Alene Basin may change in the future depending on a number of factors, including the outcome of the Phase II trial.

         Class Action Litigation

         On or about January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs. On April 23, 2002, we filed a motion with the Court to dismiss the claims for relief relating to any medical monitoring programs and the remediation and restoration programs. At a hearing before the Idaho District Court on our and other defendants' motions held October 16, 2002, the Judge struck the complaint filed by the plaintiffs in January 2002 and instructed the plaintiffs to re-file the complaint limiting the relief requested by the plaintiffs to wholly private damages. The Court also dismissed the medical monitoring claim as a separate cause of action and stated that any requested remedy that encroached upon the EPA's cleanup in the Silver Valley would be precluded by the pending Federal Court case described above. The plaintiffs re-filed their amended complaint on January 9, 2003. As ordered by the Court, the amended complaint omits any cause of action for medical monitoring and no longer requests relief in the form of real property remediation or restoration programs. At a hearing on May 7, 2003, the Court vacated the entire amended complaint, and gave Plaintiffs' counsel until June 30, 2003, to re-file an amended complaint that complies with Idaho law. Plaintiffs submitted a second amended complaint on June 9, 2003, which we have answered. Discovery on the issue of class

                      Hecla Mining Company and Subsidiaries


certification is proceeding. We believe the claims alleged against us are subject to challenge on a number of bases and we intend to vigorously defend this litigation.

         Insurance Coverage Litigation

         In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe's lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of September 30, 2003, we have not reduced our accrual or recorded a receivable for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other Claims

         Zemex Litigation

         On November 17, 2000, we entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) for a price of $68.0 million. On January 18, 2001, Zemex U.S. Corporation failed to close on the transaction, and on January 22, 2001, we brought suit in the United States District Court for the Northern District of Illinois, Eastern Division, against the parent, Zemex Corporation, under its guarantee for its subsidiary's failure to close on the purchase and meet its obligations under the November 2000 agreement. In January 2003, the parties reached an agreement to settle our claims in full for $3,950,000. The payment was recorded as other income during the first quarter of 2003.

         Independence Litigation

         In March 2002, Independence Lead Mines Company ("Independence"), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday mine, notified us of certain alleged defaults by us under the 1968 Lease Agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleges that we violated the "prudent operator obligations" implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the Lease Agreement, we have the exclusive right to manage, control and operate

                      Hecla Mining Company and Subsidiaries


the DIA properties, and our decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the Lease Agreement and requesting unspecified damages. On March 18, 2003, Independence filed a motion for partial summary judgment or in the alternative, for preliminary injunction ("Motion"). The Motion requests that the Court terminate our leasehold interest in property owned by Independence within the DIA area, rule that we have committed waste while mining ore within property owned by Independence, and prohibit us from any further mining within property owned by Independence. We filed our response to the Motion on May 28, 2003 and a hearing was held in July 2003 on the Motion. By order dated August 8, 2003 the court denied Plaintiff's motion and set trial for January, 2004. We believe that we have fully complied with all of our obligations under the 1968 Lease Agreement and intend to defend our right to operate the property under the Lease Agreement.

         Velardena Mill Litigation

         In Mexico, our subsidiary, Minera Hecla, S.A. de C.V. ("Minera Hecla"), is involved in litigation in Mexico City concerning a lien on certain major components of the Velardena mill at the San Sebastian mine that predated the sale of the mill to Minera Hecla. At the time of the purchase, the lien amount was believed to be approximately $590,000, which was deposited by the prior owner of the mill with the Court. On January 23, 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale, and the Court in Mexico City canceled the lien. On September 17, 2003, the lien holder filed the last in a series of unsuccessful appeals before a federal appeals court in Mexico City, which is expected to issue a final ruling before the end of the year. We believe that the lien has been fully satisfied and intend to continue to defend the suit.

         Minera Hecla is also involved in other litigation in the State of Durango, Mexico concerning the Velardena mill. On October 10, 2003, representatives from Minera William S.A. de C.V. (an affiliate of the prior owner of the Velardena Mill and subsidiary of ECU Silver Mining, a Canadian company) presented to Minera Hecla court documents from a state court in Durango, Mexico that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. On October 21, 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. A hearing for a permanent restraining order will be held on November 18, 2003 in Durango. We believe the claim of Minera William is without merit and they have no right to any portion of the Velardena mill. We intend to zealously defend our rightful ownership interest.

         The court order discussed above does not affect Minera Hecla's San Sebastian mine, which is located approximately 65 miles from the Velardena Mill. The above mentioned dispute could result in future disruption of operations at the Velardena Mill. Although there can be no assurance as to the outcome of these proceedings, we believe an adverse ruling will not have a material adverse effect on our financial condition.

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

Note 6.       Long-Term Debt and Credit Agreements

         As of September 30, 2003, our wholly owned subsidiary, Hecla Resources Investments Limited ("HRIL"), had $2.0 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is repayable in semiannual payments, including $1.5 million on December 31, 2003 and $0.5 million on June 30, 2004, and had an interest rate of 3.7% at September 30, 2003.

         HRIL must comply with financial and other restrictive covenants related to the available ore reserves and performance of the La Camorra mine. We are required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At September 30, 2003, we had forward sales contracts for 63,828 ounces of gold. The forward sales contracts assume the ounces of gold committed to forward sales at the end of each quarter can be leased at a rate of 1.5% for each following quarter. We maintain a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with us receiving the fixed rate and paying the current floating gold lease rate.

         In connection with the project financing agreement, we have outstanding a $2.0 million subordinated loan agreement, repayable in equal installments on December 31, 2003, and June 30, 2004. The loan agreement gives us the option to capitalize interest payments by adding them to the principal amount of the loan. At September 30, 2003, the interest amount added to principal was approximately $0.7 million and is included in accrued expenses on our consolidated balance sheets. The interest rate under the subordinated loan agreement was 5.3% as of September 30, 2003.

         At September 30, 2003, our wholly owned subsidiary, Minera Hecla, S.A. de C.V. ("Minera Hecla"), had $3.4 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian mine near Durango, Mexico. The credit facility is nonrecourse to us. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months at a fixed interest rate equal to 13%. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

         In March 2003, we canceled a $7.5 million revolving bank agreement established in March 2002. At the time of cancellation, no amount was outstanding under the agreement.

Note 7.  Investments

                      Hecla Mining Company and Subsidiaries


Current Investments

         At September 30, 2003, short-term investments included certificates of deposit and held-to-maturity securities, which are carried at amortized cost, which approximates fair value. All of these investments are due within the next twelve months and consisted of the following:

                                                    2003          2002
                                                 ----------   ----------
     Current Investments:
          Certificates of deposit                $    1,600   $       --
          United States government and federal
             agency securities                        4,225           --
          Municipal securities                        5,612           --
          Corporate bonds                               821           --
                                                 ----------   ----------
                                                 $   12,258   $       --
                                                 ==========   ==========

Non-current Investments

         As of September 30, 2003, non-current investments consisted of marketable equity securities categorized as available for sale and carried at quoted market value. Realized gains and losses on the sale of such securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations.

Restricted Investments

         Restricted investments primarily represent investments in money market funds and bonds of U.S. Government Agencies. These investments are restricted primarily for reclamation funding or surety bonds.

Note 8.  Loss per Common Share

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the loss applicable to common shareholders for the three months and nine months ended September 30, 2003 and 2002, in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

                                                 Three Months Ended        Nine Months Ended
                                               ----------------------    ----------------------
                                                    September 30,             September 30,
                                                  2003         2002         2003         2002
                                               ---------    ---------    ---------    ---------
Income (loss) from continuing operations
     before cumulative effect of change in
     accounting principle                      $ (17,460)   $   2,073    $  (9,259)   $   8,100
Cumulative effect of change in accounting
     principle, net of income tax                     --           --        1,072           --
Discontinued operations, net of income taxes          --         (540)          --       (1,326)
Preferred stock dividends                           (659)     (18,568)      (1,977)     (22,593)
                                               ---------    ---------    ---------    ---------

Basic and diluted loss applicable to
     common shareholders                       $ (18,119)   $ (17,035)   $ (10,164)   $ (15,819)
Weighted average number of common
     shares outstanding                          110,221       86,031      109,656       78,294
                                               ---------    ---------    ---------    ---------
Basic and diluted loss per common share        $   (0.16)   $   (0.20)   $   (0.09)   $   (0.20)
                                               =========    =========    =========    =========

                      Hecla Mining Company and Subsidiaries


         These calculations of diluted loss per share for the three months and nine months ended September 30, 2003 and 2002 exclude the effects of convertible preferred stock ($37.6 million in 2003 and $37.7 million in 2002), as well as common stock issuable upon the exercise of various stock options as their conversion and exercise would be antidilutive. For the three and nine months ended September 30, 2003 and 2002, 2,889,236 and 2,817,335 stock options, respectively, were excluded in the calculation of diluted loss per share as they are antidilutive.

Note 9.  Business Segments

         We are organized and managed primarily on the basis of the principal products being produced from our operating units. Three of our operating units have been aggregated into the silver segment and one into the gold segment. General corporate activities not associated with operating units, as well as idle properties, are presented as "other."

         The following tables present information about reportable segments for the three months and nine months ended September 30, 2003 and 2002 (in thousands):

                                             Three Months Ended      Nine Months Ended
                                            --------------------    --------------------
                                                September 30,           September 30,
                                              2003        2002        2003        2002
                                            --------    --------    --------    --------
     Net sales to unaffiliated customers:
         Silver                             $ 19,485    $ 13,983    $ 55,681    $ 42,718
         Gold                                  8,611      13,807      28,522      37,118
         Other                                   (17)         --         520          --
                                            --------    --------    --------    --------

                                            $ 28,079    $ 27,790    $ 84,723    $ 79,836
                                            ========    ========    ========    ========

     Income (loss) from operations:
         Silver                             $  6,343    $    (85)   $ 12,567    $  2,567
         Gold                                  1,539       5,242       6,166      12,451
         Other                               (25,248)     (2,025)    (29,935)     (5,995)
                                            --------    --------    --------    --------

                                            $(17,366)   $  3,132    $(11,202)   $  9,023
                                            ========    ========    ========    ========

                      Hecla Mining Company and Subsidiaries


         The following table presents identifiable assets by reportable segment as of September 30, 2003 and December 31, 2002 (in thousands):

                                          September 30,           December 31,
                                               2003                   2002
                                         ---------------         ---------------
         Identifiable assets:
              Silver                     $        87,779         $        82,522
              Gold                                39,063                  40,004
              Other                              136,966                  37,615
                                         ---------------         ---------------

                                         $       263,808         $       160,141
                                         ===============         ===============

Note 10. Shareholders' Equity

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

         In July 2002, 1,546,598 preferred shares were exchanged for shares of our common stock (each preferred share was exchanged for seven shares of our common stock) in an exchange offering meant to reduce cumulative preferred dividends that are included in the calculation of earnings applicable to common shareholders. As of September 30, 2003, 752,752 shares of preferred stock remain outstanding and we have not declared or paid $8.6 million in cumulative preferred dividends. We are currently not planning to reinstate the preferred stock dividend.

Note 11.   Stock-Based Plans

         At September 30, 2003, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock-based plans below. We have adopted the disclosure-only provisions of SFAS No. 123, except

                      Hecla Mining Company and Subsidiaries


for the impact of tax offset bonuses. No compensation expense was recognized during the three and nine months ended September 30, 2003 and 2002 for options related to the stock-based plans. Had compensation expense for our stock-based plans been determined based on the fair market value at the grant date for awards during these periods consistent with the provisions of SFAS No. 123, our loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                      Hecla Mining Company and Subsidiaries

                                                               Three Months Ended        Nine Months Ended
                                                                 September 30,              September 30,
                                                              2003          2002          2003         2002
                                                           ----------    ----------    ----------    ----------
Loss applicable to common shareholders
     As reported                                           $  (18,119)   $  (17,035)   $  (10,164)   $  (15,819)
     Stock-based employee compensation expense
          included in reported income (loss)                      363           (77)          953           530
     Total stock-based employee compensation
          expense determined under fair value
          based methods for all awards                         (1,026)           (4)       (3,220)       (1,931)
                                                           ----------    ----------    ----------    ----------
     Pro forma                                             $  (18,782)   $  (17,116)   $  (12,431)   $  (17,220)
                                                           ==========    ==========    ==========    ==========
Loss applicable to common shareholders per common share:

     As reported                                           $    (0.16)   $    (0.20)   $    (0.09)   $    (0.20)
     Pro forma                                             $    (0.17)   $    (0.20)   $    (0.11)   $    (0.22)

Note 12.   Asset Retirement Obligations

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

         Upon initial application of SFAS No. 143 on January 1, 2003, we recorded the following:

1. An increase of approximately $0.7 million to accrued reclamation and closure costs to reflect the estimated present value of reclamation liabilities based on the discounted fair market value of future cash flows to settle the obligation;

2. An increase to the carrying amounts of the associated long-lived assets of approximately $3.3 million to capitalize the present value of the liabilities as of the date the obligation occurred, offset by $1.5 million of accumulated depletion through January 1, 2003; and

                      Hecla Mining Company and Subsidiaries


3. A cumulative effect of change in accounting principle of $1.1 million gain, reflecting the difference between those amounts and amounts previously recorded in our consolidated financial statements at January 1, 2003.

         The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 6% from the time we expect to pay the retirement obligation to the time we incurred the obligation.

         The following is a reconciliation of the total liability for asset retirement obligations (in thousands):

            Balance January 1, 2003                 $      6,088
            Accretion expense                                295
            Cash payments                                   (222)
                                                    ------------

            Balance September 30, 2003              $      6,161
                                                    ============

         There are no assets legally restricted for purposes of settling asset retirement obligations at September 30, 2003.

         The following table presents the pro forma effects of the application of SFAS No. 143 for the three and nine months ended September 30, 2002, as if the Statement had been in effect for those periods (in thousands, except per share data):

                      Hecla Mining Company and Subsidiaries

                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                               2002                           2002
                                                        ------------------             -----------------
     Loss applicable to common shareholders              $       (17,035)              $      (15,819)
     Cost of sales and other direct production
          costs                                                      270                          812
     Depreciation, depletion and amortization                       (132)                        (392)
                                                         ---------------               --------------
     Pro forma                                           $       (16,897)              $      (15,399)
                                                        ================               ==============

     Basic and diluted earnings per share:
          As reported                                    $         (0.20)              $        (0.20)
          Pro forma                                      $         (0.20)              $        (0.20)

Note 13. New Accounting Pronouncements

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

                      Hecla Mining Company and Subsidiaries


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

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

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

                      Hecla Mining Company and Subsidiaries


entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. The adoption of this standard did not have a material effect on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         CERTAIN STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ARE FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT OUR FUTURE RESULTS, PERFORMANCE, RESULTS OF LITIGATION, PROSPECTS AND OPPORTUNITIES. WE HAVE TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," "ESTIMATE" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER ITEM 1 - BUSINESS - RISK FACTORS IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

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

         A 112-year-old company, we have long been known as a precious metals producer and are principally engaged in the exploration, development, mining and processing of silver, gold, lead and zinc. We are operated and organized into two segments, silver and gold, with three operating properties included in the silver segment (San Sebastian, Greens Creek and Lucky Friday) and one in the gold segment (La Camorra). The following maps indicate the locations of our operations as well as the Hollister Development Block, an exploration property:

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

         At September 30, 2003, we recorded adjustments totaling $23.1 million for future environmental and reclamation expenditures, primarily for future anticipated expenditures in Idaho's Coeur d'Alene Basin ($16.0 million) and for the Grouse Creek mine cleanup in central Idaho ($6.8 million). The adjustment for the Coeur d'Alene Basin was recorded in response to a United States District Court ruling on September 3, 2003, which held that we had some liability for yet-to-be determined natural resource damages and response costs due to our historic mining practices. Although the U.S. Government has previously issued its Record of Decision proposing a cleanup plan totaling approximately

                      Hecla Mining Company and Subsidiaries

$359 million, based upon the Court's prior orders, including its September 3, 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we estimated the range of our potential liability in the Basin to be $18.0 million to $58.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles (GAAP), we accrued the minimum liability within the range. As of September 30, 2003, we have estimated and accrued a potential liability for claims in the Coeur d'Alene Basin litigation of $18.0 million. For additional information on the Coeur d'Alene Basin and Court ruling, see Note 5 of Notes to Consolidated Financial Statements.

         At the Grouse Creek mine, which suspended operations in 1997, we have developed a revised reclamation cost estimate. The estimate was based on a conceptual reclamation plan submitted to the regulatory authorities in 2003. To date, we have commenced dewatering of the tailings impoundment and developed a conceptual 15-year closure plan that has provided the basis for the increase in estimated costs. As of September 30, 2003, we have estimated and accrued a liability for reclamation activities at the Grouse Creek mine of $32.6 million.

         During the third quarter and first nine months of 2003, we recorded losses applicable to common shareholders of approximately $18.1 million and $10.2 million, or $0.16 and $0.09 per common share, respectively, compared to losses applicable to common shareholders of $17.0 million and $15.8 million, or $0.20 and $0.20 per common share, respectively, during the third quarter and first nine months of 2002.

         Included in the losses applicable to common shareholders were undeclared and unpaid preferred stock dividends of $0.7 million and $2.0 million, respectively, during the third quarter and first nine months of 2003, compared to dividends of $18.6 million and $22.6 million, respectively, during the same periods in 2002. The variance in preferred stock dividends during the 2003 and 2002 comparative periods is due to a preferred stock exchange offer completed during the third quarter of 2002, pursuant to which 67.2% of the preferred shares outstanding at the time (2.3 million) were exchanged for shares of common stock (seven shares of common for every share of preferred). During the third quarter of 2002, we incurred a non-cash dividend of approximately $17.6 million, which represented the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the preferred stock.

         Included in the loss for the nine months ended September 30, 2003, is a $4.0 million cash settlement received from Zemex Corporation during the first quarter of 2003 for its subsidiary's failure to close on its agreement to purchase the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Clay de Mexico and certain other minor inactive industrial minerals companies (collectively the K-T Group) in January 2001. In November 2000, we entered into an agreement with Zemex U.S. Corporation, guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of the K-T Group for a price of $68.0 million. For additional information on the settlement from Zemex Corporation, see Note 5 of Notes to Consolidated Financial Statements.

         Also included in the loss for the nine months ended September 30, 2003 is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement was adopted on January 1, 2003, and required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The gain of $1.1 million recognized represents the

                      Hecla Mining Company and Subsidiaries


difference between the amounts determined under SFAS No. 143 and amounts previously recorded in our consolidated financial statements. For additional information, see Note 12 of Notes to Consolidated Financial Statements.

         Reflected in the losses applicable to common shareholders during the third quarter and first nine months of 2002 is a loss from discontinued operations of $0.5 million and $1.3 million, respectively. In March 2003, we sold the remaining inventories of the briquette division of the Colorado Aggregate division ("CAC") of MWCA, Inc., and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported a loss from operations of approximately $48,000 and $70,000, respectively, for the third quarter and first nine months of 2003. All activity associated with the former industrial minerals segment during the third quarter and first nine months of 2003 is considered a general corporate activity and is presented as "other" where appropriate. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

Silver Operations and Production

         For the three and nine months ended September 30, 2003, the silver segment reported income from operations of $6.3 million and $12.6 million, respectively, compared to a loss from operations of $0.1 million during the third quarter of 2002 and income of $2.6 million during the first nine months of 2002. Sales of products increased by $5.5 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 46.0% in the third quarter of 2003, from 75.7% in the third quarter of 2002. During the nine-month period, sales of products increased by $13.0 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 55.1% in 2003 from 70.2% in the first nine months of 2002. Factors contributing to these changes for both the third quarter and nine-month periods are in the discussion of each operating property following the table below.

         Silver production during the third quarter and first nine months of 2003 totaled 2.6 million ounces and 7.5 million ounces, respectively, compared to 2.1 million ounces and 6.4 million ounces, respectively, during the same periods in 2002. The average total cash cost per ounce decreased 46%, from $2.44 per silver ounce during the third quarter of 2002 to $1.33 per silver ounce during the third quarter of 2003. During the first nine months of 2003, the average total cash cost per ounce decreased 35% compared to the same period in 2002, from $2.32 per silver ounce during the first nine months in 2002 to $1.52 per silver ounce in 2003. Gold produced at our silver operations had a significant impact on our average total cash cost per ounce. Because it is considered a by-product of our silver production, it contributed to the decrease in average total cash costs during the comparable periods due primarily to a higher average gold price, as well as increased gold production.

                      Hecla Mining Company and Subsidiaries


         The following table presents total production, total cash costs, total production costs and average metals prices as they pertain to our silver operations for the periods indicated:

                                                       Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                    ------------------------- --------------------------
                                                       2003         2002          2003         2002
                                                    ------------------------- --------------------------
 Silver ounces produced (in thousands):
       San Sebastian                                   1,104          823          3,135       2,472
       Greens Creek                                    1,046          827          2,620       2,515
       Lucky Friday                                      493          429          1,731       1,436
 Gold ounces produced:
       San Sebastian                                  11,988       10,112         35,047      29,928
       Greens Creek                                    7,401        7,333         22,355      23,049
 Lead produced (tons):
       Greens Creek                                    2,047        1,839          6,158       6,194
       Lucky Friday                                    2,942        2,135          9,865       7,100
 Zinc produced (tons):
       Greens Creek                                    4,163        5,665         16,980      17,856
       Lucky Friday                                      648          497          1,835       1,673

 Total cash costs per ounce ($/oz.) (1,2)               1.33         2.44           1.52        2.32
 Total production costs per ounce ($/oz.) (1,2)         2.64         3.85           2.76        3.78

 Average Metals Prices:
           Silver-Handy & Harman ($/oz.)                5.03         4.70           4.78        4.65
           Gold-London Final ($/oz.)                     363          314            354         306
           Lead-LME Cash ($/pound)                     0.232        0.195          0.216       0.208
           Zinc-LME Cash ($/pound)                     0.372        0.347          0.360       0.354

(1) Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute.

(2) Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (GAAP) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

                      Hecla Mining Company and Subsidiaries


San Sebastian

         For the third quarter and first nine months of 2003, the San Sebastian mine, located in the State of Durango, Mexico, reported sales of $8.4 million and $25.2 million, respectively, compared to $5.5 million and $17.6 million, respectively, during the same periods in 2002. These increases are primarily due to increased production resulting from significantly higher silver and gold ore grades, combined with higher average metals prices. San Sebastian commenced mining operations in May 2001 and reached full capacity during the second quarter of 2002.

         The grade of silver ore at San Sebastian improved to approximately 29 ounces per ton during the third quarter of 2003, compared to 24 ounces per ton during the third quarter of 2002, and to approximately 30 ounces per ton during the first nine months of 2003, compared to approximately 24 ounces per ton during the first nine months of 2002. San Sebastian had an average grade of 0.32 ounce of gold per ton during the third quarter of 2003 and an average grade of
0.34 ounce of gold per ton during the first nine months of 2003, a 6% and 16% increase, respectively, over the same periods in 2002. For the three and nine months ended September 30, 2003, silver production increased 34% and 27%, respectively, over the same periods a year ago, while gold production increased 19% and 17%, respectively, in the 2003 periods from the third quarter and first nine months of 2002.

         The total cash cost at San Sebastian decreased by approximately 120% and 103%, respectively, from the third quarter and first nine months of 2002, to a negative $0.22 and negative $0.04 per silver ounce during the third quarter and first nine months of 2003, primarily due to significant by-product credits from increased gold production and a higher average gold price. Silver and gold production at San Sebastian is estimated to be approximately 3.9 million ounces and 46,000 ounces, respectively, for the year ended December 31, 2003.

Greens Creek

         The Greens Creek mine, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $8.3 million and $21.6 million, respectively, for our account during the third quarter and first nine months of 2003, as compared to $6.5 million and $18.2 million, respectively, during the same periods in 2002, primarily due to higher average metals prices. During the third quarter of 2003, Greens Creek reported a 10% increase in tons milled, a 9% increase in the silver ore grade and an increase of 26% in silver production, partially offset by lower zinc production, when compared to the third quarter of 2002. Silver production during the first nine months of 2003 was slightly higher than its comparable period in 2002 (4%), while gold, lead and zinc production was lower (3%, 1% and 5%, respectively).

         The total cash costs per silver ounce decreased by approximately 41% and 29%, respectively, from $1.93 and $1.76 per silver ounce during the third quarter and first nine months of

                      Hecla Mining Company and Subsidiaries


2002, to $1.14 and $1.25 per silver ounce, respectively, during the third quarter and first nine months of 2003. The decreases in costs per ounce are primarily due to the increased by-product credits primarily from a higher average gold price during 2003. For the year ending December 31, 2003, production is forecasted to total approximately 3.4 million silver ounces, 29,000 ounces of gold and 7,500 and 22,500 tons of lead and zinc, respectively.

Lucky Friday

         The Lucky Friday mine, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $2.8 million and $8.9 million, respectively, during the third quarter and first nine months of 2003, compared to $2.0 million and $6.9 million, respectively, during the same periods in 2002. The 40% increase in sales during the third quarter of 2003 over the third quarter in 2002 is due primarily to an increase in metals prices and a 32% increase in the silver ore grade resulting in a 15% increase in silver production, offset slightly by a 13% decrease in tons milled. During the first nine months of 2003, Lucky Friday reported approximately the same tons milled, or 116,000 tons, a 19% increase in the silver ore grade, resulting in a 21% increase in silver ounces produced over the first nine months of 2002. Also contributing to the increase in sales during both comparable periods is an increase in lead and zinc production, as well as increases in their prices.

         Due primarily to the increase in silver production, the total cash costs per silver ounce for the third quarter and first nine months of 2003 decreased to $5.20 and $4.75, respectively, compared to $5.96 and $5.08 per silver ounce during the same periods in 2002. For the year ending December 31, 2003, production is forecasted to total approximately 2.0 million silver ounces and 12,000 tons of lead.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP)

         The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our silver operations in total, as well as for each individual operating property, for the three months and nine months ended September 30, 2003 and 2002 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our gold and silver segments is presented in our Consolidated Statement of Operations and Comprehensive Loss.

                      Hecla Mining Company and Subsidiaries

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                     --------------------    --------------------
                                       2003        2002       2003         2002
                                     --------    --------    --------    --------
TOTAL SILVER SEGMENT
Total cash costs                     $  3,515    $  5,068    $ 11,371    $ 14,901
Divided by silver ounces produced       2,643       2,079       7,486       6,423
                                     --------    --------    --------    --------
Total cash cost per ounce produced   $   1.33    $   2.44    $   1.52    $   2.32
                                     ========    ========    ========    ========
Reconciliation to GAAP:
 Total cash costs                       3,515       5,068      11,371      14,901
 Treatment & freight costs             (4,498)     (4,114)    (13,753)    (13,403)
 By-product credits                    11,452       8,949      33,674      27,803
 Change in product inventory           (1,640)        419      (1,012)       (200)
 Reclamation and other costs              143         271         415         838
                                     --------    --------    --------    --------
 Cost of sales and other direct
     production costs (GAAP)         $  8,972    $ 10,593    $ 30,695    $ 29,939
                                     ========    ========    ========    ========

SAN SEBASTIAN
Total cash costs                     $   (247)   $    914    $   (112)   $  3,184
Divided by silver ounces produced       1,104         823       3,135       2,472
                                     --------    --------    --------    --------
Total cash cost per ounce produced   $  (0.22)   $   1.11    $  (0.04)   $   1.29
                                     ========    ========    ========    ========
Reconciliation to GAAP:
 Total cash costs                        (247)        914        (112)      3,184
 Treatment & freight costs               (578)       (560)     (1,594)     (1,743)
 By-product credits                     4,347       3,177      12,383       9,182
 Change in product inventory           (1,067)       (641)     (1,292)       (621)
 Reclamation and other costs               75          89         216         308
                                     --------    --------    --------    --------
 Cost of sales and other direct
     production costs (GAAP)         $  2,530    $  2,979    $  9,601    $ 10,310
                                     ========    ========    ========    ========

                      Hecla Mining Company and Subsidiaries

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                     --------------------    --------------------
                                       2003        2002       2003         2002
                                     --------    --------    --------    --------
GREENS CREEK
Total cash costs                     $  1,196    $  1,596    $  3,264    $  4,426
Divided by silver ounces produced       1,046         827       2,620       2,515
                                     --------    --------    --------    --------
Total cash cost per ounce produced   $   1.14    $   1.93    $   1.25    $   1.76
                                     ========    ========    ========    ========
Reconciliation to GAAP:
 Total cash costs                       1,196       1,596       3,264       4,426
 Treatment & freight costs             (2,940)     (2,852)     (9,008)     (9,261)
 By-product credits                     5,771       4,970      17,458      15,975
 Change in product inventory             (406)      1,083         383         326
 Reclamation and other costs               57         155         170         455
                                     --------    --------    --------    --------
 Cost of sales and other direct
     production costs (GAAP)         $  3,678    $  4,952    $ 12,267    $ 11,921
                                     ========    ========    ========    ========

LUCKY FRIDAY
Total cash costs                     $  2,566    $  2,558    $  8,219    $  7,291
Divided by silver ounces produced         493         429       1,731       1,436
                                     --------    --------    --------    --------
Total cash cost per ounce produced   $   5.20    $   5.96    $   4.75    $   5.08
                                     ========    ========    ========    ========
Reconciliation to GAAP:
 Total cash costs                       2,566       2,558       8,219       7,291
 Treatment & freight costs               (980)       (702)     (3,151)     (2,399)
 By-product credits                     1,334         802       3,833       2,646
 Change in product inventory             (167)        (23)       (103)         95
 Reclamation and other costs               11          27          29          75
                                     --------    --------    --------    --------
 Cost of sales and other direct
     production costs (GAAP)         $  2,764    $  2,662    $  8,827    $  7,708
                                     ========    ========    ========    ========

Gold Operations and Production

         We currently operate the La Camorra mine, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. At the present time, La Camorra is our sole gold operating unit.

         Sales of product decreased by $5.2 million (38%) and $8.5 million (23%), respectively, during the third quarter and first nine months of 2003, compared with the same periods in 2002,

                      Hecla Mining Company and Subsidiaries


primarily due to decreases in gold ounces produced (42% and 29%, respectively) due to lower grade ore, offset by increases in the realized price of gold, which increased 10% during both the quarter and nine-month comparative periods. Our realized gold price per ounce for the third quarter and nine months of 2003 was $337 and $332, respectively, compared to the London Final gold price per ounce of $363 and $354, respectively. Our realized gold prices were less than the London Final prices due to our forward gold sales commitments at $288 per ounce. For the three and nine months ended September 30, 2003, income from operations decreased $3.7 million and $6.3 million, respectively, or 71% and 50%, compared to the three and nine months ended September 30, 2002, primarily due to the above-mentioned decrease in sales, as well as an increase in exploration expenditures.

         During the third quarter and first nine months of 2003, La Camorra produced approximately 28,000 and 95,000 gold ounces, respectively, at a total cash cost of $161 and $145 per ounce, compared to approximately 48,000 and 134,000 gold ounces, respectively, at total cash costs of $121 and $130 per ounce during the same periods in 2002. La Camorra had a record-breaking year in 2002, producing gold at an average grade of 1.03 ounces of gold per ton during the third quarter and 0.93 ounce of gold per ton in the first nine months. In 2003, La Camorra had an average grade of 0.58 ounce of gold per ton during the third quarter, with an average grade of 0.69 ounce of gold per ton for the first nine months. For the year ended December 31, 2002, La Camorra produced over 167,000 ounces of gold. Gold production is projected to reach approximately 122,000 to 124,000 ounces for the year ending December 31, 2003.

         The lower ore grade during the third quarter of 2003 at La Camorra resulted from development of fewer high grade tons on the Betzy vein than the reserve model estimated. Development of the Betzy vein on the recently started minus 440 meter level, and drilling between this elevation and minus 550 meters, leads management to be encouraged regarding the development of higher grade ore on deeper levels. These factors, along with other information obtained from the 2003 drilling programs and mining experience, will be evaluated during the fourth quarter in order to calculate ore reserves at the end of the year.

         Cost of sales and other direct production costs as a percentage of sales from products increased to 43.8% during the third quarter of 2003, from 35.8% during the third quarter of 2002, and increased to 40.4% during the first nine months of 2003, from 38.9% during the same period in 2002. We have been able to maintain low costs during 2003 as compared to 2002 despite the lower production levels, in part due to the weakening of the Venezuelan currency, the bolivar.

                      Hecla Mining Company and Subsidiaries


As described below, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar at 1,600 to 1; however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 30%, which has benefited our cost structure despite the lower production levels during the first nine months of 2003.

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

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised/updated. Since February 2003, the Venezuelan government-fixed exchange rate has been 1,600 bolivares to one U.S. dollar, which is the exchange rate we have utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items once purchased in Venezuela have been ordered outside the country due to lack of local inventories. Increased lead times in receiving orders from outside Venezuela has created an increased supply inventory at September 30, 2003, compared to December 31, 2002. Although management is actively monitoring exchange controls in Venezuela, there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP)

         The following table presents a reconciliation between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for the La Camorra mine for the three months and nine months ended September 30, 2003 and 2002 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. The sum of the cost of sales and other direct production costs for our gold and silver segments is presented in our Consolidated Statement of Operations and Comprehensive Loss.

                      Hecla Mining Company and Subsidiaries

                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                     --------------------    --------------------
                                       2003        2002        2003        2002
                                     --------    --------    --------    --------
Total cash costs                     $  4,496    $  5,802    $ 13,736    $ 17,359
Divided by gold ounces produced            28          48          95         134
                                     --------    --------    --------    --------
Total cash cost per ounce produced   $    161    $    121    $    145    $    130
                                     ========    ========    ========    ========
Reconciliation to GAAP:
 Total cash costs                       4,496       5,802      13,736      17,359
 Treatment & freight costs               (370)       (512)     (1,175)     (1,404)
 Change in product inventory             (586)       (505)     (1,428)     (2,007)
 Reclamation and other costs               (8)        112          53         316
                                     --------    --------    --------    --------
 Cost of sales and other direct
     production costs (GAAP)         $  3,532    $  4,897    $ 11,186    $ 14,264
                                     ========    ========    ========    ========

Corporate Matters

         The provision for closed operations and environmental matters increased $22.8 million and $22.7 million, respectively, during the third quarter and first nine months of 2003, compared to the same periods in 2002, principally due to a provision for future reclamation and other closure costs during the third quarter of 2003 ($23.1 million), primarily for future anticipated expenditures in Idaho's Coeur d'Alene Basin ($16.0 million) and for the Grouse Creek mine cleanup in central Idaho ($6.8 million). For additional information, see "Item 2
- Results of Operations."

         Interest and other income increased $5.5 million, from $1.5 million to $7.0 million, during the first nine months of 2003, compared to the same period in 2002, primarily due to a cash settlement from Zemex Corporation during the first quarter of 2003 for its subsidiary's failure to close on the sale of the K-T Group in 2001 ($4.0 million), interest income received during the second and third quarters of 2003 from the Mexican government for interest on unpaid value-added tax receivables ($1.3 million), as well as interest income generated from an increased cash balance due to the public offering in January 2003 ($0.8 million). Lower mark to market adjustments on our outstanding gold lease rate swap offset the positive variance described above during the first nine months of 2003 ($0.5 million). Interest and other income increased $1.1 million during the third quarter of 2003 when compared to the third quarter of 2002 primarily due to the receipt of interest income on unpaid value-added tax receivables from the Mexican government ($1.0 million) and interest income generated from an increased cash balance ($0.3 million).

         Exploration expense increased $1.3 million and $5.3 million, respectively, during the third quarter and first nine months of 2003, compared to the same periods in 2002, primarily due to

                      Hecla Mining Company and Subsidiaries


increased exploration expenditures in Mexico on the Don Sergio vein ($0.4 million and $1.2 million, respectively) and other areas at or near the San Sebastian mine ($0.3 million and $0.9 million, respectively); and in Venezuela on the Block B concessions ($0.7 million and $1.6 million, respectively) and the Canaima resource ($48,000 and $0.6 million, respectively), offset by lower expenditures at or near the La Camorra mine ($0.5 million and $0.7 million, respectively). Exploration at the Hollister Development Block in Nevada during the third quarters of 2003 and 2002 was approximately the same, or $0.1 million, during both periods, however for the first nine months of 2003, exploration increased $1.0 million compared to the same period in 2002. Also included in the increased exploration expenditures during the first nine months of 2003 are increased project evaluation costs ($0.1 million and $0.5 million, respectively) and increased exploration expenditures at the Lucky Friday mine ($0.2 million and $0.2 million, respectively).

         We estimate that exploration expenditures for the remainder of 2003 will be in the range of $2.0 million to $3.0 million, principally for continued drilling in Venezuela and Mexico and permitting activities at the Hollister Development Block in Nevada. In Venezuela, exploration will focus on the Main and Betzy veins at La Camorra, at Mina Isidora located on the Block B concessions and at the Canaima property, located approximately five miles from La Camorra. Block B and Canaima are both within trucking distance of the La Camorra mill. In October 2003, we completed an acquisition of a pre-existing lease within the Block B area for $750,000 in cash plus the assumption of $1.3 million in debt, which we paid. We are currently evaluating whether this new property, which includes an incline shaft and eliminates the need for a barrier pillar, will provide earlier access to the adjacent Mina Isidora orebody. We also continue to evaluate the development of an underground ramp to access the Mina Isidora orebody and a decision to commence development could be made by the end of 2003. We have also previously announced plans to commence construction of a production shaft to access the lower areas of the Main and Betzy veins at La Camorra. In Mexico, exploration will focus on the Don Sergio vein, which has completed ramp preparation, surface facilities and an access road, and other targets surrounding the San Sebastian mine. First access to the Don Sergio vein has been completed and we anticipate commencing commercial production during the fourth quarter of 2003. Permitting continues at the Hollister Development Block and, although difficult to predict, we anticipate the approval of all permits necessary to begin the underground exploration ramp sometime during the first quarter of 2004.

         Provision for income taxes increased $0.3 million and $1.8 million, respectively, during the third quarter and first nine months of 2003, compared to the same periods in 2002, primarily a result of utilization of deferred tax assets in Mexico and accrued Mexican withholding tax payable on interest expense. For further information see Note 3 of Notes to Consolidated Financial Statements.

         Miscellaneous expense increased $1.4 million during the first nine months of 2003, compared to the same period in 2002, primarily due to a foreign exchange gain in 2002 due to the devaluation of the Venezuelan bolivar ($0.8 million), a foreign exchange variance in Mexico ($0.6 million) and increased corporate insurance expense ($0.3 million), offset by accruals for tax offset bonuses on employee stock option plans ($0.2 million). During the third quarter of 2003, miscellaneous expense increased $0.1 million over the same period in 2002.

                      Hecla Mining Company and Subsidiaries


         General and administrative expenses increased $0.3 million and $1.0 million, respectively, during the third quarter and first nine months of 2003, compared to the same periods in 2002, primarily due to accruals for employee incentive compensation during 2003.

         Interest expense decreased $0.2 million and $0.5 million, respectively, during the third quarter and first nine months of 2003, compared to the same periods in 2002, principally due to lower average borrowings and lower interest rates on debt.

FINANCIAL CONDITION AND LIQUIDITY

         Our financial condition has improved considerably since the beginning of 2003 due to operating performance and the completion of a public offering, which resulted in net cash proceeds of approximately $91.2 million. At September 30, 2003, we held cash and cash equivalents of $102.8 million (compared to $19.5 million at December 31, 2002) and $12.3 million in securities due within the next twelve months, with a current ratio of 4.5 to 1. For additional information regarding the public offering, see Note 10 of Notes to Consolidated Financial Statements.

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

Contractual Obligations and Contingent Liabilities and Commitments

         The table below presents our future contractual obligations and commitments primarily with regards to payment of debt, certain capital expenditures and lease arrangements as of September 30, 2003 (in thousands). For additional information on outstanding debt, see Note 6 of Notes to Consolidated Financial Statements.

                                                                      Payments Due By Period
                                               --------------------------------------------------------------------
     Contractual obligations                    2003         2004         2005        2006       2007       Total
                                               -------     --------      -------    -------      -----     --------
     Debt                                      $ 2,708      $ 2,332      $ 1,366      $ 959     $   --      $ 7,365
     Capital expenditure commitments(1)          4,461           --           --         --         --        4,461
     Earn-in agreement                             420        8,094           85         --         --        8,599
     Operating lease commitments                   157          553          526        501        122        1,859
                                               -------     --------      -------    -------      -----     --------
         Total contractual cash obligations    $ 7,746     $ 10,979      $ 1,977    $ 1,460      $ 122     $ 22,284
                                               =======     ========      =======    =======      =====     ========

     (1) As of September 30, 2003, we were committed to approximately $0.6 million for the commencement of a project to sink a shaft at the La Camorra mine. On November 1, 2003, we signed a contract committing ourselves further by an additional $5.4 million, also in regards to the shaft at La Camorra.

                      Hecla Mining Company and Subsidiaries


         We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At September 30, 2003, our reserves for these matters totaled $70.3 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these reserves over the next thirty years. During 2003, expenditures for environmental remediation and reclamation are estimated to be in the range of $6.0 million and $6.5 million. For additional information relating to our environmental obligations, see Notes 5 and 12 of Notes to Consolidated Financial Statements.

Operating Activities

         Operating activities provided approximately $17.6 million in cash during the first nine months of 2003, primarily from cash provided by La Camorra, San Sebastian and Greens Creek. Net cash provided by operating activities was negatively affected by increases in accounts and notes receivable ($5.5 million), cash required for reclamation activities and other noncurrent liabilities ($4.4 million), increases in inventories ($3.6 million) and changes in other current and noncurrent assets ($1.4 million), offset by an increase in accrued taxes payable ($1.2 million) and increases in accounts payable and other accrued expenses ($0.4 million). Positive noncash elements included provisions for reclamation and closure costs ($23.5 million), which includes the third quarter accrual of $23.1 million related to the Coeur d'Alene Basin and Grouse Greek mine cleanup, charges for depreciation, depletion and amortization ($15.6 million) and a change in deferred income taxes ($1.5 million), offset by a gain on the disposition of fixed assets ($0.3 million) and a cumulative effect of change in accounting principle upon adoption of SFAS No. 143 ($1.1 million).

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

         Following the general strike in Venezuela, the Venezuelan government announced its intent to implement exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised/updated. Since February 2003, the Venezuelan government-fixed exchange rate has been 1,600 bolivares to one U.S. dollar, which is the exchange rate we have utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated

                      Hecla Mining Company and Subsidiaries


financial statements. Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items once purchased in Venezuela have been ordered outside the country due to lack of local inventories. Increased lead times in receiving orders from outside Venezuela has created an increased supply inventory at September 30, 2003, compared to December 31, 2002. Although management is actively monitoring exchange controls in Venezuela, there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future.

Investing Activities

         Investing activities required $24.4 million in cash during the first nine months of 2003 primarily for additions to properties, plants and equipment of ($12.6 million) and the purchase of short term investments ($12.3 million), offset by proceeds received on the sale of fixed assets of $0.5 million. Capital expenditures during 2003 consist of additions at the La Camorra mine ($6.5 million), the San Sebastian mine ($3.6 million), the Greens Creek mine ($0.9 million), the commencement of a sampling plant in Venezuela ($0.8 million) and capital additions at the Hollister Development Block ($0.7 million).

         Commencing in the fourth quarter of 2003, the Greens Creek joint venture will establish a $26.6 million restricted trust for reclamation funding in the future. The $26.6 million will be funded from operating cash flows over the next twelve months, with approximately $14.0 million anticipated to be funded during the fourth quarter. Our 29.73% portion of the $26.6 million will be approximately $7.9 million, including $4.2 million anticipated to be funded in the fourth quarter of 2003, which will be recorded as a noncurrent, restricted investment on our consolidated balance sheet.

         In 2003, we estimate our capital expenditures will be in the range of $19.0 to $24.0 million, which represents sustaining capital at our existing operations, equipment acquisitions at the San Sebastian mine in Mexico and at the Hollister Development Block in Nevada, development expenditures at the Don Sergio vein in Mexico and a custom milling project at the La Camorra mine in Venezuela. The estimate also includes commencement of a project to sink a shaft at the La Camorra mine and for equipment and potential development at Mina Isidora, located on the Block B concessions in Venezuela. Also included in the estimate of capital expenditures is the October 2003 acquisition of a pre-existing lease within the Block B area for $750,000 in cash plus the assumption of $1.3 million in debt, which we paid. There can be no assurance that our estimated capital expenditures for 2003 will be in the range we have projected.

Financing Activities

         During the first nine months of 2003, financing activities generated approximately $90.0 million in cash due to the public offering in January for $91.2 million, proceeds of $3.4 million

                      Hecla Mining Company and Subsidiaries


for common stock issued upon exercise of employee stock options and short-term borrowings on a line of credit for national currency in Venezuela ($1.4 million), offset slightly by the repayment of project financing debt ($5.9 million), including the line of credit in Venezuela.

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

                      Hecla Mining Company and Subsidiaries


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

                      Hecla Mining Company and Subsidiaries


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

         Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of

                      Hecla Mining Company and Subsidiaries


environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $70.3 million at September 30, 2003. We anticipate that expenditures relating to these reserves will be made over the next thirty years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

                      Hecla Mining Company and Subsidiaries


Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

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

                      Hecla Mining Company and Subsidiaries


subordinated financial support from other parties. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for all contracts created or modified after June 30, 2003. The adoption of this standard did not have a material effect on our consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

OTHER

         Holders of our Series B preferred stock are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when and if declared by the board of directors. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred stock to elect two directors at our annual shareholders' meeting. On May 10, 2002, holders of the preferred stock, voting as a class, elected two additional directors. As of September 30, 2003, we have not declared or paid $8.6 million of preferred stock dividends. We are currently not planning to reinstate the preferred stock dividend.

         We filed a Registration Statement with the Securities and Exchange Commission (SEC) covering 1,394,883 shares of our common stock held by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the "benefit plans") and 2.0 million shares of our common stock issuable upon exercise of a warrant issued to Great Basin Gold Ltd. (Great Basin) pursuant to an Earn-in Agreement concerning exploration, development and production in an area of Great Basin's Hollister Development Block gold property, located on the Carlin Trend in Nevada. The warrant to purchase our common stock is exercisable on or before August 1, 2004 at $3.73 per share. The Registration Statement became effective in January 2003. For additional information, see Note 10 of Notes to Consolidated Financial Statements.

                      Hecla Mining Company and Subsidiaries


         For information on hedged positions and derivative instruments, see
Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

                      Hecla Mining Company and Subsidiaries


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at September 30, 2003, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. We believe there has not been a material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (See Part I, Item 1 - Risk Factors in our 2002 Annual Report on Form 10-K).

Interest-Rate Risk Management

         At September 30, 2003, our debt and short-term investments were subject to changes in market interest rates and was sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments in the future, such as interest rate swaps, to manage the risk associated with interest rate changes.

         The following table presents principal cash flows (in thousands) for debt outstanding and short-term investments at September 30, 2003, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

                                           Expected Maturity Date
                         -----------------------------------------------------------                Fair
                          2003           2004        2005         2006         2007       Total     Value
                         -------      -------      -------      -------      -------     -------   -------
Subordinated debt        $ 1,000      $ 1,000           --           --          --      $ 2,000   $ 2,000
Average interest rate        5.2%         5.7%          --           --          --

Project financing debt   $ 1,500      $   500           --           --          --      $ 2,000   $ 2,000
Average interest rate        3.7%         4.2%          --           --          --

Project financing debt   $   208      $   832      $ 1,366      $   959          --      $ 3,365   $ 3,365
Average interest rate         13%          13%          13%          13%         --

Short-term investments   $     8      $12,250           --           --          --      $12,258   $12,206
Average interest rate       1.12%        1.32%          --           --          --

                      Hecla Mining Company and Subsidiaries


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

         The following table provides information about our forward sales contracts at September 30, 2003. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur between December 31, 2003, and December 31, 2004.

                                      Expected Maturity Date      Estimated
                                      -----------------------       Fair
                                        2003           2004         Value
                                      --------      ---------     ---------
 Forward contracts:
 Gold sales (ounces)                    14,900        48,928
 Future price (per ounce)             $    288      $    288
 Contract amount (in $000's)          $  4,295      $ 14,103      $ (6,305)
 Estimated % of annual production
     committed to contracts                 30%           25%

         In addition to the above contracts, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 48,928 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At September 30, 2003, the fair market value of the Gold Lease Rate Swap was approximately $218,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

                      Hecla Mining Company and Subsidiaries


Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that disclosure controls and procedures were effective as of September 30, 2003, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries


Item 1.  Legal Proceedings

         For information concerning legal proceedings, refer to Note 5 of Notes to Consolidated Financial Statements.

Item 3.  Defaults Upon Senior Securities

         As of September 30, 2003, we have not declared or paid $8.6 million of Series B Convertible Preferred stock dividends.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See the exhibit index to this Form 10-Q for the list of exhibits.

         (b)      Reports on Form 8-K filed during the quarter ended September
                  30, 2003

                  Form 8-K dated September 3, 2003, announcing the Judge's ruling in the first phase of the Coeur d'Alene Basin trial in a news release.

Items 2, 4 and 5 of Part II are not applicable and are omitted from this report.

                      Hecla Mining Company and Subsidiaries


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HECLA MINING COMPANY
                                                (Registrant)



Date:  November 14, 2003       By  /s/ Phillips S. Baker, Jr.
                                  --------------------------------------------
                                  Phillips S. Baker, Jr., President,
                                     Chief Executive Officer and Director


Date:  November 14, 2003       By  /s/ Lewis E. Walde
                                  --------------------------------------------
                                  Lewis E. Walde, Vice President and
                                     Chief Financial Officer

                                  Exhibit Index

            3.1 Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated herein by reference.

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

            10.2 Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit
                        10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated by herein by reference.

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

-------------------------------------------------------------------------------
*  Filed herewith.