Form 10-K
period 2003-12-31
HECLA MINING CO/DE/
filed 2004-03-03
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number: 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0126240 (IRS Employer Identification No.)
6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho (Address of principal executive offices)	83815-9408 (Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.25 per share

Preferred Share Purchase Rights for
Series A Junior Participating
Preferred Stock, par value $0.25 per share

Series B Cumulative Convertible Preferred
Stock, par value $0.25 per share	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X]   No [  ]

        The aggregate market value of the Registrant’s voting Common Stock held by nonaffiliates was $460,091,178 as of June 30, 2003. There were 109,481,768 shares of the Registrant’s Common Stock outstanding as of June 30, 2003, and 115,756,505 shares as of February 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE HEREIN:

        To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2003 fiscal year is incorporated herein by reference. See Part III.

TABLE OF KEY CONTENTS

Special Note on Forward-Looking Statements
PART I
Item 1. Business and Item 2. Properties
Introduction
Products and Segments
Employees
Available Information
Risk Factors
Glossary of Certain Mining Terms
Operating Properties
The La Camorra Unit
The La Camorra Mine
The Block B Concessions
The San Sebastian Unit
The Greens Creek Unit
The Lucky Friday Unit
Exploration
Hollister Development Block
Discontinued Operations
Idle Properties
The Grouse Creek Mine
The Republic Mine
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Critical Accounting Policies
2003 Compared to 2002
2002 Compared to 2001
Reconciliation to Total Cash Costs to Cost of Sales and Other Direct Production Costs
Financial Condition and Liquidity
New Accounting Pronouncements

i

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Index to Financial Statements

ii

Special Note on Forward-Looking Statements

        Certain statements contained in this report (including information incorporated by reference) are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

        These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1 — Business — Risk Factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1. Business and Item 2. Properties

Introduction

        Hecla Mining Company is a precious metals company originally incorporated in 1891. In this report, “we” or “our” refers to Hecla Mining Company and/or our affiliates and subsidiaries.

        Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to:

•	Manage all our business activities in a safe, environmentally responsible and cost-effective manner;
•	Give preference to projects where we will be the manager of the operation;
•	Provide a work environment that promotes personal excellence and growth for all our employees; and
•	Conduct our business with integrity and honesty.

        We are principally engaged in the exploration, development, mining and processing of silver, gold, lead and zinc, and own or have interests in a number of precious and nonferrous metals properties. Our strategy for growth is to focus our efforts and resources on expanding our precious metals reserves through exploration efforts, primarily on properties we currently own and through future potential acquisitions. The following maps indicate the locations of our operating units and our exploration projects, the Hollister Development Block and Block B concessions:

        For the year ended December 31, 2003, we reported a net loss of approximately $6.0 million, compared to net income of approximately $8.6 million in 2002, primarily due to an accrual totaling $23.1 million for future environmental and reclamation expenditures, offset by significantly improved operating results, including a 47.7% increase in gross profit.

        For the years ended December 31, 2003, 2002 and 2001 we recorded losses applicable to common shareholders of approximately $18.2 million ($0.16 per common share), $14.6 million ($0.18 per common share) and $5.7 million ($0.08 per common share), respectively. Included in the losses were undeclared preferred stock dividends of $12.2 million, $23.3 million and $8.1 million, respectively. The 2003 and 2002 dividends included non-cash charges of approximately $9.6 million and $17.6 million, respectively, related to exchanges of preferred stock for common stock. We have not declared or paid any cash dividends on our preferred stock since July 2000. However, since the dividends are cumulative, they are reflected in our losses applicable to common shareholders.

        A comprehensive discussion of loss applicable to common shareholders for the years ended December 31, 2003, 2002 and 2001, individual operating unit performances, general corporate expenses and other significant items can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operation, as well as the Consolidated Financial Statements and Notes thereto.

        The table below summarizes our production and average cash operating cost, average total cash cost and average total production cost per ounce for silver and gold, as well as average metals prices for each year ended December 31:

	Year

	2003	2002	2001

Silver (ounces)	9,817,324	8,681,293	7,434,290
Gold (ounces)	204,091	239,633	194,742
Lead (tons)	21,224	18,291	28,378
Zinc (tons)	25,341	26,134	23,664
Average cost per ounce of silver produced:
Cash operating cost (1,2)	$1.31	$2.16	$3.55
Total cash cost (1,2)	$1.43	$2.25	$3.57
Total production cost (1,2)	$2.70	$3.68	$5.09
Average cost per ounce of gold produced:
Cash operating cost (2)	$154	$137	$133
Total cash cost (2)	$154	$137	$133
Total production cost (2)	$222	$206	$200
Average metals prices:
Silver — Handy & Harman ($/oz.)	$4.91	$4.63	$4.36
Gold — Realized ($/oz.)	$339	$303	$280
Gold — London Final ($/oz.)	$364	$310	$272
Lead — LME Cash ($/pound)	$0.233	$0.205	$0.216
Zinc — LME Cash ($/pound)	$0.375	$0.353	$0.402

(1)	Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute. The continued low costs per silver ounce produced during 2003, compared to 2002 and 2001, are due in part to significant by-product credits at San Sebastian and Greens Creek from increased gold production and a higher average gold price.
(2)	Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (“GAAP”) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold produced provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

Products and Segments

        Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. We are organized and managed primarily on the basis of our principal products being produced from our operating units. Our principal producing operating units during 2003 included:

•	the San Sebastian unit, located in the State of Durango, Mexico, which is 100% owned by us through our wholly owned subsidiary, Minera Hecla, S.A. de C.V. The San Sebastian mine is 56 miles northeast of the city of Durango on concessions acquired in 1999. During 2003, San Sebastian contributed $35.0 million, or 30.0%, to our consolidated sales;
•	the La Camorra unit, located in the eastern Venezuelan State of Bolivar, approximately 180 miles southeast of Puerto Ordaz, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla Venezolana, C.A., since October 1999 through our acquisition of Monarch Resources Investments Limited. During 2003, La Camorra contributed $39.2 million, or 33.7%, to our consolidated sales;
•	the Greens Creek unit, a 29.73% owned joint-venture arrangement with Kennecott Greens Creek Mining Company, the manager of Greens Creek, and Kennecott Juneau Mining Company, both wholly owned subsidiaries of Kennecott Minerals. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. During 2003, Greens Creek contributed $29.1 million, or 25.0%, to our consolidated sales; and
•	the Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. During 2003, Lucky Friday contributed $12.6 million, or 10.8%, to our consolidated sales.

        The La Camorra unit is our sole designated gold operating property. Production from the San Sebastian unit, the Greens Creek unit and the Lucky Friday unit are considered to be silver operating properties, since they are primarily silver producers. The percentage of sales contributed by our operating properties is reflected in the following table:

	Year

	2003	2002	2001

Silver	65.9%	53.4%	51.4%
Gold	33.7%	46.6%	48.6%
Other	0.4%	—	—

        For GAAP purposes and in accordance with SFAS 131 “Disclosures About Segments of an Enterprise and Related Information,” we are organized into three segments: Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit) as of December 31, 2003. Prior to 2003, we were organized into the silver, gold and industrial minerals segments. The majority of the industrial minerals segment was sold during 2001 and reported as a discontinued operation. We have changed our reportable segments to better reflect the economic characteristics of our operating properties and have reclassified the corresponding information for all periods presented. The percentage of sales contributed by each segment is reflected in the following table:

	Year

Segment	2003	2002	2001

United States	35.9%	31.1%	42.3%
Venezuela	33.7%	46.6%	48.6%
Mexico	30.0%	22.3%	9.1%
Other	0.4%	—	—

        For further information with respect to our business segments, our domestic and export sales and our customers, refer to Notes 11 and 16 of Notes to Consolidated Financial Statements.

Employees

        As of December 31, 2003, we employed 1,074 people, including people employed by our subsidiaries. Management believes its relations with employees are good.

Available Information

        We are a Delaware corporation, with our principal executive offices located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is //www.hecla-mining.com. Copies of our annual, quarterly and recent reports and amendments to these reports are available on our website free of charge. Charters of our audit, compensation and corporate governance and directors’ nominating committees, as well as our Code of Ethics for our Chief Executive Officer and Chief Financial Officer, are also available on the website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Jeanne DuPont.

Risk Factors

        The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by current and future investors in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of our common stock.

Although we had gross profit in 2003, 2002 and 2001, we incurred a net loss of $119.0 million in the past five years, and there can be no assurance that our operations will be profitable in the future.

        For the year ended December 31, 2003, we reported a net loss of $6.0 million versus net income of $8.6 million in 2002. Our net loss in 2003 is primarily due to a $23.1 million provision for future environmental and reclamation costs recorded in the third quarter of 2003. Our net income improved in 2002 and 2001 as a result, in large part, of increased silver and gold production, lower costs of production, lower interest expense, a gain on the sale of our subsidiary, Kentucky-Tennessee Clay Company and increased gold prices. We incurred net losses for each of the ten years prior to 2001. Many of the factors affecting our operating results are beyond our control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, global or regional demand, smelter operations and costs, continuity of orebodies, speculation and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash provided from operating activities. While silver and gold prices, as well as the prices of lead and zinc, continue to improve, there can be no assurance such prices will continue at or above current levels.

We are currently involved in ongoing litigation that may adversely affect us.

        There are several ongoing lawsuits in which we are involved. If any of these cases results in a substantial monetary judgment against us or is settled on unfavorable terms, our results of operations, financial condition and cash flows could be materially adversely affected. For example, we may ultimately incur environmental remediation costs substantially in excess of the amounts we have accrued and the plaintiffs in environmental proceedings may be awarded substantial damages (which costs and damages we may not be able to recover from our insurers). See Note 8 of Notes to Consolidated Financial Statements for a description of our more significant litigation.

Our earnings may be affected by metals price volatility.

        The majority of our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors including expectations for inflation; speculative activities; relative exchange rate of the U.S. dollar; global and regional demand and production; political and economic conditions; and production costs in major producing regions. Our earnings are also affected by contract terms we established at inception of the contract with custom smelters to whom we sell our product concentrates.

        These factors are beyond our control and are impossible for us to predict. If the market prices for these metals fall below our cash and development costs to produce them for a sustained period of time, we will experience losses and may have to discontinue development or mining at one or more of our properties. In addition, if prices fall below our total costs, we may face asset write-downs.

        In the past, we have used limited hedging techniques to reduce our exposure to price volatility, but we may not be able to do so in the future. See “Our hedging activities could expose us to losses.”

        The following table sets forth the average daily closing prices of the following metals for 1985, 1990, 1995, 2000 and each year thereafter through 2003.

	1985	1990	1995	2000	2001	2002	2003

Silver (1) (per oz.)	$6.14	$4.82	$5.19	$5.00	$4.36	$4.63	$4.91
Gold (2) (per oz.)	317.26	383.46	384.16	279.03	272.00	309.97	363.51
Lead (3) (per lb.)	0.18	0.37	0.29	0.21	0.22	0.21	0.23
Zinc (4) (per lb.)	0.36	0.69	0.47	0.51	0.40	0.35	0.38

(1)	Handy & Harman
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

        On February 25, 2004, the closing prices for silver, gold, lead and zinc were $6.63 per ounce, $400.25 per ounce, $0.43 per pound and $0.51 per pound, respectively.

The volatility of metals prices may adversely affect our development and exploration efforts.

        Our ability to produce silver and gold in the future is dependent upon our exploration success and our ability to develop new ore reserves. If prices for these metals decline, it may not be economically feasible for us to continue exploration or development on a project.

Our development of new orebodies and other capital costs may cost more and provide less return than we estimated.

        Our ability to sustain or increase our current level of production of metals partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	reserves;
•	expected recovery rates of metals from the ore;
•	facility and equipment costs;
•	exploration and drilling success;
•	capital and operating costs of a development project;
•	future metals prices;
•	currency exchange risks;
•	tax rates;
•	inflation rates;
•	political risks in the foreign countries in which we operate; and
•	availability of credit.

        Development projects may not have an operating history upon which to base these estimates, and these estimates are based in large part on our interpretation of geological data, a limited number of drill holes and other sampling techniques. As a result, actual cash operating costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

        We have development projects that may cost more and provide less return than we estimated, including the Lucky Friday expansion, our custom milling project in Venezuela, the potential development of the Isidora mine and our shaft project at the La Camorra mine in Venezuela.

Our ore reserve estimates may be imprecise.

        Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. Reserves are estimates made by our technical personnel and no assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data. Our reserve estimates for properties that have not yet started may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices. The economic value of ore reserves may be adversely affected by:

•	declines in the market price of the various metals we mine;
•	increased production or capital costs;
•	reduction in the grade or tonnage of the deposit;
•	increase in the dilution of the ore; or
•	reduced recovery rates.

        Short-term operating factors relating to our ore reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our cash flow. We may use forward sales contracts and other hedging techniques to partially offset the effects of a drop in the market prices of the metals we mine. However, if the price of metals that we produce declines substantially below the levels used to calculate reserves for an extended period, we could experience:

•	delays in new project development;
•	net losses;
•	reduced cash flow;
•	reductions in reserves; and
•	possible write-down of asset values.

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

        We often enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. For instance, our Greens Creek unit is operated through a joint-venture arrangement. In a typical joint-venture arrangement, we own a percentage of the assets in the joint-venture. Under the agreement governing the joint-venture relationship, each party is entitled to indemnification from each other party and is only liable for the liabilities of the joint-venture in proportion to its interest in the joint-venture. However, if a party fails to perform its obligations under the joint-venture agreement, we could incur losses in excess of our pro-rata share of the joint-venture. In the event any party so defaults, the joint-venture agreement provides certain rights and remedies to the remaining participants, including the right to sell the defaulting party’s percentage interest and use the proceeds to satisfy the defaulting party’s obligations. We currently believe that our joint-venture partners will meet their obligations.

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

        In Mexico, there is ongoing litigation concerning a lien that predates acquisition of the Velardeña mill by our subsidiary, Minera Hecla, S.A. de C.V. For additional information see Note 8 of Notes to Consolidated Financial Statements.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

        We sell substantially all of our metallic concentrates to custom smelters, with our doré bars sent to refiners for further processing before being sold to metal traders. We do not believe that the loss of any of our refiners would have an adverse affect on our business due to the availability of alternative refiners able to supply the necessary services. If our ability to sell concentrates to our contracted smelters become unavailable to us, it is possible our operations could be adversely affected.

        Britannia Zinc historically had been the largest consumer of Greens Creek bulk concentrate. During 2003, we were informed that our contract with Britannia Zinc would not be renewed and as a result, we began to sell our bulk concentrates to two customers, Glencore and Mitsui. In September 2003, we were informed that Glencore’s Porto Vesme Smelter would be shut down for a twelve-month period due to contractual power problems with the Italian government. In response to the closure, the joint-venture partners are in the process of examining alternative outlets for bulk concentrate and it is possible our Greens Creek operations and our financial results could be affected.

Our operations may be adversely affected by risks and hazards associated with the mining industry.

        Our business is subject to a number of risks and hazards including:

•	environmental hazards;
•	political and country risks;
•	industrial accidents;
•	labor disputes;
•	unusual or unexpected geologic formations;
•	cave-ins;
•	explosive rock failures; and
•	flooding and periodic interruptions due to inclement or hazardous weather conditions.

        Such risks could result in:

•	damage to or destruction of mineral properties or producing facilities;
•	personal injury or fatalities;
•	environmental damage;
•	delays in mining;
•	monetary losses; and
•	legal liability.

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

        We currently conduct mining operations in Mexico and Venezuela, as well as exploration projects. We anticipate that we will continue to conduct significant operations in these and other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	the effects of local political and economic developments;
•	exchange controls and export or sale restrictions;
•	currency fluctuations;
•	expropriation; and
•	taxation and laws or policies of foreign countries and the United States affecting trade, investment and taxation.

        Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial position or results of operations.

        We have recorded value added taxes paid in Venezuela and Mexico as recoverable assets. At December 31, 2003, value added tax receivables totaled $3.4 million in Venezuela and $4.0 million in Mexico. Management periodically evaluates the recoverability of these receivables and establishes a reserve for uncollectibility, if warranted. It is possible we will not recover the full amount owed to us by the Venezuelan and Mexican tax authorities.

         Beginning late in the fourth quarter of 2002, Venezuela experienced a general strike that ended in February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate La Camorra during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. There have also been efforts in Venezuela to remove the country's president from office. In December 2003, approximately 3.4 million signatures were collected on petitions calling for a presidential recall referendum. On March 2, 2004, Venezuela's election council ruled that 1.83 million signatures on the petitions were deemed valid, and another 876,000 signatures may be valid, if citizens confirm that they signed the petition. A total of approximately 2.4 million valid signatures are needed for a recall election. In its ruling, the election council stated that the 876,000 citizens whose signatures may be valid need to report to voting centers between March 18 and 22, 2004, to confirm they signed the petition. This announcement has sparked protests. Although we believe we will be able to manage and operate our La Camorra unit and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on the office of the president, exchange controls and their effects on our operations including, among other things, labor stoppages and supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

        Following the general strike in Venezuela, the Venezuelan government implemented exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. From February 2003 through the beginning of February 2004, the Venezuelan government-fixed exchange rate had been 1,600 bolivares to one U.S. dollar, which was the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. On February 7, 2004, the Venezuela government-fixed exchange rate was increased to 1,920 bolivares to one U.S. dollar. Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela has created an increased supply inventory at December 31, 2003, compared to December 31, 2002. Although management is actively monitoring exchange controls in Venezuela, there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future. For additional information, see Note 1B of Notes to Consolidated Financial Statements.

Our operations are subject to currency fluctuations.

        Currency fluctuations may affect our cash flow, which we will realize from our operations since our products are sold in world markets in United States dollars. Exchange controls could require us to sell our products in a currency other than United States dollars or may require us to convert United States dollars into foreign currency. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations. In addition, in order to operate in Venezuela, we purchase Venezuelan bolivares. As the availability of foreign exchange brokers that trade Venezuelan currency is limited, we may experience difficulty purchasing bolivares in the future, which would adversely affect our operations in that country. See the preceding paragraph regarding exchange controls in Venezuela.

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

        In the ordinary course of business, mining companies are required to seek governmental and lessor approvals and permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation of a unit(s).

We face substantial governmental regulation and environmental risks.

        Our business is subject to extensive U.S. and foreign federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. We have been, and are currently involved in lawsuits in which we have been accused of causing environmental damage or otherwise violating environmental laws, and we may be subject to similar lawsuits in the future. See Note 8 of Notes to Consolidated Financial Statements. New legislation and regulations may be adopted at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

        We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2003, our reserves for these matters totaled $70.6 million. We anticipate we will make expenditures relating to these reserves over the next 30 years. We have included in our reclamation reserves our estimate of liabilities, including an estimate for the Coeur d’Alene Basin which is currently in litigation. We estimate that the range of our potential liability for this site to be $18.0 million to $58.0 million. We have accrued the $18.0 million minimum of the range as we believe no amount in the range is more likely than any other number at this time. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate due to:

•	the early stage of our investigation;
•	the uncertainties relating to the costs and remediation methods that will be required in specific situations;
•	the possible participation of other potentially responsible parties; and
•	changing environmental laws, regulations and interpretations.

        It is possible that, as new information becomes available, changes to our estimates of future closure, reclamation and environmental contingencies could materially adversely affect our future operating results.

        Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. We currently have in place such financial assurances in the form of surety bonds. As of December 31, 2003, we have set aside as restricted investments approximately $6.4 million as collateral for these bonds.

        During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a $26.6 million restricted trust for reclamation funding in the future. Approximately $7.9 million was placed into restricted cash in January 2004, with the balance estimated to be funded from operating cash flows within the first six months of 2004. Our 29.73% portion of the $26.6 million will be approximately $7.9 million, including $2.3 million of the $7.9 million restricted in January 2004.

        The amount of the financial assurances and the amount required to be set aside by us as collateral for these financial assurances are dependent upon a number of factors, including our financial condition, reclamation cost estimates, inflation, development of new projects and the total dollar value of financial assurances in place. There can be no assurance that we will be able to maintain or add to our current level of financial assurances.

        From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on Federal lands. There was no significant activity with respect to mining law reform in Congress during 2003. The extent of any such future changes is not known and the potential impact on us as a result of Congressional action is difficult to predict. Although a majority of our existing U.S. mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral resources on federal lands.

Our hedging activities could expose us to losses.

        From time to time, we engage in hedging activities, such as forward sales contracts and commodity put and call option contracts, to manage the metals prices received on our products and attempt to insulate our operating results from declines in those prices. While these hedging activities may protect us against low metals prices, they may also prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. As of December 31, 2003, if we closed out our existing hedge contract positions, we would have to pay our counterparties $6.3 million. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

Our business depends on good relations with our employees.

        Certain of our employees are represented by unions. At December 31, 2003, there were 75 hourly employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on May 1, 2009, however, it can be reopened for economic considerations on May 1, 2006.

        At December 31, 2003, there were 293 hourly and 59 salaried employees at San Sebastian and the Velardeña mill. The National Mine and Mill Workers Union represents process plant hourly workers, or 62 employees, at San Sebastian. Under Mexican labor law, wage adjustments are negotiated annually and other contract terms every two years. The contract at San Sebastian is due for negotiation of wages and other terms in July 2004.

        At December 31, 2003, there were 377 hourly and 33 salaried employees at the La Camorra mine, approximately 80% of whom are represented by a collective bargaining agreement. The contract with respect to La Camorra will expire in March 2004.

        We anticipate that we will be able to negotiate a satisfactory contract with each union, but there can be no assurance that this can be done, or that it can be done without a disruption to production.

Our stockholder rights plan and provisions in our certificate of incorporation, our by-laws, and Delaware law could delay or deter tender offers or takeover attempts that may offer a premium for our common stock.

        Our stockholder rights plan and provisions in our certificate of incorporation, our by-laws, and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction would be beneficial to stockholders. These impediments include:

•	the rights issued in connection with the stockholder rights plan that will substantially dilute the ownership of any person or group that acquires 15% or more of our outstanding common stock unless the rights are first redeemed by our board of directors, in its discretion. Furthermore, our board of directors may amend the terms of these rights, in its discretion, including an amendment to lower the acquisition threshold to any amount greater than 10% of the outstanding common stock;
•	the classification of our board of directors into three classes serving staggered three-year terms;
•	the ability of our board of directors to issue shares of preferred stock with rights as it deems appropriate without stockholder approval;
•	a provision that special meetings of our board of directors may be called only by our chief executive officer or a majority of our board of directors;
•	a provision that special meetings of stockholders may only be called pursuant to a resolution approved by a majority of our entire board of directors;
•	a prohibition against action by written consent of our stockholders;
•	a provision that our board members may only be removed for cause and by an affirmative vote of at least 80% of the outstanding voting stock;
•	a provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders;
•	a prohibition against certain business combinations with an acquirer of 15% or more of our common stock for three years after such acquisition unless the stock acquisition or the business combination is approved by our board prior to the acquisition of the 15% interest, or after such acquisition our board and the holders of two-thirds of the other common stock approve the business combination; and
•	a prohibition against our entering into certain business combinations with interested stockholders without the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of voting stock.

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

Our preferred stock has a liquidation preference of $50 per share, or $23.2 million, plus dividends in arrears of approximately $5.7 million.

        This means that if we were liquidated as of January 2, 2004, holders of our preferred stock would be entitled to receive approximately $28.9 million from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

        On January 9, 2004, we announced an exchange offer for the 464,777 remaining outstanding shares of our preferred stock at an exchange rate equal to $66.00, divided by the volume-weighted average of the reported sales price on the New York Stock Exchange of our common stock for the five trading days ending at the close of the second trading day prior to the expiration date of the exchange offer (not to exceed 8.25 common shares). On February 18, 2004, the exchange rate was set at 7.94 common shares for each share of preferred stock. As a result of this exchange offer, 273,961 shares of preferred stock were exchanged for 2,175,237 shares of common stock. Following the completed exchange offer, a total of 190,816 shares of preferred stock remain outstanding with a liquidation value of $11.9 million. The completed exchange offer eliminated $3.4 million in past accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.0 million to $0.7 million. As a result of this exchange offer, we expect to record an additional non-cash dividend of approximately $9.6 million during the first quarter of 2004.

        We intend to consider means of retiring any preferred stock outstanding after the exchange offer, which may include redeeming any remaining shares of preferred stock according to their terms, additional tender or exchange offers or in privately negotiated transactions and/or effecting a merger transaction in which the preferred stock is converted into or exchanged for other securities.

Glossary of Certain Mining Terms

•	Cash Operating Costs — Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense and on-site general and administrative costs, net of by-product revenues earned from all metals other than the primary metal produced at each unit.
•	Doré — Unrefined gold and silver bullion bars consisting of approximately 90% precious metals which will be further refined.
•	Mineralized Material — Estimates of mineralization that have been sufficiently drilled and geologically understood to allow the assumption of continuity between samples, but for which an economically viable plan has not been formulated.
•	Ore — A mixture of valuable minerals and gangue (valueless minerals) from which at least one of the minerals or metals can be extracted at a profit.
•	Orebody — A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.
•	Primary Development — The initial access to an orebody through adits, shafts, declines, ramps and winzes.
•	Proven and Probable Ore Reserves — Reserves that reflect estimates of the quantities and grades of mineralized material at our mines which we believe can be recovered and sold at prices in excess of the total cash cost associated with extracting and processing the ore. The estimates are based largely on current costs and on metals prices and demand for our products. Mineral reserves are stated separately for each of our properties based upon factors relevant to each location. Reserves represent diluted in-place grades and do not reflect losses in the recovery process. Our estimates of proven and probable reserves for the Lucky Friday unit, the San Sebastian unit and the La Camorra unit are based on the following metals prices:

	December 31,

	2003	2002	2001

Silver	$4.95	$4.75	$5.10
Gold	$335	$300	$300
Lead	$0.24	$0.21	$0.24
Zinc	$0.40	$0.44	$0.48

Proven and probable ore reserves for the Lucky Friday, San Sebastian and La Camorra units are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis.

Proven and probable ore reserves for the Greens Creek unit are based on estimates of reserves provided to us by the operator of Greens Creek that have been reviewed but not independently confirmed by us. Kennecott Greens Creek Mining Company’s estimates of proven and probable ore reserves for the Greens Creek unit as of December 2003 and 2002 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used were:

	December 31,

	2003	2002	2001

Silver	$5.00	$5.00	$4.92
Gold	$300	$300	$309
Lead	$0.24	$0.24	$0.25
Zinc	$0.45	$0.46	$0.49

Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production. Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. Our proven and probable ore reserves are sensitive to price changes, although we do not believe that a 10% increase or decrease in estimated metals prices would have a significant impact on proven and probable ore reserves at our La Camorra, San Sebastian, Greens Creek and Lucky Friday units.

•	Probable Reserves — A portion of a mineralized deposit that can be extracted or produced economically and legally at the time of the reserve determination. Reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven reserves, is high enough to assume continuity between points of observation.
•	Proven Reserves — A portion of a mineralized deposit that can be extracted or produced economically and legally at the time of the reserve determination. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.
•	Secondary Development — The preparation of the orebody for production through crosscuts, raises and stope preparation.
•	Stope — An underground excavation from which ore has been extracted either above or below a level in a mine. A level is the distance below the collar of the shaft where an opening is driven.
•	Total Cash Costs — Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mine production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.
•	Total Production Costs — Includes total cash costs, as defined above, plus depreciation, depletion, amortization and reclamation accruals relating to each operating unit.
•	Total Production Costs Per Ounce — Calculated based upon total production costs, as defined above, net of by-product revenues earned from all metals other than the primary metal produced at each unit, divided by the total ounces of the primary metal produced.

Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (“GAAP”) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties.
•	Unpatented Mining Claim — A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

Operating Properties

The La Camorra Unit

        The La Camorra unit refers to our Venezuelan operating properties and exploration projects discussed below. At the present time, the La Camorra mine is the sole operating property within the La Camorra Unit. If and when the Isidora mine commences production, discussed in more detail below, the mine will become an additional operating property under the La Camorra unit.

        During 2004, we will commence a custom milling program for small miners working in the area, whereby the miners can sell their ore to us for custom milling. The ore will be processed by us and will provide a transparent sampling system, improved economic terms as well as process these ores within modern day environmental parameters.

The La Camorra Mine

        The La Camorra mine is located in the eastern Venezuelan State of Bolivar, approximately 180 miles southeast of Puerto Ordaz. The mine is nine kilometers east of state highway 10, a paved two-lane road from Upata south to the Brazilian border, and is accessed via a gravel road we maintain. It is 100% owned by us through our Venezuelan subsidiary, Minera Hecla Venezolana, C.A., and has been a producing mine for us since October 1999. We acquired the La Camorra mine in 1999 with the acquisition of Monarch Resources Investments Limited. The mine is located on an exploitation concession granted by the Ministry of Energy and Mines in December 1963. The concession is valid for a period of 50 years and can be renewed at least once for an additional period of 20 to 25 years.

        La Camorra is a high-grade underground gold mine that exploits two shear-zone hosted quartz veins. It lies in the Botanamo greenstone belt of the Precambrian Guayana Shield and is hosted by the Caballape Group of volcaniclastics. The formations most likely date from Archean to Proterozoic age and consist primarily of intermediate volcanics with subordinate metasediments. Within the La Camorra concession, the gold mineralization is associated with the near vertical Main zone and Betzy quartz vein occurring in a west-northwest, east-southeast shear zone within medium- to coarse-grained pyroclastics. Gold occurs both as free particles in quartz and attached to or included in pyrite. Locally, gold is also seen on chloritic partings.

        In 1998, a core drilling program was initiated by the former owner to test the depth extension of the ore zones below the 400-meter level (elevation minus 400 meters). We believe the results of that program, and subsequent drill programs we have carried out, confirm that ore-grade mineralization extends to depths below the levels to which the current mine reserves have been delineated. At this time, we do not have sufficient drill density to calculate reserves below these levels.

        In 2002, a mid-level core drilling program was undertaken to explore and define ore between the 400- and 500-meter levels within the mine. Based upon this drill program, a further deep drill program began in December 2002 to explore the Main and Betzy veins at depths down to the 575-meter level. The deep drilling program was further refined in mid-2003 using direction drilling from the surface to explore as deep as the 850-level. The direction drilling results to date are limited to the Main zone but indicate reserve development at depth is possible.

        In addition, we have rights to nine other exploration concessions near the La Camorra mine, encompassing 8,000 hectares. The properties are controlled through contracts with the Venezuelan state-owned development company, Corporacion Venezolana de Guayana (“CVG”). The contracts were granted in August 1991 for a period of 25 years and are in the process of being converted to Ministry of Energy and Mines concessions, which would have a duration of 20 to 25 years and be renewable at least once. The Canaima project is located approximately 6 miles from the La Camorra mine on an exploitation concession granted by the Ministry of Energy and Mines in January 1964 for a period of 50 years, which can be renewed at least once for a period of 20 to 25 years.

        Work in 2003 included hydrogeological and geotechnical investigation, ore estimation, mine planning and economic analysis for a pre-feasibility study that will be available during the first half of 2004. A small ore shoot was discovered at the Isbelia vein in 2002 and in 2003, a mining agreement was entered into with a cooperative of local miners for development. The Isbelia vein is located on the La Camorra concession approximately 700 meters north of the La Camorra mine. The shoot is expected to provide custom milling feed to the La Camorra mill in 2004.

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

        At the end of 2003, the mine had developed to the 480-meter level which is approximately 620 meters below surface. Engineering studies undertaken in 2002 and 2003 indicate that the combination of ventilation requirements and logistics will make mining below the 500-meter level extremely difficult and marginally economic without the development of a shaft. In August 2003, the board of directors approved the development of a production shaft at the La Camorra mine, which is anticipated to cost approximately $12.0 million. The development decision was based on the long lead-time necessary to construct the shaft and to develop further reserves. The production shaft is scheduled to enter operation during the fourth quarter of 2004. Developing reserves entails inherent risk, and if we are not successful in discovering additional reserves, we may not be able to recover the investment in the shaft.

        The process plant uses a conventional carbon-in-leach process. The ore is crushed with a three-stage system consisting of a primary jaw crusher with secondary and tertiary cone crusher with a multi-deck vibrating screen. The grinding circuit includes a primary and a secondary ball mill. The ground ore is mixed with a cyanide solution and clarified, followed by countercurrent carbon-in-leach gold adsorption. The carbon is then stripped and the gold recovered and poured into gold bars for shipment to a third-party refiner in Switzerland. Mill recovery averages over 95%.

        All equipment, infrastructure and facilities are in good condition. The plant was constructed in 1994 and has been periodically upgraded. The plant is capable of processing approximately 700 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. We also share a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state-owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2003, the net book value of the La Camorra mine property and its associated plant and equipment was approximately $24.0 million.

        Our reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include regrading and revegetation of disturbed areas. The reclamation and closure accrual as of December 31, 2003, was $1.2 million.

        At December 31, 2003, there were 377 hourly and 33 salaried employees associated with the La Camorra mine, approximately 80% of whom are represented by a collective bargaining agreement. The contract with respect to La Camorra will expire in March 2004. In addition, there were 95 employees contracted to fill-in for vacation and absentee purposes, and 26 salaried employees at the administrative office in Puerto Ordaz as of December 31, 2003.

        Information with respect to the La Camorra mine’s production, average costs per ounce of gold produced and proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,

Production (1)	2003	2002	2001

Ore processed (tons)	197,591	194,960	163,139
Gold (ounces)	126,567	167,386	152,303

Average Cost per Ounce of Gold Produced (1,2)

Cash operating costs	$154	$137	$133
Total cash costs	$154	$137	$133
Total production costs	$222	$206	$200

Proven and Probable Ore Reserves (3,4,5,6)	12/31/03	12/31/02	12/31/01

Total tons	318,644	453,224	482,238
Gold (ounces per ton)	0.69	0.91	0.87
Contained gold (ounces)	220,552	412,332	418,050

(1)	During 2003, 15,155 tons milled and 3,049 gold ounces produced included in the production figures listed above were generated from tailings from outside small third-party milling operations in the local area and other gold-bearing quartz material not mined at La Camorra.
(2)	Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (“GAAP”) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.
(3)	For proven and probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.
(4)	The decrease in tons of proven and probable ore reserves in 2003 compared to 2002 is primarily due to the depletion of reserves by mining and other factors, including a reinterpretation of the La Camorra mine oreshoot geometry and a revised mine plan. Mining in the Betzy vein encountered changes in orebody geometry and more extensive waste zones than expected.
(5)	The decrease in tons of proven and probable ore reserves in 2002 compared to 2001 is due to the depletion of reserves by mining, subsequently offset by the addition of new reserves based on new diamond drilling below the current mining front.
(6)	Proven and probable ore reserves at the La Camorra mine are based on drill spacing of 30 to 50 meters and closely spaced chip sample information. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs. The cutoff grade at La Camorra is 8 grams of gold per tonne.

The Block B Concessions

        In March 2002, we acquired the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar from CVG-Minerven (a Venezuelan government-owned gold mining company). The lease runs through March 2023. Block B is a seven-square-mile property position in the prolific El Callao gold mining district. The area’s mining history dates back to the 1800s and contains many historic mines including the Chile, Laguna and Panama mines, which collectively produced over 1.6 million ounces of gold between 1921 and 1946.

        Pursuant to the lease agreement, we paid CVG-Minerven $2.8 million in a series of payments. We will also pay CVG-Minerven a royalty of 2% to 3% on production from Block B. The royalty terms are: (i) 2% if the price of gold is below $290 per ounce of refined gold during the month preceding payment; (ii) 2.5% if the price of gold is equal or greater than $290 and equal to or below $310 per ounce of refined gold during the month preceding payment; and (iii) 3% if the price of gold is greater than $310 per ounce of refined gold during the month preceding payment. No production occurred from Block B in 2003 and 2002; therefore, no royalties have been paid to CVG-Minerven. Until commercial production begins, we are obligated to make a quarterly lease payment of $5,000. This payment shall increase by 50% each subsequent year to a maximum of five years. In the event we do not commence commercial production in the five years, we will continue paying a fixed quarterly lease payment of $25,313.

        The El Callao area is accessed by the International Highway from Puerto Ordaz, on the south side of the River Orinoco, on a maintained, asphalt highway that runs through to Santa Elena on the Brazilian border. Overall good infrastructure exists and a 115kw electricity supply feeds the area predominantly populated by underground miners operating on a small-scale. The population of El Callao is approximately 15,000 people.

        Geologically, the gold is found in shear-zone hosted quartz veins and stockworks hosted by Archean to Proterozoic greenstones composed of andesitic to basaltic lavas. Gold occurs as free gold in quartz and is also commonly associated with coarse-grained pyrite.

        Upon acquisition, exploration began on the Chile vein system, which we believed to host high-grade gold mineralization. The Chile mine itself was an important gold producer that produced more than 550,000 ounces of gold at an average grade of over one ounce per ton. Since the mine shutdown in the 1940s, two phases of exploration drilling were undertaken, one in the 1960s and more recent drill testing in the 1980s that encountered high grades west of the old mine.

        Based upon this information, in May 2003, the board of directors approved expenditures up to $5.6 million for the pre-feasibility study and detailed drilling necessary to meet the standards for reserve reporting. We have completed a detailed exploration drilling campaign including 115 drill holes and 36,000 meters of drilling resulting in the discovery of what is now being called the Isidora mine (formerly the Chile mine). We anticipate that the board of directors will likely be asked to approve a final development plan sometime during 2004. Currently, the cost to develop the Isidora mine is anticipated to be approximately $25.0 million. If and when Isidora commences production, the mine will become an operating property under our La Camorra unit.

        At December 31, 2003, there were 12 salaried and 5 hourly employees associated with Block B. Additionally, there were 11 contract employees at Block B at December 31, 2003.

        Information with respect to the Isidora mine’s proven and probable ore reserves is set forth in the table below.

Proven and Probable Ore Reserves (1,2)	12/31/03

Total tons	500,011
Gold (ounces per ton)	0.66
Contained gold (ounces)	327,303

(1)	For proven and probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Mining Terms.
(2)	Proven and probable ore reserves at the Isidora mine are based on diamond drilling spaced at approximately 30 meters, geostatistical modeling and a feasibility study. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs.

        In October 2003, we completed an acquisition of a pre-existing lease of property within the Block B area for $750,000 in cash plus the assumption of $1.3 million in debt, which we paid. The lease expired in February 2004, and has been extended for one year. The property is adjacent to the Isidora mine orebody and is expected to provide us with access to the orebody. The acquisition eliminated the need for us to leave a barrier of unmined ore between the Isidora mine and the adjacent lease, which included a small historic shaft and mine workings that will be integrated into the development of the Isidora orebody.

        Block B exploration plans for 2004 include the drilling of three new target areas along the historic Laguna mine trend, follow-up work on the ore grade intercepts in areas east of the Isidora mine orebody, reconnaissance mapping and geophysical programs.

The San Sebastian Unit

        The San Sebastian unit is located in the State of Durango, Mexico, and is 100% owned by us through our subsidiary, Minera Hecla, S.A. de C.V. The San Sebastian mine is located approximately 56 miles northeast of the city of Durango on concessions acquired through our acquisition of Monarch Resources Investments Limited (“Monarch”) in 1999. Access to San Sebastian is via Mexico highway 40, approximately 12 kilometers east of Guadalupe Victoria, and then approximately 23 kilometers of paved rural road through the towns of Ignacio Allende and Emiliano Zapata in the state of Durango. The processing plant (the Velardeña mill) is located near Velardeña, Durango, Mexico, and was acquired in April 2001.

        Our concession holdings cover over 100-square miles including the Francine vein, the Don Sergio vein and multiple outlying active exploration areas. Production from the Francine vein is from a high-grade silver vein with significant gold credits. Production from the Don Sergio vein is from a high-grade gold vein with some silver credits. Mineral concession titles are obtained and held under the laws of Mexico. Exploration titles are valid for six years at which time they may be converted to exploitation titles that can be held for up to 50 years. There are work assessment and tax requirements which are variable and increase with the time the concession has been held.

        Several epithermal veins exist within the San Sebastian Valley. The Francine, Profesor, Middle and North vein systems are proximal and hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. The Don Sergio, Jessica, Andrea and Antonella veins located in the Cerro Pedernalillo area, about six kilometers from Francine, are hosted by the same Formation with the addition of dioritic intrusives.

        Ore production during 2001 consisted of surface mining and bulk sampling from four vein systems and underground development along the Francine vein. Underground development started in May 2001 and surface mining ceased during the fourth quarter of 2001. Limited underground ore production from development started in September and increased gradually as stopes were developed during the remainder of 2001. Underground mine production reached the design rate, approximately 450 tons per day, during the second quarter of 2002.

        The Francine vein strikes northwest and dips southwest and is located on the southwestern limb of a doubly plunging anticline. The vein ranges in true thickness from more than 4.0 meters to less than 0.5 meters and consists of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. The vein is oxidized to a depth of approximately 100 vertical meters and the wall rocks contain an alteration halo of less than 2 meters next to the vein. Mineralization within the oxidized portion of the vein contains limonite, hematite, silver halides and various copper carbonates. Higher-grade gold and silver mineralization is associated with disseminated hematite and limonite after pyrite and chalcopyrite, copper carbonates including malachite and azurite and hydrous copper silicates including chrysocolla. Native gold occurs associated with hematite and limonite. Mineralization in the sulfide portion of the Francine vein contains pyrite, chalcopyrite, sphalerite, galena, native silver, argentite and trace amounts of aguilarite.

        Construction of surface facilities and underground ramp development for the Don Sergio vein started in May 2003, with the first ore mined in August 2003. Design production rates were achieved during December 2003. The Don Sergio vein strikes northwest, dips steeply to the northeast and averages 1.6 meters wide. Significant mineralization occurs along a strike length of 200 meters. Gold mineralization occurs in multi-stage chalcedonic quartz veins. The vein is partially oxidized to a depth of approximately 50 vertical meters and the wall rocks contain an alteration halo of 5 meters next to the vein. High grades appear to be associated with narrow and discontinuous, dark silver sulfide (acanthite) and visible gold-bearing bands near vein margins. The vein is typical of low sulfidation precious metal hot spring systems associated with volcanic activity with economic mineralization occurring in distinct areas or shoots.

        The current combined production from the Francine and Don Sergio veins is approximately 450 tons of ore per day. This production rate is expected to continue through 2004 and into the third quarter of 2005. Access to both underground workings is through ramps from the surface connecting one or more levels, excavated at a -15% grade. Ore is mined by the cut-and-fill stoping method. Ore is extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Sub-economic material is used to backfill and stabilize mined-out stopes. Electric power is purchased from Comisión Federal de Electricidad (a Mexican federal electric company). Water is supplied from mine dewatering or hauled from a local reservoir. A successful conversion from contractor mining to owner mining was completed during the first quarter of 2003. Exploration is active on the Francine, Don Sergio, Andrea and other nearby vein systems to expand ore reserves.

        Ore is hauled in trucks by contractors to our processing facility near Velardeña. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is then clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. Precipitate is dried, shipped and sold to Met-Mex Peñoles, S.A. de C.V., in Torreón, Mexico. Commencing in the fourth quarter of 2002, over one-half of the precipitate has been refined into doré and shipped to a third-party refiner.

        At December 31, 2003, the net book value of the San Sebastian unit property and its associated plant and equipment was $9.1 million. The mill was constructed in 1994 and is capable of processing approximately 550 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory and various offices. All equipment and facilities, including the mill, are in good condition and supported by ongoing diagnostic and preventative maintenance programs. Capital improvements in 2003 were approximately $3.9 million and included mining equipment and facilities for the conversion to owner mining and development of the Don Sergio vein, an expansion of tailings capacity, a secondary mill water supply and a leach circuit expansion.

        For a description of a legal claim relating to our Velardeña mill, see Note 8 of Notes to Consolidated Financial Statements.

        As of December 31, 2003, $1.8 million has been accrued for reclamation and closure costs.

        At December 31, 2003, there were 293 hourly and 59 salaried employees at San Sebastian and the Velardeña mill. The National Mine and Mill Workers Union represents process plant hourly workers, or 62 employees, at San Sebastian. Under Mexican labor law, wage adjustments are negotiated annually and other contract terms every two years. The contract is due for negotiation of wages and other terms in July 2004.

        Production is currently subject to a 2.5% net smelter return royalty that escalates to 3% after the first 500,000 troy ounces of gold equivalent shipped. As of December 31, 2003, we have shipped approximately 221,000 troy ounces of gold equivalent. We make royalty payments to Monarch Resources U.S.A. and La Cuesta International. The royalties originated from our acquisition of the concessions from Monarch and pre-existing prospecting agreements between Monarch and La Cuesta.

        Information with respect to the San Sebastian unit’s production, average cost per ounce of silver produced and proven and probable ore reserves are set forth in the table below.

	Years Ended December 31,
Production	2003	2002	2001

Ore milled (tons)	150,717	156,532	69,779
Silver (ounces)	4,085,038	3,432,394	950,002
Gold (ounces)	47,721	41,510	15,983

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$(0.46)	$0.91	$1.64
Total cash costs	$(0.25)	$1.09	$1.81
Total production costs	$0.71	$2.06	$2.89

Proven and Probable Ore Reserves (3,4,5,6)	12/31/03	12/31/02	12/31/01

Total tons	170,711	369,556	304,222
Silver (ounces per ton)	22.3	23.7	28.20
Gold (ounces per ton)	0.26	0.24	0.30
Contained silver (ounces)	3,812,503	8,761,109	8,579,060
Contained gold (ounces)	43,731	88,269	91,267

(1)	The continued low costs per silver ounce during 2003, compared to 2002 and 2001, are due in part to significant by-product credits from increased gold production and a higher average gold price. Costs per ounce amounts are calculated pursuant to standards of the Gold Institute. For the years ended December 31, 2003, 2002 and 2001, gold by-product credits were approximately $4.25, $3.76 and $4.61 per silver ounce, respectively. By-product credits are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:
	2003	2002	2001

Silver	$2.14	$2.67	$3.28
Gold	$160	$181	$205

(2)	Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (“GAAP”) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.
(3)	For proven and probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.
(4)	Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades are expected to be approximately 90% for gold and 91% for silver. Payable recoveries by smelters and refiners for precipitate sales of gold and silver produced are expected to be 97.0% for silver and 98.5% for gold. Payable recoveries by smelters and refiners for doré sales of gold and silver produced are expected to be 99.75% for silver and 99.50% for gold. Proven and probable reserves at San Sebastian are based on drill spacing of 35 meters. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries, royalties and cash operating costs. The cutoff grade at San Sebastian is 4.5 grams per tonne of gold equivalent.
(5)	Mining depletion accounts for the majority of the changes in proven and probable ore reserves from 2002 to 2003. A new mine plan removes some ore pillars from reserves, offset by new reserve additions. A small block of ore from the Don Sergio vein has been added based on new underground development exposures.
(6)	The increase in proven and probable ore reserves from 2001 to 2002 is the result of: a) incorporation of new definition drilling information in the estimate of reserves; and b) a new mine plan.

The Greens Creek Unit

        At December 31, 2003, we held a 29.73% interest in the Greens Creek unit, located on Admiralty Island, near Juneau, Alaska, through a joint-venture arrangement with Kennecott Greens Creek Mining Company, the manager of Greens Creek, and Kennecott Juneau Mining Company, both wholly owned subsidiaries of Kennecott Minerals. The term of the joint-venture arrangement continues for 20 years after the effective date, or May 1994, and for so long thereafter as products are produced from the properties or the participants continue to have an ownership interests in the assets, unless the arrangement is terminated earlier or is extended.

        The partners of the joint-venture arrangement are obligated to contribute funds to adopted programs in proportion to their respective participating interests. A participant’s interest in the joint-venture arrangement would change: 1) upon election to contribute less to an adopted budget than the percentage reflected by its participating interest; 2) in the event of a participant’s default in making its agreed-upon contribution to an adopted budget, followed by the election of the other participant to invoke remedies as permitted in the agreement; 3) transfer by a participant of less than all of its participating interest in accordance with the terms of the agreement; or 4) acquisition by a participant of some or all of the other participant’s interest, however arising.

        The Greens Creek unit is a polymetallic deposit containing silver, zinc, gold and lead, and lies within the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims and one patented millsite claim, in addition to property leased from the U.S. Forest Service. Greens Creek also has title to mineral rights on 7,500 acres of federal land adjacent to the properties. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.

        Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received access to approximately 7,500 acres of land with potential mining resources surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production out of discovered reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no discovery triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is escalated annually by the Gross Domestic Product until the year 2016. At December 31, 2003, this benchmark was $140 per ton.

        Currently, Greens Creek is mining approximately 2,200 tons per day underground from the 200 South, the Southwest and West ore zones. Ore from the underground trackless mine is milled at the mine site. The mill produces silver/gold doré and lead, zinc and bulk concentrates. The doré is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site. The Greens Creek unit uses electrical power provided by diesel-powered generators located on-site. See Risk Factors – “Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities” for a discussion of smelting capacity for Greens Creeks’ bulk concentrates.

        The employees at the Greens Creek unit are employees of Kennecott Greens Creek Mining Company and are not represented by a bargaining agent. At December 31, 2003, there were 259 employees at the Greens Creek unit.

        At December 31, 2003, our interest in the net book value of the Greens Creek unit property and its associated plant and equipment was approximately $52.0 million. All equipment, infrastructure and facilities, including camp and concentrate storage facilities, are in good condition. Mill expansion projects have been completed within the last three to four years that have provided flotation capacity, a mill motor size upgrade and a few smaller modifications to eliminate production bottlenecks to increase mill throughput. A turbine was installed at the power plant in 2001 to provide a sufficient power supply for operations and the tails storage area is currently in the process of expansion to approximately 180% of the current projected tails storage requirements.

        The Greens Creek deposit consists of zinc, lead and iron sulfides and copper-silver sulfides and sulfosalts with substantial contained silver and gold values. The deposit has a vein-like to blanket-like form of variable thickness. The ore is thought to have been laid down by an “exhalative” process (i.e., volcanic-related rifts or vents deposited base and precious metals onto an ocean floor). Subsequently, the mineralization was folded and faulted by multiple generations of tectonic events. Over the next three years, Greens Creek will focus its exploration efforts on establishing a reserve equal to the current-sized deposit we already mine, continuing to discover and develop deposits to sustain multiple years of production and maintaining an active exploration development program to explore areas away from immediate mine workings.

        Kennecott Greens Creek Mining Company’s geology and engineering staff computes the estimated ore reserves for the Greens Creek unit with technical support from Rio Tinto Zinc. We review geologic interpretation and reserve methodology, but the reserve compilation is not independently confirmed by us in its entirety. Information with respect to our 29.73% share of production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31, (reflects 29.73% interest)

Production	2003	2002	2001

Ore milled (tons)	232,297	218,072	195,646
Silver (ounces)	3,480,800	3,244,495	3,259,915
Gold (ounces)	29,564	30,531	26,041
Zinc (tons)	22,809	23,875	20,875
Lead (tons)	8,289	8,200	7,394

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$1.10	$1.76	$2.41
Total cash costs	$1.18	$1.81	$2.41
Total production costs	$3.64	$4.28	$4.79

Proven and Probable Ore Reserves (3,4,5,6)	12/31/03	12/31/02	12/31/01

Total tons	2,226,361	2,095,703	2,256,663
Silver (ounces per ton)	14.1	14.9	16.7
Gold (ounces per ton)	0.12	0.13	0.13
Zinc (percent)	10.7	11.4	11.6
Lead (percent)	4.0	4.2	4.6
Contained silver (ounces)	31,386,366	31,252,609	37,627,765
Contained gold (ounces)	256,726	268,603	299,456
Contained zinc (tons)	237,202	238,029	262,455
Contained lead (tons)	89,422	88,574	103,220

(1)	Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute.
(2)	Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (“GAAP”) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.
(3)	For proven and probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.
(4)	Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades are expected to be 74% for silver, 64% for gold, 81% for zinc and 69% for lead.
(5)	The changes in reserves in 2003 versus 2002 are due to increases in forecast metals prices and additions of new reserves based on updated resource estimates for certain orebodies, partially offset by depletion due to production. Proven and probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $65 per ton net smelter return to $100 per ton net smelter return.
(6)	The changes in reserves in 2002 versus 2001 were due to a) changes in forecast metals prices; b) reassessments of metal contents and expected mining recoveries of certain orebodies; and c) removal of some material from reserves. Proven and probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $70 per ton net smelter return to $100 per ton net smelter return.

The Lucky Friday Unit

        Since 1958, we have owned and operated the Lucky Friday unit, a deep underground silver and lead mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. The principal ore-bearing structure at the Lucky Friday unit through 1997 was the Lucky Friday vein, a fissure vein typical of many in the Coeur d’Alene Mining District. The orebody is located in the Revett Formation, which is known to provide excellent host rocks for a number of orebodies in the Coeur d’Alene Mining District. The Lucky Friday vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday vein. The major part of the orebody has exte nded from the 1,200-foot level to and below the 6,020-foot level.

        During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. We control the Gold Hunter property under a long-term operating agreement terminating in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. We will be obligated to pay a royalty of 18.58% after we have recouped our costs to explore and develop the property. As of December 31, 2003, unrecouped costs totaled approximately $33.4 million. All our commitments related to exercise of the operating agreement have been met.

        The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

        The ore produced from Lucky Friday is processed in a 1,100-ton-per-day conventional flotation mill. In 2003, ore was processed at a rate of approximately 416 tons per day. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2003, mill recovery totaled approximately 94% silver, 94% lead and 76% zinc. All silver-lead and zinc concentrate production during 2003 was shipped to Teck Cominco’s smelter in Trail, British Columbia, Canada.

        In the fourth quarter of 2000, due to continuing low silver and lead prices, our management and board of directors deferred the decision to approve additional capital expenditures, which are needed to develop the next area of the mine, and recorded an adjustment of $31.2 million to reduce the carrying value of Lucky Friday’s plant, property and equipment. In 2001, due to low metals prices, we made the decision to reduce the level of mining activity at the Lucky Friday unit to approximately 30% of full production. During 2002, mining activity was approximately 50% of full production. At that time, we estimated that with minimal additional development, Lucky Friday could sustain the lower production levels through 2004, as long as the cost of operating was less than putting the property on care and maintenance. On December 5, 2003, our management and board of directors approved the additional capital expenditures necessary to develo p the 5900 level of the Gold Hunter deposit, currently anticipated to cost approximately $8.0 million. It is anticipated this development will take approximately 18 months, at which time Lucky Friday will resume producing near capacity.

        Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below:

	Years Ended December 31,

Production	2003	2002	2001

Ore milled (tons)	151,991	159,651	239,330
Silver (ounces)	2,251,486	2,004,404	3,224,373
Gold (ounces)	239	206	415
Lead (tons)	12,935	10,091	20,984
Zinc (tons)	2,532	2,259	2,789

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$4.86	$4.97	$5.27
Total cash costs	$4.86	$4.97	$5.27
Total production costs	$4.88	$5.49	$6.05

Proven and Probable Ore Reserves (3,4,5)	12/31/03	12/31/02	12/31/01

Total tons	659,380	—	—
Silver (ounces per ton)	15.4	—	—
Lead (percent)	8.4	—	—
Zinc (percent)	2.4	—	—
Contained silver (ounces)	10,154,299	—	—
Contained lead (tons)	55,192	—	—
Contained zinc (tons)	15,715	—	—

(1)	Includes by-product credits from lead and zinc production and are calculated pursuant to standards of the Gold Institute.
(2)	Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (“GAAP”) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 – Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.
(3)	For proven and probable ore reserve assumptions and definitions, see Glossary of Certain Mining Terms.
(4)	Reserves are in-place material that incorporate estimates of the amount of waste which must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 94% for silver, 94% for lead and 77% for zinc.
(5)	As of December 31, 2002 and 2001, it was determined the Lucky Friday mineralized material did not meet all the criteria established for disclosure of reserves by the Securities and Exchange Commission’s Industry Guide 7. The December 31, 2003, reserves were calculated based upon improved metal prices and favorable results from a diamond drilling campaign conducted during 2003.

At December 31, 2002, the estimated mineralized material included 1,082,000 tons with 13.2 ounces per ton silver, 8.5% lead and 1.7% zinc. At December 31, 2001, the estimated mineralized material included 1,205,180 tons with 14.2 ounces per ton silver, 9.4% lead and 1.6% zinc.

        Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. There were no final reclamation activities performed in 2003.

        The net book value of the Lucky Friday unit property and its associated plant and equipment was approximately $0.9 million as of December 31, 2003. The construction of the facilities at Lucky Friday range from the 1950s to the late 1990s. The equipment and facilities are in good physical condition. The plant is maintained by our employees with assistance from outside trade specialists as required.

        At December 31, 2003, there were 98 employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on May 1, 2009; however, it can be reopened for economic consideration on May 1, 2006. Avista Corporation supplies electrical power to the Lucky Friday unit.

        For a description of a legal claim involving the Lucky Friday unit, see Note 8 of Notes to Consolidated Financial Statements.

Exploration

        We conduct our exploration activities from our operating units and review proposals and results from our headquarters in Coeur d’Alene, Idaho. We own or control patented and unpatented mining claims, fee land, mineral concessions and state and private leases in the United States, Mexico and Venezuela. Our strategy is to focus our efforts and resources on expanding our precious metals reserves through exploration efforts, primarily on properties we already own.

        Our strategy regarding reserve replacement is to concentrate our efforts on: (1) existing operations where an infrastructure already exists; (2) other properties presently being developed; and (3) advanced-stage exploration properties that have been identified as having potential for additional discoveries principally in the United States, Mexico and Venezuela. We intend to focus on low-cost properties and we continuously evaluate opportunities to acquire additional properties. Exploration expenditures for the three years ended December 31, 2003, 2002 and 2001 were approximately $9.6 million, $5.2 million and $2.2 million, respectively. Pre-development expenditures for the three years ended December 21, 2003, 2002 and 2001 were approximately $1.4 million, $0.7 million and zero, respectively.

        In 2004, exploration expenditures will be higher. We intend to continue to explore for additional reserves at, or in the vicinity of, the San Sebastian unit in Mexico; the La Camorra mine, at Block B and the Canaima property in Venezuela; at the Greens Creek unit in Alaska; and at the Hollister Development Block in Nevada (see the property description below for further information on the Hollister Development Block). We estimate that exploration expenditures during 2004 will be in the range of $12.0 million to $15.0 million, two-thirds of which will be spent in Venezuela and Mexico. In addition, we anticipate pre-development expenditures to be between $6.0 million and $8.0 million at the Hollister Development Block.

        In Mexico, several targets have been identified on the 100-square-mile property position surrounding the Francine vein. During 2004, geophysical studies, mapping and geochemical work will continue to target those areas most likely to yield positive drilling results. Work will also continue in the Cerro Pedernalillo area on the Andrea vein.

        In Venezuela, exploration during 2004 will focus on the Main and Betzy veins at the La Camorra mine, at the Isidora mine, other targets located on the Block B concessions and at exploration contracts adjacent to the La Camorra concession. Block B and the other exploration contract areas are all within trucking distance of the La Camorra mill. As previously discussed in the La Camorra mine property description, we have begun construction of a production shaft to access the lower areas of the Main and Betzy veins, currently scheduled to enter operation during the fourth quarter of 2004.

        Exploration at the Greens Creek unit during 2004 will include diamond drilling targeting at least eight different prospects, geochemical soil sampling and surface geophysics along new gridlines in two prospects, continued detailed geologic mapping and sampling of all active prospects, underground drilling south and east of the current workings and development drifting to explore for additional reserves south of the 200 South ore zone, the West Bench and the Deep Lower Southwest ore zones.

Hollister Development Block

        In August 2002, our wholly owned subsidiary, Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), for the exploration, development and production of Great Basin’s underground gold property in the Ivanhoe Mining District of northern Nevada known as the Hollister Development Block (“Hollister”). Located on the northwestern extension of the Carlin Trend, the nearest active mining operations are the Dee mine, located 8 miles to the southeast, and the Ken Snyder mine, located 12 miles to the northwest. The nearest major population centers are the towns of Battle Mountain, 38 miles to the southwest; Elko, approximately 47 miles to the southeast; and Winnemucca, 64 miles to the west-southwest.

        The Earn-in Agreement provides us with an option to earn a 50% working interest in Hollister in return for funding a two-stage, advanced exploration and development program leading to commercial production. We estimate the cost to achieve our 50% interest to be approximately $21.8 million. We are the manager of the exploration and development activities, and upon completion of earn-in activities, Hecla will be the operator of the underground mine.

        Hollister is defined by a 6,000-foot by 7,000-foot project boundary (964 acres) within a larger claim block held by Newmont Mining Corporation and Great Basin Gold. The area was a producer of mercury around the turn of the century, and later a producer of gold. The most recent operation was the Hollister mine, operated from 1990 through 1996, consisting of two open-pit gold excavations with an associated heap-leach facility.

        The underground exploration project will consist of approximately 6,000 feet of decline access to the mineralized structures, including associated cross-cuts and diamond drill stations. Approximately 5,000 tons of bulk sample from the different veins within the system is planned, along with approximately 55,000 feet of diamond drilling from underground locations. The exploration project will take place out of the existing east Hollister pit, thereby limiting most surface disturbance to areas associated with previous mining activities.

        Plans for 2004 include completing preliminary engineering and receipt of federal and state operating permits. We anticipate expenditures between $6.0 million to $8.0 million during 2004 on preproduction development and exploration, including construction of the surface support facilities and an underground decline ramp.

        For additional information relating to the Hollister Development Block, see Note 4 of Notes to Consolidated Financial Statements.

Discontinued Operations

        During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to reduce debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. At that time, our principal industrial minerals assets consisted of ball clay operations in Kentucky, Tennessee and Mississippi; kaolin operations in South Carolina and Georgia; feldspar operations in North Carolina; a clay slurry plant in Monterrey, Mexico; and specialty aggregate operations (primarily scoria) in southern Colorado. We conducted these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company, which operated our ball clay and kaolin divisions; (2) K-T Feldspar Corporation, which operated the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V., which operated the clay slurry plant business; and (4) MWCA, Inc., which operated our specialty aggregate business. Based upon the 2000 decision to sell the industrial minerals segment, our consolidated financial statements reflect the industrial minerals segment as a discontinued operation for the years ended December 31, 2002 and 2001.

        In March 2001, we completed a sale of Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V. (collectively the “K-T Group”) and certain other minor industrial minerals companies.

        In March 2002, we completed a sale of the pet operations of the Colorado Aggregate division (“CAC”) of MWCA. In March 2003, we sold the remaining inventories of the briquette division of CAC, which represented the remaining portion of our industrial minerals segment. All activity associated with the former industrial minerals segment for the year ended December 31, 2003 is considered a general corporate activity and is presented as “other” where appropriate.

        For further information, see Note 16 of Notes to Consolidated Financial Statements.

Idle Properties

The Grouse Creek Mine

        The Grouse Creek gold mine is located in central Idaho, 27 miles southwest of the town of Challis in the Yankee Fork Mining District. Mining at Grouse Creek began in late 1994 and ended in April 1997, due to higher-than-expected operating costs and less-than-expected operating margins, primarily because the ore occurred in thinner, less continuous structures than had been originally expected.

        We recorded a write-down of the mine’s carrying value totaling $97.0 million in 1995. We recorded further adjustments in 1996 for future severance, holding, reclamation and closure costs totaling $22.5 million, and adjustments to the carrying value of property, plant and equipment, and inventories totaling $5.3 million.

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

        In May 2000, we notified state and federal agencies that the Grouse Creek mine would proceed to a permanent suspension of operations. We signed an agreement with the State of Idaho and a voluntary administrative order on consent with the U.S. Forest Service and U.S. Environmental Protection Agency (the “agencies”) in which we agreed to dewater the tailings impoundment, complete a water balance report and monitoring plan for the site and complete certain studies necessary for closure of the tailings impoundment. The voluntary administrative order on consent requires that a work plan for final reclamation and closure of the tailings impoundment be submitted by us no later than one year prior to estimated completion of the tailings impoundment dewatering, currently anticipated to be in 2007.

        We increased the reclamation accrual by $10.2 million in 2000 based on updated cost estimates in accordance with AICPA Statement of Position 96-1 “Environmental Remediation Liabilities,” due to the requirements of the administrative order on consent. During 2001, our activities focused on further containment of surface and subsurface water along with development of a dewatering plan for the tailings impoundment.

        In May 2003, we received authorization from the agencies to start direct discharge of tailings impoundment waters. Approximately 87 million gallons were discharged by the fall of 2003, with discharge ongoing. The existing Grouse Creek reclamation plan was approved as part of the 1992 plan of operations, which we are updating through a review with state and federal agencies to reflect current conditions. In September 2003, we recorded a further adjustment of $6.8 million based on this updated 15-year reclamation and closure plan currently being reviewed by the agencies. Review with the agencies will continue in 2004. As of December 31, 2003, the reclamation and closure cost accrual for the Grouse Creek mine totaled $32.2 million.

The Republic Mine

        The Republic gold mine is located in the Republic Mining District near Republic, Washington. In February 1995, we completed operations at the Republic mine and have been conducting reclamation work in connection with the mine and mill closure. In August 1995, we entered into an agreement with Newmont Gold Company (successor to Santa Fe Pacific Gold Corp.) to explore and develop the Golden Eagle deposit on the Republic mine property. Echo Bay Mines Ltd. acquired Newmont’s interest in 2000 and has been conducting a limited exploration program on the project.

        The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.6 million as of December 31, 2003. At December 31, 2003, the accrued reclamation and closure costs balance totaled $2.6 million. Reclamation and closure efforts will continue in 2004.

Item 3. Legal Proceedings

        For a discussion on our legal proceedings, see Note 8 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

        Executive Officers of the Registrant

        Reference is made to the information set forth in Part III, Item 10 of this Form 10-K, which is incorporated by reference into this Part I.

Part II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	(i) Shares of our common stock are traded on the New York Stock Exchange, Inc.
(ii) Our common stock quarterly high and low sale prices, based on the New York Stock Exchange composite transactions as reported by NYSEnet.com, for the past two years were as follows:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003 – High	$5.86	$4.34	$7.11	$8.72
– Low	$2.60	$2.90	$4.20	$4.88
2002 – High	$1.95	$5.85	$5.20	$5.44
– Low	$0.90	$1.90	$2.20	$2.96

(b)	As of February 24, 2004, there were 8,133 shareholders of record of the Common Stock.
(c)	We have not declared or paid any cash dividends on our capital stock or other securities for several years and do not anticipate paying any cash dividends in the foreseeable future (other than in connection with any possible program to reduce the number of remaining preferred shares outstanding). We are currently restricted from paying dividends on our common stock or repurchasing common stock until such time as we have paid the cumulative dividends on our Series B preferred stock. In addition, we have entered into loan documents that constrain our ability to pay dividends on our common stock or repurchase our common stock. At December 31, 2003, the cumulative dividend for the preferred stock was $5.7 million.
(d)	In August 2001, we sold 5,749,883 authorized but unissued shares of our common stock to Copper Mountain Trust Company, trustee for the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the “benefit plans”) for $5.4 million. These shares were issued pursuant to a private placement stock purchase agreement and not registered under the Securities Act of 1933 pursuant to Regulation D of such Act. The shares were listed on the New York Stock Exchange.

On August 2, 2002, through our wholly owned subsidiary Hecla Ventures Corporation, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”). Pursuant to the agreement, Great Basin was issued a warrant to purchase 2,000,000 shares of our common stock as of the date of execution of the Earn-in Agreement, which was exercised during 2003 at a price of $3.73 per share. Neither the warrant nor the underlying common stock was registered under the Securities Act of 1933 pursuant to Section 4(2) of such Act. In the event that we elect to conduct certain development activities, Great Basin will receive an additional warrant to purchase 1,000,000 shares of common stock, at the then market value, and, upon completion of development activities, Great

Basin will receive a final warrant to purchase 1,000,000 shares of our common stock at the then market value.

On June 13, 2002, we offered holders of our Series B preferred stock the opportunity to exchange each of their preferred shares for seven shares of our common stock. As a result of the completed exchange offer, 1,546,598 shares, or 67.2%, of the total number of preferred shares previously outstanding (2.3 million), were validly tendered and exchanged for 10,826,186 shares of common stock. The shares exchanged were not registered with the Securities and Exchange Commission under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9).

As a result of the 2002 exchange offer, previously undeclared and unpaid preferred stock dividends of $11.2 million were eliminated. During the third quarter of 2002, we incurred a non-cash dividend charge of approximately $17.6 million, which represented the difference between the value of the common stock issued in the exchange offer and the value of the shares of common stock that would have been issued if the shares of preferred stock received in the exchange offer had been converted into common pursuant to their terms.

During the fourth quarter of 2003, we entered into privately negotiated exchange agreements with holders of approximately 38% of our then outstanding Series B preferred stock in exchange for shares of common stock. A total of 287,975 shares of the total number of Series B preferred shares were exchanged into 2,181,630 shares of our common stock at exchange ratios ranging from 7.4 to 7.6 shares of common stock per share of preferred stock. During the fourth quarter of 2003, we incurred a non-cash dividend of approximately $9.6 million related to the exchanges, which represent the difference between the value of the common stock issued and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common pursuant to their terms. Similar to the July 2002 exchange, the non-cash dividend had no impact on our total shareholders’ equity. As a result of the exchanges, the total of preferred dividends is $12.2 million for the year ended December 31, 2003. Also during 2003, a total of 650 shares of Series B preferred stock were converted into 2,089 shares of our common stock at the election of the stockholders.

On January 9, 2004, we announced an exchange offer for the 464,777 remaining outstanding shares of our preferred stock at an exchange rate equal to $66.00, divided by the volume-weighted average of the reported sales price on the New York Stock Exchange of our common stock for the five trading days ending at the close of the second trading day prior to the expiration date of the exchange offer (not to exceed 8.25 common shares). On February 18, 2004, the exchange rate was set at 7.94 common shares for each share of preferred stock. As a result of this exchange offer, 273,961 shares of preferred stock were exchanged for 2,175,237shares of common stock. The shares exchanged were not registered with the Securities and Exchange Commission under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9). Following the completed exchange offer, a total of 190,816 shares of preferred stock remain outstanding with a liquidation value of $11.9 million. The completed exchange offer eliminated $3.4 million in past accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.0 million to $0.7 million. As a result of this exchange offer, we expect to record an additional non-cash dividend of $9.6 million during the first quarter of 2004.
(e)	The following table provides information as of December 31, 2003, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders:
1987 and 1995 Stock Incentive Plans	2,052,902	$5.08	821,860
Stock Plan for Nonemployee Directors	115,617	N/A	830,809
Key Employee Deferred Compensation Plan(1)	202,218	$4.31	5,763,543
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,370,737	$5.01	7,416,212

(1)	The number of securities to be issued include 35,628 shares. Issuance of such shares does not require payment of any exercise price.

        See Notes 9 and 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

Item 6. Selected Financial Data

        The following table (in thousands except per share amounts) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 1999 through 2003, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by reference to our Consolidated Financial Statements.

	2003 (1)	2002	2001	2000	1999 (2)

Sales of products	$116,353	$105,700	$85,247	$75,850	$73,703
Income (loss) from continuing operations before cumulative effect of change in accounting principle (1)	$(7,088)	$10,863	$(9,582)	$(84,847)	$(43,391)
Income (loss) from discontinued operations (3)	—	(2,224)	11,922	1,529	4,786
Net income (loss)	(6,016)	8,639	2,340	(83,965)	(39,990)
Preferred stock dividends (4)	(12,154)	(23,253)	(8,050)	(8,050)	(8,050)
Loss applicable to common shareholders (4,5)	$(18,170)	$(14,614)	$(5,710)	$(92,015)	$(48,040)

Loss from continuing operations per common share (1)	$(0.16)	$(0.15)	$(0.25)	$(1.39)	$(0.83)

Basic and diluted loss per common share	$(0.16)	$(0.18)	$(0.08)	$(1.38)	$(0.77)

Total assets	$278,195	$160,141	$153,116	$194,836	$268,357

Accrued reclamation and closure costs	$70,632	$49,723	$52,481	$58,710	$49,325

Noncurrent portion of debt	$2,341	$4,657	$11,948	$10,041	$55,095

Cash dividends paid per common Share	$—	$—	$—	$—	$—

Cash dividends paid per preferred share (4)	$—	$—	$—	$1.75	$3.50

Common shares issued	115,543,695	86,187,468	73,068,796	66,859,752	66,844,575
Shareholders of record	8,203	8,584	8,926	9,273	9,714
Employees	1,074	720	701	1,195	1,277

(1)	On January 1, 2003, we adopted SFAS No. 143 “Accounting for Asset Reclamation Obligations,” which resulted in a positive cumulative effect of a change in accounting principle of $1.1 million. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of an estimated environmental remediation costs and the related asset created with it.
(2)	On January 1, 1999, we changed our method of accounting for start-up costs in accordance with AICPA Statement of Position 98-5 “Reporting on the Costs of Start-up Activities.” The impact of this change in accounting principle related to unamortized start-up costs associated with our 29.73% interest in the Greens Creek unit and resulted in a $1.4 million charge for the year ended December 31, 1999.
(3)	During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to reduce debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. As such, the industrial minerals segment has been recorded as a discontinued operation as of and for each of the four years in the period ended December 31, 2002. The balance sheets for December 31, 2001 and 2000 have been reclassified to reflect the net assets of the industrial minerals segment as a discontinued operation.
(4)	In July 2002, we completed an offer to acquire all currently outstanding Series B preferred stock in exchange for newly issued shares of common stock. A total of 1,546,598 shares, or 67.2%, of the total number of Series B preferred shares outstanding were validly tendered and exchanged into 10,826,186 shares of our common stock. During the third quarter of 2002, we incurred a non-cash dividend of approximately $17.6 million related to the completed exchange offering. The $17.6 million dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common pursuant to their terms. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus. As a result of the completed exchange offering, the total of cumulative preferred dividends was $23.3 million for the year ended December 31, 2002.

During the fourth quarter of 2003, we entered into exchange agreements with holders of approximately 38% of our currently outstanding Series B preferred stock in exchange for shares of common stock. A total of 287,975 shares of the total number of Series B preferred shares were exchanged into 2,181,630 shares of our common stock. During the fourth quarter of 2003, we incurred a non-cash dividend of approximately $9.6 million related to the exchanges, which represent the difference between the value of the common stock issued and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common pursuant to their terms. Similar to the July 2002 exchange offer, the non-cash dividend had no impact on our total shareholders’ equity. As a result of the exchanges, the total of cumulative preferred dividends is $12.2 million for the year ended December 31, 2003.

On January 9, 2004, we announced an exchange offer for the 464,777 remaining outstanding shares of our preferred stock at an exchange rate equal to $66.00, divided by the volume-weighted average of the reported sales price on the New York Stock Exchange of our common stock for the five trading days ending at the close of the second trading day prior to the expiration date of the exchange offer (not to exceed 8.25 common shares). On February 18, 2004, the exchange ratio was set at 7.94 common shares for each share of preferred stock. As a result of this exchange offer, 273,961 shares of preferred stock were exchanged for 2,175,237 shares of common stock. Following the completed exchange offer, a total of 190,816 shares of preferred stock remain outstanding with a liquidation value of $11.9 million. The completed exchange offer eliminated $3.4 million in past accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.0 million to $0.7 million. As a result of this exchange offer, we expect to record an additional non-cash dividend of approximately $9.6 million during the first quarter of 2004.
(5)	As of December 31, 2003, we have not declared or paid $5.7 million of Series B preferred stock dividends. As the dividends are cumulative, they continue to be reported in determining the income (loss) applicable to common stockholders, but are excluded in the amount reported as cash dividends paid per preferred share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related Notes thereto.

Overview

        Hecla Mining Company is a precious metals company engaged in the exploration, development, mining and processing of silver, gold, lead and zinc. We are organized and managed primarily on the basis of our products being produced from our operating units, which during 2003 included three primary silver operations, the San Sebastian unit in Mexico (the Mexico segment), the Greens Creek unit in Alaska and the Lucky Friday unit in Idaho (both in the United States segment), and one gold operation, the La Camorra unit in Venezuela (the Venezuela segment). We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré), which is further refined before sale to metals traders.

        Our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors beyond our control. We have seen recent rises in the prices of the metals we produce and the price increases have assisted in our improved revenues and cash flows. In the event these metals prices decline, we feel our strong balance sheet and low cost properties will allow us to continue to be successful.

        In 2003, we produced more silver at a record low average total cash cost than at any other time in our 113-year history. In addition, our silver proven and probable reserves increased as the result of a new development plan at the Lucky Friday unit. Our gold production was approximately 15% less during 2003, when compared to our record production in 2002, however gold proven and probable reserves increased during 2003 as a result of successful exploration efforts in Venezuela.

        Our balance sheet improved during 2003 with the issuance of 23.0 million shares of common stock for $91.2 million in net proceeds. Our cash, cash equivalents and short-term investments increased from $19.5 million at the end of 2002 to $123.4 million at the end of 2003. Our operating cash flow during 2003 was $26.0 million, a 28% increase over 2002’s operating cash flow of $20.2 million, and debt had been reduced to $4.7 million by the end of the year.

        One of the risks we face is that our mines have a relatively small amount of proven and probable reserves, primarily because we have low volume, underground operations. Throughout our century-long history, that has always been the case and is likely to be so in the future. Our strategy to increase production and expand our proven and probable reserves is to focus on development and exploration at, or in the vicinity of, our currently owned properties, as well as potential future acquisitions. We are in the early stages of exploration in several locations on a majority of our land positions, and during 2004, we will continue our investment in exploration to enable us to achieve our production goals.

        We continue to face risks associated with environmental litigation and ongoing reclamation activities. During the third quarter of 2003, we recorded a $23.1 million accrual for future reclamation and remediation, including $16.0 million for potential liability within the Coeur d’Alene Basin area and $6.8 million for future expenditures at the Grouse Creek mine in central Idaho. In the Coeur d’Alene Basin litigation, the judge found that we have some liability. We estimate that the range of our potential liability is $18.0 million to $58.0 million and we have accrued the minimum amount in accordance with generally accepted accounting principles, as we believe there is no amount within the range that is more probable. The court has set January 18, 2005 as the date of the second phase of this trial. We will continue to manage and prepare for this matter, although the ultimate outcome is not known at this time.

        During the fourth quarter of 2003, we entered into exchange agreements with holders of approximately 38% of the then outstanding Series B preferred stock in exchange for shares of common stock. In February 2004, we further reduced the number of preferred shares outstanding by 273,961 shares, or 58.9%. Currently, a total of 190,816 shares of preferred stock remain outstanding. The 2004 reduction was accomplished via an exchange offer for preferred stock, which was completed on February 20, 2004, whereby each preferred shareholder who elected to exchange received 7.94 shares of common stock for each preferred share owned. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of shares.

        The following table displays our actual silver and gold production (in thousand ounces) by operation for the years ended December 31, 2003, 2002 and 2001, and projected silver and gold production for the year ending December 31, 2004.

	Projected	Actual

	2004	2003	2002	2001

Silver ounce production:
San Sebastian unit (1)	3,300	4,085	3,432	950
Greens Creek unit (2)	3,500	3,481	3,245	3,260
Lucky Friday unit	2,200	2,251	2,004	3,224

Total silver ounces	9,000	9,817	8,681	7,434

Gold ounce production:
La Camorra unit	140	127	167	152
San Sebastian unit (1)	46	48	42	16
Greens Creek unit (2)	29	29	31	26
Other sources	—	—	—	1

Total gold ounces	215	204	240	195

(1)	Production commenced in May 2001 at the San Sebastian unit.
(2)	Reflects our 29.73% portion.

        Total cash and total production costs, and average metals prices were as follows:

	2003	2002	2001

Average costs per ounce of silver produced:
Total cash costs per ounce ($/oz.) (1,3)	1.43	2.25	3.57
Total production costs per ounce ($/oz.) (1,3)	2.70	3.68	5.09
Average costs per ounce of gold produced:
Total cash costs per ounce ($/oz.) (2,3)	154	137	133
Total production costs per ounce ($/oz.) (2,3)	222	206	200
Average Metals Prices:
Silver – Handy & Harman ($/oz.)	4.91	4.63	4.36
Gold – Realized ($/oz.)	339	303	280
Gold – London Final ($/oz.)	364	310	272
Lead – LME Cash ($/pound)	0.234	0.205	0.216
Zinc – LME Cash ($/pound)	0.375	0.353	0.402

(1)	The lower costs per silver ounce during 2003 compared to 2002, and 2002 compared to 2001, are due in part to significant by-product credits from an increased gold price and increased production from our silver operating properties. Our costs per ounce amounts are calculated pursuant to standards of the Gold Institute.
(2)	Costs per ounce of gold are based on the gold produced from gold operating properties only. Gold produced from San Sebastian and Greens Creek is treated as a by-product credit in calculating silver costs per ounce.
(3)	Cash costs per ounce of silver or gold represent non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs (GAAP).

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make a wide variety of estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We have identified our most critical accounting policies below that are most important to the portrayal of our current financial condition and results of operations. Management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors and the audit committee has reviewed the disclosures presented below.

Revenue Recognition

        Sales of metals products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current spot metals prices. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter (generally three months), we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted monthly until final settlement at month-end metals prices. If there was a significant variance in estimated metals prices or assays compared to the final actual metals prices and assays, our monthly results of operations could be affected. Sales of metal in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

        Changes in the market price of metals significantly affect our revenues, profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, central bank sales, custom smelter activities, the relative exchange rate of the U.S. dollar, purchases and lending, investor sentiment and global mine production levels. The aggregate effect of these factors is impossible to predict. Because a significant portion of our revenues is derived from the sale of silver, gold, lead and zinc, our earnings are directly related to the prices of these metals. If the market price for these metals falls below our total production costs, we will experience losses on such sales.

Proven and Probable Ore Reserves

        On a periodic basis, management reviews the reserves that reflect estimates of the quantities and grades of ore at our mines which management believes can be recovered and sold at prices in excess of the total cost associated with extracting and processing the ore. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological estimates using current operating costs, metals prices and demand for our products. Periodically, management obtains external audits of reserves.

        Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Reserves estimated for properties that have not yet commenced production may require revision based on actual production experience.

        Declines in the market price of metals, as well as increased production or capital costs, reduction in the grade or tonnage of the deposit, an increase in the dilution of the ore or reduced recovery rates, may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset such effects. If our realized price for the metals we produce, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

Depreciation and Depletion

        The mining industry is extremely capital intensive. We capitalize and depreciate property, plant and equipment consistently with industry standards. The cost of property, plant and equipment is charged to depreciation expense based on the estimated useful lives of the assets using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. As discussed above, our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

        Management’s estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our operating properties and the need for asset impairment write-downs.

Environmental Matters

        Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the mining industry. We own or operate property, or have owned and operated property, used for industrial purposes. Use of these properties may subject us to potential material liabilities relating to the investigation and clean-up of contaminants, claims alleging personal injury or property damage as the result of exposures to, or release of, hazardous substances.

        On January 1, 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related asset. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

        We periodically review our accrued liabilities for remediation costs as evidence becomes available indicating that our remediation liabilities have potentially changed. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

        Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $70.6 million at December 31, 2003, and we anticipate that expenditures relating to these reserves will be made over the next thirty years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 “Accounting for Contingencies.” It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of December 31, 2003, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would have increased $40.0 million in 2003. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

Foreign Exchange Gains in Venezuela

        Beginning late in the fourth quarter of 2002, Venezuela experienced a general strike that ended in February 2003. Following the general strike, the Venezuelan government implemented exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. From February 2003 through the beginning of February 2004, the Venezuelan government-fixed exchange rate had been 1,600 bolivares to one U.S. dollar, which was the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. On February 7, 2004, the Venezuelan government-fixed exchange rate was increased to 1,920 bolivares to one U.S. dollar.

        Due to the exchange controls in place since February 2003, La Camorra recognized a foreign exchange gain of $6.3 million as a reduction to cost of sales during 2003 due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government had fixed the exchange rate of the bolivar to the U.S. dollar at 1,600 to $1 (1,920 to $1 as of February 7, 2004); however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 40%.

By-product Credits at the San Sebastian Unit in Mexico

        Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from increased gold production and the continued increase in the price of gold. Cash costs per ounce are calculated pursuant to standards of the Gold Institute and are consistent with how costs per ounce are calculated within the mining industry. For the years ended December 31, 2003, the total cash cost was a negative $0.25 per silver ounce, compared to $1.09 per silver ounce in 2002. For the years ended December 31, 2003 and 2002, gold by-product credits were approximately $4.25 per silver ounce and $3.76 per silver ounce, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	2003	2002	2001

Silver	$2.14	$2.67	$3.28
Gold	$160	$181	$205

         Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles (“GAAP’) measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold produced provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

2003 Compared to 2002

        For the year ended December 31, 2003, we recorded a net loss of $6.0 million, compared to net income of $8.6 million in 2002, primarily due to an accrual in 2003 totaling $23.1 million for future environmental and reclamation expenditures, offset primarily by significantly improved operating results, including a 47.7% increase in gross profit. For the years ended December 31, 2003 and 2002, we recorded losses applicable to common shareholders of approximately $18.2 million ($0.16 per common share) and $14.6 million ($0.18 per common share), respectively.

        Included in the losses were preferred stock dividends of $12.2 million and $23.3 million, respectively, for 2003 and 2002, which included non-cash dividend charges of approximately $9.6 million and $17.6 million, respectively, related to exchanges of preferred stock for common stock. The non-cash dividends represent the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their terms. For more information, see Note 10 of Notes to Consolidated Financial Statements.

        In September 2003, we recorded accruals totaling $23.1 million for future environmental and reclamation expenditures, primarily for future anticipated expenditures in Idaho’s Coeur d’Alene Basin ($16.0 million) and for the Grouse Creek mine cleanup in central Idaho ($6.8 million). The accrual for the Coeur d’Alene Basin was recorded in response to a United States District Court ruling in September 2003 from Phase I of the trial, which held that we had some liability for yet-to-be determined natural resource damages and response costs due to our historic mining practices. Although the U.S. government previously issued a Record of Decision proposing a cleanup plan totaling approximately $359 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we estimated the range of our potential liability in the Basin to be $18.0 million to $58.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we accrued the minimum liability within the range. As of December 31, 2003, we have estimated and accrued a potential liability for claims in the Coeur d’Alene Basin litigation of $18.0 million. For additional information on the Coeur d’Alene Basin and Court ruling, see Note 8 of Notes to Consolidated Financial Statements.

        At the Grouse Creek mine, which suspended operations in 1997, we have commenced dewatering of the tailings impoundment and are updating a 15-year closure plan that has provided the basis for the increase in estimated costs. This updated 15-year plan is currently being reviewed by regulatory agencies.

As of December 31, 2003, we have estimated and accrued a liability for reclamation activities at the Grouse Creek mine of $32.2 million.

        Included in the 2003 loss is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.” This statement was adopted on January 1, 2003, and required that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The gain of $1.1 million represents the difference between the amounts determined under SFAS No. 143 and amounts previously recorded in our consolidated financial statements. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

        We also benefited from a $4.0 million cash settlement received from Zemex Corporation during the first quarter of 2003 for its subsidiary’s failure to close on its agreement to purchase the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation, Kentucky-Tennessee Clay de Mexico (collectively the “K-T Group”) in January 2001.

        In furtherance of our determination to focus operations on silver and gold mining and to raise cash to retire debt and provide working capital, in 2000, our board of directors made the decision to sell the industrial minerals segment. In March 2001, we completed a sale of the K-T Group and certain other minor inactive industrial minerals companies. In March 2002, we completed a sale of the pet operations of the Colorado Aggregate division (“CAC”) of MWCA, Inc. Reflected in the loss applicable to common shareholders during 2002 is a loss from discontinued operations of $2.2 million ($0.03 per common share).

        In March 2003, we sold the remaining inventories of the briquette division of CAC, which represented the remaining portion of our industrial minerals segment. As of December 31, 2003, we no longer produce or sell any product from our former industrial minerals segment and all activity during 2003 is considered a general corporate activity and presented as “other” where appropriate. For the year ended December 31, 2003, CAC reported a loss from operations of approximately $84,000.

        During 2003, 2002 and 2001, we shipped approximately 1,000 tons, 10,000 tons and 261,000 tons, respectively, from the industrial minerals segment. For additional information on our former industrial minerals segment, see Note 16 of Notes to Consolidated Financial Statements.

The Mexico Segment

        For the year ended December 31, 2003, the San Sebastian unit, located in the State of Durango, Mexico, reported sales of $35.0 million, compared to $23.5 million in 2002, and income from operations of $11.9 million in 2003, compared to $6.0 million in 2002. These increases are primarily due to a 19% and 15% increase in silver and gold production, respectively, resulting from significantly higher silver and gold ore grades, combined with higher average metals prices. Cost of sales and other direct production costs as a percentage of sales from products decreased to 43.2% in 2003, from 54.1% in 2002, primarily due to increased sales during 2003 and the cost-saving transition to owner mining during the first quarter of 2003. San Sebastian commenced mining operations in May 2001 and reached full capacity during the second quarter of 2002.

        The grade of silver ore at San Sebastian improved to approximately 29 ounces per ton during 2003 compared to 24 ounces per ton during 2002. San Sebastian had an average grade of 0.35 ounce of gold per ton during 2003 and an average grade of 0.30 ounce of gold per ton during 2002. Despite a 4% decrease in tons milled due to the transition to owner mining and associated learning curve that was expected, the increases in ore grade increased silver production to 4.1 million ounces during 2003 when compared with 3.4 million ounces produced in 2002, while gold production increased to approximately 48,000 ounces in 2003 compared to approximately 42,000 ounces produced in 2002. Silver and gold production at San Sebastian are estimated to be approximately 3.3 million ounces and 46,000 ounces, respectively, for the year ending December 31, 2004.

        The total cash cost at San Sebastian decreased by 123% during 2003 to a negative $0.25, from $1.09 during 2002. Because gold is considered a by-product of our silver production, it contributed to the decrease in average total costs during the comparable periods due primarily to increased gold production and a higher average gold price. For the years ended December 31, 2003 and 2002, gold by-product credits were approximately $4.25 per silver ounce and $3.76 per silver ounce, respectively.

The United States Segment

        Greens Creek

        The Greens Creek unit, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $29.1 million for our account during 2003, as compared to $23.3 million during 2002, and income from operations of $4.2 million in 2003, compared to $0.3 million in 2002, primarily due to higher average metals prices, a 7% increase in tons milled and a 7% increase in silver production, resulting in approximately 3.5 million ounces in 2003, offset by lower gold and zinc production of 3% and 4%, respectively. Cost of sales and other direct production costs as a percentage of sales from products decreased to 55.4% in 2003, from 63.9% in 2002, primarily due to increases in gold, silver, lead and zinc prices during 2003, all of which contributed to increased revenues.

        Since 2000, Greens Creek has made many improvements to the mill which have led to a steady increase in processing throughput. The increase from 2002 to 2003 was due to several minor improvements, primarily from de-bottlenecking the grinding circuit. Ore grades remained approximately the same during 2003 when compared to 2002, at approximately 20 ounces per ton of silver for both periods and approximately 0.19 ounce of gold per ton in 2003 compared to 0.20 ounce of gold per ton in 2002.

        The total cash costs per silver ounce decreased by approximately 35% from $1.81 per silver ounce during 2002, to $1.18 per silver ounce during 2003. The decreases in costs per ounce are primarily due to the increased by-product credits primarily from a higher average gold price during 2003. For the year ending December 31, 2004, production is forecasted to total approximately 3.5 million silver ounces, 29,000 ounces of gold and 7,000 and 23,000 tons of lead and zinc, respectively.

        Lucky Friday

        The Lucky Friday unit, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $12.6 million during 2003, compared to $9.6 million during 2002, and income from operations of $0.1 million in 2003, compared with a loss from operations of $1.8 million in 2002. The increase in both sales and income from operations during 2003 over 2002 is due primarily to an increase in metals prices and a 18% increase in the silver ore grade resulting in approximately 2.3 million ounces in silver production, an increase of 12% over 2002, offset slightly by a 5% decrease in tons milled. Also contributing to the increases during both comparable periods is an increase in lead and zinc production, as well as increases in their prices.

        Cost of sales and other direct production costs as a percentage of sales from products decreased to 97.7% in 2003, from 108.9% in 2002, primarily due to the increase in sales, offset by increased costs for equipment upgrades and increased maintenance and development costs. In December 2003, we announced the approval by the board of directors to develop the 5900 level of the Gold Hunter deposit, currently anticipated to cost approximately $8.0 million.

        Due primarily to the increase in silver production, the total cash costs per silver ounce for 2003 decreased to $4.86, compared to $4.97 during 2002. For the year ending December 31, 2004, production is forecasted to total approximately 2.2 million silver ounces and 12,000 tons of lead.

The Venezuela Segment

        We currently operate the La Camorra unit, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. At the present time, La Camorra is our sole designated gold operation.

        Sales of product decreased to $39.2 million, or by 20%, during 2003, from sales of $49.3 million in 2002, primarily due to a 24% decrease in gold ounces produced due to lower grade ore, offset by increases in the realized price of gold, which increased 9% during 2003 from 2002. Our realized gold price per ounce at La Camorra for 2003 and 2002 was $329 and $301, respectively, compared to the London Final gold price per ounce of $364 and $310, respectively. Our realized gold prices were less than the London Final prices due to forward gold sales commitments at $288 per ounce for a portion of our production. As of December 31, 2003, a total of 48,928 ounces of gold are subject to forward contracts at the price of $288 per ounce, all scheduled for delivery in 2004. For the year ended December 31, 2003, income from operations decreased to $10.3 million, or 32%, compared to $15.2 million during 2002, primarily due to the above-mentioned decrease in sales, as well as an increase in exploration expenditures.

        During 2003, La Camorra produced approximately 127,000 gold ounces at a total cash cost of $154 per ounce, compared to a record year of approximately 167,000 gold ounces at a total cash cost of $137 per ounce during 2002. During 2002, La Camorra produced gold at an average grade of 0.89 ounces of gold per ton, compared to an average grade of 0.68 ounce of gold per ton during 2003. Total gold production for the La Camorra unit, including custom milling and anticipated production from the Isidora mine, is projected to reach approximately 140,000 ounces for the year ending December 31, 2004.

        Cost of sales and other direct production costs as a percentage of sales from products decreased slightly to 42.0% during 2003, from 43.4% during 2002. We have been able to maintain low costs during 2003 as compared to 2002 despite the lower production levels, in part due to the weakening of the Venezuelan currency, the bolivar. As described below, the Venezuelan government had fixed the exchange rate of the bolivar to the U.S. dollar at 1,600 to $1 (1,920 to $1 as of February 7, 2004); however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 40%, which benefited our cost structure despite the lower production levels during 2003.

        Beginning late in the fourth quarter of 2002, Venezuela experienced a general strike that ended in February 2003. The results of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra unit during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. There have also been efforts in Venezuela to remove the country's president from office. In December 2003, approximately 3.4 million signatures were collected on petitions calling for a presidential recall referendum. On March 2, 2004, Venezuela's election council ruled that 1.83 million signatures on the petitions were deemed valid, and another 876,000 signatures may be valid, if citizens confirm that they signed the petition. A total of approximately 2.4 million valid signatures are needed for a recall election. In its ruling, the election council stated that the 876,000 citizens whose signatures may be valid need to report to voting centers between March 18 and 22, 2004, to confirm they signed the petition. This announcement has sparked protests. Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on the office of the president, exchange controls and their efforts on our operations including, among other things, labor stoppages and supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

        Following the general strike in Venezuela, the Venezuelan government implemented exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. From February 2003 through the beginning of February 2004, the Venezuelan government-fixed exchange rate had been 1,600 bolivares to one U.S. dollar, which was the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. On February 7, 2004, the Venezuela government-fixed exchange rate was increased to 1,920 bolivares to one U.S. dollar. Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela has created an increased supply inventory at December 31, 2003, compared to December 31, 2002. Although management is actively monitoring exchange controls in Venezuela, there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future.

Corporate Matters

        The provision for closed operations and environmental matters increased $22.9 million during 2003 compared to 2002, principally due to a provision for future reclamation and other closure costs during the third quarter of 2003 ($23.1 million), primarily for future anticipated expenditures in Idaho’s Coeur d’Alene Basin ($16.0 million) and for the Grouse Creek mine cleanup in central Idaho ($6.8 million) as discussed above.

        Provision for income taxes increased $4.1 million during 2003 compared to 2002, primarily a result of utilization of deferred tax assets in Mexico and accrued Mexican withholding tax payable on interest expense during 2003, offset by a 2002 net income tax benefit of approximately $2.9 million primarily due to the reversal of a valuation allowance in Mexico for existing net operating loss carryforwards of $3.0 million. For further information see Note 6 of Notes to Consolidated Financial Statements.

        Exploration expense increased $4.4 million during 2003 compared to 2002, primarily due to increased exploration expenditures in Mexico on the Don Sergio vein ($1.6 million) and other areas at or near San Sebastian ($0.4 million); and in Venezuela on the Block B concessions ($1.6 million) and the Canaima resource ($0.6 million), offset by lower expenditures at or near the La Camorra mine ($1.1 million). Also included in the increased exploration expenditures during 2003 are increased project evaluation costs ($0.8 million) and increased exploration expenditures at the Lucky Friday unit ($0.2 million). Pre-development expense increased $0.7 million during 2003 compared to 2002, due to increased activity at the Hollister Development Block in Nevada.

        Interest income increased $2.2 million, from $0.4 million in 2002 to $2.6 million during 2003, primarily due to interest income received during the second and third quarters of 2003 from the Mexican government for interest on unpaid value-added tax receivables ($1.3 million) and interest income generated from an increased cash balance due to the public offering in January 2003 ($1.0 million).

        Other operating income, net of other operating expenses, increased $1.9 million during 2003 compared to 2002, primarily due to a cash settlement from Zemex Corporation during the first quarter of 2003 for its subsidiary’s failure to close on the sale of the K-T Group in 2001 ($4.0 million) and lower legal, consulting and accounting expenses that were incurred related to our preferred stock exchange offer in July 2002 ($0.2 million). These positive variances are offset by a foreign exchange variance in Mexico ($0.6 million), a 2002 foreign exchange gain due to the devaluation of the Venezuelan bolivar in 2002 ($0.5 million), lower mark to market adjustments on our outstanding gold lease rate swap, primarily due to less ounces in the contract to be delivered ($0.5 million), increased corporate insurance expense, primarily due to increased directors and officers liability policies ($0.4 million), and increased tax offset bonuses paid on employee stock option plans, as well as accruals for tax offset bonuses on employee stock options outstanding due to the increases in our common stock price throughout 2003 compared to 2002 ($0.4 million).

        General and administrative expenses increased $1.3 million during 2003 compared to 2002, primarily due to employee incentive compensation during 2003 ($1.1 million).

        Interest expense decreased $0.4 million during 2003 compared to 2002, principally due to lower average borrowings and lower interest rates on debt.

2002 Compared to 2001

        For the years ended December 31, 2002 and 2001, respectively, we recorded losses applicable to common shareholders of approximately $14.6 million ($0.18 per common share) and $5.7 million ($0.08 per common share). Included in the losses applicable to common shareholders were preferred stock dividends of $23.3 million and $8.0 million in 2002 and 2001, respectively. The 2002 dividends include a non-cash dividend charge of approximately $17.6 million related to the completed preferred stock exchange offer discussed in more detail in Note 10 of Notes to Consolidated Financial Statements. Our loss for 2002 also includes a loss from discontinued operations of approximately $2.2 million ($0.03 per common share), compared to income from discontinued operations of approximately $11.9 million ($0.17 per common share) during 2001. The income from discontinued operations in 2001 is principally due to a gain of $12.7 recognized on the sale of the K-T Group.

The Mexico Segment

        For the year ended December 31, 2002, the San Sebastian unit reported sales of $23.5 million, compared to $7.8 million for the year ended December 31, 2001, and income from operations of $6.0 million in 2002, compared to a loss from operations of $0.5 million in 2001, primarily because operations commenced in May 2001 and reached full production during the second quarter of 2002. Cost of sales and other direct production costs as a percentage of sales from products decreased to 54.1% during 2002 from 79.2% in 2001.

        During 2002, San Sebastian produced approximately 3.4 million ounces of silver and 42,000 ounces of gold, respectively, at a total cash cost of $1.09 per silver ounce, compared to 1.0 million ounces of silver and 16,000 ounces of gold, respectively, at a total cash cost of $1.81 per silver ounce in 2001. The low costs per silver ounce are due in part to significant by-product credits from gold production. For the years ended December 31, 2002 and 2001, gold by-product credits were approximately $3.76 per silver ounce and $4.61 per silver ounce, respectively.

The United States Segment

         Greens Creek

        The Greens Creek unit reported sales of $23.3 million for the year ended December 31, 2002, as compared to $20.3 million during 2001, and income from operations of $0.3 million in 2002, compared to a loss from operations of $3.0 million in 2001, primarily due to increased mill throughput resulting in higher concentrate tons produced combined with better recoveries in the gravity circuit, leading to improved lead/silver/gold distributions. Costs of sales and other direct production costs as a percentage of sales from products decreased to 63.9% during 2002 from 77.8% in 2001.

        Our share of Greens Creek’s silver production remained approximately the same at 3.2 million ounces, compared to 3.3 million ounces, for the years ended December 31, 2002 and 2001, respectively, while production of gold ounces and lead and zinc tons increased by approximately 17%, 11% and 14%, respectively. The total cash cost per silver ounce decreased from $2.41 during 2001 to $1.81 in 2002, primarily due to increased by-product credits resulting from a higher average gold price during 2002.

         Lucky Friday

        The Lucky Friday unit reported sales of approximately $9.6 million for the year ended December 31, 2002, as compared to $15.7 million during 2001, and a loss from operations of $1.8 million in 2002, compared to $6.2 million in 2001. The reduction in sales at the Lucky Friday unit is primarily due to the decision in October 2001 to reduce production due to low silver and lead prices. Costs of sales and other direct production costs as a percentage of sales from products was 108.9% in 2002, compared to 119.1% in 2001. The total cash cost per silver ounce decreased from $5.27 in 2001 to $4.97 in 2002. For the year ending December 31, 2002, production totaled approximately 2.0 million silver ounces and 10,000 tons of lead, as compared with total production for the year ended December 31, 2001, of 3.2 million silver ounces and 21,000 tons of lead, respectively.

The Venezuela Segment

        At the La Camorra unit, our sole designated gold operation, sales of product increased by $7.8 million and cost of sales and other direct production costs as a percentage of sales from products decreased to 43.4% during the year 2002 from 46.8% in 2001. The improvement to sales during 2002, as well as to cost of sales and other direct production costs as a percentage of sales, is primarily due to increased mine equipment availability and improvements to the crushing, milling and adsorption capacities, allowing for increases in tons milled and gold ounces produced. Also contributing to the improvements were increases in the average realized price of gold, which increased 8% during 2002 when compared to 2001.

Corporate Matters

        For the year ended December 31, 2002, we reported an income tax benefit of approximately $2.9 million primarily due to the reversal of a valuation allowance in Mexico for existing net operating loss carryforwards of $3.0 million. The reversal of the valuation allowance was principally due to the performance of San Sebastian and the existence of evidence the unit will be able to utilize existing net operating loss carryforwards in 2003 and 2004. During 2001, no income tax benefit or provision was recognized. For further information, see Note 6 in Notes to Consolidated Financial Statements.

        Provision for closed operations and environmental matters decreased $0.4 million (or 31%) during 2002, compared with 2001, primarily due to decreased expenditures relating to the Coeur d’Alene Basin litigation costs ($0.8 million), partly offset by a provision for future reclamation and other closure costs at various closed properties recognized during the third quarter of 2002 ($0.3 million).

        Exploration expense increased $3.0 million (140%) during 2002, compared to 2001, primarily due to increased exploration expenditures in Venezuela at or near the La Camorra mine and Block B concessions ($1.9 million); in Mexico at or near San Sebastian ($1.1 million); and at the Greens Creek unit in Alaska ($0.4 million). The increases in exploration are partially offset by lower miscellaneous project evaluation expenditures during 2002 ($0.2 million). Pre-development expenditures were $0.7 million in 2002 related to increased activity at the Hollister Development Block in Nevada.

        Interest expense decreased $2.1 million (or 53%) in 2002, compared with 2001, primarily the result of repayment of a $55.0 million term loan facility in March 2001.

        Other operating expense, net of other operating income, increased $0.6 million during 2002 compared to 2001, primarily due to decreased pension income during 2002 ($1.9 million), increased accruals for tax offset bonuses on employee stock option plans ($0.7 million) and legal, consulting and accounting expenses regarding our preferred stock exchange offer in July 2002 ($0.2 million), offset by a foreign exchange gain in 2002 ($0.9 million), due to the devaluation of the Venezuelan bolivar and a positive foreign exchange variance in Mexico, a pension curtailment adjustment in 2001 related to the Lucky Friday Pension Plan associated with the cutback in its operations ($0.9 million) and a positive mark to market adjustment on our outstanding gold lease rate swap ($0.3 million).

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production
Costs (GAAP)

        The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating property, for the years ended December 31, 2003, 2002 and 2001 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our silver and gold operating properties in the t ables below, as well as the cost of sales and other direct production costs associated with our former industrial minerals segment (2003 only), is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

	2003	2002	2001

Mexico & United States Segments (combined)
Total cash costs	$14,041	$19,569	$26,567
Divided by silver ounces produced	9,817	8,681	7,434

Total cash cost per ounce produced	$1.43	$2.25	$3.57

Reconciliation to GAAP:
Total cash costs	$14,041	$19,569	$26,567
Treatment & freight costs	(18,556)	(17,853)	(19,069)
By-product credits	47,082	37,937	31,487
Change in product inventory	33	(2,734)	674
Reclamation and other costs	869	1,156	1,002

Cost of sales and other direct production costs (GAAP)	$43,469	$38,075	$40,661

San Sebastian Unit (1)
Total cash costs	$(1,007)	$3,737	$1,720
Divided by silver ounces produced	4,085	3,432	950

Total cash cost per ounce produced	$(0.25)	$1.09	$1.81

Reconciliation to GAAP:
Total cash costs	$(1,007)	$3,737	$1,720
Treatment & freight costs	(2,158)	(2,224)	—
By-product credits	17,367	12,909	4,376
Change in product inventory	597	(2,089)	(292)
Reclamation and other costs	294	403	358

Cost of sales and other direct production costs (GAAP)	$15,093	$12,736	$6,162

	2003	2002	2001

Greens Creek Unit
Total cash costs	$4,108	$5,872	$7,857
Divided by silver ounces produced	3,481	3,245	3,260

Total cash cost per ounce produced	$1.18	$1.81	$2.41

Reconciliation to GAAP:
Total cash costs	$4,108	$5,872	$7,857
Treatment & freight costs	(12,082)	(12,271)	(12,406)
By-product credits	23,985	21,367	19,284
Change in product inventory	(472)	(690)	548
Reclamation and other costs	575	611	532

Cost of sales and other direct production costs (GAAP)	$16,114	$14,889	$15,815

Lucky Friday Unit
Total cash costs	$10,940	$9,960	$16,990
Divided by silver ounces produced	2,251	2,004	3,224

Total cash cost per ounce produced	$4.86	$4.97	$5.27

Reconciliation to GAAP:
Total cash costs	$10,940	$9,960	$16,990
Treatment & freight costs	(4,316)	(3,358)	(6,663)
By-product credits	5,730	3,661	7,827
Change in product inventory	(92)	45	418
Reclamation and other costs	—	142	112

Cost of sales and other direct production costs (GAAP)	$12,262	$10,450	$18,684

Venezuela Segment
Total cash costs	$19,498	$22,879	$20,216
Divided by gold ounces produced	127	167	152

Total cash cost per ounce produced	$154	$137	$133

Reconciliation to GAAP:
Total cash costs	$19,498	22,879	20,216
Treatment & freight costs	(1,634)	(1,840)	(1,467)
Change in product inventory	(810)	(53)	289
Reclamation and other costs	70	388	354

Cost of sales and other direct production costs (GAAP)	$17,124	$21,374	$19,392

(1)	Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following costs per ounce would be reported:

	2003	2002	2001

Total cash costs (in thousands)	$16,360	$16,646	$6,096
Revenues
Silver	53.4%	55.0%	48.8%
Gold	46.6%	45.0%	51.2%
Ounces produced (in thousands)
Silver	4,085	3,432	950
Gold	48	42	16
Total cash cost per ounce produced
Silver	$2.14	$2.67	$3.28
Gold	$160	$181	$205

Financial Condition and Liquidity

        Our financial condition improved considerably during 2003 due to strong operating performance and the completion of a public offering of 23.0 million shares of our common stock in January 2003. The offering resulted in net cash proceeds totaling approximately $91.2 million that will be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. For additional information regarding the public offering, see Note 10 of Notes to Consolidated Financial Statements.

        At December 31, 2003, we held cash and cash equivalents of $105.4 million, compared to $19.5 million at December 31, 2002, and $18.0 million in short-term investments with maturities due within the next twelve months. Our cash needs for 2004 will be primarily related to capital expenditures, exploration activities, reclamation activities and repayment of debt and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations and/or future borrowings or debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

Contractual Obligations and Contingent Liabilities and Commitments

        The table below presents our fixed, noncancelable contractual obligations and commitments primarily with regards to payment of debt, future funding for reclamation bonds, our earn-in agreement obligations, certain capital expenditures and lease arrangements as of December 31, 2003 (in thousands). For additional information on outstanding debt, see Note 7 of Notes to Consolidated Financial Statements. For additional information on the Earn-in Agreement in Note (4) below, see Note 4 of Notes to Consolidated Financial Statements.

	Payments Due By Period

	2004	2005	2006	2007	2008	Total

Long-term Debt (1)	$2,332	$1,366	$975	$—	$—	$4,673
Reclamation bond (2)	7,900	—	—	—	—	7,900
Purchase obligations (3)	7,558	—	—	—	—	7,558
Earn-in agreement (4)	7,803	307	—	—	—	8,110
Operating lease commitments (5)	654	628	615	242	120	2,259

Total contractual cash obligations	$26,247	$2,301	$1,590	$242	$120	$30,500

(1)	These amounts are included on our Consolidated Balance Sheet. See Note 7 of Notes to Consolidated Financial Statements for additional information about our debt and related matters. There are no provisions in our outstanding debt agreements that would accelerate the debt payments listed above. During the first two months of 2004, approximately $1.6 million was paid associated with our long-term debt agreements.
(2)	During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a $26.6 million restricted trust for reclamation funding in the future. Approximately $7.9 million was placed into restricted cash in January 2004, with the balance estimated to be funded from operating cash flows within the first six months of 2004. Our

29.73% portion of the $26.6 million will be approximately $7.9 million, including $2.3 million of the $7.9 million restricted in January 2004.
(3)	As of December 31, 2003, we were committed to approximately $5.9 million for the construction of a shaft at the La Camorra mine.
(4)	In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), concerning exploration, development and production on Great Basin’s Hollister Development Block gold property. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. As of December 31, 2003, we were contractually committed to approximately $8.1 million, which represents the remaining portion of the first stage of the agreement. The $8.1 million has not been recorded in our Consolidated Financial Statements; although project to date, we have incurred expenditures of $2.2 million, which has been recorded on our Consolidated Financial Statements as pre-development expenditures.
(5)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.

        We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2003, our reserves for these matters totaled $70.6 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. During 2004, expenditures for environmental remediation and reclamation are estimated to be in the range of $8.0 million and $10.0 million. For additional information relating to our environmental obligations, see Note 8 of Notes to Consolidated Financial Statements.

Operating Activities

        Operating activities provided approximately $26.0 million in cash during 2003, an increase of $5.7 million compared to 2002, primarily from cash provided by La Camorra, San Sebastian and Greens Creek, increased balances in accounts payable and other accrued expenses, primarily at La Camorra ($2.6 million), and by an increase in accrued taxes payable primarily in Mexico ($1.6 million). Net cash provided by operating activities was negatively affected by increases in accounts and notes receivable, primarily due to increased value added tax receivables recorded in Venezuela and Mexico, and increased receivables at San Sebastian and Greens Creek due to the timing and value of product shipments ($6.2 million); cash required for reclamation activities and other noncurrent liabilities, including the payment of deferred compensation and interest ($5.6 million); increases in both supply and product inventories primarily due to La Camorra as discussed below ($2.2 million); and changes in other current and noncurrent assets due to increased prepaid expenses at La Camorra, primarily for vendors requiring prepayment before shipment ($2.1 million).

        Positive non-cash elements included provisions for reclamation and closure costs ($24.1 million), which includes the third quarter accrual of $23.1 million related to the Coeur d’Alene Basin and Grouse Greek mine clean-up, charges for depreciation, depletion and amortization ($20.5 million) and a change in deferred income taxes primarily a result of utilization of deferred tax assets in Mexico ($0.7 million), offset by a cumulative effect of change in accounting principle upon adoption of SFAS No. 143 ($1.1 million) and a gain on the disposition of fixed assets ($0.4 million).

         Beginning late in the fourth quarter of 2002, Venezuela experienced a general strike that ended in February 2003. The result of the strike included shortages of oil and gas supplies in Venezuela and a severe economic downturn. We continued to operate the La Camorra unit during the general strike and were able to obtain adequate supplies, including oil and gas for our operations. There have also been efforts in Venezuela to remove the country's president from office. In December 2003, approximately 3.4 million signatures were collected on petitions calling for a presidential recall referendum. On March 2, 2004, Venezuela's election council ruled that 1.83 million signatures on the petitions were deemed valid, and another 876,000 signatures may be valid, if citizens confirm that they signed the petition. A total of approximately 2.4 million valid signatures are needed for a recall election. In its ruling, the election council stated that the 876,000 citizens whose signatures may be valid need to report to voting centers between March 18 and 22, 2004, to confirm they signed the petition. This announcement has sparked protests. Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on the office of the president, exchange controls and their effects on our operations including, among other things, labor stoppages and supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

        Following the general strike in Venezuela, the Venezuelan government implemented exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. From February 2003 through the beginning of February 2004, the Venezuelan government-fixed exchange rate had been 1,600 bolivares to one U.S. dollar, which was the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. On February 7, 2004, the Venezuelan government-fixed exchange rate was increased to 1,920 bolivares to one U.S. dollar. Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela has created an increased supply inventory at December 31, 2003, compared to December 31, 2002. Although management is actively monitoring exchange controls in Venezuela, there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future.

Investing Activities

        Investing activities required $37.1 million in cash during 2003 primarily for additions to properties, plants and equipment ($19.5 million) and the purchase of short term investments ($21.1 million), offset by maturities of investments ($3.1 million) and proceeds received on the sale of fixed assets of $0.5 million. Capital expenditures during 2003 consisted of additions in Venezuela of $11.8 million, including improvements to the tailings impoundment, underground ventilation, mine development and engineering and initial construction on the new shaft at the La Camorra mine and construction of a sampling plant; the October 2003 acquisition of a pre-existing lease within the Block B concessions in Venezuela for $750,000 in cash plus the assumption of $1.3 million in debt; $3.9 million in Mexico at or near San Sebastian, including mining equipment and facilities for the conversion to owner mining and development of the Don Sergio vein, expansion of tailings capacity, a secondary mill water supply and a leach circuit expansion; mine equipment and development, as well as additions to the mine and mill infrastructure, at the Greens Creek unit ($1.9 million); and equipment purchased for the Hollister Development Block ($0.9 million).

        In 2004, we estimate our capital expenditures will be in the range of $38.0 to $45.0 million, which represents sustaining capital at our existing operations and expansion capital for shaft construction at the La Camorra mine, equipment and development at the Isidora mine and development at the Lucky Friday unit. There can be no assurance that our estimated capital expenditures for 2004 will be in the range we have projected.

Financing Activities

        During 2003, financing activities generated approximately $96.9 million in cash due to the public offering in January for $91.2 million, proceeds of $14.2 million for common stock issued upon exercise of a warrant issued to Great Basin Gold Ltd. (2.0 million shares) and employee stock options (1,184,666 shares), as well as short-term borrowings on a line of credit for national currency in Venezuela ($1.4 million). These positive factors were offset slightly by the repayment of project financing debt ($9.9 million), including the line of credit in Venezuela.

Other

        Holders of our Series B preferred stock are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when and if declared by the board of directors. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred stock to elect two directors at our annual shareholders’ meeting. On May 10, 2002, holders of the preferred stock, voting as a class, elected two additional directors. As of January 2, 2004, we have not declared or paid $5.7 million of preferred stock dividends. We are currently not planning to reinstate the preferred stock dividend (other than in connection with any potential program to reduce the number of remaining preferred shares outstanding).

        On January 9, 2004, we announced an exchange offer for the 464,777 remaining outstanding shares of our preferred stock at an exchange rate equal to $66.00, divided by the volume-weighted average of the reported sales price on the New York Stock Exchange of our common stock for the five trading days ending at the close of the second trading day prior to the expiration date of the exchange offer (not to exceed 8.25 common shares). On February 18, 2004, the exchange rate was set at 7.94 common shares for each share of preferred stock. As a result of this exchange offer, 273,961 shares of preferred stock were exchanged for 2,175,237 shares of common stock. Following the completed exchange offer, a total of 190,816 shares of preferred stock remain outstanding with a liquidation value of $11.9 million. The completed exchange offer eliminated $3.4 million in past accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.0 million to $0.7 million. As a result of this exchange offer, we expect to record an additional non-cash dividend of approximately $9.6 million during the first quarter of 2004.

        As of December 31, 2003, we reviewed and modified our assumptions regarding our benefit plans based upon current market conditions and our current compensation structure. As a result, we reduced the discount rate utilized in determining the future pension liability from 6.5% to 6.0%. We do not believe the change in the discount rate will have a material impact on the amount of pension income to be recognized in 2004 as compared to 2003. As of the measurement date for pension obligations (September 30, 2003), plan assets totaled $66.4 million and exceeded the benefit obligation by $11.5 million. As a result, we do not expect to make contributions to the plans in 2004.

        We are subject to legal proceedings and claims that have not been finally adjudicated. The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. For information on legal proceedings and claims, see Note 8 of Notes to Consolidated Financial Statements.

        For information on hedged positions and derivative instruments, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

        On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). The adoption of FIN 45 in 2003 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 for those provisions then in effect, which did not have a material effect on our consolidated financial statements. We will adopt FIN 46(r) in its entirely for our financial statements for periods ending after March 15, 2004.

        In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard in 2003 did not have a material effect on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in 2003 did not have a material effect on our consolidated financial statements.

        In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits - an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The revisions do not change the measurement or recognition of those plans required by existing standards. We included the new disclosures in the December 31, 2003, consolidated financial statements.

Forward-Looking Statements

        The foregoing discussion and analysis, as well as certain information contained elsewhere in this Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements on page 1 of this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at December 31, 2003, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1 — Risk Factors).

Interest-Rate Risk Management

        At December 31, 2003, our debt and short-term investments were subject to changes in market interest rates and were sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments in the future, such as interest rate swaps, to manage the risk associated with interest rate changes.

        The following table presents principal cash flows (in thousands) for debt outstanding and short-term investments at December 31, 2003, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date

	2004	2005	2006	2007	2008	Total	Fair Value

Subordinated debt	$1,000	—	—	—	—	$1,000	$1,000
Average interest rate	5.2%	—	—	—	—
Project financing debt	$500	—	—	—	—	$500	$500
Average interest rate	3.7%	—	—	—	—
Project financing debt	$832	$1,366	$975	—	—	$3,173	$3,173
Average interest rate	13%	13%	13%	—	—
Short-term investments	$18,003	—	—	—	—	$18,003	$18,003
Average interest rate	1.50%	—	—	—	—

Commodity-Price Risk Management

        At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We are exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by us are not leveraged and are held for purposes other than trading. These contracts meet the criteria to be treated as normal sales in accordance with SFAS No. 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS No. 133.

        The following table provides information about our forward sales contracts at December 31, 2003. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur during 2004.

Expected Maturity Date 2004

Forward contracts:
Gold sales (ounces)	48,928
Future price (per ounce)	$288
Contract amount (in thousands)	$14,103
Estimated fair value	$(6,300)
Estimated % of annual production committed to contracts	23%

        In addition to the above contracts, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 35,794 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At December 31, 2003, the fair market value of the Gold Lease Rate Swap was approximately $169,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements.

        The following table sets forth supplementary financial data (in thousands except for per share amounts) for us for each quarter of the years ended December 31, 2003 and 2002, derived from unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Sales of products	$26,441	$30,203	$28,079	$31,630	$116,353
Gross profit	$6,955	$9,645	$10,390	$8,045	$35,035
Income (loss) before cumulative effect of change in accounting principle	$5,661	$2,540	$(17,460)	$2,171	$(7,088)
Net income (loss) (1)	$6,733	$2,540	$(17,460)	$2,171	$(6,016)
Preferred stock dividends	$(659)	$(659)	$(659)	$(10,177)	$(12,154)
Income (loss) applicable to common shareholders	$6,076	$1,881	$(18,119)	$(8,008)	$(18,170)
Basic and diluted income (loss) per common share	$0.06	$0.02	$(0.16)	$(0.07)	$(0.16)

2002

Sales of products	$23,383	$28,663	$27,790	$25,864	$105,700
Gross profit	$3,734	$7,857	$6,414	$5,710	$23,715
Net income (loss)	$486	$4,755	$1,533	$1,865	$8,639
Preferred stock dividends	$(2,012)	$(2,013)	$(18,568)	$(660)	$(23,253)
Income (loss) applicable to common shareholders	$(1,526)	$2,742	$(17,035)	$1,205	$(14,614)
Basic and diluted income (loss) per common share	$(0.02)	$0.04	$(0.20)	$0.01	$(0.18)

(1)	On January 1, 2003, we adopted SFAS No. 143 “Accounting for Asset Reclamation Obligations,” which resulted in a positive cumulative effect of change in accounting principle of $1.1 million. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of estimated environmental remediation costs and the related asset created with it.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

Item 9A. Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded our disclosure controls and procedures were effective as of December 31, 2003, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

Part III

Item 10. Directors and Executive Officers of the Registrant

        Information with respect to our directors and executive officers is set forth as follows:

	Age at May 7, 2004	Position and Committee Assignments

Phillips S. Baker, Jr.	44	President and Chief Executive Officer (1,6)
Michael H. Callahan	40	Vice President — Corporate Development
Ronald W. Clayton	45	Vice President — North American Operations
Thomas F. Fudge, Jr.	49	Vice President — Operations
Vicki Veltkamp	47	Vice President — Investor and Public Relations
Lewis E. Walde	37	Vice President and Chief Financial Officer
Arthur Brown	63	Chairman of the Board (1,7)
David J. Christensen	42	Director (2,3,8)
John E. Clute	69	Director (1,4,5)
Joe Coors, Jr.	62	Director (2,3,5)
Ted Crumley	59	Director (1,2,4,5)
Charles L. McAlpine	70	Director (3,4,5,7)
Jorge E. Ordoñez C.	64	Director (2,3,4,7)
Dr. Anthony P. Taylor	62	Director (7,8)

(1)	Member of Executive Committee
(2)	Member of Finance Committee
(3)	Member of Audit Committee
(4)	Member of Corporate Governance and Directors Nominating Committee
(5)	Member of Compensation Committee
(6)	Member of Retirement Board
(7)	Member of Technical Committee
(8)	Elected by holders of Series B Preferred Stock

        Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company from March 1998 to January 2001 and Vice President and Chief Financial Officer of Pegasus Gold Corporation from January 1994 to January 1998. Mr. Baker also serves as a director for Questar Corporation (a Utah natural gas, pipeline and exploration and development company).

        Michael H. Callahan has been our Vice President - Corporate Development since February 2002. Mr. Callahan was also the President of our subsidiary company, Minera Hecla Venezolana from 2000 to 2003. Prior to that, Mr. Callahan was our Director of Accounting and Information Services from 1999 to 2000. From 1997 to 1999, Mr. Callahan was the Financial Manager of Silver Valley Resources. Mr. Callahan was also a Senior Financial Analyst for us from 1994 to 1996. Mr. Callahan is the son-in-law of Arthur Brown, our Chairman of board of directors.

        Ronald W. Clayton was appointed Vice President - North American Operations on September 27, 2002. Prior to joining us, Mr. Clayton was Vice President – Operations for Stillwater Mining Company from July 2000 to May 2002. Mr. Clayton was also our Vice President — Metals Operations from May

2000 to July 2000. Mr. Clayton also served as Manager of Operations and General Manager of our Rosebud, Republic and Lucky Friday mines from 1987 to 2000.

        Thomas F. Fudge, Jr., has been our Vice President - Operations since June 2001 and currently serves as the Executive President of our subsidiary company, Minera Hecla Venezolana. Prior to that, Mr. Fudge was our Manager of Operations from July 2000 to May 2001 and our Lucky Friday Unit Manager from 1995 to 2000.

        Vicki Veltkamp has been our Vice President - Investor and Public Relations since May 2000. Prior to that, Ms. Veltkamp served in various administrative functions with us from 1988 to 1993 and 1995 to 2000, including Public Relations Specialist, Manager of Public Relations, Manager of Corporate Communications and Director of Investor and Public Relations. Ms. Veltkamp was Director of Corporate Communications for Santa Fe Pacific Gold from 1993 to 1995.

        Lewis E. Walde has been our Vice President since June 2001 and our Chief Financial Officer since June 2003. Mr. Walde has also served as our Treasurer since February 2002. Prior to that, Mr. Walde was our Controller from May 2000 to June 2003, our Assistant Controller from January 1999 to April 2000 and held various accounting functions with us from June 1992 to December 1998.

        Arthur Brown has been Chairman of our board of directors since June 1987 and served as our Chief Executive Officer from May 1987 to May 2003. Prior to that, Mr. Brown was our President from May 1986 to November 2001 and our Chief Operating Officer from May 1986 to May 1987. Mr. Brown also serves as a director for AMCOL International Corporation (an American industrial minerals company), Idaho Independent Bank and Tango Minerals Company (a Canadian mining company). Mr. Brown is the father-in-law of Michael H. Callahan, our Vice President - Corporate Development.

        David J. Christensen was appointed to Hecla’s Board of Directors in August 2003. He had previously served as a director from May 2002 to October 2002 when he was elected to the Board of Directors by preferred shareholders in May 2002. Mr. Christensen was a research analyst with Credit Suisse First Boston from October 2002 to August 2003; Global Coordinator and First Vice President, Merrill Lynch & Co. from 1998 to 2001; Vice President and Precious Metals Equity Analyst, Merrill Lynch & Co. from 1994 to 1998; Portfolio Manager of Franklin Gold Fund and Valuemark Precious Metals Funds for Franklin Templeton Group from 1990 to 1994.

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

        Joe Coors, Jr. has served as a director since 1990. Mr. Coors was the Chairman of the Board and Chief Executive Officer of CoorsTek, Inc. (formerly Coors Ceramics Company) (a ceramic corporation) from 1985 until his retirement in 2001. Mr. Coors serves as a director of the Fellowship of Christian Athletes for the state of Colorado. Mr. Coors is the Retired Chairman of the Air Force Memorial Foundation.

        Ted Crumley has served as a director since 1995. Mr. Crumley has served as the Senior Vice President and Chief Financial Officer of Boise (manufacturer of paper and forest products) from 1994 to the present. Prior to that, Mr. Crumley was Vice President and Controller of Boise from 1990 to 1994.

        Charles L. McAlpine has served as a director since 1989. Mr. McAlpine served as the President of Arimathaea Resources Inc. (a Canadian gold exploration company) from 1982 to 1992. Since 1992, Mr. McAlpine has been retired. Mr. McAlpine also serves as a director of First Tiffany Resource Corporation, Goldstake Explorations Inc. (a Canadian mining exploration corporation) and Postec Systems Inc.

        Jorge E. Ordoñez C. has served as a director since 1994. Mr. Ordoñez has served as the President and Chief Executive Officer of Ordoñez Profesional S.C. (a business and management consulting corporation specializing in mining) from 1988 to present. Mr. Ordoñez is a director of Fischer-Watt Gold Co., Inc. Mr. Ordoñez received the Mexican National Geology Recognition in 1989 and was elected to the Mexican Academy of Engineering in 1990.

        Dr. Anthony P. Taylor has served as a director since May 2002. Mr. Taylor has been the President, CEO and Director of Gold Summit Corporation since October 2003. Mr. Taylor has also served as President and Director of Caughlin Preschool Corp. since October 2001 and has also been a director of Vergene Capital Corporation since December 2003. Prior to that, Mr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation from January 2000 to October 2003; Vice President – Exploration of First Point US Minerals from May 1997 to December 1999; President and Director of Great Basin Exploration & Mining Co., Inc. from June 1990 to January 1996. Mr. Taylor also held various exploration and geologist positions in the mining industry from 1964 to 1990.

        Information with respect to our directors is set forth under the caption “Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 7, 2004 (the Proxy Statement), which information is incorporated herein by reference.

        Reference is made to the information set forth in the first paragraph under the caption “Audit Committee Report – Membership and Role of the Audit Committee,” the ninth and tenth paragraphs under the caption “Certain Information About the Board of Directors and Committees of the Board” and under the caption “Corporate Governance” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

        Reference is made to the information set forth under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. Executive Compensation

        Reference is made to the information set forth under the caption “Compensation of Directors,” the caption “Compensation Committee Interlocks and Insider Participation,” the caption “Compensation Table,” the first sentence of the seventh paragraph of the caption “Certain Information About the Board of Directors and Committees of the Board” and under the caption “Other Benefit Plans” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Reference is made to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and the caption “Equity Compensation Plan Information” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Reference is made to the information set forth in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        Reference is made to the information set forth under the caption “Auditor Fees - Audit and Non-Audit Fees” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

        Reference is made to the information set forth under the caption “Auditor Fees — Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Financial Statements

See Index to Financial Statements on Page F-1

(a) (2)	Financial Statement Schedules

Not applicable

(a) (3)	Exhibits

See Exhibit Index following the Financial Statements

(b)	Reports on Form 8-K

Form 8-K dated October 31, 2003, regarding an environmental liability accrual taken during the third quarter of 2003 in a news release.

Form 8-K dated November 20, 2003, announcing an exchange agreement entered into with a preferred shareholder in a news release.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECLA MINING COMPANY
By /s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:  March 3, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr. Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	3/3/04 Date	/s/ Joe Coors, Jr. Joe Coors, Jr. Director	3/3/04 Date
/s/ Lewis E. Walde Lewis E. Walde Vice President and Chief Financial Officer (principal financial and accounting officer)	3/3/04 Date	/s/ Ted Crumley Ted Crumley Director	3/3/04 Date
/s/ Arthur Brown Arthur Brown Chairman and Director	3/3/04 Date	/s/ Charles L. McAlpine Charles L. McAlpine Director	3/3/04 Date
/s/ David J. Christensen David J. Christensen Director	3/3/04 Date	/s/ Jorge E. Ordoñez Jorge E. Ordoñez Director	3/3/04 Date
/s/ John E. Clute John E. Clute Director	3/3/04 Date	/s/ Anthony P. Taylor Anthony P. Taylor Director	3/3/04 Date

Index to Financial Statements

Page

Financial Statements
Reports of Independent Certified Public Accountants	F-2 to F-3
Consolidated Balance Sheets at December 31, 2003 and 2002	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	F-7
Notes to Consolidated Financial Statements	F-8 to F-41

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders of
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Greens Creek Joint Venture, a 29.73 percent owned subsidiary, which statements reflect total assets constituting 19.4 percent and 31.1 percent of the consolidated total assets as of December 31, 2003 and 2002, respectively, and 26.9 percent, 24.0 percent and 26.3 percent, respectively, of the consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Those statements were audited by other auditors whose report s have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Greens Creek Joint Venture, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

/s/ BDO Seidman, LLP

February 7, 2004
Spokane, Washington

Report of Independent Auditors

To the Management Committee of the Greens Creek Joint Venture:

In our opinion, the balance sheets and the related statements of operations, of changes in venturers’ equity and of cash flows present fairly, in all material respects, the financial position of Greens Creek Joint Venture (the “Venture”) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Venture’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in a note to the financial statements, the Venture changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
January 16, 2004

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)
__________

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$105,387	$19,542
Short-term investments	18,003	—
Accounts and notes receivable	16,318	10,154
Inventories	16,936	14,758
Deferred income taxes	1,427	2,700
Other current assets	3,174	1,780

Total current assets	161,245	48,934
Investments	722	76
Restricted cash and investments	6,447	6,428
Properties, plants and equipment, net	90,026	86,725
Mineral interests, net	5,289	5,640
Deferred income taxes	896	300
Other noncurrent assets	13,570	12,038

Total assets	$278,195	$160,141

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$13,847	$11,731
Accrued payroll and related benefits	7,307	7,603
Current portion of debt	2,332	7,296
Accrued taxes	3,193	1,572
Current portion of accrued reclamation and closure costs	7,400	7,005

Total current liabilities	34,079	35,207
Long-term debt	2,341	4,657
Accrued reclamation and closure costs	63,232	42,718
Other noncurrent liabilities	7,114	5,629

Total liabilities	106,766	88,211

Commitments and contingencies (Notes 2, 3, 4, 5, 7 and 8)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued 2003 – 464,777 shares and 2002 – 753,402 shares, liquidation preference 2003 – $28,932 and 2002 – $44,262	116	188
Common stock, $0.25 par value, authorized 200,000,000 shares; issued 2003 – 115,543,695 shares and issued 2002 – 86,187,468 shares	28,886	21,547
Capital surplus	504,858	405,959
Accumulated deficit	(361,560)	(355,544)
Accumulated other comprehensive loss	(753)	(36)
Less stock held by grantor trust; 2002 - 20,442 common shares	—	(66)
Less treasury stock, at cost; 2003 and 2002 — 8,274 common shares	(118)	(118)

Total shareholders’ equity	171,429	71,930

Total liabilities and shareholders’ equity	$278,195	$160,141

        The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in thousands, except per share amounts)
__________

	Year Ended December 31,

	2003	2002	2001

Continuing operations:
Sales of products	$116,353	$105,700	$85,247

Cost of sales and other direct production costs	61,197	59,449	60,053
Depreciation, depletion and amortization	20,121	22,536	20,475

	81,318	81,985	80,528

Gross profit	35,035	23,715	4,719

Other operating expenses:
General and administrative	8,407	7,121	7,219
Exploration	9,608	5,172	2,157
Pre-development expense	1,395	653	—
Depreciation and amortization	341	116	265
Other operating expense (income)	(1,439)	414	(210)
Provision for closed operations and environmental matters	23,777	898	1,310

	42,089	14,374	10,741

Income (loss) from operations	(7,054)	9,341	(6,022)

Other income (expense):
Interest income	2,590	420	327
Interest expense	(1,407)	(1,816)	(3,887)

	1,183	(1,396)	(3,560)

Income (loss) from continuing operations before income taxes and items shown below	(5,871)	7,945	(9,582)
Income tax benefit (provision)	(1,217)	2,918	—

Income (loss) from continuing operations before items shown below	(7,088)	10,863	(9,582)
Cumulative effect of change in accounting principle, net of income tax	1,072	—	—
Discontinued operations:
Loss, net of income tax	—	(2,224)	(743)
Gain on disposal, net of income tax	—	—	12,665

Net income (loss)	(6,016)	8,639	2,340
Preferred stock dividends	(12,154)	(23,253)	(8,050)

Loss applicable to common shareholders	$(18,170)	$(14,614)	$(5,710)

Net income (loss)	$(6,016)	$8,639	$2,340
Minimum pension liability adjustment	(1,400)	—	—
Cumulative effect of a change in accounting principle	—	—	(136)
Change in derivative contracts	—	(256)	256
Unrealized holding gains (losses) on investments	645	9	(26)
Reclassification adjustment for losses included in net income (loss)	38	38	39
Change in foreign currency items	—	—	4,898

Comprehensive income (loss)	$(6,733)	$8,430	$7,371

Basic and diluted income (loss) per common share:
Loss from operations after preferred stock dividends	$(0.17)	$(0.15)	$(0.25)
Cumulative effect of change in accounting principle	0.01	—	—
Income (loss) from discontinued operations	—	(0.03)	0.17

Basic and diluted loss per common share	$(0.16)	$(0.18)	$(0.08)

Weighted average number of common shares outstanding — basic and diluted	110,610	80,250	69,396

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
__________

	Year Ended December 31,

	2003	2002	2001

Operating activities:
Net income (loss)	$(6,016)	$8,639	$2,340
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	20,462	22,652	20,740
Cumulative effect of change in accounting principle	(1,072)	—	—
Gain on sale of discontinued operations	—	—	(12,665)
Gain on disposition of properties, plants and equipment	(350)	(329)	(338)
Provision for reclamation and closure costs	24,086	1,931	1,061
Deferred income taxes	677	(3,300)	—
Change in net assets of discontinued operations	—	—	1,234
Change in assets and liabilities:
Accounts and notes receivable	(6,164)	(3,506)	4,516
Inventories	(2,178)	(3,890)	(1,738)
Other current and noncurrent assets	(2,051)	575	(1,435)
Accounts payable and accrued expenses	2,154	1,581	417
Accrued payroll and related benefits	396	312	3,100
Accrued taxes	1,621	395	(1,401)
Accrued reclamation and closure costs and other noncurrent liabilities	(5,588)	(4,825)	(7,793)

Net cash provided by operating activities	25,977	20,235	8,038

Investing activities:
Proceeds from sale of discontinued operations	—	1,585	59,761
Additions to properties, plants and equipment	(19,535)	(11,219)	(17,890)
Proceeds from disposition of properties, plants and equipment	486	5,710	545
Increase in restricted cash and investments	(19)	(3)	(107)
Purchases of short-term investments and change in cash surrender value of life insurance, net	(21,053)	—	406
Maturities of short-term investments	3,050	—	—
Other, net	8	(285)	(173)

Net cash provided (used) by investing activities	(37,063)	(4,212)	42,542

Financing activities:
Common stock issued under warrants and stock option plans	14,218	2,925	428
Issuance of common stock, net of offering costs	91,243	72	5,462
Borrowings on debt	1,350	3,317	15,909
Repayments on debt	(9,880)	(10,355)	(66,192)

Net cash provided (used) by financing activities	96,931	(4,041)	(44,393)

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	85,845	11,982	6,187
Cash and cash equivalents at beginning of year	19,542	7,560	1,373

Cash and cash equivalents at end of year	$105,387	$19,542	$7,560

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest, net of amount capitalized	$707	$1,174	$2,888

Income tax payments (refunds), net	$148	$9	$(68)

See Notes 4, 9 and 10 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2003, 2002 and 2001
(Dollars and shares in thousands, except per share amounts)

_______________

	Preferred Stock		Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stock Held by Grantor Trust	Unearned Compensation	Treasury Stock

	Shares	Amount	Shares	Amount

Balances, January 1, 2001	2,300	$575	66,860	$16,715	$400,236	$(366,523)	$(4,858)	$(514)	$—	$(886)
Net income						2,340
Stock issued to directors			7	2	5
Stock issued and held by grantor trust			25	6	38			(20)
Stock disbursed by grantor trust					(204)			204
Stock issued under stock option and warrant plans			408	102	325
Stock issued for cash, net of issuance costs			5,750	1,437	3,940
Issuance of restricted stock			19	5	14				(19)
Amortization of unearned compensation									13
Other comprehensive income							5,031

Balances, December 31, 2001	2,300	575	73,069	18,267	404,354	(364,183)	173	(330)	(6)	(886)
Net income						8,639
Preferred stock exchange	(1,547)	(387)	10,826	2,707	(2,320)
Stock issued as compensation			429	108	332
Stock issued to directors			73	18	52
Stock disbursed by grantor trust					(264)			264
Stock issued under stock option and warrant plans			1,733	433	2,493
Warrants issued under warrant plans					1,936
Issuance of restricted stock			57	14	42				(56)
Amortization of unearned compensation									62
Stock issued as contribution to benefit plan					(666)					768
Other comprehensive loss							(209)

Balances, December 31, 2002	753	188	86,187	21,547	405,959	(355,544)	(36)	(66)	—	(118)
Net loss						(6,016)
Stock issued for cash, net of issuance costs			23,000	5,750	85,493
Preferred stock exchange	(288)	(72)	2,184	546	(473)
Stock issued as compensation			186	47	555
Stock issued to directors			19	5	73
Stock disbursed by grantor trust					(66)			66
Stock issued under stock option and warrant plans			3,968	991	13,227
Stock options issued for deferred compensation					90
Other comprehensive loss							(717)

Balances, December 31, 2003	465	$116	115,544	$28,886	$504,858	$(361,560)	$(753)	$—	$—	$(118)

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

        A. Basis of Presentation — The accompanying consolidated financial statements include our accounts, our wholly owned subsidiaries’ accounts and a proportionate share of the accounts of the joint ventures in which we participate. All significant intercompany transactions and accounts are eliminated in consolidation.

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

        The most critical accounting principles upon which our financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces therefrom, and/or assumptions of future metals prices. Additionally, estimates of our environmental liabilities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties.

        Our revenues and profitability are largely dependent on world prices for silver, gold, lead and zinc, which fluctuate widely and are affected by numerous factors beyond our control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

        B. Business and Concentrations of Risk — We are engaged in mining and mineral processing activities, including exploration, extraction, processing and reclamation. Our principal products are metals, primarily silver, gold, lead and zinc. Substantially all of our operations are conducted in the United States, Mexico and Venezuela. Sales of metals products are made to domestic and foreign custom smelters and metal traders.

        We sell substantially all of our metallic concentrates to custom smelters which are subject to extensive regulations including environmental protection laws. We have no control over the smelters’ operations or their compliance with environmental laws and regulations. If the smelting capacity available to us was significantly reduced because of environmental requirements or otherwise, it is possible that our silver operations could be adversely affected. Prior to the disposal of our primary industrial minerals subsidiary in 2001, industrial minerals were sold principally to domestic retailers and wholesalers.

        Beginning late in the fourth quarter of 2002, Venezuela experienced a general strike that ended in February 2003. Following the general strike, the Venezuelan government implemented exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. From February 2003 through the beginning of February 2004, the Venezuelan government-fixed exchange rate had been 1,600 bolivares to one U.S. dollar, which was the exchange rate we utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. On February 7, 2004, the Venezuelan government-fixed exchange rate was increased to 1,920 bolivares to one U.S. dollar. Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela has created an increased supply inventory at December 31, 2003, compared to December 31, 2002. Although management is actively monitoring exchange controls in Venezuela, there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future.

        Due to the exchange controls in place in Venezuela since February 2003, our Venezuelan operations have recognized a foreign exchange gain of $6.3 million as a reduction to cost of sales due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government had fixed the exchange rate of the bolivar to the U.S. dollar at 1,600 to $1 (1,920 to $1 as of February 7, 2004); however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 40%.

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. We place our cash and temporary cash investments in government and corporate obligations rated A or higher. We routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

        C. Inventories — Inventories are stated at the lower of average cost or market.

        D. Investments — At December 31, 2003, short-term investments included certificates of deposit and held-to-maturity securities, as it is management’s intent and we have the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates market, and include government and corporate obligations rated A or higher.

        Marketable equity securities are categorized as available for sale and carried at quoted market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive loss, net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. At December 31, 2003 and 2002, these investments are recorded as noncurrent assets.

        Restricted cash and investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds.

        E. Properties, Plants and Equipment — Expenditures for new facilities, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 21 months to 10 years, but do not exceed the useful life of the individual asset. Maintenance, repairs and renewals are charged to operations. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are carried at the lower of net carrying value or estimated net realizable value.

        Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metal to be recovered from proven and probable ore reserves, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.

        Management’s estimates of metals prices, proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from its operating properties and the need for asset impairment write-downs.

        Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various orebodies, minerals prices and operating costs may change our estimates of proven and probable ore reserves. It is reasonably possible that certain of our estimates of proven and probable ore reserves will change in the near term resulting in a change to amortization and reclamation accrual rates in future reporting periods.

        F. Mineral Interests — Mineral interests are intangible assets and include acquired undeveloped mineral interests and royalty interests.

        Undeveloped mineral interests include: (i) other mineralized material which is measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure. Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above. Residual values for undeveloped mineral interests represents the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

        Determination of expected useful lives for amortization calculations are made on a property-by-property basis at least annually. Royalty interests are amortized over the estimated life of the mine.

        G. Mine Exploration and Development — Exploration costs and secondary development costs at operating mines are charged to operations as incurred. Major mine development expenditures, including primary development costs, are capitalized.

        H. Pre-Development Expense — Costs incurred in the exploration stage that may ultimately benefit production are expensed due to the lack of proven and probable reserves.

        I. Reclamation and Remediation of Mining Areas — All our properties are subject to extensive federal, state and local environmental laws. The risk of incurring environmental liability is inherent in the mining industry.

        On January 1, 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. If there is a current impairment of an asset’s carrying value and a decision is made to permanently close the property, changes to the liability will be recognized currently and charged to provision for closed operations and environmental matters.

        Prior to the adoption of SFAS No. 143 in 2003, reserves for mine reclamation costs and a charge for reclamation expense had been established for our operating properties for restoring the disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclamation costs for operating properties had been accrued using the UOP method and charged to cost of sales and other direct production costs.

        At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

        It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed.

        J. Income Taxes — We record deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

        K. Basic and Diluted Loss Per Common Share — Basic earnings per share (“EPS”) is calculated by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Dilutive EPS is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting loss applicable to common shareholders for changes that would result from the conversion. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities, including other contracts which may require the issuance of common shares in the future, were exercised or converted to common stock. Due to the losses applicable to common shareholders in 2003, 2002 and 2001, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were antidilutive. Therefore, there was no difference in the calculation of basic and diluted EPS in 2003, 2002 or 2001.

        L. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, foreign currency translation adjustments, the effective portion of changes in fair value of derivative instruments and cumulative unrecognized changes in the fair value of available-for-sale investments.

        M. Revenue Recognition and Accounts Receivable — Sales of metal products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current metals spot prices. Recorded values are adjusted to month-end metals prices until final settlement. Sales of metal in products tolled (rather than sold to smelters) are recorded at contractual amounts when title and risk of loss transfer to the buyer. Sales of industrial minerals were recognized as the minerals were shipped and title transferred. Third party smelting and refinery costs and freight expense are recorded as a reduction of revenue.

        Accounts and notes receivable include both receivables due from sales, as well as valued added tax receivables paid in Venezuela and Mexico. At December 31, 2003, value added tax receivables totaled $3.4 million in Venezuela and $4.0 million in Mexico. Management periodically evaluates the recoverability of these receivables and establishes a reserve for uncollectibility, if warranted.

        N. Cash and Cash Equivalents — We consider cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

        O. Foreign Currency Translation — We operate in Mexico with our wholly owned subsidiary, Minera Hecla, S.A. de C.V. (“Minera Hecla”). We also operate in Venezuela with our wholly owned subsidiary, Minera Hecla Venezolana, C.A. The functional currency for Minera Hecla and Minera Hecla Venezolana is the U.S. dollar. Accordingly, we translate the monetary assets and liabilities of these subsidiaries at the period-end exchange rate while nonmonetary assets and liabilities are translated at historical rates. Income and expense accounts are translated at the average exchange rate for each period. Translation adjustments and transaction gains and losses are included in the net income or loss for any period.

        P. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to metals prices. We do not hold or issue derivative financial instruments for speculative trading purposes.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 was amended in June 2000 with the issuance of SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS 133, which we adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

        At December 31, 2003, our hedging contracts, used to reduce exposure to precious metals prices, consisted of forward sales contracts and a gold lease rate swap. We intend to physically deliver metal in accordance with the terms of the forward sales contracts. As such, we have accounted for these contracts as normal sales in accordance with SFAS 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. We recorded a cumulative effect of a change in accounting principle in other comprehensive income of approximately $0.1 million loss related to the gold lease rate swap upon adoption of SFAS 133 on January 1, 2001. This amount is being amortized over the physical settlement of ounces subject to the gold lease rate swap. The contract will be completed on December 31, 2004, therefore, the remaining unamortized loss of approximately $21,000 will be amortized to the income statement during 2004.

        Q. Accounting for Stock Options — We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We also provide the required disclosures of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

        We have adopted the disclosure-only provisions of SFAS 123. No compensation expense was recognized in 2003, 2002 or 2001 for stock-based options related to the stock option plans. Had compensation expense for our stock-based plans been determined based on the fair market value at the grant date for awards during these periods consistent with the provisions of SFAS 123, our loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001

Loss applicable to common shareholders:
As reported	$(18,170)	$(14,614)	$(5,710)
Stock-based employee compensation expense included in reported loss	1,130	1,455	164
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,694)	(3,012)	(944)

Pro forma loss applicable to common shareholders	$(20,734)	$(16,171)	$(6,490)

Loss applicable to common shareholders per share:
As reported	$(0.16)	$(0.18)	$(0.08)
Pro forma	$(0.19)	$(0.20)	$(0.09)

        R. Reclassifications — Certain reclassifications of prior year balances have been made to conform to the current year presentation. We have reclassified other income and miscellaneous expense into income (loss) from operations under other operating expense (income), as well as a portion of other exploration expense into pre-development expense, in the years 2002 and 2001 on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, we have reclassified a portion of net properties, plants and equipment into net mineral interests on the December 31, 2002 Consolidated Balance Sheet to conform to the December 31, 2003 Consolidated Balance Sheet.

         S. New Accounting Pronouncements — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

        On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). The adoption of FIN 45 in 2003 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 for those provisions then in effect, which did not have a material effect on our consolidated financial statements. We will adopt FIN 46(r) in its entirety for our financial statements for the period ending after March 15, 2004.

        In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard in 2003 did not have a material effect on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 in 2003 did not have a material effect on our consolidated financial statements.

        In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The revisions do not change the measurement or recognition of those plans required by existing standards. We included the new disclosures in the December 31, 2003 Consolidated Financial Statements.

Note 2.  Restricted Cash and Investments

Short-term Investments

        At December 31, 2003, short-term investments included certificates of deposit and held-to-maturity securities, which are carried at amortized cost. Due to the short-term nature of these investments, the amortized cost approximates fair market value. All of these investments mature during 2004 and consisted of the following at December 31, 2003 (in thousands):

Certificates of deposit	$3,094
United States government and federal agency securities	5,616
Municipal securities	6,091
Corporate bonds	3,202

$18,003

Restricted Cash and Investments

        Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $6.4 million at December 31, 2003 and 2002.

        During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a $26.6 million restricted trust for future reclamation funding. Approximately $7.9 million was placed into restricted cash by the Greens Creek joint-venture in January 2004, with the balance estimated to be funded from operating cash flows during the first six months of 2004. Our 29.73% portion of the $26.6 million will be approximately $7.9 million, including $2.3 million restricted in January 2004.

Non-current Investments

        As of December 31, 2003, non-current investments consisted of marketable equity securities categorized as available for sale and carried at quoted market value. Realized gains and losses on the sale of such securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. At December 31, 2003, the fair value of our securities available for sale was $0.7 million, the cost of which was approximately $53,000.

Note 3: Inventories

        Inventories consist of the following (in thousands):

	December 31,

	2003	2002

Concentrates, bullion, metals in transit and other products	$7,788	$7,034
Materials and supplies	9,148	7,724

	$16,936	$14,758

        At December 31, 2003, we had forward sales commitments through December 31, 2004, for 48,928 ounces of gold at an average price of $288.25 per ounce. These contracts meet the criteria to be treated as normal sales in accordance with SFAS No. 138 and, as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. The forward sales contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London AM gold price at December 31, 2003, was $417.25 per ounce. If we closed our existing hedge contract positions, we would have to pay our counterparties $6.3 million as of December 31, 2003.

        We have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 35,794 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, as the gold forward contracts expire. At December 31, 2003, the fair market value of the Gold Lease Rate Swap was approximately $169,000, which represents the amount the counterparty would have to pay us if the contract was terminated. At December 31, 2003, the current lease rate was 0.14%.

Note 4: Properties, Plants and Equipment and Mineral Interests

        The major components of properties, plants and equipment are (in thousands):

	December 31,

	2003	2002

Mining properties	$13,947	$9,213
Development costs	112,193	109,627
Plants and equipment	182,706	165,546
Land	655	760

	309,501	285,146
Less accumulated depreciation, depletion and amortization	219,475	198,421

Net carrying value	$90,026	$86,725

        At December 31, 2003, our intangible assets included minerals interests only. The weighted average amortization period for our mineral interests is approximately 6 years. At December 31, 2003, the carrying amount of a portion of our mineral interests not subject to amortization was approximately $2.8 million. Our carrying amount, accumulated amortization and amortization expense at December 31, 2003 and 2002, were as follows (in thousands):

	December 31,

	2003	2002

Mineral interests	$6,722	$6,282
Less accumulated amortization	1,433	642

Net carrying value	$5,289	$5,640

        Amortization expense for the years ended December 31, 2003 and 2002 was $0.8 million and $0.6 million, respectively. Our estimated amortization expense over the next five years is as follows (in thousands):

Year ending December 31,

2004	$739
2005	611
2006	178
2007	178
2008	178

        We make royalty payments on production from the San Sebastian unit equivalent to 2.5% net smelter return royalty, that escalates to 3% after the first 500,000 troy ounces of gold equivalent shipped. Total royalties paid during the years ended December 31, 2003, 2002 and 2001 were $0.8 million, $0.5 million and $0.2 million, respectively. As of December 31, 2003, we have shipped approximately 221,000 troy ounces of gold equivalent.

        During the second quarter of 2002, we sold our headquarters building in Coeur d’Alene, Idaho, for $5.6 million in cash. In connection with the sale, we entered into a lease agreement with the purchaser to lease a portion of the building. The lease calls for monthly payments of approximately $41,000 through April 30, 2004, at which time the payments are increased for inflation using the consumer price index for all urban consumers as published by the U.S. Department of Labor, Bureau of Statistics. The sale of the building resulted in a gain of $0.6 million, which we are amortizing over the current lease period of five years. During 2003 and 2002, we recognized approximately $123,000 and $90,000, respectively, of gain on the sale.

        In addition to our building lease, we enter into operating leases during the normal course of business. During the years ended December 31, 2003, 2002 and 2001, we incurred expenses of $0.7 million, $0.5 million and $0.1 million, respectively, for these leases. Future obligations under our noncancelable leases are as follows (in thousands):

Year ending December 31,

2004	$654
2005	628
2006	615
2007	242
2008	120

Total	$2,259

        In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), concerning exploration, development and production on Great Basin’s Hollister Development Block gold property, located on the Carlin Trend in Nevada. An “earn-in” agreement is an agreement under which a party must take certain actions in order to “earn” an interest in an entity. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. We estimate the cost to achieve our 50% interest in the Hollister Development Block to be approximately $21.8 million, and at December 31, 2003, we had spent approximately $2.2 million. As of December 31, 2003, we were contractually committed to approximately $8.1 million, which represents the remaining portion committed by us to complete the first stage of the agreement. Upon earn-in, we will be the operator of the mine.

        Pursuant to the Earn-in Agreement, we and Great Basin each agreed to issue a series of warrants to the other party, entitling the parties to purchase one another’s common stock within two years from the date of issuance of the warrants at prevailing market prices at such date. In August 2002, we issued a warrant to purchase 2.0 million shares of our common stock to Great Basin and Great Basin issued a warrant to purchase 1.0 million shares of its common stock to us. The warrant we issued to Great Basin was recorded at its estimated fair value of $1.9 million. The estimated fair value of the Great Basin warrant received was $0.2 million. The resulting difference was recorded as an addition to mineral interests. The warrant to purchase our common stock was exercised by Great Basin in November 2003, in which we received cash proceeds of approximately $7.5 million. In January 2004, we exercised a portion of our warrant to purchase 1.0 million shares, by purchasing 250,000 shares of Great Basin common stock.

        The Earn-in Agreement obligates us to issue (i) a warrant to Great Basin, entitling it to purchase an additional 1.0 million shares of our common stock, exercisable at the then market value of our common stock on the date of issuance, if and when we decide to commence certain development activities, and (ii) an additional warrant to Great Basin, entitling it to purchase 1.0 million shares of our common stock, exercisable at the then market value of our common stock on the date of issuance, following completion of such activities, if undertaken. Great Basin will issue warrants to us, entitling us to purchase 500,000 shares of its common stock immediately upon receipt of the second and third warrants to purchase our stock. In addition to the foregoing, we will pay to Great Basin from our share of commercial production, a sliding scale royalty that is dependent on the cash operating profit per ounce of gold equivalent production. No production occurred during 2003 and 2002, and therefore, no royalty has been paid.

        In March 2002, we acquired the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar from CVG-Minerven (a Venezuelan government-owned gold mining company). Pursuant to the agreement with CVG-Minerven, we paid CVG-Minerven $500,000 in September 2002, $1.25 million in March 2003 and the final payment of $1.0 million in September 2003. We will also pay CVG-Minerven a royalty of 2% to 3% (depending on the gold price) on production from Block B. No production occurred for Block B in 2003 and 2002; therefore, no royalties have been paid to CVG-Minerven.

        In August 2003, the board of directors approved the development of a production shaft at the La Camorra mine in Venezuela, which is scheduled to enter operation during the fourth quarter of 2004 and is anticipated to cost approximately $12.0 million. At December 31, 2003, we were committed to approximately $5.9 million for the construction of the shaft.

        In October 2003, we acquired a pre-existing lease within the Block B area for $750,000 in cash plus the assumption of $1.3 million in debt, which was paid during 2003.

Note 5: Environmental and Reclamation Activities

        The liabilities accrued for our reclamation and closure costs at December 31, 2003, and 2002, were as follows (in thousands):

	2003	2002

Operating properties:
Greens Creek	$4,486	$2,763
La Camorra	1,240	1,279
San Sebastian	1,812	983
Lucky Friday	677	734
Nonoperating properties:
Grouse Creek	32,154	27,445
Coeur d’Alene Basin	18,000	2,025
Bunker Hill	6,831	8,314
Republic	2,594	2,435
All other sites	2,838	3,745

Total	70,632	49,723
Amount reflected as current	(7,400)	(7,005)

Amount reflected as long-term	$63,232	$42,718

        In September 2003, we recorded accruals totaling $23.1 million for future environmental and reclamation expenditures, primarily for future anticipated expenditures in Idaho’s Coeur d’Alene Basin ($16.0 million) and for the Grouse Creek mine cleanup in central Idaho ($6.8 million). The adjustment for the Coeur d’Alene Basin was recorded in response to a United States District Court ruling in September 2003, which held that we had some liability for yet-to-be determined natural resource damages and response costs due to our historic mining practices. For additional information on the Coeur d’Alene Basin and Court ruling, see Note 8 of Notes to Consolidated Financial Statements. We have developed a revised reclamation cost estimate for the Grouse Creek mine, which suspended operations in 1997. The estimate is based on a conceptual reclamation plan submitted to the regulatory authorities in 2003. To date, we have commen ced dewatering of the tailings impoundment and developed a conceptual 15-year closure plan that has provided the basis for the increase in estimated costs of $6.8 million discussed above.

        The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2003, 2002 and 2001, was as follows (in thousands):

Balance at January 1, 2001	$58,710
Accruals for estimated costs	1,062
Payment of reclamation obligations	(7,291)

Balance at December 31, 2001	52,481
Accruals for estimated costs	2,514
Payment of reclamation obligations	(5,272)

Balance at December 31, 2002	49,723
Accruals for estimated costs	24,086
Adoption of SFAS No. 143 and subsequent additions	1,744
Payment of reclamation obligations	(4,921)

Balance at December 31, 2003	$70,632

        For additional information regarding environmental matters, see Note 8 of Notes to Consolidated Financial Statements.

        In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which amends SFAS No. 19, and establishes a uniform methodology for accounting for estimated reclamation and abandonment costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

        The following is a reconciliation of the total liability for asset retirement obligations, which are part of our $70.6 million accrued reclamation and closure costs (in thousands):

Balance January 1, 2003	$6,053
Revisions in estimated cash flows	1,031
Accretion expense	747
Cash payments	(200)

Balance December 31, 2003	$7,631

        As of December 31, 2003, there were no assets legally restricted for purposes of settling asset retirement obligations. However, commencing in the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a $26.6 million restricted trust for reclamation funding in the future. Approximately $7.9 million was placed into restricted cash in January 2004, with the balance estimated to be funded from operating cash flows during the first six months of 2004. Our 29.73% portion of the $26.6 million will be approximately $7.9 million, including $2.3 million of the $7.9 million funded in January 2004.

        If SFAS No. 143 had been in effect as of December 31, 2001 and 2000, our total liability for asset retirement obligations would have been approximately $5.5 million and $4.3 million, respectively. The following table presents the pro forma effects of the application of SFAS No. 143 for the years ended December 31, 2002 and 2001, as if the statement had been in effect for those periods (in thousands, except per share data):

	Year Ended December 31,

	2002	2001

Reported loss applicable to common shareholders	$(14,614)	$(5,710)
Adjustment to cost of sales and other direct production costs	1,038	708
Adjustment to depreciation, depletion and amortization	(523)	(319)

Pro forma loss applicable to common shareholders	$(14,099)	$(5,321)

Basic and diluted loss per share:
As reported	$(0.18)	$(0.08)
Pro forma	$(0.18)	$(0.08)

Note 6: Income Taxes

        Major components of our income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001, relating to continuing operations are as follows (in thousands):

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	6	—	—
Foreign	534	382	—

Total current income tax provision	540	382	—

Deferred:
Federal	—	—	—
Foreign	677	(3,300)	—

Total deferred income tax provision (benefit)	677	(3,300)	—

Total income tax provision (benefit)	$1,217	$(2,918)	$—

        For the year ended December 31, 2003, net deferred income tax expense of approximately $0.7 million was recognized due to the utilization of deferred tax assets related to Mexican net operating loss carryforwards of $2.6 million, offset by the reversal of a previously recorded valuation allowance related to Mexican net operating losses of $1.9 million.

        For the years ended December 31, 2003, and 2002, the income tax provision related to discontinued operations was zero. For the year ended December 31, 2001, the income tax provision related to discontinued operations was $215,000.

        Domestic and foreign components of income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle, for the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	2003	2002	2001

Domestic	$(26,973)	$(11,234)	$(19,822)
Foreign	21,102	19,179	10,240

Total	$(5,871)	$7,945	$(9,582)

        As of December 31, 2003, a net deferred tax asset of $2.3 million was established for purposes of recognizing the benefit of net operating loss carryforwards and other temporary differences in Mexico. Consideration of factors used to determine the realization of the net deferred tax asset included a history of utilization of net operating loss carryforwards in Mexico in recent years, and anticipated future taxable income based on the anticipated operating performance from the San Sebastian unit. The net deferred asset of $2.3 million is based on anticipated taxable income of at least $6.8 million for San Sebastian in 2004 and 2005. The components of the net deferred tax asset were as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Accrued reclamation costs	$23,273	$16,906
Investment valuation differences	1,357	1,357
Postretirement benefits other than pensions	1,099	1,551
Deferred compensation	282	386
Foreign net operating losses	2,796	9,583
Federal net operating losses	118,014	112,634
State net operating losses	14,518	12,687
Tax credit carryforwards	1,362	1,989
Miscellaneous	1,663	1,668

Total deferred tax assets	164,364	158,761
Valuation allowance	(156,463)	(150,165)

Net deferred tax assets	7,901	8,596

Deferred tax liabilities:
Pension costs	(4,266)	(4,010)
Properties, plants and equipment	(1,312)	(1,130)
Other	—	(456)

Total deferred tax liability	(5,578)	(5,596)

Net deferred tax asset	$2,323	$3,000

        We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	2003	2002	2001

Balance at beginning of year	$(150,165)	$(153,214)	$(167,109)
Increase related to nonutilization of net operating loss carryforwards and nonrecognition of deferred tax assets due to uncertainty of recovery	(12,408)	—	—
(Increase) decrease related to net recognition of foreign deferred tax asset	(677)	3,000	—
Decrease related to utilization of foreign net operating loss carryforwards and an adjustment to foreign properties, plants and equipment	6,787	49	13,895

Balance at end of year	$(156,463)	$(150,165)	$(153,214)

        The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2003		2002		2001

Computed “statutory” (benefit)/provision	$(1,996)	(34)%	$2,701	34%	$(3,258)	(34)%
Net increase (reduction) of valuation allowance on Mexican loss carryforward	677	12	(3,000)	(38)	—	—
Nonutilization of net operating losses and effect of state and foreign taxes	2,536	43	(2,619)	(33)	3,258	34

	$1,217	21%	$(2,918)	(37)%	$—	—%

        As of December 31, 2003, for U.S. income tax purposes, we have net operating loss carryforwards of $347 million and $273 million for regular and alternative minimum tax purposes, respectively. These operating loss carryforwards expire over the next 15 to 20 years, the majority of which expire between 2006 and 2021. In addition, we have foreign tax operating loss carryforwards of approximately $8.2 million, which expire between 2004 and 2012. Approximately $13.8 million of U.S. regular tax loss carryforwards are subject to limitations in any given year due to mergers. Our U.S. tax loss carryforwards may also be limited upon a change in control. We have approximately $0.9 million in alternative minimum tax credit carryforwards eligible to reduce future regular U.S. tax liabilities.

Note 7: Long-term Debt and Credit Agreement

        Long-term debt consists of the following (in thousands):

	December 31,

	2003	2002

Project financing debt	$3,673	$8,953
Subordinated bank debt	1,000	3,000

	4,673	11,953
Less current portion	(2,332)	(7,296)

	$2,341	$4,657

        Future minimum debt repayments associated with long-term debt as of December 31, 2003, are as follows (in thousands):

Year ending December 31,

2004	$2,332
2005	1,366
2006	975

Total long-term debt repayments	$4,673

        At December 31, 2003 and 2002, our wholly owned subsidiary, Hecla Resources Investments Limited (“HRIL”) had $0.5 million and $3.5 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. The project financing agreement is payable in semiannual payments through December 31, 2004, and had an interest rate of 3.7% at December 31, 2003.

        HRIL must maintain compliance with certain financial and other restrictive covenants related to the available ore reserves and financial performance of the La Camorra mine. We are required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At December 31, 2003, there were 48,928 ounces of gold sold forward. The forward sales agreement assumes the ounces of gold committed to forward sales at the end of each quarter thereafter can be leased at a rate of 1.5% for each following quarter. We maintain a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sale, with settlement being made quarterly with us receiving the fixed rate and paying the current floating gold lease rate.

        In connection with the project financing agreement, we have $1.0 million outstanding under a subordinated loan agreement, repayable on June 30, 2004. At December 31, 2002 we had $3.0 million outstanding. The loan agreement gives us the option to add interest payments to the principal amount of the loan. At December 31, 2003 and 2002, the interest amount added to principal was approximately $0.8 million and $0.6 million, respectively, and is included in accrued expenses on our consolidated balance sheets. The interest rate on the subordinated debt was 5.2% as of December 31, 2003.

        At December 31, 2003, our wholly owned subsidiary, Minera Hecla had $3.2 million outstanding under a project loan used to acquire a processing mill at Velardeña, Mexico, to process ore mined from San Sebastian located near Durango, Mexico. The credit facility is nonrecourse to Hecla Mining Company. Under the terms of the credit facility, Minera Hecla will make monthly payments of principal and interest over 63 months at a fixed interest rate equal to 13%. The loan is collateralized by the mill at Velardeña and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

Note 8: Commitments and Contingencies

Bunker Hill Superfund Site

        In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a consent decree with the Environmental Protection Agency (“EPA”) and the State of Idaho, concerning environmental remediation obligations at the Bunker Hill Superfund site located in the Kellogg, Idaho area. The 1994 Consent Decree (the “1994 Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill 21-square mile site. In August 2000, Sunshine Mining and Refining Company, which was also a party to the 1994 Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d’Alene Indian Tribe which settled Sunshine’s environmental liabilities in the Coeur d’Alene Basin lawsuits described below and released Sunshine from further obligations under the 1994 Decree.

        In response to a request by us and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree, issued an Order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Basin-wide Remedial Investigation/Feasibility Study. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we requested the Court to release Hecla and ASARCO from future work under the 1994 Decree within the Bunker Hill site. We were unsuccessful in negotiating an agreement with the State of Idaho and the United States for the 2003 summer work program under the 1994 Decree and elected to implement a $1.5 million annual work plan without state or federal approval of the $1.5 million limit on our expenditures. Meanwhile, we have appealed our dispute with the U.S. Government and the State of Idaho concerning our obligations for the 2003 work under the 1994 Decree to the Idaho Federal District Court for determination. On November 18, 2003, the Idaho Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the 1994 Decree. The Court held that we and ASARCO were entitled to a reduction of $7,000,000 from the remaining work or costs under the 1994 Decree. The Court directed the parties to negotiate what remaining work would be reduced or costs offset to get to the $7,000,000. The Court also ruled on our appeal of the 2003 work that we were required to complete a 100 yard clean-up program under the 1994 Decree for 2003. During 2003, we cleaned up or paid for clean-up of a total of 38 yards. We expect to be able to negotiate our further obligations for 2003 work in the context of the final relief granted by the Court on its motion to modify the 1994 Decree. In January 2004, both the United States and the State of Idaho filed notice of their appeal to the Federal District Court’s order modifying the 1994 Consent Decree.

        On February 2, 2003, ASARCO entered into a Consent Decree with the United States relating to a transfer of certain assets to its parent corporation, Grupo de Mexico, S.A. de C.V. The Consent Decree

also addresses ASARCO’s environmental liabilities on a number of sites in the United States, including the Bunker Hill site. The provisions of the Consent Decree could limit ASARCO’s annual obligation at the Bunker Hill site for 2003 to 2005.

        As of December 31, 2003, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $6.8 million, which are anticipated to be made over the next four to five years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

Coeur d’Alene River Basin Environmental Claims

        Coeur d’Alene Indian Tribe Claims
        In July 1991, the Coeur d’Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against us, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, we are the only remaining defendant in the Tribe’s NRD case.

        U.S. Government Claims
        In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including us. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d’Alene River Basin in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that we and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. We have asserted a number of defenses to the United States’ claims.

        As discussed above, in May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate.

        During 2000 and into 2001, we were involved in settlement negotiations with representatives of the U.S. Government and the Coeur d’Alene Indian Tribe. We also participated with certain of the other defendants in the litigation in a State of Idaho-led settlement effort. On August 16, 2001, we entered into a now terminated Agreement in Principle with the United States and the State of Idaho to settle the governments’ claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d’Alene Basin in northern Idaho. In August 2002, because the parties were making no progress toward a final settlement under the terms of the Agreement in Principle, the United States, the State of Idaho and we agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, we may participate in further settlement negotiations with the United States, the State of Idaho and the Coeur d’Alene Indian Tribe in the future.

        The first phase of the trial commenced on the consolidated Coeur d’Alene Indian Tribe’s and the United States’ claims on January 22, 2001, and was concluded on July 30, 2001. The first phase of the trial addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the U.S. Government. On September 3, 2003, the Court issued its Phase I ruling, holding that we have some liability for Coeur d’Alene Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for these releases. The natural resource damages to which this 31% applies and the Court’s determination of an appropriate clean-up plan will be addressed in the Phase II trial.

        The Court also found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court also significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in the Phase II trial of the trustees’ percentage of trusteeship in co-managed resources. The Court also left for the Phase II trial issues on the deference, if any, to be afforded the government’s clean-up plan and on defendants’ constitutional due process/retroactivity defense. In disclosure documents filed with the Court in December 2003, the U.S. Government claimed to have incurred approximately $100 million for past environmental study, remediation and legal costs associated with the Coeur d’Alene Basin for which it is alleging it is entitled to reimbursement in the Phase II trial. A portion of these costs are also included in the work to be done in the ROD. The Coeur d’Alene Tribe, in a similar disclosure document, alleges its claim for natural resource damages in the Phase II trial will be between $965 million and $1.8 billion and their past cost claim may be $5.6 million. The Phase II trial is scheduled to commence on January 18, 2005. Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States’ litigation.

        Although the U.S. Government has previously issued its ROD proposing a clean-up plan totaling approximately $359 million, based upon the Court’s prior orders, including its September 3, 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we estimated the range of our potential liability for remediation in the Basin to be $18.0 million to $58.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we accrued the minimum liability within the range. As of December 31, 2003, we have estimated and accrued a potential liability for claims in the Coeur d’Alene Basin litigation of $18.0 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Coeur d’Alene Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to the Phase II trial, any interim Court determinations and the outcome of the Phase II trial.

        Class Action Litigation
        On or about January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d’Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs they allege resulted from historic mining and transportation practices of the defendants in the Coeur d’Alene Basin. On April 23, 2002, we filed a motion with the Court to dismiss the claims for relief relating to any medical monitoring programs and the remediation and restoration programs. At a hearing before the Idaho District Court on our and other defendants’ motions held October 16, 2002, the Judge struck the complaint filed by the plaintiffs in January 2002 and instructed the plaintiffs to re-file the complaint limiting the relief requested by the plaintiffs to wholly private damages. The Court also dismissed the medical monitoring claim as a separate cause of action and stated that any requested remedy that encroached upon the EPA’s clean-up in the Silver Valley would be precluded by the pending Federal Court case described above. The plaintiffs re-filed their amended complaint on January 9, 2003. As ordered by the Court, the amended complaint omits any cause of action for medical monitoring and no longer requests relief in the form of real property remediation or restoration programs. At a hearing on May 7, 2003, the Court vacated the entire amended complaint, and gave plaintiffs’ counsel until June 30, 2003, to re-file an amended complaint that complies with Idaho law. Plaintiffs submitted a second amended complaint on June 9, 2003, which we have answered. Discovery on the issue of class certification is proceeding. We believe the claims alleged against us are subject to challenge on a number of bases and we intend to vigorously defend this litigation.

        Insurance Coverage Litigation
        In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of December 31, 2003, we have not reduced our accrual or recorded a receivable for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other

        Independence Litigation
        In March 2002, Independence Lead Mines Company (“Independence”), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 Lease Agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleges that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the Lease Agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the Lease Agreement and requesting unspecified damages. On March 18, 2003, Independence filed a motion for partial summary judgment or in the alternative, for preliminary injunction (“Motion”). The Motion requested that the Court terminate our leasehold interest in property owned by Independence within the DIA area, rule that we have committed waste while mining ore within property owned by Independence, and prohibit us from any further mining within property owned by Independence. We filed our response to the Motion on May 28, 2003, and a hearing was held in July 2003 on the Motion. By order dated August 8, 2003, the Court denied plaintiff’s Motion. Trial has been set for late March 2004. We believe that we have fully complied with all of our obligations under the 1968 Lease Agreement and intend to defend our right to operate the property under the Lease Agreement.

        Velardeña Mill Litigation
        In Mexico, our subsidiary, Minera Hecla, is involved in litigation in Mexico City concerning a lien on certain major components of the Velardeña mill that predated the sale of the mill to Minera Hecla. At the time of the purchase, the lien amount was believed to be approximately $590,000, which was deposited by the prior owner of the mill with the Court. On January 23, 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale, and the Court in Mexico City canceled the lien. On September 17, 2003, the lien holder filed the last in a series of unsuccessful appeals before a federal appeals court in Mexico City. On February 3, 2004, the federal appeals court in Mexico City upheld the lower court decisions that the lien had been cancelled. We believe that the lien has been fully satisfied and the lienholder has exhausted all appeals.

        Minera Hecla is also involved in other litigation in state and federal courts located within the State of Durango, Mexico concerning the Velardeña mill. On October 10, 2003, representatives from Minera William, S.A. de C.V. (an affiliate of the prior owner of the Velardeña mill and subsidiary of ECU Silver Mining, a Canadian company) presented to Minera Hecla court documents from a state court in

Durango, Mexico that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. On October 21, 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. On February 2, 2004, Minera Hecla obtained a permanent restraining order that prohibits further interference with our operation and possession of the mill. We believe the claim of Minera William is without merit and it has no right to any portion of the Velardeña mill. We intend to zealously defend our ownership interest.

        The court proceedings discussed above do not affect Minera Hecla’s San Sebastian mine, located approximately 65 miles from the Velardeña mill. The above-mentioned dispute could result in future disruption of operations at the Velardeña mill. Although there can be no assurance as to the outcome of these proceedings, we believe an adverse ruling will not have a material adverse effect on our financial condition.

        Zemex Litigation
        On November 17, 2000, we entered into an agreement with Zemex U.S. Corporation guaranteed by its parent, Zemex Corporation of Toronto, Canada, to sell the stock of K-T Clay and K-T Mexico, which included the ball clay and kaolin operations, for a price of $68.0 million. In January 2001, Zemex U.S. Corporation failed to close on the transaction, and on January 22, 2001, we brought suit in United States District Court for the Northern District of Illinois, Eastern Division, against the parent, Zemex Corporation, under its guarantee for its subsidiary’s failure to close on the purchase and meet its obligations under the November 2000 agreement. In January 2003, the parties reached an agreement to settle our claims in full for $3,950,000, pursuant to which Zemex has paid.

        Other
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

Note 9: Employee Benefit Plans

Pensions and Post-retirement Plans

        We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits, principally health care and life insurance benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2003, and a statement of the funded status as of December 31, 2003 and 2002 (in thousands):

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$47,071	$41,095	$1,376	$2,618
Service cost	649	534	6	9
Interest cost	2,978	2,814	88	183
Participant transfers in	100	79	—	—
Plan amendments	1,714	—	—	(58)
Actuarial (gain) loss	5,848	4,712	124	(397)
Settlements	—	900	—	(900)
Benefits paid	(3,433)	(3,063)	(63)	(79)

Benefit obligation at end of year	54,927	47,071	1,531	1,376

Change in plan assets:
Fair value of plan assets at beginning of year	60,397	52,109	—	—
Actual return on plan assets	9,076	11,231	—	—
Employer and employee contributions	374	120	63	79
Benefits paid	(3,433)	(3,063)	(63)	(79)

Fair value of plan assets at end of year	66,414	60,397	—	—

Funded status at end of year	11,487	13,326	(1,531)	(1,376)
Unrecognized net actuarial gain	(3,992)	(5,563)	(76)	(252)
Unrecognized transition obligation	7	12	—	—
Unrecognized prior-service cost	3,361	2,189	59	134

Net amount recognized in consolidated balance sheets	$10,863	$9,964	$(1,548)	$(1,494)

        The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2003 and 2002 (in thousands):

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Other noncurrent assets:
Prepaid benefit costs	$12,547	$11,792	$—	$—
Other noncurrent liabilities:
Accrued benefit liability	(1,684)	(1,828)	(1,548)	(1,494)

Net amount recognized	$10,863	$9,964	$(1,548)	(1,494)

        The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Discount rate	6.00%	6.50%	6.00%	6.50%
Expected rate on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

        The above assumptions were calculated based on information as of September 30, 2003 and 2002, the measurement dates for the plans. The expected rate of return is based on long-term plan expectations. Our current expected rate on plan assets of 8.0% represents approximately 63.0% of our past five-year’s annual return rate of 12.6%. We have recently engaged a consultant to assist us in evaluating our future expected rate of return.

        Net periodic pension cost (income) for the plans consisted of the following in 2003, 2002 and 2001 (in thousands):

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$649	$534	$822	$6	$9	$24
Interest cost	2,978	2,814	2,707	88	183	166
Expected return on plan assets	(4,733)	(4,585)	(5,593)	—	—	—
Amortization of transition asset (obligation)	5	23	(711)	—	—	—
Amortization of unrecognized prior service cost	542	439	246	75	75	75
Amortization of unrecognized net gain (loss) from earlier periods	(65)	15	(450)	(22)	(18)	(22)

Net periodic pension cost (income)	(624)	(760)	(2,979)	147	249	243
Curtailment loss	—	—	395	—	—	—

Net periodic benefit cost (income) after curtailment	$(624)	$(760)	$(2,584)	$147	$249	$243

        The weighted-average allocations of investments at September 30, 2003 and 2002, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan (“Hecla Plan”) and the Lucky Friday Pension Plan (“Lucky Friday Plan”) are as follows:

	Hecla Plan		Lucky Friday Plan

	2003	2002	2003	2002

Interest-bearing cash	26%	3%	28%	4%
Equity securities	45%	65%	44%	64%
Debt securities	29%	32%	28%	32%
Real Estate	0%	0%	0%	0%
Other	0%	0%	0%	0%

Total	100%	100%	100%	100%

        Equity securities include Hecla common stock in the amounts of $7.3 million and $4.7 million at September 30, 2003 and 2002, the measurement dates of the plan, respectively. These investments represent approximately 11.0% and 7.8% of the total assets of these plans at September 30, 2003 and 2002, respectively.

        Hecla’s target asset allocations are currently set in the ranges that follow:

Equity Portion	50-60%
Fixed Income Portion	25-35%
Cash Reserve Portion	0-2%
Hecla Stock portion	0-25%

        Hecla is currently in the process of studying the asset classes with an outside consulting firm, to redefine target allocations and to reallocate the investment portfolio. As such, the plans currently hold significantly more cash than targeted, and it is anticipated the study and reallocation of the portfolio will be substantially completed by the end of the second quarter of 2004. Investment objectives are established for each of the asset categories included in the pension plan with comparisons of performance against appropriate benchmarks. The policy calls for each portion of the investments be supervised by a Qualified Investment Manager(s). The Investment Managers are monitored on an ongoing basis by our outside consultant, with formal reporting to the consultant and the company performed each quarter.

        The future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

Year Ending December 31,	Hecla Plan	Lucky Friday Plan

2004	$2,629	$683
2005	2,587	725
2006	2,576	800
2007	2,542	809
2008	2,556	842
Years 2009-2013	13,004	4,750

        We do not expect to contribute to the pension plans during the next year.

        During 2002, certain postretirement benefit obligations were transferred to the Hecla Plan and Lucky Friday Plan. As a result of the transfer, approximately $1.2 million of accrued postretirement benefit obligations were transferred to the pension plans, which reduced the net prepaid pension benefit by $1.2 million.

        During 2001, as part of the sale of the K-T Clay Group, we recognized a $0.5 million pension curtailment gain on the Hecla Plan. This gain was a result of the elimination of salaried employees at K-T Clay from inclusion in the Hecla Plan. Also, as part of the K-T Clay Group sale, $2.4 million in assets of the Hecla Plan were transferred to the purchaser’s pension plan to fund the liability of plan participants that were employed by the K-T Clay Group at the time of the sale. In addition, two hourly pension plans for hourly employees of the K-T Clay Group were transferred to the purchaser in their entirety as part of the sale of the K-T Clay Group.

        As a result of a reduction in the workforce at the Lucky Friday unit during 2001, we recorded a pension curtailment loss of approximately $0.9 million associated with the Lucky Friday Pension Plan.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4.6 million, $4.6 million and zero, respectively, as of December 31, 2003 and $1.4 million, $1.4 million and zero, respectively, as of December 31, 2002.

Deferred Compensation Plans

        In 2001, we terminated a nonqualified Deferred Compensation Plan that allowed eligible officers, directors and key employees to defer a portion of their compensation. At December 31, 2002, the deferred compensation, together with company matching amounts and accumulated interest, amounted to approximately $1.0 million, all of which was paid during 2003.

        In November 1998, the Deferred Compensation Plan was amended to permit participants to transfer all or a portion of their deferred compensation amounts into a Hecla common stock account to be held in trust until distribution. As of December 31, 2002, a total of 20,442 shares of our common stock were held in the grantor trust. Shares held in the grantor trust were valued at fair value at the time of issuance, were recorded in the contra equity account “Stock held by grantor trust,” and were legally outstanding for registration purposes and dividend payments. No shares were held in the grantor trust as of December 31, 2003.

        In 2002, a new Deferred Compensation Plan was approved by our shareholders and allows eligible officers and key employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into either the stock account, with no matching contribution, or participants may utilize the investment account to purchase discounted stock options. During 2003 and 2002, participants elected to convert the equivale nt of 4,322 and 873 shares of common stock, respectively, into their investment accounts. During 2003 and 2002, participants purchased approximately 194,089 and 6,740 discounted stock options, respectively, under the Plan. During 2003, 34,239 of those options were exercised. The deferred compensation is distributable based upon distribution dates as elected by the participants. As of December 31, 2003, the deferred compensation, together with matching amounts and accumulated interest, amounted to approximately $0.8 million, and we had 5,763,543 shares available for future deferral under the plan. At December 31, 2003, 30,433 shares of common stock were held under the terms of the 2002 Deferred Compensation Plan as compensation for the chairman of the board of directors.

Capital Accumulation Plans

        We have an employees’ Capital Accumulation Plan, which is available to all U.S. salaried and certain hourly employees after completion of two months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our contribution was approximately $87,000 in 2003, $88,000 in 2002, and $102,000 in 2001. Our contribution for 2001 was paid through the issuance of 53,842 shares of our treasury stock.

        We have an employee’s 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. Our contribution was approximately $21,000 in 2003, $19,000 in 2002, and $40,000 in 2001.

Note 10: Shareholders’ Equity

Common Stock

        We are authorized to issue 200,000,000 shares of common stock, $0.25 par value per share, of which 115,535,421 shares of common stock were outstanding as of December 31, 2003. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

        Subject to the rights of the holders of any outstanding shares of preferred stock, each share of common stock is entitled to: (i) one vote on all matters presented to the stockholders, with no cumulative voting rights; (ii) receive such dividends as may be declared by the board of directors out of funds legally available therefore; and (iii) in the event of our liquidation or dissolution, share ratably in any distribution of our assets.

        Common Stock Offerings
        In January 2003, we completed an underwritten public offering of 23.0 million shares of our common stock. The public offering also included 2.0 million shares offered by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the “benefit plans”). We received net proceeds from the offering totaling approximately $91.2 million, which will be used to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. Our benefit plans realized net proceeds of approximately $8.0 million from the sale of the 2.0 million shares included in the public offering.

        We also filed a Registration Statement with the Securities and Exchange Commission covering 1,394,883 shares of our common stock offered by the benefit plans and 2.0 million shares of our common stock issuable upon exercise of a warrant issued to Great Basin. The Registration Statement became effective in January 2003. In November 2003, Great Basin exercised its warrant to purchase 2.0 million shares of our common stock, and we received proceeds of approximately $7.5 million from the exercise.

        In August 2001, we issued 5,749,883 shares of our common stock in a private placement transaction for the benefit of the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan for approximately $5.4 million. Proceeds from the private placement were available for general corporate purposes.

        In connection with a May 1999 stock offering, we issued warrants to purchase 1,603,998 shares of our common stock exercisable until May 11, 2002. Each warrant entitled the holder to purchase one share of common stock at an exercise price equal to the lesser of: (i) $3.19, or (ii) 102% of the volume weighted average price on the NYSE for each trading day during the ten consecutive trading days immediately preceding the date that notice of exercise is given to us. During 2002 and 2001, warrants to purchase 1,098,801 and 408,000 shares, respectively, were exercised. Proceeds of $1.8 million and $0.4 million, respectively, were realized from the exercise of the warrants in 2002 and 2001.

        Rights
        Each share of our common stock is accompanied by a Series A junior participating preferred stock purchase right (a “Right”) that trades with the share of common stock. Upon the terms and subject to the conditions of our Rights Agreement dated as of May 10, 1996 (the “Rights Agreement”), a holder of a Right is entitled to purchase one one-hundredth of a share of Series A preferred stock at an exercise price of $50, subject to adjustment in several circumstances, including upon a merger. The Rights are currently represented by the certificates for our common stock and are not transferable apart there from. Transferable rights certificates will be issued at the earlier of (i) the 10th day after the public announcement that any person or group has acquired beneficial ownership of 15% or more of our common stock (an “Acquiring Person”) or (ii) the 10th day after a person commences, or announces an intention to commence, a tender or exchange offer the consummation of which would result in any person or group becoming an Acquiring Person. The 15% threshold for becoming an Acquiring Person may be reduced by the board of directors to not less than 10% prior to any such acquisition.

        All the outstanding Rights may be redeemed by us for $0.01 per Right prior to such time that any person or group becomes an Acquiring Person. Under certain circumstances, the board of directors may decide to exchange each Right (except Rights held by an Acquiring Person) for one share of common stock. The Rights will expire on May 19, 2006 unless earlier redeemed.

        A Right is currently attached to each issued and outstanding share of common stock. As long as the Rights are attached to and evidenced by the certificates representing our common stock, we will continue to issue one Right with each share of common stock that shall become outstanding.

Preferred Stock

        Our Charter authorizes us to issue 5,000,000 shares of preferred stock (Series A and B), par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors or a duly authorized committee thereof, without stockholder approval. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2003, there were 464,777 shares of Series B Cumulative Convertible Preferred Stock outstanding. All of the shares of our Series B Preferred Stock are listed on the New York Stock Exchange under the symbol “HLPRB”.

        Ranking
        The Series B preferred stock ranks senior to our common stock and any shares of Series A Preferred Shares issued pursuant to the Rights (as defined above) with respect to payment of dividends and amounts upon liquidation, dissolution or winding up.

        While any shares of Series B preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B preferred stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66of the outstanding shares of Series B preferred stock and any other series of preferred stock ranking on a parity with the Series B preferred stock as to dividends and upon liquidation, dissolution or winding up (a “Parity Stock”), voting as a single class without regard to series.

        Dividends
        Series B preferred stockholders are entitled to receive, when, as and if declared by the board of directors out of our assets legally available therefore, cumulative cash dividends at the rate per annum of $3.50 per share of Series B preferred stock. Dividends on the Series B preferred stock are payable quarterly in arrears on October 1, January 1, April 1 and July 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the board of directors), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series B preferred stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series B preferred stock do not bear interest.

        Redemption
        The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus, in each case, all dividends undeclared and unpaid on the Series B preferred stock ($12.25 per share at January 2, 2004) up to the date fixed for redemption, upon giving notice as provided below.

        Liquidation Preference
        The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2003, our preferred stock had a liquidation preference of $23.2 million, plus dividends in arrears of approximately $5.7 million.

        Voting Rights
        Except as indicated below, or except as otherwise from time to time required by applicable law, the Series B preferred stockholders have no voting rights and their consent is not required for taking any corporate action. When and if the Series B preferred stockholders are entitled to vote, each holder will be entitled to one vote per share.

        Because we had not declared and paid six quarterly dividends on the Series B preferred stock, the Series B preferred stockholders, voting as a single class, elected two additional directors to the board to serve for three year terms at our annual meeting on May 10, 2002. The Series B preferred stockholders will have the right to elect two directors (never to total more than two) at subsequent annual meetings at which the three year terms expire if any cumulative dividends then remain unpaid.

        Conversion Rights
        Each share of Series B preferred stock is convertible, in whole or in part at the option of the holders thereof, into shares of common stock at a conversion price of $15.55 per share of common stock (equivalent to a conversion rate of 3.2154 shares of common stock for each share of Series B preferred stock). The right to convert shares of Series B preferred stock called for redemption will terminate at the close of business on the day preceding a redemption date (unless we default in payment of the redemption price).

        In July 2002, we completed an offer to acquire all currently outstanding Series B preferred stock in exchange for newly issued shares of common stock. A total of 1,546,598 shares, or 67.2%, of the total number of Series B preferred shares outstanding were validly tendered and exchanged into 10,826,186 shares of our common stock. During the third quarter of 2002, we incurred a non-cash dividend of approximately $17.6 million related to the exchange offering. The $17.6 million dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus. Following the completed exchange offering, the total of cumulative preferred dividends was $23.3 million for the year ending December 31, 2002. The completed exchange offering eliminated $11.2 million of previously undeclared and unpaid preferred stock dividends.

        During the fourth quarter of 2003, we entered into privately negotiated exchange agreements with holders of approximately 38% of our currently outstanding Series B preferred stock in exchange for shares of common stock. A total of 287,975 shares of the total number of Series B preferred shares were exchanged into 2,181,630 shares of our common stock. During the fourth quarter of 2003, we incurred a non-cash dividend of approximately $9.6 million related to the exchanges, which represents the difference between the value of the common stock issued and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. Similar to the July 2002 exchange offer, the non-cash dividend had no impact on our total shareholders’ equity. Following the exchanges, the total of cumulative preferred dividends was $12.2 million for the year ended December 31, 2003. Also during 2003, a total of 650 shares of Series B preferred stock were converted into 2,089 shares of our common stock at the election of the stock holders.

        On January 9, 2004, we announced an exchange offer for the 464,777 remaining outstanding shares of our preferred stock at an exchange rate equal to $66.00, divided by the volume-weighted average of the reported sales price on the New York Stock Exchange of our common stock for the five trading days ending at the close of the second trading day prior to the expiration date of the exchange offer (not to exceed 8.25 common shares).

        Stock Based Plans
        At December 31, 2003, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock based plans described below.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	77.38%	78.89%	61.24%
Risk-free interest rate	1.90%	2.09%	4.68%
Expected life of options	3.2 years	3.0 years	4.3 years

        The weighted average fair value of options granted in 2003, 2002 and 2001 was $1.93, $1.38 and $0.47, respectively.

        With respect to our executive officers and certain key employees, we use three stock-based compensation plans, which are intended to aid us in attracting, retaining and motivating our officers and key employees, and are intended to provide us with the ability to provide incentives more directly linked to the profitability of our business and increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock and the issuance of restricted shares of our common stock, among other things.

        We adopted a nonstatutory stock option plan in 1987. All of the outstanding stock options under the 1987 plan were granted at an exercise price equal to the fair market value at the date of grant and with an associated tax offset bonus. Outstanding options under the 1987 plan are immediately exercisable for periods up to ten years. During 2002 and 2001, respectively, 46,000 and 8,000 options to acquire shares expired under the 1987 plan, with no further expirations during 2003. The ability to grant further options under the plan expired in 1997.

        Our 1995 Stock Incentive Plan as amended in 2002 authorizes the issuance of up to 6,000,000 shares of our common stock pursuant to the grant or exercise of awards under the plan. The board committee that administers the 1995 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. The 1995 plan will terminate 15 years after the effective date of the plan.

        During 2003, 2002 and 2001, respectively, options to acquire 1,186,000, 1,095,000 and 698,000 shares were granted to our officers and key employees. The 2002 and 2001 options were granted with vesting requirements, however all of such options are currently available for exercise. The 2003 options were granted without vesting requirements. For the options granted in 2003, 2002 and 2001, there is no tax offset bonus provision. During 2003, 2002 and 2001, respectively, 1,334, 4,000 and 114,500 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan.

        In 2003, 2002 and 2001, 186,055 and 431,277 and zero shares, respectively, of our common stock were issued under the 1995 plan to key personnel as payment for incentive compensation earned during the previous year.

        In November 2001, 76,142 shares of our restricted common stock were issued to one of our officers as a component of the officer’s base salary for the twelve-month period commencing December 1, 2001. These shares were issued under the 1995 plan and are fully vested.

        At December 31, 2003, there were 821,860 shares available for future grant under the 1995 plan, and at December 31, 2002, there were 2,192,581 shares available for future grant.

        In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. Each nonemployee director is to be credited on May 30 of each year that number of shares determined by dividing $10,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to nonemployee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered.

        The maximum number of shares of common stock which may be granted pursuant to the Directors’ Stock Plan, is 1,000,000. During 2003, 2002 and 2001, respectively, 18,780, 72,681 and 7,000 shares were credited to the nonemployee directors. During 2003, 2002 and 2001, $78,000, $70,000 and $7,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2003, there were 830,809 shares available for grant in the future under the plan.

        Transactions concerning stock options pursuant to all of the above-described stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding, December 31, 2000	1,815,500	$4.85
Year ended December 31, 2001
Granted	698,000	$1.13
Exercised	—	$—
Expired	(122,500)	$2.41

Outstanding, December 31, 2001	2,391,000	$3.89
Year ended December 31, 2002
Granted	1,095,000	$3.25
Exercised	(634,330)	$1.85
Expired	(50,000)	$9.75

Outstanding, December 31, 2002	2,801,670	$3.99
Year ended December 31, 2003
Granted	1,186,000	$4.95
Exercised	(1,933,434)	$3.43
Expired	(1,334)	$3.23

Outstanding, December 31, 2003	2,052,902	$5.08

	2003	2002	2001

Exercisable options	2,052,902	2,467,714	1,701,400
Weighted average exercise price	$5.08	$4.09	$4.62

        The following table presents information about the stock options outstanding as of December 31, 2003:

			Weighted Average
	Shares	Range of Exercise Price	Exercise Price	Remaining Life (years)

Exercisable options	179,000	$1.13 - $ 1.31	$1.13	3
Exercisable options	32,000	$2.88	$2.88	5
Exercisable options	306,402	$3.23 - $ 3.48	$3.23	2
Exercisable options	468,500	$4.08 - $ 5.19	$4.48	2
Exercisable options	853,500	$5.63 - $ 8.00	$6.02	3
Exercisable options	213,500	$8.63 - $ 9.63	$8.91	1

Total exercisable options	2,052,902	$1.13 - $ 9.63	$5.08	2

        The above stock option information excludes stock options purchased under the 2002 Deferred Compensation Plan discussed in more detail in Note 9.

        For the years ended December 31, 2003 and 2002, approximately $1.0 and $0.7 million, respectively, were recognized for tax offset bonus expenditures and accruals on employee stock option plans. No amounts were charged to operations in connection with the stock option plans during 2001.

Note 11: Business Segments

        We are organized and managed into three segments which represent the geographical areas in which we operate, Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit). Prior to 2003, we were organized into the silver segment, the gold segment and industrial minerals segment, the majority of which was sold during 2001 and reported as a discontinued operation. We have changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for all periods presented. For information regarding our former industrial minerals segment, see Note 16 — Discontinued Operations. General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to segments.

        Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,

Segment	2003	2002	2001

United States	35.9%	31.1%	42.3%
Venezuela	33.7%	46.6%	48.6%
Mexico	30.0%	22.3%	9.1%
Other	0.4%	—	—

        The tables below present information about reportable segments as of and for the years ended December 31 (in thousands). Information related to the statement of operations data relates to continuing operations only.

	2003	2002	2001

Net sales to unaffiliated customers:
United States	$41,685	$32,873	$36,012
Venezuela	39,192	49,296	41,452
Mexico	34,956	23,531	7,783
Other	520	—	—

	$116,353	$105,700	$85,247

Income (loss) from operations:
United States	$4,323	$(1,476)	$(9,230)
Venezuela	10,344	15,181	12,067
Mexico	11,906	5,954	(482)
Other	(33,627)	(10,318)	(8,377)

	$(7,054)	$9,341	$(6,022)

Capital expenditures (including non-cash additions):
United States	$1,887	$2,856	$5,440
Venezuela	13,879	8,564	4,692
Mexico	3,863	1,834	7,743
Other	1,156	1,997	160

	$20,785	$15,251	$18,035

Depreciation, depletion and amortization:
United States	$7,986	$8,342	$9,641
Venezuela	8,538	11,273	9,868
Mexico	3,597	2,921	966
Other	341	116	265

	$20,462	$22,652	$20,740

Other significant non-cash items:
United States	$217	$714	$644
Venezuela	(475)	2,638	354
Mexico	165	403	63
Other	23,120	2,213	44

	$23,027	$5,968	$1,105

Identifiable assets:
United States	$71,539	$68,954	$73,209
Venezuela	47,538	40,004	40,488
Mexico	17,837	13,568	11,636
Discontinued operations	—	686	2,714
Other	141,281	36,929	25,069

	$278,195	$160,141	$153,116

        The following is sales information for continuing operations by geographic area, based on the location of concentrate shipments and location of parent company for sales to metal traders, for the years ended December 31 (in thousands):

	2003	2002	2001

United States	$13,698	$7,779	$15,895
Canada	21,698	13,276	15,951
Mexico	14,468	22,929	12,018
United Kingdom	16,970	28,070	20,771
Japan	34,500	24,090	13,018
Korea	8,407	5,456	4,344
Other foreign	6,612	4,100	3,250

	$116,353	$105,700	$85,247

        The following are our long-lived assets for continuing operations by geographic area as of December 31 (in thousands):

	2003	2002	2001

United States	$57,443	$61,281	$69,791
Venezuela	28,811	23,000	25,677
Mexico	9,061	8,084	9,125

	$95,315	$92,365	$104,593

        Sales to significant metals customers as a percentage of total sales from continuing operations were as follows for the years ended December 31:

	2003	2002	2001

Mitsubishi International Corp.	26.2%	19.9%	11.2%
Teck Cominco Ltd.	21.1%	12.6%	16.3%
Standard Bank London	15.2%	24.8%	25.2%
Met-Mex Peñoles, S.A. de C.V.	13.7%	21.7%	14.1%
HSBC Bank USA	9.0%	6.1%	13.8%

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

        The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted cash and investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices as recognized in the financial statements. Fair value of forward contracts and commodity swap contracts are supplied by our counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The fair value of long-term debt is based on the discounted value of contractual cash flows and at December 31, 2003 and 2002, approximates fair value. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

        The estimated fair values of other financial instruments are as follows (in thousands):

	December 31,

	2003		2002

	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Financial assets (liabilities):
Short-term investments	$18,003	$18,003	$—	$—
Investments	$722	$722	$76	$76
Gold lease rate swap	$169	$169	$307	$307
Long-term debt	$(4,673)	$(4,673)	$(11,953)	$(11,953)
Gold forward sales contracts	$—	$(6,300)	$—	$(6,480)

Note 13: Income (Loss) per Common Share

        The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the losses applicable to common shareholders in computing basic and diluted loss per common share (dollars and shares in thousands, except per share amounts). Non-cash dividends of approximately $9.6 million and $17.6 million, respectively, were included in the 2003 and 2002 amounts related to completed preferred stock exchange offerings. For additional information relating to the exchange offerings, see Note 10 of Notes to Consolidated Financial Statements.

	2003	2002	2001

Income (loss) before cumulative effect of change in accounting principle and preferred stock dividends	$(7,088)	$8,639	$2,340
Add: Cumulative effect of change in accounting Principle	1,072	—	—
Less: Preferred stock dividends	(12,154)	(23,253)	(8,050)

Basic and diluted loss applicable to common Shareholders	$(18,170)	$(14,614)	$(5,710)

Basic and dilutive weighted average shares	110,610	80,250	69,396

Basic and diluted loss per common share	$(0.16)	$(0.18)	$(0.08)

        These calculations of diluted losses per share exclude the effects of convertible preferred stock ($23.2 million in 2003, $37.7 million in 2002 and $115.0 million in 2001), as well as common stock issuable upon the exercise of various stock options and warrants, as their conversion and exercise would be antidilutive, as follows:

	2003	2002	2001

1995 Stock Incentive Plan	2,052,902	2,801,670	2,391,000
2002 Key Employee Deferred Compensation Plan	202,218	7,613	—
Warrants	—	2,000,000	1,098,801

Note 14: Other Comprehensive Income (Loss)

        Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Items	Unrealized Gains (Losses) On Securities	Minimum Pension Liability Adjustment	Change in Derivative Contracts(1)	Total Accumulated Other Comprehensive Income (Loss)

Balance December 31, 2000	$(4,898)	$40	$—	$—	$(4,858)
2001 change	(4,898)	(26)	—	159	5,031

Balance December 31, 2001	—	14	—	159	173
2002 change	—	9	—	(218)	(209)

Balance December 31, 2002	—	23	—	(59)	(36)
2003 change	—	644	(1,400)	39	(717)

Balance December 31, 2003	$—	$667	$(1,400)	$(20)	$(753)

(1)	Included in the change in derivative contracts for the year ended December 31, 2001, is a $136,000 loss on the cumulative effect of adopting SFAS 133, $39,000 of realization on gold lease swaps during 2001 and a fair value gain adjustment on swaps outstanding at December 31, 2001, of $256,000. Included in the change in derivative contracts for the year ended December 31, 2002, was $38,000 of realization on gold lease swaps during 2002 and a fair value loss adjustment on swaps expired in January 2002. Included in the change in derivative contracts for the year ended December 31, 2003, was $39,000 of realization on gold lease swaps during 2003.

Note 15: Investment in Greens Creek Joint Venture

        We hold a 29.73% interest in the Greens Creek unit through a joint-venture arrangement. We record our portion of the assets and liabilities of the Greens Creek unit pursuant to the proportionate consolidation method whereby 29.73% of the assets and liabilities of the Greens Creek unit are included in our consolidated financial statements. The following summarized balance sheets as of December 31, 2003 and 2002, and the related summarized statement of operations for the years ended December 31, 2003, 2002 and 2001, are derived from the audited financial statements of the Greens Creek Joint Venture. The financial information below is presented on a 100% basis (in thousands).

Balance Sheet	2003	2002

Assets:
Current assets	$46,715	$22,945
Properties, plants and equipment, net	134,383	144,515

Total assets	$181,098	$167,460

Liabilities and equity:
Liabilities	$27,150	$16,642
Equity	153,948	150,818

Total liabilities and equity	$181,098	$167,460

Summary of Operations	2003	2002	2001

Net revenue	$105,259	$85,190	$75,291

Operating income (loss)	$17,406	$5,274	$(3,694)

Net income (loss)	$15,130	$5,437	$(3,658)

        The Greens Creek unit is operated through a joint-venture arrangement, and we own an undivided 29.73% interest in the assets of the venture. The remaining 70.27% owner is a wholly owned subsidiary of Kennecott Minerals. Under the joint-venture agreement, the joint participants, including us, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of the joint venture, we could incur losses in excess of our pro-rata share of the joint venture. In the event any participant so defaults, the agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting party’s share of products, or its joint-venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to us, we have no reason to believe that our joint-venture participants with respect to Greens Creek unit will be unable to meet their financial obligations under the terms of the agreement.

Note 16: Discontinued Operations

        In furtherance of our determination to focus operations on silver and gold mining and to raise cash to retire debt and provide working capital, our board of directors made the decision to sell the industrial minerals segment in 2000. In March 2001, we completed a sale of the Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico (collectively the “K-T Group”) and certain other minor inactive industrial minerals companies for $62.5 million. We recorded a gain on the sale of the K-T Group of $12.7 million during 2001. The proceeds from the sale were used to repay a term loan facility of $55.0 million, and to repay amounts outstanding under a $2.0 million revolving bank agreement. The remaining net proceeds were available for general corporate purposes.

        In March 2002, we completed a sale of the pet operations of the Colorado Aggregate division (“CAC”) of MWCA, Inc. for approximately $1.6 million in cash. The sale of the pet operations did not result in a gain or loss. At December 21, 2002, the remaining net assets of this segment were reclassified from net assets of discontinued operations to their respective categories of inventory and accrued reclamation on our consolidated balance sheet.

        In March 2003, we sold the remaining inventories of the briquette division of CAC and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported a loss from operations of approximately $84,000 for the year ended December 31, 2003. During 2003, we did not record any gain or loss from discontinued operations compared to a loss from discontinued operations of $2.2 million ($0.03 per common share) for the year ended December 31, 2002, and income from discontinued operations of $11.9 million ($0.17 per common share) for the year ended December 31, 2001. All activity associated with the former industrial minerals segment for the year ended December 31, 2003 is considered a general corporate activity and is presented as “other” where appropriate.

        A summary of operating results of discontinued operations for the years ended December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Sales of products	$4,221	$21,625

Cost of sales	5,145	20,082
Depreciation, depletion and amortization	116	1,099

	5,261	21,181

Gross profit (loss)	(1,040)	444

Other operating expenses:
General and administrative	—	86
Exploration	—	174

	—	260

Income (loss) from operations	(1,040)	184

Other income (expense):
Interest and other income	—	1
Miscellaneous expense	(1,178)	(923)
Interest expense	(6)	(5)

	(1,184)	(927)

Income (loss) from discontinued operations before income taxes and gain (loss) on disposal	(2,224)	(743)
Income tax provision	—	—
Gain on disposal, net of income tax	—	12,665

Income (loss) from discontinued operations	$(2,224)	$11,922

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K — December 31, 2003
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated herein by reference.
3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3(ii) to Registrant’s Current Report on Form 8-K dated November 13, 1998 (File No. 1-8491) and incorporated herein by reference.
4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.
4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.
4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 (File No. 1-8491) and incorporated herein by reference.
4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.
4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.
4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

Certain instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, where the total amount of securities authorized under any such instrument does not exceed 10% of the Registrant’s consolidated total assets, are not filed herewith pursuant to Item 601(b)(ii)(A) of Regulation S-K. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10.2	Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated by herein by reference. (1)
10.3(a)	Form of Executive Deferral Plan Master Document, as amended, effective November 13, 1993. Filed as exhibit 10.3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8491) and incorporated herein by reference. (1)
10.3(b)	Form of Director Deferral Plan Master Plan Document effective January 1, 1995. Filed as exhibit 10.3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)
10.4(a)	1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant’s Proxy Statement dated March 20, 1987 (File No. 1-8491) and incorporated herein by reference. (1)
10.4(b)	Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)
10.4(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)
10.4(d)	Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference. (1)
10.5(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference. (1)
10.5(b)	Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)
10.5(c)	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)
10.6	Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference. (1)

10.7	Summary of Short-term Performance Payment Plan. Filed as exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)
10.8(a)	Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.
10.8(b)	Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.
10.8(c)	First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.
10.10	Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491) and incorporated herein by reference.
10.11	Credit Agreement dated as of June 25, 1999, among Monarch Resources Investments Limited as Borrower, Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank of London Limited as Collateral and Administrative Agent. Filed as exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.
10.12	Subordinated Loan Agreement dated as of June 25, 1999, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Initial Lender, Collateral and Administrative Agent. Filed as exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.
10.13	Subordination Agreement dated as of June 25, 1999, among NationsBank, N.A. as Senior Creditor, Standard Bank of London Limited as Subordinated Creditor and Hecla Mining Company. Filed as exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.
10.14	Subordinated Agreement dated June 29, 2000, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Lender. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2000 (File No. 1–8491) and incorporated herein by reference.

10.15	Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank of London Limited as Senior Creditor and Subordinated Creditor. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.
10.16	Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.
10.18	Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.
10.21	Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.
10.22	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.
10.23	Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility.*
10.24(a)	Preferred Stock Exchange Agreement between Hecla Mining Company and Langley Partners L.P., dated November 19, 2003. Filed as exhibit 12(d)(17) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(b)	Preferred Stock Exchange Agreement between Hecla Mining Company and Cohanzick Credit Opportunities Fund Ltd., dated November 20, 2003. Filed as exhibit 12(d)(18) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(c)	Preferred Stock Exchange Agreement between Hecla Mining Company and Ariel Fund, Ltd., dated November 20, 2003. Filed as exhibit 12(d)(19) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(d)	Preferred Stock Exchange Agreement between Hecla Mining Company and Gabriel Capital, L.P., dated November 20, 2003. Filed as exhibit 12(d)(20) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(e)	Preferred Stock Exchange Agreement between Hecla Mining Company and Cohanzick High Yield Partners L.P., dated November 20, 2003. Filed as exhibit 12(d)(21) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(f)	Preferred Stock Exchange Agreement between Hecla Mining Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(22) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(g)	Preferred Stock Exchange Agreement between Hecla Mining Company and Lonestar Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(23) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(h)	Preferred Stock Exchange Agreement between Hecla Mining Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(24) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(i)	Preferred Stock Exchange Agreement between Hecla Mining Company and Generic Trading of Philadelphia, LLC, dated December 8, 2003. Filed as exhibit 12(d)(25) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(j)	Preferred Stock Exchange Agreement between Hecla Mining Company and Smith Barney Inc., dated December 10, 2003. Filed as exhibit 12(d)(26) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(k)	Preferred Stock Exchange Agreement between Hecla Mining Company and Maxim Group, dated December 17, 2003. Filed as exhibit 12(d)(27) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
10.24(l)	Preferred Stock Exchange Agreement between Hecla Mining Company and Generic Trading of Philadelphia, LLC, dated December 30, 2003. Filed as exhibit 12(d)(28) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.
11.	Computation of weighted average number of common shares outstanding.*
21.	List of subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP, to incorporate by reference its report dated January 16, 2004, on the Financial Statements of Greens Creek Joint Venture in the Registrant’s Registration Statements on Form S-8, No. 333-68799, No. 33-14758, No. 33-60095 and No. 33-60099.*
23.2	Consent of BDO Seidman, LLP, to incorporate by reference its report dated February 7, 2004, on the Consolidated Financial Statements of the Registrant in the Registrant’s Registration Statements on Form S-8, No. 333-68799, No. 33-14758, No. 33-60095 and No. 33-60099.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Indicates a management contract or compensatory plan or arrangement.

        * Filed herewith.