Form 10-Q
period 2004-03-31
HECLA MINING CO/DE/
filed 2004-05-05
CIK 719413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004


Commission file number               1-8491
                       --------------------------------------------------------


                              HECLA MINING COMPANY
================================================================================
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                              82-0126240
----------------------------------------        ----------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

   6500 N. Mineral Drive, Suite 200
        Coeur d'Alene, Idaho                         83815-9408
----------------------------------------        ----------------------
(Address of Principal Executive Offices)             (Zip Code)

                                  208-769-4100
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.
Yes  XX .      No     .
    ----          ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  XX .      No     .
    ----          ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Shares Outstanding April 30, 2004
--------------------------------------      ---------------------------------
     Common stock, par value                          118,266,211
         $0.25 per share

                      Hecla Mining Company and Subsidiaries

                                    Form 10-Q

                      For the Quarter Ended March 31, 2004


                                   I N D E X*
                                   ----------

                                                                            Page
                                                                            ----
PART I. - Financial Information

        Item l  -  Financial Statements (unaudited)

                -  Consolidated Balance Sheets -
                   March 31, 2004 and December 31, 2003                       3

                -  Consolidated Statements of Operations and
                   Comprehensive Income - Three Months Ended
                   March 31, 2004 and 2003                                    4

                -  Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2004 and 2003                 5

                -  Notes to Consolidated Financial Statements                 6

        Item 2  -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             20

        Item 3  -  Quantitative and Qualitative Disclosures About
                   Market Risk                                               40

        Item 4  -  Controls and Procedures                                   42

PART II. - Other Information

        Item 1  -  Legal Proceedings                                         43

        Item 2  -  Changes in Securities, Use of Proceeds and Issuer
                   Purchases of Equity Securities                            43

        Item 3  -  Defaults Upon Senior Securities                           43

        Item 6  -  Exhibits and Reports on Form 8-K                          44



*Certain items are omitted, as they are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (unaudited)
                        (In thousands, except share data)


                                                                    March 31,      December 31,
                                                                      2004             2003
                                                                    ---------      ------------
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                                        $  94,431       $ 105,387
   Short-term investments                                              25,455          18,003
   Accounts and notes receivable                                       19,591          16,318
   Inventories                                                         18,092          16,936
   Deferred income taxes                                                1,605           1,427
   Other current assets                                                 5,335           3,174
                                                                    ---------       ---------
           Total current assets                                       164,509         161,245
Investments                                                             1,281             722
Restricted cash and investments                                         9,766           6,447
Properties, plants and equipment, net                                  95,582          95,315
Deferred income taxes                                                      --             896
Other noncurrent assets                                                13,874          13,570
                                                                    ---------       ---------

           Total assets                                             $ 285,012       $ 278,195
                                                                    =========       =========

                                   LIABILITIES
                                   -----------

Current liabilities:
   Accounts payable and accrued expenses                            $  11,942       $  13,847
   Accrued payroll and related benefits                                 6,772           7,307
   Current portion of debt                                              3,257           2,332
   Accrued taxes                                                        2,754           3,193
   Current portion of accrued reclamation and closure costs             7,800           7,400
                                                                    ---------       ---------
           Total current liabilities                                   32,525          34,079
Long-term debt                                                          2,098           2,341
Accrued reclamation and closure costs                                  62,676          63,232
Other noncurrent liabilities                                            7,121           7,114
                                                                    ---------       ---------
           Total liabilities                                          104,420         106,766
                                                                    ---------       ---------

                              SHAREHOLDERS' EQUITY
                              --------------------

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
   issued 2004 - 157,816 shares and 2003 - 464,777 shares,
   liquidation preference 2004 - $9,962 and 2003 - $28,932                 39             116
Common stock, $0.25 par value, authorized 200,000,000 shares;
   issued 2004 - 118,266,211 shares and
   issued 2003 - 115,543,695 shares                                    29,554          28,886
Capital surplus                                                       507,030         504,858
Accumulated deficit                                                  (355,380)       (361,560)
Accumulated other comprehensive loss                                     (533)           (753)
Less treasury stock, at cost; 2004 and 2003 - 8,274 common shares        (118)           (118)
                                                                    ----------      ----------

           Total shareholders' equity                                 180,592         171,429
                                                                    ---------       ---------

           Total liabilities and shareholders' equity               $ 285,012       $ 278,195
                                                                    =========       =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

   Consolidated Statements of Operations and Comprehensive Income (Unaudited)
                      (in thousands, except for share data)

                                                                           Three Months Ended
                                                                         ----------------------
                                                                         March 31,    March 31,
                                                                           2004          2003
                                                                         ---------    ---------
Sales of products                                                        $  36,650    $  26,441
                                                                         ---------    ---------

Cost of sales and other direct production costs                             16,848       14,583
Depreciation, depletion and amortization                                     6,393        4,903
                                                                         ---------    ---------
                                                                            23,241       19,486
                                                                         ---------    ---------
Gross profit                                                                13,409        6,955
                                                                         ---------    ---------

Other operating expenses:
    General and administrative                                               1,779        2,039
    Exploration                                                              2,414        1,782
    Pre-development expense                                                    296          351
    Depreciation and amortization                                               75           29
    Other operating expense (income)                                         1,210       (3,828)
    Provision for closed operations and environmental matters                  778           80
                                                                         ---------    ---------
                                                                             6,552          453
                                                                         ---------    ---------
Income from operations                                                       6,857        6,502
                                                                         ---------    ---------

Interest income (expense):
    Interest income                                                            387          279
    Interest expense                                                          (198)        (359)
                                                                         ---------    ---------
                                                                               189          (80)
                                                                         ---------    ---------
Income from operations, before income taxes and cumulative
   effect of change in accounting principle                                  7,046        6,422
Income tax provision                                                          (866)        (759)
                                                                         ---------    ---------
Income from operations before cumulative effect of change in
   accounting principle                                                      6,180        5,663
Cumulative effect of change in accounting principle, net of income tax          --        1,072
                                                                         ---------    ---------

Net income                                                                   6,180        6,735
Preferred stock dividends                                                  (11,188)        (659)
                                                                         ---------    ---------

Income (loss) applicable to common shareholders                          $  (5,008)   $   6,076
                                                                         =========    =========

Net income                                                               $   6,180    $   6,735
Unrealized holding gains on securities                                         212           50
Other                                                                            8            9
                                                                         ---------    ---------

Comprehensive income                                                     $   6,400    $   6,794
                                                                         =========    =========

Basic and diluted income (loss) per common share:
   Income (loss) from operations after preferred stock dividends         $   (0.04)   $    0.05
   Cumulative effect of change in accounting principle                          --         0.01
                                                                         ---------    ---------

Basic and diluted income (loss) per common share                         $   (0.04)   $    0.06
                                                                         =========    =========

Basic weighted average number of common shares outstanding                 117,318      109,320
                                                                         =========    =========

Diluted weighted average number of common shares outstanding               117,318      110,209
                                                                         =========    =========

                   The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                Three Months Ended
                                                                              -----------------------
                                                                              March 31,     March 31,
                                                                                2004           2003
                                                                              ---------    ---------
Operating activities:
   Net income                                                                 $   6,180    $   6,735
   Non-cash elements included in net income:
     Depreciation, depletion and amortization                                     6,468        4,932
     Cumulative effect of change in accounting principle                             --       (1,072)
     Gain on disposition of properties, plants and equipment                        (24)        (209)
     Provision for reclamation and closure costs                                    568          234
     Change in deferred income taxes                                                718          675
     Stock compensation                                                             767           --
Change in assets and liabilities:
     Accounts and notes receivable                                               (3,273)         264
     Inventories                                                                 (1,156)        (917)
     Other current and noncurrent assets                                         (2,465)        (415)
     Accounts payable and accrued expenses                                       (1,405)      (2,476)
     Accrued payroll and related benefits                                          (344)      (2,535)
     Accrued taxes                                                                 (439)        (276)
     Accrued reclamation and closure costs and other noncurrent liabilities        (686)        (190)
                                                                              ---------    ---------

   Net cash provided by operating activities                                      4,909        4,750
                                                                              ---------    ---------

Investing activities:
   Purchases of short-term investments                                          (12,752)          --
   Maturities of short-term investments                                           5,300           --
   Additions to properties, plants and equipment                                 (6,796)      (2,027)
   Proceeds from disposition of properties, plants and equipment                     55          325
   Increase in restricted investments                                            (3,666)      (1,377)
                                                                              ---------    ---------

   Net cash used by investing activities                                        (17,859)      (3,079)
                                                                              ---------    ---------

Financing activities:
   Common stock issued under stock option plans                                   1,312           41
   Common stock issued, net of offering costs                                        --       91,287
   Borrowings on debt                                                             2,396        1,350
   Repayments on debt                                                            (1,714)        (337)
                                                                              ---------    ---------

   Net cash provided by financing activities                                      1,994       92,341
                                                                              ---------    ---------

Change in cash and cash equivalents:
   Net increase (decrease) in cash and cash equivalents                         (10,956)      94,012
   Cash and cash equivalents at beginning of period                             105,387       19,542
                                                                              ---------    ---------
   Cash and cash equivalents at end of period                                 $  94,431    $ 113,554
                                                                              =========    =========

See Note 9 for supplemental disclosure of non-cash financing activities.

                   The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.       BASIS OF PREPARATION OF FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of cash flows and notes to consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company ("we" or "our" or "us"). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2003.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ materially from those estimates.

NOTE 2.       INVESTMENTS AND RESTRICTED CASH

SHORT-TERM INVESTMENTS

         Short-term investments included certificates of deposit and held-to-maturity securities, which are carried at amortized cost. Due to the short-term nature of these investments, the amortized cost approximates fair market value. All of these investments are due within the next twelve months and consisted of the following as of March 31, 2004 and December 31, 2003:

                                                March 31,    December 31,
                                                    2004           2003
                                               -----------   ------------
Current Investments:
      Certificates of deposit                      $9,479         $3,094
      United States government and
         federal agency securities                  7,201          5,616
      Municipal securities                          5,591          6,091
      Corporate bonds                               3,184          3,202
                                               ----------    -----------
                                                  $25,455        $18,003
                                               ==========    ===========

RESTRICTED INVESTMENTS

         Various laws applicable to us and certain of our permits require that we put financial assurances in place for certain environmental and reclamation obligations and other potential liabilities. Our restricted investments are primarily investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $9.8 million and $6.4 million at March 31, 2004 and December 31, 2003, respectively.

         During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a $26.6 million restricted trust for future reclamation funding. Approximately $7.9 million was placed into restricted cash by the Greens Creek joint venture in January 2004, with the balance estimated to be funded from operating cash flows during the second quarter of 2004. Our 29.73% portion of the remaining $18.7 million will be approximately $5.5 million.

         We have received notification of approval of the federal permits needed from the Bureau of Land Management ("BLM") for the Hollister Development Block exploration project in Nevada, subject to a public comment period. The BLM has reviewed the necessary bonding calculations associated with this project and in March 2004 we deposited approximately $1.0 million in a restricted account as collateral for this bond. We are awaiting final adjudication of the bond by the BLM.

NOTE 3.       INCOME TAXES

         The income tax provision for the first three months of 2004 and 2003 varies from the amount that would have resulted from applying the statutory income tax rate to our income before income taxes primarily due to the availability and utilization of net operating losses in Mexico and a tax loss for currency devaluation in Venezuela. For the three months ended March 31, 2004, we recorded a $0.9 million provision for foreign income taxes, consisting primarily of deferred taxes and a current provision for accrued Mexican and Venezuelan withholding tax payable on interest expense. For the three months ended March 31, 2003, we recognized a $0.8 million provision for foreign income taxes due to Mexican withholding tax payable on interest expense and utilization of deferred tax assets.

NOTE 4.       INVENTORIES

         Inventories consist of the following (in thousands):

                                              March 31,     December 31,
                                                2004            2003
                                              ---------     ------------
         Concentrates, bullion, metals
            in transit and other products     $  6,847       $  7,788
         Restricted metals in transit            1,037             --
         Materials and supplies                 10,208          9,148
                                              --------       --------

                                              $ 18,092       $ 16,936
                                              ========       ========

         As previously reported in a press release in March 2004, approximately 5,000 ounces of gold production, valued at a cost of $1.0 million, was provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review, and is included in our product inventory at March 31, 2004. The gold is currently being stored at the Central Bank of Venezuela. For additional information, see Note 5 - Commitments and Contingencies.

         At March 31, 2004, we had forward sales contracts through December 31, 2004, for 35,794 ounces of gold at an average price of $288.25 per ounce, compared to 93,729 ounces at March 31, 2003. These contracts meet the criteria to be treated as normal sales in accordance with SFAS 138 and, as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. These forward sales contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at March 31, 2004 and 2003 was $423.70 per ounce and $335.35 per ounce, respectively.

         At March 31, 2004, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 22,660 ounces, compared to 78,728 ounces at March 31, 2003, of gold subject to the gold forward contracts. The ounces covered under the swap are adjusted each quarter as the gold forward contracts expire. At March 31, 2004, the fair market value of the Gold Lease Rate Swap was approximately $106,000, compared to $253,000 at March 31, 2003, which represents the amount the counterparty would have to pay us if the contract was terminated.

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

         In response to a request by us and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree, issued an Order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision ("ROD") on the Basin-wide Remedial Investigation/Feasibility Study. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we requested the Court release Hecla and ASARCO from future work under the 1994 Decree within the Bunker Hill site. On November 18, 2003, the Idaho Federal District Court issued its order on ASARCO's and our request for final relief on the motion to modify the 1994 Decree. The Court held that we and ASARCO were entitled to a reduction of $7,000,000 from the remaining work or costs under the 1994 Decree. Pursuant to the Court's order, the parties to the 1994 Decree have negotiated an agreement for crediting this reduction against the government's past cost claims and future work and payments under the 1994 Decree. In January

2004, both the United States and the State of Idaho filed notice of their appeal of the Federal District Court's order modifying the 1994 Consent Decree.

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

         As of March 31, 2004, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $6.8 million, which are anticipated to be made over the next four to five years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

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

         The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the United States' claims on January 22, 2001, and was concluded on July 30, 2001. The first phase of the trial addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the U.S. Government. On September 3, 2003, the Court issued its Phase I ruling, holding that we have some liability for Coeur d'Alene Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for these releases. The natural resource damages to which this 31% applies and the Court's determination of an appropriate clean-up plan will be addressed in the Phase II trial.

         The Court also found that while certain Basin natural resources had been injured, "there has been an exaggerated overstatement" by the plaintiffs of Basin environmental conditions and the mining impact. The Court also significantly limited the scope of the trustee plaintiffs' resource trusteeship and will require proof in the Phase II trial of the trustees' percentage of trusteeship in co-managed resources. The Court also left for the Phase II trial issues on the deference, if any, to be afforded the government's clean-up plan and on defendants' constitutional due process/retroactivity defense. In disclosure documents filed with the Court in December 2003, the U.S. Government claimed to have incurred approximately $100 million for past environmental study, remediation and legal costs associated with the Coeur d'Alene Basin for which it is alleging it is entitled to reimbursement in the Phase II trial. A portion of these costs is also included in the work to be done in the ROD. The Coeur d'Alene Tribe, in a similar disclosure document, alleges its claim for natural resource damages in the Phase II trial will be between $965 million and $1.8 billion and their past cost claim may be $5.6 million. The Phase II trial is currently scheduled to commence in April 2005. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States' litigation.

         Although the U.S. Government has previously issued its ROD proposing a clean-up plan totaling approximately $359 million, based upon the Court's prior orders, including its September 3, 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we estimated the range of our potential liability for remediation in the Basin to be

$18.0 million to $58.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we accrued the minimum liability within the range. As of March 31, 2004, we have estimated and accrued a potential liability for claims in the Coeur d'Alene Basin litigation of $18.0 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Coeur d'Alene Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to the Phase II trial, any interim Court determinations and the outcome of the Phase II trial.

         CLASS ACTION LITIGATION

         On or about January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs; real property remediation and restoration programs; and damages for diminution in property value, plus other damages and costs they allege resulted from historic mining and transportation practices of the defendants in the Coeur d'Alene Basin. On April 23, 2002, we filed a motion with the Court to dismiss the claims for relief relating to any medical monitoring programs and the remediation and restoration programs. At a hearing before the Idaho District Court on our and other defendants' motions held October 16, 2002, the Judge struck the complaint filed by the plaintiffs in January 2002 and instructed the plaintiffs to re-file the complaint limiting the relief requested by the plaintiffs to wholly private damages. The Court also dismissed the medical monitoring claim as a separate cause of action and stated that any requested remedy that encroached upon the EPA's clean-up in the Silver Valley would be precluded by the pending Federal Court case described above. The plaintiffs re-filed their amended complaint on January 9, 2003. As ordered by the Court, the amended complaint omits any cause of action for medical monitoring and no longer requests relief in the form of real property remediation or restoration programs. At a hearing on May 7, 2003, the Court vacated the entire amended complaint, and gave plaintiffs' counsel until June 30, 2003, to re-file an amended complaint that complies with Idaho law. Plaintiffs submitted a second amended complaint on June 9, 2003, which we have answered. Discovery on the issue of class certification is proceeding. We believe the claims alleged against us are subject to challenge on a number of bases and we intend to vigorously defend this litigation.

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

Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of March 31, 2004, we have not reduced our accrual or recorded a receivable for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

OTHER

         INDEPENDENCE LITIGATION

         In March 2002, Independence Lead Mines Company ("Independence"), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 Lease Agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleges that we violated the "prudent operator obligations" implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the Lease Agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the Lease Agreement and requesting unspecified damages. On March 18, 2003, Independence filed a motion for partial summary judgment or in the alternative, for preliminary injunction ("Motion"). The Motion requested that the Court terminate our leasehold interest in property owned by Independence within the DIA area, rule that we have committed waste while mining ore within property owned by Independence, and prohibit us from any further mining within property owned by Independence. We filed our response to the Motion on May 28, 2003, and a hearing was held in July 2003 on the Motion. By order dated August 8, 2003, the Court denied plaintiff's Motion. Trial of the case occurred from March 23 through April 1, 2004 and we are awaiting a decision. We believe that we have fully complied with all of our obligations under the 1968 Lease Agreement and intend to defend our right to operate the property under the Lease Agreement.

         VELARDENA MILL LITIGATION

         In Mexico, our subsidiary, Minera Hecla, is involved in litigation in Mexico City concerning a lien on certain major components of the Velardena mill that predated the sale of the mill to Minera Hecla. At the time of the purchase, the lien amount was believed to be approximately $590,000, which was deposited by the prior owner of the mill with the Court. On January 23, 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale, and the Court in Mexico City canceled the lien. On September 17, 2003, the lien holder filed the last in a series of unsuccessful appeals before a federal appeals court in Mexico City. On February 3, 2004, the federal appeals court in Mexico City upheld the lower court decisions that the lien had been cancelled. We believe that the lien has been fully satisfied and the lienholder has exhausted all appeals.

         Minera Hecla is also involved in other litigation in state and federal courts located within the State of Durango, Mexico concerning the Velardena mill. On October 10, 2003, representatives from Minera William, S.A. de C.V. (an affiliate of the prior owner of the Velardena mill and subsidiary of ECU Silver Mining, a Canadian company) presented to Minera Hecla court documents from a state court in Durango, Mexico that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. On October 21, 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. On February 2, 2004, Minera Hecla obtained a permanent restraining order that prohibits further interference with our operation and possession of the mill. We believe the claim of Minera William is without merit and it has no right to any portion of the Velardena mill. We intend to zealously defend our ownership interest.

         The court proceedings discussed above do not affect Minera Hecla's San Sebastian mine, located approximately 65 miles from the Velardena mill. The above-mentioned dispute could result in future disruption of operations at the Velardena mill. Although there can be no assurance as to the outcome of these proceedings, we believe an adverse ruling will not have a material adverse effect on our financial condition.

         VENEZUELA LITIGATION

         On February 20, 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold dore produced from the La Camorra unit that is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana ("MHV"). The impoundment was allegedly made due to irregularities in documentation that accompanied that shipment. That shipment is currently being stored at the Central Bank of Venezuela. All subsequent shipments of gold dore have been exported without intervention by Venezuelan government authorities. We have cooperated with the Venezuelan government in its investigation of the matter. On March 19, 2004, we filed with the Superior Tax Court in Bolivar City, state of Bolivar an injunction action against the National Guard to release the impounded gold dore. On April 6, 2004, that Court granted our request for an injunction but conditioned release of the gold pending resolution of an unrelated matter involving the Venezuelan tax authority (SENIAT), discussed below. We believe we are in compliance with our export license and all applicable laws. We intend to zealously pursue release of our gold.

         MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra unit from Monarch Resources Investments Limited ("Monarch") in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for that pending tax case in the Superior Tax Court in Caracas. On or about April 2, 2004, SENIAT filed with the Superior Tax Court in Bolivar City, state of Bolivar an embargo action against all of MHV's assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, on April 7, 2004, MHV made a cash deposit with the Court of approximately $4.2 million. As of the date of this filing, we are awaiting a decision concerning the embargo action. Although the Company believes the cash deposit will prevent any further action by SENIAT with respect to the embargo, there can be no assurances as to the outcome of this proceeding. If the Court were to award SENIAT all of its requested embargo, it could disrupt our operations in Venezuela and have a material adverse affect on our financial condition.

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

NOTE 6.       LONG-TERM DEBT AND CREDIT AGREEMENTS

         In February 2004, we made final payments of $0.5 million and $1.0 million, respectively, on the outstanding balances of a pre-existing credit agreement, used to provide project financing at the La Camorra mine, and a subordinated loan agreement, entered into in connection with the project financing agreement. Additionally, approximately $0.9 million in interest was paid at the same time under these agreements.

         At March 31, 2004, our wholly owned subsidiary, Minera Hecla, S.A. de C.V. ("Minera Hecla"), had $3.0 million outstanding under a project loan used to acquire a processing mill at Velardena, Mexico, to process ore mined from the San Sebastian mine near Durango, Mexico. The credit facility is nonrecourse to us. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months at a fixed interest rate equal to 13%. The final payment on this loan is due July 1, 2006. The loan is collateralized by the mill at Velardena and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

           In February 2003, the Venezuelan government implemented exchange controls, which have required us, in some instances, to convert United States dollars into the country's currency. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. In March 2004, MHV established a line of credit in Venezuelan bolivares at a local bank to facilitate the payment of national vendors in the country's currency. At March 31, 2004, approximately $2.4 million was outstanding under the line of credit and is secured by $2.0 million held by the bank, classified as other current assets on our Consolidated Balance Sheet. The outstanding balance on this line of credit bears interest at the rate of 17% and is due on June 29, 2004.


NOTE 7.       INCOME (LOSS) PER COMMON SHARE

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the income (loss) applicable to common shareholders for the three months ended March 31, 2004 and 2003, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts).

                                                                        Three Months Ended
                                                                      -----------------------
                                                                            March 31,
                                                                        2004         2003
                                                                      ---------    ---------
Income from operations before cumulative effect of change in
   accounting principle and preferred stock dividends                 $   6,180    $   5,663

Add:  Cumulative effect of change in accounting principle                    --        1,072
Less: Preferred stock dividends                                         (11,188)        (659)
                                                                      ---------    ---------


Basic income (loss) applicable to common shareholders                 $  (5,008)   $   6,076

Basic weighted average number of common shares outstanding              117,318      109,320
                                                                      ---------    ---------
Basic income (loss) per common share
                                                                      $   (0.04)   $    0.06
                                                                      =========    =========


Basic weighted average number of common shares outstanding              117,318      109,320

Effect of dilutive stock options                                             --          675

Effect of dilutive warrants                                                  --          214
                                                                      ---------    ---------
Diluted weighted average number of common shares                        117,318      110,209
                                                                      =========    =========
Basic and diluted income (loss) per common share
                                                                      $   (0.04)   $    0.06
                                                                      =========    =========

         These calculations of diluted income (loss) per share for the three months ended March 31, 2004 and 2003 exclude the effects of convertible preferred stock ($7.9 million in 2004 and $37.6 million in 2003), as well as common stock issuable upon the exercise of various stock options and warrants, as their conversion and exercise would be antidilutive, as follows:

                                            Three Months Ended
                                       --------------------------
                                               March 31,
                                         2004            2003
                                       ----------      ----------

              Stock Options              213,500       1,328,500

              Warrants                        --       2,000,000

NOTE 8.       BUSINESS SEGMENTS

         We are organized and managed into three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit). Prior to the fourth quarter of 2003, we were organized into a silver segment and a gold segment. We have changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for all periods presented. General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to the segments.

         The following tables present information about reportable segments for the three months ended March 31, 2004 and 2003 (in thousands):

                                                        Three Months Ended
                                                     ------------------------
                                                           March 31,
                                                        2004          2003
                                                     --------       --------
     Net sales to unaffiliated customers:
         United States                               $ 14,797       $  8,571
         Venezuela                                     11,755          8,976
         Mexico                                        10,170          8,353
         Other                                            (72)           541
                                                     --------       --------

                                                     $ 36,650       $ 26,441
                                                     ========       ========

     Income (loss) from operations:
         United States                               $  3,966       $    (45)
         Venezuela                                      2,926          1,801
         Mexico                                         4,232          3,646
         Other                                         (4,267)         1,100
                                                     ---------      --------

                                                     $  6,857       $  6,502
                                                     ========       ========

         The following table presents identifiable assets by reportable segment as of March 31, 2004 and December 31, 2003 (in thousands):

                                                  March 31,      December 31,
                                                   2004              2003
                                                ----------       ------------
         Identifiable assets:
              United States                     $   76,005         $  71,539
              Venezuela                             58,052            47,538
              Mexico                                18,229            17,837
              Other                                132,726           141,281
                                                ----------         ---------

                                                $  285,012         $ 278,195
                                                ==========         =========

NOTE 9.       SHAREHOLDERS' EQUITY

         In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged, which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. As of March 31, 2004, a total of 157,816 shares of preferred stock remain outstanding.

         Included in the first quarter 2004 loss applicable to common shareholders were preferred stock dividends of $11.2 million, which included non-cash dividend charges of approximately $10.9 million related to the exchanges of preferred stock for common stock as discussed above. The non-cash dividends represent the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their original conversion terms. The non-cash dividend had no net impact on our total shareholders' equity. Following the exchanges, the total of cumulative preferred dividends in arrears was $2.1 million as of March 31, 2004.

NOTE 10.      STOCK-BASED PLANS

         At March 31, 2004, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock-based plans described below. We have adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense for our stock-based plans been determined based on the fair market value at the grant date for awards during the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, our income (loss) and per share income
(loss) applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                     Three Months Ended
                                                          March 31,
                                                      2004       2003
                                                     -------    -------
Income (loss) applicable to common shareholders
     As reported                                     $(5,008)   $ 6,076
     Stock-based employee compensation expense
          included in reported income (loss)             767        385
     Total stock-based employee compensation
          expense determined under fair value
          based methods for all awards                  (767)    (1,053)
                                                     -------    -------

      Pro forma income (loss) applicable to common
          shareholders                               $(5,008)   $ 5,408
                                                     =======    =======

                                                     Three Months Ended
                                                          March 31,
                                                      2004       2003
                                                     -------    -------
Income (loss) applicable to common
   shareholders per share:
     As reported                                     $ (0.04)   $  0.06
     Pro forma                                       $ (0.04)   $  0.05

NOTE 11.   ASSET RETIREMENT OBLIGATIONS

         Commencing in the third quarter of 2003, the Greens Creek joint venture determined it necessary to establish a $26.6 million restricted trust for reclamation funding in the future. Approximately $7.9 million was placed into restricted cash in January 2004, with the balance to be funded from operating cash flows during the second quarter of 2004. Our 29.73% portion of the remaining $18.7 million will be approximately $5.6 million. There are no other assets legally restricted for purposes of settling asset retirement obligations at March 31, 2004.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which became effective January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original fair value estimate underlying the obligation. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 6% from the time we expect to pay the retirement obligation to the time we incurred the obligation. Upon initial application of SFAS No. 143 on January 1, 2003, we recorded the following:

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

         The following is a reconciliation of our total liability for asset retirement obligations (in thousands):

            Balance January 1, 2003                               $ 6,053
                 Revisions in estimated cash flows                  1,031
                 Accretion expense                                    747
                 Cash payments                                       (200)
                                                                  -------

            Balance December 31, 2003                               7,631
                 Accretion expense                                    132
                 Cash payments                                         (7)
                                                                  -------

            Balance March 31, 2004 (unaudited)                    $ 7,756
                                                                  =======

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

         In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." The SEC staff's position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." We have reclassified the net of our cost of mineral interests and associated accumulated amortization to property, plant and equipment as of March 31, 2004 ($5.1 million) and December 31, 2003 ($5.3 million).

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the period ended March 31, 2004, which did not have a material effect on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (INCLUDING INFORMATION INCORPORATED BY REFERENCE) ARE INTENDED TO BE COVERED BY THE SAFE HARBOR PROVIDED FOR UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR FORWARD-LOOKING STATEMENTS INCLUDE OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE RESULTS, PERFORMANCE, RESULTS OF LITIGATION, PROSPECTS AND OPPORTUNITIES. WE HAVE TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," "ESTIMATE" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND ARE EXPRESSED IN GOOD FAITH AND BELIEVED TO HAVE A REASONABLE BASIS. HOWEVER, OUR FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

         THESE RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH UNDER ITEM 1 - BUSINESS - RISK FACTORS IN OUR ANNUAL REPORT FILED ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. GIVEN THESE RISKS AND UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO HECLA MINING COMPANY OR TO PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THESE CAUTIONARY STATEMENTS. EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS, WE DO NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

         Hecla Mining Company is a precious metals company originally incorporated in 1891 (in this report, "we" or "our" refers to Hecla Mining Company and/or our affiliates and subsidiaries). We are engaged in the exploration, development, mining and processing of silver, gold, lead and zinc, and own or have interests in a number of precious and nonferrous metals properties. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to:

         o Manage all our business activities in a safe, environmentally responsible and cost-effective manner;
         o Give preference to projects where we will be the manager of the operation;
         o Provide a work environment that promotes personal excellence and growth for all our employees; and
         o        Conduct our business with integrity and honesty.

         Our strategy for growth is to focus our efforts and resources on expanding our precious metals reserves through exploration efforts, primarily on properties we currently own and through future potential acquisitions.

         We are organized and managed primarily on the basis of our products being produced from our three primary silver operating units: the San Sebastian unit in Mexico (the Mexico segment), the Greens Creek unit in Alaska and the Lucky Friday unit in Idaho (both in the United States segment); and one gold operation or the La Camorra unit in Venezuela (the Venezuela segment). The maps below indicate the locations of our operating units and our exploration projects, the Hollister Development Block and Block B concessions. For GAAP purposes and in accordance with SFAS 131 "Disclosures About Segments of an Enterprise and Related Information," we are organized into three segments:
Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit) as of March 31, 2004.

                               [MAP APPEARS HERE]


         We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (dore), which is further refined before sale to metals traders. Our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors beyond our control. From January to March 2004, we have seen rises in the prices of the metals we produce and the price increases have assisted in our improved revenues and cash flows. In the event these metals prices decline (as the price of silver did in April), we feel our strong balance sheet and low cost properties will allow us to continue to be successful.

         For the first quarter of 2004, we recorded net income of $6.2 million, compared to income of $6.7 million during the first quarter of 2003. However, while 2003's income was affected by a one-time positive $4.0 million legal settlement and a $1.1 million positive cumulative effect of change in accounting principle, net income during the first three months of 2004 is a direct result of an over 90% favorable variance in gross profit quarter-on-quarter. For the first quarter of 2004 compared to the same period in 2003, the average price of silver increased 43%, our average realized price of gold increased 14% and the average prices of lead and zinc increased 84% and 36%, respectively, both of which are important by-products at our Greens Creek and Lucky Friday units. As part of our corporate objectives to grow and expand production, exploration expenditures increased by 35%, primarily in Mexico, while our corporate general and administrative expenses decreased by 13% in the first quarter of 2004 compared to the first quarter of 2003. Our balance sheet continues to be strong, with over $94 million in cash, $25 million in investments with maturities within the next twelve months and minimal debt.

         In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of shares. At April 1, 2004, a redemption of the remaining preferred shares would cost approximately $10.0 million.

         As previously reported in a press release in March 2004, approximately 5,000 ounces of gold production was provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review. The gold is currently being stored at the Central Bank of Venezuela. We have cooperated with the Venezuelan government in its investigation of the matter. Subsequent shipments of gold have been exported out of Venezuela without incident. For additional information, see Note 5 to our Notes to Consolidated Financial Statements.

         The following table displays our actual silver and gold production (in thousand ounces) by operation for the quarters ended March 31, 2004 and 2003, and projected silver and gold production for the year ending December 31, 2004.


                                    Projected     First Quarters Ended March 31,
                                       2004           2004           2003
                                    ----------       --------       --------
Silver ounce production:
          San Sebastian unit            3,300            857          1,022
          Greens Creek unit (1)         3,500            745            741
          Lucky Friday unit             2,200            483            635
                                    ----------       --------       --------
Total silver ounces                     9,000          2,085          2,398
                                    ==========       ========       ========

                                    Projected     First Quarters Ended March 31,
                                       2004           2004           2003
                                    ----------       --------       --------
Gold ounce production:
          La Camorra unit                 142             38             35
          San Sebastian unit               44             11             11
          Greens Creek unit (1)            29              7              7
                                      -------        -------        -------
Total gold ounces                         215             56             53
                                      =======        =======        =======

(1) Reflects our 29.73% portion.


         Total cash and total production costs, and average metals prices were as follows:

                                                          First Quarters Ended
                                                                March 31,
                                                          --------------------
                                                             2004       2003
                                                            ------     ------

Average costs per ounce of silver produced:
          Total cash costs per ounce ($/oz.) (1,3)           1.43       1.67
          Total production costs per ounce ($/oz.) (1,3)     2.93       2.83

Average costs per ounce of gold produced:
          Total cash costs per ounce ($/oz.) (2,3)            142        137
          Total production costs per ounce ($/oz.) (2,3)      234        206

Average Metals Prices:
          Silver-Handy & Harman ($/oz.)                      6.71       4.69
          Gold-Realized ($/oz.)                               379        333
          Gold-London Final ($/oz.)                           408        352
          Lead-LME Cash ($/pound)                            0.38       0.21
          Zinc-LME Cash ($/pound)                            0.49       0.36

         (1) The lower costs per silver ounce during the first quarter of 2004 compared to 2003 are due in part to significant by-product credits from increased metals prices from our silver operating properties. Our costs per ounce amounts are calculated pursuant to standards of The Gold Institute.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with GAAP requires management to make a wide variety of estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Our accounting policies are described in Note 1 of the Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2003. We have identified our most critical accounting policies below that are most important to the portrayal of our current financial condition and results of operations. Management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors and the audit committee has reviewed the disclosures presented below.

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

         Sales of concentrates and precipitates from the Greens Creek, Lucky Friday and San Sebastian units are sold directly to smelters, with recorded amounts adjusted to month-end metals prices until final settlement. As a result of significant decrease in metals prices during April, we adjusted our estimated sales prices and our first quarter revenue by $1.7 million. At April 21, 2004, the prices for gold, silver, lead and zinc had declined from the March 31, 2004 balances by 7%, 22%, 12% and 9%, respectively, to $390 per ounce, $6.18 per ounce, $0.32 per pound and $0.45 per pound.

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

ENVIRONMENTAL MATTERS

         Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also known as the Superfund law). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the mining industry. We own or operate property, or have owned and operated property, used for industrial purposes. Use of these properties may subject us to potential material liabilities relating to the investigation and clean-up of contaminants, claims alleging personal injury or property damage as the result of exposures to, or release of, hazardous substances.

         At our operating properties, we accrue costs associated with environmental remediation obligations in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related asset. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

         Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $70.5 million at March 31, 2004, and we anticipate that expenditures relating to these reserves will be made over the next thirty years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 "Accounting for Contingencies." It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of March 31, 2004, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $40.0 million. For additional information, see Note 5 to our Notes to Consolidated Financial Statements.

FOREIGN EXCHANGE GAINS IN VENEZUELA

         The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 1,920 to $1 (as of February 7, 2004, formerly 1,600 to $1 since February 2003); which is the exchange rate we utilize to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated.

         Due to the exchange controls in place, the La Camorra unit recognized a foreign exchange gain of $2.8 million as a reduction to cost of sales, exploration and capital expenditures during the first quarter of 2004 due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar at 1,920 to $1; however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 40%.

BY-PRODUCT CREDITS AT THE SAN SEBASTIAN UNIT IN MEXICO

         Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from gold production and the continued increase in its price. Cash costs per ounce are calculated pursuant to standards of the Gold Institute and are consistent with how costs per ounce are calculated within the mining industry. For the quarter ended March 31, 2004, the total cash cost was a negative $0.44 per silver ounce, compared to a negative $0.07 per silver ounce during the same period in 2003. For the quarters ended March 31, 2004 and 2003, gold by-product credits were approximately $5.47 per silver ounce and $3.97 per silver ounce, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

                                   THREE MONTHS ENDED MARCH 31,
                                    2004                2003
                                  ------------------------------

                Silver             $  2.77            $  2.11
                Gold               $   168            $   158

         Cash costs per ounce of silver or gold represent non-U.S. Generally Accepted Accounting Principles ("GAAP") measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold produced provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

RESULTS OF OPERATIONS

         For the quarter ended March 31, 2004, we recorded net income of $6.2 million, compared to net income of $6.7 million during the first quarter of 2003, primarily due to significantly improved operating results. Factors contributing to these changes are in the discussion of each operating property below.

         For the quarter ended March 31, 2004, we recorded a loss applicable to common shareholders of approximately $5.0 million ($0.04 per common share), compared to income of approximately $6.1 million ($0.06 per common share) during the first quarter of 2003. Included in the first quarter 2004 loss were preferred stock dividends of $11.2 million, which included non-cash dividend charges of approximately $10.9 million related to the exchanges of preferred stock for common stock as discussed above. The non-cash dividends represent the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their terms. For more information, see Note 9 to our Notes to Consolidated Financial Statements.

THE MEXICO SEGMENT

         For the quarter ended March 31, 2004, the San Sebastian unit, located in the State of Durango, Mexico, reported sales of $10.2 million, compared to $8.4 million in 2003, and income from operations of $4.2 million in the 2004 period, compared to $3.6 million in 2003. These increases are primarily due to a 43% and 16% increase in the average price of silver and gold quarter-on-quarter, respectively, despite a 13% decrease in silver production during the first quarter of 2004 primarily due to lower ore grade. Cost of sales and other direct production costs as a percentage of sales from products decreased to 32.4% during the first quarter in 2004, from 43.7% in the 2003 period, primarily due to the increased sales .

         Silver and gold production during the first quarter of 2004 was approximately 857,000 ounces and 11,000 ounces, respectively, compared to 1,022,000 ounces and 12,000 ounces, respectively, during the first quarter of 2003. Tons milled were approximately 22% more during the first quarter of 2004, or almost 40,000 tons, compared to the same period in 2003, although the grade of silver was approximately 25 ounces per ton during the first quarter of 2004 compared to 32 ounces per ton during the 2003 period. San Sebastian had an average grade of 0.32 ounce of gold per ton during the first quarter of 2004 compared to an average grade of 0.39 ounce of gold per ton during the 2003 period. San Sebastian is estimated to produce approximately 3.3 million ounces of silver and 44,000 ounces of gold, respectively, for the year ending December 31, 2004.

         The total cash cost at San Sebastian decreased to a negative $0.44 during the first quarter of 2004, from a negative $0.07 during the 2003 period. Because gold is considered a by-product of our silver production, it contributed to the decrease in average total costs during the comparable period due primarily to a higher average gold price. For the quarters ended March 31, 2004 and 2003, gold by-product credits were approximately $5.47 per silver ounce and $3.97 per silver ounce, respectively.

THE UNITED STATES SEGMENT

         GREENS CREEK

         The Greens Creek unit, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $10.1 million for our account during the first quarter of 2004, as compared to $5.5 million during the 2003 period, and income from operations of $3.0 million in the first quarter of 2004, compared to a loss of $0.1 million in the 2003 period, primarily due to higher average metals prices. Greens Creek silver production was approximately the same during the first quarter of 2004 compared to the first quarter of 2003, although production was offset by a 5% negative variance in the silver ore grade. Silver production was 744,967 ounces during the first quarter of 2004, compared to 740,660 ounces during the 2003 period. During the first quarter of 2004, Greens Creek produced approximately 6,700 ounces of gold, 1,700 tons of lead and 5,400 tons of zinc, compared to 6,800 ounces of gold, 2,000 tons of lead and 6,100 tons of zinc during the first quarter of 2003. Cost of sales and other direct production costs as a percentage of sales from products decreased to 53.5% in the first quarter of 2004, from 64.6% in the 2003 period, primarily due to increases in gold, silver, lead and zinc prices during 2004, all of which contributed to increased gross margins.

         Ore grades of silver and gold during the first quarter of 2004 were approximately 17 ounces per ton of silver and 0.17 ounce of gold per ton, compared to approximately 18 ounces per ton of silver and 0.18 ounce of gold per ton during the first quarter of 2003.

         The total cash costs per silver ounce decreased by approximately 41% from $1.67 per silver ounce during the first quarter of 2003, to $0.98 per silver ounce during the first quarter of 2004. The decreases in costs per ounce are primarily due to the increased by-product credits primarily from higher average gold, lead and zinc prices during the first quarter of 2004 over the 2003 period. For the year ending December 31, 2004, production is forecasted to total approximately 3.5 million silver ounces, 29,000 ounces of gold and 7,000 and 23,000 tons of lead and zinc, respectively.

         LUCKY FRIDAY

         The Lucky Friday unit, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $4.7 million during the first quarter of 2004, compared to $3.1 million during the 2003 period, and income from operations of $1.0 million during the first quarter of 2004, compared with $0.1 million during the first quarter of 2003. The increase in both sales and income from operations during the 2004 period over 2003 is due primarily to the increase in metals prices, offset by a 16% decrease in silver production, a 16% negative variance in the silver ore grade quarter-on-quarter and an 8% decrease in tons milled. These factors are primarily attributable to overall deeper mining resulting in longer haulage, fewer tons mined in February 2004 due to ore pass pocket repair and higher-grade mining that took place during 2003.

         Cost of sales and other direct production costs as a percentage of sales from products decreased to 77.9% during the first quarter of 2004, from 98.2% during the first quarter of 2003, primarily due to the increase in sales, offset by increased maintenance and development costs, as well as an increase in labor costs as compared to the first quarter of 2003. In December 2003, we announced the approval by the board of directors to develop the 5900 level of the Gold Hunter deposit, currently anticipated to cost approximately $8.0 million. Development of the 5900 level commenced with three, 3-man crews that began the first week of April and a fourth, 3-man crew that began the second week of April.

         Due primarily to the decrease in silver production, the total cash costs per silver ounce during the first quarter of 2004 increased to $5.44, compared to $4.47 during the 2003 period. For the year ending December 31, 2004, production is forecasted to total approximately 2.2 million silver ounces and 12,000 tons of lead.

THE VENEZUELA SEGMENT

         We currently operate the La Camorra unit, located in the eastern Venezuelan State of Bolivar, approximately 120 miles southeast of Puerto Ordaz. The La Camorra unit refers to our Venezuelan operating properties and exploration projects, currently comprised of the La Camorra mine and Block B concessions. At the present time, the La Camorra unit is our sole designated gold operation.

         Sales of product increased to $11.7 million, or by 31%, during the first quarter of 2004, from sales of $9.0 million during the first quarter of 2003, primarily due to a 12% increase in the realized price of gold ($365 per ounce in 2004 vs. $325 per ounce in 2003), a 7% increase in gold ounces produced and the timing of gold sales due to the movement in product inventory. Our realized gold prices were less than the average London Final prices for the quarter ($408 per ounce in 2004 vs. $352 per ounce in 2003) due to forward gold sales commitments at $288.25 per ounce for a portion of our production. As of March 31, 2004, a total of 35,794 ounces of gold are subject to forward contracts at the price of $288.25 per ounce, all scheduled for delivery by the end of 2004. During the first quarter of 2004, income from operations increased to $2.9 million, or 62%, compared to $1.8 million during the first quarter of 2003, primarily due to the above-mentioned increase in sales partly offset by an increase in exploration expenditures. Cost of sales and other direct production costs as a percentage of sales from products decreased to

36.0% during the first quarter of 2004, from 42.7% during the same period in 2003 due primarily to the higher average realized gold price.

         During the first quarter of 2004, the La Camorra unit produced approximately 38,000 gold ounces at a total cash cost of $142 per ounce, compared to approximately 35,000 gold ounces at a total cash cost of $137 per ounce during the first quarter of 2003. During the 2004 period, La Camorra produced gold at an average grade of 0.84 ounces of gold per ton, compared to an average grade of 0.82 ounce of gold per ton during the first quarter of 2003. Total gold production for the La Camorra unit is projected to reach approximately 142,000 ounces for the year ending December 31, 2004.

         As reported in our Form 10-K for the year ended December 31, 2003, Venezuela continues to experience political unrest that has resulted in a severe economic downturn since the fourth quarter of 2002. The Venezuelan Constitution contains a provision to call a presidential referendum halfway through the term of office if a prescribed percentage of the electorate petitions for a referendum. During December 2003, approximately 3.4 million signatures were collected on petitions with approximately 2.4 million valid signatures needed for a recall election. In March 2004, Venezuela's elections council ruled that
1.83 million signatures on the petitions were deemed valid, and another 876,000 signatures were deemed to require confirmation, which lead to public protests. The national electoral council recently announced May 27th through 30th as the dates voters can verify their signatures.

         We continue to maintain low costs in part due to the weak Venezuelan currency, the bolivar. The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 1,920 to $1 (as of February 7, 2004, formerly 1,600 to $1 since February 2003); which is the exchange rate we utilize to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. However, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 40%, which benefits our cost structure, as a portion of the gains are offset against costs of production, exploration and capital expenditures.

         Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela has continued to require an increase in supply inventory, including an increase of 13% as of the end of March compared to December 31, 2003.

         As previously reported in a press release in March 2004, approximately 5,000 ounces of gold production was provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review. The gold is currently being stored at the Central Bank of Venezuela. We have cooperated with the Venezuelan government in its investigation of the matter. Subsequent shipments of gold have been exported out of Venezuela without incident. For more information, see Note 5 to our Notes to Consolidated Financial Statements.

         Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty and its ramifications on the office of the president, exportation, and exchange controls and the effect of all of these on our operations including, among other things, litigation, labor stoppages and the impact on our supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

CORPORATE MATTERS

         Other operating expense, net of other operating income, increased $5.0 million during the first quarter of 2004 compared to the first quarter of 2003, primarily due to a cash settlement from Zemex Corporation received during the first quarter of 2003 ($4.0 million) and increased accruals for tax offset bonuses on employee stock options outstanding due to the increase in our common stock price at March 31, 2004 ($1.0 million). We record stock options granted with a tax offset provision at full market value as of the last trading day of the period, as these options are considered to be variable stock option plans. On March 31, 2004, the closing price of our common stock was $8.41 and 498,000 shares remained outstanding granted below this price.

         Included in the first quarter 2003 net income is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." For additional information, see Note 11 to our Notes to Consolidated Financial Statements.

         Exploration expense increased $0.6 million during the first quarter of 2004 compared to the same period in 2003, primarily due to increased exploration expenditures in Mexico on the Andrea vein ($0.4 million) and other areas at or near San Sebastian ($0.3 million). Exploration expenditures remained approximately the same in Venezuela, with increased activity of $0.2 million on the Block B concessions, offset by decreased expenditures of $0.2 million at the Canaima resource.

         Activity at the Hollister Development Block in Nevada, or pre-development expense, was approximately $0.3 million during the first quarter of 2004, compared to $0.4 million during the same period in 2003. At the end of the first quarter of 2004, Hecla received notification of approval of the federal permits needed from the Bureau of Land Management ("BLM") for this project, subject to a public comment period. The BLM has also reviewed the necessary bonding calculations for this project and is expected to adjudicate the bond in early May. Once the final permits are issued, the bond is adjudicated, and an interim arrangement for property access and work authorization is reached, site preparation work can commence, with actual underground exploration ramp construction expected to commence in the summer.

         The provision for closed operations and environmental matters increased $0.7 million during the first quarter of 2004 compared to the same period in 2003, principally due to a provision for future reclamation and other closure costs during the first quarter of 2004 ($0.4 million) and legal and other expenditures related to Idaho's Coeur d'Alene Basin.

         General and administrative expenses decreased $0.3 million during the first quarter of 2004 compared to the same period in 2003, primarily due to lower accruals for employee incentive compensation during the first quarter of 2004 ($0.6 million), offset by other general and administrative increases.

         Provision for income taxes was higher by $0.1 million during the first quarter of 2004 compared to the first quarter of 2003. For further information see Note 3 to our Notes to Consolidated Financial Statements.

         Interest expense decreased $0.1 million during the first quarter of 2004 compared to the first quarter of 2003, principally due to lower average borrowings and lower interest rates on debt. Interest income increased $0.1 million during the 2004 period compared to 2003, primarily due to increased income generated from short-term investments.

RECONCILIATION OF TOTAL CASH COSTS (NON-GAAP) TO COST OF SALES AND OTHER DIRECT PRODUCTION COSTS (GAAP)

         The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating property, for the quarters ended March 31, 2004 and 2003 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our silver and gold operating properties in the tables below, as well as the cost of sales and other direct production costs associated with our former industrial minerals segment, is presented in our Consolidated Statement of Operations and Comprehensive Income.

                                                    Venezuela Segment
                                              ------------------------------

                                                Three Months Ended March 31,
                                                2004                  2003
                                              ------------------------------
Total cash costs                               $ 5,377              $ 4,785
Divided by ounces produced                          38                   35
                                               -------              -------
Total cash cost per ounce produced             $   142              $   137
                                               =======              =======
Reconciliation to GAAP:
 Total cash costs                              $ 5,377              $ 4,785
 Treatment & freight costs                        (459)                (347)
 Change in product inventory                      (402)                (659)
 Reclamation and other costs                       (31)                  52
                                               -------              -------
 Cost of sales and other direct
     production costs (GAAP)                   $ 4,485              $ 3,831
                                               =======              =======


                                                                    U.S.               Mexico
                                                           ----------------------    -----------
                                              Mexico &      Lucky         Greens          San
                                           U.S. Segments    Friday        Creek        Sebastian
                                              Combined       Unit          Unit        Unit (1)
                                           -----------------------------------------------------
                                                        Three months ended March 31, 2004
                                           -----------------------------------------------------
Total cash costs                             $   2,982     $  2,629      $   729         $  (376)
Divided by ounces produced                       2,085          483          745             857
                                           -----------------------------------------------------
Total cash cost per ounce produced           $    1.43     $   5.44      $  0.98         $ (0.44)
                                           =====================================================
Reconciliation to GAAP:
Total cash costs                             $   2,982     $  2,629      $   729         $  (376)
Reclamation and other costs                        175           11           89              75
Treatment & freight costs                      (4,695)       (1,164)      (3,069)           (462)
By-product credits                              13,508        2,112        6,711           4,685
Change in product inventory                        393           89          932            (628)
                                           -----------------------------------------------------
Cost of sales and other direct
     production costs (GAAP)                 $  12,363     $  3,677      $ 5,392         $ 3,294
                                           =====================================================

                                                        Three months ended March 31, 2003
                                           -----------------------------------------------------
Total cash costs                             $  4,005      $  2,840      $  1,237        $   (72)
Divided by ounces produced                      2,398           635           741          1,022
                                           -----------------------------------------------------
Total cash cost per ounce produced           $   1.67      $   4.47      $   1.67        $ (0.07)
                                           =====================================================
Reconciliation to GAAP:
 Total cash costs                            $  4,005      $  2,840      $  1,237        $   (72)
 Reclamation                                      224            --            72            152
 Treatment & freight costs                     (4,654)       (1,155)       (2,989)          (510)
 By-product credits                            10,891         1,315         5,514          4,062
 Change in product inventory                     (249)           26          (293)            18
                                           -----------------------------------------------------
 Cost of sales and other direct
     production costs (GAAP)                $  10,217      $  3,026      $  3,541          3,650
                                           =====================================================


         (1) Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following costs per ounce would be reported:

                                              THREE MONTHS ENDED MARCH 31,
                                                2004              2003
                                             ---------------------------

         Total cash costs                     $4,309           $ 3,989
         Revenues
               Silver                           55.2%             54.1%
               Gold                             44.8%             45.9%
         Ounces produced
               Silver                            857             1,022
               Gold                               11                12
         Total cash cost per ounce produced
               Silver                         $ 2.77           $  2.11
               Gold                           $  168           $   158

FINANCIAL CONDITION AND LIQUIDITY

         Our financial condition continues to be strong, with cash and cash equivalents of $94.4 million and $25.5 million in short-term investments with maturities due within the next twelve months. Our cash needs over the next nine months will be primarily related to capital expenditures, exploration activities and reclamation expenditures and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations and/or future borrowings or debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

         The table below presents our fixed, noncancelable contractual obligations and commitments primarily with regards to payment of debt, future funding for reclamation bonds, our earn-in agreement obligations, certain capital expenditures and lease arrangements as of March 31, 2004 (in thousands). For additional information on outstanding debt, see Note 6 to our Notes to Consolidated Financial Statements.

                                                          Payments Due By Period
                                         ----------------------------------------------------------
                                         Less than 1                             After 5
                                             year      1-3 years     4-5 years    years      Total
                                         ----------------------------------------------------------
Long-term Debt (1)                         $ 2,618      $ 2,341        $  --     $  --      $ 4,959
Reclamation bond (2)                         5,546           --           --        --        5,546
Purchase obligations (3)                    15,609           --           --        --       15,609
Earn-in agreement (4)                        7,503          307           --        --        7,810
Operating lease commitments (5)                491        1,485          120        --        2,096
                                          --------      -------        -----     -----     --------
    Total contractual cash obligations    $ 31,767      $ 4,133        $ 120     $  --     $ 36,020
                                          ========      =======        =====     =====     ========

         (1) These amounts are included on our Consolidated Balance Sheet. See Note 6 of Notes to Consolidated Financial Statements for additional information about our debt and related matters. There are no provisions in our outstanding debt agreements that would accelerate the debt payments listed above.

         (2) During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a $26.6 million restricted trust for reclamation funding in the future. Approximately $7.9 million was placed into restricted cash in January 2004, with the balance currently estimated to be funded from operating cash flows during the second quarter of 2004. Our 29.73% portion of the remaining $18.7 million will be approximately $5.6 million.

         (3) As of March 31, 2004, we were committed to approximately $8.2 million for the construction of a shaft and other capitalized projects at the La Camorra unit.

         (4) In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. ("Great Basin"), concerning exploration, development and production on Great Basin's Hollister Development Block gold property. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. As of March 31, 2004, we were contractually committed to approximately $7.8 million, which represents the remaining portion of the first stage of the agreement. The $7.8 million has not been recorded in our Consolidated Financial Statements; although project to date, we have incurred expenditures of $2.5 million, which has been recorded on our Consolidated Financial Statements as pre-development expenditures.

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

         We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At March 31, 2004, our reserves for these matters totaled $70.5 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. During 2004, expenditures for environmental remediation and reclamation are estimated to be in the range of $8.0 million and $10.0 million. For additional information relating to our environmental obligations, see Note 5 to our Notes to Consolidated Financial Statements.

OPERATING ACTIVITIES

         Operating activities provided approximately $4.9 million in cash during the first quarter, compared to $4.8 million at March 31, 2003, primarily from cash provided by our operating properties. Net cash provided by operating activities was negatively affected by increases in accounts and notes receivable, primarily due to increased value added tax receivables recorded in Venezuela and increased receivables at Greens Creek and Lucky Friday due to the timing and value of product shipments ($3.3 million); decreases in accounts payable and other accrued expenses, including taxes ($2.2 million); changes in other current assets primarily related to the collateralization of a line of credit in Venezuela ($2.5 million); increases in supply inventory at La Camorra and both supply and product inventory at San Sebastian ($1.2 million); and cash required for reclamation activities and other noncurrent liabilities ($0.7 million).

         We have recorded value added taxes paid in Venezuela and Mexico as recoverable assets. At March 31, 2004, value added tax receivables totaled $4.2 million in Venezuela and $2.4 million in Mexico. We periodically evaluate the recoverability of these receivables and will establish a reserve for uncollectibility, if warranted. It is possible we will not recover the full amount owed to us by the Venezuelan and Mexican tax authorities.

         Positive non-cash elements included charges for depreciation, depletion and amortization ($6.5 million), a $0.8 million adjustment for compensation expense recognized for outstanding stock options granted with a tax offset bonus and a change in deferred income taxes primarily a result of utilization of deferred tax assets in Mexico ($0.7 million) and provisions for reclamation and closure costs ($0.6 million).

         Sales of concentrates and precipitates from the Greens Creek, Lucky Friday and San Sebastian units are sold directly to smelters, with recorded amounts adjusted to month-end metals prices until final settlement. Due to unusual volatility in metals prices during the month of April 2004, we adjusted our sales and receivables for concentrates and precipitates to April metals prices in accordance with our revenue recognition policy for a total of $1.7 million. At April 21, 2004, the prices for gold, silver, lead and zinc had declined from the March 31, 2004 balances by 7%, 22%, 12% and 9%, respectively, to $390 per ounce, $6.18 per ounce, $0.32 per pound and $0.45 per pound.

         As previously reported in a press release in March 2004, approximately 5,000 ounces of gold production was provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review. The gold is currently being stored at the Central Bank of Venezuela. We have cooperated with the Venezuelan government in its investigation of the matter. Subsequent shipments of gold have been exported out of Venezuela. For more information, see Note 5 to our Notes to Consolidated Financial Statements.

INVESTING ACTIVITIES

         Investing activities required $17.9 million in cash during the first quarter of 2004 primarily for the purchase of short-term investments ($12.8 million), additions to properties, plants and equipment ($6.8 million) and the establishment of a restricted trust for future reclamation at Greens Creek (as discussed above) and surety bond collateral for the Hollister Development Block ($3.7 million), offset by maturities of investments ($5.3 million). Capital expenditures during the first quarter of 2004 consisted of additions in Venezuela of $5.0 million, including construction on a new shaft and mine development at the La Camorra mine and definition drilling and surface equipment purchases at the Isidora mine; mine equipment and development, as well as additions to the mine and mill infrastructure, at the Greens Creek unit ($1.0 million); and mine development at the Lucky Friday unit ($0.6 million).

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

FINANCING ACTIVITIES

         During the first quarter of 2004, financing activities generated approximately $2.0 million in cash due to short-term borrowings on a line of credit for national currency in Venezuela ($2.4 million) and proceeds of $1.3 million received upon exercise of employee stock options (285,962 shares), offset by the repayment of debt ($1.7 million), including final payments of $0.5 million and $1.0 million, respectively, on the outstanding balances of a credit agreement, used to provide project financing at the La Camorra mine, and a subordinated loan agreement, entered into in connection with the project financing agreement.

OTHER

         In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged, which resulted in the issuance of a total of 2,175,237 common shares. The completed exchange offer eliminated $3.4 million in accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.0 million to $0.7 million. During March 2004, we entered into exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of these privately negotiated exchanges. As a result of the February and March exchanges, we recorded non-cash dividends of approximately $10.9 million during the first quarter of 2004. As of March 31, 2004, a total of 157,816 shares of preferred stock remain outstanding. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of shares.

         Holders of our Series B preferred stock are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when and if declared by the board of directors. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred stock to elect two directors at our annual shareholders' meeting. On May 10, 2002, holders of the preferred stock, voting as a class, elected two additional directors. As of April 1, 2004, we have not declared or paid $2.1 million of preferred stock dividends.

         We are subject to legal proceedings and claims that have not been finally adjudicated. The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. For information on legal proceedings and claims, see Note 5 to our Notes to Consolidated Financial Statements.

         For information on hedged positions and derivative instruments, see
Item 3 - "Quantitative and Qualitative Disclosures About Market Risk."

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." The SEC staff's position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." We have reclassified the net of our cost of mineral interests and associated accumulated amortization to property, plant and equipment as of March 31, 2004 ($5.1 million) and December 31, 2003 ($5.3 million).

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety for the period ended March 31, 2004, which did not have a material effect on our consolidated financial statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at March 31, 2004, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. We believe there has not been a material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1 - Risk Factors in our Form 10-K for the year ended December 31, 2003).

INTEREST-RATE RISK MANAGEMENT

         The following table presents principal cash flows (in thousands) for debt outstanding and short-term investments at March 31, 2004, by maturity date and the related average interest rate. Our outstanding debt is fixed at 13% and 17% as indicated below. Our short-term investments were subject to changes in market interest rates and were sensitive to those changes.

                                      Expected Maturity Date
                        -----------------------------------------------                 Fair
                          2004       2005       2006      2007    2008      Total      Value
                        ---------------------------------------------------------------------
Project financing debt  $   618    $ 1,366     $  975      --      --      $ 2,959    $ 2,959
Average interest rate        13%        13%        13%     --      --

Revolving debt          $ 2,396         --         --      --      --      $ 2,396    $ 2,396
Average interest rate        17%        --         --      --      --

Short-term investments  $25,455         --         --      --      --      $25,455    $25,455
Average interest rate      1.39%        --         --      --      --

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

         The following table provides information about our forward sales contracts at March 31, 2004. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which will occur over the next nine months.

                                              Expected Maturity
                                                    Date
                                                    2004
                                              -----------------

Forward contracts:
Gold sales (ounces)                                  35,794
Future price (per ounce)                      $      288.25
Contract amount (in thousands)                $      10,318
Estimated fair value                          $      (5,026)
Estimated % of annual production
committed to contracts                                   21%

         In addition to the above contracts, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 22,660 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At March 31, 2004, the fair market value of the Gold Lease Rate Swap was approximately $106,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

ITEM 4.       CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that disclosure controls and procedures were effective as of March 31, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

ITEM 1.       LEGAL PROCEEDINGS

         For information concerning legal proceedings, refer to Note 5 to our Notes to Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The following table describes purchases of shares of Series B Cumulative Convertible Preferred stock made by us during the first quarter of 2004.

                                                                TOTAL NUMBER OF SHARES      MAXIMUM NUMBER OF
                       TOTAL NUMBER                              PURCHASED AS PART OF      SHARES THAT MAY YET
                        OF SHARES        AVERAGE PRICE PAID       PUBLICLY ANNOUNCED       BE PURCHASED UNDER
          PERIOD      PURCHASED (1)         PER SHARE             PLANS OR PROGRAMS       THE PLANS OR PROGRAMS
===============================================================================================================
January 1, 2004 -                 -0-                    -0-                       -0-
January 31, 2004
---------------------------------------------------------------------------------------------------------------
February 1, 2004 -            273,961    $66.00 in shares of               273,921 (3)                     -0-
February 29, 2004                           common stock (2)
---------------------------------------------------------------------------------------------------------------
March 1, 2004 -                33,000    $63.83 in shares of                       -0-
March 31, 2004                              common stock (4)
---------------------------------------------------------------------------------------------------------------

         (1) The total number of shares purchased includes (i) 273,961 shares purchased pursuant to the exchange offer described in footnote (3) below and (ii) 33,000 shares purchased pursuant to privately negotiated exchange agreements.
         (2)      2,175,237 shares of common stock were issued in the exchange.
         (3) On January 9, 2004, we publicly announced that our Board of Directors had authorized the company to make an exchange offer to holders of all shares of Series B Cumulative Convertible Preferred Stock outstanding on the date of the offer (on the date of the offer, 464,777 shares were outstanding). The offer expired on February 20, 2004. (4) 260,861 shares of common stock were issued in the exchange.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 2004, we have not declared or paid $2.1 million of Series B Convertible Preferred stock dividends.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the exhibit index to this Form 10-Q for the list of exhibits.

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2004.

                  Form 8-K dated March 10, 2004, regarding gold production being withheld from export from Venezuela, pending an administrative review, in a news release.

ITEMS 4 AND 5 OF PART II ARE NOT APPLICABLE AND ARE OMITTED FROM THIS REPORT.

                      Hecla Mining Company and Subsidiaries


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HECLA MINING COMPANY
                                                   (Registrant)




Date:  May 5, 2004                  By /s/ Phillips S. Baker, Jr.
                                       ----------------------------------------
                                       Phillips S. Baker, Jr., President,
                                          Chief Executive Officer and Director


Date:  May 5, 2004                  By /s/ Lewis E. Walde
                                       ----------------------------------------
                                       Lewis E. Walde, Vice President and
                                          Chief Financial Officer

               Hecla Mining Company and Wholly Owned Subsidiaries
                           Form 10-Q - March 31, 2004
                                Index to Exhibits

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

         10.2 Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas
                  F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis
                  E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated by herein by reference. (1)

         10.3(a) 1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant's Proxy Statement dated March 20, 1987 (File No. 1-8491) and incorporated herein by reference.
                  (1)

         10.3(b) Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 99.1 to Registrant's Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

         10.3(c) Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 99.1 to Registrant's Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

         10.3(d) Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant's Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference. (1)

         10.4(a) Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as
                  exhibit 10.11(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference. (1)

         10.4(b)  Supplemental Excess Retirement Master Plan Documents. Filed as
                  exhibit 10.5(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

         10.4(c) Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

         10.5 Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference. (1)

         10.6     Summary of Short-term Performance Payment Plan. Filed as
                  exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

         10.7(a) Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.7(b) Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.7(c) First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

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

         10.10 Subordinated Loan Agreement dated June 29, 2000, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Lender. Filed as exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

         10.11 Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank of London Limited as Senior Creditor and Subordinated Creditor. Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

         10.12 Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant's Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.

         10.13 Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.

         10.14 Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.15 Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.16 Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8491) and incorporated herein by reference.

         10.17(a) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Langley Partners L.P., dated November 19, 2003. Filed as exhibit

                  12(d)(17) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(b) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Cohanzick Credit Opportunities Fund Ltd., dated November 20, 2003. Filed as exhibit 12(d)(18) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(c) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Ariel Fund, Ltd., dated November 20, 2003. Filed as exhibit 12(d)(19) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(d) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Gabriel Capital, L.P., dated November 20, 2003. Filed as exhibit 12(d)(20) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(e) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Cohanzick High Yield Partners L.P., dated November 20, 2003. Filed as exhibit 12(d)(21) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(f) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(22) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(g) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Lonestar Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(23) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(h) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(24) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(i) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Generic Trading of Philadelphia, LLC, dated December 8, 2003. Filed as exhibit 12(d)(25) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(j) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Smith Barney Inc., dated December 10, 2003. Filed as exhibit

                  12(d)(26) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(k) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Maxim Group, dated December 17, 2003. Filed as exhibit 12(d)(27) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(l) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Generic Trading of Philadelphia, LLC, dated December 30, 2003. Filed as exhibit 12(d)(28) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.17(m) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and JMB Capital Partners, L.P., dated March 19, 2004.*

         10.17(n) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Langley Partners L.P., dated March 19, 2004.*

         10.17(o) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Maxim Group, dated March 31, 2004.*

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------------
(1) Indicates a management contract or compensatory plan or arrangement.
 *  Filed herewith.