Form 10-Q
period 2004-06-30
HECLA MINING CO/DE/
filed 2004-08-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number      1-8491

     HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	82-0126240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6500 Mineral Drive, Suite 200
Coeur d'Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days. Yes XX . No __.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes XX . No __.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 6, 2004
Common stock, par value	118,279,861
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2004

I N D E X*

                                                                                                 Page
                                                                                                 ----
PART I. - Financial Information

        Item l  -        Condensed Financial Statements (unaudited)

                -        Consolidated Balance Sheets -
                         June 30, 2004 and December 31, 2003                                       3

                -        Consolidated Statements of Operations and Comprehensive
                         Income - Three Months and Six Months Ended
                         June 30, 2004 and 2003                                                    4

                -        Consolidated Statements of Cash Flows -
                         Six Months Ended June 30, 2004 and 2003                                   5

                -        Notes to Consolidated Financial Statements                                6

        Item 2  -        Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                            21

        Item 3 -         Quantitative and Qualitative Disclosures About Market Risk               43

        Item 4 -         Controls and Procedures                                                  45

PART II. - Other Information

        Item 1  -        Legal Proceedings                                                        46

        Item 3 -Defaults Upon Senior Securities                                                   46

        Item 4 -Submission of Matters to a Vote of Security Holders                               46

        Item 6- Exhibits and Report on Form 8-K                                                   46

*Certain items are omitted as they are not applicable.

Part I - Financial Information

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30, 2004	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$80,418	$105,387
Short-term investments	27,937	18,003
Accounts and notes receivable	15,278	16,318
Inventories	19,984	16,936
Deferred income taxes	654	1,427
Other current assets	7,673	3,174

Total current assets	151,944	161,245
Investments	1,539	722
Restricted investments	19,509	6,447
Properties, plants and equipment, net	99,887	95,315
Deferred income taxes	—	896
Other non-current assets	13,343	13,570

Total assets	$286,222	$278,195

LIABILITIES

Current liabilities:
Accounts payable and accrued expenses	$14,888	$13,847
Accrued payroll and related benefits	7,902	7,307
Current portion of long-term debt	990	2,332
Accrued taxes	2,781	3,193
Current portion of accrued reclamation and closure costs	8,500	7,400

Total current liabilities	35,061	34,079
Long-term debt	1,764	2,341
Accrued reclamation and closure costs	60,567	63,232
Other non-current liabilities	6,370	7,114

Total liabilities	103,762	106,766

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued
2004 - 157,816 shares, issued 2003 - 464,777 shares,
liquidation preference 2004 - $10,100 and 2003 - $28,932	39	116
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2004 - 118,279,861 shares, issued 2003 - 115,543,695 shares	29,570	28,886
Capital surplus	505,868	504,858
Accumulated deficit	(352,632)	(361,560)
Accumulated other comprehensive loss	(267)	(753)
Less treasury stock, at cost; 2004 and 2003 - 8,274 common shares	(118)	(118)

Total shareholders’ equity	182,460	171,429

Total liabilities and shareholders’ equity	$286,222	$278,195

The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Sales of products	$31,712	$30,203	$68,362	$56,643

Cost of sales and other direct production costs	15,556	15,335	32,404	29,919
Depreciation, depletion and amortization	6,085	5,222	12,478	10,124

	21,641	20,557	44,882	40,043

Gross profit	10,071	9,646	23,480	16,600

Other operating expenses:
General and administrative	2,319	2,222	4,098	4,261
Exploration	3,405	3,035	5,819	4,817
Pre-development	728	603	1,024	954
Depreciation and amortization	74	171	149	200
Other operating expense (income)	(783)	458	427	(3,370)
Provision for closed operations and
environmental matters	678	123	1,456	203

	6,421	6,612	12,973	7,065

Income from operations	3,650	3,034	10,507	9,535

Other income (expense):
Interest and other income	379	686	766	964
Interest expense	(179)	(323)	(377)	(682)

	200	363	389	282

Income from operations before income taxes and
cumulative effect of change in accounting principle	3,850	3,397	10,896	9,817
Income tax provision	(1,102)	(857)	(1,968)	(1,616)

Income from operations before cumulative effect of
change in accounting principle	2,748	2,540	8,928	8,201
Cumulative effect of change in accounting
principle, net of income tax	—	—	—	1,072

Net income	2,748	2,540	8,928	9,273
Preferred stock dividends	(138)	(659)	(11,326)	(1,318)

Income (loss) applicable to common shareholders	$2,610	$1,881	$(2,398)	$7,955

Net income	$2,748	$2,540	$8,928	$9,273
Unrealized holding gains on securities	273	149	485	199
Other	8	9	16	18

Comprehensive income	$3,029	$2,698	$9,429	$9,490

Basic and diluted income (loss) per common share:
Income from continuing operations after preferred dividends	$0.02	$0.02	$(0.02)	$0.06
Cumulative effect of change in accounting principle	—	—	—	0.01

Basic and diluted income (loss) per common share	$0.02	$0.02	$(0.02)	$0.07

Basic weighted average number of common shares outstanding	118,262	109,427	117,790	109,374

Diluted weighted average number of common shares outstanding	118,698	110,052	117,790	110,173

The accompanying notes are an integral part of the consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended

	June 30, 2004	June 30, 2003

Operating activities:
Net income	$8,928	$9,273
Non-cash elements included in net income:
Depreciation, depletion and amortization	12,881	10,324
Cumulative effect of change in accounting principle	—	(1,072)
Gain on disposition of properties, plants and equipment	(82)	(296)
Provision for reclamation and closure costs	891	132
Deferred income taxes	1,669	1,350
Change in assets and liabilities:
Accounts and notes receivable	1,041	(3,010)
Inventories	(3,049)	(408)
Other current and non-current assets	(4,271)	(577)
Accounts payable and accrued expenses	1,550	(402)
Accrued payroll and related benefits	898	(554)
Accrued taxes	(412)	729
Accrued reclamation and closure costs and
other non-current liabilities	(3,279)	(2,499)

Net cash provided by operating activities	16,765	12,990

Investing activities:
Purchase of held-to-maturity securities	(21,304)	—
Maturities of short-tern investments	11,370	—
Additions to properties, plants and equipment	(17,495)	(6,804)
Proceeds from disposition of properties,
plants and equipment	93	486
Increase in restricted investments	(13,409)	(27)
Other, net	(468)	78

Net cash used by investing activities	(41,213)	(6,267)

Financing activities:
Common stock issued under warrants and
stock option plans	1,398	248
Common stock issued, net of offering costs	—	91,270
Borrowings on debt	2,430	1,350
Repayments on debt	(4,349)	(5,753)

Net cash provided (used) by financing activities	(521)	87,115

Net increase (decrease) in cash and cash equivalents	(24,969)	93,838
Cash and cash equivalents at beginning of period	105,387	19,542

Cash and cash equivalents at end of period	$80,418	$113,380

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Preparation of Financial Statements

        In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of cash flows and notes to consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company (“we” or “our” or “us”). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2003.

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

Note 2. Investments and Restricted Cash

Short-term Investments

        Short-term investments included certificates of deposit and held-to-maturity securities, which are carried at amortized cost. Due to the short-term nature of these investments, the amortized cost approximates fair market value. All of these investments are due within the next twelve months and consisted of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Current Investments:
Certificates of deposit	$9,583	$3,094
United States government and federal agency securities	11,211	5,616
Municipal securities	4,020	6,091
Corporate bonds	3,123	3,202

	$27,937	$18,003

Restricted Investments

        Various laws applicable to us and certain of our permits require that we put financial assurances in place for certain environmental and reclamation obligations and other potential liabilities. Our restricted investments are primarily investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $19.5 million at June 30, 2004, and $6.4 million at December 31, 2003.

        During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements with a $26.6 million restricted trust for future reclamation funding. Our 29.73% share of the restricted trust at June 30, 2004 is $7.9 million which is included in restricted investments on the consolidated balance sheet.

        In April 2004, we posted a cash deposit with the Superior Tax Court in Venezuela of approximately $4.2 million related to alleged unpaid tax liabilities that predate our purchase of the La Camorra unit. The former owner has assumed defense of the pending tax case. For more information, see Note 5 to the financial statements.

        We have received notification of approval of the federal permits needed from the Bureau of Land Management (“BLM”) for the Hollister Development Block exploration project in Nevada, subject to a public comment period. The BLM reviewed the necessary bonding calculations associated with this project and in March 2004 required us to deposit approximately $1.0 million in a restricted account as collateral for this bond.

        Investments restricted for environmental and reclamation obligations at sites other than those discussed above totaled $6.4 million at June 30, 2004 and December 31, 2003.

Note 3. Income Taxes

        For the three and six months ended June 30, 2004, we recorded a $1.1 million and $2.0 million tax provision, respectively, for foreign income taxes, consisting primarily of a deferred tax provision for utilization of a tax net operating loss carryforward in Mexico and a current provision for accrued Mexican and Venezuelan withholding tax payable on interest expense. For the three and six months ended June 30, 2003, we recorded a $0.9 million and $1.6 million tax provision, respectively, for foreign income taxes, consisting primarily of deferred taxes and a current provision for accrued Mexican withholding tax payable on interest expense.

        The income tax provision for the first six months of 2004 varies from the amount that would have been provided by applying the statutory income tax rate to our income before income taxes primarily due to the benefit from utilization of a tax loss for currency devaluation net of inflation gains in Venezuela, and the benefit of a 1% rate differential in Mexico net of an increase in the valuation allowance on net deferred tax assets in Mexico. The income tax provision for the first six months of 2003 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability and utilization of net operating losses in Mexico and Venezuela.

        The net deferred tax asset at June 30, 2004 is comprised of a Mexican tax net operating loss carryforward and differences in tax basis of assets. We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized.

Note 4. Inventories

        Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Concentrates, bullion, metals
in transit and other products	$8,337	$7,788
Restricted metals in transit	1,037	—
Materials and supplies	10,610	9,148

	$19,984	$16,936

         In February 2004, approximately 5,000 ounces of gold production, valued at a cost of $1.0 million, was provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review, and is included in our product inventory at June 30, 2004. On July 21, 2004, the gold was released by the Central Bank of Venezuela and was shipped to our refiner for further processing and sale by us.

        At June 30, 2004, we had forward sales contracts through December 31, 2004, for 22,660 ounces of gold at an average price of $288.25 per ounce, compared to 78,728 ounces at June 30, 2003. These contracts meet the criteria to be treated as normal sales in accordance with SFAS 138 and, as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. These forward sales contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold prices at June 30 were $395.80 per ounce in 2004, and $346.00 per ounce in 2003.

        We have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 11,330 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At June 30, 2004, the fair market value of the Gold Lease Rate Swap was approximately $47,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

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

        In response to a request by us and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree, issued an Order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Basin-wide Remedial Investigation/Feasibility Study. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we requested the Court release Hecla and ASARCO from future work under the 1994 Decree within the Bunker Hill site. On November 18, 2003, the Idaho Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the 1994 Decree. The Court held that we and ASARCO were entitled to a reduction of $7,000,000 from the remaining work or costs under the 1994 Decree. Pursuant to the Court’s order, the parties to the 1994 Decree have negotiated an agreement for crediting this reduction against the government’s past cost claims and future work and payments under the 1994 Decree. In January 2004, both the United States and the State of Idaho filed notice of their appeal of the Federal District Court’s order modifying the 1994 Consent Decree.

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

        As of June 30, 2004, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $6.1 million, which are anticipated to be made over the next four to five years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

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

        Although the U.S. Government has previously issued its ROD proposing a clean-up plan totaling approximately $359 million, based upon the Court’s prior orders, including its September 3, 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we estimated the range of our potential liability for remediation in the Basin to be $18.0 million to $58.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we accrued the minimum liability within the range. As of June 30, 2004, we have estimated and accrued a potential liability for claims in the Coeur d’Alene Basin litigation of $18.0 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Coeur d’Alene Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to the Phase II trial, any interim Court determinations and the outcome of the Phase II trial.

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

      Insurance Coverage Litigation

        In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of June 30, 2004, we have not reduced our accrual or recorded a receivable for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Other

      Independence Litigation

        In March 2002, Independence Lead Mines Company (“Independence”), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 lease agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. On June 17, 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. On March 18, 2003, Independence filed a motion for partial summary judgment or in the alternative, for preliminary injunction (“Motion”). The Motion requested that the Court terminate our leasehold interest in property owned by

Independence within the DIA area, rule that we have committed waste while mining ore within property owned by Independence, and prohibit us from any further mining within property owned by Independence. We filed our response to the Motion on May 28, 2003, and a hearing was held in July 2003 on the Motion. By order dated August 8, 2003, the Court denied the plaintiff’s Motion. Trial of the case occurred from March 23 through April 1, 2004. On July 19, 2004 the court issued a decision that found in our favor on all issues. We believe that we have complied in all material respects with all of our obligations under the 1968 lease agreement and intend to continue defending our right to operate the property under the lease agreement.

      Velardeña Mill Litigation

        In Mexico, our subsidiary, Minera Hecla, was involved in litigation in Mexico City concerning a lien on certain major components of the Velardeña mill that predated the sale of the mill to Minera Hecla. At the time of the purchase, the lien amount was believed to be approximately $590,000, which was deposited by the prior owner of the mill with the Court. On January 23, 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale, and the Court in Mexico City canceled the lien. On September 17, 2003, the lien holder filed the last in a series of unsuccessful appeals before a federal appeals court in Mexico City. On February 3, 2004, the federal appeals court in Mexico City upheld the lower court decisions that the lien had been cancelled. We believe that the lien has been fully satisfied and the lien holder has exhausted all appeals.

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

        Venezuela Litigation

         On February 20, 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold doré produced from the La Camorra unit that is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana (“MHV”). The impoundment was allegedly made due to irregularities in documentation that accompanied that shipment. That shipment was stored at the Central Bank of Venezuela until its return to us on July 21, 2004. All subsequent shipments of gold doré have been exported without intervention by Venezuelan government authorities. We have cooperated with the Venezuelan government in its investigation of the matter. On March 19, 2004, we filed with the Superior Tax Court in Bolivar City, state of Bolivar an injunction action against the National Guard to release the impounded gold doré. On April 6, 2004, that Court granted our request for an injunction but conditioned release of the gold pending resolution of an unrelated matter involving the Venezuelan tax authority (SENIAT) that was proceeding in the Third Superior Tax Court in Caracas. On June 16, 2004 the third Superior Tax Court in Caracas ordered return of the impounded gold to Hecla, which was in fact returned to us on July 21, 2004 and was shipped to our refines for further processing and sale by us. We believe we are in compliance with our export license and all applicable Venezuelan laws.

        MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra unit from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for that pending tax case in the Superior Tax Court in Caracas. On or about April 2, 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, state of Bolivar an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, on April 7, 2004, MHV made a cash deposit with the Court of approximately $4.2 million. On June 16, 2004 the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by the SENIAT. Although the Company believes the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurances as to the outcome of this proceeding.

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

Note 6. Long-Term Debt and Credit Agreements

        In February 2004, we made a final payment of $0.5 million on the outstanding balance of a pre-existing credit agreement used to provide project financing at the La Camorra mine, and a final payment of $1.0 million on a subordinated loan agreement entered into in connection with the project financing agreement. Additionally, approximately $0.9 million in interest was paid at the same time under these agreements. As a result of the final payment, our debt under these agreements has been fully discharged.

        At June 30, 2004, our wholly owned subsidiary, Minera Hecla, S.A. de C.V. (“Minera Hecla”), had $2.8 million outstanding under a project loan used to acquire a processing mill at Velardeña, Mexico, to process ore mined from the San Sebastian mine near Durango, Mexico.

The credit facility is non-recourse to us. Under the terms of the credit facility, Minera Hecla will make monthly payments for principal and interest over 63 months at a fixed interest rate equal to 13%. The final payment on this loan is due July 1, 2006. The loan is collateralized by the mill at Velardeña and the Saladillo, Saladillo 1 and Saladillo 5 mining concessions.

        In February 2003, the Venezuelan government implemented exchange controls, which have required us, in some instances, to convert United States dollars into the country’s currency. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. In March 2004 our subsidiary, Minera Hecla Venezolana, established a line of credit in Venezuelan bolivars at a local bank to facilitate the payment of national vendors in the country’s currency. The line, with a balance of $2.4 million at March 31, 2004, was secured by $2.0 million in restricted cash, which was held by the bank. In June 2004, we repaid the balance of the line, including accrued interest, and converted the security of $2.0 million to cash.

Note 7. Income (loss) per Common Share

        The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the income applicable to common shareholders for the three months and six months ended June 30, 2004 and 2003, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Income from operations before cumulative effect of change
in accounting principle and preferred stock dividends	$2,748	$2,538	$8,928	$8,201
Cumulative effect of change in accounting principle, net of
income tax	—	—	—	1,072
Preferred stock dividends	(138)	(659)	(11,326)	(1,318)

Basic income (loss) applicable to common shareholders	$2,610	$1,879	$(2,398)	$7,955
Basic weighted average number of common shares outstanding	118,262	109,427	117,790	109,374

Basic income (loss) per common share	$0.02	$0.02	$(0.02)	$0.07

Basic weighted average number of common shares outstanding	118,262	109,427	117,790	109,374
Effect of dilutive stock options	436	559	—	627
Effect of dilutive warrants	—	66	—	172

Diluted weighted average number of common shares	118,698	110,052	117,790	110,173

Basic and diluted income (loss) per common share	$0.02	$0.02	$(0.02)	$0.07

        These calculations of diluted income (loss) per share for the three months and six months ended June 30, 2004 and 2003 exclude the effects of convertible preferred stock ($7.9 million in 2004 and $37.6 million in 2003), as well as common stock issuable upon the exercise of various stock options as their conversion and exercise would be anti-dilutive. For the three months ended June 30, 2004 and 2003, 1,077,500 and 1,689,167 stock options, respectively, were excluded in the calculation of diluted income (loss) per share. Stock options excluded totaled 2,389,168 for the six months ended June 30, 2004, and 1,328,500 in the 2003 period.

Note 8. Business Segments

        We are organized and managed in three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit). Prior to the fourth quarter of 2003, we were organized into a silver segment and a gold segment. We have changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for all periods presented. General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to the segments.

        The following tables present information about reportable segments for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net sales to unaffiliated customers:
United States	$8,311	$11,071	$23,108	$19,971
Venezuela	13,500	10,723	25,254	19,911
Mexico	9,886	8,409	20,056	16,761
Other	15	—	(56)	—

	$31,712	$30,203	$68,362	$56,643

Income (loss) from operations:
United States	$941	$219	$4,907	$174
Venezuela	3,183	2,745	6,109	4,546
Mexico	2,523	2,621	6,755	6,267
Other	(2,997)	(2,552)	(7,264)	(1,452)

	$3,650	$3,033	$10,507	$9,535

        The following table presents identifiable assets by reportable segment as of June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Identifiable assets:
United States	$72,525	$71,539
Venezuela	69,452	47,538
Mexico	21,340	17,837
Other	122,905	141,281

	$286,222	$278,195

Note 9. Shareholders’ Equity

        In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred, which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. As of June 30, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding.

        Included in the loss applicable to common shareholders for the six months ended June 30, 2004 were preferred stock dividends of $11.3 million, which included non-cash dividend charges of approximately $10.9 million related to the exchanges of preferred stock for common stock discussed above. The non-cash dividends represent the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their original conversion terms. The non-cash dividend had no net impact on our total shareholders’ equity. Following the exchanges, the total of cumulative preferred dividends in arrears was $2.2 million as of June 30, 2004.

Note 10. Stock-Based Plans

        At June 30, 2004, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock-based plans below. We have adopted the disclosure-only provisions of SFAS No. 123. No compensation expense was recognized during the three and six months ended June 30, 2004 and 2003 for unexercised options related to the stock-based plans. Had compensation expense for our stock-based plans been determined based on the fair market value at the grant date for awards during these periods consistent with the provisions of SFAS No. 123, our income (loss) and per share income (loss) applicable to common shareholders would have been decreased (increased) to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Income (loss) applicable to common shareholders
As reported	$2,610	$1,879	$(2,398)	$7,955
Stock-based employee compensation expense
included in reported income	1,146	206	379	591
Total stock-based employee compensation
Expense determined under fair value
based methods for all awards	(3,233)	(1,142)	(2,465)	(2,195)

Pro forma income (loss) applicable to common shareholders	$523	$943	$(4,484)	$6,351

Income (loss) applicable to common shareholders
per common share:
As reported	$0.02	$0.02	$(0.02)	$0.07
Pro forma	$0.00	$0.01	$(0.04)	$0.06

Note 11. Asset Retirement Obligations

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which became effective January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original fair value estimate underlying the obligation. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 6% from the time we expect to pay the retirement obligation to the time we incurred the obligation. Upon initial application of SFAS No. 143 on January 1, 2003, we recorded the following:

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

        The following is a reconciliation of our total liability for asset retirement obligations (in thousands):

Balance January 1, 2003	$6,053
Revisions in estimated cash flows	1,031
Accretion expense	747
Cash payments	(200)

Balance December 31, 2003	7,631
Accretion expense	383

Cash payments	(25)

Balance June 30, 2004 (unaudited)	$7,989

Note 12. New Accounting Pronouncements

        In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We have reclassified the net cost of mineral interests and associated accumulated amortization to property, plant and equipment as of June 30, 2004 ($5.0 million) and December 31, 2003 ($5.3 million).

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling

-19

financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety in the first quarter of 2004, which did not have a material effect on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk (including information incorporated by reference) are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

        These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1 – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2003. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        Hecla Mining Company is a precious metals company originally incorporated in 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and/or our affiliates and subsidiaries). We are engaged in the exploration, development, mining and processing of silver, gold, lead and zinc, and own or have interests in a number of precious and nonferrous metals properties. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to:

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

        We are organized and managed in three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit). The maps below indicate the locations of our operating units. For GAAP purposes and in accordance with SFAS 131 “Disclosures About Segments of an Enterprise and Related Information,” we are organized into three segments: Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit) as of June 30, 2004.

        We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré), which is further refined before sale to metals traders. Our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors beyond our control. During the first six months of 2004, we have seen the prices of the metals we produce remain reasonably stable. In the event these metals prices decline, we feel our strong balance sheet and low cost properties will allow us to continue to be successful.

        For the second quarter and first six months of 2004, we recorded net income of $2.7 million and $8.9 million, respectively, compared to income of $2.5 million and $9.3 million during the second quarter and first six months of 2003. However, while 2003‘s net income was affected by a one-time positive $4.0 million legal settlement, a $1.1 million positive cumulative effect of change in accounting principle, and $1.3 million lower provision for closed operations and environmental matters, net income during the first half of 2004 is a direct result of an over 41% favorable variance in gross profit over the prior period. This 41% variance is attributable primarily to increased market prices for our products compared to the same period in the previous year. For the first six months of 2004 compared to the same period in 2003, the average price of silver increased 39% and our average realized price of gold increased 13%. The average prices of lead and zinc, both of which are important by-products at our Greens Creek and Lucky

Friday units, increased 81% for lead and 34% for zinc. Our exploration expenditures increased by 21% for the first six months of 2004, primarily due to increased exploration in Mexico. This increase is consistent with our corporate objectives to grow and expand production in Mexico in the future. Our balance sheet continues to be strong, with over $80.0 million in cash, approximately $28.0 million in investments maturing within the next twelve months, and minimal debt.

        In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. As of June 30, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of all outstanding preferred shares. At July 1, 2004, redemption of the remaining preferred shares would cost approximately $10.0 million.

        As previously reported in a press release in March 2004, approximately 5,000 ounces of gold production were provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review. On July 21, 2004, the gold was released by the government from the Central Bank of Venezuela, and was shipped to our refiner for further processing and sale by us.

        The following table displays our actual silver and gold production (in thousand ounces) by operation for the quarters and six months ended June 30, 2004 and 2003, and projected silver and gold production for the year ending December 31, 2004.

		Three Months Ended June 30,		Six Months Ended June 30,

	Projected 2004	2004	2003	2004	2003

Silver ounces produced (in thousands):
San Sebastian	2,400-2,600	627	1,010	1,484	2,032
Greens Creek (1)	3,100-3,200	670	833	1,415	1,573
Lucky Friday	2,200-2,300	518	602	1,002	1,237

Total silver ounces	7,700-8,100	1,815	2,445	3,901	4,842

		Three Months Ended June 30,		Six Months Ended June 30,

	Projected 2004	2004	2003	2004	2003

Gold ounces produced (in thousands):
La Camorra	145	37	32	74	67
San Sebastian	43	10	12	22	23
Greens Creek (1)	27	7	8	13	15

Total gold ounces	215	54	52	109	105

(1)	Reflects our 29.73% portion.

        Total cash and total production costs, and average metals prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Average costs per ounce of silver produced:
Total cash costs per ounce ($/oz.) (3)	1.72	1.58	1.57	1.62
Total production costs per ounce ($/oz.) (1,3)	3.38	2.84	3.14	2.83

Average costs per ounce of gold produced:
Total cash costs per ounce ($/oz.) (2,3)	162	139	152	138
Total production costs per ounce ($/oz.) (2,3)	251	206	242	206

Average Metals Prices:
Silver-Handy & Harman ($/oz.)	6.28	4.62	6.50	4.66
Gold-London Final ($/oz.)	394	347	401	349
Lead-LME Cash ($/pound)	0.368	0.207	0.375	0.207
Zinc-LME Cash ($/pound)	0.466	0.352	0.476	0.354

(1)	The increased total production costs per silver ounce during the second quarter and first six months of 2004 compared to the same periods in 2003 are due primarily to increased depreciation and lower silver production resulting from lower ore grades at our San Sebastian unit. Units-of-production depreciation expense has increased due to a smaller remaining reserve base, as well as decreasing silver ounces as a result of lower grades.

(2)	Costs per ounce of gold are based on the gold produced from gold operating properties only. Gold produced from San Sebastian and Greens Creek is treated as a by-product credit in calculating silver costs per ounce. Our costs per ounce amounts are calculated pursuant to standards of The Gold Institute.

(3)	Cash costs per ounce of silver or gold represent non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs (GAAP).

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

Environmental Matters

        Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the mining industry. We own or operate property, or have owned and operated property, used for industrial purposes. Use of these properties may subject us to potential material liabilities relating to the investigation and cleanup of contaminants, claims alleging personal injury or property damage as the result of exposures to, or release of, hazardous substances.

        At our operating properties, we accrue costs associated with environmental remediation obligations in accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related asset. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $69.1 million at June 30, 2004, and we anticipate that expenditures relating to these reserves will be made over the next thirty years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 “Accounting for Contingencies.” It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of June 30, 2004, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $40.0 million. For additional information, see Note 5 to our Notes to Consolidated Financial Statements.

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

        Due to the exchange controls in place, the La Camorra unit recognized a foreign exchange gain of $9.0 million as a reduction to cost of sales, exploration and capital expenditures during the first six months of 2004 due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar at 1,920 to $1; however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 46%.

By-product Credits at the San Sebastian Unit in Mexico

        Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from gold production and the strength of the price of gold. Cash costs per ounce are calculated pursuant to standards of the Gold Institute and are consistent with how costs per ounce are calculated within the mining industry. Total cash costs were $0.39 per silver ounce for the second quarter of 2004 and negative $0.09 per silver ounce for the six months ended June 30, 2004, compared to $0.20 per silver ounce and $0.07 per silver ounce during the second quarter and first six months of 2003. For the six months ended June 30, 2004 and 2003, gold by-product credits were approximately $5.82 per silver ounce and $3.95 per silver ounce, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Silver	$3.34	$2.23	$3.02	$2.17
Gold	209	168	187	163

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

Value-Added Taxes

        Value-added taxes (VAT) are assessed in Venezuela on purchases of materials and services. VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $5.2 million (net of a reserve for uncollectibility totaling $1.3 million) at June 30, 2004.

        As an exporter from Venezuela, Hecla is eligible for refunds from the government for payment of VAT, and Hecla prepares a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates which are marketable in Venezuela, generally for approximately 95% of face value. Hecla received its most recent certificate from the Venezuelan government in September 2002. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and likelihood of recovery at recorded value may diminish over time. We have established a reserve of 21% of face value at June 30, 2004.

RESULTS OF OPERATIONS

        For the second quarter and first six months of 2004, we recorded income and loss applicable to common shareholders of $2.6 million and ($2.4) million, or $0.02 income and ($0.02) loss per share, respectively, compared to income applicable to common shareholders of $1.9 million and $8.0 million, or $0.02 and $0.07 income per common share during the second quarter and first six months of 2003. Included in the loss for the first six months of 2004 were preferred stock dividends of $11.3 million, which included non-cash dividend charges of approximately $10.9 million related to the exchanges of preferred stock for common stock, discussed previously. The non-cash dividends represent the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their terms. For more information, see Note 9 to our Notes to Consolidated Financial Statements.

The Mexico Segment

        The San Sebastian unit, located in the State of Durango, Mexico, reported sales of $9.9 million in the second quarter of 2004 and $20.1 million for the six months ended June 30, 2004, compared to $8.4 million and $16.8 million during the same periods in 2003, primarily due to a 36% increase in the price of silver and a 14% increase in the price of gold compared to the same periods in 2003. The increased metals prices are offset by lower silver production of 38% for the second quarter and 27% in the first six months of 2004 compared to the prior year, due to lower ore grades. We have experienced decreases in both grade and tons milled in Mexico, particularly in the Francine vein in Mexico, as discussed below.

        Production during the second quarter of 2004 totaled approximately 0.6 million ounces of silver and 10,000 ounces of gold, compared to 1.0 million ounces of silver and 12,000 ounces of gold during the second quarter of 2003. For the first six months of 2004, production totaled approximately 1.5 million ounces of silver and 22,000 ounces of gold compared to 2003 production in the same period of approximately 2.0 million ounces of silver and 23,000 ounces of gold. Tons milled increased in the second quarter of 2004 by 6% and in the first six months of 2004 by 14% over the same periods in 2003, however, the silver grade decreased to 16.4 ounces per ton in the second quarter of 2004 from 27.9 ounces per ton in the same period last year, and to 20.6 ounces per ton in the first six months of 2004 from 30.0 ounces per ton in 2003. San Sebastian’s gold grades were 0.27 in the second quarter of 2004 and 0.30 ounce per ton in the first six months of 2004, down from 0.32 and 0.35 ounces per ton during the same periods of 2003. We estimate production of between 2.4 and 2.6 million ounces of silver, and between 42,000 and 43,000 ounces of gold for the year ending December 31, 2004.

        The total cash costs at San Sebastian for the second quarters of 2004 and 2003 were $0.39 and $0.20 per silver ounce, with the increased cost driven by decreased ore grades, partly offset by increased gold by-product credits. For the six-month period, total cash cost per ounce of silver decreased to negative $0.09 in 2004 from $0.07 per ounce in 2003. Gold, a by-product credit of silver production, contributed to the decrease in year-to-date cost per ounce primarily due to higher gold prices in 2004. For the six-month periods, gold by-product credits were approximately $5.82 per silver ounce in 2004 and $3.95 per silver ounce in 2003.

        For further details on our cash costs per ounce, please see Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP), below.

The United States Segment

        Greens Creek

        The Greens Creek unit, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $4.3 million and $14.4 million for our account during the second quarter and first six months of 2004, as compared to $7.9 million and $13.4 million during the comparable 2003 periods. Despite lower sales in the second quarter of 2004 when compared to the same period last year due to timing of shipments, our income from operations from the Greens Creek Unit was $0.8 million in the second quarter of 2004 compared to an income of $0.7 million in the 2003 period due to higher average metals prices. We reported income from operations of $3.8 million in the first half of 2004 on our share of the Greens Creek Unit, compared to $0.7 million income in the same 2003 period. Cost of sales and other direct production costs as a percentage of sales from products decreased to 36% in the second quarter of 2004 and 48% for the first half of 2004, from 64% and 65% in the related 2003 periods, primarily due to increases in gold, silver, lead and zinc prices during 2004, all of which contributed to increased gross margins. The effects of base metal by-product credits is significant for Greens Creek.

        Greens Creek silver production was down by 20% in the second quarter of 2004 from the second quarter of 2003 as a result of decreased ore grades. Silver production totaled approximately 0.7 million ounces during the second quarter of 2004 and 1.4 million ounces for the first six months of 2004, compared to 0.8 million ounces and 1.6 million ounces during the same 2003 periods. During the first half of 2004, Greens Creek produced approximately 13,000 ounces of gold, 4,000 tons of lead, and 11,000 tons of zinc, compared to 15,000 ounces of gold, 4,000 tons of lead, and 13,000 tons of zinc during the first half of 2003.

        Ore grades of silver produced were approximately 16 ounces per ton in the second quarter and 17 ounces per ton in the first half of 2004, compared to approximately 19 ounces and 18 ounces of silver per ton during the related 2003 periods, with decreases due to production from lower-grade ore zones. Gold grades were approximately 0.18 ounces per ton in both the second quarter and six months of 2004, compared to 0.20 ounces per ton and 0.19 ounces per ton in the second quarter and six months of 2003. While volume mined has kept pace with our expectations, ore grades have decreased as the joint venture has been unable to mine as much volume as expected from areas with higher silver grades. Increased grades of base metals have partially compensated for the decreased silver grade.

        The total cash costs per silver ounce decreased in both reporting periods from 2003 to 2004. In the second quarter, total cash cost per silver ounce decreased by approximately 46%, from $1.00 during the second quarter of 2003 to $0.54 per ounce in the second quarter of 2004. Total cash cost per silver ounce decreased by approximately 43% from the six months of 2003 to the same period in 2004, from $1.31 per ounce in 2003 to $0.77 per ounce in 2004. The decreases in costs per ounce are primarily due to the increased by-product credits from higher average gold, lead and zinc prices during the second quarter and six months of 2004 over the 2003 period. For the year ending December 31, 2004, production is forecasted to total between 3.1 and 3.2 million silver ounces, between 26,000 and 27,000 ounces of gold, 7,000 tons of lead, and 22,000 tons of zinc.

        For further details on our cash costs per ounce, please see Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP), below.

        Lucky Friday

        The Lucky Friday unit, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $3.9 million during the second quarter of 2004 and $8.7 million during the first half of the year, compared to $3.0 million and $6.1 million during the comparable 2003 periods. Income from operations of $0.4 million and $1.5 million were recorded for the second quarter and six months of 2004, improvements for both periods from a loss from operations of $39,000 during the second quarter of 2003 and income from operations of $16,000 in the first six months of 2003. The increases in both sales and income from operations during the 2004 periods over 2003 are due primarily to the increases in metals prices. Offsetting the favorable prices are decreases of 14% in silver production quarter-on-quarter and 19% for the six-month period, due primarily to a 17% decrease in the silver ore grade for both periods. These factors are primarily attributable to overall deeper mining resulting in longer haulage, fewer tons mined in February 2004 due to ore pass pocket repair, and higher-grade mining that took place during 2003.

        Cost of sales and other direct production costs as a percentage of sales from products decreased to 90.7% during the second quarter of 2004 from 101% during the second quarter of 2003, primarily due to an increase in sales, offset by increased volume, maintenance and development costs, and an increase in labor costs as compared to the second quarter of 2003. During the comparable six-months periods, cost of sales and other direct production costs as a percentage of sales from products decreased from 99.7% in the 2003 period to 82.7% in 2004, driven by the same factors that contributed to the variances in the second quarter. In December 2003, we announced our intent to develop the 5900 level of the Gold Hunter deposit. This project, which employs 16 workers, is anticipated to cost approximately $7.5 million. At June 30, 2004, the Gold Hunter project was 20% complete, and should reach full production in the third quarter of 2005.

        Due primarily to the 14% and 19% decreases in silver production for the second quarters and six-month periods of 2004 from 2003, the total cash cost per silver ounce increased during the second quarter of 2004 to $4.87 from $4.68 during the second quarter of 2003, and increased to $5.14 in the first six months of 2004 from $4.57 in the same period of 2003. For the year ending December 31, 2004, production is forecasted to total between 2.2 million and 2.3 million silver ounces and approximately 13,000 tons of lead.

        For further details on our cash costs per ounce, please see Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP), below.

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

        Sales increased to $13.5 million in the second quarter of 2004, or by 26%, from $10.7 million in the second quarter of 2003, and to $25.3 million in the first six months of 2004, or by 26% from $19.9 million in the first six months of 2003. The increases in both periods were primarily due to higher realized gold prices ($368 in the second quarter of 2004 versus $326 in the same period of 2003, and $373 for the first six months of 2004 versus $329 for the first six months of 2003). In addition, gold grades increased during both periods, to an average of 0.77 ounces per ton in the second quarter of 2004 from .068 ounces for ton in 2003, and to 0.81 ounces per ton for the first six months of 2004 from 0.75 ounces per ton in the first half of 2003. Our realized gold prices were less than the average London Final prices ($394 per ounce in the second quarter of 2004 versus $347 per ounce in the second quarter of 2003, and $401 per ounce for the first six months of 2004 compared to $349per ounce in the first six months of 2003) due to forward gold sales commitments at $288.25 per ounce for a portion of our production. As of

June 30, 2004, a total of 22,660 ounces of gold are subject to forward contracts at the price of $288.25 per ounce, all scheduled for delivery by the end of 2004. Income from operations totaled $4.6 million and $8.5 million during the second quarter and first six months of 2004, compared to $4.7 million and $7.7 million during the related periods of 2003. Compared to results for the second quarter of 2003, operating income for the second quarter of 2004 was strengthened by a 14% increase in gold ounces produced, which was offset by increased production costs. The increase in operating income for the first six months of 2004 compared to the same period in 2003 is attributable to improvements in income from operations of $1.4 million, a 19% increase when compared to the first six months of 2003, primarily due to increases in sales driven by price and grade improvements. Cost of sales and other direct production costs as a percentage of sales from products increased during both reporting periods, to 65% during the second quarter of 2004, from 56% during the same period in 2003, and to 64% during the first six months of 2004 from 62% during the same period in 2003, due primarily to higher production costs.

        The La Camorra unit produced approximately 36,000 gold ounces during the second quarter and 73,000 gold ounces during the first six months of 2004, at total cash costs of $164 in the second quarter and $144 per ounce for the first six months compared to approximately 32,000 gold ounces in the second quarter of 2003 at a total cash cost of $139 per ounce, and 67,000 gold ounces in the first six months of 2003 at a total cash cost of $138 per ounce. La Camorra produced gold at average grades of 0.77 ounces of gold per ton in the second quarter of 2004 and 0.81 ounces of gold per ton in the first six months of 2004, compared to an average grade of 0.68 ounce of gold per ton during the second quarter of 2003, and 0.75 ounces of gold per ton in the first six months of 2003. Total gold production for the La Camorra unit is projected to reach approximately 145,000 ounces for the year ending December 31, 2004.

        As reported in our Form 10-K for the year ended December 31, 2003, Venezuela has experienced political unrest that has resulted in a severe economic downturn since the fourth quarter of 2002. The Venezuelan Constitution contains a provision to call a presidential referendum halfway through the term of office if a prescribed percentage of the electorate petitions for a referendum. During December 2003, approximately 3.4 million signatures were collected on petitions with approximately 2.4 million valid signatures needed for a recall election. In March 2004, Venezuela’s elections council ruled that 1.83 million signatures on the petitions were deemed valid, and another 876,000 signatures were deemed to require confirmation, which led to public protests. During May, enough signatures were verified to call for a referendum, which will be held August 15, 2004.

        We continue to maintain low costs in part due to the weak Venezuelan currency, the bolivar. The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 1,920 to $1 (as of February 7, 2004, formerly 1,600 to $1 since February 2003); which is the exchange rate we utilize to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. However, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 46%, which benefits our cost structure, as a portion of the gains are offset against costs of production, exploration and capital expenditures.

        Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items we previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela has continued to require an increase in supply inventory, including an increase of 21% as of the end of June 2004 compared to December 31, 2003.

        As previously reported in a press release in March 2004, approximately 5,000 ounces of gold production, valued at a cost of $1.0 million, was provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review, and is included in our product inventory at June 30, 2004. On July 21, 2004, the gold was released by the government from the Central Bank of Venezuela and was shipped to our refiner for further processing and sale by us.

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

Corporate Matters

        Other operating expense, net of other operating income, increased $5.9 million during the first half of 2004 compared to the first half of 2003. While 2003 expenses were lowered by a cash settlement from Zemex Corporation received during the first quarter of 2003 ($4.0 million), we have increased our exploration costs ($1.0 million) and provisions for closed operations and environmental matters ($1.3 million).

        Included in the first quarter 2003 net income is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.” For additional information, see Note 11 to our Notes to Consolidated Financial Statements.

        Exploration expense increased $0.4 million and $1.0 million during the second quarter and six months of 2004 compared to the same periods in 2003, primarily due to increased exploration expenditures in Mexico at or near San Sebastian ($0.8 million for the six months). Exploration expenditures in Venezuela increased by approximately $0.4 million for the first six months of 2004, with increased activity of $0.6 million on the Block B concessions offset by decreased expenditures at the Canaima resource.

        Activity at the Hollister Development Block in Nevada, or pre-development expense on the statements of operations, was approximately $1.1 million during the first six months of 2004, compared to $1.0 million during the same period in 2003. At the end of the first quarter of 2004, Hecla received notification of approval of the federal permits needed from the Bureau of Land Management (“BLM”) for this project. Final permits were issued and surety bonds required by the

BLM are in place. Once an interim arrangement for property access and work authorization is reached, site preparation work can commence.

        The provision for closed operations and environmental matters increased $0.6 million and $1.3 million during the second quarter and first six months of 2004 compared to the same periods in 2003, principally due to a provision for future reclamation and other closure costs during the first quarter of 2004 ($0.4 million) and legal and other expenditures related to Idaho’s Coeur d’Alene Basin.

        General and administrative expenses increased $0.1 million in the second quarter and decreased $0.2 million during the first six months of 2004 compared to the same periods in 2003. The decrease for the six-month period is primarily due to lower accruals for employee incentive compensation during the first quarter of 2004 ($0.6 million), offset by other general and administrative increases.

        The provision for income taxes was increased by $0.2 million during the second quarter of 2004 compared to the same period in 2003, and increased by $0.4 million in the first six months of 2004 compared to the comparable 2003 period, due to routine assessment of the company’s deferred tax asset related to Mexico, and withholding tax accrued on additional interest expense in Venezuela.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP)

        The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our gold (the Venezuela segment only) and combined silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating property, for the quarters and six months ended June 30, 2004 and 2003 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our silver and gold operating properties in the tables below, as well as the cost of sales and other direct production costs associated with our former industrial minerals segment, is presented in our Consolidated Statement of Operations and Comprehensive Income.

-35

	Venezuela Segment

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total cash costs	$5,914	$4,455	$11,258	$9,240
Divided by gold ounces produced	37	32	74	67

Total cash cost per ounce produced	$162	$139	$152	$138

Reconciliation to GAAP:
Total cash costs	5,914	4,455	11,258	9,240
Treatment &; freight costs	(575)	(458)	(1,034)	(805)
Change in product inventory	256	(183)	(146)	(842)
Reclamation and other costs	37	9	37	61

Cost of sales and other direct
production costs (GAAP)	$5,632	$3,823	$10,115	$7,654

	Combined Silver Properties

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total cash costs	$3,128	$3,850	$6,111	$7,854
Divided by silver ounces produced	1,815	2,444	3,901	4,842

Total cash cost per ounce produced	$1.72	$1.58	$1.57	$1.62

Reconciliation to GAAP:
Total cash costs	3,128	3,850	6,111	7,854
Treatment & freight costs	(4,871)	(4,602)	(9,565)	(9,255)
By-product credits	13,023	11,331	26,530	22,222
Change in product inventory	(1,525)	878	(1,132)	628
Reclamation and other costs	170	40	345	273

Cost of sales and other direct
production costs (GAAP)	$9,925	$11,497	$22,289	$21,722

	San Sebastian Unit (1)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total cash costs	$244	$202	$(132)	$134
Divided by silver ounces produced	627	1,010	1,484	2,032

Total cash cost per ounce produced	$0.39	$0.20	$(0.09)	$0.07

Reconciliation to GAAP:
Total cash costs	244	202	(132)	134
Treatment & freight costs	(367)	(506)	(829)	(1,016)
By-product credits	3,956	3,979	8,640	8,036
Change in product inventory	931	(243)	303	(225)
Reclamation and other costs	73	(11)	149	141

Cost of sales and other direct
production costs (GAAP)	$4,837	$3,421	$8,131	$7,070

(1)	Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following costs per ounce would be reported:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total cash costs	$4,200	$4,181	$8,508	$8,170
Revenues
Silver	49.8%	53.9%	52.8%	54.1%
Gold	50.2%	46.1%	47.2%	45.9%
Ounces produced
Silver	627	1,010	1,484	2,032
Gold	10	12	22	23
Total cash cost per ounce produced
Silver	$3.34	$2.23	$3.02	$2.17
Gold	209	168	187	163

	Greens Creek Unit

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total cash costs	$361	$833	$1,090	$2,068
Divided by silver ounces produced	670	833	1,415	1,573

Total cash cost per ounce produced	$0.54	$1.00	$0.77	$1.31

Reconciliation to GAAP:
Total cash costs	361	833	1,090	2,068
Treatment & freight costs	(3,209)	(3,079)	(6,278)	(6,068)
By-product credits	6,776	6,170	13,487	11,687
Change in product inventory	(2,442)	1,081	(1,511)	789
Reclamation and other costs	89	41	178	113

Cost of sales and other direct
production costs (GAAP)	$1,575	$5,046	$6,966	$8,589

	Lucky Friday Unit

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total cash costs	$2,523	$2,815	$5,153	$5,652
Divided by silver ounces produced	518	602	1,002	1,237

Total cash cost per ounce produced	$4.87	$4.68	$5.14	$4.57

Reconciliation to GAAP:
Total cash costs	2,523	2,815	5,153	5,652
Treatment & freight costs	(1,295)	(1,017)	(2,458)	(2,171)
By-product credits	2,291	1,182	4,403	2,499
Change in product inventory	(14)	40	76	64
Reclamation and other costs	10	10	18	19

Cost of sales and other direct
production costs (GAAP)	$3,515	$3,030	$7,192	$6,063

Financial Condition and Liquidity

        Our financial condition continues to be strong, with cash and cash equivalents of $80.4 million and $27.9 million in short-term investments with maturities due within the next twelve months. Our cash needs over the next six months will be primarily related to capital expenditures, exploration activities and reclamation expenditures and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations and/or future borrowings or debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

Contractual Obligations and Contingent Liabilities and Commitments

        The table below presents our fixed, non-cancelable contractual obligations and commitments primarily with regards to payment of debt, future funding for reclamation bonds, our earn-in agreement obligations, certain capital expenditures and lease arrangements as of June 30, 2004 (in thousands). For additional information on outstanding debt, see Note 6 to our Notes to Consolidated Financial Statements.

	Payments Due By Period

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Long-term Debt (1)	$990	$1,764	$—	$—	$2,754
Reclamation bond (2)	7,840	—	—	—	7,840
Purchase obligations (3)	8,497	—	—	—	8,497
Earn-in agreement (4)	7,015	—	—	—	7,015
Operating lease commitments (5)	325	1,485	120	—	1,930

Total contractual cash obligations	$24,667	$3,249	$120	$—	$28,036

(1)

These amounts are included on our Consolidated Balance Sheet. See Note 6 of Notes to Consolidated Financial Statements for additional information about our debt and related matters. There are no provisions in our outstanding debt agreements that would accelerate the debt payments listed above.

(2)

During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a $26.6 million restricted trust for reclamation funding in the future. The restricted trust was established in full in the first five months of 2004.

(3)	As of June 30, 2004, we were committed to approximately $1.6 million for the construction of a shaft at the La Camorra unit.

(4)

In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), concerning exploration, development and production on Great Basin’s Hollister Development Block gold property. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. As of June 30, 2004, we were contractually committed to approximately $7.0 million, which represents the remaining portion of the first stage of the agreement. The $7.0 million has not been recorded in our Consolidated Financial Statements; although project to date, we have incurred expenditures of $3.3 million, which has been recorded on our Consolidated Financial Statements as pre-development expenditures.

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

        We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At June 30, 2004, our reserves for these matters totaled $69.1 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. During 2004, expenditures for environmental remediation and reclamation are estimated to be in the range of $7.0 million and $9.0 million. For additional information relating to our environmental obligations, see Note 5 to our Notes to Consolidated Financial Statements.

Operating Activities

        Operating activities provided approximately $16.8 million in cash during the first six months of 2004, compared to $13.0 million at June 30, 2003, primarily from cash provided by our operating properties. Net cash from operating activities was improved by decreased receivables due to timing of sales at Greens Creek and San Sebastian ($3.2 million), and increased accounts payable and accrued expenses, primarily in Venezuela ($3.8 million). Cash provided by operating activities was decreased by increased value-added tax receivables ($1.7 in Venezuela, offset by a $1.3 million decrease in Mexico), increased materials inventories in Venezuela ($1.1 million), higher product inventory at Greens Creek ($1.5 million), and prepayments to suppliers related to a capital project in Venezuela ($4.6 million),

        We have recorded the value added taxes we paid in Venezuela and Mexico as recoverable assets. At June 30, 2004, value added tax receivables totaled $5.2 million in Venezuela and $2.6 million in Mexico. We periodically evaluate the recoverability of these receivables and have established a reserve against future collection of 21% in Venezuela.

        Positive non-cash elements incurred in the first six months of 2004 included charges for depreciation, depletion and amortization ($12.9 million), a change in deferred income taxes primarily a result of utilization of deferred tax assets in Mexico ($1.7 million), and provisions for reclamation and closure costs ($0.8 million).

Investing Activities

        Investing activities required $41.2 million in cash during the first quarter of 2004 primarily for the purchase of short-term investments ($21.3 million), additions to properties, plants and equipment ($17.5 million), the completion of a restricted trust for future reclamation at Greens Creek (as discussed above), commitment of funds as surety on tax obligations in Venezuela ($4.3 million) and surety bond collateral for the Hollister Development Block ($1.0 million), offset by maturities of investments ($11.4 million). Capital expenditures during the first six months of 2004 consisted of additions in Venezuela of $13.5 million, including construction on a new shaft and mine development at the La Camorra mine and definition drilling and surface equipment purchases at the Isidora mine, mine equipment and development, as well as additions to the mine and mill infrastructure, at the Greens Creek unit ($1.6 million), and mine development at the Lucky Friday unit ($1.7 million).

        In 2004, we estimate our capital expenditures will be in the range of $40.0 to $48.0 million, which represents sustaining capital at our existing operations and expansion capital for shaft construction at the La Camorra mine, equipment and development at the Isidora mine, and development at the Lucky Friday unit. There can be no assurance that our estimated capital expenditures for 2004 will be in the range we have projected.

Financing Activities

        During the first six months of 2004, financing activities used approximately $0.5 million in cash due to repayment of debt ($4.3 million), including final payment of $1.5 on the outstanding balances of a credit agreement used to provide project financing at the La Camorra mine and $2.4 million on a revolving loan in Venezuela. Offsetting the use of cash for debt repayment were proceeds of $1.4 million received upon exercise of employee stock options (285,962 shares) and $2.4 million borrowed on a revolving loan in Venezuela (repaid in the second quarter of 2004).

Other

        In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged, which resulted in the issuance of a total of 2,175,237 common shares. The completed exchange offer eliminated $3.4 million in accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.0 million to $0.7 million. During March 2004, we entered into exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of these privately negotiated exchanges. As a result of the February and March exchanges, we recorded non-cash dividends of approximately $10.9 million during the first quarter of 2004. As of June 30, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of shares.

        Holders of our Series B preferred stock are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when and if declared by the board of directors. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred stock to elect two directors at our annual shareholders’ meeting. On May 10, 2002, holders of the preferred stock, voting as a class, elected two additional directors. As of July 1, 2004, we have not declared or paid $2.1 million of preferred stock dividends.

        We are subject to legal proceedings and claims that have not been finally adjudicated. The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. For information on legal proceedings and claims, see Note 5 to our Notes to Consolidated Financial Statements.

        For information on hedged positions and derivative instruments, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

New Accounting Pronouncements

        In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” We have reclassified the net cost of mineral interests and associated accumulated amortization to property, plant and equipment as of June 30, 2004 ($5.0 million) and December 31, 2003 ($5.3 million).

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46(r) in its entirety in the first quarter of 2004, which did not have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at June 30, 2004, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. We believe there has not been a material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part I, Item 1 – Risk Factors in our Form 10-K for the year ended December 31, 2003).

Interest-Rate Risk Management

        The following table presents principal cash flows (in thousands) for debt outstanding and short-term investments at June 30, 2004, by maturity date and the related average interest rate. Our outstanding debt is fixed at 13% as indicated below. Our short-term investments were subject to changes in market interest rates and were sensitive to those changes.

	Expected Maturity Date						Fair Value

	2004	2005	2006	2007	2008	Total

Project financing debt	$413	$1,366	$975	—	—	$2,754	$2,754
Average interest rate	13%	13%	13%	—	—

Short-term investments	$27,937	—	—	—	—	$27,937	$27,937
Average interest rate	1.53%	—	—	—	—

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

        The following table provides information about our forward sales contracts at June 30, 2004. The table presents the notional amount in ounces, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which will occur over the next six months.

Expected Maturity Date 2004

Forward contracts:
Gold sales (ounces)	22,660
Future price (per ounce)	$288.25
Contract amount (in thousands)	$10,318
Estimated fair value	$(2,356)
Estimated % of annual production
committed to contracts	21%

        In addition to the above contract, we have a quarterly Gold Lease Rate Swap at a fixed rate of 1.5% on 11,330 ounces of the above gold forward contracts. The ounces covered under the swap are adjusted each quarter, in accordance with the expiration of the gold forward contracts. At June 30, 2004, the fair market value of the Gold Lease Rate Swap was approximately $47,000, which represents the amount the counterparty would have to pay us if the contract was terminated.

Item 4. Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that disclosure controls and procedures were effective as of June 30, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

        We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout Hecla, but no such refinements or other changes in our internal control over financial reporting during the quarter ended June 30, 2004 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Hecla Mining Company and Subsidiaries

Item 1. Legal Proceedings

        For information concerning legal proceedings, refer to Note 5 of Notes to Consolidated Financial Statements, which is incorporated by reference into this Item 1.

Item 3. Defaults Upon Senior Securities

        As of August 9, 2004, we have not declared or paid $2.2 million of Series B Convertible Preferred stock dividends.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 7, 2004, the following matters were voted on by Hecla’s shareholders:

Election of Three Directors:

	Votes For	Votes Withheld

Ted Crumley	102,404,521	3,045,676
Charles L. McAlpine	101,336,428	4,113,769
Jorge E. Ordonez C	101,640,190	3,810,007

Approval of the amendment to the 1995 Stock Incentive Plan::

Votes For	Votes Against	Abstentions

47,835,512	12,332,690	827,281

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See the exhibit index to this Form 10-Q for the list of exhibits.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004

Report on Form 8-K filed on May 11, 2004.

Items 2 and 5 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY
(Registrant)

Date: August 9, 2004	By /s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date: August 9, 2004	By /s/ Lewis E. Walde
Lewis E. Walde, Vice President and
Chief Financial Officer

Exhibit Index

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3(ii) to Registrant’s Current Report on Form 8-K dated November 13, 1998 (File No. 1-8491) and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 (File No. 1-8491) and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

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

10.2	Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated by herein by reference. (1)

10.3(a)	Form of Executive Deferral Plan Master Document, as amended, effective November 13, 1993. Filed as exhibit 10.3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8491) and incorporated herein by reference. (1)

10.3(b)	Form of Director Deferral Plan Master Plan Document effective January 1, 1995. Filed as exhibit 10.3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.4(a)	1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant’s Proxy Statement dated March 20, 1987 (File No. 1-8491) and incorporated herein by reference. (1)

10.4(b)	Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

10.4(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

10.4(d)	Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-8

filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference. (1)

10.5(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference. (1)

10.5(b)	Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.5(c)	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.6	Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference. (1)

10.7	Summary of Short-term Performance Payment Plan. Filed as exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.8(a)	Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

10.8(b)	Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

10.8(c)	First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s

Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

10.10	Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491) and incorporated herein by reference.

10.11	Credit Agreement dated as of June 25, 1999, among Monarch Resources Investments Limited as Borrower, Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank of London Limited as Collateral and Administrative Agent. Filed as exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

10.12	Subordinated Loan Agreement dated as of June 25, 1999, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Initial Lender, Collateral and Administrative Agent. Filed as exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

10.13	Subordination Agreement dated as of June 25, 1999, among NationsBank, N.A. as Senior Creditor, Standard Bank of London Limited as Subordinated Creditor and Hecla Mining Company. Filed as exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

10.14	Subordinated Loan Agreement dated June 29, 2000, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Lender. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

10.15	Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank of London Limited as Senior Creditor and Subordinated Creditor. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

10.16	Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.

10.18	Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.

10.21	Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

10.22	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

10.23	Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-8491) and incorporated herein by reference.

10.24(a)	Preferred Stock Exchange Agreement between Hecla Mining Company and Langley Partners L.P., dated November 19, 2003. Filed as exhibit 12(d)(17) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(b)	Preferred Stock Exchange Agreement between Hecla Mining Company and Cohanzick Credit Opportunities Fund Ltd., dated November 20, 2003. Filed as exhibit 12(d)(18) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(c)	Preferred Stock Exchange Agreement between Hecla Mining Company and Ariel Fund, Ltd., dated November 20, 2003. Filed as exhibit 12(d)(19) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(d)	Preferred Stock Exchange Agreement between Hecla Mining Company and Gabriel Capital, L.P., dated November 20, 2003. Filed as exhibit 12(d)(20) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(e)	Preferred Stock Exchange Agreement between Hecla Mining Company and Cohanzick High Yield Partners L.P., dated November 20, 2003. Filed as exhibit 12(d)(21) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(f)	Preferred Stock Exchange Agreement between Hecla Mining Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(22) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(g)	Preferred Stock Exchange Agreement between Hecla Mining Company and Lonestar Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(23) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(h)	Preferred Stock Exchange Agreement between Hecla Mining Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(24) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(i)	Preferred Stock Exchange Agreement between Hecla Mining Company and Generic Trading of Philadelphia, LLC, dated December 8, 2003. Filed as exhibit 12(d)(25) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(j)	Preferred Stock Exchange Agreement between Hecla Mining Company and Smith Barney Inc., dated December 10, 2003. Filed as exhibit 12(d)(26) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(k)	Preferred Stock Exchange Agreement between Hecla Mining Company and Maxim Group, dated December 17, 2003. Filed as exhibit 12(d)(27) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.24(l)	Preferred Stock Exchange Agreement between Hecla Mining Company and Generic Trading of Philadelphia, LLC, dated December 30, 2003. Filed as exhibit 12(d)(28) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________________________________________

(1)  Indicates a management contract or compensatory plan or arrangement.

*  Filed herewith.