Form 10-Q
period 2004-09-30
HECLA MINING CO/DE/
filed 2004-11-09
CIK 719413

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


Commission file number               1-8491
                       --------------------------------------------------------


                              HECLA MINING COMPANY
================================================================================
             (Exact name of registrant as specified in its charter)

               Delaware                                   82-0126240
-------------------------------------               ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     6500 Mineral Drive, Suite 200
        Coeur d'Alene, Idaho                                83815-9408
-------------------------------------                ----------------------
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
Yes  XX .      No     .
    ----          ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  XX .      No     .
    ----          ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Shares Outstanding November 3, 2004
--------------------------------------       -----------------------------------
     Common stock, par value                            118,299,861
         $0.25 per share

                     Hecla Mining Company and Subsidiaries

                                   Form 10-Q

                    For the Quarter Ended September 30, 2004

                                   I N D E X*
                                   ----------

                                                                            Page
                                                                            ----
PART I. - Financial Information

     Item l  -  Condensed Financial Statements (unaudited)

             -  Consolidated Balance Sheets -
                September 30, 2004 and December 31, 2003                      3

             -  Consolidated Statements of Operations and Comprehensive
                Loss - Three Months and Nine Months Ended
                September 30, 2004 and 2003                                   4

             -  Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2004 and 2003                 5

             -  Notes to Consolidated Financial Statements                    6

     Item 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                22

     Item 3  -  Quantitative and Qualitative Disclosures About Market Risk   44

     Item 4  -  Controls and Procedures                                      46

PART II. - Other Information

     Item 1  -  Legal Proceedings                                            48

     Item 3  -  Defaults Upon Senior Securities                              48

     Item 6  -  Exhibits                                                     48

*Certain items are omitted as they are not applicable.

                         Part I - Financial Information

                      Hecla Mining Company and Subsidiaries

                     Consolidated Balance Sheets (Unaudited)
                          (In thousands, except shares)

                                                                              September 30,         December 31,
                                                                                    2004                 2003
                                                                              ---------------      ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                     $     71,607       $    105,387
   Short-term investments                                                              21,590             18,003
   Accounts and notes receivable                                                       21,748             16,318
   Inventories                                                                         17,866             16,936
   Deferred income taxes                                                                  334              1,427
   Other current assets                                                                 6,371              3,174
                                                                                 ------------       ------------
           Total current assets                                                       139,516            161,245
Investments                                                                             1,745                722
Restricted cash and investments                                                        19,528              6,447
Properties, plants and equipment, net                                                 107,961             95,315
Deferred income taxes                                                                      --                896
Other non-current assets                                                               14,478             13,570
                                                                                 ------------       ------------

           Total assets                                                          $    283,228       $    278,195
                                                                                 ============       ============

                                   LIABILITIES

Current liabilities:
   Accounts payable and accrued expenses                                         $     18,102       $     13,847
   Accrued payroll and related benefits                                                 9,440              7,307
   Current portion of long-term debt                                                      - -              2,332
   Accrued taxes                                                                        2,576              3,193
   Current portion of accrued reclamation and closure costs                             8,193              7,400
                                                                                 ------------       ------------
           Total current liabilities                                                   38,311             34,079
Long-term debt                                                                            - -              2,341
Accrued reclamation and closure costs                                                  66,376             63,232
Other non-current liabilities                                                           6,836              7,114
                                                                                 ------------       ------------

           Total liabilities                                                          111,523            106,766
                                                                                 ------------       ------------

                              SHAREHOLDERS' EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; issued
   2004 - 157,816 shares, issued 2003 - 464,777 shares,
     liquidation preference 2004 - $10,238 and 2003 - $28,932                              39                116
Common stock, $0.25 par value, authorized 200,000,000 shares;
   issued 2004 - 118,299,861 shares, issued 2003 - 115,543,695 shares                  29,575             28,886
Capital surplus                                                                       506,715            504,858
Accumulated deficit                                                                  (363,924)          (361,560)
Accumulated other comprehensive loss                                                     (582)              (753)
Less treasury stock, at cost; 2004 and 2003 - 8,274 common shares                        (118)              (118)
                                                                                 ------------       ------------

           Total shareholders' equity                                                 171,705            171,429
                                                                                 ------------       ------------

           Total liabilities and shareholders' equity                            $    283,228       $    278,195
                                                                                 ============       ============

               The accompanying notes are an integral part of the consolidated financial statements.

                      Hecla Mining Company and Subsidiaries

    Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
        (Dollars and shares in thousands, except for per-share amounts)

                                                                  Three Months Ended                 Nine Months Ended
                                                             -------------------------------   -------------------------------
                                                             September 30,     September 30,   September 30,     September 30,
                                                                 2004              2003            2004              2003
                                                             -------------     -------------   -------------     -------------
Sales of products                                              $  33,718        $  28,079        $ 102,080        $  84,723
                                                               ---------        ---------        ---------        ---------

Cost of sales and other direct production costs                   21,552           12,528           53,957           42,448
Depreciation, depletion and amortization                           5,261            5,161           17,739           15,285
                                                               ---------        ---------        ---------        ---------
                                                                  26,813           17,689           71,696           57,733
                                                               ---------        ---------        ---------        ---------
Gross profit                                                       6,905           10,390           30,384           26,990
                                                               ---------        ---------        ---------        ---------
Other operating expenses:
   General and administrative                                      2,071            1,841            6,169            6,103
   Exploration                                                     5,656            2,468           11,476            7,285
   Pre-development                                                   518               94            1,541            1,048
   Depreciation and amortization                                      89               69              238              268
   Other operating expense (income)                                1,290              818            1,716           (2,552)
   Provision for closed operations and environmental matters       8,515           23,284            9,970           23,488
                                                               ---------        ---------        ---------        ---------
                                                                  18,139           28,574           31,110           35,640
                                                               ---------        ---------        ---------        ---------

Loss from operations                                             (11,234)         (18,184)            (726)          (8,650)
                                                               ---------        ---------        ---------        ---------

Other income (expense):
   Interest income                                                   446            1,263            1,212            2,227
   Interest expense                                                  (80)            (233)            (457)            (914)
                                                               ---------        ---------        ---------        ---------
                                                                     366            1,030              755            1,313
                                                               ---------        ---------        ---------        ---------

Income (loss) from operations before income taxes and
   cumulative effect of change in accounting principle           (10,868)         (17,154)              29           (7,337)
Income tax provision                                                (424)            (306)          (2,393)          (1,922)
                                                               ---------        ---------        ---------        ---------
Loss from operations before cumulative effect of
   change in accounting principle                                (11,292)         (17,460)          (2,364)          (9,259)
Cumulative effect of change in accounting principle,
   net of income tax                                                --               --               --              1,072
                                                               ---------        ---------        ---------        ---------

Net loss                                                         (11,292)         (17,460)          (2,364)          (8,187)
Preferred stock dividends                                           (138)            (659)         (11,464)          (1,977)
                                                               ---------        ---------        ---------        ---------

Loss applicable to common shareholders                         $ (11,430)       $ (18,119)       $ (13,828)       $ (10,164)
                                                               =========        =========        =========        =========

Comprehensive loss:
Net loss                                                       $ (11,292)       $ (17,460)       $  (2,364)       $  (8,187)
Unrealized loss on derivative instruments                           (527)            --               (527)            --
Unrealized holding gains on securities                               208              289              677              488
Other                                                                  5               10               21               28
                                                               ---------        ---------        ---------        ---------

Comprehensive loss                                             $ (11,606)       $ (17,161)       $  (2,193)       $  (7,671)
                                                               =========        =========        =========        =========

Basic and diluted income (loss) per common share:
   Loss from operations after preferred dividends              $   (0.10)       $   (0.16)       $   (0.12)       $   (0.10)
   Cumulative effect of change in accounting principle              --               --               --               0.01
                                                               ---------        ---------        ---------        ---------

Basic and diluted loss per common share                        $   (0.10)       $   (0.16)       $   (0.12)       $   (0.09)
                                                               =========        =========        =========        =========

Basic and diluted weighted average number of
   common shares outstanding                                     118,285          110,221          117,955          109,656
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

                      Hecla Mining Company and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                     Nine Months Ended
                                                                                ----------------------------
                                                                                September 30,  September 30,
                                                                                    2004           2003
                                                                                -------------  -------------
Operating activities:
   Net loss                                                                      $  (2,364)     $  (8,187)
   Non-cash elements included in net loss:
     Depreciation, depletion and amortization                                       17,977         15,553
     Cumulative effect of change in accounting principle                              --           (1,072)
     Gain on disposition of properties, plants and equipment                          (105)          (306)
     Provision for reclamation and closure costs                                     9,438         23,530
     Deferred income taxes                                                           1,989          1,475
     Stock compensation                                                                300           --
   Change in assets and liabilities:
     Accounts and notes receivable                                                  (5,430)        (5,462)
     Inventories                                                                      (930)        (3,638)
     Other current and non-current assets                                           (4,219)        (1,368)
     Accounts payable and accrued expenses                                           4,242            357
     Accrued payroll and related benefits                                            2,389            (82)
     Accrued taxes                                                                    (617)         1,184
     Accrued reclamation and closure costs and other non-current liabilities        (5,388)        (4,376)
                                                                                 ---------      ---------
   Net cash provided by operating activities                                        17,282         17,608
                                                                                 ---------      ---------

Investing activities:
   Purchase of held-to-maturity securities                                         (24,619)       (12,258)
   Proceeds from maturity of held-to-maturity securities                            21,032           --
   Additions to properties, plants and equipment                                   (30,893)       (12,618)
   Proceeds from disposition of properties, plants and equipment                        98            486
   Increase in restricted investments                                              (13,427)           (14)
   Other, net                                                                         --               50
                                                                                 ---------      ---------
Net cash used by investing activities                                              (47,809)       (24,354)
                                                                                 ---------      ---------

Financing activities:
   Common stock issued under warrants and stock option plans                         1,420          3,377
   Common stock issued, net of offering costs                                         --           91,235
   Borrowings on debt                                                                2,430          1,350
   Repayments on debt                                                               (7,103)        (5,938)
                                                                                 ---------      ---------
Net cash provided (used) by financing activities                                    (3,253)        90,024
                                                                                 ---------      ---------

Net increase (decrease) in cash and cash equivalents                               (33,780)        83,278
Cash and cash equivalents at beginning of period                                   105,387         19,542
                                                                                 ---------      ---------

Cash and cash equivalents at end of period                                       $  71,607      $ 102,820
                                                                                 =========      =========


           The accompanying notes are an integral part of the consolidated financial statements.

                   Notes to Consolidated Financial Statements

NOTE 1.  BASIS OF PREPARATION OF FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive loss, consolidated statements of cash flows and notes to consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries ("we" or "our" or "us").

         The results of operations for the periods presented may not be indicative of those which may be expected for a full year. These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.

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

NOTE 2.  INVESTMENTS AND RESTRICTED CASH

SHORT-TERM INVESTMENTS

         Short-term investments included certificates of deposit and held-to-maturity securities, which are carried at amortized cost. Due to the short-term nature of these investments, the amortized cost approximates fair market value. All of these investments are due within the next twelve months, and consisted of the following as of September 30, 2004, and December 31, 2003 (in thousands):

                                        September 30,        December 31,
                                            2004                 2003
                                        -------------        ------------
 Current Investments:
      Certificates of deposit               $8,083               $3,094
      United States government and
         federal agency securities           9,500                5,616
      Municipal securities                   1,999                6,091
      Corporate bonds                        2,008                3,202
                                           -------              -------
                                           $21,590              $18,003
                                           =======              =======

RESTRICTED INVESTMENTS

         Various laws applicable to us and certain of our permits require that we put financial assurances in place for certain environmental and reclamation obligations and other potential liabilities. Our restricted investments are primarily investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $19.5 million at September 30, 2004, and $6.4 million at December 31, 2003. The $13.1 million variance from the end of 2003 to September 30, 2004, is discussed in the paragraphs below.

         During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements with a $26.6 million restricted trust for future reclamation funding. Our 29.73% share of the restricted trust at September 30, 2004, is $7.8 million, which is included in restricted investments on the consolidated balance sheet.

         In April 2004, we posted a cash deposit with the Superior Tax Court in Venezuela of approximately $4.3 million related to alleged unpaid tax liabilities that predate our purchase of the La Camorra unit. The former owner has assumed defense of the pending tax case. For more information, see Note 5.

         We have received notification of approval of the federal permits needed from the Bureau of Land Management ("BLM") for the Hollister Development Block exploration project in Nevada. The BLM reviewed the necessary bonding calculations associated with this project and in March 2004, required us to post a bond of approximately $1.0 million. In order to secure the bond, we deposited this amount in a restricted account as collateral for this bond.

NOTE 3.  INCOME TAXES

         For the three and nine months ended September 30, 2004, we recorded a $0.4 million and $2.4 million tax provision, respectively, for foreign income taxes, consisting primarily of a deferred tax provision on the reduction of deferred tax assets resulting from the utilization of tax net operating loss carryforwards in Mexico and current provisions for accrued Mexican and Venezuelan withholding taxes on interest expense related to intercompany debt. For the three and nine months ended September 30, 2003, we recorded a $0.3 million and $1.9 million tax provision, respectively, for foreign income taxes, consisting primarily of deferred taxes and a current provision for accrued Mexican withholding taxes on interest expense.

         The income tax provision for the first nine months of 2004 varies from the amount that would have been provided by applying the statutory income tax rate to our income before income taxes primarily due to the benefit from utilization of a tax loss for currency devaluation net of inflation gains in Venezuela, and the benefit of a 1% rate differential in Mexico net of an increase in the valuation allowance on net deferred tax assets in Mexico. The income tax provision for the first nine months of 2003 varies from the amount that would have been provided by applying the statutory rate to the income before income taxes primarily due to the availability and utilization of net operating losses in Mexico and Venezuela.

         The net current deferred tax asset at September 30, 2004, is comprised of a Mexican tax net operating loss carryforward and differences in tax basis of assets. We recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):

                                             September 30,      December 31,
                                                 2004               2003
                                            -------------       -------------
         Concentrates, bullion, metals
            in transit and other products   $       6,510       $       7,788
         Materials and supplies                    11,356               9,148
                                            -------------       -------------

                                            $      17,866       $      16,936
                                            =============       =============

         In accordance with our risk management policy, in July 2004 we entered into forward contracts for 7,425 metric tons of lead, to hedge lead produced at the Lucky Friday unit to protect against the risk that its market price may decline and decrease our future cash flows. The contracts represent approximately 38% of our lead production for the contract period, or August 2004 to June 2005. These contracts are required to be accounted for as derivatives under SFAS No. 133. As such, we have designated these contracts as cash flow hedges. Decreases in cash flow from the sale of lead will be highly correlated against increases in cash flows from the forward contract. These forward contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity in the event of nonperformance by the counterparties to the agreement.

         At September 30, 2004, 6,075 metric tons of lead remained outstanding under the above-mentioned contracts. The contract price of the contracts was $4.9 million and the fair market value of the contracts was approximately $5.5 million, which represents the amount we would have to pay the counterparty if the contract was terminated. At September 30, 2004, we have recognized a net loss of $0.5 million associated with these contracts in comprehensive loss. Additionally, during the third quarter of 2004, we recognized a $0.1 million loss in the consolidated statement of operations under other operating expense (income) for the ineffective portion of the above described hedge contracts.

         At September 30, 2004, we had forward sales contracts through December 31, 2004, for 11,330 ounces of gold at an average price of $288.25 per ounce, compared to 63,828 ounces at September 30, 2003. These contracts meet the criteria to be treated as normal sales in accordance with SFAS 138 and, as a result, these contracts are not required to be accounted for as derivatives under SFAS 133. These forward sales contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The London Final gold price at September 30, 2004, was $415.65 per ounce, and $388.00 per ounce at September 30, 2003.

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

         In response to a request by us and ASARCO Incorporated, the United States Federal District Court in Idaho, having jurisdiction over the 1994 Decree, issued an Order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision ("ROD") on the Basin-wide Remedial Investigation/Feasibility Study. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we requested the Court release Hecla and ASARCO from future work under the 1994 Decree within the Bunker Hill site. On November 18, 2003, the Idaho Federal District Court issued its order on ASARCO's and our request for final relief on the motion to modify the 1994 Decree. The Court held that we and ASARCO were entitled to a reduction of $7.0 million from the remaining work or costs under the 1994 Decree. Pursuant to the Court's order, the parties to the 1994 Decree have negotiated an agreement for crediting this reduction against the government's past cost claims and future work and payments under the 1994 Decree. In January 2004, both the United States and the State of Idaho filed notice of their appeal of the Federal District Court's order modifying the 1994 Consent Decree.

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

         As of September 30, 2004, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $4.4 million, which are anticipated to be made over the next three to four years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

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

         During 2000 and into 2001, we were involved in settlement negotiations with representatives of the U.S. Government and the Coeur d'Alene Indian Tribe. We also participated with certain of the other defendants in the litigation in a State of Idaho-led settlement effort. In August 2001, we entered into a now terminated Agreement in Principle with the United States and the State of Idaho to settle the governments' claims for natural resource damages and clean-up costs related to the historic mining practices in the Coeur d'Alene Basin in northern Idaho. In August 2002, because the parties were making no progress toward a final settlement under the terms of the Agreement in Principle, the United States, the State of Idaho and we agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, we may participate in further settlement negotiations with the United States, the State of Idaho and the Coeur d'Alene Indian Tribe in the future.

         The first phase of the trial commenced on the consolidated Coeur d'Alene Indian Tribe's and the United States' claims in January 2001, and was concluded in July 2001. The first phase of the trial addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the U.S. Government. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Coeur d'Alene Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The damages, past costs and clean-up costs to which this 31% applies and the Court's determination of an appropriate clean-up plan will be addressed in the Phase II trial, which is tentatively scheduled to commence in April 2005. The Court also left for the Phase II trial issues on the deference, if any, to be afforded the Government's clean-up plan.

         The Court also found that while certain Basin natural resources had been injured, "there has been an exaggerated overstatement" by the plaintiffs of Basin environmental conditions and the mining impact. The Court also significantly limited the scope of the trustee plaintiffs' resource trusteeship and will require proof in the Phase II trial of the trustees' percentage of trusteeship in co-managed resources. The U.S. Government and the Coeur d'Alene Tribe are re-evaluating their claims for natural resource damages for the Phase II trial. Although we believe, because of the actions of the Court described above, we have limited liability for natural resource damages, such claims may be in the range of $2.0 billion and $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the U.S. Government's and Tribe's natural resources damage claims, we are currently unable to estimate any liability or range of liability for these claims.

         In expert reports exchanged with the defendants in August and September 2004, the U.S. Government claimed to have incurred approximately $87 million for past environmental study, remediation and legal costs associated with the Coeur d'Alene Basin for which it is alleging it is entitled to reimbursement in the Phase II trial. A portion of these costs is also included in the work to be done under the ROD. With respect to the U.S. Government's past cost claims, we have determined a potential range of liability between $5.6 million and $13.6 million, with no amount in the range being more likely than any other amount. At September 30, 2004, we recorded an accrual for the U.S. Government past cost claim of $5.6 million.

         The Phase II trial is currently scheduled to commence in April 2005. Two of the defendant mining companies, Coeur d'Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States' litigation.

         Although the U.S. Government has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and the U.S. Government's past cost claim is $87 million, based upon the Court's prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we currently estimate, including the September 2004 accrual of $5.6 million for past response costs, the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we have accrued the minimum liability within this range, which at September 30, 2004, was $23.6 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Coeur d'Alene Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to the Phase II trial, any interim court determinations and the outcome of the Phase II trial.

         CLASS ACTION LITIGATION

On January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d'Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs they allege resulted from historic mining and transportation practices of the defendants in the Coeur d'Alene Basin. On August 18, 2004, the District Court of Kootenai County issued its Opinion and Order with respect to a number of Summary Judgment Motions filed by the defendants in the litigation. In the Order, the Judge dismissed all of the plaintiff's claims against the defendants, asserting that in each case the applicable statute of limitations had been exceeded prior to filing the lawsuit. The Court held that Hecla Mining Company had completely ceased discharging mill tailings into the South Fork of the Coeur d'Alene River in 1968 and that all mill tailings were deposited on lands within ten years of that date or by 1978. The Court stated that the action was brought in 2002, and the four-year statute of limitations had expired. Therefore, the Court held that the lawsuit against Hecla was time barred. In September 2004, the plaintiffs filed a Notice of Appeal, appealing the District Court's dismissal decision to the Idaho Supreme Court.

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

INDEPENDENCE LEAD MINES LITIGATION

         In March 2002, Independence Lead Mines Company ("Independence"), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 lease agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleged that we violated the "prudent operator obligations" implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred from March 23 through April 1, 2004. On July 19, 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorney fees and certain costs, which Independence has paid. On August 10, 2004, Independence filed its Notice of Appeal that is currently pending before the Supreme Court of Idaho. We believe that we have complied in all material respects with all of our obligations under the 1968 lease agreement and intend to continue defending our right to operate the property under the lease agreement.

MEXICO LITIGATION

         In Mexico, our subsidiary, Minera Hecla, was involved in litigation in Mexico City concerning a lien on certain major components of the Velardena mill that predated the sale of the mill to Minera Hecla. At the time of the purchase, the lien amount was believed to be approximately $590,000, which was deposited by the prior owner of the mill with the Court. In January 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale, and the Court in Mexico City canceled the lien. In September 2003, the lien holder filed the last in a series of unsuccessful appeals before a federal appeals court in Mexico City. In February 2004, the federal appeals court in Mexico City upheld the lower court decisions that the lien had been canceled. We believe that the lien has been fully satisfied and the lien holder has exhausted all appeals.

         Minera Hecla is also involved in other litigation in state and federal courts located within the State of Durango, Mexico, concerning the Velardena mill. In October 2003, representatives from Minera William, S.A. de C.V. (an affiliate of the prior owner of the Velardena mill and subsidiary of ECU Silver Mining, a Canadian company) presented to Minera Hecla court documents from a state court in Durango, Mexico, that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. In October 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. In February 2004, Minera Hecla obtained a permanent restraining order that prohibits further interference with our operation and possession of the mill. Minera William is pursuing an appeal of the permanent restraining order that is currently pending in the Court of Appeals in the City and State of Durango. We believe the claim of Minera William is without merit and it has no right to any portion of the Velardena mill. We intend to zealously defend our ownership interest.

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

VENEZUELA LITIGATION

         In February 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold dore produced from the La Camorra unit that is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana, C.A. ("MHV"). The impoundment was allegedly made due to irregularities in documentation that accompanied that shipment. That shipment was stored at the Central Bank of Venezuela until its return to us in July 2004. All subsequent shipments of gold dore have been exported without intervention by Venezuelan government authorities. In March 2004, we filed with the Superior Tax Court in Bolivar City, State of Bolivar an injunction action against the National Guard to release the impounded gold dore. In April 2004, that Court granted our request for an injunction but conditioned release of the gold pending resolution of an unrelated matter involving the Venezuelan tax authority (SENIAT) that was proceeding in the Third Superior Tax Court in Caracas. In June 2004, the third Superior Tax Court in Caracas ordered return of the impounded gold to Hecla, which was in fact returned to us in July 2004 and was shipped to our refiner for further processing and sale by us. We believe we are in material compliance with our export license and all applicable Venezuelan laws.

         MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra unit from Monarch Resources Investments Limited ("Monarch") in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for that pending tax case in the Superior Tax Court in Caracas. On or about April 2, 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, State of Bolivar an embargo action against all of MHV's assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, on April 7, 2004, MHV made a cash deposit with the Court of approximately $4.3 million. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by the SENIAT. Although the Company believes the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurances as to the outcome of this proceeding. If the tax court in Caracas or an appellate court were to subsequently award SENIAT all of its requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

OTHER

In October 2004, the employees at the Velardena mill in Mexico went on strike after presenting a list of what we believe are unfounded accusations relating to the labor agreement. Although there can be no assurance as to the outcome or length of the strike, production may be affected during the fourth quarter of 2004. We currently believe the strike will not materially affect our operations or longer-term expected production. The mine is stockpiling ore until the strike is resolved.

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

         In August 2004, we made a final payment of $2.7 million, including approximately $30,000 in interest, on the outstanding balance of a project loan used to acquire a processing mill to process ore mined from the San Sebastian mine. As a result of the final payment, our debt under this agreement has been fully discharged.

         At September 30, 2004, we had no debt outstanding.

NOTE 7.  LOSS PER COMMON SHARE

         The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the loss applicable to common shareholders for the three months and nine months ended September 30, 2004 and 2003, used in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

                                                         Three Months Ended                 Nine Months Ended
                                                     -----------------------------      -----------------------------
                                                             September 30,                     September 30,
                                                         2004             2003              2004             2003
                                                     -----------       -----------      -----------       -----------
Loss from operations before cumulative effect of
   change in accounting principle and preferred
   stock dividends                                   $   (11,292)      $   (17,460)     $    (2,364)      $    (9,259)
Cumulative effect of change in accounting
   principle, net of income tax                               --                --               --             1,072
Preferred stock dividends                                   (138)             (659)         (11,464)           (1,977)
                                                     -----------       -----------      -----------       -----------

Basic loss applicable to common shareholders         $   (11,430)      $   (18,119)     $   (13,828)      $   (10,164)
Basic and diluted weighted average number of
   common shares outstanding                             118,285           110,221          117,955           109,656
                                                     -----------       -----------      -----------       -----------
Basic and diluted loss per common share              $     (0.10)      $     (0.16)     $     (0.12)      $     (0.09)
                                                     ===========       ===========      ===========       ===========

         These calculations of diluted loss per share for the three months and nine months ended September 30, 2004 and 2003 exclude the effects of convertible preferred stock ($7.9 million in 2004 and $37.6 million in 2003), as well as common stock issuable upon the exercise of various stock options as their conversion and exercise would be anti-dilutive. For the three and nine months ended September 30, 2004 and 2003, 3,255,670 and 3,086,197 stock options and restricted and deferred stock units, respectively, were excluded in the calculation of diluted loss per share.

NOTE 8.  BUSINESS SEGMENTS

         We are organized and managed in three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects), Mexico (the San Sebastian unit and various exploration projects) and the United States (the Greens Creek unit, the Lucky Friday unit, and various exploration projects). Prior to the fourth quarter of 2003, we were organized into a silver segment and a gold segment. We have changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for all periods presented. General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to the segments.

         The following tables present information about reportable segments for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                                         Three Months Ended                 Nine Months Ended
                                                     -----------------------------      -----------------------------
                                                             September 30,                     September 30,
                                                         2004             2003              2004             2003
                                                     -----------       -----------      -----------       -----------
     Net sales to unaffiliated customers:
         United States                               $    15,152       $    11,093      $    38,259       $    30,528
         Venezuela                                        11,476             8,611           36,730            28,522
         Mexico                                            7,138             8,392           27,195            25,153
         Other                                               (48)              (17)            (104)              520
                                                     -----------       -----------      -----------       -----------

                                                     $    33,718       $    28,079      $   102,080       $    84,723
                                                     ===========       ===========      ===========       ===========


     Income (loss) from operations:
         United States                               $     2,572       $     1,841      $     6,445       $     1,209
         Venezuela                                           (34)            2,587            6,073             8,441
         Mexico                                           (1,320)            3,404            5,437             9,671
         Other                                           (12,452)          (26,016)         (18,681)          (27,971)
                                                     -----------       -----------      -----------       -----------

                                                     $   (11,234)      $   (18,184)     $      (726)      $    (8,650)
                                                     ===========       ===========      ===========       ===========

         The following table presents identifiable assets by reportable segment as of September 30, 2004 and December 31, 2003 (in thousands):

                                      September 30,            December 31,
                                           2004                   2003
                                     ---------------         ---------------
         Identifiable assets:
              United States          $        76,378         $        72,713
              Venezuela                       74,628                  47,538
              Mexico                          18,366                  17,837
              Other                          113,856                 140,107
                                     ---------------         ---------------

                                     $       283,228         $       278,195
                                     ===============         ===============

NOTE 9.  SHAREHOLDERS' EQUITY

         In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged, which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. As of September 30, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding.

         Included in the loss applicable to common shareholders for the nine months ended September 30, 2004, were preferred stock dividends of $11.5 million, which included non-cash dividend charges of approximately $10.9 million related to the exchanges of preferred stock for common stock discussed above. The non-cash dividends represent the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their original conversion terms. The non-cash dividend had no net impact on our total shareholders' equity. Following the exchanges, the total of cumulative preferred dividends in arrears was $2.3 million as of September 30, 2004.

NOTE 10.   STOCK-BASED PLANS

         At September 30, 2004, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock-based plans below. We have adopted the disclosure-only provisions of SFAS No. 123. No compensation expense was recognized during the three and nine months ended September 30, 2004 and 2003 for unexercised options related to the stock-based plans. Had compensation expense for our stock-based plans been determined based on the fair market value at the grant date for awards during these periods consistent with the provisions of SFAS No. 123, our loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                       2004           2003              2004           2003
                                                     --------       --------          --------       --------
Loss applicable to common shareholders
     As reported                                     $(11,430)      $(18,119)         $(13,828)      $(10,164)
     Stock-based employee compensation expense
         included in reported loss                      1,060            363               681            953
     Total stock-based employee compensation
          expense determined under fair value
          based methods for all awards                 (1,171)        (1,026)           (2,879)        (3,220)
                                                     --------       --------          --------       --------
     Pro forma loss applicable to
          common shareholders                        $(11,541)      $(18,782)         $(16,026)      $(12,431)
                                                     ========       ========          ========       ========
Loss applicable to common shareholders
   Per common share:
     As reported                                     $  (0.10)      $  (0.16)         $  (0.12)      $  (0.09)
     Pro forma                                       $  (0.10)      $  (0.17)         $  (0.14)      $  (0.11)


NOTE 11.   ASSET RETIREMENT OBLIGATIONS

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which became effective January 1, 2003. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Subsequently, reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original fair value estimate underlying the obligation. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 6% from the time we expect to pay the retirement obligation to the time we incurred the obligation. Upon initial application of SFAS No. 143 on January 1, 2003, we recorded the following:

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

         The following is a reconciliation of our total liability for asset retirement obligations (in thousands):

            Balance January 1, 2003                             $6,053
                 Revisions in estimated cash flows               1,031
                 Accretion expense                                 747
                 Cash payments                                    (200)
                                                                ------

            Balance December 31, 2003                            7,631
                 Revisions in estimated cash flows                (349)
                 Accretion expense                                 504

                 Cash payments                                     (12)
                                                                ------

            Balance September 30, 2004                          $7,774
                                                                ======

NOTE 12.   NEW ACCOUNTING PRONOUNCEMENTS

         In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." The SEC staff's position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." At March 31, 2004, we reclassified the net cost of mineral interests and associated accumulated amortization to property, plant and equipment of $5.1 million, and reclassified the amount recorded at December 31, 2003, of $5.3 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS CONTAINED IN OUR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ARE INTENDED TO BE COVERED BY THE SAFE HARBOR PROVIDED FOR UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR FORWARD-LOOKING STATEMENTS INCLUDE OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE RESULTS, PERFORMANCE, RESULTS OF LITIGATION, PROSPECTS AND OPPORTUNITIES. WE HAVE TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "FEEL," "INTEND," "PLAN," "ESTIMATE" AND SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND ARE EXPRESSED IN GOOD FAITH AND BELIEVED TO HAVE A REASONABLE BASIS. HOWEVER, OUR FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.

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

OVERVIEW

         Hecla Mining Company is a precious metals company originally incorporated in 1891 (in this report, "we" or "our" or "us" refers to Hecla Mining Company and/or our affiliates and subsidiaries). We are engaged in the exploration, development, mining and processing of silver, gold, lead and zinc, and own or have interests in a number of precious and nonferrous metals properties. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to:

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

         We are organized and managed in three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects), Mexico (the San Sebastian unit and various exploration projects) and the United States (the Greens Creek unit, the Lucky Friday unit, and various exploration projects. The maps below indicate the locations of our operating units. For GAAP purposes and in accordance with SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," we are organized into three segments: Venezuela (the La Camorra unit and various exploration projects), Mexico (the San Sebastian unit and various exploration projects) and the United States (the Greens Creek unit, the Lucky Friday unit, and various exploration projects) as of September 30, 2004.





                               [MAP APPEARS HERE]





         We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (dore), which is further refined before sale to metals traders. Our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors beyond our control. During the first nine months of 2004, we have seen the prices of the metals we produce continue to rise over those within the last few years. In the event these metals prices decline, we feel our low cost properties and strong balance sheet will allow us to continue to be successful.

         For the first nine months of 2004 compared to the same period in 2003, the average price of silver increased 36%, our average realized price of gold increased 13%, and the average prices of lead and zinc, both of which are important by-products at our Greens Creek and Lucky Friday units, increased 81% and 29%, respectively. Gross profit during the first nine months increased 13% over the comparable period in 2003, primarily due to increased prices of all metals we mine; however, this increase was offset by rising costs at all of our operating units, including the effects of increased fuel, steel prices and lower production from lower ore grades at San Sebastian, Greens Creek and Lucky Friday. Our exploration expenditures increased 58% for the first nine months of 2004 over the 2003 period. We believe these increased expenditures are consistent with our corporate objectives to grow and expand production in the future. Our balance sheet continues to be strong, with approximately $72.0 million in cash and $22.0 million in investments maturing within the next twelve months. At September 30, 2004, we have no debt outstanding.

         For the third quarter and first nine months of 2004, we recorded net losses of $11.3 million and $2.4 million, respectively, compared to losses of $17.5 million and $8.2 million during the third quarter and first nine months of 2003. At September 30, 2004 and 2003, we recorded adjustments totaling $8.4 million and $23.1 million, respectively, for future environmental and reclamation expenditures, primarily to increase our current estimated liability in Idaho's Coeur d'Alene Basin ($5.6 million and $16.0 million, respectively) and for the Grouse Creek mine cleanup in central Idaho ($2.9 million and $6.8 million, respectively). The 2004 accrual of $5.6 million for the Coeur d'Alene Basin was recorded for past response costs claimed by the federal government for its litigation and related costs (for additional details, see Note 5 of Notes to the Consolidated Financial Statements). The $2.9 million recorded for Grouse Creek represents an additional year of dewatering costs due to increased water quality compliance standards.

         In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. As of September 30, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of all outstanding preferred shares. As of October 1, 2004, redemption of the remaining preferred shares would cost approximately $10.2 million.

         The following table displays our actual silver and gold ounce production by operational unit for the three and nine months ended September 30, 2004 and 2003, and projected silver and gold production for the year ending December 31, 2004.

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                              Projected        ------------------         -------------------
                                                2004            2004        2003           2004         2003
                                                               ------      ------         -----        ------
 Silver ounces produced (in thousands):
       San Sebastian (1)                           2,400         472       1,104          1,956        3,135
       Greens Creek (2)                            3,100         767       1,046          2,182        2,620
       Lucky Friday                                2,200         511         493          1,512        1,731
                                            -----------------------------------------------------------------
       Total silver ounces                         7,700       1,750       2,643          5,650        7,486
                                            =================================================================

                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,              September 30,
                                              Projected        ------------------         -------------------
                                                2004            2004        2003           2004         2003
                                                               ------      ------         -----        ------
 Gold ounces produced (in thousands):
       La Camorra (3)                              134            28          28            102           95
       San Sebastian (1)                            43            10          12             32           35
       Greens Creek (2)                             26             7           7             20           22
                                            -----------------------------------------------------------------
       Total gold ounces                           203            45          47            154          152
                                            =================================================================

(1) In October, the employees at the Velardena mill went on strike after presenting a list of what we believe are unfounded accusations relating to the labor agreement. Although there can be no assurance as to the outcome or length of the strike, production may be affected during the fourth quarter of 2004.

(2)      Reflects our 29.73% portion.

(3) During the third quarter and first nine months of 2004, a total of 1,658 ounces and 2,949 ounces, respectively, were produced from third-party mining operations located near the La Camorra mine and included in our total ounces produced for the La Camorra unit.

         Total cash and average metals prices were as follows:

                                                               Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                              --------------------        -------------------
                                                               2004         2003           2004        2003
                                                              -------      -------        -------    --------
   Total cash costs of silver production (1,2)                $ 4,068      $ 3,515        $10,249    $ 11,371
   Total cash costs per ounce ($/oz.) (1,2)                      2.32         1.33           1.81        1.52

   Total cash costs of gold production (2)                    $ 5,684      $ 4,496       $ 16,280    $ 13,736
   Total cash costs per ounce ($/oz.) (2,3,4)                     211          161            165         145

Average Metals Prices:
                   Silver-Handy & Harman ($/oz.)                 6.50         5.03           6.50        4.78
                   Gold-Realized ($/oz)                           378          337            375         332
                   Gold-London Final ($/oz.)                      401          363            401         354
                   Lead-LME Cash ($/pound)                      0.423        0.232          0.391       0.216
                   Zinc-LME Cash ($/pound)                      0.444        0.372          0.465       0.360

(1) The increased costs per silver ounce during the third quarter and first nine months of 2004 compared to the same periods in 2003 are due primarily to increased mining and processing costs, and decreasing silver ounces as a result of lower grades. The increased expenditures at San Sebastian were offset by an increase in by-product credits of 16% and 18%, respectively, for the third quarter and first nine months of 2004 over the same periods in 2003, primarily from the Lucky Friday and Greens Creek units due to the strong prices of lead and zinc.

(2) Cash costs per ounce of silver or gold represent non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found below under

         Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs (GAAP).

(3) Costs per ounce of gold are based on the gold produced from gold operating properties only. Gold produced from San Sebastian and Greens Creek is treated as a by-product credit in calculating silver costs per ounce. Our costs per ounce amounts are calculated pursuant to the standards of The Gold Institute.

(4) Costs per ounce of gold are based on the gold produced from La Camorra mine only. During the third quarter and first nine months of 2004, a total of 1,658 ounces and 2,949 ounces of gold, respectively, were produced from third-party mining operations located near the la Camorra mine. The revenue from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the third quarter and first nine months of 2004 were the costs to purchase the ore of approximately $1.0 million and $1.7 million, respectively.

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

REVENUE RECOGNITION

         Sale of metals products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current spot metals prices. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter (generally three months), we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted monthly until final settlement at month-end metals prices. If there were a significant variance in estimated metals prices or assays compared to the final actual metals prices and assays, our monthly results of operations could be affected. Sales of metal in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

         Sales of concentrates and precipitates from the Greens Creek, Lucky Friday and San Sebastian units are sold directly to smelters, with recorded amounts adjusted to month-end metals prices until final settlement.

         Changes in the market price of metals significantly affect our revenues, profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, central bank sales, custom smelter activities, the relative exchange rate of the U.S. dollar, purchases and lending, investor sentiment and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of silver, gold, lead and zinc, our earnings are directly related to the prices of these metals. If the market prices for these metals fall below our total production costs, we will experience losses on such sales.

PROVEN AND PROBABLE ORE RESERVES

         On a periodic basis, management reviews the reserves used to estimate the quantities and grades of ore at our mines which management believes can be recovered and sold economically. Management's calculation of proven and probable ore reserves are based on in-house engineering and geological estimates using current operating costs and metals prices. Periodically, management obtains external audits of reserves.

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

         Declines in the market price of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset such effects. If our realized price for the metals we produce, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

DEPRECIATION AND DEPLETION

         The mining industry is extremely capital intensive. We capitalize property, plant, and equipment and depreciate consistently with industry standards. The cost of property, plant and equipment is charged to depreciation expense based on the estimated useful lives of the assets using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. As discussed above, our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

         Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $74.6 million at September 30, 2004, and we anticipate that some expenditures relating to these reserves will be made over the next 30 years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 "Accounting for Contingencies." It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of September 30, 2004, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $48.0 million. For additional information, see Note 5 of Notes to the Consolidated Financial Statements.

FOREIGN EXCHANGE GAINS IN VENEZUELA

         The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 1,920 bolivares to $1 (as of February 7, 2004, formerly 1,600 bolivares to $1 since February 2003); which is the exchange rate we utilize to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated.

         Due to the exchange controls in place, the La Camorra unit recognized a foreign exchange gain of $9.6 million during the first nine months of 2004, compared to $3.6 million during the same 2003 period, as a reduction to cost of sales, exploration and capital expenditures due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar at 1,920 to $1; however, markets outside of Venezuela reflect a devaluation of the Venezuelan currency by approximately 43%.

BY-PRODUCT CREDITS AT THE SAN SEBASTIAN UNIT IN MEXICO

         Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from gold production and the strength of the price of gold. Cash costs per ounce are calculated pursuant to standards of The Gold Institute and are consistent with how costs per ounce are calculated within the mining industry. Total cash costs were $1.20 per silver ounce for the third quarter of 2004 and $0.22 per silver ounce for the nine months ended September 30, 2004, compared to negative $0.22 per silver ounce and negative $0.04 per silver ounce during the third quarter and first nine months of 2003. For the third quarters in 2004 and 2003, gold by-product credits were $8.76 per silver ounce and $3.94 per silver ounce, respectively. For the nine months ended September 30, 2004 and 2003, gold by-product credits were approximately $6.53 per silver ounce and $3.95 per silver ounce, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

                           Three Months Ended           Nine Months Ended
                             September 30,                September 30,
                          ---------------------       ---------------------
                          2004             2003       2004             2003
                          ----             ----       ----             ----

      Silver              $4.24            $2.08      $3.38            $1.77
      Gold                  262              150        208              159

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

VALUE-ADDED TAXES

         Value-added taxes (VAT) are assessed in Venezuela on purchases of materials and services. VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $7.4 million (net of a reserve for anticipated discounts totaling $1.9 million) at September 30, 2004, and $3.4 million at December 31, 2003 (net of a reserve for anticipated discounts of $0.9 million)

         As an exporter from Venezuela, Hecla is eligible for refunds from the government for payment of VAT, and Hecla prepares a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela, generally for approximately 95% of face value. Hecla received its most recent certificate from the Venezuelan government in September 2002. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and likelihood of recovery at recorded value may diminish over time. We have established a reserve of 21% of face value at September 30, 2004 and December 31, 2003.

RESULTS OF OPERATIONS

         For the third quarter and first nine months of 2004, we recorded losses applicable to common shareholders of $11.4 million and $13.8 million, or $0.10 and $0.12 loss per common share, respectively, compared to losses applicable to common shareholders of $18.1 million and $10.2 million, or $0.16 and $0.09 loss per common share, respectively, during the third quarter and first nine months of 2003. Included in the losses for the third quarters and first nine months of 2004 and 2003 were preferred stock dividends of $0.1 million and $0.7 million, respectively, and $11.5 million and $2.0 million, respectively. The 2004 loss for the first nine months includes non-cash dividend charges of approximately $10.9 million related to the exchanges of preferred stock for common stock, discussed previously. The non-cash dividends represent the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their terms. For more information, see
Note 9 of Notes to the Consolidated Financial Statements.

THE MEXICO SEGMENT

         The San Sebastian unit, located in the State of Durango, Mexico, reported sales of $7.1 million in the third quarter of 2004 and $27.2 million for the nine months ended September 30, 2004, compared to $8.4 million and $25.2 million during the same periods in 2003, primarily due to lower silver production of 57% for the third quarter and 38% in the first nine months of 2004, compared to the prior year, due to lower ore grades, offset by increased prices of silver and gold. Costs of sales and other direct production costs as a percentage of sales increased to 65.3% in the third quarter of 2004, from 30.2% in the 2003 period, and increased to 47.0% for the first nine months of 2004, from 38.2% during the 2003 period.

         San Sebastian reported a loss from operations of approximately $16,000 during the third quarter of 2004, compared to income of $3.4 million during the third quarter of 2003, primarily due to the above-mentioned factors, as well as a 20% increase in exploration expenditures focused primarily in the Francine and Don Sergio areas. Income from operations decreased 30% during the first nine months of 2004 to $6.7 million, compared to income of $9.7 million during the same period in 2003. Exploration during the first nine months was approximately $4.2 million, a 34% increase over the same period in 2003.

         Production during the third quarter of 2004 totaled approximately 0.5 million ounces of silver and 10,000 ounces of gold, respectively, compared to
1.1 million ounces of silver and 12,000 ounces of gold, respectively, during the third quarter of 2003. For the first nine months of 2004, production totaled approximately 2.0 million ounces of silver and 32,000 ounces of gold, respectively, compared to 2003 production in the same period of approximately
3.1 million ounces of silver and 35,000 ounces of gold, respectively. Tons milled increased in the third quarter and first nine months of 2004 by 1% and 9%, respectively, over the same periods in 2003, however, the silver grade decreased to 13.3 ounces per ton in the third quarter of 2004, from 29.1 ounces per ton in the same period last year, and to 18.1 ounces per ton in the first nine months of 2004, from 29.7 ounces per ton in 2003. The decreased grade is primarily due to lower ore grades in the last year of proven and probable reserves at the Francine vein. San Sebastian's gold grades were 0.28 ounce per ton in the third quarter of 2004 and 0.29 ounce per ton in the first nine months of 2004, down from 0.32 ounce per ton and 0.34 ounce per ton during the same periods in 2003. We estimate production of between 2.3 million and 2.4 million ounces of silver, and between 42,000 and 43,000 ounces of gold, for the year ending December 31, 2004.

         The total cash costs per silver ounce increased to $1.20 in the third quarter of 2004, from a negative $0.22 in the 2003 period, and to $0.22 per ounce for the nine months in 2004, compared to a negative $0.04 per ounce in the same period in 2003. The increase is due to higher mining costs resulting from deeper mining, increased processing costs due to rising reagent requirements, as well as decreasing silver ounces produced. The mine is more expansive compared to a year ago, requiring additional equipment use and increased labor expenses to reach expected production levels.

         In October 2004, the employees at the Velardena mill went on strike after presenting a list of what we believe are unfounded accusations relating to the labor agreement. Although there can be no assurance as to the outcome or length of the strike, production may be affected during the fourth quarter of 2004. We currently believe the strike will not materially affect our operations or longer-term expected production. The mine is stockpiling ore until the strike is resolved.

         For further details on our cash costs per ounce, please see RECONCILIATION OF TOTAL CASH COSTS (NON-GAAP) TO COST OF SALES AND OTHER DIRECT PRODUCTION COSTS (GAAP), below.

THE UNITED STATES SEGMENT

         GREENS CREEK

         The Greens Creek unit, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $10.1 million and $24.5 million for our account during the third quarter and first nine months of 2004, as compared to $8.3 million and $21.6 million during the comparable 2003 periods. Our income from operations from the Greens Creek unit increased to $2.1 million and $5.5 million for the third quarter and nine-month period ended September 30, 2004, respectively, from $2.1 million and $2.4 million for the same periods in 2003, respectively, a result of increased sales due to higher average metals prices offset by negative variances of 26.7% and 16.7% in silver production quarter-on-quarter, year-on-year, respectively.

         Cost of sales and other direct production costs as a percentage of sales increased to 59.6% in the third quarter of 2004, from 44.4% in the 2003 period, due primarily to increased costs of production associated with increased fuel prices. On a year-to-date basis, metal prices increases outweighed the effects of the negative variance in silver production and increased operating costs, as cost of sales and other direct production costs as a percentage of sales decreased to 53.0% for the first nine months of 2004, from 56.7% during the 2003 period.

         Silver production totaled approximately 0.8 million ounces during the third quarter of 2004 and 2.2 million ounces for the first nine months of 2004, compared to 1.0 million ounces and 2.6 million ounces during the same 2003 periods, primarily due to negative silver ore grade variances of 19.0% and 13.7%, respectively, due to production from lower-grade ore zones. While volume mined has kept pace with our expectations, and ore milled has remained at approximately the same levels of those during the 2003 periods (approximately 60,000 tons during the third quarters of 2004 and 2003, and 177,000 tons during the first nine months of 2004 compared to 174,000 tons in the

2003 period), ore grades have decreased ounces produced as the joint venture has been unable to mine as much volume as expected from areas with higher silver grades. During the third quarter and first nine months of 2004, Greens Creek produced approximately 6,000 ounces and 20,000 ounces of gold, respectively, compared to 7,000 ounces and 22,000 ounces of gold, respectively, during the same periods in 2003.

         Given the metal price environment during 2004, both lead and zinc are significant by-products produced at the Greens Creek unit. During the third quarter and first nine months of 2004 when compared to the same periods in 2003, the prices of lead and zinc increased 82.3% and 81.0%, respectively, and 19.4% and 29.2%, respectively. Greens Creek produced approximately 1,800 tons and 5,500 tons of lead, respectively, during the third quarter and first nine months of 2004, compared to 2,000 tons and 6,200 tons, respectively, during the 2003 periods, and 5,600 tons and 16,700 tons of zinc in 2004, respectively, compared to 4,200 tons and 17,000 tons of zinc, respectively, during the third quarter and first nine months of 2003.

         The total cash costs per silver ounce increased by 36.0% to $1.55 in the third quarter of 2004, from $1.14 in the 2003 period. The increase is due to lower production and higher operating costs, as discussed above, offset by an 8.7% increase in by-product credits from higher average gold, lead and zinc prices. For the nine months ended September 30, 2004, the total cash cost per ounce decreased by 16.8% to $1.04 per silver ounce, from $1.25 per ounce in the first nine months of 2003, as the effects of increased costs were outweighed by a 13.2% increase in by-product credits. For the year ending December 31, 2004, production is forecasted to total between 3.0 million and 3.1 million silver ounces, between 25,000 and 26,000 ounces of gold, 7,000 tons of lead, and 22,000 tons of zinc.

         For further details on our cash costs per ounce, please see RECONCILIATION OF TOTAL CASH COSTS (NON-GAAP) TO COST OF SALES AND OTHER DIRECT PRODUCTION COSTS (GAAP), below.

         LUCKY FRIDAY

         The Lucky Friday unit, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $5.1 million during the third quarter of 2004 and $13.8 million during the first nine months of the year, compared to $2.8 million and $8.9 million during the comparable 2003 periods. Income from operations of $1.0 million and $2.5 million were recorded for the third quarter and nine months of 2004, improvements for both periods from losses from operations of $0.1 million and $0.1 million, respectively, during the third quarter and first nine months of 2003. The increases in both sales and income from operations during the 2004 periods over 2003 are due primarily to the increases in metals prices, including favorable increases in the prices of lead and zinc, which are important by-products at the Lucky Friday unit.

         While silver ounces produced during the third quarter of 2004 were slightly higher than the same period in 2003, 511,000 ounces compared to 493,000 ounces, respectively, silver production during the first nine months of 2004 was approximately 13% less, or 1.5 million ounces compared to 1.7 million ounces, respectively, when compared to the first nine months of 2003. The silver ore grade for the third quarter and nine-month period of 2004 was 12.9 and 13.3 ounces per ton, respectively, a 13.7% and 16.0% decrease, compared to 14.9 and
15.9 ounces per ton, respectively,
during the third quarter and first nine months of 2003. These factors are primarily attributable to overall deeper mining resulting in longer haulage, fewer tons mined in early 2004 due to ore pass pocket repair, and higher-grade mining that took place during 2003.

         Development continues on the 5900 level of the Gold Hunter deposit, which has advanced approximately 3,700 feet, or about two-thirds of the way to the orebody. Full production on the new level is expected to begin in early 2006.

         Cost of sales and other direct production costs as a percentage of sales from products decreased to 76.5% during the third quarter of 2004, from 98.5% during the third quarter of 2003, primarily due to an increase in sales, offset by increased maintenance and development cost, and an increase in payroll overhead costs, as compared to the third quarter of 2003. During the comparable nine-months periods, cost of sales and other direct production costs as a percentage of sales from product decreased from 99.3% in the 2003 period to 80.4% in 2004, driven by the same factors that contributed to the variances in the third quarters.

         The total cash cost per silver ounce decreased during the third quarter of 2004 to $4.53, from $5.20 during the third quarter of 2003, primarily due to a 116.3% increase in by-product credits from the increased price of lead and zinc, offset by increased production costs. The total cash cost per silver ounce increased to $4.98 per ounce in the first nine months of 2004, from $4.75 per ounce in the same period of 2003, primarily due to decreased silver production and increased production costs, offset by an 88.2% increase in by-product credits. For the year ending December 31, 2004, production is forecasted to total between 2.1 million and 2.2 million silver ounces and approximately 12,000 tons of lead.

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

         Sales increased to $11.5 million in the third quarter of 2004, or by 33%, from $8.6 million in the third quarter of 2003, and to $36.7 million in the first nine months of 2004, or by 29%, from $28.5 million in the first nine months of 2003. The increases in both periods were primarily due to higher realized gold prices ($363 in the third quarter of 2004 versus $324 in the same period of 2003, and $361 for the first nine months of 2004 versus $322 for the first nine months of 2003). In addition, gold grades increased during both periods, to an average of 0.69 ounce per ton in the third quarter of 2004, from
0.58 ounce per ton in 2003, and to 0.78 ounce per ton for the first nine months of 2004, from 0.69 ounce per ton in the first nine months of 2003. Our realized gold prices were less than the average London Final prices ($378 per ounce in the third quarter of 2004 versus $337 per ounce in the third quarter of 2003, and $401 per ounce for the first nine months of 2004 compared to $332 per ounce in the first nine months of

2003) due to forward gold sales commitments at $288.25 per ounce for a portion of our production. As of September 30, 2004, a total of 11,330 ounces of gold remain subject to these forward contracts, all scheduled for delivery by the end of 2004.

         Loss from operations totaled approximately $34,000 during the third quarter of 2004, although income of $6.1 million was reported during the first nine months of 2004, compared to income of $2.6 million during the third quarter of 2003 and $8.4 million in the first nine months of 2003. Compared to results for the third quarter of 2003, operating income for the third quarter of 2004 was strengthened by the increase in realized gold price as discussed above, as well as increased production, however was offset by a 187% increase in exploration costs. The decrease in operating income for the first nine months of 2004 compared to the same period in 2003 is attributable to those same factors affecting the third quarter, including an 8% increase in gold ounces produced, offset by a 63% increase in exploration costs.

         Cost of sales and other direct production costs as a percentage of sales from products increased during both reporting periods to 61.0% during the third quarter of 2004, from 41.0% during the same period in 2003, and to 46.6% during the first nine months of 2004, from 39.2% during the same period in 2003, due primarily to higher production costs as the mine gets deeper, including truck haul times which have increased over the third quarter and first nine months of 2004 compared to the same periods a year ago. Inflation, as well as rising steel costs, have also increased material expenses at the mine.

         The La Camorra unit produced approximately 28,000 gold ounces during the third quarter and 102,000 gold ounces during the first nine months of 2004, at total cash costs of $211 per ounce in the third quarter and $165 per ounce for the first nine months, compared to approximately 28,000 gold ounces in the third quarter of 2003, at a total cash cost of $161 per ounce, and 95,000 gold ounces in the first nine months of 2003, at a total cash cost of $145 per ounce. Total gold production for the La Camorra unit is projected to reach approximately 134,000 ounces for the year ending December 31, 2004.

         Contributing toward the 2004 production were approximately 1,658 ounces and 2,949 ounces, respectively, of gold produced during the third quarter and year-to-date period from third-party mining operations located near the La Camorra mine, the revenue from which is treated as a by-product credit in the calculation of gold costs per ounce. For further details on our cash costs per ounce, please see RECONCILIATION OF TOTAL CASH COSTS (NON-GAAP) TO COST OF SALES AND OTHER DIRECT PRODUCTION COSTS (GAAP), below.

         We continue to maintain low costs in part due to the weak Venezuelan currency, the bolivar. The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 1,920 bolivares to $1 (as of February 7, 2004, formerly 1,600 bolivares to $1 since February 2003); which is the exchange rate we utilize to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. However, markets outside of Venezuela reflect a devaluation of the Venezuelan currency at approximately 43%, which benefits our cost structure, as a portion of the gains are offset against costs of sales, exploration and capital expenditures.

         Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items we previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela have continued to require an increase in supply inventory, including an increase of 30% as of the end of September 2004 compared to December 31, 2003, and prepayments to vendors, which have increased by $2.5 million since December 31, 2003.

         As previously reported in a press release in March 2004, approximately 5,000 ounces of gold production, valued at a cost of $1.0 million, was provisionally withheld from export from Venezuela by the Venezuelan government, pending an administrative review. In July 2004, the gold was released by the government from the Central Bank of Venezuela and was shipped to our refiner for further processing and sale by us. All subsequent shipments of gold dore have been exported without intervention by Venezuelan government authorities.

         Venezuela experienced political unrest that resulted in a severe economic downturn since the third quarter of 2002. Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued political, regulatory and economic uncertainty, exportation and exchange controls, and the effect of all of these on our operations including, among other things, litigation, labor stoppages and the impact on our supplies of oil, gas and other products, there can be no assurance we will be able to operate without interruptions to our operations.

CORPORATE MATTERS

         The provision for closed operations and environmental matters decreased $14.8 million and $13.5 million, respectively, during the third quarter and first nine months of 2004, compared to the same periods in 2003. During the third quarters of 2004 and 2003, we recorded provisions for future reclamation and other closure costs of $8.4 million and $23.1 million, respectively, primarily for estimated liabilities in Idaho's Coeur d'Alene Basin and for the Grouse Creek mine clean-up in central Idaho. For additional information, see
Note 5 of Notes to the Consolidated Financial Statements.

         Other operating expense, net of other operating income, increased $0.5 million and $4.3 million, respectively, during the third quarter and first nine months of 2004, compared to the same periods in 2003. The third quarter variance is primarily due to accruals for variable accounting on employee stock option plans, which also affected the year-to-date variance. Included in other operating income in the nine-month 2003 period was a cash settlement from Zemex Corporation received during the first quarter of that year ($4.0 million).

         Exploration expense increased $3.2 million and $4.2 million, respectively, during the third quarter and nine months of 2004, compared to the same periods in 2003, primarily due to increased exploration expenditures in Mexico ($1.5 million and $2.4 million, respectively) and in Venezuela at or near the La Camorra mine and Canaima resource ($1.0 million and $0.8 million, respectively) and the Block B concessions ($0.2 million and $0.8 million, respectively). During the fourth quarter of 2004, we currently anticipate spending an additional $2.2 million to $2.6 million in exploration activity.

         Activity at the Hollister Development Block in Nevada, or pre-development expense on the statements of operations, was approximately $0.5 million and $0.1 million, respectively, during the third quarters of 2004 and 2003, and approximately $1.5 million and $1.0 million, respectively, during the first nine months of 2004 and 2003. Final permits have been issued, and surface and underground construction has commenced.

         Included in the net loss for the first nine months of 2003 is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." For additional information, see Note 11 of Notes to the Consolidated Financial Statements.

         Interest income decreased $0.8 million and $1.0 million, respectively, during the third quarter and first nine months of 2004, compared to the same periods in 2003, primarily due to interest income received during the second and third quarters of 2003 from the Mexican government for interest on unpaid value-added tax receivables ($1.0 million and $1.3 million, respectively), offset by increased income generated from short-term investments ($0.1 million and $0.2 million, respectively).

         The provision for income taxes was increased by $0.1 million during the third quarter of 2004 compared to the same period in 2003, and increased by $0.5 million in the first nine months of 2004 compared to the comparable 2003 period, due to routine assessment of our deferred tax asset related to Mexico, and withholding tax accrued on additional interest expense in Venezuela.

         Interest expense decreased $0.2 million and $0.5 million, respectively, during the third quarter and first nine months of 2004, compared to the same periods in 2003, principally due to lower average borrowings. At September 30, 2004, we had no outstanding debt.

         General and administrative expenses increased $0.2 million in the third quarter of 2004 compared to the same period in 2003, for a nine-month total of approximately $6.2 million and $6.1 million, respectively, in 2004 and 2003.

RECONCILIATION OF TOTAL CASH COSTS (NON-GAAP) TO COST OF SALES AND OTHER DIRECT PRODUCTION COSTS (GAAP)

         The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our gold (the Venezuela segment only) and combined silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating property, for the quarters and nine months ended September 30, 2004 and 2003 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our silver and gold operating properties in the tables below, as well as the cost of sales and other direct production costs associated with our former industrial minerals segment, is presented in our Consolidated Statement of Operations and Comprehensive Loss.

                                                     Venezuela Segment (1)
                                       --------------------------------------------------
                                        Three Months Ended            Nine Months Ended
                                           September 30,               September 30,
                                       ----------------------      ----------------------
                                        2004           2003          2004          2003
                                       --------      --------      --------      --------
Total cash costs                       $  5,684      $  4,496      $ 16,380    $   13,736
Divided by gold ounces produced              27            28            99            95
                                       --------      --------      --------      --------
Total cash cost per ounce produced     $    211      $    161      $    165    $      145
                                       ========      ========      ========      ========
Reconciliation to GAAP:
 Total cash costs                         5,684         4,496        16,380        13,736
 Treatment & freight costs                 (427)         (370)       (1,462)       (1,175)
 By-product credits                         652            --         1,146            --
 Change in product inventory              1,096          (586)          951        (1,428)
 Reclamation and other costs                 --            (8)          105            53
                                       --------      --------      --------      --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)           $  7,005      $  3,532      $ 17,120      $ 11,186
                                       ========      ========      ========      ========

(1) Costs per ounce of gold are based on the gold produced by the La Camorra mine only. During the third quarter and first nine months of 2004, a total of 1,658 ounces and 2,949 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the third quarter and first nine months of 2004 were the costs to purchase the ore of approximately $1.0 million and $1.7 million, respectively.

                                                    Combined Silver Properties
                                       --------------------------------------------------
                                          Three Months Ended          Nine Months Ended
                                             September 30,             September 30,
                                       ----------------------      ----------------------
                                         2004          2003          2004          2003
                                       --------      --------      --------      --------
Total cash costs                       $  4,068      $  3,515      $ 10,249      $ 11,371
Divided by silver ounces produced         1,750         2,643         5,650         7,486
                                       --------      --------      --------      --------
Total cash cost per ounce produced     $   2.32      $   1.33      $   1.81      $   1.52
                                       ========      ========      ========      ========
Reconciliation to GAAP:
 Total cash costs                         4,068         3,515        10,249        11,371
 Treatment & freight costs               (4,715)       (4,498)      (14,280)      (13,753)
 By-product credits                      13,291        11,452        39,747        33,674
 Change in product inventory              1,674        (1,640)          544        (1,012)
 Reclamation and other costs                229           143           577           415
                                       --------      --------      --------      --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)           $ 14,547      $  8,972      $ 36,837      $ 30,695
                                       ========      ========      ========      ========

                                                     San Sebastian Unit (1)
                                       --------------------------------------------------
                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                       ----------------------      ----------------------
                                         2004          2003          2004          2003
                                       --------      --------      --------      --------
Total cash costs                       $    565      $   (247)     $    432      $   (112)
Divided by silver ounces produced           472         1,104         1,956         3,135
                                       --------      --------      --------      --------
Total cash cost per ounce produced     $   1.20      $  (0.22)     $   0.22    $    (0.04)
                                       ========      ========      ========      ========
Reconciliation to GAAP:
 Total cash costs                           565          (247)          432          (112)
 Treatment & freight costs                 (208)         (578)       (1,037)       (1,594)
 By-product credits                       4,133         4,347        12,773        12,383
 Change in product inventory                 53        (1,067)          356        (1,292)
 Reclamation and other costs                118            75           268           216
                                       --------      --------      --------      --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)           $  4,661      $  2,530      $ 12,792      $  9,601
                                       ========      ========      ========      ========

(1) Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following costs per ounce would be reported:



                               Three Months Ended        Nine Months Ended
                                 September 30,             September 30,
                              --------------------      --------------------
                               2004         2003         2004         2003
                              -------      -------      -------      -------
Total cash costs              $ 4,697      $ 4,101      $13,205      $12,271
Revenues
      Silver                     42.6%        56.1%        49.9%        54.7%
      Gold                       57.4%        43.9%        50.1%        45.3%
Ounces produced
      Silver                      472        1,104        1,956        3,135
      Gold                         10           12           32           35
Total cash cost per ounce
      Silver                  $  4.24      $  2.08      $  3.38      $  1.77
      Gold                        262          150          208          159

                                                       Greens Creek Unit
                                       --------------------------------------------------
                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                       ----------------------      ----------------------
                                         2004          2003          2004          2003
                                       --------      --------      --------      --------
Total cash costs                       $  1,190      $  1,196      $  2,280      $  3,264
Divided by silver ounces produced
                                            767         1,046         2,182         2,620
                                       --------      --------      --------      --------
Total cash cost per ounce produced     $   1.55      $   1.14      $   1.04      $   1.25
                                       ========      ========      ========      ========
Reconciliation to GAAP:
 Total cash costs                         1,190         1,196         2,280         3,264
 Treatment & freight costs               (3,063)       (2,940)       (9,341)       (9,008)
 By-product credits                       6,272         5,771        19,759        17,458
 Change in product inventory              1,541          (406)           32           383
 Reclamation and other costs                 59            57           237           170
                                       --------      --------      --------      --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)           $  5,999      $  3,678      $ 12,967      $ 12,267
                                       ========      ========      ========      ========

                                                       Lucky Friday Unit
                                       --------------------------------------------------
                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                       ----------------------      ----------------------
                                         2004          2003          2004          2003
                                       --------      --------      --------      --------
Total cash costs                       $  2,313      $  2,566      $  7,537      $  8,219
Divided by silver ounces produced           511           493         1,512         1,731
                                       --------      --------      --------      --------
Total cash cost per ounce produced     $   4.53      $   5.20      $   4.98      $   4.75
                                       ========      ========      ========      ========
Reconciliation to GAAP:
 Total cash costs                         2,313         2,566         7,537         8,219
 Treatment & freight costs               (1,444)         (980)       (3,902)       (3,151)
 By-product credits                       2,886         1,334         7,215         3,833
 Change in product inventory                 80          (167)          156          (103)
 Reclamation and other costs                 52            11            72            29
                                       --------      --------      --------      --------
 COST OF SALES AND OTHER DIRECT
     PRODUCTION COSTS (GAAP)           $  3,887      $  2,764      $ 11,078      $  8,827
                                       ========      ========      ========      ========

FINANCIAL CONDITION AND LIQUIDITY

         Our financial condition continues to be strong, with cash and cash equivalents of $71.6 million and $21.6 million in short-term investments with maturities due within the next twelve months. Our cash needs over the next year will be primarily related to capital expenditures, exploration activities, reclamation expenditures, and the possibility of further investment opportunities or future acquisitions, and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations and/or future borrowings or debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

         The table below presents our fixed, non-cancelable contractual obligations and commitments primarily with regards to our earn-in agreement obligations, certain capital expenditures and lease arrangements as of September 30, 2004. At September 30, 2004, we had no debt outstanding.

                                                   Payments Due By Period (in thousands)
                                          ---------------------------------------------------------
                                          Less than                              After
                                           1 year     1-3 years    4-5 years    5 years     Total
                                          ---------   ---------    ---------    -------    -------
Purchase obligations (1,2)                  12,559          --          --          --      12,559
Earn-in agreement (2,3)                      6,720          --          --          --       6,720
Operating lease commitments (4)              1,533       1,449         156         720       3,814
                                           -------     -------     -------     -------     -------
    Total contractual cash obligations     $20,812     $ 1,449     $   156     $   720     $23,093
                                           =======     =======     =======     =======     =======

(1) As of September 30, 2004, we were committed to approximately $0.8 million for the construction of a shaft at the La Camorra mine.

(2) In July 2004, we entered into an earn-in agreement with Pacific Intermountain Gold Corporation where we have the right to acquire a 100% interest in its Stonewall property in Nye County, Nevada. We have agreed to make a series of minimum work expenditures with respect to the property and advanced royalty payments to Pacific Intermountain Gold Corporation to acquire the property. We are obligated to spend $0.2 million on work expenditures and advanced royalty payments of $25,000 within the first year of the agreement.

(3) In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. ("Great Basin"), concerning exploration, development and production on Great Basin's Hollister Development Block gold property. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. As of September 30, 2004, we were contractually committed to invest approximately $6.5 million, which represents the remaining portion of the first stage of the agreement. The $6.5 million has not been recorded in our Consolidated Financial Statements; although project to date, we have incurred expenditures of $3.8 million, which has been recorded on our Consolidated Financial Statements as pre-development expenditures.

(4) We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.

         We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At September 30, 2004, our reserves for these matters totaled $74.6 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. During the fourth quarter of 2004, expenditures for environmental remediation and reclamation are estimated to be in the range of $1.8 million and $2.1 million. For additional information relating to our environmental obligations, see Note 5 of Notes to the Consolidated Financial Statements.

OPERATING ACTIVITIES

         Operating activities provided approximately $17.3 million in cash during the first nine months of 2004, compared to $17.6 million at September 30, 2003, primarily from cash provided by our operating properties. Net cash from operating activities was improved by increased accounts payable and accrued payroll expenses primarily in Venezuela ($3.7 million), Mexico ($0.9 million), at the corporate office ($0.8 million) and at the Lucky Friday unit ($0.6 million). Cash provided by operating activities was decreased by cash required for reclamation activities and other noncurrent liabilities ($5.4 million), increased value-added tax receivables ($3.9 million in Venezuela, offset by a $2.1 million decrease in Mexico), advances to small third-party milling operations in the Block B concessions ($1.6 million), increased receivables at the corporate office related to future reimbursement by various third parties for expenditures related to the Coeur d'Alene Basin litigation ($1.5 million), increased materials inventories ($2.0 million) offset by lower product inventory in Venezuela ($1.0 million), and prepayments to various suppliers in Venezuela ($2.5 million).

         We have recorded the value added taxes we paid in Venezuela and Mexico as recoverable assets. At September 30, 2004, value added tax receivables totaled $7.4 million in Venezuela and $1.9 million in Mexico. We periodically evaluate the recoverability of these receivables and have established a reserve against future collection of 21% in Venezuela.

         Positive non-cash elements incurred in the first nine months of 2004 included charges for depreciation, depletion and amortization ($18.0 million), provisions for reclamation and closure costs ($9.4 million) and a change in deferred income taxes primarily a result of utilization of deferred tax assets in Mexico ($2.0 million).

INVESTING ACTIVITIES

         Investing activities required $47.8 million in cash during the first nine months of 2004, primarily for additions to properties, plants and equipment ($30.9 million), the purchase of short-term investments ($24.6 million), the completion of a restricted trust for future reclamation at Greens Creek ($7.8 million), commitment of funds as surety on tax obligations in Venezuela ($4.3 million) and surety bond collateral for the Hollister Development Block ($1.0 million), offset by maturities of investments ($21.0 million). Capital expenditures during the first nine months of 2004 consisted of additions in Venezuela of $23.4 million, including construction of a new shaft and mine development at the La Camorra mine and mine construction activities at the Isidora mine, mine development at the Lucky Friday unit ($3.4 million) and mine equipment and development, as well as additions to the mine and mill infrastructure, at the Greens Creek unit ($2.9 million).

         During the fourth quarter of 2004, we estimate our capital expenditures will be in the range of $10.0 million to $13.0 million, which represents sustaining capital at our existing operations and expansion capital for shaft construction at the La Camorra mine, equipment and development at the Isidora mine, and development at the Lucky Friday unit. There can be no assurance that our estimated capital expenditures for the remainder of 2004 will be in the range we have projected.

FINANCING ACTIVITIES

         During the first nine months of 2004, financing activities used approximately $3.3 million in cash due to repayment of debt ($7.1 million), including $2.7 million on the outstanding balance of a project loan used to purchase the Velardena mill in Mexico, $2.4 million on a revolving loan in Venezuela and final payment of $1.5 million on the outstanding balances of credit agreements used to provide project financing at the La Camorra mine. Offsetting the use of cash for debt repayment were $2.4 million borrowed on a revolving loan in Venezuela (repaid in the second quarter of 2004) and proceeds of $1.4 million received upon exercise of employee stock options (299,234 shares).

OTHER

         In October 2004, the employees at the Velardena mill in Mexico went on strike after presenting a list of what we believe are unfounded accusations relating to the labor agreement. Although there can be no assurance as to the outcome or length of the strike, production may be affected during the fourth quarter of 2004. We currently believe the strike will not materially affect our operations or longer-term expected production. The mine is stockpiling ore until the strike is resolved.

         In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged, which resulted in the issuance of a total of 2,175,237 common shares. The completed exchange offer eliminated $3.4 million in accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.0 million to $0.7 million. During March 2004, we entered into exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of these privately negotiated exchanges. As a result of the February and March exchanges, we recorded non-cash dividends of approximately $10.9 million during the first quarter of 2004. As of September 30, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of shares.

         Holders of our Series B preferred stock are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when and if declared by the board of directors. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred stock to elect two directors at our annual shareholders' meeting. On May 10, 2002, holders of the preferred stock, voting as a class, elected two additional directors. As of October 1, 2004, we have not declared or paid $2.3 million of preferred stock dividends.

         We are subject to legal proceedings and claims that have not been finally adjudicated. The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. For information on legal proceedings and claims, see Note 5 of Notes to the Consolidated Financial Statements.

         For information on hedged positions and derivative instruments, see
Item 3 - "Quantitative and Qualitative Disclosures About Market Risk."

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 04-2, which amends Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies." The SEC staff's position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." At March 31, 2004, we reclassified the net cost of mineral interests and associated accumulated amortization to property, plant and equipment of $5.1 million, and reclassified the amount recorded at December 31, 2003, of $5.3 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at September 30, 2004, which are sensitive to changes in commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. We believe there has not been a material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part I, Item 1 - Risk Factors in our Form 10-K for the year ended December 31, 2003).

INTEREST-RATE RISK MANAGEMENT

         The following table presents principal cash flows (in thousands) for short-term investments at September 30, 2004, by maturity date and the related average interest rate.

                                         Expected Maturity Date
                             ----------------------------------------------                  Fair
                             2004       2005       2006      2007      2008     Total        Value
                             ----       ----       ----      ----      ----    --------     -------
Short-term investments     $ 3,100    $ 18,490      --        --        --     $ 21,590     $21,590
Average interest rate         1.48%       1.45%     --        --        --

COMMODITY PRICE RISK MANAGEMENT

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

         In accordance with our risk management policy, in July 2004 we entered into forward contracts for 7,425 metric tons of lead to hedge lead produced at the Lucky Friday unit to protect against the risk that its market price may decline and decrease our future cash flows. The contracts represent approximately 38% of our lead production for the contract period, from August 2004 to June 2005. These contracts are required to be accounted for as derivatives under SFAS No. 133. As such, we have designated these contracts as cash flow hedges. Decreases in cash flow from the sale of lead will be highly correlated against increases in cash flows from the forward contract.

         At September 30, 2004, 6,075 metric tons of lead remained outstanding under the above-discussed contracts. The table below presents information about our outstanding lead forward sales and includes the notional amount in metric tons, the average forward sales price, the total dollar contract amount expected by the maturity dates, which will occur by the end of June 2005, the estimated fair value and the estimated percentage of production committed to the contracts over the contract term.

                                              Maturity         Maturity
                                                Date             Date
                                                2004             2005
                                              ---------        ---------

Lead contract (metric tons)                      2,025           4,050
Future price (per pound)                       $ 0.382           0.355
Contract amount (in thousands)                 $ 1,703           3,169
Estimated fair value (in thousands)            $ 1,915           3,593
Estimated % of production
committed to contracts                              38%            38%

         The following table provides information about our gold forward sales contracts at September 30, 2004. These contracts meet the criteria to be treated as normal sales in accordance with SFAS No. 138 and as a result, these contracts are not required to be accounted for as derivatives under SFAS No. 133. The table presents the notional amount in ounces, the average forward sales price, the total-dollar contract amount expected by the maturity dates, which will occur by December 31, 2004, the estimated fair value and the estimated percentage of production over the remaining contract term.

                                                   Maturity
                                                     Date
                                                     2004
                                                   ---------

Gold sales (ounces)                                   11,330
Future price (per ounce)                            $ 288.25
Contract amount (in thousands)                      $  3,266
Estimated fair value                                $ (1,493)
Estimated % of production
committed to contracts                                    21%


ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that disclosure controls and procedures were effective as of September 30, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring each public company to include in its annual report on Form 10-K an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent auditors must attest to and report on management's assessment. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004.

         With the assistance of internal audit consultants for each of our segments, we are currently working to perform a system and process evaluation, including testing as required to comply with Section 404. While we currently anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404, we cannot be certain we will be able to complete all of our evaluation, testing and remediation actions by December 31, 2004. If we are unable to complete this process in a timely manner, we may be unable to conclude that our controls over financial reporting are effective as defined under Section 404. In addition, even if we are able to conclude our controls over financial reporting are effective, if our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules, or regulations differently from us, then our independent auditors may decline to attest to management's assessment or may issue a report that is qualified.

                           Part II - Other Information

                      Hecla Mining Company and Subsidiaries

ITEM 1.  LEGAL PROCEEDINGS

         For information concerning legal proceedings, refer to Note 5 of Notes to the Consolidated Financial Statements, which is incorporated by reference into this Item 1.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of November 5, 2004, we have not declared or paid $2.3 million of Series B Convertible Preferred stock dividends.

ITEM 6.  EXHIBITS

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


                                              HECLA MINING COMPANY
                                                  (Registrant)



Date:  November 9, 2004              By  /s/ Phillips S. Baker, Jr.
                                         ---------------------------------------
                                         Phillips S. Baker, Jr., President,
                                            Chief Executive Officer and Director


Date:  November 9, 2004              By  /s/ Lewis E. Walde
                                         ---------------------------------------
                                         Lewis E. Walde, Vice President and
                                            Chief Financial Officer

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

         10.1 Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael
                  H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated herein by reference. (1)

         10.2(a) 1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant's Proxy Statement dated March 20, 1987 (File No. 1-8491) and incorporated herein by reference.
                  (1)

         10.2(b) Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 99.1 to Registrant's Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

         10.2(c) Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 99.1 to Registrant's Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

         10.2(d) Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant's Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference. (1)

         10.2(e) Hecla Mining Company form of Non-Qualified Stock Option Agreement (Under the Key Employee Deferred Compensation Plan) entered into between Hecla Mining Company and participants under the Key Employee Deferred Compensation Company. (1)*

         10.3(a) Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as
                  exhibit 10.11(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference. (1)

         10.3(b)  Supplemental Excess Retirement Master Plan Documents. Filed as
                  exhibit 10.5(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

         10.3(c) Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

         10.4 Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit

                  10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference. (1)

         10.5     Summary of Short-term Performance Payment Plan. Filed as
                  exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

         10.6(a) Amended and Restated Golden Eagle Earn-in Agreement between Kinross Gold Corporation (formerly Echo Bay Mines Ltd., successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.6(b) Golden Eagle Operating Agreement between Kinross Gold Corporation (formerly Echo Bay Mines Ltd., successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

         10.6(c) First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Kinross Gold Corporation (formerly Echo Bay Mines Ltd.) and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.7 Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491) and incorporated herein by reference.

         10.8 Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and Imerys USA, Inc. Filed as exhibit 99 to Registrant's Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.

         10.9 Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.

         10.10 Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.11 Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395) and incorporated herein by reference.

         10.12 Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-8491) and incorporated herein by reference.

         10.13(a) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Langley Partners L.P., dated November 19, 2003. Filed as exhibit 12(d)(17) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(b) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Cohanzick Credit Opportunities Fund Ltd., dated November 20, 2003. Filed as exhibit 12(d)(18) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(c) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Ariel Fund, Ltd., dated November 20, 2003. Filed as exhibit 12(d)(19) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(d) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Gabriel Capital, L.P., dated November 20, 2003. Filed as exhibit 12(d)(20) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(e) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Cohanzick High Yield Partners L.P., dated November 20, 2003. Filed as exhibit 12(d)(21) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(f) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(22) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(g) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Lonestar Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(23) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(h) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(24) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(i) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Generic Trading of Philadelphia, LLC, dated December 8, 2003. Filed as exhibit 12(d)(25) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(j) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Smith Barney Inc., dated December 10, 2003. Filed as exhibit 12(d)(26) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(k) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Maxim Group, dated December 17, 2003. Filed as exhibit 12(d)(27) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         10.13(l) Preferred Stock Exchange Agreement between Hecla Mining
                  Company and Generic Trading of Philadelphia, LLC, dated December 30, 2003. Filed as exhibit 12(d)(28) to Registrant's Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------------------------------------------------------------------------------
(1) Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.