Form 10-Q/A
period 2003-06-30
HECLA MINING CO/DE/
filed 2005-03-15
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number      1-8491

     HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	82-0126240
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6500 N. Mineral Drive, Suite 200
Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.

Yes XX .      No __.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes XX .      No __.

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding March 14, 2005
Common stock, par value $0.25 per share	118,393,842

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A is being filed to amend the Hecla Mining Company Quarterly Report on Form 10-Q for the period ended June 30, 2003 in order to include one exhibit that was inadvertently omitted under Item 6. In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 6 of Part II of the Registrant’s Form 10-Q for the period ended June 30, 2003, as amended, and also includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2.

        This Amendment No. 1 on Form 10-Q/A amends only the item of the Quarterly Report as specified above and amends that item solely to reflect the changes described above. Except for the number of common shares outstanding set forth on the cover page, this Amendment No. 1 on Form 10-Q/A does not update the disclosures presented in the Quarterly Report as originally filed on August 8, 2003 and does not reflect events occurring after such date. This Amendment No. 1 on Form 10-Q/A is effective for all purposes as of August 8, 2003.

Item 6. Exhibits

(a)	Exhibits

See the exhibit index to this Form 10-Q/A for the list of exhibits.

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003

Form 8-K dated May 1, 2003, announcing first quarter 2003 earnings in a news release.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY
(Registrant)

Date: March 15, 2005	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date: March 15, 2005	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date.*

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3(ii) to Registrant’s Current Report on Form 8-K dated November 13, 1998 (File No. 1-8491) and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491) and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 (File No. 1-8491) and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference. Certain instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries, where the total amount of securities authorized under any such instrument does not exceed 10% of the Registrant’s consolidated total assets, are not filed herewith pursuant to Item 601(b)(ii)(A) of Regulation S-K. The Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

10.2	Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.)*

10.3(a)	Form of Executive Deferral Plan Master Document, as amended, effective November 13, 1993. Filed as exhibit 10.3(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1- 8491) and incorporated herein by reference.

10.3(b)	Form of Director Deferral Plan Master Plan Document effective January 1, 1995. Filed as exhibit 10.3(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

10.4(a)	1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant’s Proxy Statement dated March 20, 1987 (File No. 1-8491) and incorporated herein by reference.

10.4(b)	Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference.

10.4(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference.

10.4(d)	Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference.

10.5(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference.

10.5(b)	Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

10.5(c)	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

10.6	Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference.

10.7(a)	Summary of Short-term Performance Payment Plan. Filed as exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference.

10.7(b)	Written description of the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan.**

10.8(a)	Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

10.8(b)	Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

10.8(c)	First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.10	Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491) and incorporated herein by reference.

10.11	Credit Agreement dated as of June 25, 1999, among Monarch Resources Investments Limited as Borrower, Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank of London Limited as Collateral and Administrative Agent. Filed as exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1- 8491) and incorporated herein by reference.

10.12	Subordinated Loan Agreement dated as of June 25, 1999, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Initial Lender, Collateral and Administrative Agent. Filed as exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

10.13	Subordination Agreement dated as of June 25, 1999, among NationsBank, N.A. as Senior Creditor, Standard Bank of London Limited as Subordinated Creditor and Hecla Mining Company. Filed as exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

10.14	Subordinated Loan Agreement dated June 29, 2000, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Lender. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

10.15	Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank of London Limited as Senior Creditor and Subordinated Creditor. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

10.16	Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.

10.19	Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.

10.21	Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.22	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Previously filed (or furnished in the case of Exhibits 32.1 and 32.2) as part of the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

** Filed herewith.