Form 10-Q/A
period 2004-03-31
HECLA MINING CO/DE/
filed 2005-03-16
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-Q/A is being filed to amend the Hecla Mining Company Quarterly Report on Form 10-Q for the period ended March 31, 2004 in order to include two exhibits that were inadvertently omitted under Item 6. In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-Q/A sets forth the complete text of Item 6 of Part II of the Registrant’s Form 10-Q for the period ended March 31, 2004, as amended, and also includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2.

        This Amendment No. 1 on Form 10-Q/A amends only the item of the Quarterly Report as specified above and amends that item solely to reflect the changes described above. Except for the number of common shares outstanding set forth on the cover page, this Amendment No. 1 on Form 10-Q/A does not update the disclosures presented in the Quarterly Report as originally filed on May 5, 2004 and does not reflect events occurring after such date. This Amendment No. 1 on Form 10-Q/A is effective for all purposes as of May 5, 2004.

Item 6. Exhibits

(a)	Exhibits

See the exhibit index to this Form 10-Q/A for the list of exhibits.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004

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

10.2	Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491) and incorporated by herein by reference. (1)

10.3(a)	1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant’s Proxy Statement dated March 20, 1987 (File No. 1-8491) and incorporated herein by reference. (1)

10.3(b)	Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

10.3(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 99.1 to Registrant’s Preliminary Proxy Statement dated April 8, 2002 (File No. 1-8491) and incorporated herein by reference. (1)

10.3(d)	Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference. (1)

10.4(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-8491) and incorporated herein by reference. (1)

10.4(b)	Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.4(c)	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.5	Form of Indemnification Agreement dated May 27, 1987, between Hecla Mining Company and each of its Directors and Officers. Filed as exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 1-8491) and incorporated herein by reference. (1)

10.6(a)	Summary of the Hecla Mining Company Short-Term Performance Payment Plan. Filed as exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491) and incorporated herein by reference. (1)

10.6(b)	Written description of objectives for 2004 under the Hecla Mining Company Performance Payment Plan, which Plan was previously filed as exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-8491). (1)**

10.6(c)	Written description of objectives for the 2004-2006 plan period under the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan, a description of which Plan was previously filed as exhibit 10.7(b) to the Registrant’s Form 10-Q/A filed on March 15, 2005, which amended the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003. (1)**

10.7(a)	Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

10.7(b)	Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491) and incorporated herein by reference.

10.7(c)	First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.8	Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491) and incorporated herein by reference.

10.9	Credit Agreement dated as of June 25, 1999, among Monarch Resources Investments Limited as Borrower, Monarch Minera Suramericana, C.A. as an additional obligor and Standard Bank of London Limited as Collateral and Administrative Agent. Filed as exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-8491) and incorporated herein by reference.

10.10	Subordinated Loan Agreement dated June 29, 2000, among Hecla Mining Company as Borrower and Standard Bank of London Limited as Lender. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

10.11	Subordination Agreement dated June 29, 2000, among Hecla Mining Company and Standard Bank of London Limited as Senior Creditor and Subordinated Creditor. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-8491) and incorporated herein by reference.

10.12	Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491) and incorporated herein by reference.

10.13	Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-8491) and incorporated herein by reference.

10.14	Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.15	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.16	Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-8491) and incorporated herein by reference.

10.17(a)	Preferred Stock Exchange Agreement between Hecla Mining Company and Langley Partners L.P., dated November 19, 2003. Filed as exhibit 12(d)(17) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(b)	Preferred Stock Exchange Agreement between Hecla Mining Company and Cohanzick Credit Opportunities Fund Ltd., dated November 20, 2003. Filed as exhibit 12(d)(18) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(c)	Preferred Stock Exchange Agreement between Hecla Mining Company and Ariel Fund, Ltd., dated November 20, 2003. Filed as exhibit 12(d)(19) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(d)	Preferred Stock Exchange Agreement between Hecla Mining Company and Gabriel Capital, L.P., dated November 20, 2003. Filed as exhibit 12(d)(20) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(e)	Preferred Stock Exchange Agreement between Hecla Mining Company and Cohanzick High Yield Partners L.P., dated November 20, 2003. Filed as exhibit 12(d)(21) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(f)	Preferred Stock Exchange Agreement between Hecla Mining Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(22) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(g)	Preferred Stock Exchange Agreement between Hecla Mining Company and Lonestar Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(23) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(h)	Preferred Stock Exchange Agreement between Hecla Mining Company and JMB Capital Partners, L.P., dated December 1, 2003. Filed as exhibit 12(d)(24) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(i)	Preferred Stock Exchange Agreement between Hecla Mining Company and Generic Trading of Philadelphia, LLC, dated December 8, 2003. Filed as exhibit 12(d)(25) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(j)	Preferred Stock Exchange Agreement between Hecla Mining Company and Smith Barney Inc., dated December 10, 2003. Filed as exhibit 12(d)(26) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(k)	Preferred Stock Exchange Agreement between Hecla Mining Company and Maxim Group, dated December 17, 2003. Filed as exhibit 12(d)(27) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(l)	Preferred Stock Exchange Agreement between Hecla Mining Company and Generic Trading of Philadelphia, LLC, dated December 30, 2003. Filed as exhibit 12(d)(28) to Registrant’s Schedule Tender Offer dated January 16, 2004 (File No. 5-35201) and incorporated herein by reference.

10.17(m)	Preferred Stock Exchange Agreement between Hecla Mining Company and JMB Capital Partners, L.P., dated March 19, 2004.*

10.17(n)	Preferred Stock Exchange Agreement between Hecla Mining Company and Langley Partners L.P., dated March 19, 2004.*

10.17(o)	Preferred Stock Exchange Agreement between Hecla Mining Company and Maxim Group, dated March 31, 2004.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

(1)    Indicates a management contract or compensatory plan or arrangement.

* Previously filed (or furnished in the case of Exhibits 32.1 and 32.2) as part of the Registrant’s Form 10-Q for the quarter ended March 31, 2004.

** Filed herewith.