Form 10-K
period 2004-12-31
HECLA MINING CO/DE/
filed 2005-03-16
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file no.	1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	82-0126240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, par value $0.25 per share

Preferred Share Purchase Rights for
Series A Junior Participating
Preferred Stock, par value $0.25 per share

Series B Cumulative Convertible Preferred
Stock, par value $0.25 per share
	) ) ) ) ) ) ) ) )	Name of each exchange on which registered New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒. No ☐.

The aggregate market value of the Registrant’s voting Common Stock held by nonaffiliates was $670,128,486 as of June 30, 2004. There were 118,271,587 shares of the Registrant’s Common Stock outstanding as of June 30, 2004, and 118,393,842 shares as of March 10, 2005.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2004 fiscal year is incorporated herein by reference. See Part III.

-i-

Item 7. Analysis of Financial Condition and Results of Operations	52

Overview	52
Results of Operations	56
2004 Compared to 2003	56
Mexico Segment	56
United States Segment	57
-Greens Creek	57
-Lucky Friday	57
Venezuelan Segment	58
Corporate Matters	61
2003 Compared to 2002	62
Mexico Segment	63
United States Segment	64
-Greens Creek	64
-Lucky Friday	64
Venezuelan Segment	65
Corporate Matters	65
Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other
Direct Production Costs (GAAP)	67
Financial Condition and Liquidity	70
Contractual Obligations and Contingent Liabilities and Commitments	70
Operating Activities	71
Investing Activities	71
Financing Activities	72
Other	72
Critical Accounting Policies	73
Revenue Recognition	73
Proven & Probable Ore Reserves	74
Depreciation & Depletion	75
Impairment of Long Lived Assets	75
Environmental Matters	75
Foreign Exchange in Venezuela	76
Byproduct Credits at the San Sebastian Unit in Mexico	77
Value Added Taxes	77
New Accounting Pronouncements	78
Forward Looking Statements	80

Item7A.Quantitative and Qualitative Disclosures About Market Risk	81
Interest Rate Risk Management	81
Commodity Price Risk Management	81

Item 8. Financial Statements and Supplemental Data	83

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosures	83

-ii-

-iii-

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

Projections included in this Form 10-K have been prepared based on internal budgets and assumptions, which we believe to be reasonable, but not in accordance with GAAP or any guidelines of the Securities and Exchange Commission. Actual results will vary, perhaps materially, and we undertake no obligation to update the projections at any future date. You are strongly cautioned not to place undue reliance on such projections.

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

Our strategy for growth is to focus our efforts and resources on expanding our precious metals reserves through exploration efforts, primarily on properties we currently own and through future acquisitions.

We are organized and managed in three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects), Mexico (the San Sebastian unit and various exploration projects) and the United States (the Greens Creek unit, the Lucky Friday unit, and various exploration projects). The maps show the locations of our operating units and our exploration projects, the Hollister Development Block, the Noche Buena property and Block B concessions, which includes our Mina Isidora development project.

For the year ended December 31, 2004, we reported a net loss of approximately $6.1 million, compared to a net loss of approximately $6.0 million in 2003. Although the net losses for 2004 and 2003 were similar, 2004 was positively impacted by improved metals prices and lower accruals for future environmental and reclamation expenditures offset by decreased production and higher exploration and pre-development costs.

For the years ended December 31, 2004, 2003 and 2002, we recorded losses applicable to common shareholders of approximately $17.7 million ($0.15 per common share), $18.2 million ($0.16 per common share) and $14.6 million ($0.18 per common share), respectively. Included in the losses were preferred stock dividends of $11.6 million, $12.2 million and $23.3 million, respectively, which included non-cash charges of approximately $10.9 million, $9.6 million and $17.6 million, respectively, related to exchanges of preferred stock for common stock. Since the dividends are cumulative, they are reflected in our losses applicable to common shareholders. We did not declare or pay any cash dividends on our preferred stock from July 2000 through October 2004. Our board of directors approved the payment of dividends for the fourth quarter of 2004, which were paid on January 3, 2005, and for the first quarter of 2005, which will be paid on April 1, 2005, although, historical undeclared and unpaid dividends were not paid. However, there can be no assurance that either historical or future dividends will be paid in the future.

A comprehensive discussion of losses applicable to common shareholders for the years ended December 31, 2004, 2003 and 2002, individual operating unit performances, general corporate expenses and other significant items can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

The table below summarizes our production and average cash operating cost, average total cash cost and average total production cost per ounce for silver and gold, as well as average metals prices for each year ended December 31:

	Year
	2004	2003	2002
Silver (ounces)	6,960,580	9,817,324	8,681,293
Gold (ounces)	189,860	204,091	239,633
Lead (tons)	19,558	21,224	18,291
Zinc (tons)	25,644	25,341	26,134

Average cost per ounce of silver produced:

Cash operating cost (1,2)	$1.87	$1.31	$2.16
Total cash cost (1,2)	$2.02	$1.43	$2.25
Total production cost (1,2)	$3.57	$2.70	$3.68

Average cost per ounce of gold produced:

Cash operating cost (2)	$176	$154	$137
Total cash cost (2)	$180	$154	$137
Total production cost (2)	$271	$222	$206

Average metals prices:
Silver - Handy & Harman ($/oz.)	$6.69	$4.91	$4.63
Gold - Realized ($/oz.)	$379	$339	$303
Gold - London Final ($/oz.)	$409	$364	$310
Lead - LME Cash ($/pound)	$0.402	$0.233	$0.205
Zinc - LME Cash ($/pound)	$0.475	$0.375	$0.353

(1)	Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute.

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations, which are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

Products and Segments

We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré), which are further refined before sale to metals traders. Our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors beyond our control. During 2004, we have seen the prices of the metals we produce continue to rise over those within the last few years.

We are organized and managed primarily on the basis of our principal operating units, which differ primarily by geographic region in which they operate and by principal product produced by each operating unit. Our principal producing operating units during 2004 included:

•	the San Sebastian unit, located in the State of Durango, Mexico, which is 100% owned by us through our wholly owned subsidiary, Minera Hecla, S.A. de C.V. The San Sebastian mine is 56 miles northeast of the city of Durango on concessions acquired in 1999. During 2004, San Sebastian contributed $30.2 million, or 23.1%, to our consolidated sales. Although a strike at the mill which processes the ore mined as San Sebastian has halted such processing since October 2004, the mine is operating and ore is being stockpiled for future processing. The current mine plan estimates that mining will cease near the middle of 2005.

•	the La Camorra unit, located in the eastern Venezuelan State of Bolivar, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla Venezolana, C.A., since June 1999. During 2004, La Camorra contributed $47.9 million, or 36.6%, to our consolidated sales;

•	the Greens Creek unit, a 29.73% owned joint-venture arrangement with Kennecott Greens Creek Mining Company, the manager of Greens Creek, and Kennecott Juneau Mining Company, both wholly owned subsidiaries of Kennecott Minerals. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. During 2004, Greens Creek contributed $34.2 million, or 26.1%, to our consolidated sales; and

•	the Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. During 2004, Lucky Friday contributed $18.5 million, or 14.2%, to our consolidated sales.

The La Camorra unit is our sole designated gold operating property. Production from the San Sebastian unit, the Greens Creek unit and the Lucky Friday unit are considered to be silver operating properties. The percentage of sales contributed by our operating properties is reflected in the following table:

	Year
	2004	2003	2002
Silver	63.4%	65.9%	53.4%
Gold	36.6%	33.7%	46.6%
Other	--	0.4%	--

For GAAP purposes and in accordance with SFAS 131 “Disclosures About Segments of an Enterprise and Related Information,” we are organized into three segments: Venezuela (the La Camorra unit and various exploration projects), Mexico (the San Sebastian unit and various exploration projects) and the United States (the Greens Creek unit and the Lucky Friday unit and various exploration projects) as of December 31, 2004. Prior to 2003, we were organized into the silver segment, the gold segment and industrial minerals segment. The majority of the industrial minerals segment was sold during 2001 and reported as a discontinued operation. In 2003, we changed our reportable segments to better reflect the economic and geographic characteristics of our operating properties, and to better reflect the manner in which we manage our business. The percentage of sales contributed by each segment is reflected in the following table:

	Year
Segment	2004	2003	2002
United States	40.3%	35.9%	31.1%
Venezuela	36.6%	33.7%	46.6%
Mexico	23.1%	30.0%	22.3%
Other	--	0.4%	--

For further information with respect to our business segments, our domestic and export sales and our customers, refer to Notes 12 and 17 of Notes to Consolidated Financial Statements.

Employees

As of December 31, 2004, we employed 1,417 people, including people employed by our subsidiaries. We believe our relations with our employees are generally good, however, our employees at the Velardeña mill went on strike in October 2004, as discussed under the San Sebastian unit above.

Available Information

Hecla Mining Company is a Delaware corporation, with our principal executive offices located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. Copies of our annual, quarterly and recent reports and amendments to these reports are available on our website free of charge. Charters of our audit, compensation and corporate governance and directors’ nominating committees, as well as our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on the website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Ms. Jeanne DuPont.

We have included the CEO and CFO certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31-1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (Listing Standards) pursuant to Section 303A. 12(a) of the Listing Standards, which certification was dated June 2, 2004, and indicated that the CEO was not aware of any violations of the Listing Standards by the Company.

Risk Factors

The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by current and future investors in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of our common and/or preferred stock.

Although we had gross profit in 2004, 2003 and 2002, and net income in 2002, we had a net loss in each of 2004 and 2003 and there can be no assurance that our operations will be profitable in the future.

For the years ended December 31, 2004, 2003 and 2002, we reported gross profits of $37.4 million, $35.0 million and $23.7 million, respectively, primarily due to increased production of silver and gold and higher metals prices. In 2004 and 2003, we reported net losses of $6.1 million and $6.0 million, respectively, primarily due to non-cash provisions for future environmental and reclamation costs ($9.2 million and $23.1 million, respectively) and increases in exploration ($6.4 million and $4.4 million, respectively) and increased pre-development expenditures ($2.8 million and $0.7 million, respectively). In 2002, we reported net income of $8.6 million.

Many of the factors affecting our operating results are beyond our control, including gold, silver, zinc and lead prices, expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic policies, developments, and crises, global or regional demand, governmental regulations, smelter operations and costs, continuity of orebodies, speculation and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash provided from operating activities. While silver and gold prices have improved during the last three years and the prices of lead and zinc have improved during the last two years, there can be no assurance such prices will continue at or above current levels.

We are currently involved in ongoing litigation that may adversely affect us.

There are several ongoing lawsuits in which we are involved. If any of these cases result in a substantial monetary judgment against us, is settled on unfavorable terms, or impacts our future operations, our results of operations, financial condition and cash flows could be materially adversely affected. For example, we may ultimately incur environmental remediation costs substantially in excess of the amounts we have accrued and the plaintiffs in environmental proceedings may be awarded substantial damages (which costs and damages we may not be able to recover from our insurers). See Note 8 of Notes to Consolidated Financial Statements for a description of our more significant litigation.

Our earnings may be affected by metals price volatility.

The majority of our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors including expectations for inflation; speculative activities; relative exchange rates of the U.S. dollar; global and regional demand and production; political and economic conditions; and production costs in major producing regions. Our earnings are also affected by contract terms we established at inception of the contract with custom smelters to which we sell our product concentrates.

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

The following table sets forth the average daily closing prices of the following metals for 1985, 1990, 1995, 2000 and each year thereafter through 2004.

	1985	1990	1995	2000	2001	2002	2003	2004
Silver (1) (per oz.)	$6.14	$4.82	$5.19	$5.00	$4.36	$4.63	$4.91	$6.69

Gold (2) (per oz.)	317.26	383.46	384.16	279.03	272.00	309.97	363.51	409.21

Lead (3) (per lb.)	0.18	0.37	0.29	0.21	0.22	0.21	0.23	0.40

Zinc (4) (per lb.)	0.36	0.69	0.47	0.51	0.40	0.35	0.38	0.48

(1)	Handy & Harman
(2)	London Final
(3)	London Metals Exchange -- Cash
(4)	London Metals Exchange -- Special High Grade - Cash

On March 11, 2005, the closing prices for silver, gold, lead and zinc were $7.42 per ounce, $443.70 per ounce, $0.46 per pound and $0.64 per pound, respectively.

Our operations may be adversely affected by risks and hazards associated with the mining industry.

Our business is subject to a number of risks and hazards including:

•  environmental hazards;

•  political and country risks;

• civil unrest or terrorism;

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

Our foreign operations, including our operations in Venezuela and Mexico, are subject to additional inherent risks.

We currently conduct significant mining operations and exploration projects in Venezuela and Mexico. We anticipate that we will continue to conduct significant operations in these and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export or sale restrictions;

•	currency fluctuations and repatriation restrictions;

•	invalidation of governmental orders, permits, or agreements;

•	corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	fuel or other shortages;

•	taxation and laws or policies of foreign countries and the United States affecting trade, investment and taxation; and

•	civil disturbances, war, and terrorist actions.

Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial position or results of operations.

We have recorded value added taxes paid in Venezuela and Mexico as recoverable assets because under local laws, the taxes paid are recoverable for exporters. At December 31, 2004, value added tax receivables totaled $7.4 million in Venezuela (net of a reserve for anticipated discounts totaling $1.9 million) and $2.2 million in Mexico. Management periodically evaluates the recoverability of these receivables and establishes a reserve for uncollectibility, if warranted. It is possible we will not recover the full amount owed to us by the Venezuelan and Mexican tax authorities.

In February 2005, Venezuela’s Basic Industries Minister announced that Venezuela will review all foreign investments in non-oil basic industries, including gold projects, to maximize technological and developmental benefits and align investments with the current administration’s social agenda. He indicated Venezuela is seeking transfers of new technology, technical training and assistance, job growth, greater national content, and creation of local downstream industries and that the transformation would require a fundamental change in economic relations with major multinational companies.

In February 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold doré produced from the La Camorra unit, which is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”). The impoundment was allegedly made due to irregularities in documentation that accompanied the shipment. The shipment was stored at the Central Bank of Venezuela. In March 2004, we filed with the Superior Tax Court in Bolivar City, State of Bolivar an injunction action against the National Guard to release the impounded gold doré. In April 2004, that Court granted our request for an injunction, but conditioned release of the gold pending resolution of an unrelated matter (described in the next paragraph) involving the Venezuelan tax authority (“SENIAT”) that was proceeding in the Superior Tax Court in Caracas. In June 2004, the Superior Tax Court in Caracas ordered return of the impounded gold to Hecla. Although we encountered difficulties, delays, and costs in enforcing such order, the impounded gold was returned in July 2004 and was shipped to our refiner for further processing and sale by us. All subsequent shipments of gold doré have been exported without intervention by Venezuelan government authorities, but there can be no assurance that such impoundments may not occur in the future or, that, if such were to occur, they would be resolved in a similar manner or time frame or upon acceptable conditions or costs.

MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolivar City, State of Bolivar an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by the SENIAT. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurance as to the outcome of this proceeding. If the Tax Court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

In 2004, we were notified by the SENIAT that they had completed their audit of our Venezuelan tax returns for the years ended December 31, 2000 and December 31, 2001. We believe the SENIAT has finalized its review of the tax returns for these years, although there can be no assurance that they or other Venezuelan government officials will not reassess claims or assert other adjustments for those tax years, whether or not justified.

In February 2005, we were notified by the SENIAT, that they had completed their audit of our Venezuelan tax returns for the years ended December 31, 2002 and 2003. In the notice, the SENIAT has alleged certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have initiated a review of the SENIAT’s findings, and believe the SENIAT’s assessments are inappropriate, and we expect to vigorously defend our position. Any resolution could involve significant delay, legal proceedings, and related costs and uncertainty. We have not accrued any amounts associated with the tax audits as of December 31, 2004. There can be no assurance that we will be successful in defending ourselves against the tax assessment, that there will not be additional assessments in the future or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

Venezuela experienced political unrest that resulted in a severe economic downturn in the third quarter of 2002, followed by a contested presidential recall in 2004. The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 1,920 bolivares to $1, which is the exchange rate we utilized in 2004 to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. The Venezuelan government announced the exchange rate of their currency to the U.S. dollar changed from its current rate to 2,150 bolivares to $1 on March 3, 2005.

In February 2005, the Venezuelan government announced new regulations concerning the export of goods and services from Venezuela, which will require, effective April 1, 2005, all goods and services to be invoiced in the currency of the country of destination or in U.S. dollars. In 2004, we recognized approximately $7.9 million in reductions to cost of sales related to our ability to export production in bolivares. We are currently evaluating the impact of these new regulations, however, we may no longer be able to export our production in bolivares, which could result in an increase in our costs. In addition, the new regulations may impact our cash flows, our profitability of operations, and our production in Venezuela. There can be no assurance that further developments or interpretations of these regulations are limited to the impact we have described herein.

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all our production of gold has been exported and no sales have been made in the Venezuelan market. We currently expect that our credit for national sales will be exhausted in the middle of 2005, and we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will purchase gold from us, and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts, or we may have to inventory a portion of our gold production until such time we find a suitable purchaser for our gold. These matters could have a material adverse effect on our financial results.

Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items we previously purchased in Venezuela have been ordered from outside the country. Increased lead times in receiving orders from outside Venezuela have continued to require an increase in supply inventory, as well as prepayments to vendors, as of December 31, 2004, compared to December 31, 2003.

In addition, our operations may also be affected by the presence of small and/or illegal miners who attempt to operate on the fringes of major mining operations. Although we, in conjunction with local authorities and/or the Venezuelan National Guard, employ strategies to control the presence and/or impact of such miners, including commencing a custom milling program in 2004 for small mining cooperatives working in the area of Mina Isidora, there can be no assurance that such miners will not adversely affect our operations or that the local authorities and/or the Venezuelan National Guard will continue to assist our efforts to control their impact.

Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued uncertainty relating to political, regulatory, legal enforcement, security and economic matters, exportation and exchange controls, and the effect of all of these on our operations including, among other things, changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages and the impact on our supplies of oil, gas and other supplies, there can be no assurance we will be able to operate without interruptions to our operations. Management is actively monitoring exchange controls in Venezuela, although there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future (for additional information, see Note 1B of Notes to Consolidated Financial Statements).

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

•  future metals prices;

•  currency exchange and repatriation risks;

•  tax rates;

•  inflation rates;

•  political risks and regulatory climate in the foreign countries in which we operate; and

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

We have capitalized development projects that may cost more and provide less return than we estimated, including the Lucky Friday unit expansion, development of Mina Isidora and our shaft project at the La Camorra mine in Venezuela.

Our ore reserve estimates may be imprecise.

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. Investors are strongly cautioned not to place undue reliance on estimates of reserves. Reserves are estimates made by our technical personnel and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates, particularly those for properties that have not yet started producing, may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices. The economic value of ore reserves may be adversely affected by:

•  declines in the market price of the various metals we mine;

•  increased production or capital costs;

•  reduction in the grade or tonnage of the deposit;

•  increase in the dilution of the ore; or

•  reduced recovery rates.

Short-term operating factors relating to our ore reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our cash flow. We may use forward sales contracts and other hedging techniques to partially offset the effects of a drop in the market prices of the metals we mine. However, if the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

•  delays in new project development;

•  net losses;

•  reduced cash flow;

•  reductions in reserves; and

•  possible write-down of asset values.

Our mineral exploration efforts may not be successful.

We must continually replace ore reserves depleted by production or eliminated by recalculation of reserves. Our ability to expand or replace ore reserves depends on the success of our exploration program. Mineral exploration, particularly for silver and gold, is highly speculative. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Establishing ore reserves requires us to make substantial capital expenditures and, in the case of new properties, to construct mining and processing facilities. As a result of these costs and uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted by current production or eliminated by recalculation of reserves.

Our joint development and operating arrangements may not be successful.

We often enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. For instance, our Greens Creek unit is operated through a joint-venture arrangement. In a typical joint-venture arrangement, we own a percentage of the assets in the joint-venture. Under the agreement governing the joint-venture relationship, each party is entitled to indemnification from each other party and is only liable for the liabilities of the joint-venture in proportion to its interest in the joint-venture. However, if a party fails to perform its obligations under the joint-venture agreement, we could incur losses in excess of our pro-rata share of the joint-venture. In the event any party so defaults, the joint-venture agreement provides certain rights and remedies to the remaining participants, including the right to sell the defaulting party’s interest and use the proceeds to satisfy the defaulting party’s obligations. We currently believe that our joint-venture partners will meet their obligations.

We face strong competition from other mining companies for the acquisition of new properties.

Mines have limited lives and as a result, we continually seek to replace and expand our reserves through the acquisition of new properties. In addition, there is a limited supply of desirable mineral lands available in the United States and other areas where we would consider conducting exploration and/or production activities. Because we face strong competition for new properties from other mining companies, some of which have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

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

We sell substantially all of our metallic concentrates to custom smelters, with our doré bars sent to refiners for further processing before being sold to metal traders. Due to the availability of alternative refiners able to supply the necessary services, we do not believe that the loss of any of our refiners would have an adverse effect on our business. However, if our ability to sell concentrates to our contracted smelters becomes unavailable to us, it is possible our operations could be adversely affected.

Britannia Zinc historically had been the largest custom smelter of Greens Creek bulk concentrate. During 2003, we were informed that our contract with Britannia Zinc would not be renewed and as a result, we began to sell our bulk concentrates to two customers, Glencore and Mitsui. In September 2003, we were informed that Glencore’s Porto Vesme Smelter would be shut down for a twelve-month period due to contractual power problems with the Italian government. This situation continued through 2004 and is expected to continue for the foreseeable future, although in 2004, the joint venture partners were successful in placing concentrates with new customers, as well as reducing the production of bulk concentrate. While this effort has been successful in mitigating the impact of this situation, it is possible our Greens Creek operations and our financial results could be affected adversely in the future.

Our operations are subject to currency fluctuations.

Because our products are sold in world markets in United States dollars, currency fluctuations may affect cash flow we realize from our operations. Exchange controls could require us to sell our products in a currency other than United States dollars, or may require us to convert United States dollars into foreign currency. Foreign exchange fluctuations may materially adversely affect our financial performance and results of operations. In addition, in order to operate in Venezuela, we purchase Venezuelan bolivares. As the availability of foreign exchange brokers that trade Venezuelan currency is limited, we may experience difficulty purchasing bolivares in the future, which would adversely affect our operations in that country. See above risk titled “Our foreign operations, including our operations in Venezuela and Mexico, are subject to additional inherent risks”.

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

We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2004, our reserves for these matters totaled $75.2 million. We anticipate we will make expenditures relating to these reserves over the next 30 years. We have included in our reclamation reserves our estimate of liabilities, including an estimate for the Coeur d’Alene Basin in Idaho, which is currently in litigation. We estimate that the range of our potential liability for this site to be $23.6 million to $72.0 million. We have accrued the $23.6 million minimum of the range as we believe no amount in the range is more likely than any other number at this time. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate due to:

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

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. We currently have in place such financial assurances in the form of surety bonds and cash deposits. As of December 31, 2004, restricted investments include approximately $7.3 million as collateral for the surety bonds and cash deposits for financial assurances of $8.6 million, including $7.9 million at Greens Creek as discussed below.

During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a restricted trust for reclamation funding in the future. Approximately $26.6 million was placed into restricted cash in 2004, and we have recorded our 29.73% portion of approximately $7.9 million as restricted cash on our Consolidated Balance Sheet as of December 31, 2004.

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

From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. There was no significant activity with respect to mining law reform in Congress during 2004. The extent of any such future changes is not known and the potential impact on us as a result of Congressional action is difficult to predict. Although a majority of our existing U.S. mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral resources on federal lands.

 Management’s Report on Internal Control over Financial Reporting

Beginning in 2005, Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”) requires the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting. Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, the Company has been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. During the second quarter of 2004, the Company commenced testing its internal controls. The Company’s documentation and testing to date have identified certain gaps in the design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. The Company’s auditors also commenced their audit of internal control procedures during the third quarter of 2004. Because of an ongoing strike at the Company’s Velardeña Mill, the Company and its auditors were unable to access such facility to test all internal controls at the Mill and, thus, the Company’s independent auditors have disclaimed any opinion on the Company’s internal controls. During its process, the Company identified three material weaknesses in internal controls over financial reporting, as described in “Management’s Report on Internal Controls over Financial Reporting,” included herein under Item 9A, Controls and Procedures. Due to the presence of material weaknesses, management has concluded that its internal control over financial reporting is ineffective as of December 31, 2004. The existence of the above factors and circumstances create a risk that such controls might have been inadequate to prevent inaccuracies in the Company’s financial statements, which could result in costs to remediate such controls or inaccuracies in the Company’s financial statements. These factors also may create a risk that the Company may have increased difficulty or expense in transactions, such as financings, involving such financial statements or a risk of adverse reaction of those who regularly review the Company’s financial statements, including customers, vendors, shareholders, analysts, regulators, and the market generally.

Our hedging activities could expose us to losses.

From time to time, we engage in hedging activities, such as forward sales contracts and commodity put and call option contracts, to manage the metals prices received on our products and attempt to insulate our operating results from declines in those prices. While these hedging activities may protect us against low metals prices, they may also prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. As of December 31, 2004, if we closed out our existing hedge contract positions, we would have to pay our counterparties $0.9 million. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

Our business depends on good relations with our employees.

Certain of our employees are represented by unions. At December 31, 2004, there were 120 hourly and 26 salaried employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday hourly employees. The current labor agreement expires on May 1, 2009, however, it can be reopened for economic considerations on May 1, 2006.

At December 31, 2004, there were 307 hourly and 58 salaried employees at San Sebastian and the Velardeña mill. The National Mine and Mill Workers Union represents process plant hourly workers, or 60 employees, at San Sebastian. Under Mexican labor law, wage adjustments are negotiated annually and other contract terms every two years. The contract at San Sebastian is due for wage negotiation and other terms in July 2005.

In October 2004, the employees at the Velardeña mill in Mexico initiated a strike in an attempt to unionize the employees at the San Sebastian mine. The mine employees have informed us, the union and the Ministry of Labor that they do not want to be organized. Although we are meeting regularly with government and union officials to resolve the issue, there can be no assurance as to the outcome or length of the strike. The strike impacted our production of silver and gold during the fourth quarter of 2004 and has continued to impact production into 2005. During the fourth quarter of 2004 and continuing into 2005, the mine is operating at a normal rate, stockpiling ore in preparation for future processing. We are also considering contract custom milling facilities that can process our stockpiled ore.

At December 31, 2004, there were 435 hourly and 48 salaried employees at the La Camorra mine. The hourly employees are represented by a collective bargaining agreement. The contract with respect to La Camorra will expire in October 2006.

As of December 31, 2004, there were approximately 192 hourly employees and 48 salaried employees employed in the development of Mina Isidora and exploration activities in the Block B area. The hourly employees are represented by a collective bargaining agreement that will expire in August 2006.

We anticipate that we will be able to negotiate a satisfactory contract with each union, but there can be no assurance that this can be done, or that it can be done without further disruptions to production.

We are dependent on key personnel.

We are currently dependent upon the ability and experience of our executive officers and other personnel and there can be no assurance that we will be able to retain all of such officers and employees. The loss of one or more of the officers or key employees could have a material adverse effect on our operations. We also compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations.

Our preferred stock has a liquidation preference of $50 per share, or $7.9 million, plus dividends in arrears of approximately $2.3 million.

This means that if Hecla Mining Company was liquidated as of January 3, 2005, holders of our preferred stock would be entitled to receive approximately $10.2 million from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

In February 2004, we reduced the number of shares of Series B preferred stock outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating stockholders to receive 7.94 common shares for each share of preferred stock exchanged, which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. As of December 31, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding, with a liquidation value of $7.9 million, plus dividends in arrears of approximately $2.3 million. The annual dividend payable on the preferred stock is currently $0.6 million.

The Board of Directors declared the fourth quarter 2004 dividend on the preferred stock, which was paid in January 2005. Dividends were also approved for the first quarter, and are payable on April 1, 2005, however, there can be no assurance that we will continue to pay either historical or future dividends in the future.

We intend to consider means of retiring the remaining preferred stock outstanding, which may include redeeming any remaining shares of preferred stock according to their terms, additional tender or exchange offers, privately negotiated transactions and/or effecting a merger transaction in which the preferred stock is converted into or exchanged for other securities.

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

Glossary of Certain Terms

•
Cash Operating Costs -- Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense and on-site general and administrative costs, net of by-product revenues earned from all metals other than the primary metal produced at each unit.

•	GAAP -- United States generally accepted accounting principles.

•	Doré -- Unrefined gold and silver bullion bars consisting of approximately 90% precious metals, which will be further refined.

•
Mineralized Material -- Estimates of mineralization that have been sufficiently drilled and geologically understood to allow the assumption of continuity between samples, but for which an economically viable plan has not been formulated.

•	Ore -- A mixture of valuable minerals and gangue (valueless minerals) from which at least one of the minerals or metals, combined with by-products, can be extracted at a profit.

•	Orebody -- A continuous, well-defined mass of material of sufficient ore content to make extraction economically feasible.

•	Primary Development -- The initial access to an orebody through adits, shafts, declines, ramps and winzes.

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

	December 31,
	2004	2003	2002

Silver	$5.60	$4.95	$4.75
Gold	$350	$335	$300
Lead	$0.28	$0.24	$0.21
Zinc	$0.42	$0.40	$0.44

Proven and probable ore reserves for the Lucky Friday, San Sebastian and La Camorra units are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis.

Proven and probable ore reserves for the Greens Creek unit are based on estimates of reserves provided to us by the operator of Greens Creek that have been reviewed but not independently confirmed by us. Kennecott Greens Creek Mining Company’s estimates of proven and probable ore reserves for the Greens Creek unit as of December 2004, 2003 and 2002 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used were:

	December 31,
	2004	2003	2002

Silver	$5.00	$5.00	$5.00
Gold	$338	$300	$300
Lead	$0.25	$0.24	$0.24
Zinc	$0.46	$0.45	$0.46

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

•
Probable Reserves -- A portion of a mineralized deposit that can be extracted or produced economically and legally at the time of the reserve determination. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

•
Proven Reserves -- A portion of a mineralized deposit that can be extracted or produced economically and legally at the time of the reserve determination. Reserves for which; (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well-defined that size, shape, depth and mineral content of reserves are well established.

•
Sands -- In Venezuela, the term “sands” is used in reference to the processing of waste, or tailings, from small mining and milling operations. These operations generally employ old technology and achieve relatively low gold recoveries. Minera Hecla will, from time to time, purchase these sands for further processing at our La Camorra mill.

•	Secondary Development -- The preparation of the orebody for production through crosscuts, raises and stope preparation.

•	Stope -- An underground excavation from which ore has been extracted either above or below a level in a mine. A level is the distance below the collar of the shaft where an opening is driven.

•
Total Cash Costs -- Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mine production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.

•	Total Production Costs -- Includes total cash costs, as defined above, plus depreciation, depletion, amortization and accretion of asset retirement obligations relating to each operating unit.

•
Total Production Costs Per Ounce -- Calculated based upon total production costs, as defined above, net of by-product revenues earned from all metals other than the primary metal produced at each unit, divided by the total ounces of the primary metal produced.

Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations, which are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties.

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

Operating Properties

The La Camorra Unit

The La Camorra unit refers to our Venezuelan operating properties and exploration projects, which are discussed below. At the present time, the La Camorra mine is the only operating property within the La Camorra unit. Mina Isidora is located approximately 70 miles north-northwest of La Camorra and we anticipate it will begin limited production via the Pozo de Agua incline shaft before the end of 2005. At that time, ore from Mina Isidora will be shipped to the mill at the La Camorra mine for processing and Mina Isidora will be an additional operating property under the La Camorra unit.

During 2004, we started a custom-milling program for small mining cooperatives working in the area of Mina Isidora, where they can sell their ore to us for further processing. The ore is processed at our La Camorra mill and the miners are provided a transparent sampling system and improved economic terms, as well as industry standard environmental processing practices.

The La Camorra Mine

The La Camorra mine is located approximately 180 miles southeast of Puerto Ordaz in the eastern Venezuelan State of Bolivar. The mine is accessed via a gravel road that we maintain and is six miles east of state highway 10, which is a paved two-lane road running from Upata south to the Brazilian border.

We acquired the La Camorra mine in 1999 with the acquisition of Monarch Resources Investments Limited, and it is 100% owned by us through our Venezuelan subsidiary, Minera Hecla Venezolana, C.A. The purchase agreement includes a provision to pay Monarch Resources a net smelter return (“NSR”) royalty on production exceeding a cumulative total of 600,000 ounces of gold from the properties acquired in Venezuela from Monarch Resources. The royalty is based on a sliding scale dependent on the price of gold. When the gold price is below $300 per troy ounce, there is no royalty; when the price is between $300.00 and $399.99 per troy ounce the royalty is 1%; when the price is between $400.00 and $499.99 per troy ounce, the royalty is 2%; and when the price is $500.00 and above, the royalty is 3%. The production milestone was reached in the second quarter of 2004, and gold production since that time has been subject to the provisions of the royalty agreement.

The mine is located on an exploration concession granted by the Ministry of Energy and Mines in 1964 that has been converted to an exploitation license valid for a period of 50 years.

The La Camorra mine is a high-grade underground gold mine that exploits two shear-zone hosted quartz veins known as the Main zone and the Betzy vein. It lies in the Botanamo greenstone belt of the Precambrian Guayana Shield and is hosted by the Caballape Group of volcanoclastic rocks. The formations most likely date from Archean to Proterozoic in age and consist primarily of intermediate volcanics with subordinate metasediments. Gold mineralization at La Camorra is confined to narrow, near vertical quartz veins hosted in an east-west trending, left-lateral shear zone. Most economic mineralization in the La Camorra veins occur in distinct “ore shoots.” Gold occurs both as free particles in quartz and attached to or included in pyrite. Locally, gold is also seen on chloritic partings.

At the end of 2004, the principal working levels of the La Camorra mine lay between the elevations of 315 and 520 meters below sea level. The proven and probable reserves extend to the 610-meter elevation and exploration drill holes have intersected gold mineralization below the current reserve limits to the 869-meter elevation.

Access to the underground workings at the La Camorra mine is via a ramp from the surface excavated at a -15% grade and connecting numerous levels. The main access ramp is currently developed to a depth of approximately 543 meters below sea level. Ore is mined primarily by longhole stoping and is extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks. Sub-economic material is used to backfill and stabilize mined-out stopes. The mine is currently producing approximately 500 tons of ore per day.

At the end of 2003, the mine had been developed to the 480-meter level, which is approximately 620 meters below surface. Engineering studies undertaken in 2002 and 2003 indicated that the combination of ventilation and haulage requirements and logistics would make mining below the 500-meter level extremely difficult and marginally economic without the development of a shaft. In August 2003, the board of directors approved the development of a production shaft at the La Camorra mine, which is anticipated to cost approximately $16.5 million. The development decision was based on the long lead-time necessary to construct the shaft and to develop further reserves. The production shaft is approximately 75% complete and scheduled for commissioning during the second quarter of 2005.

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

All equipment, infrastructure and facilities are in good condition. The plant was constructed in 1994 and has been periodically upgraded. The plant is capable of processing approximately 700 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. We also share a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state-owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2004, the net book value of the La Camorra mine property and its associated plant and equipment was approximately $27.2 million.

Our reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include regrading and revegetation of disturbed areas. The reclamation and closure accrual as of December 31, 2004, was $1.3 million.

At December 31, 2004, there were 435 hourly and 48 salaried employees associated with the La Camorra mine. The hourly employees are covered by a collective bargaining agreement. The contract with respect to La Camorra will expire in October 2006. In addition, there were 73 employees contracted to fill-in for vacation and absentee purposes, and 43 employees at the administrative office in Puerto Ordaz as of December 31, 2004.

Information with respect to the La Camorra mine’s production, average costs per ounce of gold produced and proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,
Production	2004	2003	2002

Ore processed (tons)	199,453 (1)	197,591 (1)	194,960
Gold (ounces)	130,436 (1)	126,567 (1)	167,386

Average Cost per Ounce of Gold Produced (2)

Cash operating costs	$176	$154	$137
Total cash costs	$180	$154	$137
Total production costs	$271	$222	$206

Proven and Probable Ore Reserves (3,4,5,6)	12/31/04	12/31/03	12/31/02

Total tons	356,192	318,644	453,224
Gold (ounces per ton)	0.60	0.69	0.91
Contained gold (ounces)	213,244	220,552	412,332

(1)
During 2004, 24,264 tons milled and 4,789 gold ounces produced included in the production figures were generated from Hecla’s custom milling business and other purchases of ore from third-parties. During 2003, 15,155 tons milled and 3,049 gold ounces produced included in the production figures listed above were generated from tailings from outside small third-party milling operations in the local area and other gold-bearing quartz material not mined at La Camorra.

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

(3)	For proven and probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Terms.

(4)
The 2004 year-end reserves show an increase in tonnage and decrease in grade resulting in a decrease in ounces when compared to the 2003 year-end reserves. The changes are a result of a combination of new drill data and underground sampling information, a revision of ore shoot limits and the increase in mine dilution being applied to the Betzy vein material together with a depletion of reserves by mining.

(5)
The decrease in tons of proven and probable ore reserves in 2003 compared to 2002 is primarily due to the depletion of reserves by mining and other factors, including a reinterpretation of the La Camorra mine ore shoot geometry and a revised mine plan. Mining in the Betzy vein encountered changes in orebody geometry and more extensive waste zones than expected.

(6)
Proven and probable ore reserves at the La Camorra mine are based on drill spacing of 30 to 50 meters and closely spaced chip sample information. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs. The cutoff grade at La Camorra is 8 grams of gold per tonne.

In addition, we have the exploration rights to approximately 9,500 hectares (36 square miles) adjacent to the La Camorra mine. This property is controlled through eight different contracts with the Venezuelan state-owned development company, Corporacion Venezolana de Guayana (“CVG”), as well as five different concessions with the Ministry of Basic Industries and Mines (formerly the Ministry of Energy and Mines). The contracts and concessions were granted at various times with expiration dates between 2011 and 2020, and most are renewable for a period of 10 to 20 years.

Exploration work surrounding the La Camorra mine in 2004 included geologic mapping, geochemical sampling and geophysical survey programs, as well as diamond drilling. Several targets have been selected for follow-up work in 2005. A small ore shoot was developed on the Isbelia vein located 700 meters north of the La Camorra Main zone through a cooperative effort with an association of third-party miners and the ore is being processed at the La Camorra mill.

The Block B Concessions

In March 2002, we acquired the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar from CVG-Minerven, a Venezuelan government-owned gold mining company. The lease runs through March 2023. Block B is a seven-square-mile property position in the prolific El Callao gold mining district. The area’s mining history dates back to the 1800s and the lease contains many historic mines including the Chile, Laguna and Panama mines, which collectively produced over 1.6 million ounces of gold between 1921 and 1946.

Pursuant to the lease agreement, we paid CVG-Minerven $2.8 million in a series of payments. We will also pay CVG-Minerven a royalty of 2% to 3% on production from Block B. The royalty terms are: (i) 2% if the price of gold is below $290 per ounce of refined gold during the month preceding payment; (ii) 2.5% if the price of gold is equal or greater than $290 and equal to or below $310 per ounce of refined gold during the month preceding payment; and (iii) 3% if the price of gold is greater than $310 per ounce of refined gold during the month preceding payment. No production occurred from Block B in 2004, 2003 or 2002; therefore, no royalties have been paid to CVG-Minerven. Until commercial production begins, we are obligated to make a quarterly lease payment of $5,000. This payment shall increase by 50% each subsequent year to a maximum of five years. In the event we do not commence commercial production in the five years, we will continue paying a fixed quarterly lease payment of $25,313 for the duration of the lease.

The El Callao area is accessed on a maintained, asphalt highway that runs from Puerto Ordaz, on the south side of the River Orinoco, through to Santa Elena on the Brazilian border. Overall good infrastructure exists and an 115kw electricity power line supplies the area predominantly populated by miners operating underground small-scale mines. The population of El Callao is approximately 25,000 people.

Geologically, the gold is found in shear-zone hosted quartz veins and stockworks in Proterozoic greenstone volcanics, primarily andesitic to basaltic lavas and pyroclastics. Gold occurs as free gold in quartz and is also commonly associated with coarse-grained pyrite.

Upon acquisition, exploration began on the Chile vein system, which we believed to host high-grade gold mineralization. The Chile mine itself was an important gold producer that produced more than 550,000 ounces of gold at an average grade of over one ounce per ton. Since the mine shut down in the 1940s, two phases of exploration drilling were undertaken prior to our work in the Block B lease area, one in the 1960s and more recent drill testing in the 1980s that encountered high grades west of the old mine.

We completed a detailed exploration drilling campaign including 163 drill holes and 40,000 meters of drilling resulting in the discovery of what we refer to as Mina Isidora (formerly the Chile mine). In May 2004, our board of directors approved expenditures of $31.0 million for the development of Mina Isidora, which will be accessed by both a ramp and an inclined shaft (see further discussion below). The development project is approximately 35% complete and the mine is scheduled to reach full production in 2006. Ore from Mina Isidora will be shipped to the mill at the La Camorra mine for processing and the mine will be included as a property under our La Camorra unit for reporting purposes. At December 31, 2004, the net book value of the Block B area, including development activities associated with Mina Isidora, totaled $18.0 million. In addition, we have established an accrual for future reclamation and closure costs of $0.2 million as of December 31, 2004.

At December 31, 2004, there were 48 salaried and 192 hourly employees associated with Block B.

Information with respect to Mina Isidora’s proven and probable ore reserves is set forth in the table below.

Proven and Probable Ore Reserves (1,2,3)	12/31/04	12/31/03

Total tons	338,965	500,011
Gold (ounces per ton)	1.03	0.66
Contained gold (ounces)	350,547	327,303

(1)	For proven and probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Terms.

(2)
Proven and probable ore reserves at Mina Isidora are based on diamond drilling spaced at approximately 30 meters, geostatistical modeling and a feasibility study. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs.

(3)
The changes to the Mina Isidora ore reserves in 2004 compared to 2003 can be attributed to additional drill data, changes in resource modeling techniques and changes in mining assumptions. Many of the modeling changes are the direct result of the independent audit of the 2003 reserves that we commissioned.

In October 2003, we completed an acquisition of a pre-existing lease of property within the Block B area for $750,000 in cash plus the assumption of $1.3 million in debt, which we paid. The property is adjacent to Mina Isidora and has been developed to provide us with access to the Mina Isidora orebody. The acquisition eliminated the need for us to leave a barrier of unmined ore between Mina Isidora and the adjacent lease, which included a small historic shaft and mine workings that will be integrated into the development of the Mina Isidora orebody. We will start limited production from test stopes at the Mina Isidora orebody through this shaft in 2005.

Outside the Mina Isidora area, other exploration work on the Block B concessions included geologic mapping, geophysical surveying, geochemical sampling and 20,000 meters of exploration diamond drilling. This work has lead to the discovery of two new mineralized zones, the Twin and Conductora mineralized zones located approximately one-kilometer northeast of the Mina Isidora orebody.

The Twin structure is a newly identified shear zone within our Block B exploration property, which was discovered by drilling in the second quarter of 2004. The Twin structure is host to a large mineralized zone known as the Twin mineralized zone. The mineralized zone has a minimum strike length of 750 meters and a minimum vertical extent of 350 meters and is still open down dip and along strike. Mineralization is somewhat erratic with values ranging from 3 grams per tonne to over 18 grams per tonne and widths from 1 meter to over 20 meters. The gold mineralization is associated with disseminated pyrite in a moderate-to-strongly schistose shear zone with moderate-to-intense ankerite/sericite alteration and minor quartz veining. Additional drilling is planned for 2005.

The Conductora structure, which is a possible extension to the northeast of the Twin structure, is a second shear zone that has been traced over a strike length of about 700 meters and is still open in both directions along strike and also down dip. The structure is host to the Conductora mineralized zone, which has erratic gold values associated with sulphides in narrow, quartz veins and/or wide zones of quartz veinlets in moderate-to-intensely schistose rocks with strong ankerite/sericite alteration.

Geological interpretation is continuing determine the relationship between the Twin and Conductora structures and mineralized zones.

The significance of the Twin/Conductora discovery is that it outlines a previously unidentified shear structure and a new style of mineralization on the Block B concession that opens up other poorly explored areas for this style of mineralization.

Custom Milling Business

Also during 2004, we completed construction of a small scale crushing and sampling plant on the Block B property, that allows Hecla to acquire ore from small underground mines in the area, providing the miners with a transparent sampling system and improved economic terms, as well as industry standard environmental processing practices. Ores purchased from the small mines are initially crushed, sampled and assayed at the sampling plant, and then trucked to the mill at the La Camorra mine for further processing. As a part of this program, we provide small miners with financing and technical assistance, including technical advice on mining techniques, grade controls, and safety standards. The small miner activity in Venezuela is a significant part of the mining industry in Venezuela, and we believe working with the miners provides goodwill with the miners as well as assistance to the communities that are impacted by our operations. Hecla has received a positive response from local and national politicians and residents for our efforts in helping the small miners to improve their practices, and for assisting in providing a stimulus to the local economy. We also believe the program helps develop positive relationships with local mining groups and makes a significant contribution to the local economy. The plant was in start up mode during the second half of 2004, and we expect the custom milling business will be a long-term venture in Venezuela for the Company.

Our custom milling facilities are located near El Callao, in the Venezuelan State of Bolivar, and on our Block B property. The crushing and sampling plant was constructed in 2003 and 2004, with start up operations commencing in the second half of 2004. The plant is designed to be able to process up to 400 tons of purchased ore per day. The plant also includes an assay lab, operated by an outside analytical assay firm, where ore samples are ground and assayed. Ore is received from small mining groups, crushed, sampled and assayed, and then payment for the ore is calculated and made to the miners generally within three days of receipt of the ore. Ore is then trucked approximately 70 miles to the mill at the La Camorra mine where it is further processed.

As part of the custom milling business, we enter into contracts with the small miner groups and advance funds in the form of equipment and working capital, and collect such advances from ore delivered to the sampling and crushing plant. As of December 31, 2004, we had a receivable from small miners totaling $2.3 million.

During the second half of 2004, a total of 20,870 tons of ore and sands were purchased and processed, which resulted in production of 3,748 ounces of gold. The Company believes that the custom milling business has the potential to expand to approximately 50,000 tons of ore per year, with potential annual production in the range of 10,000 to 20,000 gold ounces, although there can be no assurance that the Company will be able to reach such estimates.

At December 31, 2004, the net book value of the custom milling business properties, plants and equipment totaled $2.9 million.

Other

In January 2005, we signed a letter of intent to acquire the Guariche gold project in Venezuela, which would more than double our land position in that country. Completion of the acquisition is subject to a number of conditions, and as such, there can be no assurance that the acquisition will be completed. For additional information, see Note 4 of Notes to Consolidated Financial Statements.

The San Sebastian Unit

The San Sebastian unit is located in the State of Durango, Mexico, and is 100% owned by us through our subsidiary, Minera Hecla, S.A. de C.V. The San Sebastian mine is located approximately 56 miles northeast of the city of Durango on concessions acquired through our acquisition of Monarch Resources Investments Limited (“Monarch”) in 1999. Access to San Sebastian is via Mexico highway 40, approximately 12 kilometers east of Guadalupe Victoria, and then approximately 23 kilometers of paved rural road through the towns of Ignacio Allende and Emiliano Zapata. The processing plant (the Velardeña mill) is located near Velardeña, Durango, Mexico, and was acquired in April 2001.

Our concession holdings cover approximately 200-square miles, including the Francine vein, the Don Sergio vein and multiple outlying active exploration areas. Production from the Francine vein is from a high-grade silver vein with significant gold credits. Production from the Don Sergio vein is from a high-grade gold vein with some silver credits. Mineral concession titles are obtained and held under the laws of Mexico. Exploration titles are valid for six years, at which time they may be converted to exploitation titles that can be held for up to 50 years. There are work assessment and tax requirements that are variable and increase with the time that the concession is held.

There are several epithermal veins within the Saladillo Valley, which include the Francine, Profesor, Middle and North vein systems that are proximal to each other and hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. The Don Sergio, Jessica, Andrea and Antonella veins located in the Cerro Pedernalillo area, about six kilometers from Francine, are hosted by the same formation with the addition of dioritic intrusive rocks.

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

The Francine vein strikes northwest and dips southwest and is located on the southwestern limb of a doubly plunging anticline. The vein ranges in true thickness from more than four meters to less than half a meter and consists of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. The vein is oxidized to a depth of approximately 100 vertical meters and the wall rocks contain an alteration halo of less than two meters next to the vein. Mineralization within the oxidized portion of the vein contains limonite, hematite, silver halides and various copper carbonates. Higher-grade gold and silver mineralization is associated with disseminated hematite and limonite after pyrite and chalcopyrite, copper carbonates including malachite and azurite and hydrous copper silicates including chrysocolla. Native gold occurs associated with hematite and limonite. Mineralization in the sulfide portion of the Francine vein contains pyrite, chalcopyrite, sphalerite, galena, native silver, argentite and trace amounts of aguilarite.

Construction of surface facilities and underground ramp development for the Don Sergio vein started in May 2003, with the first ore mined in August 2003. Design production rates were achieved during December 2003. The Don Sergio vein strikes northwest, dips steeply to the northeast and averages 1.6 meters wide. Significant mineralization occurs along a strike length of 200 meters. Gold mineralization occurs in multi-stage chalcedonic quartz veins. The vein is partially oxidized to a depth of approximately 50 vertical meters and the wall rocks contain an alteration halo of five meters next to the vein. High grades appear to be associated with narrow and discontinuous, dark silver sulfide (acanthite) and visible gold-bearing bands near vein margins. The vein is typical of low sulfidation precious metal hot spring systems associated with volcanic activity with economic mineralization occurring in distinct areas or shoots.

The current combined production from the Francine and Don Sergio veins is approximately 450 tons of ore per day. By the end of 2004, essentially all proven and probable ore reserves have been exhausted. Current mine plan estimates mining activity at the San Sebastian unit will cease in the third quarter of 2005. Exploration is active on the Francine, Don Sergio, Andrea and other nearby vein systems to expand ore reserves.

Access to both underground workings is through ramps from the surface connecting one or more levels, excavated at a -15% grade. Ore is mined by the cut-and-fill stoping method and is extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Sub-economic material is used to backfill and stabilize mined-out stopes. Electric power is purchased from Comisión Federal de Electricidad (a Mexican federal electric company). Water is supplied from mine dewatering or hauled from a local reservoir.

Run of mine ore is hauled in trucks by contractors to our processing facility near Velardeña. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit. The ore is crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore is thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold is then clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate is smelted and refined into doré and shipped to a third-party refiner, currently Met-Mex Peñoles, S.A. de C.V., in Torreón, Mexico.

At December 31, 2004, the net book value of the San Sebastian unit property and its associated plant and equipment was $6.4 million. The mill was constructed in 1994 and is capable of processing approximately 550 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, tailings impoundment, and various offices. All equipment and facilities, including the mill, are in good condition and supported by ongoing diagnostic and preventative maintenance programs. Capital improvements in 2004 were approximately $1.0 million and included mining equipment.

For a description of a legal claim relating to our Velardeña mill, see Note 8 of Notes to Consolidated Financial Statements.

As of December 31, 2004, $1.9 million has been accrued for reclamation and closure costs.

At December 31, 2004, there were 307 hourly and 58 salaried employees at San Sebastian and the Velardeña mill. The National Mine and Mill Workers Union represents process plant hourly workers, or 60 employees, at the Velardeña mill. Under Mexican labor law, wage adjustments are negotiated annually and other contract terms every two years. The contract is due for wage negotiation and other terms in July 2005.

In October 2004, the employees at the Velardeña mill in Mexico initiated a strike, in an attempt to unionize the employees at the San Sebastian mine. The mine employees have informed us, the union and the Ministry of Labor that they do not want to be organized. Although we are meeting regularly with government and union officials to resolve the issue, there can be no assurance as to the outcome or length of the strike. The strike impacted our production of silver and gold during the fourth quarter of 2004, and has continued to impact production into 2005. During the fourth quarter of 2004 and continuing into 2005, the mine is operating at a normal rate, stockpiling ore in preparation for future processing. At December 31, 2004, approximately 30,000 tons of ore-grade material had been stockpiled, containing an estimated 350,000 ounces of silver and 12,000 ounces of gold. We are also considering contract custom milling facilities that can process our stockpiled ore.

Production is currently subject to a 2.5% net smelter return royalty that escalates to 3% after the first 500,000 troy ounces of gold equivalent shipped. As of December 31, 2004, we have shipped approximately 290,000 troy ounces of gold equivalent. We make royalty payments to Monarch Resources U.S.A. and La Cuesta International. The royalties originated from our acquisition of the concessions from Monarch and pre-existing prospecting agreements between Monarch and La Cuesta.

Information with respect to the San Sebastian unit’s production, average cost per ounce of silver produced and proven and probable ore reserves are set forth in the table below.

	Years Ended December 31,
Production	2004	2003	2002

Ore milled (tons)	128,711	150,717	156,532
Silver (ounces)	2,042,173	4,085,038	3,432,394
Gold (ounces)	33,563	47,721	41,510

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$(0.10)	$(0.46)	$0.91
Total cash costs	$0.21	$(0.25)	$1.09
Total production costs	$2.11	$0.71	$2.06

Proven and Probable Ore Reserves (3,4,5,6)	12/31/04	12/31/03	12/31/02

Total tons	30,300	170,711	369,556
Silver (ounces per ton)	15.4	22.3	23.7
Gold (ounces per ton)	0.29	0.26	0.24
Contained silver (ounces)	465,400	3,812,503	8,761,109
Contained gold (ounces)	8,600	43,731	88,269

(1)
The continued low costs per silver ounce during 2004 and 2003, compared to 2002, are due in part to significant by-product credits from gold production and a higher average gold price. Costs per ounce amounts are calculated pursuant to standards of the Gold Institute. For the years ended December 31, 2004, 2003 and 2002, gold by-product credits were approximately $6.61, $4.25 and $3.76 per silver ounce, respectively. By-product credits are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	2004	2003	2002

Silver	$3.42	$2.14	$2.67
Gold	$208	$160	$181

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

(3)	For proven and probable ore reserve assumptions and definitions, including assumed metals prices, see Glossary of Certain Terms.

(4)
Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades are expected to be approximately 90% for gold and 89% for silver. Returnable metal recoveries by smelters and refiners for doré toll treatment of gold and silver are expected to be 99.50% for silver and 99.50% for gold. Proven and probable reserves at San Sebastian are based on drill spacing of 35 meters. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries, royalties and cash operating costs. The cutoff grade at San Sebastian is 4.5 grams per tonne of gold equivalent.

(5)
By the end of 2004 essentially all of proven and probable ore reserves have been exhausted. The current mine plan estimates mining of remaining resources at the San Sebastian unit will cease in third quarter of 2005.

(6)
Mining depletion accounts for the majority of the changes in proven and probable ore reserves from 2002 to 2003. A revised 2004 mine plan removed some ore pillars from reserves offset by new reserve additions. A small block of ore from the Don Sergio vein was added based on new underground development exposures.

The Greens Creek Unit

At December 31, 2004, we held a 29.73% interest in the Greens Creek unit, located on Admiralty Island, near Juneau, Alaska, through a joint-venture arrangement with Kennecott Greens Creek Mining Company, the manager of Greens Creek, and Kennecott Juneau Mining Company, both wholly owned subsidiaries of Kennecott Minerals. The term of the joint-venture arrangement continues for 20 years after the effective date (May 1994), and for so long thereafter as products are produced from the properties or the participants continue to have an ownership interest in the assets, unless the arrangement is terminated earlier or is extended.

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

The Greens Creek unit is a polymetallic deposit containing silver, zinc, gold and lead, and lies adjacent to the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims and one patented mill site claim, in addition to property leased from the U.S. Forest Service. Greens Creek also has title to mineral rights on 7,500 acres of federal land adjacent to the properties. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with potential mining resources surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extra lateral rights. Thus far, there has been no discovery triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is escalated annually by the Gross Domestic Product until the year 2016. At December 31, 2004, this benchmark was approximately $140 per ton.

Greens Creek is an underground mine which produces approximately 2,300 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The ore is processed on-site at a mill, which produces lead, zinc and bulk concentrates, as well as doré containing silver and gold. The doré is marketed to a precious metal refiner and the three concentrate products are predominantly sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site. See Risk Factors - “Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities” for a discussion of smelting capacity for Greens Creek bulk concentrates. The Greens Creek unit uses electrical power provided by diesel-powered generators located on site.

The employees at the Greens Creek unit are employees of Kennecott Greens Creek Mining Company and are not represented by a bargaining agent. At December 31, 2004, there were 261 employees at the Greens Creek unit.

At December 31, 2004, our interest in the net book value of the Greens Creek unit property and its associated plant and equipment was approximately $49.6 million. All equipment, infrastructure and facilities, including camp and concentrate storage facilities, are in good condition.

Britannia Zinc historically had been the largest custom smelter of Greens Creek bulk concentrate. During 2003, we were informed that our contract with Britannia Zinc would not be renewed and as a result, we began to sell our bulk concentrates to two customers, Glencore and Mitsui. In September 2003, we were informed that Glencore’s Porto Vesme Smelter would be shut down for a twelve-month period due to contractual power problems with the Italian government. This situation continued through 2004 and is expected to continue for the foreseeable future, although in 2004, the joint venture partners were successful in placing concentrates with new customers, as well as reducing the production of bulk concentrate. While this effort has been successful in mitigating the impact of this situation, it is possible our Greens Creek operations and our financial results could be affected adversely in the future.

As of December 31, 2004, $4.7 million has been accrued for reclamation and closure costs.

The Greens Creek deposit is a polymetallic, stratiform, massive sulfide deposit. The host rock consists of predominantly marine sedimentary, and mafic to ultramafic volcanic and plutonic rocks, which have been subjected to multiple periods of deformation. These deformational episodes have imposed intense tectonic fabrics on the rocks. Mineralization occurs discontinuously along the contact between a structural hanging wall of quartz mica carbonate phyllites and a structural footwall of graphitic and calcareous argillite. Major sulfide minerals are pyrite, sphalerite, galena, and tetrahedrite/tennanite. Less common but economically important sulfides include argentite, jalpaite, ruby silvers, electrum and polybasite. Gangue minerals include dolomite, calcite, quartz, barite and graphite.

Kennecott Greens Creek Mining Company’s geology and engineering staff computes the estimated ore reserves for the Greens Creek unit with technical support from Rio Tinto. We review geologic interpretation and reserve methodology, but the reserve compilation is not independently confirmed by us in its entirety. Information with respect to our 29.73% share of production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31, (reflects 29.73% interest)
Production	2004	2003	2002

Ore milled (tons)	239,456	232,297	218,072
Silver (ounces)	2,886,264	3,480,800	3,244,495
Gold (ounces)	25,624	29,564	30,531
Zinc (tons)	22,649	22,809	23,875
Lead (tons)	7,384	8,289	8,200

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$0.98	$1.10	$1.76
Total cash costs	$1.13	$1.18	$1.81
Total production costs	$3.47	$3.64	$4.28

Proven and Probable Ore Reserves (3,4,5,6)	12/31/04	12/31/03	12/31/02

Total tons	2,358,189	2,226,361	2,095,703
Silver (ounces per ton)	14.1	14.1	14.9
Gold (ounces per ton)	0.11	0.12	0.13
Zinc (percent)	10.2	10.7	11.4
Lead (percent)	3.9	4.0	4.2
Contained silver (ounces)	33,334,025	31,386,366	31,252,609
Contained gold (ounces)	261,604	256,726	268,603
Contained zinc (tons)	240,467	237,202	238,029
Contained lead (tons)	92,916	89,422	88,574

(1)
Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute. Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

(2)	For proven and probable ore reserve assumptions and definitions, including assumed metals prices, see Glossary of Certain Terms.

(3)
Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ by ore zones and are expected to be in the range of 72-80% for silver, 65-73% for gold, 83-92% for zinc and 72-82% for lead.

(4)
The changes in reserves in 2004 versus 2003 are due to addition of new drill data increases in forecast precious metals prices, which has resulted in the addition of new reserves based on updated resource estimates for certain orebodies, partially offset by depletion due to production.

(5)
The changes in reserves in 2003 versus 2002 are due to increases in forecast metals prices and additions of new reserves based on updated resource estimates for certain orebodies, partially offset by depletion due to production.

(6)
Proven and probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $70 per ton net smelter return to $100 per ton net smelter return.

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday unit, a deep underground silver and lead mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. The principal ore-bearing structure mined at the Lucky Friday unit through 1997 was the Lucky Friday vein, a fissure vein typical of many in the Coeur d’Alene Mining District. The orebody is located in the Revett Formation, which is known to provide excellent host rocks for a number of orebodies in the Coeur d’Alene Mining District. The Lucky Friday vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday vein. The major part of the orebody has extended from the 1,200-foot level to and below the 6,020-foot level.

During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. We control the Gold Hunter property under a long-term operating agreement expiring in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. We will be obligated to pay a royalty of 18.58% after we have recouped our costs to explore and develop the property. As of December 31, 2004, unrecouped costs totaled approximately $36.4 million. All of our commitments related to exercise of the operating agreement have been met.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

The ore produced from Lucky Friday is processed in a 1,100-ton-per-day conventional flotation mill. In 2004, ore was processed at a rate of approximately 456 tons per day. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2004, mill recovery totaled approximately 93% silver, 93% lead and 76% zinc. All silver-lead and zinc concentrate production during 2004 was shipped to Teck Cominco’s smelter in Trail, British Columbia, Canada.

In the fourth quarter of 2000, due to continuing low silver and lead prices, our management and board of directors deferred the decision to approve additional capital expenditures, which were needed to develop the next area of the mine, and recorded an adjustment of $31.2 million to reduce the carrying value of Lucky Friday’s, property, plant and equipment. In December 2003, our management and board of directors approved the additional capital expenditures necessary to develop the 5900 level of the Gold Hunter deposit, at that time expected to cost approximately $8.0 million. It was anticipated this development would take approximately 18 months, at which time Lucky Friday would resume producing near capacity. Production during 2004 from below the 4900 level, coupled with results from a diamond drilling campaign, resulted in an extension to the economic limits of the orebody. As a result of this extension, the decision was made by management and the board of directors to increase the scope of the development project to include additional mining opportunities, resulting in a total anticipated cost of $11.0 million.

Opportunities to improve concentrate grade and metal recoveries in the processing plant, as well as sustaining infrastructure upgrades, were identified during 2004. As a result management proposed, and the board of directors approved, capital improvements totaling $3.3 million to be completed in 2005.

Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below:

	Years Ended December 31,
Production	2004	2003	2002

Ore milled (tons)	166,866	151,991	159,651
Silver (ounces)	2,032,143	2,251,486	2,004,404
Gold (ounces)	236	239	206
Lead (tons)	12,174	12,935	10,091
Zinc (tons)	2,995	2,532	2,259

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$5.12	$4.86	$4.97
Total cash costs	$5.12	$4.86	$4.97
Total production costs	$5.17	$4.88	$5.49

Proven and Probable Ore Reserves (3,4,5,6)	12/31/04	12/31/03	12/31/02

Total tons	757,700	659,380	- -
Silver (ounces per ton)	14.7	15.4	- -
Lead (percent)	7.9	8.4	- -
Zinc (percent)	2.4	2.4	- -
Contained silver (ounces)	11,150,368	10,154,299	- -
Contained lead (tons)	59,888	55,192	- -
Contained zinc (tons)	18,047	15,715	- -

(1)	Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute.

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

(3)	For proven and probable ore reserve assumptions and definitions including metals prices, see Glossary of Certain Terms.

(4)
Reserves are in-place material that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 93% for silver, 93% for lead and 76% for zinc.

(5)
The changes in reserves in 2004 versus 2003 are due to addition of data from new drill holes and development work together with increases in forecast metals prices, which has resulted in the addition of new reserves based on updated resource estimates, partially offset by depletion due to production.

(6)
As of December 31, 2002, it was determined the Lucky Friday mineralized material did not meet all the criteria established for disclosure of reserves by the Securities and Exchange Commissions Industry Guide 7. At December 31, 2002, the estimated mineralized material included 1,082,000 tons with 13.2 ounces per ton silver, 8.5% lead and 1.7% zinc.

Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. There were no final reclamation activities performed in 2004.

The net book value of the Lucky Friday unit property and its associated plant and equipment was approximately $5.9 million as of December 31, 2004. The construction of the facilities at Lucky Friday range from the 1950s to the late 1990s. The equipment and facilities are in good physical condition. The plant is maintained by our employees with assistance from outside trade specialists as required.

At December 31, 2004, there were 146 employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday’s 120 hourly employees. The current labor agreement expires on May 1, 2009; however, it can be reopened for economic consideration on May 1, 2006. Avista Corporation supplies electrical power to the Lucky Friday unit.

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

Our strategy regarding reserve replacement is to concentrate our efforts on: (1) existing operations where an infrastructure already exists; (2) other properties presently being developed; (3) advanced-stage exploration properties that have been identified as having potential for additional discoveries; and (4) grass roots exploration properties principally in the United States, Mexico and Venezuela. We intend to focus on low-cost properties and we continuously evaluate opportunities to acquire additional properties. Exploration expenditures for the three years ended December 31, 2004, 2003 and 2002 were approximately $16.0 million, $9.6 million and $5.2 million, respectively. Pre-development expenditures for the three years ended December 31, 2004, 2003 and 2002 were approximately $4.2 million, $1.4 million and $0.7 million, respectively.

In 2004, exploration expenditures were higher than previous years, and we expect exploration expenditures to remain at current levels or increase further in 2005. We intend to continue to explore for additional reserves at, or in the vicinity of, the San Sebastian unit in Mexico; the La Camorra mine and at Block B in Venezuela; at the Lucky Friday unit in Idaho; at the Greens Creek unit in Alaska; and at the Hollister Development Block in Nevada (see the property description below for further information on the Hollister Development Block). We estimate that exploration expenditures during 2005 will be in the range of $13.0 million to $16.0 million, two-thirds of which will be spent in Venezuela and Mexico. In addition, we anticipate pre-development expenditures to be between $8.0 million and $10.0 million at the Hollister Development Block.

In Mexico, several targets have been identified on the 200 square-mile property position surrounding the San Sebastian mine. During 2004, drilling to test the down dip extension of the Francine vein intersected significant base metal and precious metal-rich sulphide mineralization in a zone now called the Hugh zone. Additional drilling is planned for 2005 to determine the extent of the sulphide mineralization and assess the opportunity for commercial development. During 2004, geophysical studies, mapping and geochemical work to the west and northwest of the San Sebastian mine has outlined a number of targets that will be drill tested in 2005. Prospecting, geological mapping and geochemical sampling will be continued in 2005 to locate and prioritize additional targets on our extensive land holdings at San Sebastian in the Saladillo valley.

In Venezuela, exploration during 2004 was focused on the Main and Betzy veins at the La Camorra mine, at Mina Isidora, other targets located on the Block B concessions and on the Isbelia vein, which lies immediately to the north of the La Camorra mine. Block B and the other exploration contract areas are all within trucking distance of the mill at the La Camorra mine. In 2005, additional deep drilling is planned to test the easterly and down dip extensions of the Main zone at the La Camorra mine. Further drilling is planned to follow up mineralized intercepts from previous drilling on the Isbelia vein, and additional target definition work will be carried out on the exploration contracts adjacent to the La Camorra concession.

At Block B, further drilling is planned to evaluate the Twin Shear/Conductora mineralized zone, which was discovered during 2004. The mineralized zone has a number of ore grade intercepts in a strongly sheared and altered mineralized zone up to 20 meters wide. The zone has been traced over a strike length of 700 meters down dip for 350 meters, and is open in all directions. Additional drilling will also be carried out on the Chile East deposit to follow up on ore grade intercepts returned from the 2004 exploration drilling. Additional targets have also been identified from the geological mapping, geophysical surveying and soil geochemical sampling carried out in 2004. These targets are being prioritized and a number will be drill tested in 2005.

In 2004, Greens Creek in Alaska surface exploration continued to evaluate favorable mine stratigraphy on the property. Drilling was completed on six targets and geological mapping, geochemical sampling and geophysics continued on other prospects. Encouraging results were obtained in Lower Zinc Creek where drilling has returned the first mineralized intercepts outside of the immediate mine area. In 2004, underground drilling continued to test areas to the south and west of the known orebodies. Underground drilling to the west of the Gallagher fault was successful, returning several mineralized intercepts at the favorable mine contact.

Surface exploration at the Greens Creek unit during 2005 will include diamond drilling targeting at least eight different prospects; geochemical soil sampling and surface geophysics along new gridlines in three prospects; and continued detailed geologic mapping and sampling of all active prospects. Underground exploration will be drilling south and west of the current workings and development drifting to explore for additional reserves south of the 200 South ore zone, the West Bench and the Deep Lower Southwest ore zones. In addition, a development drift will be driven across the Gallagher fault to establish a drill platform to evaluate the new mineralization found to the west of the Gallagher fault.

Hollister Development Block

In August 2002, our wholly owned subsidiary, Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), for the exploration, development and production of Great Basin’s underground gold property in the Ivanhoe Mining District of northern Nevada known as the Hollister Development Block (“Hollister”). Located on the northwestern extension of the Carlin Trend, the nearest active mining operations are the Dee mine, located eight miles to the southeast, and the Ken Snyder mine, located twelve miles to the northwest. The nearest major population centers are the towns of Battle Mountain, 38 miles to the southwest; Elko, approximately 47 miles to the southeast; and Winnemucca, 64 miles to the west-southwest.

The Earn-in Agreement provides Hecla with an option to earn a 50% working interest in Hollister in return for funding a two-stage, advanced exploration and development program. We estimate the cost to achieve our 50% interest to be approximately $21.8 million. Hecla is the manager of the exploration and development activities. Upon completion of earn-in activities, achieving successful exploration results, and completion of a favorable feasibility study, Hecla will be the operator of the property.

Pursuant to the Earn-in Agreement, we and Great Basin each agreed to issue a series of warrants to the other party, entitling the parties to purchase one another’s common stock within two years from the date of issuance of the warrants at prevailing market prices at such date. In August 2002, we issued a warrant to purchase 2.0 million shares of our common stock to Great Basin and Great Basin issued a warrant to purchase 1.0 million shares of its common stock to us. The warrant to purchase our common stock was exercised by Great Basin in November 2003, in which we received cash proceeds of approximately $7.5 million. In January 2004, we exercised a portion of our warrant to purchase 1.0 million shares, by purchasing 250,000 shares of Great Basin common stock. In August 2004, the remaining 750,000 warrants to purchase shares of Great Basin expired unexercised.

The Earn in Agreement obligates us to issue: (i) a warrant to Great Basin, entitling it to purchase an additional 1.0 million shares of our common stock, exercisable at the then market value of our common stock on the date of issuance, if and when we decide to commence certain development activities; and (ii) an additional warrant to Great Basin, entitling it to purchase 1.0 million shares of our common stock, exercisable at the then market value of our common stock on the date of issuance, following completion of such activities, if undertaken. Great Basin will issue warrants to us, entitling us to purchase 500,000 shares of its common stock immediately upon receipt of the second and third warrants to purchase our stock. In addition to the foregoing, we will pay to Great Basin from our share of commercial production, a sliding scale royalty that is dependent on the cash operating profit per ounce of gold equivalent production.

Hollister is defined by a 6,000-foot by 7,000-foot project boundary (964 acres) within a larger claim block held by Newmont Mining Corporation and Great Basin Gold. The area was a producer of mercury around the turn of the 20th century, and later a producer of gold. The most recent operation was the Hollister mine, operated from 1990 through 1996, consisting of two open-pit gold mines and an associated heap-leach facility.

The underground exploration project consists of approximately 8,200 feet of underground excavation, including a decline access to the mineralized structures, crosscuts, diamond drill stations, muck bays and miscellaneous openings. Approximately 5,000 tons of bulk samples from the different veins within the system are planned, along with approximately 55,000 feet of diamond drilling from underground locations. Surface support facilities for the underground exploration project will be located in the existing east Hollister pit, thereby limiting most surface disturbance to areas associated with previous mining activities.

In 2004, operating permits were secured, culminating with the receipt on May 7 of the Notice to Proceed from the Bureau of Land Management. Hecla Ventures had previously received, on December 26, 2003, the Water Pollution Control Permit from the Nevada Division of Environmental Protection. In total, 32 separate permits and/or authorizations were required from local, state and federal authorities, most of which were in hand by May 2004. However, site construction work was delayed until August 20 while agreements for access to the property were negotiated with Newmont and Great Basin. Approximately $3.7 million was expended for engineering and permitting prior to the start of construction.

During the last four months of 2004, work concentrated on constructing the surface facilities required to support the underground exploration project. Facilities under construction include the lined waste rock storage facility and integral water collection sump, the water management ponds and de-silting basins and installation of temporary offices and services. Hecla crews completed the portal structure, and the decline advanced nearly 200 feet as of December 31, 2004. At December 31, 2004, there were 19 employees at Hollister. Total project costs through December 2004 were approximately $6.1 million.

Plans for 2005 include excavating approximately 6,000 feet of decline, crosscuts, drill stations and miscellaneous openings. For 2005, approximately 35,000 feet of diamond drilling is planned from underground platforms. Hecla expects to spend between $8 million and $10 million in 2005 on exploration activities. The feasibility study is expected to be completed in July 2006.

For additional information relating to the Hollister Development Block, see Note 4 of Notes to Consolidated Financial Statements.

Noche Buena Gold Project - Sonora, Mexico

The Noche Buena project is 100% owned through our Mexican subsidiary, Minera Hecla, S.A. de C.V. (“Minera Hecla”). The project is located in the state of Sonora, Mexico, 44 miles northwest of Caborca. Purchased by Minera Hecla in 1998, there are 1,000 hectares held under concession. An operating permit was received in 2000.

Due to low gold prices, Noche Buena was placed on care and maintenance in August 1999. In early 2004, we reviewed the Noche Buena project and initiated an updated feasibility study. During 2004, Minera Hecla drilled 9,211 meters of core in 86 holes. This was added to an existing database containing results from 12,492 meters of core drilling in 102 holes and 44,826 meters of reverse circulation drilling in 414 holes. A new geologic interpretation was completed along with an updated resource model. Other activities in 2004 included collecting samples for additional column leach tests, engineering studies for an open pit heap-leaching operation and investigations into updating the existing operating permit. We plan to complete the updated feasibility study in 2005; however, there can be no assurance that the project will be developed.

Discontinued Operations

During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to reduce debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. At that time, our principal industrial minerals assets consisted of ball clay operations in Kentucky, Tennessee and Mississippi; kaolin operations in South Carolina and Georgia; feldspar operations in North Carolina; a clay slurry plant in Monterrey, Mexico; and specialty aggregate operations (primarily scoria) in southern Colorado. We conducted these operations through four wholly owned subsidiaries: (1) Kentucky-Tennessee Clay Company, which operated our ball clay and kaolin divisions; (2) K-T Feldspar Corporation, which operated the feldspar business; (3) K-T Clay de Mexico, S.A. de C.V., which operated the clay slurry plant business; and (4) MWCA, Inc., which operated our specialty aggregate business. Based upon the 2000 decision to sell the industrial minerals segment, our consolidated financial statements reflect the industrial minerals segment as a discontinued operation for the year ended December 31, 2002.

In March 2001, we completed a sale of Kentucky-Tennessee Clay Company, K-T Feldspar Corporation, K-T Clay de Mexico, S.A. de C.V. and certain other minor industrial minerals companies.

In March 2002, we completed a sale of the pet operations of the Colorado Aggregate division (“CAC”) of MWCA. In March 2003, we sold the remaining inventories of the briquette division of CAC, which represented the remaining portion of our industrial minerals segment. All activity associated with the former industrial minerals segment for the year ended December 31, 2003, was considered a general corporate activity and is presented as “other” where appropriate.

For further information, see Note 17 of Notes to Consolidated Financial Statements.

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

Following completion of mining in the Sunbeam pit in April 1997, we placed the Grouse Creek mine on a care and maintenance status. During the care-and-maintenance period, reclamation was undertaken to prevent degradation of the property. During 1997, the milling facilities were mothballed and earthwork completed to contain and control surface waters. In 1998, an engineered cap was constructed on the waste rock storage facility and modifications were made to the water treatment facility. In 1999 and 2000, activities included further work on the waste rock storage facility cover and continued work controlling surface waters.

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

In May 2003, we received authorization from the agencies to start direct discharge of tailings impoundment waters. Approximately 307 million gallons were discharged by the fall of 2004, with the discharge process ongoing to date. The existing Grouse Creek reclamation plan was approved as part of the 1992 plan of operations, which we are updating through a continuing review with state and federal agencies to reflect current conditions. In September 2003, we recorded a further adjustment of $6.8 million based on this updated 15-year reclamation and closure plan currently being reviewed by the agencies.

Since the completion of the 2003 cost estimate, which assumed an optimization of the dewatering program to complete dewatering in 2006, two previously unknown constraints have influenced the dewatering program. These constraints are: 1) drought conditions have reduced base flows in the Yankee Fork such that our discharge rate is 150 gpm instead of 300 to 600 gpm as planned in our original dewatering estimates; and 2) the federal agencies have mandated more stringent effluent limits for copper and cadmium (2002 National Water Quality Criteria).

The effects of these constraints add two years to the dewatering schedule, which was submitted to the agencies, forcing completion of pond dewatering to August 2009. However, the dewatering program can be managed by accelerating the discharge by use of a 1,200 gpm discharge during the high flow seasons of 2005, 2006 and 2007, which would allow the tailings impoundment to be dewatered in the summer of 2007. As a result of the factors, we increased the accrual for future reclamation by $2.9 million in 2004.

As of December 31, 2004, the reclamation and closure cost accrual for the Grouse Creek mine totaled $31.7 million.

The Republic Mine

The Republic gold mine is located in the Republic Mining District near Republic, Washington. In February 1995, we completed operations at the Republic mine and have been conducting reclamation work in connection with the mine and mill closure. In August 1995, we entered into an agreement with Newmont Gold Company (successor to Santa Fe Pacific Gold Corp.) to explore and develop the Golden Eagle deposit on the Republic mine property. Kinross Gold Corporation (formerly Echo Bay Mines Ltd.) acquired Newmont’s interest in 2000 and conducted a limited exploration program on the project, until December 2004, when Kinross terminated the agreement.

The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.4 million as of December 31, 2004. At December 31, 2004, the accrued reclamation and closure costs balance totaled $2.6 million. Reclamation and closure efforts will continue in 2005.

Item 3.  Legal Proceedings

For a discussion on our legal proceedings, see Note 8 of Notes to Consolidated Financial Statements and “Item 1. Business Item 2. Properties--Risk Factors--Our foreign operations, including our operations in Venezuela and Mexico, are subject to additional inherent risk.”

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

Executive Officers of the Registrant

Reference is made to the information set forth in Part III, Item 10 of this Form 10-K, which is incorporated by reference into this
Part I.

Part II

Item 5.  Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)	(i)	Shares of our common stock are traded on the New York Stock Exchange, Inc.

(ii)	Our common stock quarterly high and low sale prices, based on the New York Stock Exchange composite transactions as reported by NYSEnet.com, for the past two years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004 - High	$9.31	$8.55	$7.48	$7.50
- Low	$7.10	$5.00	$4.83	$5.30
2003 - High	$5.86	$4.34	$7.11	$8.72
- Low	$2.60	$2.90	$4.20	$4.88

(b)	As of February 28, 2005, there were 7,811 shareholders of record of the Common Stock.

(c)
We have not declared or paid any cash dividends on our common stock for several years and do not anticipate paying any such cash dividends in the foreseeable future. We are currently restricted from paying dividends on our common stock or repurchasing common stock until such time as we have paid the cumulative dividends on our Series B preferred stock. At December 31, 2004, the cumulative dividend for the preferred stock was $2.3 million. On January 3, 2005, the company paid the regularly scheduled dividend on outstanding preferred stock and dividends were approved for the first quarter of 2005, payable April 1, 2005. Dividends were not paid for the prior 17 quarters and remain unpaid.

(d)	On August 2, 2002, through our wholly owned subsidiary Hecla Ventures Corporation, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”). Pursuant to the agreement, Great Basin was issued a warrant to purchase 2,000,000 shares of our common stock as of the date of execution of the Earn-in Agreement, which was exercised during 2003 at a price of $3.73 per share. Neither the warrant nor the underlying common stock was registered under the Securities Act of 1933 pursuant to Section 4(2) of such Act. In the event that we elect to conduct certain development activities, Great Basin will receive an additional warrant to purchase 1,000,000 shares of common stock, at the then market value, and, upon completion of development activities, Great Basin will receive a final warrant to purchase 1,000,000 shares of our common stock at the then market value.

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

As a result of the 2002 exchange offer, previously undeclared and unpaid preferred stock dividends of $11.2 million were eliminated. During the third quarter of 2002, we incurred a non-cash dividend charge of approximately $17.6 million, which represented the difference between the value of the common stock issued in the exchange offer and the value of the shares of common stock that would have been issued if the shares of preferred stock received in the exchange offer had been converted into common pursuant to their terms. The non-cash dividend charge had no impact on our total shareholders’ equity.

During the fourth quarter of 2003, we entered into privately negotiated exchange agreements with holders of approximately 38% of our then outstanding Series B preferred stock in exchange for shares of common stock. A total of 287,975 shares of the total number of Series B preferred shares were exchanged into 2,181,630 shares of our common stock at exchange ratios ranging from 7.4 to 7.6 shares of common stock per share of preferred stock. The shares exchanged were not registered with the Securities and Exchange Commission under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9). During the fourth quarter of 2003, we incurred a non-cash dividend of approximately $9.6 million related to the exchanges, which represent the difference between the value of the common stock issued and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common pursuant to their terms. Similar to the July 2002 exchange, the non-cash dividend had no impact on our total shareholders’ equity. As a result of the exchanges, the total of preferred dividends was $12.2 million for the year ended December 31, 2003. Also during 2003, a total of 650 shares of Series B preferred stock were converted into 2,089 shares of our common stock at the election of the stockholders.

On January 9, 2004, we announced an exchange offer for the 464,777 remaining outstanding shares of our preferred stock at an exchange rate equal to $66.00, divided by the volume-weighted average of the reported sales price on the New York Stock Exchange of our common stock for the five trading days ending at the close of the second trading day prior to the expiration date of the exchange offer (not to exceed 8.25 common shares). On February 18, 2004, the exchange rate was set at 7.94 common shares for each share of preferred stock. As a result of this exchange offer, 273,961 shares of preferred stock were exchanged for 2,175,237 shares of common stock. The shares exchanged were not registered with the Securities and Exchange Commission under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9). The completed exchange offer eliminated $3.4 million in past accumulated dividends on the preferred stock. As a result of this exchange offer, we recorded a non-cash dividend of $9.6 million during the first quarter of 2004.

During March 2004, we entered into privately negotiated exchange agreements with holders of 33,000 shares of preferred stock to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. The shares exchanged were not registered with the Securities and Exchange Commission under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(9). During the first quarter, we incurred an additional non-cash dividend of approximately $1.3 million related to the exchanges, which represents the difference between the value of the common stock issued in the exchange transactions and the value of the shares of common stock that would have been issued if the shares of the preferred stock had been converted into common stock pursuant to their original conversion terms.

(e)	The following table provides information as of December 31, 2004, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To	Weighted-Average	Number of Securities
	Be Issued Upon Exercise	Exercise Price	Remaining Available For
	of Outstanding Options,	of Outstanding Options,	Future Issuance Under
	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:

1987 and 1995 Stock Incentive Plans	2,412,668	$5.37	5,071,360
Stock Plan for Nonemployee Directors	111,884	N/A	843,946
Key Employee Deferred Compensation Plan (1)	798,672	$5.46	5,149,728

Equity Compensation Plans Not Approved by Security Holders	- -	- -	- -
Total	3,323,224	$5.39	11,065,034

(1)
The number of securities to be issued include 254,325 shares. The issuance of 68,825 shares requires no future service or payment of any exercise price. The balance of 185,500 shares will vest over a service period.

See Notes 9 and 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

Item 6.	Selected Financial Data

The following table (in thousands except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2000 through 2004, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements.

	2004		2003 (1)		2002		2001		2000

Sales of products		$130,826		$116,353		$105,700		$85,247	$75,850
Income (loss) from continuing operations before cumulative
effect of change in accounting principle (1)		$(6,134)		$(7,088)		$10,863		$(9,582)	$(84,847)
Income (loss) from discontinued operations (2)		- -		--		(2,224)		11,922	1,529
Net income (loss)		(6,134)		(6,016)		8,639		2,340	(83,965)
Preferred stock dividends (3)		(11,602)		(12,154)		(23,253)		(8,050)	(8,050)
Loss applicable to common shareholders (3)		$(17,736)		$(18,170)		$(14,614)		$(5,710)	$(92,015)

Loss from continuing operations per common share (1)		$(0.15)		$(0.16)		$(0.15)		$(0.25)	$(1.39)

Basic and diluted loss per common share		$(0.15)		$(0.16)		$(0.18)		$(0.08)	$(1.38)

Total assets		$279,448		$278,195		$160,141		$153,116	$194,836

Accrued reclamation & closure costs		$75,188		$70,632		$49,723		$52,481	$58,710

Noncurrent portion of debt	$	- -		$2,341		$4,657		$11,948	$10,041

Cash dividends paid per common share	$	- -	$	- -	$	- -	$	- -	$--

Cash dividends paid per preferred share (3)	$	- -	$	- -	$	- -		$--	$1.75

Common shares issued		118,350,861		115,543,695		86,187,468		73,068,796	66,859,752

Shareholders of record		7,853		8,203		8,584		8,926	9,273

Employees		1,417		1,074		720		701	1,195

(1)
On January 1, 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which resulted in a positive cumulative effect of a change in accounting principle of $1.1 million. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of an estimated environmental remediation cost and the related asset created with it.

(2)
During 2000, in furtherance of our determination to focus our operations on silver and gold mining and to raise cash to reduce debt and provide working capital, our board of directors made the decision to sell our industrial minerals segment. As such, the industrial minerals segment has been recorded as a discontinued operation as of and for each of the three years in the period ended December 31, 2002. The balance sheets for December 31, 2001 and 2000 have been reclassified to reflect the net assets of the industrial minerals segment as a discontinued operation.

During the years ended December 31, 2004, 2003 and 2002, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows:

	Year Ended December 31,
	2004	2003	2002
Number of shares of Series B preferred stock exchanged for shares of common stock	306,961	288,625	1,546,598
Number of shares of common stock issued	2,436,098	2,183,719	10,826,186
Non-cash preferred stock dividend incurred in exchange (millions of dollars) (a)	$10.9	$9.6	$17.6

(a)
The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus.

(3)
As of December 31, 2004, we have not declared or paid $2.3 million of Series B preferred stock dividends. As the dividends are cumulative, they continue to be reported in determining the income (loss) applicable to common stockholders, but are excluded in the amount reported as cash dividends paid per preferred share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and the related Notes thereto.

Overview

Hecla Mining Company is a precious metals company engaged in the exploration, development, mining and processing of silver, gold, lead and zinc primarily in the United States, Mexico and Venezuela. We generate revenues, income and cash flows from the sale of silver, gold, lead and zinc. As a result, our earnings are directly related to the prices of these metals. The year 2004 ended with prices higher than in 2003 and exhibited wide variability throughout the year due to numerous factors beyond our control.

2004 Price	High	Low	Average
Gold, per ounce	$454	$375	$409
Silver, per ounce	$8.29	$5.50	$6.69
Lead, per tonne	$1,040	$690	$960
Zinc, per tonne	$1,260	$940	$1,110

In the event these metals prices decline, our results will be adversely affected. Although we feel our strong balance sheet and low-cost properties will allow us to continue to be successful even in the event of moderate metals price declines, no assurance can be given that we will continue to be successful.

We manage the company on the basis of production from our operating units, which in 2004 included three segments:

•	The United States segment - silver operations
o	The Lucky Friday unit in Idaho (metal concentrates)
o	The Greens Creek unit in Alaska (metal concentrates and doré)

•	The Mexico segment - silver operation
o	The San Sebastian unit (doré and precipitate)

•	The Venezuela segment - gold operation
o	The La Camorra unit (doré)

We produce metal concentrates and precipitates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré), which are further refined before sale to metals traders.

We maintained our position in 2004 as the lowest-cost primary silver producer and one of the lowest-cost gold producers in the industry. Our Venezuela segment saw continued strong gold production at 102% of its 2003 level. Silver production from our United States segment declined by 14% from its record 2003 level, while maintaining silver cash costs per ounce within 6% of 2003 levels. Our Mexico segment, which was negatively impacted by a continuing strike at the Velardeña milling facility for most of the fourth quarter, experienced a 50% decline in silver production from 2003 to 2004, with rising cash costs attributable to alterations in the mine plan due to entry into the final year of mine life.

During 2004, we believe that we continued to lay the foundation for long-term growth of our operations through significant investments in exploration, development, and strengthening of our land positions. Our focus in 2005 is to continue progress on major capital projects already under way, exploration and development of new and existing targets, and low-cost production, all of which should help build our resource base and help maintain our low costs in the long term. Our strategy consists of the following:

•	Maintaining our production and cost profile;

•	Significantly increasing our proven and probable reserves via investment in exploration and acquisitions;

•	Positioning the company to double our silver and gold production;

•	Maintaining our financial strength; and

•	Focusing on silver and gold assets and production.

Our balance sheet retained a strong position in 2004 with no debt and a current ratio of 3.5 to 1 as of December 31, 2004. Our cash, cash equivalents, and short-term investments decreased by $42.6 million as we utilized $61.5 million in 2004 for investment in exploration, pre-development, and capital facilities designed to build our profile of what we believe will be long-term, low-cost operations. Our commitment to exploration and pre-development resulted in a decrease of $12.7 million in operating cash flow, from $26.0 million in 2003 to $13.3 million in 2004.

One of the risks we face is that our mines have a relatively small amount of proven and probable reserves, primarily because we have low volume, underground operations. Throughout our century-plus history, that has always been the case and is likely to be so in the future. Our strategy to increase production and expand our proven and probable reserves is to focus on development and exploration at, or in the vicinity of, our currently owned properties, as well as potential future acquisitions. We committed more resources to exploration and pre-development in 2004 than at any time in our history, and in 2005 will continue our investment in our future to strive to achieve our production goals.

In January 2005, we signed a letter of intent to acquire the Guariche gold project in Venezuela, which would more than double our land position in that country. Completion of the acquisition is subject to a number of conditions, and as such, there can be no assurance that the acquisition will be completed. For additional information, see Note 4 of Notes to Consolidated Financial Statements.

We continue to face risks associated with environmental litigation and ongoing reclamation activities. During the third quarter of 2004, we recorded a $5.6 million accrual for past response costs within the Coeur d’Alene Basin area in Idaho, in addition to the $16.0 million accrued in 2003, and $2.9 million for future expenditures at the Grouse Creek mine in central Idaho. In the Coeur d’Alene Basin litigation, we estimate that the range of our potential liability is $23.6 million to $72.0 million and we have accrued the minimum amount in accordance with GAAP, as we believe there is no amount within the range that is more probable. The Coeur d’Alene Basin area is a litigation matter involving multiple trial phases, and it is reasonably possible that our estimate of our liability may change in the future depending on the outcome of the second phase of the trial surrounding this matter. We will continue to manage and prepare for this matter, although the ultimate outcome is not known at this time. For more information, see Note 8 of Notes to Consolidated Financial Statements.

In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged, which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into privately negotiated exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of the privately negotiated exchange agreements. As of December 31, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding.

The following table displays our actual silver and gold production (in thousand ounces) by operation for the years ended December 31, 2004, 2003 and 2002, and projected silver and gold production for the year ending December 31, 2005. See “Special Note on Forward-Looking Statements” and “Item 1. Business and Item 2. Properties - Operating Properties - The La Camorra Unit.”

	Projected	Actual
	2005	2004	2003	2002

Silver ounce production:
San Sebastian unit (1)	1,200	2,042	4,085	3,432
Greens Creek unit (2)	2,800	2,887	3,481	3,245
Lucky Friday unit	3,000	2,032	2,251	2,004
Total silver ounces	7,000	6,961	9,817	8,681

Gold ounce production:
La Camorra unit	140	130	127	167
San Sebastian unit (1)	27	34	48	42
Greens Creek unit (2)	23	26	29	31
Total gold ounces	190	190	204	240

(1)
Our mill that processes ore from our San Sebastian mine has experienced a strike by employees since mid-October 2004, which has continued into 2005. The production estimates for San Sebastian assume that a timely, satisfactory resolution to the strike can be reached in 2005. The mine plan for San Sebastian estimates that mining will cease in the middle of 2005.

(2)	Reflects our 29.73% portion.

Total cash and total production costs, and average metals prices were as follows:

	2004	2003	2002

Average costs per ounce of silver produced:
Total cash costs per ounce ($/oz.) (1,3)	2.02	1.43	2.25
Total production costs per ounce ($/oz.) (1,3)	3.57	2.70	3.68

Average costs per ounce of gold produced:
Total cash costs per ounce ($/oz.) (2,3)	180	154	137
Total production costs per ounce ($/oz.) (2,3)	271	222	206

Average Metals Prices:
Silver-Handy & Harman ($/oz.)	6.69	4.91	4.63
Gold-Realized ($/oz.)	379	339	303
Gold-London Final ($/oz.)	409	364	310
Lead-LME Cash ($/pound)	0.402	0.234	0.205
Zinc-LME Cash ($/pound)	0.475	0.375	0.353

(1)
The higher costs per silver ounce during 2004 compared to 2003 are due in part to lower grades affecting production at all three silver operations and greater depth of mining at the Lucky Friday mine which increased costs, partly offset by significant by-product credits from an increased gold price and base metals prices. Strike-related costs associated with our mill in Mexico totaling $777,000, have been excluded from silver costs per ounce. Our costs per ounce amounts are calculated pursuant to standards of the Gold Institute.

(2)
Costs per ounce of gold are based on the gold produced from our gold operating properties only. Gold produced from San Sebastian and Greens Creek is treated as a by-product credit in calculating silver costs per ounce. Gold produced from ores purchased from third parties is treated as a by-product credit in calculating gold costs per ounce.

(3)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs (GAAP).

Results of Operations

2004 Compared to 2003

For the year ended December 31, 2004, we reported a net loss of approximately $6.1 million, compared to a net loss of approximately $6.0 million in 2003. Although the net losses for 2004 and 2003 were similar, 2004 was positively impacted by improved metals prices and lower accruals for future environmental and reclamation expenditures, offset by decreased production and higher exploration and pre-development costs.

For the years ended December 31, 2004 and 2003, we recorded losses applicable to common shareholders of approximately $17.7 million ($0.15 per common share) and $18.2 million ($0.16 per common share), respectively. Included in the losses were preferred stock dividends of $11.6 million and $12.2 million, respectively. The 2004 and 2003 dividends included non-cash charges of approximately $10.9 million and $9.6 million, respectively, related to exchanges of preferred stock for common stock. In December 2004, our board of directors declared an $0.875 per share dividend payable January 3, 2005, on the remaining 157,816 outstanding shares of preferred stock. In order to preserve cash for exploration, capital and potential acquisition opportunities, we have not paid past dividends totaling approximately $2.3 million. For more information, see Note 10 of Notes to Consolidated Financial Statements.

The Mexico Segment

For the year ended December 31, 2004, the San Sebastian unit, located in the State of Durango, Mexico, reported sales of $30.2 million, compared to $35.0 million in 2003, and income from operations of $3.6 million in 2004, compared to $11.9 million in 2003. The decreases are primarily due to a 50% and 30% decrease in silver and gold production, respectively, resulting from significantly lower silver and gold ore grades and a strike at the processing mill which impacted production from October 2004 through the end of the year, offset by higher average metals prices. Cost of sales and other direct production costs as a percentage of sales from products increased to 50.7% in 2004, from 43.2% in 2003, primarily due to decreased sales during 2004, and higher mining and processing costs attributable to changes in the nature of the orebody.

The grade of silver ore at San Sebastian decreased to approximately 18 ounces per ton during 2004 as compared to 29 ounces per ton during 2003. San Sebastian had an average grade of 0.29 ounce of gold per ton during 2004 and an average grade of 0.35 ounce of gold per ton during 2003. Along with a 15% decrease in tons milled due to a strike at the Velardeña mill where we process our ore from the San Sebastian mine, in the fourth quarter of 2004, the decreases in ore grade decreased silver production to 2.0 million ounces during 2004 when compared with 4.1 million ounces produced in 2003, while gold production decreased to approximately 34,000 ounces in 2004, compared to approximately 48,000 ounces produced in 2003. We are currently mining the end of the known resources on the Francine and Don Sergio veins at the San Sebastian mine, and we anticipate that the productive capacity of these veins will be exhausted near the middle of 2005. Production will cease at this mine until new areas are identified and developed. Silver and gold production at San Sebastian are estimated to be approximately 1.2 million ounces and 27,000 ounces, respectively, for the year ending December 31, 2005, assuming a successful resolution of the current strike at the processing plant.

The total cash cost per silver ounce at San Sebastian increased during 2004 to $0.21, from a negative $0.25 during 2003. Because we consider gold to be a by-product of our silver production, it offset the increase in average total costs during the comparable periods due primarily to a higher average gold price than in 2003. For the years ended December 31, 2004 and 2003, gold by-product credits were approximately $6.61 per silver ounce and $4.25 per silver ounce, respectively.

The United States Segment

Greens Creek

The Greens Creek unit, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $34.2 million for our account during 2004, as compared to $29.1 million during 2003, and income from operations of $9.1 million in 2004, compared to $4.2 million in 2003. The improved results were driven by higher average metals prices and a 3% increase in tons milled, while ore grades for all metals declined. Production totaled approximately 2.9 million silver ounces in 2004, or approximately 0.6 million (or 17%) fewer ounces than 2003. In addition, gold, lead and zinc production declined from 2003 levels by 13%, 11% and 1%, respectively. Cost of sales and other direct production costs as a percentage of sales from products decreased to 51.1% in 2004, from 55.4% in 2003, primarily due to increases in gold, silver, lead and zinc prices during 2004, all of which contributed to increased revenues.

Ore grades declined during 2004 when compared to 2003, with approximately 17 and 20 ounces of silver per ton, respectively, and approximately 0.16 ounce of gold per ton in 2004 compared to 0.19 ounce of gold per ton in 2003.

The total cash costs per silver ounce decreased by approximately 4%, to $1.13 per silver ounce during 2004, from $1.18 per silver ounce during 2003. The decrease in costs per ounce are primarily due to the increased by-product credits primarily from higher average gold, silver and base metals prices during 2004. For the year ending December 31, 2005, we forecast production to total approximately 2.8 million silver ounces, 23,000 gold ounces , and 6,900 tons of lead, and 21,000 tons of zinc.

Lucky Friday

The Lucky Friday unit, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $18.5 million during 2004, compared to $12.6 million during 2003, and income from operations of $3.2 million in 2004, compared to $0.1 million in 2003. The increase in both sales and income from operations during 2004 over 2003 is due to an increase in silver and base metals prices. Tons milled increased by 10%, however the silver ore grade declined by 17% as compared to the 2003 period. As a result, production of silver totaled approximately 2.0 million ounces compared to production in 2003 of approximately 2.3 million ounces.

Cost of sales and other direct production costs as a percentage of sales from products decreased to 79.8% in 2004, from 97.7% in 2003, primarily due to the increase in sales, offset by increased costs for personnel and mining at greater depth. Development continues on the 5900 level of the Gold Hunter deposit, which advanced approximately 4,025 feet during 2004, or about two-thirds of the way to the orebody. Full production on the new level is expected to begin in early 2006.

Due primarily to increases in operating costs and longer ore haulage, partially offset by higher prices for lead and zinc by-products, the total cash costs per silver ounce for 2004 increased to $5.12, compared to $4.86 during 2003. For the year ending December 31, 2005, we forecast production from the Lucky Friday mine to total approximately 3.0 million silver ounces, 16,000 tons of lead and 4,000 tons of zinc.

The Venezuela Segment

We currently operate the La Camorra unit, located in the eastern Venezuelan State of Bolivar, approximately 180 miles southeast of Puerto Ordaz. At the present time, La Camorra is our sole designated gold operation. The La Camorra unit consists of the La Camorra mine, a custom milling business, and exploration and development activities at the Block B property located approximately 70 miles north-northwest of the La Camorra mine. At the Block B property, we have commenced development of an additional operating gold property, Mina Isidora, during 2004.

Sales of product increased to $47.9 million, or by 22%, during 2004, from sales of $39.2 million in 2003, primarily due to an increase in the realized price of gold, which increased 12% during 2004. Our realized gold prices per ounce at La Camorra for 2004 and 2003 were $366 and $329, respectively, compared to the London Final gold price per ounce of $409 in 2004 and $364 in 2003. Our realized gold prices were less than the London Final prices due to forward gold sales commitments at $288 per ounce for a portion of our production. As of December 31, 2004, all of our forward contracts have been delivered.

For the year ended December 31, 2004, income from operations decreased to $6.7 million, compared to $10.3 million during 2003, primarily due to increased exploration expenditures, costs of establishing the new custom milling and Block B business units in Venezuela and the higher cost of mining at greater depth at the La Camorra mine, partially offset by the above-mentioned increase in sales. In order to mine more efficiently at the greater depths of the La Camorra mine, we are currently constructing a production shaft that is anticipated to be in service in the second quarter of 2005, which is anticipated to improve the cost structure at this mine.

During 2004, the La Camorra unit produced approximately 130,000 gold ounces at a total cash cost of $180 per ounce, compared to approximately 127,000 gold ounces at a total cash cost of $154 per ounce during 2003. During 2004, the La Camorra unit produced gold at an average grade of 0.68 ounce of gold per ton, which is consistent with the grade produced in 2003. Total gold production for the La Camorra unit, including custom milling and anticipated production from Mina Isidora, is projected to reach approximately 140,000 ounces for the year ending December 31, 2005.

Cost of sales and other direct production costs as a percentage of sales from products increased to 50.0% during 2004, from 42.0% during 2003. We have been able to maintain a similar cost structure in 2004, within one dollar per ton of 2003 levels, by increasing our volume of tons produced, and also in part due to the weakening of the Venezuelan currency, the bolivar. As previously discussed above, the Venezuelan government fixed the exchange rate of the bolivar to the U.S. dollar at 1,920 to $1, however, markets outside of Venezuela in 2004 reflected a devaluation of the Venezuelan currency in the range of 25% to 60%, which benefits our cost structure. On March 3, 2005, the Venezuelan Government increased the fixed exchange rate of the bolivar to the U.S. dollar to 2,150 to $1.

Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items we previously purchased in Venezuela have been ordered from outside the country. Increased lead times in receiving orders from outside Venezuela have continued to require an increase in supply inventory, including an increase of 40% at the La Camorra mine as of December 31, 2004, compared to December 31, 2003, and prepayments to vendors, which have increased by $1.1 million since December 31, 2003.

Venezuela experienced political unrest that resulted in a severe economic downturn in the third quarter of 2002, followed by a contested presidential recall in 2004. Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued uncertainty relating to political, regulatory, legal enforcement, security and economic matters, exportation and exchange controls, and the effect of all of these on our operations including, among other things, litigation, labor stoppages and the impact on our supplies of oil, gas and other supplies, there can be no assurance we will be able to operate without interruptions to our operations. Management is actively monitoring exchange controls in Venezuela, although there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future.

In February 2005, Venezuela’s Basic Industries Minister announced that Venezuela will review all foreign investments in non-oil basic industries, including gold projects, to maximize technological and developmental benefits and align investments with the current administration’s social agenda. He indicated Venezuela is seeking transfers of new technology, technical training and assistance, job growth, greater national content, and creation of local downstream industries and that the transformation would require a fundamental change in economic relations with major multinational companies.

In February 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold doré produced from the La Camorra unit, which is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”). The impoundment was allegedly made due to irregularities in documentation that accompanied the shipment. The shipment was stored at the Central Bank of Venezuela. In March 2004, we filed with the Superior Tax Court in Bolivar City, State of Bolivar an injunction action against the National Guard to release the impounded gold doré. In April 2004, that Court granted our request for an injunction, but conditioned release of the gold pending resolution of an unrelated matter (described in the next paragraph) involving the Venezuelan tax authority (“SENIAT”) that was proceeding in the Superior Tax Court in Caracas. In June 2004, the Superior Tax Court in Caracas ordered return of the impounded gold to Hecla. Although we encountered difficulties, delays, and costs in enforcing such order, the impounded gold was returned in July 2004 and was shipped to our refiner for further processing and sale by us. All subsequent shipments of gold doré have been exported without intervention by Venezuelan government authorities, but there can be no assurance that such impoundments may not occur in the future or, that, if such were to occur, they would be resolved in a similar manner or time frame or upon acceptable conditions or costs.

MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolivar City, State of Bolivar an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by the SENIAT. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurance as to the outcome of this proceeding. If the Tax Court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

In February 2005, we were notified by the SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2002 and 2003. In the notice, the SENIAT has alleged certain expenses are not deductible for income tax purposes, and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have initiated a review of the SENIAT’s findings, and believe the SENIAT’s assessments are inappropriate, and we expect to vigorously defend our position. Any resolution could involve significant delay, legal proceedings, and related costs and uncertainty. We have not accrued any amounts associated with the tax audits as of December 31, 2004. There can be no assurance that we will be successful in defending ourselves against the tax assessment, that there will not be additional assessments in the future or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

In February 2005, the Venezuelan government announced new regulations concerning the export of goods and services from Venezuela, which will require, effective April 1, 2005, all goods and services to be invoiced in the currency of the country of destination or in U.S. dollars. In 2004, we recognized approximately $7.9 million in reductions to cost of sales related to our ability to export production in bolivares. We are currently evaluating the impact of these new regulations, however, we may no longer be able to export our production in bolivares, which could result in an increase in our costs. In addition, the new regulations may impact our cash flows, our profitability of operations, and our production in Venezuela. There can be no assurance that further developments or interpretations of these regulations are limited to the impact we have described herein.

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all our production of gold has been exported and no sales have been made in the Venezuelan market. We currently expect that our credit for national sales will be exhausted in the middle of 2005, and we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will purchase gold from us, and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts, or we may have to inventory a portion of our gold production until such time we find a suitable purchaser for our gold. These matters could have a material adverse effect on our financial results.

Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items we previously purchased in Venezuela have been ordered from outside the country. Increased lead times in receiving orders from outside Venezuela have continued to require an increase in supply inventory, as well as prepayments to vendors, as of December 31, 2004, compared to December 31, 2003.

In addition, our operations may also be affected by the presence of small and/or illegal miners who attempt to operate on the fringes of major mining operations. Although we, in conjunction with local authorities and/or the Venezuelan National Guard, employ strategies to control the presence and/or impact of such miners, including commencing a custom milling program in 2004 for small mining cooperatives working in the area of Mina Isidora, there can be no assurance that such miners will not adversely affect our operations or that the local authorities and/or the Venezuelan National Guard will continue to assist our efforts to control their impact.

Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued uncertainty relating to political, regulatory, legal enforcement, security and economic matters, exportation and exchange controls, and the effect of all of these on our operations including, among other things, changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages and the impact on our supplies of oil, gas and other supplies, there can be no assurance we will be able to operate without interruptions to our operations. Management is actively monitoring exchange controls in Venezuela, although there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future (for additional information, see Note 1B of Notes to Consolidated Financial Statements).

Corporate Matters

General and administrative expenses increased $0.3 million during 2004 compared to 2003, primarily due to addition of personnel, offset by decreased employee incentive compensation during 2004.

Exploration expense increased $6.4 million during 2004 compared to 2003, primarily due to increased exploration expenditures in Mexico on the Don Sergio vein and other areas at or near San Sebastian ($1.2 million), at the Noche Buena project in northern Mexico ($2.2 million), and in Venezuela on the Block B concessions ($1.3 million) and at or near the La Camorra mine ($1.4 million). Offsetting the increased exploration expenditures during 2004 are decreased corporate development costs ($0.4 million). Pre-development expense increased $2.8 million during 2004 compared to 2003, due to increased activity at the Hollister Development Block in Nevada, for which final permits have been issued and surface and underground construction has commenced.

Other operating expense, net of other operating income, increased $3.1 million during 2004, from income of $1.4 million in 2003 to an expense of $1.7 million in 2004, primarily due to a one-time $4.0 million cash litigation settlement received during 2003 and increased legal, consulting and accounting expenses incurred in 2004 related to Sarbanes-Oxley compliance ($0.4 million), partially offset by decreased accruals of $1.5 million for tax offset bonuses on employee stock options outstanding due to the decreases in our common stock price throughout 2004 compared to 2003.

The provision for closed operations and environmental matters decreased $12.6 million during 2004, to $11.2 million from $23.8 million in 2003. The most significant provisions in 2004 were primarily for past response costs in Idaho’s Coeur d’Alene Basin ($5.6 million) and for the Grouse Creek mine cleanup in central Idaho ($2.9 million). Provisions in 2003 were primarily for future anticipated expenditures in the Coeur d’Alene Basin ($16.0 million) and for the Grouse Creek mine cleanup ($6.8 million).

Interest income decreased $0.7 million to $1.9 million in 2004, from $2.6 million in 2003, primarily due to interest income received in 2003 from the Mexican government for interest on unpaid value-added tax receivables ($1.3 million), offset by increased income generated from short-term investments ($1.5 million).

Interest expense decreased $0.9 million during 2004 compared to 2003, principally due to lower average borrowings. At December 31, 2004, we had no outstanding debt.

The provision for income taxes increased by $1.6 million to $2.8 million in 2004 from $1.2 million in 2003, as a result of an increase in the deferred tax provision of $1.6 million. The 2004 deferred tax provision of $2.3 million is the result of an increase in the valuation allowance for net deferred tax assets in Mexico, compared to a deferred tax provision for 2003 of $0.7 million. The 2004 current tax provision of $0.5 million consists of a U.S. federal alternative minimum tax liability, state minimum taxes, a foreign current provision in Mexico, and accrued foreign withholding taxes on interest expense, compared to a current tax provision for 2003 of $0.5 million. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

Included in the net loss for 2003 is a positive cumulative effect of a change in accounting principle of $1.1 million relating to the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations.” For additional information, see Note 5 of Notes to the Consolidated Financial Statements.

2003 Compared to 2002

For the year ended December 31, 2003, we recorded a net loss of $6.0 million, compared to net income of $8.6 million in 2002, primarily due to an accrual in 2003 totaling $23.1 million for future environmental and reclamation expenditures, partially offset primarily by significantly improved operating results, including a 47.7% increase in gross profit. For the years ended December 31, 2003 and 2002, we recorded losses applicable to common shareholders of approximately $18.2 million ($0.16 per common share) and $14.6 million ($0.18 per common share), respectively.

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

In September 2003, we recorded accruals totaling $23.1 million for future environmental and reclamation expenditures, primarily for future anticipated expenditures in Idaho’s Coeur d’Alene Basin ($16.0 million) and for the Grouse Creek mine cleanup in central Idaho ($6.8 million). The accrual for the Coeur d’Alene Basin was recorded in response to a United States District Court ruling in September 2003 from the first phase of the trial relating to this matter, which held that we had some liability for yet-to-be determined natural resource damages and response costs due to our historic mining practices. Although the U.S. government previously issued a Record of Decision proposing a cleanup plan totaling approximately $359 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in the second phase of the trial relating to this matter, we estimated the range of our potential liability in the Basin to be $18.0 million to $58.0 million, with no amount in the range being more likely than any other number at that time. Based upon generally accepted accounting principles, we accrued the minimum liability within the range. As of December 31, 2003, we had estimated and accrued a potential liability for claims in the Coeur d’Alene Basin litigation of $18.0 million. For additional information on the Coeur d’Alene Basin and Court ruling, see Note 8 of Notes to Consolidated Financial Statements.

At the Grouse Creek mine, which suspended operations in 1997, we have commenced dewatering of the tailings impoundment and updated a 15-year closure plan that provided the basis for the increase in estimated costs. As of December 31, 2003, we had estimated and accrued a liability for reclamation activities at the Grouse Creek mine of $32.2 million.

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

We also benefited from a $4.0 million cash settlement received from Zemex Corporation during the first quarter of 2003 for its subsidiary’s failure to close on its agreement to purchase from us the Kentucky-Tennessee Clay Company, Kentucky-Tennessee Feldspar Corporation and Kentucky-Tennessee Clay de Mexico (collectively the “K-T Group”) in January 2001.

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

During 2003 and 2002, we shipped approximately 1,000 tons and 10,000 tons, respectively, from the industrial minerals segment. For additional information on our former industrial minerals segment, see Note 17 of Notes to Consolidated Financial Statements.

The Mexico Segment

For the year ended December 31, 2003, the San Sebastian unit reported sales of $35.0 million, compared to $23.5 million in 2002, and income from operations of $11.9 million in 2003, compared to $6.0 million in 2002. These increases were primarily due to a 19% and 15% increase in silver and gold production, respectively, resulting from significantly higher silver and gold ore grades, combined with higher average metals prices. Cost of sales and other direct production costs as a percentage of sales from products decreased to 43.2% in 2003, from 54.1% in 2002, primarily due to increased sales during 2003 and the cost-saving transition to owner mining during the first quarter of 2003. San Sebastian reached full production capacity during the second quarter of 2002.

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

The United States Segment

Greens Creek

The Greens Creek unit reported sales of $29.1 million for our account during 2003, as compared to $23.3 million during 2002, and income from operations of $4.2 million in 2003, compared to $0.3 million in 2002, primarily due to higher average metals prices, a 7% increase in tons milled and a 7% increase in silver production, resulting in approximately 3.5 million ounces in 2003, partially offset by lower gold and zinc production of 3% and 4%, respectively. Cost of sales and other direct production costs as a percentage of sales from products decreased to 55.4% in 2003, from 63.9% in 2002, primarily due to increases in gold, silver, lead and zinc prices during 2003, all of which contributed to increased revenues.

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

The total cash costs per silver ounce decreased by approximately 35% to $1.18 per silver ounce during 2003 from $1.81 per silver ounce during 2002. The decreases in costs per ounce are primarily due to the increased by-product credits primarily from a higher average gold price during 2003.

Lucky Friday

The Lucky Friday unit reported sales of approximately $12.6 million during 2003, compared to $9.6 million during 2002, and income from operations of $0.1 million in 2003, compared with a loss from operations of $1.8 million in 2002. The increase in both sales and income from operations during 2003 over 2002 is due primarily to an increase in metals prices and an 18% increase in the silver ore grade resulting in approximately 2.3 million ounces in silver production, an increase of 12% over 2002, offset slightly by a 5% decrease in tons milled. Also contributing to the increases during both comparable periods is an increase in lead and zinc production, as well as increases in their prices.

Cost of sales and other direct production costs as a percentage of sales from products decreased to 97.7% in 2003, from 108.9% in 2002, primarily due to the increase in sales, partially offset by increased costs for equipment upgrades and increased maintenance and development costs. Due primarily to the increase in silver production, the total cash costs per silver ounce for 2003 decreased to $4.86, compared to $4.97 during 2002.

The Venezuela Segment

Sales of product from the La Camorra unit decreased to $39.2 million, or by 20%, during 2003, from sales of $49.3 million in 2002, primarily due to a 24% decrease in gold ounces produced due to lower grade ore, offset by increases in the realized price of gold, which increased 9% during 2003 from 2002. Our realized gold price per ounce at La Camorra for 2003 and 2002 was $329 and $301, respectively, compared to the London Final gold price per ounce of $364 and $310, respectively. Our realized gold prices were less than the London Final prices due to forward gold sales commitments at $288 per ounce for a portion of our production. As of December 31, 2003, a total of 48,928 ounces of gold remained subject to forward contracts at the price of $288 per ounce. For the year ended December 31, 2003, income from operations decreased to $10.3 million, or 32%, compared to $15.2 million during 2002, primarily due to the above-mentioned decrease in sales, as well as an increase in exploration expenditures.

During 2003, La Camorra produced approximately 127,000 gold ounces at a total cash cost of $154 per ounce, compared to a record year of approximately 167,000 gold ounces at a total cash cost of $137 per ounce during 2002. During 2002, La Camorra produced gold at an average grade of 0.89 ounce of gold per ton, compared to an average grade of 0.68 ounce of gold per ton during 2003.

Cost of sales and other direct production costs as a percentage of sales from products decreased slightly to 42.0% during 2003, from 43.4% during 2002. We were able to maintain low costs during 2003 as compared to 2002 despite the lower production levels, in part due to the weakening of the Venezuelan currency, the bolivar. The Venezuelan government had fixed the exchange rate of the bolivar to the U.S. dollar at 1,600 to $1, however, markets outside of Venezuela reflected a devaluation of the Venezuelan currency at approximately 40%, which benefited our cost structure despite the lower production levels during 2003. See also, Risk Factors: Our foreign operations including our operations in Venezuela, and Mexico are subject to additional inherent risks.

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

Provision for income taxes increased $4.1 million during 2003 compared to 2002, primarily a result of utilization of deferred tax assets in Mexico and accrued Mexican withholding tax payable on interest expense during 2003, offset by a 2002 net income tax benefit of approximately $2.9 million primarily due to the reversal of a valuation allowance in Mexico for existing net operating loss carry forwards of $3.0 million. For further information see Note 6 of Notes to Consolidated Financial Statements.

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

Interest income increased $2.2 million to $2.6 million during 2003, from $0.4 million in 2002, primarily due to interest income received during the second and third quarters of 2003 from the Mexican government for interest on unpaid value-added tax receivables ($1.3 million) and interest income generated from an increased cash balance due to the public offering in January 2003 ($1.0 million).

Other operating income, net of other operating expenses, increased $1.9 million during 2003 compared to 2002, primarily due to a cash settlement from Zemex Corporation during the first quarter of 2003 for its subsidiary’s failure to close on the sale of the K-T Group in 2001 ($4.0 million) and lower legal, consulting and accounting expenses that were incurred in comparison to those related to our preferred stock exchange offer in July 2002 ($0.2 million). These positive variances are offset by a foreign exchange variance in Mexico ($0.6 million), a 2002 foreign exchange gain due to the devaluation of the Venezuelan bolivar in 2002 ($0.5 million), lower mark to market adjustments on our outstanding gold lease rate swap, primarily due to less ounces in the contract to be delivered ($0.5 million), increased corporate insurance expense, primarily due to increased directors and officers liability policies ($0.4 million), and increased tax offset bonuses paid on employee stock option plans, as well as accruals for tax offset bonuses on employee stock options outstanding due to the increases in our common stock price throughout 2003 compared to 2002 ($0.4 million).

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

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP)

The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating property, for the years ended December 31, 2004, 2003 and 2002 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Cost of sales and other direct production costs is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs for our silver and gold operating properties in the tables below, as well as the cost of sales and other direct production costs associated with our former industrial minerals segment (2003 only), is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

	2004	2003	2002

Mexico & United States Segments (combined) (1)
Total cash costs	$14,078	$14,041	$19,569
Divided by silver ounces produced	6,961	9,817	8,681
Total cash cost per ounce produced	$2.02	$1.43	$2.25
Reconciliation to GAAP:
Total cash costs	$14,078	$14,041	$19,569
Treatment & freight costs	(19,044)	(18,556)	(17,853)
By-product credits	50,340	47,082	37,937
Change in product inventory	1,395	33	(2,734)
Strike-related costs	777	- -	- -
Reclamation and other costs	407	869	1,156
Cost of sales and other direct production costs (GAAP)	$47,953	$43,469	$38,075

San Sebastian Unit (1,2,3)
Total cash costs	$421	$(1,007)	$3,737
Divided by silver ounces produced	2,042	4,085	3,432
Total cash cost per ounce produced	$0.21	$(0.25)	$1.09
Reconciliation to GAAP:
Total cash costs	$421	$(1,007)	$3,737
Treatment & freight costs	(1,069)	(2,158)	(2,224)
By-product credits	13,493	17,367	12,909
Change in product inventory	1,476	597	(2,089)
Strike-related costs	777	- -	- -
Reclamation and other costs	224	294	403
Cost of sales and other direct production costs (GAAP)	$15,322	$15,093	$12,736

Greens Creek Unit (1)
Total cash costs	$3,257	$4,108	$5,872
Divided by silver ounces produced	2,886	3,481	3,245
Total cash cost per ounce produced	$1.13	$1.18	$1.81
Reconciliation to GAAP:
Total cash costs	$3,257	$4,108	$5,872
Treatment & freight costs	(12,745)	(12,082)	(12,271)
By-product credits	27,013	23,985	21,367
Change in product inventory	(231)	(472)	(690)
Reclamation and other costs	157	575	611
Cost of sales and other direct production costs (GAAP)	$17,451	$16,114	$14,889

	2004	2003	2002

Lucky Friday Unit (1)
Total cash costs	$10,400	$10,940	$9,960
Divided by silver ounces produced	2,032	2,251	2,004
Total cash cost per ounce produced	$5.12	$4.86	$4.97
Reconciliation to GAAP:
Total cash costs	$10,400	$10,940	$9,960
Treatment & freight costs	(5,230)	(4,316)	(3,358)
By-product credits	9,834	5,730	3,661
Change in product inventory	150	(92)	45
Reclamation and other costs	26	- -	142
Cost of sales and other direct production costs (GAAP)	$15,180	$12,262	$10,450

Venezuela Segment (1)
Total cash costs	$22,617	$19,498	$22,879
Divided by gold ounces produced	126	127	167
Total cash cost per ounce produced	$180	$154	$137
Reconciliation to GAAP:
Total cash costs	$22,617	19,498	22,879
Treatment & freight costs	(1,980)	(1,634)	(1,840)
By-product credits	1,892	- -	- -
Change in product inventory	1,383	(810)	(53)
Reclamation and other costs	3	70	388
Cost of sales and other direct production costs (GAAP)	$23,915	$17,124	$21,374

(1)	See Glossary of Certain Terms for definition of “Total Cash Costs”.

(2)	Costs totaling $777,000 have been excluded from the determination of silver costs per ounce in 2004 as they relate to the strike at the Velardeña mill and are not representative of normal operating costs.

(3)	Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following costs per ounce would be reported:

	2004	2003	2002

Total cash costs (in thousands)	$13,914	$16,360	$16,646
Revenue
Silver	49.9%	53.4%	55.0%
Gold	50.1%	46.6%	45.0%
Ounces produced (in thousands)
Silver	2,042	4,085	3,432
Gold	34	48	42
Total cash cost per ounce produced
Silver	$3.42	$2.14	$2.67
Gold	$208	$160	$181

Financial Condition and Liquidity

Our financial condition continues to be strong, with cash and cash equivalents of $52.6 million at December 31, 2004, and $28.2 million in short-term investments. Our cash needs over the next year will be primarily related to capital expenditures, exploration activities, reclamation expenditures, and the possibility of further investment opportunities or future acquisitions, and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations and/or future borrowings or debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our earn-in agreement obligations, outstanding purchase orders certain capital expenditures and lease arrangements as of December 31, 2004 (in thousands). For additional information on the earn in agreement in Note (2) below, see Note 4 of Notes to Consolidated Financial Statements.

	Payments Due By Period
	2005	2006	2007	2008	2009	Thereafter	Total

Purchase obligations	$12,987	- -	- -	- -	- -		$12, 987
Contractual obligations (1)	2,828						2,828
Earn-in agreement (2)	4,288	- -	- -	- -	- -		4,288
Operating lease commitments (3)	731	611	146	19	15		1,522
Total contractual cash obligations	$20,834	$611	$146	$19	$15		$21,625

(1)
As of December 31, 2004, we were committed to approximately $0.6 million for the construction of a shaft at the La Camorra mine $1.7 million for transportation, and $0.5 million for other capital projects.

(2)
In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), concerning exploration, development and production on Great Basin’s Hollister Development Block gold property. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. As of December 31, 2004, we were contractually committed to fund approximately $4.3 million, which represents the remaining portion of the first stage of the agreement. The $4.3 million has not been recorded in our Consolidated Financial Statements; although project to date, we have incurred expenditures of $6.1 million, which has been recorded in our Consolidated Financial Statements as pre-development expenditures.

(3)
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

We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2004, our reserves for these matters totaled $75.2 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. During 2005, expenditures for environmental remediation and reclamation are estimated to be in the range of $8.0 million to $10.0 million. For additional information relating to our environmental obligations, see Notes 5 and 8 of Notes to Consolidated Financial Statements.

Operating Activities

Operating activities provided approximately $13.3 million in cash during 2004, a decrease of $12.6 million compared to 2003. The decreased cash flow is primarily due to higher exploration and pre-development costs ($9.2 million), a one-time cash settlement from Zemex in 2003 ($4.0 million), and higher working capital requirements ($5.5 million), offset partly by higher gross profit ($2.4 million).

Working capital, excluding cash and short-term investments, increased by $7.0 million, primarily in Venezuela ($7.6 million), due to higher receivables for value-added taxes and advances to small miners, increased inventories, and higher advances to vendors for receipt of materials with long lead times, partly offset by increased payables to vendors. The increase in Venezuela was offset by a decrease in working capital in Mexico, as accounts receivable decreased by $2.5 million due to collections, offset by increased inventories as a result of a strike at our Velardeña mill.

Positive non-cash elements included provisions for reclamation and closure costs ($10.3 million), which includes the third quarter accrual of $8.5 million related to the Coeur d’Alene Basin and Grouse Greek mine clean-up, charges for depreciation, depletion and amortization ($21.9 million) and a change in deferred income taxes primarily a result of utilization of deferred tax assets in Mexico ($2.3 million).

We have recorded the value added taxes we paid in Venezuela and Mexico as recoverable assets. At December 31, 2004, value added tax receivables totaled $7.4 million (net of a reserve for discounts) in Venezuela and $2.2 million in Mexico. We periodically evaluate the recoverability of these receivables and have established a reserve against future collection of 21% in Venezuela.

Investing Activities

Investing activities required $63.1 million in cash during 2004 primarily for additions to properties, plants and equipment ($41.4 million), increases in restricted cash investments for future reclamation obligations ($13.4 million), including $4.3 million posted for a cash bond in Venezuela with the Superior Tax Court (see Note 8 of Notes to Consolidated Financial Statements), and the purchase of short-term investments ($35.0 million), offset by maturities of investments ($26.4 million). During 2004, capital expenditures in Venezuela totaled $31.2 million, including construction of a new shaft and mine development at the La Camorra mine and mine construction activities at Mina Isidora. Capital expenditures in 2004 also included mine development at the Lucky Friday unit ($4.3 million), tailings expansion at San Sebastian unit ($0.8 million), as well as additions to the mine and mill infrastructure at the Greens Creek unit ($3.6 million).

In 2005, we estimate our capital expenditures will be in the range of $40.0 to $46.0 million, which represents sustaining capital at our existing operations and expansion capital for completion of shaft construction at the La Camorra mine, equipment and development at the Mina Isidora, and continued development at the Lucky Friday unit. There can be no assurance that our estimated capital expenditures for 2005 will be in the range we have projected.

Financing Activities

During 2004, financing activities used approximately $3.0 million in cash. We repaid all corporate debt ($7.1 million), including borrowings during the year ($2.4 million), offset partly by proceeds received from common stock issued under stock option plans ($1.6 million).

Other

In October 2004, the employees at the Velardeña mill in Mexico initiated a strike in an attempt to unionize the employees at the San Sebastian mine. The mine employees have informed us, the union and the Ministry of Labor that they do not want to be organized. Although we are meeting regularly with government and union officials to resolve the issue, there can be no assurance as to the outcome or length of the strike. The strike impacted our production of silver and gold during the fourth quarter and has continued to impact production into 2005. During the fourth quarter of 2004 and continuing into 2005, the mine is operating at a normal rate, stockpiling ore in preparation for future processing. We are also considering contract custom milling facilities that can process the ore.

In February 2004, we reduced the number of Series B preferred shares outstanding by 273,961 shares, or 58.9%, pursuant to an exchange offer. This exchange offer allowed participating shareholders to receive 7.94 shares of common stock for each preferred share exchanged, which resulted in the issuance of a total of 2,175,237 common shares. During March 2004, we entered into exchange agreements with holders of approximately 17% of the then outstanding preferred stock (190,816 preferred shares) to exchange such shares for shares of common stock. A total of 33,000 preferred shares were exchanged for 260,861 common shares as a result of these privately negotiated exchanges. The completed exchanges eliminated $3.8 million in accumulated dividends on the preferred stock, and reduced the annual dividend payable on the preferred stock by $1.2 million to $0.6 million.

As a result of the February and March exchanges, we recorded non-cash dividends of approximately $10.9 million during the first quarter of 2004. As of December 31, 2004, a total of 157,816 shares of preferred stock remain issued and outstanding. In order to eliminate the effect of our dividend arrearages on our capital raising activities, we intend to evaluate and potentially implement further programs to reduce the number of remaining preferred shares outstanding, including the possible redemption of shares.

Holders of our Series B preferred stock are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when and if declared by the board of directors. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred stock to elect two directors at our annual shareholders’ meeting. On May 10, 2002, holders of the preferred stock, voting as a class, elected two additional directors, both of whom continue to serve on the board. In December 2004, we declared a dividend payable on January 3, 2005 to preferred shareholders of record totaling approximately $0.1 million, and dividends were approved for the first quarter of 2005, payable April 1, 2005. As of January 1, 2005, we have not declared or paid $2.3 million of cumulated preferred stock dividends.

As of December 31, 2004, we reviewed our pension assumptions regarding benefit plans based upon current market conditions, current asset mix, and our current compensation structure. As a result, we maintained our assumptions regarding discounts rates at 6.0%, compensation increases at 4%, and our expected rate of return on plan assets at 8%. As of the measurement date for pension obligations (September 30, 2004), plan assets totaled $71.7 million and exceeded the benefit obligation by $16.2 million. As a result, we do not expect to make contributions to the plans in 2005.

We are subject to legal proceedings and claims that have not been finally adjudicated. The ultimate disposition of these matters and various other pending legal actions and claims is not presently determinable. For information on legal proceedings and claims, see Note 8 of Notes to the Consolidated Financial Statements.

For information on hedged positions and derivative instruments, see Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make a wide variety of estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We have identified our most critical accounting policies below that are important to the portrayal of our current financial condition and results of operations. Management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors and the audit committee has reviewed the disclosures presented below.

Revenue Recognition

Sales of metals products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current spot metals prices. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter, we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted monthly until final settlement at month-end metals prices and final metal content. If a significant variance was observed in estimated metals prices or metal content compared to the final actual metals prices and content, our monthly results of operations could be affected. Sales of metals in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

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

Proven and Probable Ore Reserves

At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which management believes can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological estimates using current operating costs and metals prices. Periodically, management obtains external audits of reserves.

Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices reduces reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual production experience.

Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset such effects. If our realized price for the metals we produce, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

Depreciation and Depletion

The mining industry is extremely capital intensive. We capitalize property, plant, and equipment and depreciate these items consistent with industry standards. The cost of property, plant and equipment is charged to depreciation expense based on the estimated useful lives of the assets using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. As discussed above, our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

Management’s estimates of metals prices, recoverable proven and probable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our operating properties and the need for asset impairment write-downs. All estimates and assumptions are inherently subjective to some extent and may be impacted by bias, error, or changing conventions in the methodology of their determination or in changing industry conditions.

Environmental Matters

Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the mining industry. We own or operate property, or have previously owned and operated property, used for industrial purposes. Use of these properties may subject us to potential material liabilities relating to the investigation and cleanup of contaminants and claims alleging personal injury or property damage as the result of exposures to, or release of, hazardous substances.

At our operating properties, we accrue costs associated with environmental remediation obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related asset. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

We periodically review our accrued liabilities for costs of remediation as evidence becomes available indicating that our remediation liabilities have potentially changed. Such costs are based on management’s then current estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $75.2 million at December 31, 2004, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next 30 years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 “Accounting for Contingencies,” SFAS No. 143 and AICPA Statement of Position 96-1 “Environmental Remediation Liabilities.” It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of December 31, 2004, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $48.4 million. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

Foreign Exchange in Venezuela

The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 1,920 bolivares to $1, which is the exchange rate we utilize to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated.

Due to the exchange controls in place, the La Camorra unit recognized foreign exchange gains which reduced our cost of sales by $7.9 million in 2004, and $6.3 million in 2003, due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar at 1,920 to $1; however, markets outside of Venezuela in 2004 reflected a devaluation of the Venezuelan currency from such fixed rates ranging from 25% to 60%.

The Venezuelan government announced that the exchange rate of their currency to the U.S. dollar changed from its current rate to 2,150 bolivares to $1 on March 3, 2005. This devaluation is not expected to have a significant effect on the results of our La Camorra unit.

By-product Credits at the San Sebastian Unit in Mexico

Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from gold production and the continued increase in the price of gold. Cash costs per ounce are calculated pursuant to standards of the Gold Institute and are consistent with how costs per ounce are calculated within the mining industry. For the year ended December 31, 2004, the total cash cost was $0.21 per silver ounce, compared to a negative $0.25 per silver ounce in 2003, and $1.09 per silver ounce in 2002. For the years ended December 31, 2004, 2003 and 2002, gold by-product credits were approximately $6.61, $4.25, and $3.76 per silver ounce, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	2004	2003	2002

Silver	$3.42	$2.14	$2.67
Gold	$208	$160	$181

Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of its mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

Value-added Taxes

Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $7.4 million (net of a reserve for anticipated discounts totaling $1.9 million) at December 31, 2004, and $3.4 million at December 31, 2003 (net of a reserve for anticipated discounts of $0.9 million).

As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela, generally for 95% of face value. We received our most recent certificate from the Venezuelan government in September 2002. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 20% and 21% of face value at December 31, 2004 and 2003, respectively.

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 for those provisions then in effect, which did not have a material effect on our consolidated financial statements. We adopted FIN 46(r) in 2004, which did not have a material effect on our consolidated financial statements.

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

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The revisions do not change the measurement or recognition of those plans required by existing standards. We adopted the new disclosure requirements of SFAS No. 132 in 2003.

In January 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Prescription Act”) enacted on December 8, 2003.  FSP 106-1 considers the effect of the two new features introduced in the Prescription Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs.  Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Prescription Act on net periodic costs currently.  We have chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  Our measures of APBO and net periodic postretirement benefit costs as of and for the period ended December 31, 2004 do not reflect the effect of the Prescription Act.

In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” At March 31, 2004, we reclassified the net cost of mineral interests and associated accumulated amortization to property, plant and equipment of $5.1 million, and reclassified the amount recorded at December 31, 2003, of $5.3 million.

In May 2004, the FASB issued a second FSP regarding SFAS No. 106. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” discusses the effect of the Prescription Act.  FSP 106-2 considers the effect of the two new features introduced in the Prescription Act in determining APBO and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently evaluating the impact this new pronouncement will have on our consolidated financial statements.

In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. We are evaluating the impact, if any, these FSPs may have on our consolidated financial statements.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements on page 2 of this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at December 31, 2004, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1 -- Risk Factors).

Interest-Rate Risk Management

At December 31, 2004, certain of our short-term investments were subject to changes in market interest rates and were sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments in the future, such as interest rate swaps, to manage the risk associated with interest rate changes.

The following table presents principal cash flows (in thousands) for short-term investments sensitive to changes in market interest rates at December 31, 2004, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date						Fair
	2005	2006	2007	2008	2009	Total	Value

Short-term investments	$18,478	- -	- -	- -	- -	$18,478	$18,478
Average interest rate	1.996%	- -	- -	- -	- -

Commodity-Price Risk Management

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We are exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by us are not leveraged and are held for purposes other than trading. All contracts outstanding at December 31, 2004, are required to be accounted for as derivatives under SFAS No. 133.

The following table provides information about our forward sales contracts at December 31, 2004. The table presents the notional amount in tonnes, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur during 2005.

Expected Maturity
Date
2005

Forward contracts:
Lead tonnes	4,050
Future price (per tonne)	$782.40
Contract amount (in thousands)	$3,169
Estimated fair value	$(904)
Estimated % of annual production committed to contracts	19%

At December 31, 2004, a decrease of $0.01 per pound in the price of lead would decrease our exposure to losses in 2005 by approximately $90,000.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements.

The following table sets forth supplementary financial data (in thousands except for per share amounts) for us for each quarter of the years ended December 31, 2004 and 2003, derived from unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total

Sales of products	$36,650	$31,712	$33,718	$28,746	$130,826
Gross profit	$13,409	$10,071	$6,905	$7,021	$37,406
Net income (loss)	$6,180	$2,748	$(11,292)	$(3,770)	$(6,134)
Preferred stock dividends	$(11,188)	$(138)	$(138)	$(138)	$(11,602)
Income (loss) applicable to common shareholders	$(5,008)	$2,610	$(11,430)	$(3,908)	$(17,736)
Basic and diluted income (loss) per common share	$(0.04)	$0.02	$(0.10)	$(0.03)	$(0.15)

2003
Sales of products	$26,441	$30,203	$28,079	$31,630	$116,353
Gross profit	$6,955	$9,645	$10,390	$8,045	$35,035
Income (loss) before cumulative effect of change in
accounting principle	$5,661	$2,540	$(17,460)	$2,171	$(7,088)
Net income (loss) (1)	$6,733	$2,540	$(17,460)	$2,171	$(6,016)
Preferred stock dividends	$(659)	$(659)	$(659)	$(10,177)	$(12,154)
Income (loss) applicable to common shareholders	$6,076	$1,881	$(18,119)	$(8,008)	$(18,170)
Basic and diluted income (loss) per common share	$0.06	$0.02	$(0.16)	$(0.07)	$(0.16)

(1)
On January 1, 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which resulted in a positive cumulative effect of change in accounting principle of $1.1 million. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of estimated environmental remediation costs and the related asset created with it.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC, pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In connection with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, we identified three material weaknesses related to our system of internal controls over financial reporting during the fourth quarter of 2004. These material weaknesses are discussed below. Two of the material weaknesses concern an employee strike at our Velardeña processing Mill (“the Mill”) in Mexico. First, management was not able to complete testing of all internal controls at the Mill as access to the Mill was restricted, as provided by Mexican law and practice, by the employees on strike. Second, operations personnel, in order to preserve the equipment, prepared for the strike by emptying work-in-process inventory into the tailings impoundment at the Mill, and the emptying of the work-in-process inventory was not properly communicated to accounting personnel. BDO Seidman, LLP, our external auditors, identified the work-in-process matter as a part of their audit of our consolidated financial statements, and the result was an adjustment to our consolidated financial statements to correctly state the balance of work-in-process inventory. This adjustment is reflected in the 2004 financial statements presented in this annual report on Form 10-K. The third material weakness relates to the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico, which lack of monitoring and oversight restricts the Company’s ability to analyze, reconcile and accurately report information relative to accounts payable.

Management considers the above three items to be material weaknesses in financial reporting for the year ended December 31, 2004. Management made this assessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Plans for remediation of the inability to test all controls at the Mill are dependent upon resolution of the strike at the Mill, and management intends to test controls at the Mill once access is reinstated. Remediation steps taken to date with regard to the lack of communication to accounting personnel have included discussion and education of personnel involved in the Mill operating and financial reporting process. Management believes this to be an isolated incident due to the circumstances surrounding the strike, and management has taken steps to prevent a reccurrence in the future. With regard to the internal controls over the accounts payable process in Mexico, management intends to provide additional training to the accounting staff in Mexico concerning proper recording of accounts payable transactions and the reconciliation and review of accounts payable and related accounts payable transactions and balances. Additionally, management intends to provide additional oversight via review and monitoring by management of the Mexican operations as well as additional oversight by the corporate accounting department.

Based upon the presence of these material weaknesses, management’s evaluation, which was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, is that management concludes that our disclosure controls and procedures were ineffective as of December 31, 2004, in ensuring that all material information required to be filed in this annual report on Form 10-K has been made known to it in a timely fashion.

Other than the items discussed above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Management excluded the Greens Creek Joint Venture (“Greens Creek”), a 29.73% owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2004. Greens Creek was excluded because management is not able to assess the effectiveness of internal control at Greens Creek because the Company does not have the ability to dictate or modify the controls of Greens Creek and does not have the ability to assess those controls. Greens Creek total assets and total revenues represent 24.2% and 26.1%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Our evaluation of internal controls as of December 31, 2004, resulted in the identification of material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified are as follows:

•
In planning its assessment of internal control, management determined that controls over the processes at the Velardeña mill (the “Mill”) in Mexico should be documented and tested. Employees at the Mill have been on strike since October 16, 2004. The strike was not anticipated by management. As a result of this strike and the resulting shutdown in operations at the Mill, management was not able to complete all the testing of controls that it had planned to perform. Management successfully completed tests of the controls relating to the processing costs at the Mill, but management’s testing of controls over the determination of the quantity of metal ounces in the Mill work-in-process inventory was not completed before the strike occurred. Processing costs incurred at the Mill represent approximately 6% of Cost of Sales during the year ended December 31, 2004. The Mill work-in-process inventory as of December 31, 2004 is zero due to the circumstances described in the following paragraph. Management believes that its inability to test these controls as planned is a material weakness in its control environment and monitoring components of internal control as defined by the COSO framework.

•
When the strike occurred, the Mill supervisors determined the inventory quantities and reported them to accounting personnel. Subsequently, certain shutdown procedures were performed at the Mill, which included emptying work-in-process inventory into the tailings impoundment. The emptying of the work-in-process inventory was not reported to accounting personnel who would have adjusted the Mill inventory balance to zero had the information been reported. This discrepancy was discovered by our independent auditors during their year end audit. As a result, management recorded an adjustment of $421,000 to properly reflect the work in process inventory balance. This adjustment is reflected in the 2004 financial statements presented in this annual report on Form 10-K. Management considers the failure of the accounting personnel to be properly notified of the Mill activity a material weakness under the information and communication component of the COSO framework.

•
At our Mexican operations, certain vendor balances in accounts payable were not reviewed and adjusted on a timely basis to proper balances. The Company failed to have an appropriate control in place for oversight and monitoring of the detail of accounts payable balances. The result was four errors in recorded balances, none of which alone, or in the aggregate, was material to the financial statements of the Company; however, the lack of a control over the monitoring of the detail of accounts payable records cannot ensure that a material misstatement in the financial statements would be prevented or detected under normal operating conditions. Accordingly, the Company views the lack of a control to monitor the detail of accounts payable records as a material weakness in financial reporting.

Due to these material weaknesses, management concludes that internal controls over financial reporting were ineffective as of December 31, 2004. Furthermore, the Company’s independent auditors, BDO Seidman LLP, have issued a disclaimer of opinion with respect to the Company’s internal controls over financial reporting due to the auditors’ inability to test controls over financial reporting at the Mill in Mexico, as described in BDO Seidman, LLP’s report, which report is included in this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hecla Mining Company
Coeur d’Alene, Idaho

We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Hecla Mining Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses noted below, and based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

The Company’s financial statements include Greens Creek Joint Venture; a 29.73 percent owned subsidiary that is proportionately consolidated in accordance with Emerging Issues Task Force No. 00-1. Management has been unable to assess the effectiveness of internal control at this subsidiary due to the fact that the Company does not have the ability to dictate or modify the controls of the subsidiary and also does not have the ability to assess those controls.

The Company’s employees at the Velardeña Mill in Mexico initiated a strike in October 2004. As a result of this strike, the Velardeña Mill has been temporarily idled. Additionally, the terms of the strike are such that access to the facility is limited. As this strike occurred before Management was able to complete all of its testing of the internal controls for the Velardeña Mill operations, we are unable to evaluate the effectiveness of the Company’s internal controls over the Velardeña Mill operations.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses has been identified and included in management’s assessment. The Company’s accounts payable process in Mexico has an insufficient level of monitoring, training and oversight, which restricts the Company’s ability to analyze, reconcile and accurately report information relative to the accounts payable. In addition, inventory that was in process at the date of the strike at the Velardeña Mill in Mexico was disposed of into the tailings pond by operations, but this event did not get communicated to accounting, and was therefore not properly expensed until the matter was discovered by us during the financial statement audit procedures. As a result, the Company recorded an adjustment as of December 31, 2004 to decrease the year-end inventory balance and to increase the net loss by $421,000. We believe these conditions represent a material weakness under the standards of the Public Company Accounting Oversight Board (United States), in the design and operation of the internal control of Hecla Mining Company in effect as of, and for the year ended, December 31, 2004.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was unable to complete all of its testing of internal control related to the Velardeña Mill operations, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Hecla Mining Company as of December 31, 2004 and 2003 and our report dated March 10, 2005 expressed an unqualified opinion on these consolidated financial statements.

/s/ BDO Seidman, LLP
March 10, 2005
Spokane, Washington

Item 9B.  Other Information

On December 14, 2004, we entered into indemnification agreements with each of our directors and executive officers. A copy of the form of these indemnification agreements is attached to this Form 10-K as Exhibit 10.4.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to our directors and executive officers is set forth as follows:

	Age at
	May 6, 2005	Position and Committee Assignments

Ian Atkinson	55	Vice President - Exploration and Strategy

Phillips S. Baker, Jr.	45	President and Chief Executive Officer, Director (1,6)

Michael H. Callahan	41	Vice President - Corporate Development

Ronald W. Clayton	46	Vice President - North American Operations

Thomas F. Fudge, Jr.	50	Vice President - Operations

Vicki Veltkamp	48	Vice President - Investor and Public Relations

Lewis E. Walde	38	Vice President and Chief Financial Officer

Arthur Brown	64	Chairman of the Board (1,7)

David J. Christensen	43	Director (2,3,8)

John E. Clute	70	Director (1,4,5)

Ted Crumley	60	Director (1,2,4,5)

Charles L. McAlpine	71	Director (3,4,5,7)

George R. Nethercutt, Jr.	60	Director

Jorge E. Ordoñez C.	65	Director (2,3,4,7)

Dr. Anthony P. Taylor	63	Director (7,8)

(1)	Member of Executive Committee
(2)	Member of Finance Committee
(3)	Member of Audit Committee
(4)	Member of Corporate Governance and Directors Nominating Committee
(5)	Member of Compensation Committee
(6)	Member of Retirement Board
(7)	Member of Technical Committee
(8)	Elected by holders of Series B preferred stock

Ian Atkinson was appointed Vice President - Exploration and Strategy in September 2004. Prior to that, Mr. Atkinson was a senior management consultant for various mining companies from 2001 to August 2004. He was Senior Vice President with Battle Mountain Gold Company from 1996 to 2001; Senior Vice President with Hemlo Gold Mines from 1991 to 1996; and held various positions with Noranda Exploration Company from 1979 to 1991. Mr. Atkinson was a senior geologist/geophysicist with Resource Associates of Alaska from 1978 to 1979 and regional geologist with McIntyre Mines Limited from 1974 to 1978.

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a mining company) from March 1998 to January 2001 and Vice President and Chief Financial Officer of Pegasus Gold Corporation from January 1994 to January 1998. Mr. Baker also serves as a director for Questar Corporation (a Utah natural gas, pipeline and exploration and development company).

Michael H. Callahan has been our Vice President - Corporate Development since February 2002. Mr. Callahan was also the President of our subsidiary company, Minera Hecla Venezolana from 2000 to 2003. Prior to that, Mr. Callahan was our Director of Accounting and Information Services from 1999 to 2000. From 1997 to 1999, Mr. Callahan was the Financial Manager of Silver Valley Resources. Mr. Callahan was also a Senior Financial Analyst for us from 1994 to 1996. Mr. Callahan is the son-in-law of Arthur Brown, Chairman of our board of directors.

Ronald W. Clayton was appointed Vice President - North American Operations on September 27, 2002. Prior to joining us, Mr. Clayton was Vice President - Operations for Stillwater Mining Company (a mining company) from July 2000 to May 2002. Mr. Clayton was also our Vice President - Metals Operations from May 2000 to July 2000. Mr. Clayton also served as Manager of Operations and General Manager of our Rosebud, Republic and Lucky Friday mines from 1987 to 2000.

Thomas F. Fudge, Jr., has been our Vice President - Operations since June 2001 and currently serves as the Executive President of our subsidiary company, Minera Hecla Venezolana. Prior to that, Mr. Fudge was our Manager of Operations from July 2000 to May 2001, and our Lucky Friday Unit Manager from 1995 to 2000.

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

Lewis E. Walde has been our Vice President since June 2001 and our Chief Financial Officer since June 2003. Mr. Walde has also served as our Treasurer since February 2002. Prior to that, Mr. Walde was our Controller from May 2000 to June 2003, our Assistant Controller from January 1999 to April 2000, and held various accounting functions with us from June 1992 to December 1998.

Arthur Brown has been Chairman of our board of directors since June 1987 and served as our Chief Executive Officer from May 1987 to May 2003. Prior to that, Mr. Brown was our President from May 1986 to November 2001 and our Chief Operating Officer from May 1986 to May 1987. Mr. Brown also serves as a director for AMCOL International Corporation (an American industrial minerals company), and Idaho Independent Bank. Mr. Brown is the father-in-law of Michael H. Callahan, our Vice President - Corporate Development.

David J. Christensen was appointed to Hecla’s Board of Directors in August 2003. He had previously served as a director from May 2002 to October 2002 when he was elected to the Board of Directors by preferred shareholders in May 2002. Mr. Christensen was a research analyst with Credit Suisse First Boston (an investment banking company) from October 2002 to August 2003; Global Coordinator and First Vice President, Merrill Lynch & Co. (an investment banking company) from 1998 to 2001; Vice President and Precious Metals Equity Analyst, Merrill Lynch & Co. from 1994 to 1998; Portfolio Manager of Franklin Gold Fund and Valuemark Precious Metals Funds for Franklin Templeton Group from 1990 to 1994.

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

Ted Crumley has served as a director since 1995. Mr. Crumley has served as the Executive Vice President and Chief Financial Officer of OfficeMax Inc. (distributor of office products) since January 2005, and as Senior Vice President from November 2004 to January 2005. Prior to that, Mr. Crumley was Senior Vice President and Chief Financial Officer of Boise, Inc. (a wood and paper company), from 1994 to 2004.

Charles L. McAlpine has served as a director since 1989. Mr. McAlpine served as the President of Arimathaea Resources Inc. (a Canadian gold exploration company) from 1982 to 1992. Since 1992, Mr. McAlpine has been retired. Mr. McAlpine also serves as a director of First Tiffany Resource Corporation, Goldstake Explorations Inc. and Postec Systems Inc.

George R. Nethercutt, Jr. was appointed to Hecla’s Board of Directors in February 2005. Mr. Nethercutt has been a principal of Lundquist, Nethercutt & Griles, LLC, (a strategic planning and consulting firm) and a board member for the Washington Policy Center since January 2005. From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House subcommittees on Interior, Agriculture, Defense Appropriations, and Energy. He has been a member of the Washington State Bar Association since 1972.

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

Dr. Anthony P. Taylor has served as a director since May 2002. Mr. Taylor has been the President, CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) since October 2003. Mr. Taylor has also served as President and Director of Caughlin Preschool Corp. (a private Nevada corporation that operates preschools) since October 2001 and has also been a director of Greencastle Resources Corporation since December 2003. Prior to that, Mr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003; Vice President - Exploration of First Point US Minerals from May 1997 to December 1999; President and Director of Great Basin Exploration & Mining Co., Inc. from June 1990 to January 1996. Mr. Taylor also held various exploration, management and geologist positions in the mining industry from 1964 to 1990.

Information with respect to our directors is set forth under the caption “Election of Director by Common Shareholders” and Election of Directors by Preferred Shareholders” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 6, 2005 (the Proxy Statement), which information is incorporated herein by reference.

Reference is made to the information set forth in the first paragraph under the caption “Audit Committee Report - Membership and Role of the Audit Committee,” and under the caption “Corporate Governance” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth under the caption “Available Information” in Item 1 for information about the Company’s Code of Business Conduct and Ethics, which information is incorporated herein by reference.

Item 11. Executive Compensation

Reference is made to the information set forth under the caption “Compensation of Directors,” the caption “Compensation of Executive Officers,” the caption “Compensation Committee Interlocks and Insider Participation,” the caption “Compensation Tables,” the first paragraph under the caption “Certain Information About the Board of Directors and Committees of the Board” and under the caption “Other Benefits” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Reference is made to the information set forth under the caption “Audit Fees - Audit and Non-Audit Fees” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth under the caption “Audit Fees - Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr. Chief Executive Officer and Director

Date:	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	3/16/05	/s/ Ted Crumley	3/16/05
Phillips S. Baker, Jr.	Date	Ted Crumley	Date
President, Chief Executive Officer		Director
and Director
(principal executive officer)

/s/ Lewis E. Walde	3/16/05	/s/ Charles L. McAlpine	3/16/05
Lewis E. Walde	Date	Charles L. McAlpine	Date
Vice President and Chief Financial Officer		Director
(principal financial and accounting officer)

/s/ Arthur Brown	3/16/05	/s/ George R. Nethercutt, Jr.	3/16/05
Arthur Brown	Date	George R. Nethercutt, Jr.	Date
Chairman and Director		Director

/s/ David J. Christensen	3/16/05	/s/ Jorge E. Ordoñez	3/16/05
David J. Christensen	Date	Jorge E. Ordoñez	Date
Director		Director

/s/ John E. Clute	3/16/05	/s/ Anthony P. Taylor	3/16/05
John E. Clute	Date	Anthony P. Taylor	Date
Director		Director

Index to Consolidated Financial Statements

Consolidated Financial Statements	Page

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets at December 31, 2004 and 2003	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Years Ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	F-6

Consolidated Statements of Changes in Shareholders’ Equity for the
Years Ended December 31, 2004, 2003 and 2002	F-7

Notes to Consolidated Financial Statements	F-8 to F-54

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Greens Creek Joint Venture, a 29.73 percent owned subsidiary, which statements reflect total assets constituting 24.2 percent and 19.4 percent of the consolidated total assets as of December 31, 2004 and 2003, respectively, and 26.1 percent, 26.9 percent and 24.0 percent, respectively, of the consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Greens Creek Joint Venture, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hecla Mining Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and issued our report dated March 10, 2005, which disclaimed an opinion on the Hecla Mining Company’s internal controls over financial reporting.

/s/ BDO Seidman, LLP

March 10, 2005
Spokane, Washington

Report of Independent Registered Public Accounting Firm

To the Management Committee of the Greens Creek Joint Venture:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in venturers’ equity and of cash flows present fairly, in all material respects, the financial position of Greens Creek Joint Venture (the “Venture”) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in a note to the financial statements, the Venture changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

/PricewaterhouseCoopers LLP/

Salt Lake City, Utah
February 1, 2005

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)
__________

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$52,610	$105,387
Short-term investments	28,178	18,003
Accounts and notes receivable:
Trade	6,911	6,975
Other	15,025	9,343
Inventories	20,250	16,936
Deferred income taxes	- -	1,427
Other current assets	5,607	3,174
Total current assets	128,581	161,245
Investments	1,657	722
Restricted cash and investments	19,789	6,447
Properties, plants and equipment, net	114,515	95,315
Deferred income taxes	- -	896
Other noncurrent assets	14,906	13,570

Total assets	$279,448	$278,195

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$16,042	$13,847
Accrued payroll and related benefits	9,405	7,307
Current portion of debt	- -	2,332
Accrued taxes	2,379	3,193
Current portion of accrued reclamation and closure costs	9,237	7,400
Total current liabilities	37,063	34,079
Long-term debt	- -	2,341
Accrued reclamation and closure costs	65,951	63,232
Other noncurrent liabilities	7,107	7,114
Total liabilities	110,121	106,766

Commitments and contingencies (Notes 2, 3, 4, 5, 8 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
issued 2004 - 157,816 shares and 2003 - 464,777 shares,
liquidation preference 2004 - $10,238 and 2003 - $28,932	39	116
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2004 - 118,350,861 shares and issued 2003 - 115,543,695 shares	29,588	28,886
Capital surplus	506,630	504,858
Accumulated deficit	(367,832)	(361,560)
Accumulated other comprehensive income (loss)	1,020	(753)
Less treasury stock, at cost; 8,274 common shares	(118)	(118)

Total shareholders’ equity	169,327	171,429

Total liabilities and shareholders’ equity	$279,448	$278,195

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in thousands, except per share amounts)
__________

	Year Ended December 31,
	2004	2003	2002

Sales of products	$130,826	$116,353	$105,700

Cost of sales and other direct production costs	71,868	61,197	59,449
Depreciation, depletion and amortization	21,552	20,121	22,536
	93,420	81,318	81,985
Gross profit	37,406	35,035	23,715

Other operating expenses:
General and administrative	8,731	8,407	7,121
Exploration	15,995	9,608	5,172
Pre-development expense	4,227	1,395	653
Depreciation and amortization	326	341	116
Other operating expense (income)	1,723	(1,439)	414
Provision for closed operations and environmental matters	11,170	23,777	898
	42,172	42,089	14,374
Income (loss) from operations	(4,766)	(7,054)	9,341

Other income (expense):
Interest income	1,923	2,590	420
Interest expense	(500)	(1,407)	(1,816)
	1,423	1,183	(1,396)
Income (loss) from continuing operations before income taxes and
items shown below	(3,343)	(5,871)	7,945
Income tax benefit (provision)	(2,791)	(1,217)	2,918
Income (loss) from continuing operations before items shown below	(6,134)	(7,088)	10,863
Cumulative effect of change in accounting principle, net of income tax	- -	1,072	- -
Discontinued operations, net of income tax	- -	- -	(2,224)
Net income (loss)	(6,134)	(6,016)	8,639
Preferred stock dividends	(11,602)	(12,154)	(23,253)
Loss applicable to common shareholders	$(17,736)	$(18,170)	$(14,614)

Net income (loss)	$(6,134)	$(6,016)	$8,639
Minimum pension liability adjustment	32	(1,400)	- -
Change in derivative contracts	(761)	- -	(256)
Unrealized holding gains on investments	2,481	645	9
Other	21	38	38
Comprehensive income (loss)	$(4,361)	$(6,733)	$8,430

Basic and diluted income (loss) per common share:
Loss from operations after preferred stock dividends	$(0.15)	$(0.17)	$(0.15)
Cumulative effect of change in accounting principle	- -	0.01	- -
Loss from discontinued operations	- -	- -	(0.03)
Basic and diluted loss per common share	$(0.15)	$(0.16)	$(0.18)

Weighted average number of common
shares outstanding - basic and diluted	118,048	110,610	80,250

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
__________

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$(6,134)	$(6,016)	$8,639
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	21,878	20,462	22,652
Cumulative effect of change in accounting principle	- -	(1,072)	- -
Gain on disposition of properties, plants and equipment	(222)	(350)	(329)
Provision for reclamation and closure costs	10,271	24,086	1,931
Deferred income taxes	2,323	677	(3,300)
Stock compensation	495	- -	- -
Change in assets and liabilities:
Accounts and notes receivable	(5,618)	(6,164)	(3,506)
Inventories	(3,314)	(2,178)	(3,890)
Other current and noncurrent assets	(3,163)	(2,051)	575
Accounts payable and accrued expenses	1,690	2,154	1,581
Accrued payroll and related benefits	1,859	396	312
Accrued taxes	(814)	1,621	395
Accrued reclamation and closure costs and other noncurrent liabilities	(5,917)	(5,588)	(4,825)
Net cash provided by operating activities	13,334	25,977	20,235

Investing activities:
Proceeds from sale of discontinued operations	- -	- -	1,585
Additions to properties, plants and equipment	(41,371)	(19,535)	(11,219)
Proceeds from disposition of properties, plants and equipment	352	486	5,710
Increase in restricted investments	(13,433)	(19)	(3)
Purchases of short-term investments	(35,034)	(21,053)	- -
Maturities of short-term investments	26,404	3,050	- -
Other, net	(2)	8	(285)
Net cash used by investing activities	(63,084)	(37,063)	(4,212)

Financing activities:
Common stock issued under warrants and stock option plans	1,646	14,218	2,925
Issuance of common stock, net of offering costs	- -	91,243	72
Borrowings on debt	2,430	1,350	3,317
Repayments on debt	(7,103)	(9,880)	(10,355)
Net cash provided (used) by financing activities	(3,027)	96,931	(4,041)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(52,777)	85,845	11,982
Cash and cash equivalents at beginning of year	105,387	19,542	7,560
Cash and cash equivalents at end of year	$52,610	$105,387	$19,542

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest, net of amount capitalized	$1,312	$707	$1,174
Income tax payments, net	$413	$148	$9

See Notes 2, 4, 9 10 and 11 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002
(Dollars and shares in thousands, except per share amounts)
_______________

							Accumulated	Stock
							Other	Held by
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive	Grantor	Unearned	Treasury
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Trust	Compensation	Stock

Balances, January 1, 2002	2,300	$575	73,069	$18,267	$404,354	$(364,183)	$173	$(330)	$(6)	$(886)
Net income						8,639
Preferred stock exchange	(1,547)	(387)	10,826	2,707	(2,320)
Stock issued as compensation			429	108	332
Stock issued to directors			73	18	52
Stock disbursed by grantor trust					(264)			264
Stock issued under stock option and warrant plans			1,733	433	2,493
Warrants issued under warrant plans					1,936
Issuance of restricted stock			57	14	42				(56)
Amortization of unearned compensation									62
Stock issued as contribution to benefit plan					(666)					768
Other comprehensive loss							(209)

Balances, December 31, 2002	753	188	86,187	21,547	405,959	(355,544)	(36)	(66)	- -	(118)
Net loss						(6,016)
Stock issued for cash, net of issuance costs			23,000	5,750	85,493
Preferred stock exchange	(288)	(72)	2,184	546	(473)
Stock issued as compensation			186	47	555
Stock issued to directors			19	5	73
Stock disbursed by grantor trust					(66)			66
Stock issued under stock option and warrant plans			3,968	991	13,227
Stock options issued for deferred compensation					90
Other comprehensive loss							(717)

Balances, December 31, 2003	465	116	115,544	28,886	504,858	(361,560)	(753)	- -	- -	(118)
Net loss						(6,134)
Preferred stock exchange	(307)	(77)	2,436	609	(532)
Stock issued to directors			14	4	84
Modification of stock option awards					441
Stock issued under stock option plans			357	89	1,520
Stock options issued for deferred compensation					259
Preferred stock dividends						(138)
Other comprehensive income							1,773
Balances, December 31, 2004	158	$39	118,351	$29,588	$506,630	$(367,832)	$1,020	$-	$-	$(118)

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A.    Basis of Presentation -- The accompanying consolidated financial statements include our accounts, our wholly owned subsidiaries’ accounts and a proportionate share of the accounts of the joint ventures in which we participate. All significant intercompany transactions and accounts are eliminated in consolidation.

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

The most critical accounting principles upon which our financial status depends are those requiring estimates of proven and probable reserves, recoverable ounces there from, and/or assumptions of future metals prices. Additionally, estimates of our environmental liabilities are considered critical due to the assumptions and estimates inherent in accruals of such liabilities, including uncertainties relating to specific reclamation and remediation methods and costs, the application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties.

Our revenues and profitability are largely dependent on world prices for silver, gold, lead and zinc, which fluctuate widely and are affected by numerous factors beyond our control, including inflation and worldwide forces of supply and demand. The aggregate effect of these factors is not possible to accurately predict.

B.    Business and Concentrations of Risk -- We are engaged in mining and mineral processing activities, including exploration, extraction, processing and reclamation. Our principal products are metals, primarily silver, gold, lead and zinc. Substantially all of our operations are conducted in the United States, Mexico and Venezuela. Sales of metals products are made to domestic and foreign custom smelters and metal traders.

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

Beginning late in the fourth quarter of 2002, Venezuela experienced a nationwide general strike that ended in February 2003. Following the general strike, the Venezuelan government implemented exchange controls on foreign currency transactions. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated. From February 2003 through the beginning of February 2004, the Venezuelan government-fixed exchange rate had been 1,600 bolivares to one U.S. dollar. We utilize the fixed exchange rate to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. On February 7, 2004, the Venezuelan government-fixed exchange rate was increased to 1,920 bolivares to one U.S. dollar. Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items previously purchased in Venezuela have been ordered outside the country. Increased lead times in receiving orders from outside Venezuela has created an increased supply inventory at December 31, 2004, compared to December 31, 2003. Although management is actively monitoring exchange controls in Venezuela, there can be no assurance that the exchange controls will not further affect our operations in Venezuela in the future.

Due to the exchange controls in place in Venezuela, our Venezuelan operations have recognized foreign exchange gains which reduced our cost of sales by of $7.9 million in 2004 and $6.3 million in 2003 due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. No such gains were recognized in 2002. As discussed above, the Venezuelan government had fixed the exchange rate of the bolivar to the U.S. dollar at 1,920 to $1 as of February 7, 2004; however, markets outside of Venezuela in 2004, reflected a devaluation of the Venezuelan currency in the range of 25% to 60%. Effective March 3, 2005 the Venezuelan government increased the exchange rate of the bolivar to the U.S. dollar to 2,150 to $1.

In February 2005, the Venezuelan government announced new regulations concerning the export of goods and services from Venezuela, which will require, effective April 1, 2005, all goods and services to be invoiced in the currency of the country of destination or in U.S. dollars. In 2004, we recognized approximately $7.9 million in reductions to cost of sales related to our ability to export production in bolivares. We are currently evaluating the impact of these new regulations, however, we may no longer be able to export our production in bolivares, which could result in an increase in our costs. . In addition, the new regulations may impact our cash flows, our profitability of operations, and our production in Venezuela. There can be no assurance that further developments or interpretations of these regulations are limited to the impact we have described herein.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. We place our cash and temporary cash investments in government and corporate obligations rated A or higher. We routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited.

C.    Inventories -- Inventories are stated at the lower of average cost or net realizable value. For products, we determine net realizable value by estimating value based on current metals prices, less cost to convert stockpiled and in-process inventories to finished products. Major types of inventories include:

Stockpiled ore, primarily at our San Sebastian mine location. Stockpiled ore in Mexico, comprising 87% of our total stockpiled inventory, is incidental to the strike at the Velardeña mill. Costs included in our stockpile inventories are limited to those directly related to mining. Assuming resolution of the strike in Mexico, the San Sebastian stockpile will be depleted in 2005.

Work in process, includes circuit inventories in our milling process. Inventories are valued at the cost of production through the point at which inventory has been processed.

Finished goods, include doré and concentrates at our operations, doré in transit to refiners, and bullion in our accounts at refineries. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

Materials and supplies at our operations are valued at the lower of cost or estimated net realizable value in the production process in future periods.

D.    Investments -- Short-term investments included certificates of deposit and held-to-maturity securities, based on management’s intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates market, and include government and corporate obligations rated A or higher.

Marketable equity securities are categorized as available for sale and carried at fair market value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), net of related deferred income taxes, unless a permanent impairment in value has occurred, which is then charged to operations. At the time of acquisition, management assesses whether marketable equity securities are short-term investments or noncurrent assets.

Restricted cash and investments primarily represent investments in money market funds and bonds of U.S. government agencies and cash posted with the Venezuelan court system. These investments are restricted primarily for reclamation funding or surety bonds.

E.    Properties, Plants and Equipment -- Expenditures for new facilities, new assets or expenditures that extend the useful lives of existing facilities are capitalized and depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 21 months to 10 years, but do not exceed the useful life of the individual asset. Maintenance, repairs and renewals are charged to operations. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations. Idle facilities, placed on a standby basis, are carried at the lower of net carrying value or estimated net realizable value.

Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from proven and probable ore reserves, and to some extent, identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life. If undiscounted cash flows are less than the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.

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

Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates including minerals prices and operating costs. Changes in the geological and engineering interpretation of various orebodies, minerals prices and operating costs may change our estimates of proven and probable ore reserves. It is reasonably possible that certain of management’s estimates of proven and probable ore reserves will change in the near term resulting in a change to amortization rates in future reporting periods.

Included in property, plants and equipment are mineral interests. Mineral interests are tangible assets and include acquired undeveloped mineral interests and royalty interests. Undeveloped mineral interests include: (i) other mineralized material which is measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure. Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above. Residual values for undeveloped mineral interests represents the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

Determination of expected useful lives for amortization calculations are made on a property-by-property basis at least annually.

F.    Mine Exploration and Development -- Exploration costs and secondary development costs at operating mines are charged to operations as incurred. Costs are capitalized when it has been determined that an orebody can be economically developed. Major mine development expenditures, including primary development costs, are capitalized. These development costs include the cost of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

G.    Pre-Development Expense -- Costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, are expensed due to the lack of proven and probable reserves.

H.    Reclamation and Remediation of Mining Areas -- All our properties are subject to extensive federal, state and local environmental laws. The risk of incurring environmental liability is inherent in the mining industry.

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

Prior to the adoption of SFAS No. 143 in 2003, reserves for mine reclamation costs and a charge for reclamation expense had been established for our operating properties for restoring the disturbed mining areas based upon estimates of cost to comply with existing reclamation standards. Mine reclamation costs for operating properties had been accrued using the Unit of Production method and charged to cost of sales and other direct production costs.

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

I.    Income Taxes -- We record deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

J.    Basic and Diluted Loss Per Common Share -- Basic earnings per share (“EPS”) is calculated by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the year. Dilutive EPS is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion and adjusting loss applicable to common shareholders for changes that would result from the conversion. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities, including other contracts which may require the issuance of common shares in the future, were exercised or converted to common stock. Due to the losses applicable to common shareholders in 2004, 2003 and 2002, potentially dilutive securities were excluded from the calculation of diluted EPS, as they were antidilutive (see Note 14). Therefore, there was no difference in the calculation of basic and diluted EPS in 2004, 2003 or 2002.

K.    Comprehensive Income (Loss) -- In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, the effective portion of changes in fair value of derivative instruments and cumulative unrecognized changes in the fair value of available-for-sale investments.

L.    Revenue Recognition and Accounts Receivable -- Sales of metal products sold directly to smelters are recorded when title and risk of loss transfer to the smelter at current metals spot prices. Recorded values are adjusted to month-end metals prices until final settlement. Sales of metal in products tolled (rather than sold to smelters) are recorded at contractual amounts when title and risk of loss transfer to the buyer. Third party smelting and refinery costs and freight expense are recorded as a reduction of revenue.

Accounts and notes receivable include both receivables due from sales, as well as valued added tax receivables paid in Venezuela and Mexico. At December 31, 2004 and 2003 value added tax receivables totaled $9.2 million and $4.3 million in Venezuela, and $2.2 million and $4.0 million in Mexico. Management periodically evaluates the recoverability of these receivables and establishes a reserve for uncollectibility, if warranted. At December 31, 2004 and 2003, we have established a reserve equal to 20% and 21% for the value added taxes in Venezuela to reflect estimated discounts we expect to incur.

M.    Cash and Cash Equivalents -- We consider cash equivalents to consist of highly liquid investments with a remaining maturity of three months or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

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

We recognize derivatives as assets of liabilities based on a fair value measurement. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

At December 31, 2004 our hedging contracts, used to reduce exposure to precious metals prices, consisted of forward sales contracts. All contracts outstanding at December 31, 2004, are required to be accounted for as derivatives. At December 31, 2003, we had outstanding forward sales contracts and a gold lease swap. The forward contracts were accounted for as normal sales and not as derivatives. The gold lease rate swap is considered a derivative and the unamortized loss of $21,000 as of December 31, 2003 was recognized in the income statement in 2004.

P.    Accounting for Stock Options -- We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We also provide the required disclosures of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

We have adopted the disclosure-only provisions of SFAS 123. No compensation expense was recognized in 2003 or 2002 for stock-based options related to the stock option plans. In 2004, we recognized $0.4 million in expense associated with stock options plans as a result of the modification of terms on 385,000 options. Had compensation expense for our stock-based plans been determined based on the fair market value at the grant date for awards during these periods consistent with the provisions of SFAS 123, our loss and per share loss applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Loss applicable to common shareholders:
As reported	$(17,736)	$(18,170)	$(14,614)

Stock-based employee compensation expense included in
reported loss (a)	583	1,130	1,455
Total stock-based employee compensation expense determined
under fair value based method for all awards	(3,344)	(3,694)	(3,012)
Pro forma loss applicable to common Shareholders	$(20,497)	$(20,734)	$(16,171)

Loss applicable to common Shareholders per share:
As reported	$(0.15)	$(0.16)	$(0.18)
Pro forma	$(0.17)	$(0.19)	$(0.20)

(a) Includes value of restricted stock awards, realization of tax offset bonus’ on outstanding stock options, accruals for tax offset bonus, stock compensation paid to members of the Board of Directors, and the value of the modification of terms on 385,000 outstanding options.

Q.    Reclassifications -- Certain reclassifications of prior year balances have been made to conform to the current year presentation. We have reclassified net mineral interests into net properties, plants and equipment on the December 31, 2003, Consolidated Balance Sheet to conform to the December 31, 2004, Consolidated Balance Sheet presentation.

R.    New Accounting Pronouncements -- In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The provisions of SFAS No. 145 that amend SFAS No. 13 were effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in January 2003. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 for those provisions then in effect, which did not have a material effect on our consolidated financial statements. We adopted FIN 46(r) in 2004, which did not have a material effect on our consolidated financial statements.

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

In December 2003, the FASB revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 132 has been revised to include additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The revisions do not change the measurement or recognition of those plans required by existing standards. We adopted the new disclosure requirements of SFAS No. 132 in 2003.

In January 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (“the Prescription Act”) enacted on December 8, 2003.  FSP 106-1 considers the effect of the two new features introduced in the Prescription Act in determining accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit cost, which may serve to reduce a company’s postretirement benefit costs.  Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Prescription Act on net periodic costs currently.  We have chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  Our measures of APBO and net periodic postretirement benefit costs as of and for the period ended December 31, 2004 do not reflect the effect of the Prescription Act.

In May 2004, the FASB issued a second FSP regarding SFAS No. 106. FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” discusses the effect of the Prescription Act.  FSP 106-2 considers the effect of the two new features introduced in the Prescription Act in determining APBO and net periodic postretirement benefit cost, which may serve to reduce a company’s post-retirement benefit costs. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS No. 123(R) on July 1, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently evaluating the effect this new pronouncement will have on our consolidated financial statements.

 In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” At March 31, 2004, we reclassified the net cost of mineral interests and associated accumulated amortization to property, plant and equipment of $5.1 million, and reclassified the amount recorded at December 31, 2003, of $5.3 million.

In December 2004, the FASB issued two FSPs that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. We are evaluating the impact, if any, these FSPs may have on our consolidated financial statements.

Note 2.  Short-Term Investments, Investments, and Restricted Cash

Short-term Investments

Investments consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Certificates of deposit	$6,498	$3,094
United States government and federal agency securities	9,500	5,616
Municipal securities	1,480	6,091
Corporate bonds	1,000	3,202
Marketable equity security (cost - $7,807)	9,700	- -
	$28,178	$18,003

With the exception of marketable equity securities, all of the investments held at December 31, 2004 will mature during 2005.

Non-current Investments

At December 31, 2004 and 2003, the fair value of our non-current investments were $1.7 million and $0.7 million, respectively. The cost of these investments was approximately $0.4 million and $0.1 million, respectively.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $19.8 million at December 31, 2004, and $6.4 million at December 31, 2003.

During the third quarter of 2003, the parties to the Greens Creek joint venture determined it would be necessary to replace existing surety requirements via the establishment of a restricted trust for future reclamation funding. In 2004, the joint venture placed into restricted cash $26.6 million to the trust of which our 29.73% portion is $7.9 million.

In April 2004, we posted a cash deposit with the Superior Tax Court in Venezuela of approximately $4.3 million related to alleged unpaid tax liabilities that predates our purchase of the La Camorra unit. The former owner has assumed defense of the pending tax case. For additional information, refer to Note 8 of Notes to Consolidated Financial Statements.

We have received notification of approval of the federal permits needed from the Bureau of Land Management (“BLM”) for the Hollister Development Block exploration project in Nevada. The BLM reviewed the necessary bonding calculations associated with this project and in March 2004, required us to post a bond of approximately $1.0 million. In order to secure the bond, we deposited this amount in a restricted account as collateral for this bond.

Note 3: Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Concentrates, doré, bullion, metals in transit and other products	$4,965	$7,745
Stockpiled ore	2,782	43
Materials and supplies	12,503	9,148
	$20,250	$16,936

At December 31, 2004, we had forward sales contracts for 4,050 metric tons of lead, at an average price of $782.40 per metric ton, equal to a total contract value of $3.2 million. These forward contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity in the event of nonperformance by the counterparties to the agreement. For additional information, see Note 11 to Notes to Consolidated Financial Statements.

In October 2004, employees at the Velardeña mill, where ore from our San Sebastian mine is milled, initiated a strike that has continued into 2005. During the fourth quarter of 2004 and continuing in 2005, the mine is operating and stockpiling ore in preparation for future processing. Only those costs directly related to mining operations at San Sebastian are included in our stockpile inventory in Mexico. Inventories at December 31, 2004, include $2.4 million for ore mined and stockpiled at the San Sebastian mine in Mexico. The Company is currently evaluating the use of contract custom milling facilities to process the stockpiled ore.

At December 31, 2003, we had forward sales contracts for 48,928 ounces of gold at an average price of $288.25. During 2004, we delivered physical metal into these contracts, and no gold forward contracts are outstanding as of December 31, 2004.

Note 4: Properties, Plants and Equipment and Mineral Interests

The major components of properties, plants and equipment are (in thousands):

	December 31,
	2004	2003
Mining properties	$13,127	$13,947
Development costs	118,411	109,734
Plants and equipment	183,581	176,369
Land	857	655
Mineral interests	7,338	6,722
Construction in progress	31,159	8,796
	354,473	316,223
Less accumulated depreciation, depletion and amortization	239,958	220,908
Net carrying value	$114,515	$95,315

We make royalty payments on production from the San Sebastian unit equivalent to 2.5% of the net smelter return that escalates to 3% after the first 500,000 troy ounces of gold equivalent are shipped. Total royalties paid during the years ended December 31, 2004, 2003 and 2002 were $0.6 million, $0.8 million and $0.5 million, respectively. As of December 31, 2004, we have shipped approximately 290,000 troy ounces of gold equivalent.

In 2002, we sold our headquarters building in Coeur d‘Alene, Idaho, for $5.6 million in cash. In connection with the sale, we entered into a lease agreement with the purchaser to lease a portion of the building. The lease calls for monthly payments of approximately $42,000 through April 30, 2006. The company, at its option, may extend the lease an additional five years. The sale of the building resulted in a gain of $0.6 million, which we are amortizing over the current lease period of five years. During 2004, 2003 and 2002, we recognized approximately $123,000, $123,000 and $90,000, respectively, of gain on the sale.

In addition to our building lease, we enter into operating leases during the normal course of business. During the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $0.6 million, $0.7 million and $0.5 million, respectively, for these leases. Future obligations under our noncancelable leases are as follows (in thousands):

Year ending December 31,
2005	$731
2006	611
2007	146
2008	19
2009	15
Total	$1,522

In May 2004, our board of directors approved expenditures of approximately $31 million to develop the Mina Isidora gold mine on the Block B lease in eastern Venezuela’s El Callao gold district. We acquired the Block B exploration and mining lease in March 2002. As of December 31, 2004, the development project is approximately 35% complete including approximately $10.0 million of capitalized costs, and the mine is scheduled to reach full production in the second quarter of 2006. Ore from Mina Isidora will be shipped to the La Camorra mill for processing, and the mine will be included as a property under our La Camorra unit for reporting purposes.

In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), concerning exploration, development and production on Great Basin’s Hollister Development Block gold property, located on the Carlin Trend in Nevada. An “earn-in” agreement is an agreement under which a party must take certain actions in order to “earn” an interest in an entity. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. We estimate the cost to achieve our 50% interest in the Hollister Development Block to be approximately $21.8 million, and at December 31, 2004, we had spent approximately $6.1 million. As of December 31, 2004, we were contractually committed to approximately $4.3 million, which represents the remaining portion committed by us to complete the first stage of the agreement. Upon earn-in, we will be the operator of the mine.

Pursuant to the Earn-in Agreement, we and Great Basin each agreed to issue a series of warrants to the other party, entitling the parties to purchase one another’s common stock within two years from the date of issuance of the warrants at prevailing market prices at such date. In August 2002, we issued a warrant to purchase 2.0 million shares of our common stock to Great Basin and Great Basin issued a warrant to purchase 1.0 million shares of its common stock to us. The warrant we issued to Great Basin was recorded at its estimated fair value of $1.9 million. The estimated fair value of the Great Basin warrant received was $0.2 million. The resulting difference was recorded as an addition to mineral interests. The warrant to purchase our common stock was exercised by Great Basin in November 2003, in which we received cash proceeds of approximately $7.5 million. In January 2004, we exercised a portion of our warrant to purchase 1.0 million shares, by purchasing 250,000 shares of Great Basin common stock for $0.3 million. In August 2004, the remaining 750,000 warrants to purchase shares of Great Basin expired unexercised, and as a result we recognized an impairment loss of the remaining investment balance of $0.1 million.

The Earn-In Agreement obligates us to issue: (i) a warrant to Great Basin, entitling it to purchase an additional 1.0 million shares of our common stock, exercisable at the then market value of our common stock on the date of issuance, if and when we decide to commence certain development activities, and, (ii) an additional warrant to Great Basin, entitling it to purchase 1.0 million shares of our common stock, exercisable at the then market value of our common stock on the date of issuance, following completion of such activities, if undertaken. Great Basin will issue warrants to us, entitling us to purchase 500,000 shares of its common stock immediately upon receipt of the second and third warrants to purchase our stock. In addition to the foregoing, we will pay to Great Basin from our share of commercial production, a sliding scale royalty that is dependent on the cash operating profit per ounce of gold equivalent production. No production occurred to date and therefore, no royalty has been paid.

The La Camorra mine purchase agreement includes a provision to pay Monarch Resources a net smelter return (“NSR”) royalty on production exceeding a cumulative total of 600,000 ounces of gold from the properties acquired from Monarch Resources in Venezuela. The royalty is based on a sliding scale dependent on the price of gold. When the gold price is below $300.00 per troy ounce there is no royalty, when the price is between $300.00 and $399.99 per troy ounce the royalty is 1%, when the price is between $400.00 and $499.99 per troy ounce the royalty is 2% and when the price is $500.00 and above the royalty is 3%. The production milestone was reached in the second quarter of 2004, and gold production since that time has been subject to the provisions of the royalty agreement. As a result, approximately $0.5 million in royalty expense was incurred in 2004, and no royalties were recognized during 2003 and 2002.

We are also subject to a royalty obligation on the Block B property in Venezuela. Under the agreement, we are required to pay CVG-Minerven a royalty of 2% to 3%, depending on the gold price, on production from Block B. No production occurred for Block B in 2004, 2003 and 2002; therefore, no royalties have been paid to CVG-Minerven.

In August 2003, our board of directors approved the development of a production shaft at the La Camorra mine in Venezuela, which is scheduled to enter operation during the second quarter of 2005. At December 31, 2004, we estimate the remaining cost to complete the shaft to be approximately $5.7 million.

In October 2003, we acquired a pre-existing lease within the Block B area for $750,000 in cash plus the assumption of $1.3 million in debt, which was paid during 2003.

In January 2005, we signed a letter of intent to acquire the Guariche gold project in Venezuela, which would more than double our land position in that country. To obtain the property, we will acquire the shares of the subsidiary corporations of Triumph Gold Corporation (“Triumph”), which collectively control the concessions. The transaction is subject to approval of the board of directors of each company, as well as the shareholders of Triumph. We have proposed to issue to Triumph 1.24 million units of stock, each unit consisting of one share of common stock and one warrant entitling the holder to purchase one additional common share for a period of three years. The warrant exercise price shall be the average closing price of our common shares for the 10 days preceding closing. In addition to the stock and warrants, we have agreed to a cash payment to Triumph of $75,000 as well as giving Triumph the ability to earn an interest into the rights that we have in two other Venezuelan concessions by conducting exploration on the properties. The letter of intent provides us the right to buy back into the properties and operate them, as well as providing us with a right to buy into Triumph’s Las Flores property.

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2004 and 2003, were as follows (in thousands):

Operating properties:	2004	2003
Greens Creek	$4,746	$4,486
La Camorra unit	1,475	1,240
San Sebastian	1,917	1,812
Lucky Friday	498	677
Hollister	630	- -
Nonoperating properties:
Grouse Creek	31,734	32,154
Coeur d’Alene Basin	23,600	18,000
Bunker Hill	4,533	6,831
Republic	2,600	2,594
All other sites	3,455	2,838
Total	75,188	70,632
Amount reflected as current	(9,237)	(7,400)
Amount reflected as long-term	$65,951	$63,232

In 2004, we recorded accruals totaling $10.3 million for future environmental and reclamation expenditures, primarily for anticipated past response costs in Idaho’s Coeur d’Alene Basin ($5.6 million) and for the Grouse Creek mine cleanup in central Idaho ($2.9 million). For additional information on the Coeur d’Alene Basin and Court ruling, see Note 8 of Notes to Consolidated Financial Statements.

We have developed a revised reclamation cost estimate for the Grouse Creek mine, which suspended operations in 1997. The estimate is based on our assumptions of time required for dewatering in compliance with current regulations. We have commenced dewatering of the tailings impoundment and developed a conceptual 15-year closure plan that provided the basis for the increase in estimated costs of $2.9 million discussed above.

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2004, 2003 and 2002, was as follows (in thousands):

Balance at January 1, 2002	$52,481
Accruals for estimated costs	2,514
Payment of reclamation obligations	(5,272)

Balance at December 31, 2002	49,723
Accruals for estimated costs	24,086
Adoption of SFAS No. 143 and subsequent additions due to changes in reclamation plans	1,744
Payment of reclamation obligations	(4,921)

Balance at December 31, 2003	70,632
Accruals for estimated costs	10,271
Revision of estimated cash flows due to changes in reclamation plans	569
Payment of reclamation obligations	(6,284)
Balance at December 31, 2004	$75,188

For additional information regarding environmental matters, see Note 8 of Notes to Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations,” which we adopted in January 2003. Upon initial application of SFAS No. 143 on January 1, 2003, we recorded the following:

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

In September 2004, we assessed future closure costs at our operating properties and revised their associated long-lived assets and adjusted our reclamation and closure costs accordingly. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 6% from the time we expect to pay the retirement obligation to the time we incurred the obligation, along with assumed annual inflation of 2.5%.

The following is a reconciliation, as of December 31, 2004 and 2003, of the total liability for asset retirement obligations, which are part of our $75.2 million and $70.6 million accrued reclamation and closure costs, respectively (in thousands):

	2004	2003
Balance January 1	$7,631	$6,053
Changes in obligations due to changes in reclamation plans	(15)	1,031
Accretion expense	263	747
Payment of reclamation obligations	(17)	(200)
Balance December 31	$7,862	$7,631

If SFAS No. 143 had been in effect as of January 1, 2002, our total liability for asset retirement obligations would have been approximately $5.5 million. The following table presents the pro forma effects of the application of SFAS No. 143 for the year ended December 31, 2002, as if SFAS No. 143 had been in effect for that period (in thousands, except per share data):

For the Year Ended December 31,
2002
Reported loss applicable to common shareholders	$(14,614)
Adjustment to cost of sales and other direct production costs	1,038
Adjustment to depreciation, depletion and amortization	(523)
Pro forma loss applicable to common shareholders	$(14,099)

Basic and diluted loss per share:
As reported	$(0.18)
Pro forma	$(0.18)

Note 6: Income Taxes

Major components of our income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002, relating to continuing operations are as follows (in thousands):

	2004	2003		2002
Current:
Federal	$117	$	- -	$	- -
State	4		6		- -
Foreign	347		534		382

Total current income tax provision	468	540	382

Deferred:
Federal	- -	- -	- -
Foreign	2,323	677	(3,300)
Total deferred income tax provision (benefit)	2,323	677	(3,300)
Total income tax provision (benefit)	$2,791	$1,217	$(2,918)

For the years ended December 31, 2004, 2003 and 2002, the income tax provision related to discontinued operations was zero.

Domestic and foreign components of income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle, for the years ended December 31, 2004, 2003 and 2002, are as follows (in thousands):

	2004	2003	2002
Domestic	$(9,144)	$(26,973)	$(11,234)
Foreign	5,801	21,102	19,179
Total	$(3,343)	$(5,871)	$7,945

As of December 31, 2004, a valuation allowance was recorded on deferred tax assets of $156 million. Recent changes in operations in Mexico reduced 2004 utilization of Mexican net operating loss carryforward to $96,000 and future taxable income is not determinable at this time. Consistent with prior years, a valuation allowance remains on the deferred assets in the U.S. and Venezuela, therefore no net deferred tax asset is recorded as of December 31, 2004. The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2004		2003

Deferred tax assets:
Accrued reclamation costs		$26,043	$23,273
Investment valuation differences		710	1,357
Postretirement benefits other than pensions		1,462	1,099
Deferred compensation		897	282
Foreign net operating losses		3,872	2,796
Federal net operating losses		110,399	118,014
State net operating losses		13,547	14,518
Tax credit carryforwards		2,604	1,362
Miscellaneous		2,973	1,663
Total deferred tax assets		162,507	164,364
Valuation allowance		(155,968)	(156,463)
Total deferred tax assets		6,539	7,901
Deferred tax liabilities:
Pension costs		(4,783)	(4,266)
Properties, plants and equipment		(699)	(1,312)
Inventory		(1,057)	- -
Total deferred tax liabilities		(6,539)	(5,578)
Net deferred tax asset	$	- -	$2,323

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2004, 2003 and 2002, are as follows (in thousands):

	2004	2003	2002

Balance at beginning of year	$(156,463)	$(150,165)	$(153,214)

Increase related to nonutilization of net operating loss carryforwards and nonrecognition of deferred tax assets due to uncertainty of recovery	(5,768)	(12,408)	- -

(Increase) decrease related to net recognition of foreign deferred tax asset	(2,323)	(677)	3,000

Decrease related to utilization and expiration of net operating loss carryforwards	8,586	6,787	49
Balance at end of year	$(155,968)	$(156,463)	$(150,165)

The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2004		2003		2002

Computed “statutory” (benefit)/provision	$(1,137)	(34)%	$(1,996)	(34)%	$2,701	34%
Net increase (reduction) of valuation
allowance on Mexican loss carryforward	2,323	69	677	12	(3,000)	(38)
Nonutilization of net operating losses and
effect of state and foreign taxes	1,605	48	2,536	43	(2,619)	(33)
	$2,791	83%	$1,217	21%	$(2,918)	(37)%

As of December 31, 2004, for U.S. income tax purposes, we have net operating loss carryforwards of $324.7 million and $265.8 million for regular and alternative minimum tax purposes, respectively. These operating loss carryforwards expire over the next 15 to 20 years, the majority of which expire between 2006 and 2022. In addition, we have foreign tax operating loss carryforwards of approximately $12.4 million, which expire between 2004 and 2014. Approximately $12.0 million of U.S. regular tax loss carryforwards are subject to limitations in any given year due to mergers. Our U.S. tax loss carryforwards may also be limited upon a change in control. We have approximately $1.0 million in alternative minimum tax credit carryforwards eligible to reduce future regular U.S. tax liabilities.

In February 2005, we were notified by the SENIAT, that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2002 and 2003. In the notice, the SENIAT has alleged certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have initiated a review of the SENIAT’s findings, and believe the SENIAT’s assessments are inappropriate, and we expect to vigorously defend our position. Any resolution could involve significant delay, legal proceedings, and related costs and uncertainty. We have not accrued any amounts associated with the tax audits as of December 31, 2004. There can be no assurance that we will be successful in defending ourselves against the tax assessment, that there will not be additional assessments in the future or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

Note 7: Long-term Debt and Credit Agreement

At December 31, 2003, our wholly owned subsidiary, Hecla Resources Investments Limited had $0.5 million outstanding under a credit agreement used to provide project financing at the La Camorra mine. This debt was paid in full in 2004.

At December 31, 2003, we had $1.0 million outstanding under a subordinated loan agreement. This debt was paid in full in 2004.

At December 31, 2003, our wholly owned subsidiary, Minera Hecla had $3.2 million outstanding under a project loan used to acquire a processing mill at Velardeña, Mexico, to process ore mined from San Sebastian located near Durango, Mexico. This debt was paid in 2004.

At December 31, 2004, there was no debt outstanding.

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

On February 2, 2003, ASARCO entered into a Consent Decree with the United States relating to a transfer of certain assets to its parent corporation, Grupo Mexico, S.A. de C.V. The Consent Decree also addresses ASARCO’s environmental liabilities on a number of sites in the United States, including the Bunker Hill site. The provisions of the Consent Decree could limit ASARCO’s annual obligation at the Bunker Hill site through 2005.

As of December 31, 2004, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $4.5 million, which are anticipated to be made over the next three to four years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

Coeur d’Alene River Basin Environmental Claims

Coeur d’Alene Indian Tribe Claims

In July 1991, the Coeur d’Alene Indian Tribe brought a lawsuit, under CERCLA, in Idaho Federal District Court against us, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, we are the only remaining defendant in the Tribe’s Natural Resource Damages case.

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

The first phase of the trial commenced on the consolidated Coeur d’Alene Indian Tribe’s and the United States’ claims in January 2001, and was concluded in July 2001. The first phase of the trial addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the U.S. Government. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Coeur d’Alene Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan will be addressed in the Phase II trial. The Court also left for the Phase II trial issues on the deference, if any, to be afforded the Government’s clean-up plan. The Court has not yet scheduled the second phase of the trial.

The Court also found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court also significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in the Phase II trial of the trustees’ percentage of trusteeship in co-managed resources. The U.S. Government and the Coeur d’Alene Tribe are re-evaluating their claims for natural resource damages for the Phase II trial. Although we believe, because of the actions of the Court described above, we have limited liability for natural resource damages, such claims may be in the range of $2.0 billion and $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the U.S. Government’s and Tribe’s natural resources damage claims, we are currently unable to estimate any liability or range of liability for these claims.

In expert reports exchanged with the defendants in August and September 2004, the U.S. Government claimed to have incurred approximately $87 million for past environmental study, remediation and legal costs associated with the Coeur d’Alene Basin for which it is alleging it is entitled to reimbursement in the Phase II trial. A portion of these costs is also included in the work to be done under the ROD. With respect to the U.S. Government’s past cost claims, we have determined a potential range of liability between $5.6 million and $13.6 million, with no amount in the range being more likely than any other amount. At September 30, 2004, we recorded an accrual for the U.S. Government past cost claim of $5.6 million.

The Phase II trial has not yet been scheduled by the court. Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States’ litigation.

Although the U.S. Government has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and the U.S. Government’s past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we currently estimate, including the September 2004 accrual of $5.6 million for past response costs, the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we have accrued the minimum liability within this range, which at December 31, 2004, was $23.6 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Coeur d’Alene Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to the Phase II trial, any interim court determinations and the outcome of the Phase II trial.

Class Action Litigation

On January 7, 2002, a class action complaint was filed in the Idaho District Court, County of Kootenai, against several corporate defendants, including Hecla. We were served with the complaint on January 29, 2002. The complaint seeks certification of three plaintiff classes of Coeur d’Alene Basin residents and current and former property owners to pursue three types of relief: various medical monitoring programs, real property remediation and restoration programs, and damages for diminution in property value, plus other damages and costs they allege resulted from historic mining and transportation practices of the defendants in the Coeur d’Alene Basin. On August 18, 2004, the District Court of Kootenai County issued its Opinion and Order with respect to a number of Summary Judgment Motions filed by the defendants in the litigation. In the Order, the Judge dismissed all of the plaintiff’s claims against the defendants, asserting that in each case the applicable statute of limitations had been exceeded prior to filing the lawsuit. The Court held that Hecla Mining Company had completely ceased discharging mill tailings into the South Fork of the Coeur d’Alene River in 1968 and that all mill tailings were deposited on lands within ten years of that date or by 1978. The Court stated that the action was brought in 2002, and the four-year statute of limitations had expired. Therefore, the Court held that the lawsuit against us was time barred. In September 2004, the plaintiffs filed a Notice of Appeal, appealing the District Court’s dismissal decision to the Idaho Supreme Court. On December 13, 2004 the Idaho Supreme Court, pursuant to a stipulation among the parties, dismissed the appeal and ordered each party to bear its own costs and attorney fees.

Insurance Coverage Litigation

In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Coeur d’Alene Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of December 31, 2004, we have not reduced our accrual or recorded a receivable for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

In March 2002, Independence Lead Mines Company (“Independence”), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 lease agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred from March 23 through April 1, 2004. On July 19, 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorney fees and certain costs, which Independence has paid. On August 10, 2004, Independence filed its Notice of Appeal that is currently pending before the Supreme Court of Idaho. We believe that we have complied in all material respects with all of our obligations under the 1968 lease agreement, and intend to continue defending our right to operate the property under the lease agreement.

Mexico Litigation

In Mexico, our wholly owned subsidiary, Minera Hecla, S.A. de C.V., was involved in litigation in Mexico City concerning a lien on certain major components of the Velardeña mill that predated the sale of the mill to Minera Hecla. At the time of the purchase, the lien amount was believed to be approximately $590,000, which was deposited by the prior owner of the mill with the Court. In January 2003, Minera Hecla deposited $145,000, which represented the amount of accrued interest since the date of sale, and the Court in Mexico City canceled the lien. In September 2003, the lien holder filed the last in a series of unsuccessful appeals before a federal appeals court in Mexico City. In February 2004, the federal appeals court in Mexico City upheld the lower court decisions that the lien had been canceled. We believe that the lien has been fully satisfied and the lien holder has exhausted all appeals.

Minera Hecla is also involved in other litigation in state and federal courts located within the State of Durango, Mexico, concerning the Velardeña mill. In October 2003, representatives from Minera William, S.A. de C.V. (an affiliate of the prior owner of the Velardeña mill and subsidiary of ECU Silver Mining, a Canadian company) presented to Minera Hecla court documents from a state court in Durango, Mexico, that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. In October 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. In February 2004, Minera Hecla obtained a permanent restraining order that prohibits further interference with our operation and possession of the mill. Minera William appealed that decision and on March 8, 2005 the Federal Court of Appeals in the City and State of Durango upheld the lower court decision in favor of the Company. We believe the claim of Minera William is without merit and it has no right to any portion of the Velardeña mill. We intend to zealously defend our ownership interest.

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

Venezuela Litigation

In February 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold doré produced from the La Camorra unit, which is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”). The impoundment was allegedly made due to irregularities in documentation that accompanied the shipment. That shipment was stored at the Central Bank of Venezuela. In March 2004, we filed with the Superior Tax Court in Bolivar City, State of Bolivar an injunction action against the National Guard to release the impounded gold doré. In April 2004, that Court granted our request for an injunction, but conditioned release of the gold pending resolution of an unrelated matter (described in the following paragraph) involving the Venezuelan tax authority (“SENIAT”) that was proceeding in the Superior Tax Court in Caracas. In June 2004, the Superior Tax Court in Caracas ordered return of the impounded gold to Hecla. Although we encountered difficulties, delays, and costs in enforcing such order, the impounded gold was returned to us in July 2004 and was shipped to our refiner for further processing and sale by us. All subsequent shipments of gold doré have been exported without intervention by Venezuelan government authorities, but there can be no assurance that such impoundments may not occur in the future or, that, if such were to occur, they would be resolved in a similar manner or time frame or upon acceptable conditions or costs.

MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra unit from Monarch Resources (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, State of Bolivar an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by the SENIAT. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurances as to the outcome of this proceeding. If the tax court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

Other

In October 2004, the employees at the Velardeña mill in Mexico initiated a strike, in an attempt to unionize the employees at the San Sebastian mine. Although there can be no assurance as to the outcome or length of the strike, production was affected during the fourth quarter of 2004, and continues to be affected as of the date of this report. We currently believe the strike will not materially affect our longer-term expected production, although there can be no assurance that the strike will not affect our longer term production. The mine is stockpiling ore until the strike is resolved or contract milling facilities can be arranged.

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all our production of gold has been exported and no sales have been made in the Venezuelan market. We currently expect that our credit for national sales will be exhausted in the middle of 2005, and we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will purchase gold from us, and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts, or we may have to inventory a portion of our gold production until such time we find a suitable purchaser for our gold. These matters could have a material adverse effect on our financial results.

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

Note 9: Employee Benefit Plans

Pensions and Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits, principally health care and life insurance benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2004, and a statement of the funded status as of December 31, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$54,927	$47,071	$1,531	$1,376
Service cost	578	649	6	6
Interest cost	3,185	2,978	90	88
Participant transfers in	- -	100	- -	- -
Plan amendments	- -	1,714	- -	- -
Actuarial (gain) loss	254	5,848	(270)	124
Benefits paid	(3,491)	(3,433)	(34)	(63)
Benefit obligation at end of year	55,453	54,927	1,323	1,531

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	66,414	60,397	- -	- -
Actual return on plan assets	8,370	9,076	- -	- -
Employer and employee contributions	363	374	34	63
Benefits paid	(3,491)	(3,433)	(34)	(63)
Fair value of plan assets at end of year	71,656	66,414	- -	- -

Funded status at end of year	16,203	11,487	(1,323)	(1,531)
Unrecognized net actuarial gain	(7,015)	(3,992)	(338)	(76)
Unrecognized transition obligation	3	7	- -	- -
Unamortized prior-service cost	2,972	3,361	(17)	59
Net amount recognized in consolidated
balance sheets	$12,163	$10,863	$(1,678)	$(1,548)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003 (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004		2003
Other noncurrent assets:
Prepaid benefit costs	$14,069	$12,547	$	- -	$	- -
Other noncurrent liabilities:
Accrued benefit liability	(4,078)	(3,960)		(1,678)		(1,548)
Intangible asset	804	876		- -		- -
Accumulated other comprehensive income (loss)	1,368	1,400		- -		- -
Net amount recognized	$12,163	$10,863		$(1,678)		$(1,548)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Discount rate	6.00%	6.00%	6.00%	6.00%
Expected rate on plan assets	8.00%	8.00%	- -	- -
Rate of compensation increase	4.00%	4.00%	- -	- -

The above assumptions were calculated based on information as of September 30, 2004 and 2003, the measurement dates for the plans. The expected rate of return is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% represents approximately 67% of our past five-year’s average annual return rate of 12%.

Net periodic pension cost (income) for the plans consisted of the following in 2004, 2003 and 2002 (in thousands):

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002

Service cost	$578	$649	$534	$6	$6	$9
Interest cost	3,186	2,978	2,814	90	88	183
Expected return on plan assets	(5,180)	(4,733)	(4,585)	- -	- -	- -
Amortization of transition asset (obligation)	5	5	23	- -	- -	- -
Amortization of unrecognized prior
service cost	389	542	439	76	75	75
Amortization of unrecognized net
gain (loss) from earlier periods	86	(65)	15	(8)	(22)	(18)
Net periodic pension cost (income)	$(936)	$(624)	$(760)	$164	$147	$249

The weighted-average allocations of investments at September 30, 2004 and 2003, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan (“Hecla Plan”) and the Lucky Friday Pension Plan (“Lucky Friday Plan”) are as follows:

	Hecla Plan		Lucky Friday Plan
	2004	2003	2004	2003
Interest-bearing cash	8%	27%	13%	28%
Equity securities	40%	33%	38%	33%
Debt securities	37%	29%	34%	28%
Real estate	0%	0%	0%	0%
Absolute return	10%	0%	10%	0%
Precious metals and other natural resources	5%	11%	5%	11%
Total	100%	100%	100%	100%

Precious metals and other natural resources include Hecla common stock in the amounts of $3.7 million and $7.3 million at September 30, 2004 and 2003, the measurement dates of the plan, respectively. These investments represent approximately 5.2% and 11.0% of the total combined assets of these plans at September 30, 2004 and 2003, respectively.

Hecla’s target asset allocations are currently set in the ranges that follow:

Equity Portion	30-46%
Fixed Income Portion	29-43%
Real Estate Portion	8-12%
Absolute Return Portion	8-12%
Precious Metals and Other Natural Resources Portion	5-10%

During 2004, with the assistance of a consulting firm, we redefined target allocations and reallocated the investment portfolio of both plans. As part of this process, we added a Real Estate component to the fund, and the plan is holding cash for a future investment in Real Estate expected to occur in 2005. Investment objectives are established for each of the asset categories included in the pension plan with comparisons of performance against appropriate benchmarks. The policy calls for each portion of the investments be supervised by a Qualified Investment Manager(s). The Investment Managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter.

The future benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

Year Ending December 31,	Hecla Plan	Lucky Friday Plan
2005	$2,633	$688
2006	2,610	764
2007	2,579	755
2008	2,579	806
2009	2,581	866
Years 2010-2014	13,512	4,545

We do not expect to contribute to the pension plans during the next year.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4.5 million, $4.1 million and zero, respectively, as of December 31, 2004, and $4.6 million, $4.0 million and zero, respectively, as of December 31, 2003.

Deferred Compensation Plans

We maintain a Deferred Compensation Plan that was approved by our shareholders that allows eligible officers and key employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into either the stock account, with no matching contribution, or participants may utilize the investment account to purchase discounted stock options. During 2004, 2003 and 2002, participants accumulated 7,130, 4,322 and 873 common stock units, respectively, into their stock accounts. In 2004, 456 common stock units were distributed to participants in the form of common shares. During 2004, 2003 and 2002, participants purchased approximately 394,485, 194,089 and 6,740 discounted stock options, respectively, under the plan. During 2004 and 2003, 16,728 and 34,239, respectively of those options were exercised. The plan also allows the board of directors to make other awards to employees. During 2004, the board of directors granted 187,500 restricted common stock units, which are subject to vesting requirements. In 2004, 2000 restricted common stock units reverted back to the plan as the units were not vested upon employee termination. The deferred compensation is distributable based upon predetermined dates as elected by the participants. As of December 31, 2004, the deferred compensation, together with matching amounts and accumulated interest, amounted to approximately $0.9 million, and we had 5,149,728 shares available for future deferral under the plan. At December 31, 2004, 57,133 common stock units were held under the terms of the Deferred Compensation Plan as compensation for the chairman of the board of directors.

Capital Accumulation Plans

We have an employees’ Capital Accumulation Plan, which is available to all U.S. salaried and certain hourly employees after completion of two months of service. Employees may contribute from 2% to 15% of their annual compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our contribution was approximately $0.1 million in 2004, 2003, and 2002.

We also maintain an employee’s 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. Our contribution was approximately $29,000 in 2004, $21,000 in 2003, and $19,000 in 2002.

Note 10: Shareholders’ Equity

Common Stock

We are authorized to issue 200,000,000 shares of common stock, $0.25 par value per share, of which 118,342,587 shares of common stock were outstanding as of December 31, 2004. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

Common Stock Offerings

In January 2003, we completed an underwritten public offering of 23.0 million shares of our common stock. The public offering also included 2.0 million shares offered by the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan (the “benefit plans”). We received net proceeds from the offering totaling approximately $91.2 million, to fund future exploration and development, working capital requirements, capital expenditures, possible future acquisitions and for other general corporate purposes. Our benefit plans realized net proceeds of approximately $8.0 million from the sale of the 2.0 million shares included in the public offering.

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

During 2002, previously outstanding warrants to purchase 1,098,801 shares were exercised, and proceeds of $1.8 million were realized from the exercise of the warrants.

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

Preferred Stock

Our Charter authorizes us to issue 5,000,000 shares of preferred stock (Series A and B), par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our board of directors or a duly authorized committee thereof, without stockholder approval. The board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2004, there were 157,816 shares of Series B Cumulative Convertible Preferred Stock outstanding. All of the shares of our Series B Preferred Stock are listed on the New York Stock Exchange under the symbol “HLPRB”.

Ranking

The Series B preferred stock ranks senior to our common stock and any shares of Series A Preferred Shares issued pursuant to the Rights (as defined above) with respect to payment of dividends and amounts upon liquidation, dissolution or winding up.

While any shares of Series B preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B preferred stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66⅔% of the outstanding shares of Series B preferred stock and any other series of preferred stock ranking on a parity with the Series B preferred stock as to dividends and upon liquidation, dissolution or winding up (a “Parity Stock”), voting as a single class without regard to series.

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

Redemption

The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus, in each case, all dividends undeclared and unpaid on the Series B preferred stock ($14.875 per share at January 3, 2005) up to the date fixed for redemption, upon giving notice as provided below.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2004, our preferred stock had a liquidation preference of $7.9 million, plus dividends in arrears of approximately $2.3 million.

Voting Rights

Except as indicated below, or except as otherwise from time to time required by applicable law, the Series B preferred stockholders have no voting rights and their consent is not required for taking any corporate action. When and if the Series B preferred stockholders are entitled to vote, each holder will be entitled to one vote per share.

Because we had not declared and paid six quarterly dividends on the Series B preferred stock, the Series B preferred stockholders, voting as a single class, elected two additional directors to the board to serve for three-year terms at our annual meeting on May 10, 2002. The Series B preferred stockholders will have the right to elect two directors (never to total more than two) at subsequent annual meetings at which the three-year terms expire if any cumulative dividends then remain unpaid.

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

During the years ended December 31, 2004, 2003, and 2002, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows:

	Year Ended December 31,
	2004	2003	2002
Number of shares of Series B preferred stock exchanged for shares of common stock	306,961	288,625	1,546,598
Number of shares of common stock issued	2,436,098	2,183,719	10,826,186
Non-cash preferred stock dividend incurred in exchange (millions of dollars) (1)	$10.9	$9.6	$17.6

(1) The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus.

Stock Based Plans

At December 31, 2004, 2003 and 2002 executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock based plans described below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	70.86%	77.38%	78.89%
Risk-free interest rate	2.59%	1.90%	2.09%
Expected life of options	2.8 years	3.2 years	3.0 years

The weighted average fair value of options granted in 2004, 2003 and 2002 was $2.49, $1.93 and $1.38, respectively.

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

We adopted a nonstatutory stock option plan in 1987. A total of 15,000 stock options remained outstanding under this plan as of December 31, 2004. During 2004, 2003 and 2002, respectively, 50,500, zero and 46,000 options to acquire shares expired under the 1987 plan. The ability to grant further options under the plan expired in 1997.

Our 1995 Stock Incentive Plan, as amended in 2004, authorizes the issuance of up to 11 million shares of our common stock pursuant to the grant or exercise of awards under the plan. The board committee that administers the 1995 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. The 1995 plan will terminate 15 years after the effective date of the plan.

During 2004, 2003 and 2002, respectively, options to acquire 752,000, 1,186,000 and 1,095,000 shares were granted to our officers and key employees. The 2002 options were granted with vesting requirements, however all of such options are currently available for exercise. The 2003 options were granted without vesting requirements and 702,000 of the 752,000 options granted in 2004 did not include vesting requirements. The remaining 50,000 options granted in 2004 have vesting requirements that call for 25,000 options to vest on September 1, 2005 and 25,000 options on September 1, 2006. Vesting on these options will be accelerated if the stock price closes above $9.00 per share for a period of ten consecutive days. During 2004, 2003 and 2002, respectively, 1,500, 1,334, and 4,000 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan.

In 2003 and 2002, 186,055 and 431,277 shares, respectively, of our common stock were issued under the 1995 plan to key personnel as payment for incentive compensation earned during the previous year. No shares were issued in 2004 for incentive compensation.

At December 31, 2004, there were 5,071,360 shares available for future grant under the 1995 plan, and at December 31, 2003, there were 821,860 shares available for future grant.

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

A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2004, 2003 and 2002, respectively, 13,650, 18,780, and 72,681 shares were credited to the nonemployee directors. During 2004, 2003 and 2002, $88,000, $78,000, and $70,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2004, there were 843,946 shares available for grant in the future under the plan.

Transactions concerning stock options pursuant to all of the above-described stock option plans are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2001	2,391,000	$3.89

Year ended December 31, 2002
Granted	1,095,000	$3.25
Exercised	(634,330)	$1.85
Expired	(50,000)	$9.75

Outstanding, December 31, 2002	2,801,670	$3.99

Year ended December 31, 2003
Granted	1,186,000	$4.95
Exercised	(1,933,434)	$3.43
Expired	(1,334)	$3.23

Outstanding, December 31, 2003	2,052,902	$5.08

Year ended December 31, 2004
Granted	752,000	$5.99
Exercised	(340,234)	$4.34
Expired	(52,000)	$9.58

Outstanding, December 31, 2004	2,412,668	$5.37

The following table displays exercisable stock options and the weighted average exercise price of the exercisable options as of December 31, 2004, 2003 and 2002:

	2004	2003	2002
Exercisable options	2,362,668	2,052,902	2,467,714
Weighted average exercise price	$5.35	$5.08	$4.09

The following table presents information about the stock options outstanding as of December 31, 2004:

			Weighted Average
		Range of	Exercise	Remaining
	Shares	Exercise Price	Price	Life (years)

Exercisable options	159,000	$1.13 - $1.31	$1.13	1.6
Exercisable options	189,168	$2.88 - $3.23	$3.23	0.5
Exercisable options	438,000	$4.10 - $5.19	$4.48	2.6
Exercisable options	1,413,500	$5.63 - $8.00	$6.00	3.4
Exercisable options	163,000	$8.63 - $9.34	$8.69	0.9
Total exercisable options	2,362,668	$1.13 - $9.34	$5.36	2.8
Unexercisable options	50,000	$5.99	$5.99	4.5
Total all options	2,412,668	$1.13 - $9.34	$5.37	2.8

The above stock option information excludes stock options purchased under the 2002 Deferred Compensation Plan discussed in more detail in Note 9 to the Consolidated Financial Statements.

For the years ended December 31, 2003 and 2002, approximately $1.0 million, and $0.7 million, respectively, were recognized for tax offset bonus expenditures and accruals on employee stock option plans. In 2004, the Company recognized a credit of $0.4 million for tax offset bonus and accruals under the employee stock option plans. In 2004, the Company’s Board of Directors approved an extension of one year on the term of 385,000 stock options, and the Company recognized expense of $0.4 million associated with this modification in terms.

Note 11: Derivative Instruments

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

We formally document all relationships between hedge derivative instruments and the items they are hedging, as well as the risk-management goals and strategy for entering into hedge transactions.

For these documented relationships, we formally assess, both at the start of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged items, and whether those derivatives are expected to remain highly effective in the future. The ineffective portion of the hedge is reclassed from other comprehensive income (“OCI”) to earnings in each reporting period.

In accordance with our risk management policy, in July 2004 we entered into forward sales contracts for 7,425 metric tons of lead to hedge lead produced at the Lucky Friday unit to protect against the risk that its market price may decline and decrease our future cash flows. The contracts represent approximately 38% of our lead production for the contract period, from August 2004 to June 2005. These contracts are required to be accounted for as derivatives under SFAS No. 133. As such, we have designated these contracts as cash flow hedges. Decreases in cash flow from the sale of lead will be highly correlated against increases in cash flows from the forward contract.

Derivative instruments outstanding as of December 31, 2004

	Maturity Date
	2005

Lead contract (metric tons)	4,050
Future price (per tonne)	$782.40
Contract amount (in thousands)	$3,169
Estimated fair value (in thousands)	$(904)	(a)
Estimated % of annual lead production
Committed to contracts	19%

(a)	The estimated fair value is determined based on information as of December 31, 2004 provided by our counterparties and represents an approximation of the amount we would have to pay the counterparties to close out the positions at December 31, 2004.

Change in gains (losses) accumulated in OCI for cash flow hedge contracts (in thousands)

At January 1, 2004	$	- -
Change in fair value		(1,208)
Hedge losses transferred to earnings		310	(a)
Hedge ineffectiveness transferred to earnings		135	(b)
At December 31, 2004		$(763)

(a)	Included as sales on the consolidated statement of operations.

(b)
Included as sales on the consolidated statement of operations. A portion of our smelter treatment charge is linked to the lead price. As the lead price increases our treatment charge also increases, thus creating the hedge to be less than 100% effective. Inception to date, our lead hedges have been approximately 82% effective. The ineffective portion of the hedge has been reclassed to sales in each reporting period.

As all of the contracts expire on a monthly basis through June 2005, the balance of the OCI will be transferred to earnings in 2005. Based on the fair value of cash flow hedge contracts at December 31, 2004, the amount that will be transferred from OCI to earnings in 2005 is expected to be $763,000. During each reporting period before June 2005, the ineffective portion of the hedge will be reclassed to sales.

At December 31, 2003, in connection with a credit agreement used to provide project financing at the La Camorra mine, we were required to maintain hedged gold positions sufficient to cover all dollar loans, operating expenditures, taxes, royalties and similar fees projected for the project. At December 31, 2003, there were 48,928 ounces of gold sold forward. The forward sales agreement assumed the ounces of gold committed to forward sales at the end of each quarter thereafter can be leased at a rate of 1.5% for each following quarter. We maintain a Gold Lease Rate Swap at a fixed rate of 1.5% on the outstanding notional volume of the flat forward sales, with settlement being made quarterly with us receiving the fixed rate and paying the current floating gold lease rate. At December 31, 2003, the accumulated fair value loss of the Gold Lease Rate Swap contract was approximately $21,000 which was reported as OCI. This amount was recognized as Sales during the year end December 31, 2004 when the Gold Lease Rate Swaps expired.

Note 12: Business Segments

We are organized and managed into three segments which represent the geographical areas in which we operate, Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit). Prior to 2003, we were organized into the silver segment, the gold segment and industrial minerals segment, the majority of which was sold during 2001 and reported as a discontinued operation. We have changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for all periods presented. For information regarding our former industrial minerals segment, see Note 17 - Discontinued Operations. General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to segments.

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
Segment	2004	2003	2002
United States	40.3%	35.9%	31.1%
Venezuela	36.6%	33.7%	46.6%
Mexico	23.1%	30.0%	22.3%
Other	- -	0.4%	- -

The tables below present information about reportable segments as of and for the years ended December 31 (in thousands). Information related to the statement of operations data relates to continuing operations only.

	2004	2003	2002
Net sales to unaffiliated customers:
United States	$52,713	$41,685	$32,873
Venezuela	47,884	39,192	49,296
Mexico	30,229	34,956	23,531
Other	- -	520	- -
	$130,826	$116,353	$105,700

Income (loss) from operations:
United States	$12,730	$4,323	$(1,476)
Venezuela	6,718	10,344	15,181
Mexico	3,557	11,906	5,954
Other	(27,771)	(33,627)	(10,318)
	$(4,766)	$(7,054)	$9,341

Capital expenditures (including non-cash additions):
United States	$8,610	$1,887	$2,856
Venezuela	31,848	13,879	8,564
Mexico	984	3,863	1,834
Other	354	1,156	1,997
	$41,796	$20,785	$15,251

Depreciation, depletion and amortization:
United States	$6,454	$7,986	$8,342
Venezuela	11,439	8,538	11,273
Mexico	3,659	3,597	2,921
Other	326	341	116
	$21,878	$20,462	$22,652

Other significant non-cash items:
United States	$192	$217	$714
Venezuela	43	(475)	2,638
Mexico	223	165	403
Other	9,813	23,120	2,213
	$10,271	$23,027	$5,968

	2004	2003	2002
Identifiable assets:
United States	$77,692	$71,539	$68,954
Venezuela	80,198	47,538	40,004
Mexico	23,362	17,837	13,568
Discontinued operations	- -	- -	686
Other	98,196	141,281	36,929
	$279,448	$278,195	$160,141

The following is sales information for continuing operations by geographic area, based on the location of concentrate shipments and location of parent company for sales to metal traders, for the years ended December 31 (in thousands):

	2004	2003	2002

United States	$3,474	$13,698	$7,779
Canada	46,174	21,698	13,276
Mexico	9,193	14,468	22,929
United Kingdom	40,825	16,970	28,070
Japan	17,069	34,500	24,090
Korea	12,164	8,407	5,456
Other foreign	1,927	6,612	4,100
	$130,826	$116,353	$105,700

The following are our long-lived assets for continuing operations by geographic area as of December 31 (in thousands):

	2004	2003	2002

United States	$59,365	$57,443	$61,281
Venezuela	48,773	28,811	23,000
Mexico	6,377	9,061	8,084
	$114,515	$95,315	$92,365

Sales to significant metals customers as a percentage of total sales from continuing operations were as follows for the years ended December 31:

	2004	2003	2002

Teck Cominco Ltd.	20.2%	21.1%	12.6%
Standard Bank London	19.4%	15.2%	24.8%
Scotia Mocatta	15.7%	1.4%	- -%
HSBC Bank USA	9.5%	9.0%	6.1%
Korea Zinc	8.0%	5.5%	4.0%
Mitsubishi International Corp.	7.5%	26.2%	19.9%
Met-Mex Peñoles, S.A. de C.V.	7.2%	13.7%	21.7%

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

The carrying amounts for cash and cash equivalents, accounts and notes receivable, restricted cash and investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices as recognized in the financial statements. Fair value of forward contracts are supplied by our counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

The estimated fair values of other financial instruments are as follows (in thousands):

	December 31,
	2004				2003
	Carrying		Fair		Carrying		Fair
	Amounts		Value		Amounts		Value

Financial assets (liabilities):
Short-term investments		$28,178		$28,178		$18,003	$18,003
Investments		$19,789		$19,789		$722	$722
Gold lease rate swap	$	- -	$	- -		$169	$169
Long-term debt	$	- -	$	- -		$(4,673)	$(4,673)
Gold forward sales contracts	$	- -	$	- -	$	- -	$(6,300)
Lead forward sales contracts		$(897)		$(897)	$	- -	$ - -

Note 14: Income (Loss) per Common Share

The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the losses applicable to common shareholders in computing basic and diluted loss per common share (dollars and shares in thousands, except per share amounts). Non-cash dividends of approximately $10.9 million in 2004, $9.6 million in 2003, and $17.6 million in 2002, were included in the amounts related to completed preferred stock exchange offerings. For additional information relating to the exchange offerings, see Note 10 of Notes to Consolidated Financial Statements.

	2004	2003	2002

Income (loss) before cumulative effect of change in
accounting principle and preferred stock dividends	$(6,134)	$(7,088)	$8,639

Add: Cumulative effect of change in accounting principle	- -	1,072	- -
Less: Preferred stock dividends	(11,602)	(12,154)	(23,253)

Basic and diluted loss applicable to common Shareholders	$(17,736)	$(18,170)	$(14,614)

Basic and dilutive weighted average shares	118,048	110,610	80,250

Basic and diluted loss per common share	$(0.15)	$(0.16)	$(0.18)

These calculations of diluted losses per share exclude the effects of convertible preferred stock ($7.9 million in 2004, $23.2 million in 2003 and $37.7 million in 2002), restricted stock units, as well as common stock issuable upon the exercise of various stock options and warrants, as their conversion and exercise would be antidilutive, as follows:

	2004	2003	2002

1995 Stock Incentive Plan
Stock options	2,412,668	2,052,902	2,801,670
2002 Key Employee Deferred Compensation Plan
Stock options	544,347	202,218	7,613
Restricted Stock Units	185,500	- -	- -

Warrants	--	- -	2,000,000

Note 15: Other Comprehensive Income (Loss)

Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

				Total
	Unrealized	Minimum		Accumulated
	Gains	Pension	Change in	Other
	(Losses)	Liability	Derivative	Comprehensive
	On Securities	Adjustment	Contracts	Income (Loss)

Balance January 1, 2002	14	- -	159	173
2002 change	9	- -	(218)	(209)
Balance December 31, 2002	23	- -	(59)	(36)
2003 change	647	(1,400)	36	(717)
Balance December 31, 2003	670	(1,400)	(23)	(753)
2004 change	2,481	32	(740)	1,773
Balance December 31, 2004	$3,151	$(1,368)	$(763)	$1,020

Note 16: Investment in Greens Creek Joint Venture

We hold a 29.73% interest in the Greens Creek unit through a joint-venture arrangement. We record our portion of the assets and liabilities of the Greens Creek unit pursuant to the proportionate consolidation method whereby 29.73% of the assets and liabilities of the Greens Creek unit are included in our consolidated financial statements. The following summarized balance sheets as of December 31, 2004 and 2003, and the related summarized statement of operations for the years ended December 31, 2004, 2003 and 2002, are derived from the audited financial statements of the Greens Creek Joint Venture. The financial information below is presented on a 100% basis (in thousands).

Balance Sheet	2004	2003

Assets:
Current assets	$31,996	$46,715
Properties, plants and equipment, net	122,955	134,383
Securities held for reclamation fund	26,499	- -

Total assets	$181,450	$181,098

Liabilities and equity:
Liabilities	$29,495	$27,150
Equity	151,955	153,948

Total liabilities and equity	$181,450	$181,098

Summary of Operations	2004	2003	2002

Net revenue	$123,751	$105,259	$85,190

Operating income	$29,558	$17,406	$5,274

Net income	$30,007	$15,130	$5,437

The Greens Creek unit is operated through a joint-venture arrangement, and we own an undivided 29.73% interest in the assets of the venture. The remaining 70.27% owners are wholly owned subsidiaries of Kennecott Minerals. Under the joint-venture agreement, the joint participants, including us, are entitled to indemnification from the other participants and are severally liable only for the liabilities of the participants in proportion to their interest therein. If a participant defaults on its obligations under the terms of the joint venture, we could incur losses in excess of our pro-rata share of the joint venture. In the event any participant so defaults, the agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting party’s share of products, or its joint-venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to us, we have no reason to believe that our joint-venture participants with respect to the Greens Creek unit will be unable to meet their financial obligations under the terms of the agreement.

Note 17: Discontinued Operations

In 2000, our board of directors made the decision to sell the industrial minerals segment to provide cash to retire debt and to provide working capital. In 2000 and 2001, we completed sales of the majority and most significant components of our industrial minerals segment. In 2002, we completed a sale of the pet operations of the Colorado Aggregate division (“CAC”) of MWCA, Inc. for approximately $1.6 million in cash. The sale of the pet operations did not result in a gain or loss. At December 21, 2002, the remaining net assets of the industrial minerals segment were reclassified from net assets of discontinued operations to their respective categories of inventory and accrued reclamation on our consolidated balance sheet.

In March 2003, we sold the remaining inventories of the briquette division of CAC and no longer produce or sell any product from our former industrial minerals segment. The briquette division of CAC represented the remaining portion of our industrial minerals segment, which reported a loss from operations of approximately $84,000 for the year ended December 31, 2003. During 2004 and 2003, we did not record any gain or loss from discontinued operations compared to a loss from discontinued operations of $2.2 million ($0.03 per common share) for the year ended December 31, 2002. All activity associated with the former industrial minerals segment for the year ended December 31, 2004 and 2003 is considered a general corporate activity and is presented as “other” where appropriate.

A summary of operating results of discontinued operations for the year ended December 31, 2002 is as follows (in thousands):

2002

Sales of products	$4,221

Cost of sales	5,145
Depreciation, depletion and amortization	116
5,261
Gross loss	(1,040)

Loss from operations	(1,040)

Other expense:
Miscellaneous expense	(1,178)
Interest expense	(6)
(1,184)

Loss from discontinued operations before income taxes	(2,224)
Income tax provision	- -

Loss from discontinued operations	$(2,224)

F-54

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2004
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date.*

4.1(a)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.1(b)

Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.1	Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by herein by reference. (1)

10.2(a)	1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant’s Proxy Statement dated March 20, 1987 and incorporated herein by reference. (1)

10.2(b)	Hecla Mining Company 1995 Stock Incentive Plan, as amended. (1)*

10.2(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. (1)*

10.2(d)	Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference. (1)

10.2(e)	Hecla Mining Company form of Non-Qualified Stock Option Agreement (Under the Key Employee Deferred Compensation Plan) entered into between Hecla Mining Company and participants under the Key Employee Deferred Compensation Plan. Filed as Exhibit 10.2(e) to Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. (1)

10.3(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference. (1)

10.3(b)	Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. (1)

10.3(c)	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference. (1)

10.4	Form of Indemnification Agreement dated December 14, 2004, between Hecla Mining Company and Arthur Brown (Registrant has substantially identical agreements with each of Messrs. David J. Christensen, John E. Clute, Ted Crumley, Charles L. McAlpine, George R. Nethercutt, Jr. (dated February 25, 2005), Jorge E. Ordonez C., Anthony P. Taylor, Phillips S. Baker, Jr., Thomas F. Fudge, Jr., Lewis E. Walde, Ian Atkinson, Ronald W. Clayton, Michael H. Callahan and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) (1)*

10.5(a)	Hecla Mining Company Performance Pay Compensation Plan. (1) *

10.5(b)	Written description of objectives for 2004 under the Hecla Mining Company Performance Payment Plan. Filed as exhibit 10.6(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004, filed on March 16, 2005 and incorporated herein by reference. (1)

10.5(c)	Written description of objectives for 2005 under the Hecla Mining Company Performance Payment Plan. (1) *

10.5(d)	Written description of the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan. Filed as exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005 and incorporated herein by reference. (1)

10.5(e)	Written description of objectives for the 2004-2006 plan period under the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan, which Plan was previously filed as exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005. Filed as exhibit 10.6(c) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004, filed on March 16, 2005 and incorporated herein by reference. (1)

10.6(a)	Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

10.6(b)	Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

10.6(c)	First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.7	Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.8	Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 and incorporated herein by reference.

10.9	Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

10.10	Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.11	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 – 100395) and incorporated herein by reference.

10.12	Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

11.	Computation of weighted average number of common shares outstanding.*

21.	List of subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

23.2	Consent of BDO Seidman, LLP.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

(1)     Indicates a management contract or compensatory plan or arrangement.

      * Filed herewith