Form 10-Q
period 2005-03-31
HECLA MINING CO/DE/
filed 2005-05-10
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes     XX   .      No        .

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     XX   .      No        .

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 6, 2005
Common stock, par value $0.25 per share	118,397,842

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2005

I  N  D  E  X*

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets (unaudited)
(In thousands, except share data)
_________________

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$15,594	$34,460
Short-term investments and securities held for sale	47,822	46,328
Accounts and notes receivable:
Trade	7,918	6,911
Other	14,637	15,025
Inventories	23,945	20,250
Other current assets	6,839	5,607

Total current assets	116,755	128,581
Investments	2,107	1,657
Restricted cash and investments	19,922	19,789
Properties, plants and equipment, net	120,285	114,515
Other non-current assets	15,293	14,906

Total assets	$274,362	$279,448

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$15,047	$16,042
Accrued payroll and related benefits	9,017	9,405
Accrued taxes	2,355	2,379
Current portion of accrued reclamation and closure costs	8,721	9,237

Total current liabilities	35,140	37,063
Accrued reclamation and closure costs	65,792	65,951
Other non-current liabilities	7,578	7,107

Total liabilities	108,510	110,121

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
issued 2005 and 2004 – 157,816 shares
liquidation preference 2005 and 2004 - $10,238	39	39
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2005 – 118,402,116 shares and
issued 2004 – 118,350,861 shares	29,600	29,588
Capital surplus	506,758	506,630
Accumulated deficit	(371,266)	(367,832)
Accumulated other comprehensive income	839	1,020
Less treasury stock, at cost; 8,274 common shares	(118)	(118)

Total shareholders’ equity	165,852	169,327

Total liabilities and shareholders’ equity	$274,362	$279,448

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Dollars and shares in thousands, except per share amounts)
_________________

	Three Months Ended
	March 31, 2005	March 31, 2004
Sales of products	$24,434	$36,650

Cost of sales and other direct production costs	15,143	16,848
Depreciation, depletion and amortization	3,826	6,393

	18,969	23,241

Gross profit	5,465	13,409

Other operating expenses:
General and administrative	2,642	1,779
Exploration	2,792	2,414
Pre-development expense	2,134	296
Depreciation and amortization	146	75
Other operating expense	692	1,210
Provision for closed operations and environmental matters	334	778

	8,740	6,552

Income (loss) from operations	(3,275)	6,857

Other income (expense):
Interest income	430	387
Interest expense	(33)	(198)

	397	189

Income (loss) from operations, before income taxes	(2,878)	7,046
Income tax provision	(418)	(866)

Net income (loss)	(3,296)	6,180
Preferred stock dividends	(138)	(11,188)

Loss applicable to common shareholders	$(3,434)	$(5,008)

Comprehensive income (loss):
Net income (loss)	$(3,296)	$6,180
Change in derivative contracts	399	8
Unrealized holding gains on investments	(580)	212

Comprehensive income (loss)	$(3,477)	$6,400

Basic and diluted loss per common share after preferred dividends	$(0.03)	$(0.04)

Weighted average number of common
shares outstanding – basic and diluted	118,381	117,318

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(In thousands)
_________________

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating activities:
Net income (loss)	$(3,296)	$6,180
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	3,972	6,468
(Gain) loss on disposition of properties, plants and equipment	14	(24)
Gain on sale of royalty interests	(550)	—
Provision for reclamation and closure costs	253	568
Deferred income taxes	—	718
Stock compensation	161	767
Change in assets and liabilities:
Accounts and notes receivable	(619)	(3,273)
Inventories	(3,695)	(1,156)
Other current and non-current assets	(1,614)	(2,465)
Accounts payable and accrued expenses	(736)	(1,405)
Accrued payroll and related benefits	(575)	(344)
Accrued taxes	(24)	(439)
Accrued reclamation and closure costs and other non-current liabilities	(414)	(686)

Net cash provided by (used in) operating activities	(7,123)	4,909

Investing activities:
Additions to properties, plants and equipment	(9,815)	(6,796)
Proceeds from disposition of properties, plants and equipment	17	55
Increase in restricted investments	(133)	(3,666)
Purchases of short-term investments and other securities held for sale	(44,694)	(71,577)
Maturities of short-term investments and other securities held for sale	42,721	63,450

Net cash used in investing activities	(11,904)	(18,534)

Financing activities:
Common stock issued under stock option plans	161	1,312
Borrowings on debt	—	2,396
Repayments on debt	—	(1,714)

Net cash provided by financing activities	161	1,994

Change in cash and cash equivalents:
Net decrease in cash and cash equivalents	(18,866)	(11,631)
Cash and cash equivalents at beginning of period	34,460	73,662

Cash and cash equivalents at end of period	$15,594	$62,031

The accompanying notes are an integral part of the consolidated financial statements.

Note 1.   Basis of Preparation of Financial Statements

        In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to consolidated financial statements contain all adjustments, consisting only of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2004, as it may be amended from time to time.

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

Note 2.   Short-term Investments, Investments and Restricted Cash

Short-term Investments and Securities Held for Sale

        Investments consisted of the below at March 31, 2005 and December 31, 2004 (in thousands), and are carried at amortized cost. Due to the short-term nature of these investments, with the exception of marketable equity securities, the amortized cost approximates fair market value.

	2005	2004
Certificates of deposit	$1,400	$6,498
United States government and federal agency securities	9,500	9,500
Municipal securities	1,007	1,480
Corporate bonds	—	1,000
Adjustable rate securities (1)	13,500	18,150
Marketable equity securities (cost 2005 - $21,001 and cost 2004 - $7,807)	22,415	9,700

	$47,822	$46,328

        (1)   Certain reclassifications of prior year balances have been made to conform to the current year presentation. We have reclassified adjustable rate securities into short-term investments, from cash and cash equivalents, on the December 31, 2004 Consolidated Balance Sheet to conform to the March 31, 2005 Consolidated Balance Sheet presentation. Adjustable rate securities are long-term debt securities or preferred stock whose interest (dividend) rate resets frequently. These securities share many attributes with cash equivalents however, their contractual maturities are longer into the future, not within 90 days, or in the case of preferred stock, they don’t have contractual maturities at all.

        With the exception of the marketable equity securities, corporate bonds and adjustable rate securities, all of the investments held at March 31, 2005 will mature during 2005.

Non-current Investments

        At March 31, 2005 and December 31, 2004, the fair value of our non-current investments was $2.1 million and $1.7 million, respectively. The cost of these investments was approximately $1.0 million and $0.4 million, respectively. In February 2005, we sold certain undeveloped mining royalty interests to International Royalty Corporation, an unrelated company. As a result of this sale, we received payment of approximately $0.6 million in the form of International Royalty Corporation common stock and is included in our non-current investments. Additionally, we have recorded a gain of approximately $0.6 million, which represented the fair value of the common stock received in excess of our carrying value of such interests.

Restricted Cash and Investments

        Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies, and are restricted primarily for reclamation funding or surety bonds.

        We have cash restricted in Venezuela to secure certain alleged unpaid tax liabilities, as discussed further in Note 5. At March 31, 2005 and December 31, 2004, restricted cash and investments were $19.9 million and $19.8 million, respectively.

Note 3.   Income Taxes

        For the three months ended March 31, 2005, we recorded a $0.4 million provision, primarily for U.S. alternative minimum tax, foreign withholding taxes payable and foreign income taxes payable. For the three months ended March 31, 2004, we recorded a $0.9 million provision for foreign income taxes, consisting primarily of deferred tax amortization and a current provision for accrued foreign withholding taxes payable. The income tax provision for the first three months of 2005 varies from the amount that would have resulted from applying the statutory income tax rate to our loss before income taxes primarily due to non-utilization of foreign tax losses, partially offset by utilization of U.S. tax loss carryforward for regular tax. The income tax provision for the first three months of 2004 varies from the amount that would have resulted from applying the statutory income tax rate to our income before income taxes primarily due to the availability and utilization of net operating losses and a tax loss for currency devaluation in Venezuela.

Note 4.   Inventories

        Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Concentrates, doré, bullion, metals in
transit and other products	$5,087	$5,338
Stockpiled ore at San Sebastian mine	4,721	2,409
Materials and supplies	14,137	12,503

	$23,945	$20,250

        At March 31, 2005, we had forward sales contracts for 2,025 metric tons of lead, at an average price of $766.53 per metric ton, equal to a total contract value of $1.6 million. These forward contracts expose us to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity in the event of nonperformance by the counterparties to the agreement.

        In October 2004, the National Miners Union at the Velardeña mill in Mexico, initiated a strike in an attempt to unionize the employees at the San Sebastian mine. Production was affected during the fourth quarter of 2004 and continues to be affected as of the date of this report. There can be no assurance as to the outcome or length of the strike. Costs related to our mining operations are included in our stockpile inventory at San Sebastian. All costs related to our idle Velardeña mill are being expensed as incurred until such time as the strike is resolved and normal production activities are resumed. In April 2005 and as of the date of this filing, non-employee union members have illegally blocked access to the mine, stopping production of ore from the Don Sergio vein. The state of Durango has filed criminal charges against several of the union leaders. Although we currently believe the strike will not materially affect our longer-term expected production, there can be no assurance that the strike will not affect our longer-term production.

Note 5.   Commitments and Contingencies

Bunker Hill Superfund Site

        In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a consent decree with the Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site located in the Kellogg, Idaho, area. The 1994 Consent Decree (the “1994 Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill 21-square mile site. In August 2000, Sunshine Mining and Refining Company, which was also a party to the 1994 Decree, filed for Chapter 11 bankruptcy and in January 2001, the Federal District Court approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d’Alene Indian Tribe which settled

Sunshine’s environmental liabilities in the Coeur d’Alene Basin lawsuits described below, and released Sunshine from further obligations under the 1994 Decree.

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

        The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we requested the Court release Hecla and ASARCO from future work under the 1994 Decree within the Bunker Hill site. In November 2003, the Idaho Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the 1994 Decree. The Court held that we and ASARCO were entitled to a reduction of $7.0 million from the remaining work or costs under the 1994 Decree. Pursuant to the Court’s order, the parties to the 1994 Decree have negotiated an agreement for crediting this reduction against the government’s past cost claims and future work and payments under the 1994 Decree. In January 2004, both the United States and the State of Idaho filed notice of their appeal of the Federal District Court’s order modifying the 1994 Consent Decree and the appeal is currently pending before the U.S. Ninth Circuit Court of Appeals.

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

        As of March 31, 2005, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $4.5 million, which are anticipated to be made over the next three to four years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

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

        The first phase of the trial commenced on the consolidated Coeur d’Alene Indian Tribe’s and the United States’ claims in January 2001, and was concluded in July 2001. The first phase of the trial addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the U.S. Government. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Coeur d’Alene Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan will be addressed in the Phase II trial. The Court also left for the Phase II trial issues on the deference, if any, to be afforded the Government’s clean-up plan. By order dated March 31, 2005, the Court has scheduled the second phase of the trial to commence on January 17, 2006.

        The Court also found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court also significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in the Phase II trial of the trustees’ percentage of trusteeship in co-managed resources. The U.S. Government and the Coeur d’Alene Tribe are re-evaluating their claims for natural resource damages for the Phase II trial. Although we believe, because of the actions of the Court described above, we have limited liability for natural resource damages, such claims may be in the range of $2.0 billion to $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the U.S. Government’s and Tribe’s natural resources damage claims, we are currently unable to estimate any liability or range of liability for these claims.

        In expert reports exchanged with the defendants in August and September 2004, the U.S. Government claimed to have incurred approximately $87 million for past environmental study, remediation and legal costs associated with the Coeur d’Alene Basin for which it is alleging it is entitled to reimbursement in the Phase II trial. A portion of these costs is also included in the work to be done under the ROD. With respect to the U.S. Government’s past cost claims, we have determined a potential range of liability to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

        The Phase II trial has been scheduled to commence January 17, 2006. Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States’ litigation.

        Although the U.S. Government has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and the U.S. Government’s past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we have accrued the minimum liability within this range, which at March 31, 2005, was $23.6 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Coeur d’Alene Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to the Phase II trial, any interim court determinations and the outcome of the Phase II trial.

Insurance Coverage Litigation

        In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Coeur d’Alene Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of March 31, 2005, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

        In March 2002, Independence Lead Mines Company (“Independence”), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of the Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 lease agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred in late March 2004. In July 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorney fees and certain costs, which Independence has paid. In August 2004, Independence filed its Notice of Appeal that is currently pending before the Idaho Supreme Court. We believe that we have complied in all material respects with all of our obligations under the 1968 lease agreement, and intend to continue defending our right to operate the property under the lease agreement.

Nevada Litigation – Hollister Development Project

        In Nevada, Hecla and our wholly owned subsidiary, Hecla Ventures Corporation, filed a lawsuit in Elko County in April 2005, against our co-participants, Great Basin Gold Ltd. and Rodeo Creek Gold Inc., to resolve contractual disagreements involving our Earn-In Agreement

(“Agreement”) dated August 2, 2002, for the Hollister Development Project located in northern Nevada. Under the agreement, we can earn a fifty percent (50%) participating interest by completing the first stage of a two-stage exploration and development project with total estimated expenditures of $21.8 million and either completing stage two or funding the second stage by making a payment of $21.8 million less expenditures incurred during stage one. The lawsuit seeks a declaration of our rights that: 1) the operative program and budget is the 2004-05 Program and Budget rather than the initial program and budget prepared as part of the agreement; 2) the term of the agreement should be extended for at least six months because we were unable to access an area of the site owned by a third party that delayed commencement of ground activities for several months; and 3) all costs incurred and to be incurred under the 2004-05 Program and Budget reduce dollar-for-dollar the $21.8 million required to vest our participating interest in the project.

        Although there can be no assurance as to the course of and outcome of this proceeding, we believe the lawsuit will not adversely affect progress on the project and an adverse ruling will not have a material adverse effect on our financial condition.

Mexico Litigation

        In Mexico, our wholly owned subsidiary, Minera Hecla, S.A. de C.V. (“Minera Hecla”) is involved in litigation in state and federal courts located within the State of Durango, Mexico, concerning the Velardeña mill. In October 2003, representatives from Minera William, S.A. de C.V. (an affiliate of the prior owner of the Velardeña mill and subsidiary of ECU Silver Mining, a Canadian company) presented to Minera Hecla court documents from a state court in Durango, Mexico, that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. In October 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. In February 2004, Minera Hecla obtained a permanent restraining order that prohibited further interference with our operation and possession of the mill. Minera William appealed that decision and on March 8, 2005, the Federal Court of Appeals in the City and State of Durango upheld the lower court decision in favor of the Company. We believe that Minera William has exhausted its appeals and the matter has concluded in our favor.

        The court proceeding discussed above has not affected Minera Hecla’s San Sebastian mine, located approximately 65 miles from the Velardeña mill. Although, we believe the matter successfully concluded, the above-mentioned dispute could result in future disruption of operations at the Velardeña mill.

Venezuela Litigation

        In February 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold doré produced from the La Camorra unit, which is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”). The impoundment was allegedly made due to irregularities in documentation that accompanied the shipment. That shipment was stored at the Central Bank of Venezuela. In March 2004, we filed with the Superior Tax Court in Bolivar City, State of Bolivar, an injunction action against the National Guard to release the impounded gold doré. In April 2004, that Court granted our request for an injunction, but conditioned release of the gold pending resolution of an unrelated matter (described in the following paragraph) involving a tax claim and embargo by the Venezuelan tax authority (“SENIAT”) that was proceeding in the Superior Tax Court in Caracas. In June 2004, the Superior Tax Court in Caracas ordered return of the impounded gold to Hecla. Although we encountered difficulties, delays, and costs in enforcing such order, the impounded gold was returned to us in July 2004 and was shipped to our refiner for further processing and sale by us. On March 29, 2005, the Supreme Court of Venezuela reversed the above-mentioned injunction in favor of MHV on grounds that the proper legal procedure would have been to oppose the embargo action by SENIAT rather than commence a separate injunction proceeding. We believe the decision by the Supreme Court of Venezuela should not have any adverse consequences to our Venezuela operations because, as mentioned below, MHV made a cash deposit with the court to prevent future enforcement of the embargo. All subsequent shipments of gold doré have been exported without intervention by Venezuelan government authorities, but there can be no assurance that such impoundments may not occur in the future or, that, if such were to occur, they would be resolved in a similar manner or time frame, or upon acceptable conditions or costs.

        MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra unit from Monarch Resources (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, State of Bolivar an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by the SENIAT. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurances as to the outcome of this proceeding. If the tax court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

        In February 2005, we were notified by the SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, the SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and involve further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of March 31, 2005. There can be no assurance that we will be successful in defending against the tax assessment, that there will not be additional assessments in the future or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

Other

        In October 2004, the National Miners Union at the Velardeña mill in Mexico initiated a strike in an attempt to unionize the employees at the San Sebastian mine. Production was affected during the fourth quarter of 2004, and continues to be affected as of the date of this report. There can be no assurance as to the outcome or length of the strike. In April 2005 and as of the date of this filing, non-employee union members have illegally blocked access to the mine, stopping production of ore from the Don Sergio vein. The State of Durango has filed criminal charges against several of the union leaders. Although we currently believe the strike will not materially affect our longer-term expected production, although there can be no assurance that the strike will not affect our longer-term production.

        The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all our production of gold has been exported and no sales have been made in the Venezuelan market. We currently expect that our credit for national sales will be exhausted in the middle of 2005, and we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will purchase gold from us, and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts, or we may have to inventory a portion of our gold production until such time as we find a suitable purchaser for our gold. These matters could have a material adverse effect on our financial results.

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

Note 6.   Loss per Common Share

        The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the losses applicable to common shareholders for the three months ended March 31, 2005 and 2004, in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

	Three Months Ended

	March 31,
	2005	2004

Income (loss) from operations before preferred stock dividends	$(3,296)	$6,180
Less: Preferred stock dividends	(138)	(11,188)

Basic loss applicable to common shareholders	$(3,434)	$(5,008)

Basic and diluted weighted average number of common shares	118,381	117,318

Basic and diluted loss per common share	$(0.03)	$(0.04)

        These calculations of diluted loss per share for the three months ended March 31, 2005 and 2004 exclude the effects of convertible preferred stock ($7.9 million in 2005 and 2004), restricted stock units, as well as common stock issuable upon the exercise of various stock options, as their conversion and exercise would be antidilutive, as follows:

	Three Months Ended

	March 31,
	2005	2004

1995 Stock Incentive Plan
Stock Options	2,348,668	213,500
2002 Key employee deferred compensation plan
Stock options	517,550	159,862
Stock units	12,705	4,944
Restricted stock units	182,500	—

        The convertible preferred stock above had a liquidation preference of $7.9 million, plus dividends in arrears of approximately $2.3 million, at March 31, 2005 and December 31, 2004, respectively. On May 6, 2005, our board of directors opted to pay the outstanding Series B Cumulative Convertible Preferred stock dividends in arrears on July 1, 2005, for an approximate total of $2.3 million.

Note 7.   Business Segments

        For GAAP purposes and in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we are organized and managed as three segments which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects), Mexico (the San Sebastian unit and various exploration projects) and the United States (the Greens Creek unit, the Lucky Friday unit and various exploration projects). General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to the segments.

        The following tables present information about reportable segments for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended

	March 31,
	2005	2004

Net sales to unaffiliated customers:
United States	$14,588	$14,725
Venezuela	9,690	11,755
Mexico	156	10,170

	$24,434	$36,650

Income (loss) from operations:
United States	$3,624	$3,966
Venezuela	365	2,926
Mexico	(2,262)	4,232
Other	(5,002)	(4,267)

	$(3,275)	$6,857

        The following table presents identifiable assets by reportable segment as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004

Identifiable assets:
United States	$78,243	$77,692
Venezuela	88,952	80,198
Mexico	18,927	23,362
Other	88,240	98,196

	$274,362	$279,448

Note 8.   Employee Benefit Plans

        We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three months ended March 31, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Service cost	$176	$123	$2	$2
Interest cost	803	707	19	28
Expected return on plan assets	(1,399)	(1,249)	—	—
Amortization of prior service cost	97	83	19	23
Amortization of net gain	(20)	(5)	(5)	(3)
Amortization of transition obligation	1	—	—	—

Net periodic benefit cost (income)	$(342)	$(341)	$35	$50

Note 9.   Stock-Based Plans

        At March 31, 2005 and 2004, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under stock-based compensation plans. We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We also provide the required disclosures of SFAS No. 123. Effective January 1, 2006, we will adopt the revisions to SFAS No. 123, which will require us to recognize compensation expense for employee services rendered in exchange for an award of equity instruments, based on the grant-date fair value of the award over the period during which the employee is required to provide service in exchange for the award. Had compensation expense for our stock-based plans been determined for awards during the three months ended March 31, 2005 and 2004 consistent with the provisions of SFAS No. 123, our losses and per share losses applicable to common shareholders would have been increased to the pro-forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Loss applicable to common shareholders
As reported	$(3,434)	$(5,008)
Stock-based employee compensation expense
included in reported loss	161	767
Total stock-based employee compensation
expense determined under fair value
based methods for all awards	(209)	(881)

Pro-forma loss applicable to common
shareholders	$(3,482)	$(5,122)

Loss applicable to common shareholders
per share:
As reported	$(0.03)	$(0.04)
Pro forma	$(0.03)	$(0.04)

Note 10.   New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material effect on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently evaluating the impact this new pronouncement will have on our consolidated financial statements.

        In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – An Interpretation of SFAS No. 143.” FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 becomes effective on January 1, 2006, and we are evaluating the impact, if any, this may have on our consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

        These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1 – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2004. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        Hecla Mining Company is a precious metals company originally incorporated in 1891 (in this report, “we” or “our” refers to Hecla Mining Company and/or our affiliates and subsidiaries). We are engaged in the exploration, development, mining and processing of silver, gold, lead and zinc. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to:

•	Manage all our business activities in a safe, environmentally responsible and cost-effective manner;

•	Give preference to projects where we will be the manager of the operation;

•	Provide a work environment that promotes personal excellence and growth for all our employees; and

•	Conduct our business with integrity and honesty.

        Our focus in 2005 is to continue progress on major capital projects at current operating properties, exploration and development of new and existing targets, and low-cost production. We believe these activities should help build our resource base and help maintain our low costs in the long term. Our strategy consists of the following:

•	Maintaining our production and cost profile;

•	Significantly increasing our proven and probable reserves via investment in exploration and acquisitions;

•	Positioning the company to double our silver and gold production;

•	Maintaining our financial strength; and

•	Focusing on silver and gold assets and production.

        We are organized and managed into three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects), Mexico (the San Sebastian unit and various exploration projects) and the United States (the Greens Creek unit, the Lucky Friday unit and various exploration projects). The maps at the right indicate the locations of our operating units and our exploration projects: the Hollister Development Block, the Block B concessions, which includes our Mina Isidora development project, and the Noche Buena feasibility project.

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

Results of Operations

        For the first quarter of 2005, we recorded a net loss of $3.3 million, compared to net income of $6.2 million during the first quarter of 2004. In support of our objective to grow and expand production, exploration and pre-development expenditures increased by $2.2 million compared to the first quarter of 2004. The strike at our Velardeña mill in Mexico has decreased the San Sebastian unit’s gross profit by $6.4 million, while decreased gold ore grades and rising operating costs combined to decrease gross profit from our other units by a total of $1.6 million. General and administrative expenses increased by $0.9 million due to increased corporate expenditures, including legal fees and the addition of personnel.

        The first quarter of 2005 has seen several favorable effects. For the first quarter of 2005 compared to the same period in 2004, the average price of silver increased 4% and our average realized price of gold increased 13%. Lead prices rose 16% and zinc prices increased by 23%, both of which are important by-products at our Greens Creek and Lucky Friday units. Expenses for interest and idle properties and income tax provisions have declined this year when compared to the first quarter of 2004. Our balance sheet continues to be strong, with $16 million in cash, and $48 million in investments, and we continue to be free of outstanding bank debt.

        Factors contributing to the quarter-on-quarter variances are discussed below in more detail under each operating property, corporate matters and financial condition and liquidity.

        The following table displays our actual silver and gold production (in thousand ounces) by operation for the quarters ended March 31, 2005 and 2004, and projected silver and gold production for the year ending December 31, 2005.

	Projected	First Quarters Ended March 31,
	2005	2005	2004

Silver ounce production:
San Sebastian unit (1)	600	—	857
Greens Creek unit (2)	3,000	897	745
Lucky Friday unit	2,800	521	483

Total silver ounces	6,400	1,418	2,085

	Projected	First Quarters Ended March 31,
	2005	2005	2004

Gold ounce production:
La Camorra unit	143	22	38
San Sebastian unit (1)	22	—	11
Greens Creek unit (2)	25	6	7

Total gold ounces	190	28	56

(1)	In October 2004, the National Miners Union at the Velardeña mill initiated a strike in an attempt to unionize employees at the San Sebastian mine. The strike has continued as of the date of this report and as a result, there was no ore processed or metal production during the first quarter of 2005. Projected production in 2005 from the San Sebastian unit may continue to be affected, as discussed in the Mexico segment below.

(2)	Reflects our 29.73% portion.

        Total cash and total production costs, and average metals prices were as follows:

	First Quarters Ended March 31,

	2005	2004

Average costs per ounce of silver produced:
Total cash costs per ounce ($/oz.) (1,3,4)	2.60	1.43
Total production costs per ounce ($/oz.) (1,3)	4.12	2.93

Average costs per ounce of gold produced:
Total cash costs per ounce ($/oz.) (2,3,4)	294	141
Total production costs per ounce ($/oz.) (2,3)	358	233

Average Metals Prices:
Silver-Handy & Harman ($/oz.)	7.00	6.71
Gold-Realized ($/oz.)	429	379
Gold-London Final ($/oz.)	427	408
Lead-LME Cash ($/pound)	0.44	0.38
Zinc-LME Cash ($/pound)	0.60	0.49

(1)	The higher costs per silver ounce during the first quarter of 2005 compared to 2004 are due in part to absence of production from our San Sebastian unit. Our costs per ounce amounts are calculated pursuant to standards developed by mining companies in conjunction with the Gold Institute, a non-profit trade group no longer in existence.

(2)	The increased costs per gold ounce during the first quarter of 2005 compared to 2004 are due to a 42% decrease in gold ounces produced at the La Camorra unit, resulting from a 47% decrease in the gold ore grade (see the Venezuelan segment below).

(3)	Costs per ounce of gold are based on the gold produced from the La Camorra unit, our sole gold operating property. Gold produced from San Sebastian and Greens Creek is treated as a by-product credit in calculating silver costs per ounce. Ore containing gold that we purchase from third parties in Venezuela is treated as a by-product credit in calculating gold costs per ounce.

(4)	Cash costs per ounce of silver or gold represent non-GAAP measurements that management uses to monitor and evaluate the performance of its mining operations. We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Cost of sales and other direct production costs, which excludes depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. Total cash costs per ounce provides investors and management with a consistent measure of cash flows generated by operations, and is frequently used by publicly-traded precious metals mining companies. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs (GAAP).

The Mexico Segment

        The San Sebastian unit, located in the State of Durango, Mexico, reported sales of $0.2 million in the first quarter of 2005, compared to $10.2 million in same period for 2004, and a loss from operations of $2.0 million in the 2005 period, compared to income from operations of $5.6 million in 2004. These decreases are primarily due to a strike at the Velardeña mill, where we process our ore from the San Sebastian mine, that prevented production during the entire first quarter of 2005. The San Sebastian unit reported cost of sales and other production costs of $0.5 million during the first quarter of 2005, compared to $3.3 million during the same period in 2004. Included in the (loss) income from operations during the first quarters of 2005 and 2004, respectively, were exploration expenditures of $1.2 million during both comparable periods.

        The National Miners Union at the Velardeña mill initiated a strike in October 2004 in an attempt to unionize employees at the San Sebastian mine. The mine employees have informed us, the union and the Ministry of Labor that they do not want to be organized. Although we are meeting regularly with government and union officials to resolve the issue, there can be no assurance as to the outcome or length of the strike. As a result of the strike, there was no ore processed or metal production during the first quarter of 2005, compared to almost 40,000 tons milled containing 857,000 ounces of silver and 11,000 ounces of gold during the first quarter of 2004. The San Sebastian unit had average grades of approximately 25 ounces of silver and 0.32 ounce of gold per ton during the first quarter of 2004.

        Through the first quarter of 2005, the mine continued to operate at a normal rate, stockpiling ore in preparation for future processing. On April 5, 2005 and continuing as of the date of this report, non-employee union members have illegally blocked access to the mine, stopping the production of ore from the Don Sergio vein. The State of Durango has filed criminal charges against several of the union leaders. During the first quarter of 2005, approximately 24,000 tons of ore-grade material was added to the stockpile, containing an estimated 290,000 ounces of silver and 6,000 ounces of gold.

        We completed mining on the Francine vein at the end of the first quarter of 2005. We are currently mining the end of the known resources on the Don Sergio vein at the San Sebastian mine, and we anticipate that the productive capacity of this vein will be exhausted near the middle of 2005, assuming a successful resolution of the current strike at the mill. Production will cease at this mine until new areas are identified and developed. The San Sebastian unit is forecast to produce approximately 0.6 million ounces of silver and 22,000 ounces of gold, respectively, for the year ending December 31, 2005, assuming the strike is resolved.

        The lack of metal production due to the strike resulted in an inability to calculate a meaningful total cash cost per ounce for the San Sebastian unit during the first quarter of 2005, compared to a negative $0.44 cash cost per ounce for the same period in 2004. Because gold is considered a by-product of our silver production, the negative cash cost per ounce is the result of a gold by-product credit that was approximately $5.47 per silver ounce for the first quarter of 2004. For the first quarter of 2005, there was no by-product credit as there was no gold production. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

The United States Segment

        Greens Creek

        The Greens Creek unit, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $10.1 million for our account during both the first quarter of 2005 and 2004. Income from operations increased to $3.2 million in the first quarter of 2005, from $3.0 million in the 2004 period, primarily the result of increased metals prices and a 20% increase in silver production due to higher silver ore grades, offset by the timing of shipments resulting in lower comparative sales (when comparing the increases in silver production and metals prices), and increased costs of production including higher fuel prices ($0.7 million), and exploration expenditures ($0.2 million). Cost of sales and other direct production costs as a percentage of sales from products decreased to 46.0% in the first quarter of 2005 from 53.5% in the 2004 period.

        Greens Creek produced 896,871 ounces of silver during the first quarter of 2005 as compared to 744,967 silver ounces produced during the same 2004 period, a 20% increase despite an 8% decrease in the volume of ore milled (approximately 55,000 tons in the 2005 period compared to 60,000 tons in the 2004 period). The increased silver production is the result of silver ore grades that were approximately 28% higher for the first quarter of 2005 as compared to the 2004 period. Greens Creek produced approximately 6,200 ounces of gold, 1,800 tons of lead and 5,100 tons of zinc during the first quarter of 2005, compared to 6,700 ounces of gold, 1,700 tons of lead and 5,400 tons of zinc during the first quarter of 2004.

        Silver and gold ore grades during the first quarter of 2005 were approximately 21 ounces per ton of silver and 0.16 ounce of gold per ton, compared to approximately 17 ounces per ton of silver and 0.17 ounce of gold per ton during the first quarter of 2004.

        The total cash costs per silver ounce increased by approximately 7% to $1.05 per ounce during the first quarter of 2005 from $0.98 during the 2004 period. The increase is the result of increased production costs, including increased fuel prices, offset by increased silver production. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs. For the year ending December 31, 2005, production is forecast to total approximately 3.0 million silver ounces, 24,000 ounces of gold and 7,000 and 25,000 tons of lead and zinc, respectively.

        Lucky Friday

        The Lucky Friday unit, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $4.4 million during the first quarter of 2005, compared to $4.7 million during the first quarter of 2004, and income from operations of $0.4 million during the first quarter of 2005, compared with $1.0 million during the same period in 2004. The decrease in income from operations is primarily the result of higher costs attributable to mining at a greater depth and increased personnel costs, the deferral of sales to product inventory in March due to a two-week maintenance closure at the smelter, offset by higher average metals prices and increased production due to a 9% increase in tons milled (43,000 tons in 2005 versus 39,000 tons in 2004). For the first quarter of 2005, Lucky Friday produced approximately 521,000 ounces of silver and 3,000 tons of lead, compared to 483,000 ounces of silver and 2,800 tons of lead a year ago.

        Cost of sales and other direct production costs as a percentage of sales from products increased to 87.9% during the first quarter of 2005, from 79.1% during the first quarter of 2004. Costs will remain higher until the new access is completed on the 5900 level of the Gold Hunter deposit, a property we have been mining at the Lucky Friday unit for the past several years, under a long term lease agreement negotiated in 1968. Development of the 5900 level continued during the first quarter of 2005, with the completion of a 4,946 foot drift and 460 feet of lateral advancement. In the second half of 2005, full production on the new level is expected.

        The total cash costs per silver ounce during the first quarter of 2005 decreased to $5.26, compared to $5.44 during the 2004 period, primarily due to a strong by-product credit from increased lead and zinc prices, and increased silver production partially offset by increased production costs. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs. For the year ending December 31, 2005, production is forecast to total approximately 2.8 million silver ounces and 15,000 tons of lead.

The Venezuela Segment

        We currently operate the La Camorra unit, located in the eastern Venezuelan State of Bolivar. At the present time, La Camorra is our sole designated gold operation. The La Camorra unit consists of the La Camorra mine, a custom milling business, and exploration and development activities on the Block B concessions located approximately 70 miles north-northwest of the La Camorra mine. During 2004, we commenced development of an additional operating gold property, Mina Isidora, on the Block B concessions.

        Sales of product during the first quarter of 2005 were $9.7 million, a decrease of $2.1 million, or 18%, compared to sales of product of $11.8 million during the 2004 comparable period. During the first quarter of 2005, the La Camorra unit produced approximately 22,000 ounces of gold compared to 38,000 ounces during the first quarter of 2004, primarily due to a 47% negative variance in gold ore grade, which was 0.45 ounce of gold per ton in 2005 compared to an average grade of 0.84 ounce of gold per ton during the first quarter of 2004. Ore grades are expected to improve over the remainder of 2005 to near proven and probable ore-grade levels, as higher-grade areas of the mine are developed. Tons milled in 2005 increased 12% over the 2004 period, from approximately 45,000 tons in 2004 to 50,000 tons in 2005. Total gold production for the La Camorra unit, including custom milling and anticipated production from Mina Isidora, is projected to reach approximately 143,000 ounces for the year ending December 31, 2005.

        The negative production variance is offset by an 17% increase in the realized price of gold, which increased to $429 per ounce during the first quarter of 2005 compared to $365 per ounce in 2004. Our realized gold price during 2004 was less than the average London Final prices for that quarter ($408 per ounce) due to forward gold sales contracts at $288.25 per ounce for a portion of our production. We delivered on all outstanding forward gold sales contracts by the end of 2004.

        For the quarter ended March 31, 2005, the La Camorra unit reported income from operations of $0.4 million, compared to income from operations of $2.9 million from the same period in 2004, primarily due to the decrease in sales as discussed above, a 35% increase in operating costs primarily due to the higher cost of mining at greater depth at the La Camorra mine, as well as a foreign exchange loss in March 2005 due to an increase in the government-fixed exchange rate of the bolivar to the U.S. dollar at 2,150 to $1 (previously set at 1,920 to $1). In order to mine more efficiently at the greater depths of the La Camorra mine, we are currently constructing a production shaft that is anticipated to be in service in the second quarter of 2005, which is anticipated to decrease operating costs.

        Due to the exchange-rate controls in place, the La Camorra unit recognized foreign exchange gains, which reduced by $1.7 million during the first quarter of 2005 and $2.2 million during the same period in 2004, respectively, due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As mentioned above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates ranging from 25% to 60%.

        Cost of sales and other direct production costs as a percentage of sales from products increased to 62.5% during the first quarter of 2005, from 38.2% during the same period in 2004, with a total cash cost of $294 per ounce, compared to a total cash cost of $141 per ounce during the first quarter of 2004. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

        Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items we previously purchased in Venezuela have been ordered from outside the country. Increased lead times in receiving orders from outside Venezuela have continued to require a further increase in supply inventory at the La Camorra mine as of March 31, 2005 ($9.9 million), compared to December 31, 2004 ($9.0 million), and prepayments to vendors, which have increased to $4.5 million at March 31, 2005, from $2.7 million since December 31, 2004.

        In February 2005, Venezuela’s Basic Industries Minister announced that Venezuela will review all foreign investments in non-oil basic industries, including gold projects, to maximize technological and developmental benefits and align investments with the current administration’s social agenda. The Minister indicated Venezuela is seeking transfers of new technology, technical training and assistance, job growth, greater national content, and creation of local downstream industries and that the transformation would require a fundamental change in economic relations with major multinational companies. We have several contracts, a concession and one lease which could be subject to review. To the best of our knowledge, all of our properties are in compliance with the regulations and requirements of the agreements. Additionally, we believe we have gone beyond the mandated requirements in community and social development and believe we are generally perceived as having an overall positive impact on the region.

        Also in February 2005, the Venezuelan government announced new regulations concerning the export of goods and services from Venezuela, which will require, effective April 1, 2005, all goods and services to be invoiced in the currency of the country of destination or in U.S. dollars. We are currently evaluating the impact of these new regulations; however, we may no longer be able to export our production in bolivares, which could result in an increase in our costs. In addition, the new regulations may impact our cash flows, our profitability of operations, and our production in Venezuela. There can be no assurance that further developments or interpretations of these regulations are limited to the impact we have described herein.

        Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), which owns and operates our La Camorra unit, is involved in litigation in Venezuela with the Venezuelan tax authority (“SENIAT”) concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolivar City, State of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by the SENIAT. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurance as to the outcome of this proceeding. If the Tax Court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our Venezuela operations and have a material adverse effect on our financial condition.

        In February 2005, we were notified by the SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, the SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and include further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of March 31, 2005. There can be no assurance that we will be successful in defending ourselves against the tax assessment, that there will not be additional assessments in the future or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

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

        In addition, our operations may also be affected by the presence of small and/or illegal miners who attempt to operate on the fringes of major mining operations. Although we, in conjunction with local authorities and/or the Venezuelan National Guard, employ strategies to control the presence and/or impact of such miners, including the commencement of a custom milling program in 2004 for small mining cooperatives working in the area of Mina Isidora, there can be no assurance that such miners will not adversely affect our operations or that the local authorities and/or the Venezuelan National Guard will continue to assist our efforts to control their impact.

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

Corporate Matters

        Dividends for preferred stock were considerably lower during the first quarter of 2005 ($0.1 million) when compared to the same period in 2004 ($11.2 million). During the first quarter of 2005, dividends of approximately $0.1 million were declared and subsequently paid on April 1, 2005. Included in the first quarter 2004 preferred stock dividends were non-cash dividend charges of approximately $10.9 million related to exchanges of preferred stock for common stock. For more information, see Note 10 – Shareholders’ Equity in our annual report filed on Form 10-K for the year ended December 31, 2004. On May 6, 2005, our Board of Directors opted to pay the outstanding Series B Cumulative Convertible Preferred Stock dividends in arrears, for an approximate total of $2.3 million.

        Pre-development expense increased $1.8 million during the first quarter of 2005 compared to the first quarter of 2004, due to increased activity at the Hollister Development Block in Nevada, for which final permits have been issued and surface and underground construction has commenced. Exploration expense increased $0.4 million during the first quarter of 2005 compared to the same period in 2004, primarily due to increased exploration expenditures associated with the Noche Buena feasibility project in northern Mexico ($0.3 million), as well as the Greens Creek unit ($0.2 million).

        General and administrative expenses increased $0.9 million during the first quarter of 2005 compared to 2004, primarily due to increased corporate expenditures in 2005, including accounting, audit and legal fees and the addition of personnel.

        Provision for income taxes was lower by $0.4 million during the first quarter of 2005 compared to the first quarter of 2004.

        Other operating expense, net of other operating income, decreased $0.5 million during the first three months of 2005, from $1.2 million in 2004 to $0.7 million in the 2005 period, primarily due to decreased accruals of $0.8 million for variable plan accounting on certain stock options outstanding due to the decreases in our common stock price during the first three months of 2005 compared to the 2004 period, as well as a gain of $0.6 million recorded for the sale of royalty interests, partially offset by an increased foreign exchange loss ($0.8 million), due to an increase in the Venezuelan government-fixed exchange rate of the bolivar to the U.S. dollar at 2,150 to $1 (previously set at 1,920 to $1) in March 2005.

        The provision for closed operations and environmental matters decreased $0.4 million during the first quarter of 2005, principally due to lower legal and other expenditures related to Idaho’s Coeur d’Alene Basin ($0.2 million), and a lower provision for future reclamation and other closure costs during 2005 compared to the 2004 period ($0.2 million).

        Interest expense decreased $0.2 million during the first quarter of 2005 compared to the same period in 2004, due to no outstanding bank debt during the first quarter of 2005.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs (GAAP)

        The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), a reconciliation for each individual silver operating property, as well as a summary reconciliation of total cash costs that is reported in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the quarters ended March 31, 2005 and 2004 (in thousands, except costs per ounce). We believe cash costs per ounce of silver or gold provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other operating mining properties. Cost of sales and other direct production costs, which excludes depreciation, depletion, and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. Total cash cost per ounce provides investors and management with a consistent measure of cash flows generated by operations, and is frequently used by publicly-traded precious metals mining companies. “Total cash cost per ounce” is a measure developed by gold companies in conjunction with the Gold Institute in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

	Venezuela Segment (1)

	Three Months Ended March 31,
	2005	2004

Total cash costs (2)	$6,181	$5,235
Divided by ounces produced	21	37

Total cash cost per ounce produced	$294	$141

Reconciliation to GAAP:
Total cash costs	$6,181	$5,235
Treatment & freight costs	(412)	(459)
By-product credits	306	65
Change in product inventory	(48)	(402)
Reclamation and other costs	31	46

Cost of sales and other direct
production costs (GAAP)	$6,058	$4,485

		U.S.		Mexico

	Mexico & U.S. Segments Combined	Lucky Friday Unit	Greens Creek Unit	San Sebastian Unit (3, 4)

	Three months ended March 31, 2005

Total cash costs (2)	$3,682	$2,743	$939	$—
Divided by ounces produced	1,418	521	897	—

Total cash cost per ounce produced	$2.60	$5.26	$1.05	$—

Reconciliation to GAAP:
Total cash costs	$3,682	$2,743	$939	$—
Reclamation and other costs	54	13	41	—
Treatment & freight costs	(4,851)	(1,409)	(3,442)	—
By-product credits	10,078	2,883	7,195	—
Idle facility cost	511	—	—	511
Change in product inventory	(389)	(328)	(61)	—

Cost of sales and other direct
production costs (GAAP)	$9,085	$3,902	$4,672	$511

	Three months ended March 31, 2004

Total cash costs (2)	$2,982	$2,629	$729	$(376)
Divided by ounces produced	2,085	483	745	857

Total cash cost per ounce produced	$1.43	$5.44	$0.98	$(0.44)

Reconciliation to GAAP:
Total cash costs	$2,982	$2,629	$729	$(376)
Reclamation and other costs	175	11	89	75
Treatment & freight costs	(4,695)	(1,164)	(3,069)	(462)
By-product credits	13,508	2,112	6,711	4,685
Change in product inventory	393	89	932	(628)

Cost of sales and other direct
production costs (GAAP)	$12,363	$3,677	$5,392	$3,294

	Three Months Ended March 31,
	2005	2004

Reconciliation to GAAP, All Locations:
Total cash costs (2)	$9,863	$8,217
Treatment & freight costs	(5,263)	(5,154)
By-product credits	10,384	13,573
Change in product inventory	(437)	(9)
Idle facility cost	511	—
Reclamation and other costs	85	221

Cost of sales and other direct
production costs (GAAP)	$15,143	$16,848

(1)	Costs per ounce of gold are based on the gold produced by the La Camorra mine only. During the first quarter of 2005 and 2004, a total of 767 ounces and 164 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the first quarters of 2005 and 2004 were the costs to purchase the ore of approximately $0.5 million and $0.3 million, respectively.

(2)	Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.

(3)	Due to the strike at the Velardeña mill in Mexico, costs totaling $511,000 have been excluded from the determination of silver costs per ounce during the first quarter of 2005, as they are not representative of costs associated with first quarter silver ounces produced.

(4)	During 2004, gold was accounted for as a by-product at the San Sebastian unit whereby revenues from gold were deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following costs per ounce would have been reported:

	Three months ended March 31,
	2005	2004

Total cash costs (excluding by-product credits)	$—	$4,309
Revenues
Silver	—	55.2%
Gold	—	44.8%
Ounces produced
Silver	—	857
Gold	—	11
Total cash cost per ounce produced
Silver	$—	$2.77
Gold	$—	$168

Financial Condition and Liquidity

        At March 31, 2005, we had cash and cash equivalents of $15.6 million and $47.8 million in short-term investments. Our cash requirements have been funded primarily by our existing cash balances and short-term investments held at the beginning of the quarter. Our cash needs over the next nine months will be primarily related to capital expenditures, exploration activities and reclamation expenditures, and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations and/or future borrowings or debt or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

Operating Activities

        Cash flow from operating activities decreased by $12.0 million in the first quarter of 2005 compared to the same period of 2004, due primarily to a decrease in net income of $9.5 million related to a strike in Mexico and our commitment to exploration, feasibility, and pre-development costs. Working capital changes resulted in positive cash flows totaling $2.1 million for the first quarter of 2005 compared to the same period in 2004, in particular:

•	Trade accounts receivable increased by a lesser amount ($3.0 million) in the first quarter of 2005 than in 2004. The difference is attributable to the timing of shipments and collections for the Greens Creek unit, from which large volumes of concentrates are periodically shipped in bulk oceangoing vessels.

•	Accounts payable obligations required a lesser amount of cash ($0.7 million) in the first quarter of 2005 than in 2004, due primarily to an $0.8 million interest payment in the first quarter of 2004.

•	Prepaid expenses increased less ($0.9 million) in the first quarter of 2005 than in 2004, which was attributable to lower level of deposits required of vendors for materials and services related to capital projects in Venezuela.

The foregoing sources of cash from working capital changes were offset by the following negative effects:

•	Materials inventories increased by a greater amount ($0.6 million) in the first quarter of 2005 than in 2004. The increase was driven by the escalation of operational activity at Mina Isidora in Venezuela, as well as increases at La Camorra mine due to the long lead time in ordering supplies outside the country, offset partly by decreased materials inventories at San Sebastian resulting from the strike at the Velardeña mill.

•	Product inventories increased by a greater amount ($2.0 million) in the first quarter of 2005 than in 2004. The increase in 2005 was due primarily to the building of an ore stockpile in Mexico attributable to the strike, partly offset by decreased product inventories at March 31, 2005 related to the timing of gold shipments from Venezuela.

        Non-cash elements included depreciation, depletion and amortization expense (lower by $2.5 million), no provision in 2005 for deferred income taxes (lower by $0.7 million), a $0.6 million non-cash gain recorded for the sale of royalty interests, a reduced adjustment for compensation expense primarily recognized for variable plan accounting on certain stock options compared with the first quarter of 2004 (lower by $0.6 million) and a lower provision recorded for future reclamation and closure costs (lower by $0.3 million).

Investing Activities

        Investing activities required $11.9 million in cash during the first quarter of 2005 compared to $18.5 million in 2004. We purchased $31.5 million in held-to-maturity securities primarily for adjustable rate securities, offset by maturities of similar instruments, as well as bonds and other interest-bearing investments, totaling $42.7 million. Another $13.2 million in cash was used to purchase publicly traded securities. In addition, $9.8 million was used for additions to properties, plants, and equipment, of which the most significant components were the shaft project at the La Camorra mine and development of the Mina Isidora mine in Venezuela, and the Lucky Friday Gold Hunter 5900 level development project.

        For 2005, we estimate our capital expenditures will be in the range of $40.0 to $47.0 million, which represents sustaining capital at our existing operations and expansion capital for shaft construction at the La Camorra mine, equipment and development at Mina Isidora and development at the Lucky Friday unit. There can be no assurance that our estimated capital expenditures for 2005 will be in the range we have projected.

Financing Activities

        Financing activities provided approximately $0.2 million in cash from common stock issued upon the exercise of 51,255 employee stock options, compared to $2.0 million provided in the first quarter of 2004 from the exercise of employee stock options ($1.3 million) and the net borrowings of debt ($0.7 million).

Contractual Obligations and Contingent Liabilities and Commitments

        The table below presents our fixed, noncancelable contractual obligations and commitments primarily related to our earn-in agreement obligations, outstanding purchase orders, and certain capital expenditures and lease arrangements as of March 31, 2005 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Purchase obligations	$8,622	—	—	—	$8,622
Contractual obligations (1)	1,480	—	—	—	1,480
Earn-in agreement (2)	2,121	—	—	—	2,121
Operating lease commitments (3)	701	627	11	—	1,339

Total contractual cash obligations	$12,924	$627	$11	$—	$13,562

(1)	As of March 31, 2005, we were committed to approximately $1.3 million for Venezuelan employee transportation to the La Camorra mine, and $0.2 million for various capital projects in Venezuela.

(2)	In August 2002, we entered into an earn-in agreement with Rodeo Creek Gold Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), concerning exploration, development and production on Great Basin’s Hollister Development Block gold property. The agreement provides us with an option to earn a 50% working interest in the Hollister Development Block in return for funding a two-stage, advanced exploration and development program leading to commercial production. As of March 31, 2005, we were contractually committed to approximately $2.1 million, which represents the remaining portion of the first stage of the agreement. The $2.1 million has not been recorded in our Consolidated Financial Statements although project-to-date we have incurred expenditures of $8.2 million, which has been recorded on our Consolidated Financial Statements as pre-development expenditures.

(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.

        We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At March 31, 2005, our reserves for these matters totaled $74.5 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. During 2005, expenditures for environmental remediation and reclamation are estimated to be in the range of $8.0 million to $10.0 million. For additional information relating to our environmental obligations, see Note 5 to our Notes to Consolidated Financial Statements.

Other

        In May 2005, we signed a letter agreement to acquire the Guariche gold project in Venezuela, which would more than double our land position in that country. To obtain the property, we will acquire the shares of the subsidiary corporations of Triumph Gold Corporation (“Triumph”), which collectively control the concessions. The transaction has been approved by the board of directors of each company, and is subject to approval by the shareholders of Triumph. We have proposed to issue to Triumph 1.5 million units of stock, each unit consisting of one share of common stock and one warrant, entitling the holder to purchase one additional common share for a period of four years. The warrant exercise price shall be $4.856, which represents the average closing price of our common stock for the 10 days preceding the date of the letter agreement. In addition to the stock and warrants, we have agreed to a cash payment to Triumph of $75,000, and are giving Triumph the ability to earn an interest into the rights we hold in two other Venezuelan concessions by conducting exploration on the properties. The letter agreement provides us the right to buy back into the properties and operate them, as well as providing us with a right to buy into Triumph’s Las Flores property.

        Holders of our Series B preferred stock are entitled to receive cumulative cash dividends at the annual rate of $3.50 per share, payable quarterly, when and if declared by the board of directors. As of January 31, 2002, we had not declared and paid the equivalent of six quarterly dividends, entitling holders of the preferred stock to elect two directors at our annual shareholders’ meeting. On May 10, 2002, holders of the preferred stock, voting as a class, elected two additional directors, both of whom continue to serve on the board. In February 2005, we declared a dividend payable on April 1, 2005 to preferred shareholders of record totaling approximately $0.1 million. On May 6, 2005, our Board of Directors opted to pay the outstanding dividends in arrears payable on July 1, 2005, for an approximate total of $2.3 million.

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

        For information on hedged positions and derivative instruments, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make a wide variety of estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Our accounting policies are described in Note 1 of the Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2004. We have identified our most critical accounting policies below that are important to the portrayal of our current financial condition and results of operations. Management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors and the audit committee has reviewed the disclosures presented below.

Revenue Recognition

        Sales of all metals products sold directly to smelters (including by-products) are recorded as revenues when title and risk of loss transfer to the smelter at forward prices for the estimated month of settlement for the Greens Creek and Lucky Friday units. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter, we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted monthly until final settlement at month-end metals prices and final metal content. If a significant variance was observed in estimated metals prices or metal content compared to the final actual metals prices or content, our monthly results of operations could be affected. Sales of metals in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer.

        Sales of concentrates and precipitates (including by-products) from the Greens Creek, Lucky Friday and San Sebastian units are sold directly to smelters and recorded as revenues, with recorded amounts adjusted to month-end metals prices until final settlement.

        Changes in the market price of metals significantly affect our revenues, profitability and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions; demand; forward selling by producers; expectations for inflation; central bank sales; custom smelter activities; the relative exchange rate of the U.S. dollar; purchases and lending; investor sentiment; and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of silver, gold, lead and zinc, our earnings are directly related to the prices of these metals. If the market prices for these metals fall below our total production costs, we will experience losses on such sales.

Proven and Probable Ore Reserves

        At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which management believes can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological estimates using current operating costs and metals prices. Periodically, but less often than annually, management obtains external audits of reserves.

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

Depreciation and Depletion

        The mining industry is extremely capital intensive. We capitalize property, plant and equipment and depreciate these items consistent with industry standards. The cost of property, plant and equipment is charged to depreciation expense based on the estimated useful lives of the assets using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. As discussed above, our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

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

        Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation; uncertainties associated with defining the nature and extent of environmental contamination; the uncertainties relating to specific reclamation and remediation methods and costs; application and changing of environmental laws; regulations and interpretations by regulatory authorities; and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $74.5 million at March 31, 2005, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next 30 years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 “Accounting for Contingencies,” SFAS No. 143 and AICPA Statement of Position 96-1 “Environmental Remediation Liabilities.” It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of March 31, 2005, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $48.4 million. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

Foreign Exchange in Venezuela

        As of March 3, 2005, the Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 2,150 bolivares to $1 (previously 1,920 to $1 during 2004 and the first two months of 2005), which are the exchange rates we utilized to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements.

Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and are periodically revised and/or updated.

        Due to the exchange controls in place, the La Camorra unit recognized foreign exchange gains, which reduced our cost of sales by $1.7 million in the first quarter of 2005 and $2.2 million in the same 2004 period, due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates ranging from 25% to 60%.

By-product Credits at the San Sebastian Unit in Mexico

        Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from gold production and the strong gold prices. Our costs per ounce amounts are calculated pursuant to standards developed by mining companies in conjunction with the Gold Institute, a non-profit trade group no longer in existence. The lack of metal production due to the strike at the Velardeña mill, as discussed above, resulted in no meaningful total cash cost per ounce during the first quarter of 2005, compared to a negative $0.44 per silver ounce during the first quarter of 2004. For the first quarter in 2004, gold by-product credits were approximately $5.47 per silver ounce. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	Three months ended March 31,
	2005	2004

Silver	$—	$2.77
Gold	$—	$168

        Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide an indicator of cash flow generation at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs.

Value-added Taxes

        Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $7.8 million (net of a reserve for anticipated discounts totaling $1.9 million) at March 31, 2005, and $7.4 million at December 31, 2004 (net of a reserve for anticipated discounts of $1.9 million).

        As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in April 2005, for the periods of November 2002 through May 2004. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 20% of face value at March 21, 2005 and December 31, 2004, respectively. In April 2005, we received and sold $3.1 million of VAT refunds to an outside third-party for a net discount of 15%.

New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 did not have a material effect on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS No. 123(R) on January 1, 2006, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently evaluating the impact this new pronouncement will have on our consolidated financial statements.

        In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” FIN No. 147 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 becomes effective on January 1, 2006, and we are evaluating the impact, if any, this may have on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at March 31, 2005, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. We believe there has been no material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1 – Risk Factors in our Form 10-K for the year ended December 31, 2004).

Interest-Rate Risk Management

        At March 31, 2005, certain of our short-term investments were subject to changes in market interest rates and were sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments in the future, such as interest rate swaps, to manage the risk associated with interest rate changes.

        The following table presents principal cash flows (in thousands) for short-term investments sensitive to changes in market interest rates at March 31, 2005, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date
							Fair
	2005	2006	2007	2008	2009	Total	Value

Short-term investments	$25,407	—	—	—	—	$25,407	$25,407
Average interest rate	2.51%

Commodity-Price Risk Management

        At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts, to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We are exposed to certain losses, generally the amount by which the contract price exceeds the spot price of a commodity, in the event of nonperformance by the counterparties to these agreements. The instruments held by us are not leveraged and are held for purposes other than trading. All contracts outstanding at March 31, 2005, are required to be accounted for as derivatives under SFAS No. 133.

        The following table provides information about our forward sales contracts at March 31, 2005. The table presents the notional amount in tonnes, the average forward sales price and the total-dollar contract amount expected by the maturity dates, which occur during 2005.

Expected Maturity Date 2005

Forward contracts:
Lead tonnes	2,025
Future price (per tonne)	$766.53
Contract amount (in thousands)	$1,552
Estimated fair value	$(431)

Estimated % of annual production
committed to contract	9%

        At March 31, 2005, a decrease of $0.01 per pound in the price of lead would decrease our exposure to losses in 2005 by approximately $38,000.

Item 4.   Controls and Procedures

        (a)   Disclosure and controls procedures:   An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that disclosure controls and procedures were effective as of March 31, 2005, in ensuring that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods.

        (b)   Changes to internal control over financial reporting:   In our December 31, 2004 Annual Report on Form 10-K, management, in consultation with the Audit Committee, concluded that internal controls over financial reporting in place at December 31, 2004, were ineffective due to three material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Two of the material weaknesses concerned the employee strike at our Velardeña mill (the “mill”) in Mexico. First, management was not able to complete testing of all internal controls at the mill, as access to the mill was restricted, as provided by Mexican law and practice, by the employees on strike. Second, operations personnel, in order to preserve the equipment, prepared for the strike by emptying work-in-process inventory into the tailings impoundment at the mill, and the emptying of the work-in-process inventory was not properly communicated to accounting personnel.  The third material weakness related to the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico. The status of these three material weaknesses at March 31, 2005, was as follows:

•	During the first quarter of 2005, the strike at the mill continued. Accordingly, we believe the material weakness we reported in our Form 10-K for the year ended December 31, 2004, had no effect on our internal controls over financial reporting for the first quarter ended March 31, 2005. We continue to believe the strike will ultimately be resolved and operations at the mill will resume. At that time, we believe we will be able to complete our testing of internal controls and affirmatively report on the effectiveness of internal controls at the mill.

•	The second material weakness regarding communication of the emptying of the work-in-process inventory into the tailings impoundment at the mill has been remediated through discussion and education of personnel involved in the mill operating and financial reporting process. Management believes this to be an isolated incident due to the circumstances surrounding the strike and has taken steps to prevent a recurrence in the future.

•	Regarding the third material weakness, management has designed and implemented new control procedures to remediate the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico. Steps taken during the first quarter of 2005 to eliminate this material weakness included providing additional training to the accounting staff in Mexico concerning proper recording of accounts payable transactions and the reconciliation and review of accounts payable and related accounts payable transactions and balances. Management performed additional oversight and review procedures throughout the first quarter and on March 31, 2005, to ensure that accounts payable balances in Mexico were properly stated. Management believes these controls have been, and will continue to be, effective in remediating this material weakness.

        (c)   Limitation on the effectiveness of controls:   Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information

Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

        For information concerning legal proceedings, refer to Note 5 to our Notes to Consolidated Financial Statements, which is incorporated by reference into this Item 1.

Item 3.   Defaults Upon Senior Securities

        In December 2004 and February 2005, we declared a dividend payable to preferred shareholders of record, totaling approximately $0.1 million each occurrence. These dividends were paid on January 3, 2005 and April 1, 2005, respectively. On May 6, 2005 our Board of Directors opted to pay the outstanding Series B Cumulative Convertible Preferred stock dividends in arrears on July 1, 2005, for an approximate total of $2.3 million.

Item 6.   Exhibits

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

HECLA MINING COMPANY
(Registrant)

Date: May 10, 2005	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date: May 10, 2005	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – March 31, 2005
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.1	Indemnification Agreement dated February 25, 2005, between Hecla Mining Company and George R. Nethercutt, Jr. Filed as exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

(1)	Indicates a management contract or compensatory plan or arrangement.

* Filed herewith