Form 10-K/A
period 2004-12-31
HECLA MINING CO/DE/
filed 2005-06-21
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-1

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
Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
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

-i-

-i-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Overview	52
Results of Operations	56
2004 Compared to 2003	56
Mexico Segment	56
United States Segment	57
-Greens Creek	57
-Lucky Friday	57
Venezuelan Segment	58
Corporate Matters	61
2003 Compared to 2002	62
Mexico Segment	63
United States Segment	64
-Greens Creek	64
-Lucky Friday	64
Venezuelan Segment	65
Corporate Matters	65
Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other
Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)	67
Financial Condition and Liquidity	70
Contractual Obligations and Contingent Liabilities and Commitments	70
Operating Activities	71
Investing Activities	71
Financing Activities	72
Other	72
Critical Accounting Policies	73
Revenue Recognition	73
Proven & Probable Ore Reserves	74
Depreciation & Depletion	75
Impairment of Long–Lived Assets	75
Environmental Matters	75
Foreign Exchange in Venezuela	76
Byproduct Credits at the San Sebastian Unit in Mexico	77
Value–added Taxes	77
New Accounting Pronouncements	78
Forward Looking Statements	80

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	81
Interest–Rate Risk Management	81
Commodity–Price Risk Management	81

Item 8. Financial Statements and Supplementary Data	83

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosures	83

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

Projections included in this Form 10-K/A-1 have been prepared based on internal budgets and assumptions, which we believe to be reasonable, but not in accordance with GAAP or any guidelines of the Securities and Exchange Commission. Actual results will vary, perhaps materially, and we undertake no obligation to update the projections at any future date. You are strongly cautioned not to place undue reliance on such projections.

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

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations, which are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations from period-to-period from a cash flow perspective. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7 — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

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

Risk Factors

The following risks and uncertainties, together with the other information set forth in this Form 10-K/A-1, should be carefully considered by current and future investors in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of our common and/or preferred stock.

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

  Management’s Report on Internal Control over Financial Reporting

Beginning in 2005, Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”) requires the Company to include an internal control report of management in its Annual Report on Form 10-K/A-1. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting. Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, the Company has been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. During the second quarter of 2004, the Company commenced testing its internal controls. The Company’s documentation and testing to date have identified certain gaps in the design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. The Company’s auditors also commenced their audit of internal control procedures during the third quarter of 2004. Because of an ongoing strike at the Company’s Velardeña Mill, the Company and its auditors were unable to access such facility to test all internal controls at the Mill and, thus, the Company’s independent auditors have disclaimed any opinion on the Company’s internal controls. During its process, the Company identified three material weaknesses in internal controls over financial reporting, as described in “Management’s Report on Internal Controls over Financial Reporting,” included herein under Item 9A, Controls and Procedures. Due to the presence of material weaknesses, management has concluded that its internal control over financial reporting is ineffective as of December 31, 2004. The existence of the above factors and circumstances create a risk that such controls might have been inadequate to prevent inaccuracies in the Company’s financial statements, which could result in costs to remediate such controls or inaccuracies in the Company’s financial statements. These factors also may create a risk that the Company may have increased difficulty or expense in transactions, such as financings, involving such financial statements or a risk of adverse reaction of those who regularly review the Company’s financial statements, including customers, vendors, shareholders, analysts, regulators, and the market generally.

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

Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations, which are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations from period-to-period from a cash flow perspective.

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

	Years Ended December 31,
Production	2004	2003	2002

Ore processed (tons)	199,453 (1)	197,591 (1)	194,960
Gold (ounces)	130,436 (1)	126,567 (1)	167,386

Average Cost per Ounce of Gold Produced (2)

Cash operating costs	$176	$154	$137
Total cash costs	$180	$154	$137
Total production costs	$271	$222	$206

Proven and Probable Ore Reserves (3,4,5,6,7)	12/31/04	12/31/03	12/31/02

Total tons	356,192	318,644	453,224
Gold (ounces per ton)	0.60	0.69	0.91
Contained gold (ounces)	213,244	220,552	412,332

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

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

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

(7)	An independent audit of the 2001 year end reserves at La Camorra mine was completed in 2002.

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

At December 31, 2004, there were 48 salaried and 192 hourly employees associated with Block B.

Information with respect to Mina Isidora’s proven and probable ore reserves is set forth in the table below.

Proven and Probable Ore Reserves (1,2,3,4)	12/31/04	12/31/03

Total tons	338,965	500,011
Gold (ounces per ton)	1.03	0.66
Contained gold (ounces)	350,547	327,303

(1)	For proven and probable ore reserve assumptions, including assumed metals prices, see Glossary of Certain Terms.

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

(4)	An independent audit of the 2003 year end reserves for the Mina Isidora property was completed in 2004.

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

	Years Ended December 31,
Production	2004	2003	2002

Ore milled (tons)	128,711	150,717	156,532
Silver (ounces)	2,042,173	4,085,038	3,432,394
Gold (ounces)	33,563	47,721	41,510

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$(0.10)	$(0.46)	$0.91
Total cash costs	$0.21	$(0.25)	$1.09
Total production costs	$2.11	$0.71	$2.06

Proven and Probable Ore Reserves (3,4,5,6,7)	12/31/04	12/31/03	12/31/02

Total tons	30,300	170,711	369,556
Silver (ounces per ton)	15.4	22.3	23.7
Gold (ounces per ton)	0.29	0.26	0.24
Contained silver (ounces)	465,400	3,812,503	8,761,109
Contained gold (ounces)	8,600	43,731	88,269

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

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

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

(7)	An independent audit of the 2001 year end reserves at San Sebastian was completed in 2002.

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

	Years Ended December 31, (reflects 29.73% interest)
Production	2004	2003	2002

Ore milled (tons)	239,456	232,297	218,072
Silver (ounces)	2,886,264	3,480,800	3,244,495
Gold (ounces)	25,624	29,564	30,531
Zinc (tons)	22,649	22,809	23,875
Lead (tons)	7,384	8,289	8,200

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$0.98	$1.10	$1.76
Total cash costs	$1.13	$1.18	$1.81
Total production costs	$3.47	$3.64	$4.28

Proven and Probable Ore Reserves (3,4,5,6,7)	12/31/04	12/31/03	12/31/02

Total tons	2,358,189	2,226,361	2,095,703
Silver (ounces per ton)	14.1	14.1	14.9
Gold (ounces per ton)	0.11	0.12	0.13
Zinc (percent)	10.2	10.7	11.4
Lead (percent)	3.9	4.0	4.2
Contained silver (ounces)	33,334,025	31,386,366	31,252,609
Contained gold (ounces)	261,604	256,726	268,603
Contained zinc (tons)	240,467	237,202	238,029
Contained lead (tons)	92,916	89,422	88,574

(1)
Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute. Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

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

(7)	Independent reviews were completed for Greens Creek 2002 year end reserves, and of the reserve and resource models for the 9A and Northwest West Zones in 2003.

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

Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below:

	Years Ended December 31,
Production	2004	2003	2002

Ore milled (tons)	166,866	151,991	159,651
Silver (ounces)	2,032,143	2,251,486	2,004,404
Gold (ounces)	236	239	206
Lead (tons)	12,174	12,935	10,091
Zinc (tons)	2,995	2,532	2,259

Average Cost per Ounce of Silver Produced (1,2)

Cash operating costs	$5.12	$4.86	$4.97
Total cash costs	$5.12	$4.86	$4.97
Total production costs	$5.17	$4.88	$5.49

Proven and Probable Ore Reserves (3,4,5,6,7)	12/31/04	12/31/03	12/31/02

Total tons	757,700	659,380	- -
Silver (ounces per ton)	14.7	15.4	- -
Lead (percent)	7.9	8.4	- -
Zinc (percent)	2.4	2.4	- -
Contained silver (ounces)	11,150,368	10,154,299	- -
Contained lead (tons)	59,888	55,192	- -
Contained zinc (tons)	18,047	15,715	- -

(1)	Includes by-product credits from gold, lead and zinc production and are calculated pursuant to standards of the Gold Institute.

(2)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

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

(7)	An independent audit of the 2001 year end reserves at Lucky Friday was completed in 2002.

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

Executive Officers of the Registrant

Reference is made to the information set forth in Part III, Item 10 of this Form 10-K/A-1, which is incorporated by reference into this Part I.

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

(3)
Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations from period-to-period from a cash flow perspective. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

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

The total cash cost per silver ounce at San Sebastian increased during 2004 to $0.21, from a negative $0.25 during 2003. While value from by-product gold is significant, contributing 45% and 50% of revenues in 2003 and 2004 for San Sebastian, we believe that identification of silver as the primary product, with gold as a by-product, is appropriate because:

•	We have historically presented San Sebastian as a producer primarily of silver based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors, regardless of the relationships of metals prices and production from year to year;

•	San Sebastian is in a mining district historically identified with silver;

•	Exploration has been directed toward silver, and recent exploration results have shown a predominant silver content; and

•	Our mining methods and production planning target silver as our primary product, which has been accompanied by a significant gold presence.

In addition to our treatment of gold as a by-product, we disclose an analysis of San Sebastian total cash cost per ounce on a co-product basis, in which our total cash costs are allocated to silver and gold based on the revenues generated by each. Please refer to Note 3 of our Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization (GAAP).

Because we consider gold to be a by-product of our silver production, it offset the increase in average total cash costs during the comparable periods due primarily to a higher average gold price than in 2003. For the years ended December 31, 2004 and 2003, gold by-product credits were approximately $6.61 per silver ounce and $4.25 per silver ounce, respectively.

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

The total cash cost per silver ounce decreased by approximately 4%, to $1.13 per silver ounce during 2004, from $1.18 per silver ounce during 2003. The decrease in the cost per ounce is primarily due to the increased by-product credits primarily from higher average gold, silver and base metals prices during 2004. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product, with zinc, lead and gold as by-products, is appropriate because:

•	We have historically presented Greens Creek as a producer primarily of silver based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors, regardless of the relationships of metals prices and production from year to year;

•	Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;

•	Metallurgical treatment maximizes silver recovery;

•	The Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver; and

•	In most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2003 to 2004. For the years ended December 31, 2004 and 2003, zinc, lead and gold by-product credits, net of treatment and freight costs, totaled $5.27 per silver ounce and $4.02 per silver ounce, respectively.
For the year ending December 31, 2005, we forecast production to total approximately 2.8 million silver ounces, 23,000 gold ounces, and 6,900 tons of lead, and 21,000 tons of zinc.

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

Due primarily to increases in operating costs and longer ore haulage, partially offset by higher prices for lead and zinc by-products, the total cash costs per silver ounce for 2004 increased to $5.12, compared to $4.86 during 2003. While value from lead and zinc by-products is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:
•	Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;

•	The Lucky Friday unit is situated in a mining district long associated with silver production; and

•	The Lucky Friday unit utilizes selective mining methods to target silver production.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider lead and zinc to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2003 to 2004. For the years ended December 31, 2004 and 2003, lead and zinc by-product credits, net of treatment and freight, totaled $3.29 per silver ounce and $2.52 per silver ounce, respectively.

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

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating unit, for the years ended December 31, 2004, 2003 and 2002 (in thousands, except costs per ounce). Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in conjunction with the Gold Institute in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies. Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units in the tables below, as well as the cost of sales and other direct production costs and depreciation, depletion and amortization associated with our former industrial minerals segment (2003 only), is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

	2004	2003	2002

Mexico & United States Segments (combined) (1)
Total cash costs	$14,078	$14,041	$19,569
Divided by silver ounces produced	6,961	9,817	8,681
Total cash cost per ounce produced	$2.02	$1.43	$2.25
Reconciliation to GAAP:
Total cash costs	$14,078	$14,041	$19,569
Depreciation, depletion and amortization	10,113	11,583	11,263
Treatment & freight costs	(22,964)	(21,810)	(20,987)
By-product credits	54,260	50,336	41,071
Change in product inventory	1,395	33	(2,734)
Strike-related costs	777	- -	- -
Reclamation and other costs	407	869	1,156
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$58,066	$55,052	$49,338

San Sebastian Unit (1,2,3)
Total cash costs	$421	$(1,007)	$3,737
Divided by silver ounces produced	2,042	4,085	3,432
Total cash cost per ounce produced	$0.21	$(0.25)	$1.09
Reconciliation to GAAP:
Total cash costs	$421	$(1,007)	$3,737
Depreciation, depletion and amortization	3,659	3,597	2,921
Treatment & freight costs	(1,069)	(2,158)	(2,224)
By-product credits	13,493	17,367	12,909
Change in product inventory	1,476	597	(2,089)
Strike-related costs	777	- -	- -
Reclamation and other costs	224	294	403
Cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP)	$18,981	$18,690	$15,657

Greens Creek Unit (1)
Total cash costs	$3,257	$4,108	$5,872
Divided by silver ounces produced	2,886	3,481	3,245
Total cash cost per ounce produced	$1.13	$1.18	$1.81
Reconciliation to GAAP:
Total cash costs	$3,257	$4,108	$5,872
Depreciation, depletion and amortization	6,594	7,986	7,404
Treatment & freight costs	(15,218)	(13,990)	(14,148)
By-product credits	29,486	25,893	23,244
Change in product inventory	(231)	(472)	(690)
Reclamation and other costs	157	575	611
Cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP)	$24,045	$24,100	$22,293

	2004	2003	2002

Lucky Friday Unit (1)
Total cash costs	$10,400	$10,940	$9,960
Divided by silver ounces produced	2,032	2,251	2,004
Total cash cost per ounce produced	$5.12	$4.86	$4.97
Reconciliation to GAAP:
Total cash costs	$10,400	$10,940	$9,960
Depreciation, depletion and amortization	(140)	- -	938
Treatment & freight costs	(6,677)	(5,662)	(4,615)
By-product credits	11,281	7,076	4,918
Change in product inventory	150	(92)	45
Reclamation and other costs	26	- -	142
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$15,040	$12,262	$11,388

Venezuela Segment (1)
Total cash costs	$22,617	$19,498	$22,879
Divided by gold ounces produced	126	127	167
Total cash cost per ounce produced	$180	$154	$137
Reconciliation to GAAP:
Total cash costs	$22,617	19,498	22,879
Depreciation, depletion and amortization	11,439	8,538	11,273
Treatment & freight costs	(1,980)	(1,634)	(1,840)
By-product credits	1,892	- -	- -
Change in product inventory	1,383	(810)	(53)
Reclamation and other costs	3	70	388
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$35,354	$25,662	$32,647
Reconciliation to GAAP, All Locations:
Total cash costs	$36,695	$33,539	$42,448
Depreciation, depletion and amortization	21,552	20,121	22,536
Treatment & freight costs	(24,944)	(23,444)	(22,827)
By-product credits	56,152	50,336	41,071
Change in product inventory	2,778	(777)	(2,787)
Strike-related costs	777	- -	- -
Cost of goods sold, industrial minerals	- -	604	- -
Reclamation and other costs	410	939	1,544
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$93,420	$81,318	$81,985

(1)	See Glossary of Certain Terms for definition of “Total Cash Costs”.

(2)	Costs totaling $777,000 have been excluded from the determination of silver costs per ounce in 2004 as they relate to the strike at the Velardeña mill and are not representative of normal operating costs.

(3)	Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy was changed to treat gold production as a co-product, the following costs per ounce would be reported:

	2004	2003	2002

Total cash costs (in thousands)	$13,914	$16,360	$16,646
Revenue
Silver	49.9%	53.4%	55.0%
Gold	50.1%	46.6%	45.0%
Ounces produced (in thousands)
Silver	2,042	4,085	3,432
Gold	34	48	42
Total cash cost per ounce produced
Silver	$3.42	$2.14	$2.67
Gold	$208	$160	$181

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

By-product Credits

Cash costs per ounce of silver include significant credits from by-product metals production, including gold, lead and zinc. Our current view of our proven and probable reserves indicates that our treatment of gold, lead and zinc as by-products at the San Sebastian, Greens Creek and Lucky Friday units continues to be appropriate. However, management periodically assesses the relationships between metals produced to ensure that presentation of by-product credits in our calculation of cash costs per ounce remains appropriate.

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

Significant by-product credits are also used in calculation of cash costs per ounce of silver at the Greens Creek and Lucky Friday units. For these operations, we view zinc, lead and gold strictly as by-products because:

•	We have historically presented San Sebastian, Greens Creek and Lucky Friday as producers primarily of silver based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors, regardless of the relationships of metals prices and production from year to year;

•	Silver represents a higher value than any other metal;

•	Silver is the primary object of the cost structures at Greens Creek and Lucky Friday, which utilize selective mining methods for recovery of silver rather than bulk methods for recovery of lower-value base metals; and

•	By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

The values of all by-products per ounce of silver produced, net of treatment and freight costs, were:

	2004	2003	2002

Greens Creek	$4.94	$3.42	$2.80

Luck Friday	$2.26	$0.62	$0.15

Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

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

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Form 10-K/A-1, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Forward-Looking Statements on page 2 of this document.

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

	Expected Maturity Date
	2005	2006	2007	2008	2009	Total	Fair Value

Short-term investments	$18,478	- -	- -	- -	- -	$18,478	$18,478
Average interest rate	1.996%	- -	- -	- -	- -

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

In connection with the requirements of Section 404 of the Sarbanes Oxley Act of 2002, we identified three material weaknesses related to our system of internal controls over financial reporting during the fourth quarter of 2004. These material weaknesses are discussed below. Two of the material weaknesses concern an employee strike at our Velardeña processing Mill (“the Mill”) in Mexico. First, management was not able to complete testing of all internal controls at the Mill as access to the Mill was restricted, as provided by Mexican law and practice, by the employees on strike. Second, operations personnel, in order to preserve the equipment, prepared for the strike by emptying work-in-process inventory into the tailings impoundment at the Mill, and the emptying of the work-in-process inventory was not properly communicated to accounting personnel. BDO Seidman, LLP, our external auditors, identified the work-in-process matter as a part of their audit of our consolidated financial statements, and the result was an adjustment to our consolidated financial statements to correctly state the balance of work-in-process inventory. This adjustment is reflected in the 2004 financial statements presented in this annual report on Form 10-K/A-1.   The third material weakness relates to the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico, which lack of monitoring and oversight restricts the Company’s ability to analyze, reconcile and accurately report information relative to accounts payable.

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

Based upon the presence of these material weaknesses, management’s evaluation, which was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, is that management concludes that our disclosure controls and procedures were ineffective as of December 31, 2004, in ensuring that all material information required to be filed in this annual report on Form 10-K/A-1 has been made known to it in a timely fashion.

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

•
When the strike occurred, the Mill supervisors determined the inventory quantities and reported them to accounting personnel. Subsequently, certain shutdown procedures were performed at the Mill, which included emptying work-in-process inventory into the tailings impoundment. The emptying of the work-in-process inventory was not reported to accounting personnel who would have adjusted the Mill inventory balance to zero had the information been reported. This discrepancy was discovered by our independent auditors during their year end audit. As a result, management recorded an adjustment of $421,000 to properly reflect the work in process inventory balance. This adjustment is reflected in the 2004 financial statements presented in this annual report on Form 10-K/A-1. Management considers the failure of the accounting personnel to be properly notified of the Mill activity a material weakness under the information and communication component of the COSO framework.

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

Due to these material weaknesses, management concludes that internal controls over financial reporting were ineffective as of December 31, 2004. Furthermore, the Company’s independent auditors, BDO Seidman LLP, have issued a disclaimer of opinion with respect to the Company’s internal controls over financial reporting due to the auditors’ inability to test controls over financial reporting at the Mill in Mexico, as described in BDO Seidman, LLP’s report, which report is included in this annual report on Form 10-K/A-1.

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

/s/ BDO Seidman, LLP
March 10, 2005
Spokane, Washington

Item 9B.  Other Information

On December 14, 2004, we entered into indemnification agreements with each of our directors and executive officers. A copy of the form of these indemnification agreements is attached to this Form 10-K/A-1 as Exhibit 10.4.

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

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HECLA MINING COMPANY

By:	/s/ Lewis E. Walde

Lewis E. Walde Chief Financial Officer

Date:	June 20, 2005

Index to Consolidated Financial Statements

Consolidated Financial Statements	Page

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets at December 31, 2004 and 2003	F-4

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Years Ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	F-6

Consolidated Statements of Changes in Shareholders’ Equity for the
Years Ended December 31, 2004, 2003 and 2002	F-7

Notes to Consolidated Financial Statements	F-8 to F-54

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

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002
(Dollars and shares in thousands, except per share amounts)
_______________

	Preferred Stock		Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Stock Held by Grantor	Unearned	Treasury
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Trust	Compensation	Stock

Balances, January 1, 2002	2,300	$575	73,069	$18,267	$404,354	$(364,183)	$173	$(330)	$(6)	$(886)
Net income						8,639
Preferred stock exchange	(1,547)	(387)	10,826	2,707	(2,320)
Stock issued as compensation			429	108	332
Stock issued to directors			73	18	52
Stock disbursed by grantor trust					(264)			264
Stock issued under stock option and warrant plans			1,733	433	2,493
Warrants issued under warrant plans					1,936
Issuance of restricted stock			57	14	42				(56)
Amortization of unearned compensation									62
Stock issued as contribution to benefit plan					(666)					768
Other comprehensive loss							(209)

Balances, December 31, 2002	753	188	86,187	21,547	405,959	(355,544)	(36)	(66)	- -	(118)
Net loss						(6,016)
Stock issued for cash, net of issuance costs			23,000	5,750	85,493
Preferred stock exchange	(288)	(72)	2,184	546	(473)
Stock issued as compensation			186	47	555
Stock issued to directors			19	5	73
Stock disbursed by grantor trust					(66)			66
Stock issued under stock option and warrant plans			3,968	991	13,227
Stock options issued for deferred compensation					90
Other comprehensive loss							(717)

Balances, December 31, 2003	465	116	115,544	28,886	504,858	(361,560)	(753)	- -	- -	(118)
Net loss						(6,134)
Preferred stock exchange	(307)	(77)	2,436	609	(532)
Stock issued to directors			14	4	84
Modification of stock option awards					441
Stock issued under stock option plans			357	89	1,520
Stock options issued for deferred compensation					259
Preferred stock dividends						(138)
Other comprehensive income							1,773
Balances, December 31, 2004	158	$39	118,351	$29,588	$506,630	$(367,832)	$1,020	$-	$-	$(118)

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

L.     Revenue Recognition and Accounts Receivable -- Sales of all metal products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter at forward prices for the estimated month of settlement. Sales from our San Sebastian, Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal. Recorded values are adjusted to month-end metals prices until final settlement. Sales of metal in products tolled (rather than sold to smelters) are recorded at contractual amounts when title and risk of loss transfer to the buyer. Third party smelting and refinery costs and freight expense are recorded as a reduction of revenue.

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

1.
An increase of approximately $0.7 million to a ccrued reclamation and closure costs to reflect the estimated present value of reclamation liabilities based on the discounted fair market value of future cash flows to settle the obligation;

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

While any shares of Series B preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B preferred stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B preferred stock and any other series of preferred stock ranking on a parity with the Series B preferred stock as to dividends and upon liquidation, dissolution or winding up (a “Parity Stock”), voting as a single class without regard to series.

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

The weighted average fair value of options granted in 2004, 2003 and 2002 was $2.49 , $1.93 and $1.38, respectively.

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

A summary of operating results of discontinued operations for the year ended December 31, 2002 is as follows (in thousands):

2002

Sales of products	$4,221

Cost of sales	5,145
Depreciation, depletion and amortization	116
5,261
Gross loss	(1,040)

Loss from operations	(1,040)

Other expense:
Miscellaneous expense	(1,178)
Interest expense	(6)
(1,184)

Loss from discontinued operations before income taxes	(2,224)
Income tax provision	- -

Loss from discontinued operations	$(2,224)

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K/A-1 – December 31, 2004
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

10.1	Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Thomas F. Fudge, Jr., Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated by herein by reference. (1)

10.2(a)	1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant’s Proxy Statement dated March 20, 1987 and incorporated herein by reference. (1)

10.2(b)	Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 10.2(b) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

10.2(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.2(c) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference. (1)

10.2(d)	Hecla Mining Company Key Employee Deferred Compensation Plan. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995) and incorporated herein by reference. (1)

10.2(e)	Hecla Mining Company form of Non-Qualified Stock Option Agreement (Under the Key Employee Deferred Compensation Plan) entered into between Hecla Mining Company and participants under the Key Employee Deferred Compensation Plan. Filed as Exhibit 10.2(e) to Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference. (1)

10.3(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1985 and incorporated herein by reference. (1)

10.3(b)	Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 and incorporated herein by reference. (1)

10.3(c)	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 and incorporated herein by reference. (1)

10.4	Form of Indemnification Agreement dated December 14, 2004, between Hecla Mining Company and Arthur Brown (Registrant has substantially identical agreements with each of Messrs. David J. Christensen, John E. Clute, Ted Crumley, Charles L. McAlpine, George R. Nethercutt, Jr. (dated February 25, 2005), Jorge E. Ordoñez C., Anthony P. Taylor, Phillips S. Baker, Jr., Thomas F. Fudge, Jr., Lewis E. Walde, Ian Atkinson, Ronald W. Clayton, Michael H. Callahan and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.4 to Registrant's Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference. (1)

10.5(a)	Hecla Mining Company Performance Pay Compensation Plan. Filed as exhibit 10.5(a) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference. (1)

10.5(b)	Written description of objectives for 2004 under the Hecla Mining Company Performance Payment Plan. Filed as exhibit 10.6(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004, filed on March 16, 2005 and incorporated herein by reference. (1)

10.5(c)	Written description of objectives for 2005 under the Hecla Mining Company Performance Payment Plan. Filed as exhibit 10.5(e) to Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference. (1)

10.5(d)	Written description of the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan. Filed as exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005 and incorporated herein by reference. (1)

10.5(e)	Written description of objectives for the 2004-2006 plan period under the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan, which Plan was previously filed as exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005. Filed as exhibit 10.6(c) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004, filed on March 16, 2005 and incorporated herein by reference. (1)

10.6(a)	Amended and Restated Golden Eagle Earn-in Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

10.6(b)	Golden Eagle Operating Agreement between Echo Bay Mines Ltd. (successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

10.6(c)	First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Echo Bay Mines Ltd. and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

10.7	Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.8	Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 and incorporated herein by reference.

10.9	Real Estate Purchase and Sale Agreement between Hecla Mining Company and JDL Enterprises, LLC, dated October 19, 2001. Filed as exhibit 10.21 to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 2001 and incorporated herein by reference.

10.10	Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant's Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

10.11	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

10.12	Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

11.	Computation of weighted average number of common shares outstanding. Filed as exhibit 11 to Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

21.	List of subsidiaries of the Registrant. Filed as exhibit 21 to Registrant’s Annual Report on form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

23.1	Consent of PricewaterhouseCoopers LLP.*

23.2	Consent of BDO Seidman, LLP.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

(1)    Indicates a management contract or compensatory plan or arrangement.

      * Filed herewith