Form 10-Q/A
period 2005-03-31
HECLA MINING CO/DE/
filed 2005-06-24
CIK 719413

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

Form 10-Q/A

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
issued 2005 and 2004 – 157,816 shares
liquidation preference 2005 and 2004 – $10,238	39	39
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2005 – 118,402,116 shares and
issued 2004 – 118,350,861 shares	29,600	29,588
Capital surplus	506,758	506,630
Accumulated deficit	(371,266)	(367,832)
Accumulated other comprehensive income	839	1,020
Less treasury stock, at cost; 8,274 common shares	(118)	(118)

Total shareholders’ equity	165,852	169,327

Total liabilities and shareholders’ equity	$274,362	$279,448

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

	2005	2004
Certificates of deposit	$1,400	$6,498
United States government and federal agency securities	9,500	9,500
Municipal securities	1,007	1,480
Corporate bonds	—	1,000
Adjustable rate securities (1)	13,500	18,150
Marketable equity securities (cost 2005 –
$21,001 and cost 2004 – $7,807)	22,415	9,700

	$47,822	$46,328

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

Note 3.   Income Taxes

        For the three months ended March 31, 2005, we recorded a $0.4 million provision, primarily for U.S. alternative minimum tax, foreign withholding taxes payable and foreign income taxes payable. For the three months ended March 31, 2004, we recorded a $0.9 million provision for foreign income taxes, consisting primarily of deferred tax amortization and a current provision for accrued foreign withholding taxes payable. The income tax provision for the first three months of 2005 varies from the amount that would have resulted from applying the statutory income tax rate to our loss before income taxes primarily due to non-utilization of foreign tax losses, partially offset by utilization of U.S. tax loss carry-forward for regular tax. The income tax provision for the first three months of 2004 varies from the amount that would have resulted from applying the statutory income tax rate to our income before income taxes primarily due to the availability and utilization of net operating losses and a tax loss for currency devaluation in Venezuela.

Note 4.   Inventories

        Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Concentrates, dore, bullion, metals in
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

	Projected	First Quarters Ended March 31,
	2005	2005	2004
Silver ounce production:
San Sebastian unit (1)	600	—	857
Greens Creek unit (2)	3,000	897	745
Lucky Friday unit	2,800	521	483

Total silver ounces	6,400	1,418	2,085

	Projected	First Quarters Ended March 31,
	2005	2005	2004
Gold ounce production:
La Camorra unit	143	22	38
San Sebastian unit (1)	22	—	11
Greens Creek unit (2)	25	6	7

Total gold ounces	190	28	56

(1)	In October 2004, the National Miners Union at the Velardeña mill initiated a strike in an attempt to unionize employees at the San Sebastian mine. The strike has continued as of the date of this report and as a result, there was no ore processed or metal production during the first quarter of 2005. Projected production in 2005 from the San Sebastian unit may continue to be affected, as discussed in the Mexico segment below.

(2)	Reflects our 29.73% portion.

        Total cash and total production costs, and average metals prices were as follows:

	First Quarters Ended March 31,
	2005	2004
Average costs per ounce of silver produced:
Total cash costs per ounce ($/oz.) (1,3,4)	2.60	1.43
Total production costs per ounce ($/oz.) (1,3)	4.12	2.93

Average costs per ounce of gold produced:
Total cash costs per ounce ($/oz.) (2,3,4)	294	141
Total production costs per ounce ($/oz.) (2,3)	358	233

Average Metals Prices:
Silver-Handy & Harman ($/oz.)	7.00	6.71
Gold-Realized ($/oz.)	429	379
Gold-London Final ($/oz.)	427	408
Lead-LME Cash ($/pound)	0.44	0.38
Zinc-LME Cash ($/pound)	0.60	0.49

(1)	The higher costs per silver ounce during the first quarter of 2005 compared to 2004 are due in part to absence of production from our San Sebastian unit. Our costs per ounce amounts are calculated pursuant to standards developed by mining companies in conjunction with the Gold Institute, a non-profit trade group no longer in existence.

(2)	The increased costs per gold ounce during the first quarter of 2005 compared to 2004 are due to a 42% decrease in gold ounces produced at the La Camorra unit, resulting from a 47% decrease in the gold ore grade (see the Venezuelan segment below).

(3)	Costs per ounce of gold are based on the gold produced from the La Camorra unit, our sole gold operating property. Gold produced from San Sebastian and Greens Creek is treated as a by-product credit in calculating silver costs per ounce. Ore containing gold that we purchase from third parties in Venezuela is treated as a by-product credit in calculating gold costs per ounce.

(4)	Cash costs per ounce of silver or gold represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver or gold provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations from period-to-period from a cash flow perspective. Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to total cash costs. Total cash costs per ounce provides investors and management with a consistent measure of cash flows generated by operations, and is frequently used by publicly-traded precious metals mining companies. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization (GAAP).

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

        The lack of metal production due to the strike resulted in an inability to calculate a meaningful total cash cost per ounce for the San Sebastian unit during the first quarter of 2005, compared to a negative $0.44 cash cost per ounce for the same period in 2004. While value from by-product gold is significant for San Sebastian, we believe that identification of silver as the primary product, with gold as a by-product, is appropriate because:

•	We have historically presented San Sebastian as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	San Sebastian is in a mining district historically identified with silver;

•	Exploration has been directed toward silver, and recent exploration results have shown a predominant silver content; and

•	Our mining methods and production planning target silver as our primary product, which has been accompanied by a significant gold presence.

        In addition to our treatment of gold as a by-product, we disclose an analysis of San Sebastian total cash cost per ounce on a co-product basis, in which our total cash costs are allocated to silver and gold based on the revenues generated by each. Please refer to Note 4 of our Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Because gold is considered a by-product of our silver production, the negative cash cost per ounce is the result of a gold by-product credit that was approximately $5.47 per silver ounce for the first quarter of 2004. For the first quarter of 2005, there was no by-product credit as there was no gold production. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization.

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

        The total cash costs per silver ounce increased by approximately 7% to $1.05 per ounce during the first quarter of 2005 from $0.98 during the 2004 period. The increase is the result of increased production costs, including increased fuel prices, offset by increased silver production. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product, with zinc, lead and gold as by-products, is appropriate because:

•	We have historically presented Greens Creek as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;

•	Metallurgical treatment maximizes silver recovery;

•	The Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver; and

•	In most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2004 to 2005. For the three months ended March 31, 2005 and 2004, zinc, lead and gold by-product credits, net of treatment and freight costs, totaled $4.18 per silver ounce and $4.89 per silver ounce, respectively.

        A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization. For the year ending December 31, 2005, production is forecast to total approximately 3.0 million silver ounces, 24,000 ounces of gold and 7,000 and 25,000 tons of lead and zinc, respectively.

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

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider lead and zinc to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2004 to 2005. For the three months ended March 31, 2005 and 2004, lead and zinc by-product credits, net of treatment and freight, totaled $2.83 per silver ounce and $1.96 per silver ounce, respectively.

        A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization. For the year ending December 31, 2005, production is forecast to total approximately 2.8 million silver ounces and 15,000 tons of lead.

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

        The negative production variance is offset by a 17% increase in the realized price of gold, which increased to $429 per ounce during the first quarter of 2005 compared to $365 per ounce in 2004. Our realized gold price during 2004 was less than the average London Final prices for that quarter ($408 per ounce) due to forward gold sales contracts at $288.25 per ounce for a portion of our production. We delivered on all outstanding forward gold sales contracts by the end of 2004.

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

        Cost of sales and other direct production costs as a percentage of sales from products increased to 62.5% during the first quarter of 2005, from 38.2% during the same period in 2004, with a total cash cost of $294 per ounce, compared to a total cash cost of $141 per ounce during the first quarter of 2004. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization.

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

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization (GAAP)

        The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating unit, for the quarters ended March 31, 2005 and 2004 (in thousands, except costs per ounce). Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in conjunction with the Gold Institute in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies. Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units in the tables below, as it is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

	Venezuela Segment (1)
	Three Months Ended March 31,
	2005	2004
Total cash costs (2)	$6,181	$5,235
Divided by ounces produced	21	37

Total cash cost per ounce produced	$294	$141

Reconciliation to GAAP:
Total cash costs	$6,181	$5,235
Depreciation, depletion and amortization	1,329	3,435
Treatment & freight costs	(412)	(459)
By-product credits	306	65
Change in product inventory	(48)	(402)
Reclamation and other costs	31	46

Cost of sales and other direct production
costs and depreciation,
depletion and amortization (GAAP)	$7,387	$7,920

		U.S.		Mexico
	Mexico & U.S. Segments Combined	Lucky Friday Unit	Greens Creek Unit	San Sebastian Unit (3, 4)
	Three months ended March 31, 2005
Total cash costs (2)	$3,682	$2,743	$939	$—
Divided by ounces produced	1,418	521	897	—

Total cash cost per ounce produced	$2.60	$5.26	$1.05	$—

Reconciliation to GAAP:
Total cash costs	$3,682	$2,743	$939	$—
Depreciation, depletion and amortization	2,498	89	2,022	387
Reclamation and other costs	54	13	41	—
Treatment & freight costs	(6,030)	(1,797)	(4,233)	—
By-product credits	11,256	3,271	7,985	—
Idle facility cost	511	—	—	511
Change in product inventory	(389)	(328)	(61)	—

Cost of sales and other direct production costs
and depreciation, depletion and amortization (GAAP)	$11,582	$3,991	$6,693	$898

	Three months ended March 31, 2004
Total cash costs (2)	$2,982	$2,629	$729	$(376)
Divided by ounces produced	2,085	483	745	857

Total cash cost per ounce produced	$1.43	$5.44	$0.98	$(0.44)

Reconciliation to GAAP:
Total cash costs	$2,982	$2,629	$729	$(376)
Depreciation, depletion and amortization	2,958	—	1,709	1,249
Reclamation and other costs	175	11	89	75
Treatment & freight costs	(5,672)	(1,506)	(3,704)	(462)
By-product credits	14,485	2,454	7,346	4,685
Change in product inventory	393	89	932	(628)

Cost of sales and other direct production costs
and depreciation, depletion and amortization (GAAP)	$15,321	$3,677	$7,101	$4,543

	Three Months Ended March 31,
	2005	2004
Reconciliation to GAAP, All Locations:
Total cash costs (2)	$9,863	$8,217
Depreciation, depletion and amortization	3,827	6,393
Treatment & freight costs	(6,442)	(6,131)
By-product credits	11,562	14,550
Change in product inventory	(437)	(9)
Idle facility cost	511	—
Reclamation and other costs	85	221

Cost of sales and other direct production
costs and depreciation, depletion and amortization (GAAP)	$18,969	$23,241

(1)	Costs per ounce of gold are based on the gold produced by the La Camorra mine only. During the first quarter of 2005 and 2004, a total of 767 ounces and 164 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the first quarters of 2005 and 2004 were the costs to purchase the ore of approximately $0.5 million and $0.3 million, respectively.

(2)	Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.

(3)	Due to the strike at the Velardeña mill in Mexico, costs totaling $511,000 have been excluded from the determination of silver costs per ounce during the first quarter of 2005, as they are not representative of costs associated with first quarter silver ounces produced.

(4)	During 2004, gold was accounted for as a by-product at the San Sebastian unit whereby revenues from gold were deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following costs per ounce would have been reported:

	Three months ended March 31,
	2005	2004
Total cash costs (excluding by-product credits)	$—	$4,309
Revenues
Silver	—	55.2%
Gold	—	44.8%
Ounces produced
Silver	—	857
Gold	—	11
Total cash cost per ounce produced
Silver	$—	$2.77
Gold	$—	$168

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

        Our sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

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

        Significant by-product credits are also used in calculation of cash costs per ounce of silver at the Greens Creek and Lucky Friday units. For these operations, we view zinc, lead and gold strictly as by-products because:

•	We have historically presented San Sebastian, Greens Creek and Lucky Friday as producers primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	Silver represents a higher value that any other metal;

•	Silver is the primary object of the cost structures at Greens Creek and Lucky Friday, which utilize selective mining methods for recovery of silver rather than bulk methods for recovery of lower-value base metals; and

•	By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

        The values of all by-products per ounce of silver produced, net of treatment and freight costs, were:

	Three Months Ended March 31,
	2005	2004

Greens Creek	$4.18	$4.89
Lucky Friday	$2.83	$1.96

        Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide management and investors with an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization.

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

	Expected Maturity Date					Total	Fair Value
	2005	2006	2007	2008	2009
Short-term investments	$25,407	—	—	—	—	$25,407	$25,407
Average interest rate	2.51%

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

Item 4.   Controls and Procedures

        (a)   Disclosure and controls procedures:   An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

HECLA MINING COMPANY
(Registrant)

Date: June 24, 2005	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q/A – March 31, 2005
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

10.1	Indemnification Agreement dated February 25, 2005, between Hecla Mining Company and George R. Nethercutt, Jr. Filed as exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004 (1) and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

(1)   Indicates a management contract or compensatory plan or arrangement.

      * Filed herewith