Form 10-Q
period 2005-06-30
HECLA MINING CO/DE/
filed 2005-08-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 3, 2005
Common stock, par value	118,444,504
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2005

I N D E X*

*Certain items are omitted as they are not applicable.

Part I – Financial Information

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,315	$34,460
Short-term investments and securities held for sale	34,097	46,328
Accounts and notes receivable, net:
Trade	6,357	6,911
Other	14,269	15,025
Inventories	26,181	20,250
Other current assets	2,999	5,607

Total current assets	102,218	128,581
Investments	1,870	1,657
Restricted cash and investments	20,046	19,789
Properties, plants and equipment, net	130,435	114,515
Other non-current assets	15,691	14,906

Total assets	$270,260	$279,448

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$15,627	$15,904
Dividends payable	2,486	138
Accrued payroll and related benefits	8,638	9,405
Accrued taxes	2,587	2,379
Current portion of accrued reclamation and closure costs	8,857	9,237

Total current liabilities	38,195	37,063
Accrued reclamation and closure costs	63,571	65,951
Other non-current liabilities	8,272	7,107

Total liabilities	$110,038	$110,121

SHAREHOLDERS’ EQUITY
Preferred stock, $0.25 par value, authorized 5,000,000 shares;
issued 2005 and 2004 – 157,816 shares,
liquidation preference 2005 and 2004 - $10,238	39	39
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2005 – 118,452,278 shares, and
issued 2004 – 118,350,861 shares	29,613	29,588
Capital surplus	507,338	506,630
Accumulated deficit	(379,996)	(367,832)
Accumulated other comprehensive income	3,346	1,020
Less treasury stock, at cost; 8,274 common shares	(118)	(118)

Total shareholders’ equity	160,222	169,327

Total liabilities and shareholders’ equity	$270,260	$279,448

The accompanying notes are an integral part of the consolidated financial statements.

Part I – Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sales of products	$25,255	$31,712	$49,689	$68,362

Cost of sales and other direct production costs	17,896	15,556	33,039	32,404
Depreciation, depletion and amortization	3,879	6,085	7,705	12,478

	21,775	21,641	40,744	44,882

Gross profit	3,480	10,071	8,945	23,480

Other operating expenses:
General and administrative	2,287	2,319	4,929	4,098
Exploration	4,565	3,405	7,357	5,819
Pre-development expense	2,100	728	4,234	1,024
Depreciation and amortization	138	74	283	149
Other operating expense (income)	492	(783)	1,184	427
Provision for closed operations and environmental matters	353	678	687	1,456

	9,935	6,421	18,674	12,973

Income (loss) from operations	(6,455)	3,650	(9,729)	10,507

Other income (expense):
Interest income	386	379	788	766
Interest expense	(3)	(179)	(8)	(377)

	383	200	780	389

Income (loss) from operations, before income taxes	(6,072)	3,850	(8,949)	10,896
Income tax provision	(173)	(1,102)	(592)	(1,968)

Net income (loss)	(6,245)	2,748	(9,541)	8,928
Preferred stock dividends	(138)	(138)	(276)	(11,326)

Income (loss) applicable to common shareholders	$(6,383)	$2,610	$(9,817)	$(2,398)

Comprehensive income (loss):
Net income (loss)	$(6,245)	$2,748	$(9,541)	$8,928
Unrealized holding gains on investments	2,145	273	1,565	485
Change in derivative contracts	362	8	761	16

Comprehensive income (loss)	$(3,738)	$3,029	$(7,215)	$9,429

Basic and diluted income (loss) per common share after
preferred dividends	$(0.05)	$0.02	$(0.08)	$(0.02)

Basic weighted average number of common shares outstanding	118,429	118,262	118,396	117,790

Diluted average number of common shares outstanding	118,429	118,813	118,396	117,790

The accompanying notes are an integral part of the consolidated financial statements.

Part I – Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004
Operating activities:
Net income (loss)	$(9,541)	$8,928
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	7,988	12,881
Gain on disposition of properties, plants and equipment	(20)	(82)
Gain on sale of royalty interests	(550)	—
Provision for reclamation and closure costs	335	891
Deferred income taxes	—	1,669
Stock compensation	832	(267)
Change in assets and liabilities:
Accounts and notes receivable	1,310	1,041
Inventories	(5,931)	(3,049)
Other current and non-current assets	1,823	(4,271)
Accounts payable and accrued expenses	211	1,550
Accrued payroll and related benefits	(1,120)	898
Accrued taxes	208	(412)
Accrued reclamation and closure costs and other non-current liabilities	(1,845)	(3,279)

Net cash provided by (used in) operating activities	(6,300)	16,498

Investing activities:
Additions to properties, plants and equipment	(23,994)	(17,495)
Proceeds from disposition of properties, plants and equipment	18	93
Increase in restricted investments	(257)	(13,409)
Purchase of short-term investments and other securities held for sale	(66,194)	(130,529)
Maturities of short-term investments and other securities held for sale	80,326	121,445
Other, net	—	(201)

Net cash used in investing activities	(10,101)	(40,096)

Financing activities:
Common stock issued under stock option plans	256	1,398
Borrowings on debt	—	2,430
Repayments on debt	—	(4,349)

Net cash provided by (used in) financing activities	256	(521)

Net decrease in cash and cash equivalents	(16,145)	(24,119)
Cash and cash equivalents at beginning of period	34,460	73,662

Cash and cash equivalents at end of period	$18,315	$49,543

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.    Basis of Preparation of Financial Statements

        In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K, as amended by Form 10-K/A-1, for the year ended December 31, 2004.

        The results of operations for the periods presented may not be indicative of those which may be expected for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted as permitted by GAAP.

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and the disclosures of contingent liabilities. Accordingly, ultimate results could differ materially from those estimates.

Note 2.    Short-term Investments, Investments and Restricted Cash

Short-term Investments and Securities Held for Sale

        Investments at June 30, 2005 and December 31, 2004 (in thousands) are carried at amortized cost with the exception of marketable equity securities. Due to the short-term nature of these investments, the amortized cost approximates fair market value. The marketable equity securities are categorized as available for sale and are carried at fair market value.

	June 30, 2005	December 31, 2004
Certificates of deposit	$300	$6,498
United States government and federal agency securities	2,000	9,500
Municipal securities	1,002	1,480
Corporate bonds	—	1,000
Adjustable rate securities (1)	6,000	18,150
Marketable equity securities (cost 2005 – $21,001
and cost 2004 – $7,807)	24,795	9,700

	$34,097	$46,328

(1)

Certain reclassifications of prior year balances have been made to conform to the current year presentation. We have reclassified adjustable rate securities into short-term investments, from cash and cash equivalents, on the December 31, 2004 Consolidated Balance Sheet to conform to the June 30, 2005 Consolidated Balance Sheet presentation. Adjustable rate securities are long-term debt securities or preferred stock whose interest (dividend) rate resets frequently. These securities share many attributes with cash equivalents, however their contractual maturities are longer into the future, not within 90 days, or in the case of preferred stock, they do not have contractual maturities at all.

        With the exception of the marketable equity securities and adjustable rate securities, all of the short-term investments held at June 30, 2005 will mature over the next twelve months.

Non-current Investments

        At June 30, 2005 and December 31, 2004, the fair market value of our non-current investments was $1.9 million and $1.7 million, respectively. The cost of these investments was approximately $1.0 million and $0.4 million, respectively, and consists primarily of available for sale equity securities. In February 2005, we sold certain undeveloped mining royalty interests to International Royalty Corporation, an unrelated company. As a result of this sale, we received as payment approximately $0.6 million in the form of International Royalty Corporation common stock, which is included in our non-current investments. Additionally, we have recorded a gain of approximately $0.6 million, which represented the fair value of the common stock received in excess of our carrying value of such interests.

Restricted Cash and Investments

        Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies, and are restricted primarily for reclamation funding or surety bonds.

        We have cash restricted in Venezuela to secure certain alleged unpaid tax liabilities, as discussed further in Note 5. At June 30, 2005 and December 31, 2004, restricted cash and investments were $20.0 million and $19.8 million, respectively.

Note 3.    Income Taxes

        For the three and six months ended June 30, 2005, we recorded a $0.2 million and $0.6 million tax provision, respectively, primarily for foreign income taxes payable, foreign withholding taxes payable and U.S. alternative minimum tax. For the three and six months ended June 30, 2004, we recorded a $1.1 million and $2.0 million tax provision, respectively, for foreign income taxes, consisting primarily of deferred tax amortization and a current provision for accrued foreign withholding taxes payable. The income tax provision for the second quarter and first six months in 2005 varies from the amount that would have resulted from applying the statutory income tax rate to our loss before income taxes primarily due to utilization of net operating losses in the U.S. and the foreign non-utilization of tax net operating losses in Mexico and Venezuela. The income tax provision for the second quarter and first six months of 2004 varies from the amount that would have resulted from applying the statutory income tax rate to our income before income taxes primarily due to the availability and utilization of foreign net operating losses and a tax loss for currency devaluation in Venezuela.

Note 4.    Inventories

        Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Concentrates, dore, bullion, metals in
transit and other products	$6,422	$5,338
Stockpiled ore at San Sebastian mine	4,490	2,409
Materials and supplies	15,269	12,503

	$26,181	$20,250

        In October 2004, the National Miners Union at the Velardeña mill in Mexico, initiated a strike in an attempt to unionize the employees at the San Sebastian mine. Production was affected during the fourth quarter of 2004 and during the first half of 2005. In April 2005, non-employee union members illegally blocked access to the mine, stopping production of ore from the Don Sergio vein at the San Sebastian mine. In June 2005, the strike at the mill ended and production commenced on the Don Sergio vein. Ore stockpiled during the strike is currently being processed. Although we anticipate the ore will be processed by the end of the year, with mining to cease in the third quarter, there can be no assurance a future strike will not affect our production and operations.

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

        In 1994, we entered into a cost-sharing agreement with potentially liable parties under the 1994 Decree, including ASARCO, relating to expenditures required under the Decree. ASARCO is currently in default of its obligations under the cost-sharing agreement and consequently we have incurred costs in excess of our share. We anticipate filing a legal proceeding to collect from ASARCO these excess costs; however, there can be no assurance that any such proceeding will be successful.

        In February 2003, ASARCO entered into a Consent Decree with the United States relating to a transfer of certain assets to its parent corporation, Grupo Mexico, S.A. de C.V. The Consent Decree also addresses ASARCO’s environmental liabilities on a number of sites in the United States, including the Bunker Hill site. The provisions of the Consent Decree could further limit ASARCO’s annual obligation at the Bunker Hill site through 2005.

        As of June 30, 2005, we have estimated and accrued a liability for remedial activity costs at the Bunker Hill site of $3.2 million, which are anticipated to be made over the next three to four years. Although we believe the accrual is adequate based upon our current estimates of aggregate costs, not including ASARCO’s obligations under our cost-sharing agreement under the 1994 Decree, it is reasonably possible that our estimate may change in the future due to the assumptions and estimates inherent in the accrual.

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

        The first phase of the trial commenced on the consolidated Coeur d’Alene Indian Tribe’s and the United States’ claims in January 2001, and was concluded in July 2001. The first phase of the trial addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the U.S. Government. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Coeur d’Alene Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan will be addressed in the Phase II trial. The Court also left for the Phase II trial issues on the deference, if any, to be afforded the Government’s clean-up plan. By an order issued in March 2005, the Court has scheduled the second phase of the trial to commence in January 2006.

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

        The Phase II trial has been scheduled to commence in January 2006. Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during the first quarter of 2001. We and ASARCO are the only defendants remaining in the United States’ litigation.

        Although the U.S. Government has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and the U.S. Government’s past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in the Phase II trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we have accrued the minimum liability within this range, which at June 30, 2005, was $23.6 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Coeur d’Alene Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to the Phase II trial, any interim court determinations and the outcome of the Phase II trial.

Insurance Coverage Litigation

        In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Coeur d’Alene Basin in northern Idaho. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of June 30, 2005, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

Creede, Colorado Litigation

        In May 2005, the Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against Hecla Mining Company, Barrick Goldstrike Mines Inc., Chevron USA Inc. and Chevron Resources Company (collectively the “Defendants”) for alleged violations of two federal environmental statutes the Resource Conservation and Recovery Act (“RCRA”); and the Clean Water Act (“CWA”). The complaint alleges that the Defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment in violation of the RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We intend to vigorously defend the lawsuit, although we have yet to receive service of the complaint.

Mexico Litigation

        In Mexico, our wholly owned subsidiary, Minera Hecla, S.A. de C.V. (“Minera Hecla”), is involved in litigation in state and federal courts located within the State of Durango, Mexico, concerning the Velardeña mill. In October 2003, representatives from Minera William, S.A. de C.V. (an affiliate of the prior owner of the Velardeña mill and subsidiary of ECU Silver Mining, a Canadian company), presented to Minera Hecla court documents from a state court in Durango, Mexico, that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. In October 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. In February 2004, Minera Hecla obtained a permanent restraining order that prohibited further interference with our operation and possession of the mill. Minera William appealed that decision and in March 2005, the Federal Court of Appeals in the City and State of Durango upheld the lower court decision in our favor. We believe that Minera William has exhausted its appeals and the matter has concluded in our favor.

        The court proceeding discussed above has not affected Minera Hecla’s San Sebastian mine, located approximately 65 miles from the Velardeña mill. Although we believe the matter successfully concluded, the above-mentioned dispute could result in future disruption of operations at the Velardeña mill.

Venezuela Litigation

        In February 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold doré produced from the La Camorra unit, which is owned and operated by our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”). The impoundment was allegedly made due to irregularities in documentation that accompanied the shipment. That shipment was stored at the Central Bank of Venezuela. In March 2004, we filed with the Superior Tax Court in Bolivar City, state of Bolivar, an injunction action against the National Guard to release the impounded gold doré. In April 2004, that Court granted our request for an injunction, but conditioned release of the gold pending resolution of an unrelated matter (described in the following paragraph) involving a tax claim and embargo by the Venezuelan tax authority (“SENIAT”) that was proceeding in the Superior Tax Court in Caracas. In June 2004, the Superior Tax Court in Caracas ordered return of the impounded gold to MHV. Although we encountered difficulties, delays, and costs in enforcing such order, the impounded gold was returned to us in July 2004 and was shipped to our refiner for further processing and sale by us. In March 2005, the Supreme Court of Venezuela reversed the above-mentioned injunction in favor of MHV on grounds that the proper legal procedure would have been to oppose the embargo action by SENIAT rather than commence a separate injunction proceeding. We believe the decision by the Supreme Court of Venezuela should not have any adverse consequences on our Venezuela operations because, as mentioned below, MHV made a cash deposit with the court to prevent future enforcement of the embargo. All subsequent shipments of gold doré have been exported without intervention by Venezuelan government authorities, but there can be no assurance that such impoundments may not occur in the future or, that, if such were to occur, they would be resolved in a similar manner or timeframe, or upon acceptable conditions or costs.

        MHV is also involved in litigation in Venezuela with SENIAT concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra unit from Monarch Resources (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, state of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurances as to the outcome of this proceeding. If the tax court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

        In February 2005, we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and involve further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of June 30, 2005. There can be no assurance that we will be successful in defending against the tax assessment; that there will not be additional assessments in the future; or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

        The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all of our production of gold has been exported and no sales have been made in the Venezuelan market. In May 2005, we applied for a waiver with the Central Bank of Venezuela on the requirement to sell 15% of our gold in country, however, the Board of Directors of the Central Bank of Venezuela have not yet reached a final determination on our request to export 100% of our gold production.

        In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. As a result of the above, we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will grant us a waiver on the requirement to sell 15% of our gold within Venezuela or that the Central Bank of Venezuela will purchase gold from us, and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts, or we may have to inventory a portion of our gold production until such time we find a suitable purchaser for our gold. These matters could have a material adverse effect on our financial results.

Other Contingencies

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

Note 6.    Income (Loss) per Common Share

        The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the losses applicable to common shareholders for the three months and six months ended June 30, 2005 and 2004, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from operations
before preferred stock dividends	$(6,245)	$2,748	$(9,541)	$8,928
Preferred stock dividends	(138)	(138)	(276)	(11,326)

Basic income (loss) applicable to
common shareholders	$(6,383)	$2,610	$(9,817)	$(2,398)
Basic weighted average number of
common shares outstanding	118,429	118,262	118,396	117,790

Basic income (loss) per common share	$(0.05)	$0.02	$(0.08)	$(0.02)

Basic weighted average number of
common shares outstanding	118,429	118,262	118,396	117,790
Effect of dilutive stock options	—	551	—	—

Dilutive weighted average number
of common shares	118,429	118,813	118,396	117,790

Basic and diluted income (loss) per
common share	$(0.05)	$0.02	$(0.08)	$(0.02)

        These calculations of diluted income (loss) per share for the three months and six months ended June 30, 2005 and 2004 exclude the effects of convertible preferred stock (liquidation preference of $7.9 million in 2005 and 2004), restricted stock units, and common stock issuable upon the exercise of various stock options, as their conversion and exercise would be antidilutive, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
1987 and 1995 Stock Incentive Plan
Stock options	3,105,820	190,500	3,105,820	2,385,168

2002 Key Employee Deferred
Compensation Plan
Stock options	902,892	262,359	902,892	512,021
Stock units	13,787	4,238	13,787	10,143
Restricted stock units	322,100	—	322,100	154,500

Note 7.    Business Segments

        For GAAP purposes and in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we are organized and managed as three segments which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects); Mexico (the San Sebastian unit and various exploration projects); and the United States (the Greens Creek unit, the Lucky Friday unit and various exploration projects). General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to the segments.

        The following tables present information about reportable segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to unaffiliated customers:
United States	$15,601	$8,326	$30,189	$23,052
Venezuela	9,657	13,500	19,347	25,254
Mexico	(3)	9,886	153	20,056

	$25,255	$31,712	$49,689	$68,362

Income (loss) from operations:
United States	$2,867	$941	$6,491	$4,907
Venezuela	(1,276)	3,183	(922)	6,109
Mexico	(2,263)	2,523	(4,525)	6,755
Other	(5,783)	(2,997)	(10,773)	(7,264)

	$(6,455)	$3,650	$(9,729)	$10,507

        The following table presents identifiable assets by reportable segment as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Identifiable assets:
United States	$79,403	$77,692
Venezuela	95,906	80,198
Mexico	16,311	23,362
Other	78,640	98,196

	$270,260	$279,448

Note 8.    Employee Benefit Plans

        We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$177	$101	$1	$2
Interest cost	803	576	19	27
Expected return on plan assets	(1,398)	(942)	—	—
Amortization of prior service cost	98	65	19	23
Amortization of net gain	(19)	(5)	(5)	(2)
Amortization of transition obligation	1	1	—	—

Net periodic benefit cost (income)	$(338)	$(204)	$34	$50

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$353	$224	$3	$4
Interest cost	1,606	1,283	38	55
Expected return on plan assets	(2,797)	(2,191)	—	—
Amortization of prior service cost	195	148	38	46
Amortization of net gain	(39)	(10)	(10)	(5)
Amortization of transition obligation	2	1	—	—

Net periodic benefit cost (income)	$(680)	$(545)	$69	$100

Note 9.    Stock-Based Plans

        At June 30, 2005 and 2004, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under stock-based compensation plans. We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We also provide the required disclosures of SFAS No. 123. Effective January 1, 2006, we will adopt the revisions to SFAS No. 123, which will require us to recognize compensation expense for employee services rendered in exchange for an award of equity instruments, based on the grant-date fair value of the award over the period during which the employee is required to provide service in exchange for the award. Had compensation expense for our stock-based plans been determined for awards during the three and six months ended June 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, our income (losses) and per share income (losses) applicable to common shareholders would have been reduced or increased to the pro-forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) applicable to common shareholders:
As reported	$(6,383)	$2,610	$(9,817)	$(2,398)
Stock-based employee compensation expense
included in reported income (loss)	670	(1,034)	832	(267)
Total stock-based employee compensation
expense determined under fair value
based methods for all awards	(2,269)	(973)	(2,478)	(1,853)

Pro forma income (loss)	$(7,982)	$603	$(11,463)	$(4,518)

Income (loss) applicable to common shareholders
per common share:
As reported	$(0.05)	$0.02	$(0.08)	$(0.02)
Pro forma	$(0.07)	$0.01	$(0.10)	$(0.04)

        For the second quarter and first six months of 2005, approximately $0.7 million and $0.8 million, respectively, were recognized for accruals on employee stock option plans and tax offset bonus expenditures, compared to credits of $1.0 million and $0.3 million, respectively, during the same periods in 2004. In May 2005, our board of directors approved the extension of one year on the term of 150,000 stock options, in which we recognized expense of $0.3 million associated with this modification in terms.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires the measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. We will adopt SFAS No. 123(R) on January 1, 2006. Accordingly, compensation cost will be recognized. For all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006, the effect on net income (loss) and earnings per share in the periods following adoption of SFAS No. 123R are expected to be consistent with our pro forma disclosure under SFAS No. 123, as reported in Note 9, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income (loss) per share will vary depending upon the number and fair value of options granted in future years compared to prior years.

        In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” FIN No. 147 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 becomes effective on January 1, 2006, although we do not expect the adoption to have a material effect on our consolidated financial statements.

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the accounting and reporting for voluntary changes in accounting principles, whereby the effects will be reported as if the newly adopted principle has always been used. SFAS No. 154 also includes minor changes concerning the accounting for changes in estimates, correction of errors and changes in reporting entities. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

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

Hecla Mining Company

        Hecla Mining Company is a precious metals company originally incorporated in 1891 (in this report, “we” or “our” refers to Hecla Mining Company and/or our affiliates and subsidiaries). We are engaged in the exploration, development, mining and processing of silver, gold, lead and zinc. Our business is to discover, acquire, develop, produce and market mineral resources. Our current strategy is to focus our efforts and resources on expanding our proven and probable reserves through a combination of acquisitions and exploration efforts, in order to position ourselves to double our current and past levels of silver and gold production. In doing so, we intend to:

•	Manage all our business activities in a safe, environmentally responsible and cost-effective manner;
•	Give preference to projects where we will be the manager of the operation;
•	Provide a work environment that promotes personal excellence and growth for all our employees; and
•	Conduct our business with integrity and honesty.

        We are organized and managed in three segments, which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects); Mexico (the San Sebastian unit and various exploration projects); and the United States (the Greens Creek unit, the Lucky Friday unit and various exploration projects). Our principal operating properties include:

•	The Lucky Friday unit, a 100% owned mine located near Mullan, Idaho, which is a significant producer of silver in North America;
•	The Greens Creek unit, a 29.73% owned joint venture with Kennecott Greens Creek Mining Company located near Juneau, Alaska, which is a large polymetals mine;
•	The San Sebastian unit, a 100% owned silver and gold mine located in Durango, Mexico; and
•	The La Camorra unit, a 100% owned gold producer located in the state of Bolivar, Venezuela.

        The maps below indicate the locations of our operating units and our exploration projects: the Hollister Development Block, the Block B Concessions, and the Noche Buena feasibility project.

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

Recent Developments

        In July 2005, we entered into a definitive agreement with Triumph Gold Corporation (“Triumph”), which will give us access to mineral rights on concessions in the Guariche gold district in Venezuela’s Bolivar state. The closing is currently expected to take place during the third quarter of 2005. To obtain the property, we will acquire the shares of the subsidiary corporations of Triumph, which collectively control the concessions. The transaction has been approved by the boards of directors of each company, and has been approved by the shareholders of Triumph. Upon closing we will have issued to Triumph 1.5 million units of stock, each unit consisting of one share of common stock and one warrant, entitling the holder to purchase one additional common share for a period of four years. The warrant exercise price is $4.856, which represents the average closing price of our common stock for the ten days preceding the date of a letter agreement signed in May 2005. In addition to the stock and warrants, we have paid $75,000 to Triumph and are giving them the ability to earn an interest into the rights we hold in two other Venezuelan concessions by conducting exploration on the properties. The letter agreement provides us the right to buy back into those properties and operate them, once Triumph has earned their interest in them, as well as providing us with a right to buy into Triumph’s Las Flores property.

        In July 2005, we filed a registration statement with the Securities and Exchange Commission to sell up to $275.0 million of our common stock, debt securities, preferred stock and/or warrants. These securities may be offered from time to time, separately or together. We expect to use any proceeds from the sale of these securities for general corporate and working capital purposes, the financing of our expansion activities and the possible acquisitions of mining properties or other mining companies. The registration statement was recently declared effective by the Securities and Exchange Commission.

        In October 2004, the employees at the Velardeña mill in Mexico initiated a strike in an attempt to unionize mine employees at the San Sebastian unit. On June 6, 2005, we announced an agreement has been reached to resume work at the Velardeña mill, ending the strike. Mining at San Sebastian has resumed and the Velardeña mill has been restarted. Ore stockpiled during the strike is currently being processed, which we expect to be processed by the end of the year. For additional information, see the discussion under the Mexico Segment below.

        On May 6, 2005, we announced that our Board of Directors (the “Board”) had authorized payment of outstanding Series B Cumulative Convertible Preferred Stock dividends in arrears, totaling approximately $2.3 million. The cash dividend in arrears was paid on July 1, 2005, to shareholders of record as of June 16, 2005. In addition, the Board declared a regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares for the second quarter of 2005, which was also paid on July 1, 2005.

        The Board’s authorization of payment of current and past Series B Preferred dividends resulted in the elimination of two director positions that were elected by the holders of Series B preferred stock, which reduced available director positions from nine to seven. As a result, on May 6, 2005, our Board increased the number of director positions from seven to nine. The Board appointed Anthony P. Taylor and David J. Christensen, each of whom was previously a director elected by the holders of Series B preferred stock, to fill the two new director positions.

Overview

        For the second quarter and first six months of 2005, we recorded net losses of $6.2 million and $ 9.5 million, respectively, compared to income of $2.7 million and $8.9 million during the second quarter and first six months of 2004. While results of operations improved at the Lucky Friday and Greens Creek units for a net gross profit increase of $2.3 million and $2.2 million, respectively, during the second quarter and first six months of 2005 compared to the same periods in 2004, results at the San Sebastian and La Camorra units negatively impacted our gross profit as compared to previous periods by $8.9 million and $16.8 million, respectively, due primarily to:

•

The strike in Mexico during the first half of 2005, ending in June 2005, resulting in an ending stockpile inventory value of $4.5 million and no sales recorded during the first six months of 2005 for the San Sebastian unit, compared to sales of $9.9 million and $20.1 million, respectively, in the second quarter and first six months of 2004;

•	Approximately 26% and 34% fewer ounces of gold produced at the La Camorra unit , respectively, compared to the second quarter and first six months of 2004, due to lower ore grades and tons milled;
•	Increased costs at La Camorra due to the lower ore grades and longer haul time associated with increased mining depths over the same periods a year ago; and
•	Increased exploration and pre-development expenditures of $2.5 million and $4.7 million over the second quarter and first six months of 2004, respectively.

        More specific factors contributing to the variances are discussed below under each operating property, Corporate Matters and Financial Condition and Liquidity.

        Our focus in 2005 is to continue progress on major capital projects at current operating properties, exploration and development of new and existing targets and low-cost production. At La Camorra, we are finishing the construction of a production shaft and have commenced its operation, which is anticipated to lower our costs of production going forward. At the Lucky Friday unit, we expect to continue the development of the 5900 level, anticipated to yield approximately 4 million ounces of silver starting in 2006, lower operating costs and to extend the mine life. Development and equipment purchases continue at Mina Isidora in Venezuela, anticipated to become a new operating property for us next year. For 2005, we estimate our total capital expenditures to range between $45 million and $52 million, including $24.0 million spent during the first six months of this year.

        Exploration efforts in 2005 have focused on the discussed areas below. All of our exploration properties are at or near existing operations and overall we believe our exploration results so far have been successful, particularly with progress on the Block B concessions. During 2005, we estimate our exploration and pre-development expenditures to range between $20 million and $25 million, and include the following:

•	Expanding the orebody at Mina Isidora, testing the Chile East zone and drilling on the Twin Conductora structure, all located within the Block B concessions in Venezuela;
•	Testing the orebody limits at depth at the La Camorra mine and the Isbelia structure;
•	Continued drilling on the Hugh zone at San Sebastian;
•	Soil sampling on the El Gato and La Roca concessions acquired in January;
•	Continued work on the Noche Buena feasibility study;
•	The advancement of the exploration decline ramp at the Hollister Development Block, as well as construction of facilities within the confines of the East Pit;
•	Exploration diamond drilling at Lucky Friday; and
•	Underground drilling near the Gallagher Fault zone at Greens Creek.

Results of Operations

        For the second quarter and first six months of 2005, we recorded losses applicable to common shareholders of $6.4 million ($0.05 per common share) and $9.8 million ($0.08 per common share), respectively, compared to income of $2.6 million ($0.02 per common share) and a loss of $2.4 million ($0.02 per common share) in the same periods a year ago. Sales of products and gross profit by operating unit is highlighted below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales of products:
San Sebastian	$(3)	$9,886	$153	$20,056
Greens Creek	10,392	4,335	20,540	14,411
Lucky Friday	5,209	3,991	9,649	8,641
La Camorra	9,657	13,500	19,347	25,254

	$25,255	$31,712	$49,689	$68,362

Gross profit (loss):
San Sebastian	$(1,425)	$4,140	$(2,167)	$9,767
Greens Creek	2,790	829	6,246	3,805
Lucky Friday	798	476	1,246	1,449
La Camorra	1,317	4,626	3,620	8,459

	$3,480	$10,071	$8,945	$23,480

        The following table displays our actual silver and gold production (in thousand ounces) by operating property for the quarters and six months ended June 30, 2005 and 2004, and projected silver and gold production for the year ending December 31, 2005.

	Projected 2005	Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Silver ounces produced (in thousands):
San Sebastian	600	56	627	56	1,484
Greens Creek (1)	3,200	760	670	1,657	1,415
Lucky Friday (2)	2,800	623	518	1,144	1,002

Total silver ounces	6,600	1,439	1,815	2,857	3,901

	Projected 2005	Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Gold ounces produced (in thousands):
La Camorra	124	27	37	49	74
San Sebastian	20	1	10	1	22
Greens Creek (1)	26	6	6	12	13

Total gold ounces	170	34	53	62	109

(1)	Reflects our 29.73% portion.
(2)

Production results include approximately 55,000 ounces and 58,000 ounces of silver, respectively, for the second quarter and first six months of 2005, that were mined from the 5900 level development project.

        Total cash and total production costs, and average metals prices were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average costs per ounce of silver produced:
Total cash costs per ounce ($/oz.) (1,2,4)	2.59	1.72	2.59	1.57
Total production costs per ounce ($/oz.) (1,2)	4.22	3.38	4.15	3.14

Average costs per ounce of gold produced:
Total cash costs per ounce ($/oz.) (2,3,4)	317	162	307	152
Total production costs per ounce ($/oz.) (2,3)	373	251	366	242

Average Metals Prices:
Silver-London Fix ($/oz.)	7.15	6.25	7.06	6.46
Gold-Realized ($/oz.)	432	368	430	373
Gold-London Final ($/oz.)	427	394	427	401
Lead-LME Cash (cents/pound)	44.7	36.8	44.6	37.5
Zinc-LME Cash (cents/pound)	57.7	46.6	58.7	47.6

(1)	The higher costs per silver ounce during the second quarter and first six months of 2005 compared to the same periods in 2004 are due in part to absence of production from our San Sebastian unit.
(2)

Costs per ounce of gold are based on the gold produced from the La Camorra unit, our sole gold operating property. Gold, lead and zinc produced from San Sebastian, Greens Creek and Lucky Friday are treated as by-product credits in calculating silver costs per ounce. Ore containing gold that we purchase from third parties in Venezuela is treated as a by-product credit in calculating gold costs per ounce.

(3)

The increased costs per gold ounce during the second quarter and first six months of 2005 compared to the same periods in 2004 are due to a 26% and 34% decrease, respectively, in gold ounces produced at the La Camorra unit, resulting from a 25% and 37% decrease, respectively, in the gold ore grade (see the Venezuela segment below).

(4)

Cash costs per ounce of silver or gold represent non-GAAP measurements that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver or gold provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations from period-to-period from a cash flow perspective. Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to total cash costs. Total cash costs per ounce provides investors and management with a consistent measure of cash flows generated by operations, and is frequently used by publicly traded precious metals mining companies. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The Mexico Segment

        The San Sebastian unit, located in the State of Durango, Mexico, did not record sales in the second quarter of 2005 and in the first six months ended June 30, 2005, compared to $9.9 million and $20.1 million during the same periods in 2004, and reported losses from operations of $2.0 million and $4.0 million in the second quarter and first six months of 2005, compared to income from operations of $2.6 million and $6.8 million in the 2004 periods. These decreases are due to the strike at the Velardeña mill, where we process our ore from the San Sebastian mine, which has prevented production during the first half of 2005, partially offset by decreased exploration expenditures. The San Sebastian unit reported cost of sales and other production costs of $0.9 million during the second quarter of 2005 and $1.4 million for the first six months of 2005, compared to $4.8 million and $8.1 million during the same 2004 periods. During the strike, costs related to our mining operations were included in our stockpile inventory, while costs related to our idle Velardeña mill were expensed as incurred. Included in the (losses) income from operations during the second quarters and first six months of 2005 and 2004, respectively, were exploration expenditures of $0.7 million and $1.9 million, respectively, for the 2005 periods, and $1.5 million and $2.7 million, respectively, during the 2004 periods.

        The National Miners Union at the Velardeña mill initiated a strike in October 2004 in an attempt to unionize employees at the San Sebastian mine, who in turn informed us, the union and the Ministry of Labor that they did not want to be organized. The strike continued through most of the first half of 2005, ending in June. In April 2005, non-employee union members illegally blocked access to the mine, stopping the production of ore from the Don Sergio vein through the strike being resolved in June. Previous to this, the mine continued to operate at a normal rate, stockpiling ore in preparation for future processing.

        As a result of the strike, ore processing in June was limited to approximately 7,000 tons, producing approximately 56,000 silver ounces and 1,100 gold ounces, respectively, during the second quarter and first six months of 2005, compared to almost 41,000 tons milled, 0.6 million ounces of silver and 10,000 ounces of gold, respectively, during the second quarter of 2004 and approximately 81,000 tons, 1.5 million silver ounces and almost 22,000 gold ounces, respectively, during the first six months of 2004. The San Sebastian unit reported average grades of approximately 17 ounces of silver and 0.34 ounce of gold per ton during the second quarter and first six months of 2005, compared to grades of 16 silver ounces and 0.27 gold ounce per ton for the second quarter of 2004, and 21 silver ounces and 0.30 gold ounce per ton for the first six months of 2004.

        We completed mining on the Francine vein at the end of the first quarter of 2005 and are currently mining the end of the known resources on the Don Sergio vein. We anticipate that the productive capacity of this vein will be exhausted in the third quarter of 2005. Production will cease at this mine until new areas are identified and developed. The San Sebastian unit is forecasted to produce approximately 0.6 million ounces of silver and 20,000 ounces of gold, respectively, for the year ending December 31, 2005.

        Total cash costs for the San Sebastian unit were $1.49 per ounce of silver produced during the second quarter and first six months of 2005, compared to $0.39 and negative $0.09 for the same periods in 2004. Costs related to the strike at the Velardeña mill were not included in the calculation of total cash costs, which for the second quarter and first six months of 2005 were $0.9 million and $1.4 million, respectively.

        Because gold is considered a by-product of our silver production at the San Sebastian unit, the low total cash cost per ounce is the result of a gold by-product credit that was approximately $8.69 per silver ounce during the second quarter and first six months of 2005, compared to $6.31 per silver ounce during the second quarter of 2004 and $5.82 per silver ounce for the first six months of 2004, respectively. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

        While value from by-product gold is significant for San Sebastian, we believe that identification of silver as the primary product, with gold as a by-product, is appropriate because:

•

We have historically presented San Sebastian as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year.

•	San Sebastian is in a mining district historically identified with silver;
•	Exploration has been directed toward silver, and recent exploration results have shown a predominant silver content; and
•	Our mining methods and production planning target silver as our primary product, which has been accompanied by a significant gold presence.

        In addition to our treatment of gold as a by-product, we disclose an analysis of San Sebastian total cash cost per ounce on a co-product basis, in which our total cash costs are allocated to silver and gold based on the revenues generated by each. Please refer to footnote 5 of our Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The United States Segment

        Greens Creek

        The Greens Creek unit, a 29.73%-owned joint-venture arrangement with Kennecott Greens Creek Mining Company located on Admiralty Island, near Juneau, Alaska, reported sales of $10.4 million and $20.5 million for our account during the second quarter and first six months of 2005, compared to $4.3 million and $14.4 million during the same 2004 periods. Income from operations increased to $2.3 million and $5.5 million in the second quarter and first six months of 2005, from $0.8 million and $3.8 million for the same periods in 2004, primarily the result of increased metals prices and positive variances in silver production due to higher silver ore grades. These positive factors were partially offset by increased costs of production including higher fuel prices ($0.6 million for the second quarter, $0.8 million for the first six months) and exploration expenditures ($0.2 million for the second quarter, $0.4 million for the first six months). Cost of sales and other direct production costs as a percentage of sales from products increased, on a second quarter basis, to 55.8% in 2005 from 36.3% in the 2004 period, and increased to 51.0% for the first six months of 2005 from 48.3% for the same period in 2004.

        Greens Creek produced 0.8 million ounces of silver during the second quarter of 2005 and 1.7 million silver ounces during the first six months of 2005, as compared to 0.7 million and 1.4 million silver ounces produced during the same 2004 periods, respectively, or a 13% increase quarter-on-quarter and a 17% increase for the comparative six month periods, despite processed ore volumes that were approximately the same for the second quarters of 2004 and 2005 (approximately 58,000 tons each) and a decrease of 4% for the first six months of 2005 as compared to the first six months of 2004 (approximately 113,000 tons in the 2005 period compared to 118,000 tons in the 2004 period). The increased silver production is the result of silver ore grades that were approximately 9% and 18% higher for the second quarter and six months of 2005, respectively, over the 2004 periods.

        Greens Creek produced approximately 6,000 ounces of gold, 1,800 tons of lead and 5,400 tons of zinc during the second quarter of 2005, and 12,000 ounces of gold, 3,700 tons of lead and 10,500 tons of zinc during the first six months of 2005, compared to 6,800 ounces of gold, 2,000 tons of lead and 5,700 tons of zinc during the second quarter of 2004, and 13,500 ounces of gold, 3,700 tons of lead and 11,000 tons of zinc during the first six months of 2004. For the year ending December 31, 2005, production is forecast to total approximately 3.2 million silver ounces, 26,000 ounces of gold, and 7,000 and 22,000 tons of lead and zinc, respectively.

        Silver and gold ore grades were approximately 18 ounces of silver and 0.15 ounce of gold per ton during the second quarter of 2005, and 20 ounces of silver and 0.16 ounce of gold per ton for the first six months of 2005, compared to approximately 16 ounces of silver and 0.18 ounce of gold per ton during the second quarter of 2004, and 17 ounces of silver and 0.18 ounce of gold per ton during the first six months of 2004.

        The total cash costs per silver ounce increased to $1.11 per ounce during the second quarter of 2005, from $0.54 during the 2004 period, and increased to $1.07 during the first six months of 2005, from $0.77 during the same period in 2004. The large increases during 2005 are the result of lower by-product credits, on a per silver ounce produced basis, and higher production taxes, partially offset by increased silver ounces produced.

        While value from zinc, lead and gold is significant, we believe that identification of silver as the primary product, with zinc, lead and gold as a by-products, is appropriate because:

•

We have historically presented Greens Creek as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year.

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

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2004 to 2005. For the three and six months ended June 30, 2005 and 2004, zinc, lead and gold by-product credits, net of treatment and freight costs, totaled $5.26 per silver ounce and $5.32 per silver ounce, respectively, and $4.68 per silver ounce and $5.09 per silver ounce, respectively.

        A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization.

        Lucky Friday

        The Lucky Friday unit, located in northern Idaho and a producing mine for Hecla since 1958, reported sales of approximately $5.2 million during the second quarter of 2005 and $9.6 million during the first six months of 2005, compared to $4.0 million and $8.6 million during the same 2004 periods, and income from operations of $0.6 million during the second quarter of 2005 and $1.0 million during the first six months of 2005, compared with $0.1 million and $1.1 million during the same periods in 2004. Tons milled increased by 20% during the second quarter (48,000 tons in 2005 versus 40,000 tons in 2004) and 14% for the first six months (91,000 tons in 2005 versus 80,000 tons in 2004). Lucky Friday produced approximately 0.6 million ounces of silver and 3,800 tons of lead during the second quarter of 2005 and 1.1 million ounces of silver and 6,800 tons of lead during the first six months of 2005, compared to 0.5 million silver ounces and 3,200 tons of lead during the second quarter of 2004 and 1.0 million ounces of silver and 6,000 tons of lead in the first six months of 2004. For the year ending December 31, 2005, production is forecast to total approximately 2.8 million silver ounces and 17,000 tons of lead.

        Cost of sales and other direct production costs as a percentage of sales from products decreased to 83.0% during the second quarter of 2005 and increased slightly to 85.2% during the first six months of 2005, from 88.1% and 83.2%, respectively, during the comparable 2004 periods. Costs are anticipated to improve upon completion of the new access on the 5900 level of the Gold Hunter deposit, a property we have been mining at the Lucky Friday unit for the past several years under a long-term lease agreement negotiated in 1968. Full production on the new level is expected in 2006.

        The total cash costs per silver ounce during the second quarter and first six months of 2005 decreased to $4.69 and $4.96, respectively, compared to $4.87 and $5.14 during the same 2004 periods, primarily due to a strong by-product credit from increased lead and zinc prices and increased silver production, partially offset by increased production costs attributable to mining at a greater depth and increased personnel costs.

        While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	The Lucky Friday unit is situated in a mining district long associated with silver production; and
•	The Lucky Friday unit utilizes selective mining methods to target silver production.

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2004 to 2005. For the three and six months ended June 30, 2005 and 2004, zinc, lead and gold by-product credits, net of treatment and freight costs, totaled $2.68 per silver ounce and $1.92 per silver ounce, respectively, and $2.78 per silver ounce and $1.94 per silver ounce, respectively.

        A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

        Employees of TeckCominco in Trail, British Columbia, Canada, where concentrates produced at Lucky Friday are shipped, have been working at the smelter without a contract since May 2005, and are currently on strike. TeckCominco is currently taking delivery of our concentrate shipments at an alternative facility and continues to make provisional payments, although we will not be able to have final settlement until the strike is over. Concentrates produced at Lucky Friday are marketable. At this time, we do not believe our operations at Lucky Friday will be materially affected.

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

        Sales decreased to $9.7 million in the second quarter of 2005, from $13.5 million in the second quarter of 2004 (28%), and to $19.3 million in the first six months of 2005, from $25.2 million in the first six months of 2004 (23%), primarily due to the lower production of gold caused by a 25% negative variance in gold ore grade when comparing the second quarters (0.58 ounce per ton in the second quarter of 2005, compared to 0.77 ounce per ton in the same period in 2004) and a 37% negative variance year-to-date (0.51 ounce per ton in the first six months of 2005 compared to 0.81 ounce per ton in 2004). Approximately 49,000 tons and 100,000 tons, respectively, were milled during the second quarter and first six months of 2005, compared to approximately 51,000 tons and 97,000 tons, respectively, during the same periods in 2004. Although ore grades are expected to improve over the remainder of 2005 to near proven and probable ore grade levels of 0.60 ounce per ton, as evidenced by the increases in ore grade (30%) and ounces produced (24%) from the first quarter of this year to the current quarter, total gold production for the La Camorra unit, including from our custom milling operation and anticipated production from Mina Isidora, is projected to reach approximately 124,000 ounces for the year ending December 31, 2005, a decrease in the previous estimate of 13%. A brief strike at our La Camorra mine, which suspended operations for 13 days, was settled on July 21, 2005. Although the strike has ended, labor issues continue and operational output has not resumed its customary level as of the date of this filing. Projected production in 2005 from the La Camorra unit may be affected.

        The negative production variance was offset by a 17% increase in the realized price of gold comparing the second quarter of 2005 against the second quarter of 2004 ($432 per ounce in 2005 compared to $368 in the 2004 period), and a 15% positive variance for the six month periods ($430 per ounce during 2005 compared to $373 per ounce in 2004). Our realized gold price during 2004 was less than the average London Final prices ($394 and $401 per ounce, respectively, for the second quarter and first six months of 2004) due to forward gold sales contracts at $288.25 per ounce for a portion of our production. We delivered on all outstanding forward gold sales contracts by the end of 2004.

        For the quarter and six months ended June 30, 2005, the La Camorra unit reported a loss from operations of $1.3 million and $0.9 million, respectively, compared to income from operations of $4.6 million and $8.5 million from the same periods in 2004, primarily due to the decrease in sales as discussed above, and 22% and 28% increases in operating costs primarily due to increased activities at our custom milling business and at the La Camorra mine, due to the higher cost of mining at greater depths, as well as a foreign exchange loss in March 2005, due to an increase in the government-fixed exchange rate of the bolivar to the U.S. dollar at 2,150 to $1 (previously set at 1,920 to $1). In order to mine more efficiently at the greater depths of the La Camorra mine, we are finishing the construction of a production shaft, which will be placed into service during the third quarter, that is anticipated to decrease operating costs.

        Due to the exchange controls in place, the La Camorra unit recognized foreign exchange gains, which reduced our cost of sales by $2.3 million in the first six months of 2005 and $6.1 million in the first six months of 2004, due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As mentioned above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates ranging from 25% to 60%.

        The total cash cost at the La Camorra unit was $317 per gold ounce during the second quarter of 2005 and $307 per ounce during the first six months, compared to a total cash cost of $162 per ounce and $152 per ounce, respectively, during the same periods in 2004. Cost of sales and other direct production costs as a percentage of sales from products increased to 71.3% during the second quarter of 2005 and 66.9% for the first six months of 2005, from 41.7% and 40.0% during the same periods in 2004, respectively. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

        Because of the exchange controls in place and their impact on local suppliers, some supplies, equipment parts and other items we previously purchased in Venezuela have been ordered from outside the country. Increased lead times in receiving orders from outside Venezuela have continued to require a further increase in supply inventory at the La Camorra mine as of June 30, 2005 ($10.4 million) compared to December 31, 2004 ($9.0 million), although prepayments to vendors, have decreased to $0.9 million at June 30, 2005, from $2.7 million at December 31, 2004.

        In February 2005, Venezuela’s Basic Industries Minister announced that Venezuela would review all foreign investments in non-oil basic industries, including gold projects, to maximize technological and developmental benefits and align investments with the current administration’s social agenda. The Minister indicated Venezuela is seeking transfers of new technology, technical training and assistance, job growth, greater national content, and creation of local downstream industries and that the transformation would require a fundamental change in economic relations with major multinational companies. We have several contracts, a concession, and one lease, which could be subject to review. To the best of our knowledge, all of our properties are in compliance with the regulations and requirements of the agreements. Additionally, we believe we have gone beyond the mandated requirements in community and social development and believe we are generally perceived as having an overall positive impact on the region.

        The Venezuelan government announced new regulations effective April 1, 2005, and proposed additional new legislation in July 2005 concerning the export of goods and services from Venezuela. The regulations require all exported goods and services to be invoiced in the currency of the country of destination or in U.S. dollars. The proposed legislation would impose strict sanctions, criminal and economic, for the exchange of Venezuelan currency (the “Bolivar”) with other foreign currency, except through officially designated methods, or for obtaining foreign currency under false pretenses. Additionally, foreign currency obtained in export transactions is required to be sold to the Central Bank within prescribed time limits. The new and proposed regulations could result in an increase in our costs and may impact our Venezuelan cash flows, profitability of operations and production. There can be no assurance that further developments or interpretations of these regulations are limited to the impact we have described herein.

        Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), which owns and operates our La Camorra unit, is involved in litigation with the Venezuelan tax authority (“SENIAT”) concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolivar City, State of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, there can be no assurance as to the outcome of this proceeding. If the Tax Court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our Venezuela operations and have a material adverse effect on our financial condition.

        In February 2005, we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and involve further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of June 30, 2005. There can be no assurance that we will be successful in defending against the tax assessment, that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial condition.

        The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all of our production of gold has been exported and no sales have been made in the Venezuelan market. In May 2005, we applied for a waiver with the Central Bank of Venezuela on the requirement to sell 15% of our gold in country, however, the Board of Directors of the Central Bank of Venezuela have not yet reached a final determination on our request to export 100% of our gold production.

        In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. As a result of the above, we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will grant us a waiver on the requirement to sell 15% of our gold within Venezuela or that the Central Bank of Venezuela will purchase gold from us, and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts, or we may have to inventory a portion of our gold production until such time we find a suitable purchaser for our gold. These matters could have a material adverse effect on our financial results.

        In addition, our operations may also be affected by the presence of small, independent and/or illegal miners who attempt to operate on the fringes of major mining operations. Although we, in conjunction with local authorities and/or the Venezuelan National Guard, employ strategies to control the presence and/or impact of such miners, including the commencement of a custom milling program in 2004 for small mining cooperatives working in the area of Mina Isidora, there can be no assurance that such miners will not adversely affect our operations or that the local authorities and/or the Venezuelan National Guard will continue to assist our efforts to control their impact.

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

Corporate Matters

        Dividends for preferred stock were considerably lower during the first six months of 2005 ($0.3 million) when compared to the same period in 2004 ($11.3 million). Included in the 2004 preferred stock dividends were non-cash dividend charges of approximately $10.9 million related to exchanges of preferred stock for common stock. For more information, see Note 10 – Shareholders’ Equity in our annual report filed on Form 10-K, as amended by Form 10-K/A-1, for the year ended December 31, 2004. During the second quarter of 2005, dividends of approximately $0.1 million were declared and subsequently paid on July 1, 2005. On May 6, 2005, our Board of Directors authorized payment on outstanding Series B Cumulative Convertible Preferred Stock dividends in arrears, totaling approximately $2.3 million, which were paid on July 1, 2005.

        General and administrative expenses remained virtually the same in the second quarter of 2005, compared to 2004, at $2.3 million during both periods, and increased $0.8 million during the first six months of 2005 compared to the same periods in 2004. The increase for the six-month period is primarily due to increased corporate expenditures in 2005, including accounting, audit and legal fees, and the addition of personnel.

        Pre-development expense increased $1.4 million and $3.2 million, respectively, for the second quarter and first six months of 2005, compared to the same periods in 2004, due to increased activity at the Hollister Development Block in Nevada. Total project advance on the decline stood at 2,200 feet at the end of July 2005 and is anticipated to be completed in the second or third quarter of next year.

        Exploration expense increased $1.2 million and $1.5 million, respectively, during the second quarter and six months of 2005 compared to the same periods in 2004, primarily due to increased exploration expenditures in Venezuela, primarily at the La Camorra mine and Block B concessions.

        Other operating expense, net of other operating income, increased $1.3 million and $0.8 million during the second quarter and first six months of 2005, from income of $0.8 million during the second quarter of 2004 to an expense of $0.5 million in the 2005 period, and expenses of $0.4 million for the first six months of 2004 to $1.2 million during the first six months of 2005. These increases in expense are primarily due to increased accruals of $1.2 million and $0.4 million, respectively, for variable plan accounting on certain stock options during the second quarter and first six months of 2005 compared to the 2004 periods. Additionally, corporate expenditures, including insurance and legal fees, increased in the 2005 periods when compared to 2004.

        The provision for closed operations and environmental matters decreased $0.3 million and $0.8 million during the second quarter and first six months of 2005 compared to the same periods in 2004, principally due to lower legal and other expenditures related to Idaho’s Coeur d’Alene Basin, and a lower provision for future reclamation and other closure costs compared to the 2004 periods.

        The provision for income taxes decreased by $0.9 million and $1.4 million during the second quarter and first six months of 2005 compared to the same periods in 2004, primarily due to variances in foreign withholding taxes payable and foreign income taxes payable. For further information, see Note 3 – Income Taxes.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation,
Depletion and Amortization (GAAP)

        The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating unit, for the quarters and six months ended June 30, 2005 and 2004 (in thousands, except costs per ounce). Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in conjunction with the Gold Institute in an effort to provide a comparable standard; however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies. Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units are shown (reflected) in the tables below, as it is presented in our Consolidated Statements of Operations and Comprehensive Income (Loss).

	La Camorra Unit (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total cash costs (2)	$8,234	$5,982	$14,416	$11,217
Divided by ounces produced	26	37	47	74

Total cash cost per ounce produced	$317	$162	$307	$152

Reconciliation to GAAP:
Total cash costs	$8,234	$5,982	$14,416	$11,217
Depreciation, depletion and amortization	1,449	3,246	2,777	6,681
Treatment and freight costs	(515)	(575)	(927)	(1,034)
By-product credits	437	51	743	116
Change in product inventory	(1,265)	256	(1,313)	(146)
Reclamation and other costs	—	(85)	31	(39)

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$8,340	$8,875	$15,727	$16,795

	Combined Silver Properties
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total cash costs (2)	$3,587	$3,128	$7,252	$6,111
Divided by ounces produced	1,384	1,815	2,800	3,901

Total cash cost per ounce produced	2.59	1.72	2.59	1.57

Reconciliation to GAAP:
Total cash costs	$3,587	$3,128	$7,252	$6,111
Depreciation, depletion and amortization	2,430	2,839	4,928	5,797
Treatment and freight costs	(5,896)	(5,742)	(11,907)	(11,413)
By-product credits	11,862	13,894	23,118	28,378
Idle facility costs	865	- -	1,376	- -
Change in product inventory	497	(1,525)	108	(1,132)
Reclamation and other costs	90	172	142	346

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$13,435	$12,766	$25,017	$28,087

	Lucky Friday Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total cash costs (2)	$2,663	$2,523	$5,389	$5,153
Divided by silver ounces produced (3)	568	518	1,087	1,002

Total cash cost per ounce produced	4.69	4.87	4.96	5.14

Reconciliation to GAAP:
Total cash costs	$2,663	$2,523	$5,389	$5,153
Depreciation, depletion and amortization	89	—	178	—
Treatment and freight costs	(1,908)	(1,606)	(3,686)	(3,111)
By-product credits	3,433	2,602	6,704	5,056
Change in product inventory	142	(14)	(186)	76
Reclamation and other costs	(7)	10	6	18

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$4,412	$3,515	$8,405	$7,192

	Greens Creek Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total cash costs (2)	$841	$361	$1,780	$1,090
Divided by silver ounces produced	760	670	1,657	1,415

Total cash cost per ounce produced	1.11	0.54	1.07	0.77

Reconciliation to GAAP:
Total cash costs	$841	$361	$1,780	$1,090
Depreciation, depletion and amortization	1,806	1,929	3,828	3,639
Treatment and freight costs	(3,948)	(3,769)	(8,181)	(7,473)
By-product credits	7,945	7,336	15,930	14,682
Change in product inventory	916	(2,442)	855	(1,511)
Reclamation and other costs	42	89	81	179

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$7,602	$3,504	$14,293	$10,606

	San Sebastian Unit (4,5)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total cash costs (2)	$83	$244	$83	$(132)
Divided by silver ounces produced	56	627	56	1,484

Total cash cost per ounce produced	1.49	0.39	1.49	(0.09)

Reconciliation to GAAP:
Total cash costs	$83	$244	$83	$(132)
Depreciation, depletion and amortization	535	910	922	2,158
Treatment and freight costs	(40)	(367)	(40)	(829)
By-product credits	484	3,956	484	8,640
Idle facility costs	865	—	1,376	—
Change in product inventory	(561)	931	(561)	303
Reclamation and other costs	55	73	55	149

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$1,421	$5,747	$2,319	$10,289

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reconciliation to GAAP, All locations
Total cash costs (2)	$11,821	$9,110	$21,668	$17,328
Depreciation, depletion and amortization	3,879	6,085	7,705	12,478
Treatment and freight costs	(6,411)	(6,317)	(12,834)	(12,447)
By-product credits	12,299	13,945	23,861	28,494
Idle facility costs	865	- -	1,376	- -
Change in product inventory	(768)	(1,269)	(1,205)	(1,278)
Reclamation and other costs	90	87	173	307

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$21,775	$21,641	$40,744	$44,882

(1)

Costs per ounce of gold are based on the gold produced by the La Camorra mine only. During the quarters and six months ending June 30, 2005 and 2004, a total of 1,095 and 131 ounces, and 1,862 and 295 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three and six months ending June 30, 2005 and 2004, were the costs to purchase the ore of approximately $0.7 million and $0.1 million, respectively, and $1.1 million and $0.2 million, respectively.

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

(3)

Ounces mined from the 5900 level development project at Lucky Friday are not included in the determination of total cash costs. During the second quarter and first six months of 2005, approximately 55,000 ounces and 58,000 ounces of silver, respectively, were excluded from the calculation.

(4)

Due to the strike at the Velardeña mill in Mexico, costs totaling $0.9 million and $1.4 million have been excluded from the determination of silver costs per ounce during the second quarter and year to date ending June 30, respectively, as they are not representative of costs associated with first half silver ounces produced.

(5)

Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following costs per ounce would have been reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total cash costs	$568	$4,200	$568	$8,508

Revenues
Silver	45.8%	49.8%	45.8%	52.8%
Gold	54.2%	50.2%	54.2%	47.2%

Ounces produced
Silver	56	627	56	1,484
Gold	1	10	1	22

Total cash cost per ounce produced
Silver	$4.66	$3.34	$4.66	$3.02
Gold	$274	$209	$274	$187

Financial Condition and Liquidity

        At June 30, 2005, we had cash and cash equivalents of $18.3 million and $34.1 million in short-term investments. Our cash requirements have been funded primarily by our existing cash balances and short-term investments held at the beginning of the year. Our cash needs over the next twelve months will be primarily related to capital expenditures, exploration activities and reclamation expenditures, and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations and/or future borrowings or debt, or equity security issuances. Although we believe existing cash and cash equivalents are adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecasted.

        In July 2005, we filed a registration statement with the Securities and Exchange Commission to sell up to $275.0 million of our common stock, debt securities, preferred stock and/or warrants. These securities may be offered from time to time, separately or together. We expect to use any proceeds from the sale of these securities for general corporate and working capital purposes, the financing of our expansion activities and the possible acquisitions of mining properties or other mining companies.

Operating Activities

        Cash flow from operating activities decreased by $22.8 million in the first six months of 2005 compared to the same period of 2004, due primarily to a decrease in net income of $18.5 million related to a strike in Mexico, lower production in Venezuela and our commitment to fund exploration and pre-development activities. Working capital changes resulted in positive cash flows totaling $2.2 million in 2005 compared to the first six months of 2004, in particular:

•

While prepaid expenses in Venezuela increased $4.7 million during the first six months of 2004, since December 2004, prepaid expenses have been reduced by $1.8 million attributable to a lower level of deposits required by vendors for materials and services related to capital projects in Venezuela; and

•

A reduction in VAT receivable in Venezuela, resulting from the sale of VAT refunds. As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, which are given in the form of tax certificates and are marketable within the country. During the first six months of 2005, we received and sold our rights to certain of our VAT refunds for $3.1 million, less a discount of 15%.

        The foregoing sources of cash from working capital changes were offset by the following negative effects:

•

Trade accounts receivable decreased by a lesser amount ($0.3 million) in the first six months of 2005 than in 2004. The difference is attributable to the timing of shipments and collections for the Greens Creek unit, from which large volumes of concentrates are periodically shipped in bulk oceangoing vessels, and no receivables recorded in Mexico due to the strike at the Velardeña mill, offset by increased receivables at Lucky Friday over the prior year.

•

Product inventories increased by a greater amount ($1.6 million) due primarily to the building of an ore stockpile in Mexico attributable to the strike, partly offset by decreased product inventories at June 30, 2005 related to the timing of shipments at Greens Creek.

•

Materials inventories continued to increase during the first six months of 2005 over the same period in 2004 ($1.3 million), primarily driven by the escalation of operational activity at Mina Isidora in Venezuela and increases at the La Camorra mine, due to the long lead time in ordering supplies outside the country.

•

While the accounts payable balance increased during the first six months of 2004 from the prior year, the June 2005 balance decreased, for a net variance of $1.3 million due primarily to increased accruals related to shaft construction in Venezuela during the first six months of 2005, offset by an $0.8 million interest payment during the first quarter of 2004.

        Non-cash elements included lower depreciation, depletion and amortization expense ($4.9 million), no provision in 2005 for deferred income taxes (lower by $1.7 million), a $0.6 million non-cash gain recorded for the sale of royalty interests, and a lower provision recorded for future reclamation and closure costs (lower by $0.6 million), offset by an increased adjustment for compensation expense primarily recognized for variable plan accounting on certain stock options compared with the first six months of 2004 ($1.1 million).

        Employees of TeckCominco in Trail, British Columbia, Canada, where concentrates produced at Lucky Friday are shipped, have been working at the smelter without a contract since May 2005, and are currently on strike. TeckCominco is currently taking delivery of our concentrate shipments at an alternative facility and continues to make provisional payments, although we will not be able to have final settlement until the strike is over. Concentrates produced at Lucky Friday are marketable. At this time, we do not believe our operations at Lucky Friday will be materially affected.

Investing Activities

        Investing activities required $10.1 million in cash during the first six months of 2005 compared to $40.1 million in the first six months of 2004. We purchased $43.5 million in held-to-maturity securities, offset by maturities of similar instruments totaling $70.8 million. Another $13.2 million in cash was used to purchase publicly traded securities. In addition, $24.0 million was used for additions to properties, plants and equipment, of which the most significant components were the shaft project at the La Camorra mine and development of the Mina Isidora mine in Venezuela, and the Lucky Friday Gold Hunter 5900 level development project.

Financing Activities

        Financing activities provided approximately $0.3 million in cash from common stock issued upon the exercise of 79,423 employee stock options, compared to $0.5 million used in the first six months of 2004 from the net repayment of debt ($1.9 million), offset by the exercise of 285,962 employee stock options ($1.4 million).

Contractual Obligations and Contingent Liabilities and Commitments

        The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our earn-in agreement obligations, outstanding purchase orders, and certain capital expenditures and lease arrangements as of June 30, 2005 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Purchase obligations	$9,853	$—	$—	$—	$9,853
Contractual obligations (1)	2,118	—	—	—	2,118
Operating lease commitments (2)	1,213	820	5	—	2,038

Total contractual cash obligations	$13,184	$820	$5	$—	$14,009

(1)

As of June 30, 2005, we were committed to approximately $1.1 million for Venezuelan employee transportation to the La Camorra mine, and $1.0 million and $0.1 million, respectively, for various capital projects at Greens Creek and in Venezuela.

(2)

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

        We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At June 30, 2005, our reserves for these matters totaled $72.4 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. During 2005, expenditures for environmental remediation and reclamation are estimated to be in the range of $8.0 million to $10.0 million. For additional information relating to our environmental obligations, see Note 5 to our Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make a wide variety of estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements; and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Our accounting policies are described in Note 1 of the Consolidated Financial Statements in our annual report filed on Form 10-K, as amended by Form 10-K/A-1, for the year ended December 31, 2004. We have identified our most critical accounting policies below that are important to the portrayal of our current financial condition and results of operations. Management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors and the audit committee has reviewed the disclosures presented below.

Revenue Recognition

        Sales of all metals products sold directly to smelters, including by-product metals are recorded as revenues when title and risk of loss transfer to the smelter at forward prices for the estimated month of settlement. Sales from our San Sebastian, Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter, we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted to month-end metals prices until final settlement. If a significant variance was observed in estimated metals prices or metal content compared to the final actual metals prices or content, our monthly results of operations could be affected. Sales of metals in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. Third party smelting, refinery costs and freight expense are recorded as a reduction of revenue.

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

        Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques are sufficient to offset such effects. If our realized prices for the metals we produce, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

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

        Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation; uncertainties associated with defining the nature and extent of environmental contamination; the uncertainties relating to specific reclamation and remediation methods and costs; application and changing of environmental laws; regulations and interpretations by regulatory authorities; and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $72.4 million at June 30, 2005, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next thirty years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 “Accounting for Contingencies,” SFAS No. 143 and AICPA Statement of Position 96-1 “Environmental Remediation Liabilities.” It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of June 30, 2005, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $48.4 million. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

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

        Due to the exchange controls in place, the La Camorra unit recognized foreign exchange gains, which reduced our cost of sales by $2.3 million in the first six months of 2005 and $6.1 million in the first six months of 2004, due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates ranging from 25% to 60%.

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

        Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from gold production and the strong gold prices. Cash costs per ounce are calculated pursuant to the standards of the Gold Institute, and are consistent with how costs per ounce are calculated within the mining industry. Total cash costs for the San Sebastian unit were $1.49 per ounce of silver produced (exclusive of strike-related costs) during the second quarter and first six months of 2005, compared to $0.39 and negative $0.09 for the same periods in 2004. During the second quarters and first six months of 2005 and 2004, gold by-product credits were approximately $8.69 and $6.31 per silver ounce, respectively, and $8.69 and $5.82 per silver ounce, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Silver	$4.66	$3.34	$4.66	$3.02
Gold	274	209	274	187

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

•	By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

        The values of all by-products per ounce of silver produced, net of treatment and freight costs, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Greens Creek	$5.26	$5.32	$4.68	$5.09
Lucky Friday	2.68	1.92	2.78	1.94

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

Value-added Taxes

        Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $7.8 million (net of a reserve for anticipated discounts totaling $1.2 million) at June 30, 2005, and $7.4 million at December 31, 2004 (net of a reserve for anticipated discounts of $1.9 million).

        As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in April 2005, for the periods of November 2002 through May 2004. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 18% of face value at June 30, 2005 and December 31, 2004, respectively. In April 2005, we received and sold $3.1 million of VAT refunds to an outside third-party for a net discount of 15%.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires the measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. We will adopt SFAS No. 123(R) on January 1, 2006. Accordingly, compensation cost will be recognized. For all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006, the effect on net income (loss) and earnings per share in the periods following adoption of SFAS No. 123R are expected to be consistent with our pro forma disclosure under SFAS No. 123, as reported in Note 9 – Stock-Based Plans, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income (loss) per share will vary depending upon the number and fair value of options granted in future years compared to prior years.

        In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” FIN No. 147 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 becomes effective on January 1, 2006, although we do not expect the adoption to have a material effect on our consolidated financial statements.

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the accounting and reporting for voluntary changes in accounting principles, whereby the effects will be reported as if the newly adopted principle has always been used. SFAS No. 154 also includes minor changes concerning the accounting for changes in estimates, correction of errors and changes in reporting entities. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2005, which are sensitive to changes in interest rates and are not held for trading purposes. Actual results could differ from those projected in the forward-looking statements. We believe there has been no material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1 – Risk Factors in our Form 10-K, as amended by Form 10-K/A-1 for the year ended December 31, 2004).

Interest-Rate Risk Management

        At June 30, 2005, certain of our short-term investments were subject to changes in market interest rates and were sensitive to those changes. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments in the future, such as interest rate swaps, to manage the risk associated with interest rate changes.

        The following table presents principal cash flows (in thousands) for short-term investments sensitive to changes in market interest rates at June 30, 2005, by maturity date and the related average interest rate. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

	Expected Maturity Date					Total	Fair Value
	2005	2006	2007	2008	2009
Short-term investments	$8,302	$1,000	—	—	—	$9,302	$9,302
Average interest rate	3.01%	3.20%

Item 4.    Controls and Procedures

        (a)    Disclosure and controls procedures:   An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2005, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

        (b)    Changes to internal control over financial reporting:   In our December 31, 2004 Annual Report on Form 10-K, management, in consultation with the Audit Committee, concluded that internal controls over financial reporting in place at December 31, 2004, were ineffective due to three material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Two of the material weaknesses concerned the employee strike at our Velardeña mill (the “mill”) in Mexico. First, management was not able to complete testing of all internal controls at the mill, as access to the mill was restricted as provided by Mexican law and practice, by the employees on strike. Second, operations personnel, in order to preserve the equipment, prepared for the strike by emptying work-in-process inventory into the tailings impoundment at the mill, and the emptying of the work-in-process inventory was not properly communicated to accounting personnel.  The third material weakness related to the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico. The status of these three material weaknesses at June 30, 2005, was as follows:

•

In June 2005, the strike at the mill ended and operations have effectively resumed. Accordingly, we believe we will be able to complete our testing of internal controls and affirmatively report on the effectiveness of internal controls at the mill as of December 31, 2005.

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

•

Regarding the third material weakness, management has designed and implemented new control procedures to remediate the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico. As previously reported in our March 31, 2005 Quarterly Report on Form 10-Q, we have taken steps to eliminate this material weakness by providing additional training to the accounting staff in Mexico concerning proper recording of accounts payable transactions and the reconciliation and review of accounts payable and related accounts payable transactions and balances. Management performed additional oversight and review procedures throughout the first and second quarters of 2005 and at June 30, 2005, to ensure that accounts payable balances in Mexico were properly stated. Management believes these controls have been effective in remediating this material weakness.

        There have been no other changes in our internal controls over financial reporting during the quarter and six months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders held on May 6, 2005, the following matters were voted on by Hecla’s shareholders:

        A.    Election of One Director:

	Votes For	Votes Withheld	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting
Phillips S. Baker, Jr.	97,398,168	2,300,785	84.21%	97.7%

        B.    Approval of the amendment to the Stock Plan for Nonemployee Directors*:

Votes For	Votes Against	Abstentions	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting
93,769,526	5,466,660	462,767	79.2%	94.1%

*  There were no broker non-votes for this item.

Item 5.    Other Information

(a)	On June 30, 2005, we revised the form of Non-Qualified Stock Option Agreement for use under our Key Employee Deferred Compensation Plan to be consistent with new Internal Revenue Service rules. A copy of the form of agreement is attached hereto as Exhibit 10.1.

Item 6.    Exhibits

                          See the exhibit index to this Form 10-Q for the list of exhibits.

Items 2 and 3 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY (Registrant)

Date: August 9, 2005	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date: August 9, 2005	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – June 30, 2005
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333-100395) and incorporated herein by reference.

10.1	Hecla Mining Company form of Non-Qualified Stock Option Agreement (Under the Key Employee Deferred Compensation Plan) entered into between Hecla Mining Company and participants under the Key Employee Deferred Compensation Plan, as amended. (1)*

10.2	Written description of objectives for the 2005-2007 plan period under the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan, a description of which was previously filed as Exhibit 10.7(b) to the Registrant’s Form 10-Q/A filed on March 15, 2005, which amended the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, incorporated by reference to the Registrant’s Form 8-K filed on May 12, 2005. (1)

10.3	Employment Agreement dated May 6, 2005 between Hecla Mining Company and Ian Atkinson, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (1)

10.4	Hecla Mining Company Key Employee Deferred Compensation Plan, incorporated by reference herein to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on July 24, 2002 (File No. 333-96995). (1)

10.5	Amendment to the Registrant’s Stock Plan for Nonemployee Directors, dated May 6, 2005 and incorporated by reference herein to the Registrant’s Form 8-K filed on May 12, 2005. In connection therewith, pages 28-30 of the Registrant’s Proxy Statement on Schedule 14A, filed on March 30, 2005, under the heading “Amendment to Stock Plan for Nonemployee Directors” are incorporated herein by reference. (1)

10.6	Agreement between the Registrant and Arthur Brown, Chairman of the board of directors of the Registrant, dated May 6, 2005 and incorporated by reference herein to the Registrant’s Form 8-K filed on May 12, 2005, wherein certain changes were made to the compensation paid to Mr. Brown under the 1995 Stock Incentive Plan, incorporated by reference to Form 10-K for the period ended December 31, 2004, filed on March 16, 2005. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________ (1) Indicates a management contract or compensatory plan or arrangement. * Filed herewith