Form 10-Q
period 2005-09-30
HECLA MINING CO/DE/
filed 2005-11-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 4, 2005
Common stock, par value	118,563,861
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2005

I N D E X*

*Certain items are omitted as they are not applicable.

Part I — Financial Information

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$11,916	$34,460
Short-term investments and securities held for sale	30,864	46,328
Accounts and notes receivable, net:
Trade	11,316	6,911
Other	12,074	15,025
Inventories	24,698	20,250
Other current assets	3,742	5,607

Total current assets	94,610	128,581
Investments	2,225	1,657
Restricted cash and investments	20,150	19,789
Properties, plants and equipment, net	132,902	114,515
Other non-current assets	16,391	14,906

Total assets	$266,278	$279,448

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$15,511	$15,904
Dividends payable	—	138
Accrued payroll and related benefits	10,018	9,405
Accrued taxes	2,683	2,379
Current portion of accrued reclamation and closure costs	7,855	9,237

Total current liabilities	36,067	37,063
Accrued reclamation and closure costs	64,146	65,951
Other non-current liabilities	8,445	7,107

Total liabilities	$108,658	$110,121

SHAREHOLDERS’ EQUITY
Preferred stock, $0.25 par value, authorized 5,000,000 shares;
157,816 shares issued, liquidation preference
2005 – $7,891, 2004 – $10,238	39	39
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2005 – 118,572,135 shares, and
issued 2004 – 118,350,861 shares	29,643	29,588
Capital surplus	508,015	506,630
Accumulated deficit	(388,730)	(367,832)
Accumulated other comprehensive income	8,771	1,020
Less treasury stock, at cost; 8,274 common shares	(118)	(118)

Total shareholders’ equity	157,620	169,327

Total liabilities and shareholders’ equity	$266,278	$279,448

The accompanying notes are an integral part of the consolidated financial statements.

Part I — Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Sales of products	$30,428	$33,718	$80,117	$102,080

Cost of sales and other direct production costs	22,220	21,552	55,259	53,957
Depreciation, depletion and amortization	5,577	5,261	13,282	17,739

	27,797	26,813	68,541	71,696

Gross profit	2,631	6,905	11,576	30,384

Other operating expenses:
General and administrative	2,652	2,071	7,581	6,169
Exploration	5,100	5,656	12,457	11,476
Pre-development expense	2,534	518	6,768	1,541
Depreciation and amortization	154	89	437	238
Other operating expense	697	1,290	1,881	1,716
Provision for closed operations and environmental matters	830	8,515	1,517	9,970

	11,967	18,139	30,641	31,110

Loss from operations	(9,336)	(11,234)	(19,065)	(726)

Other income (expense):
Interest income	840	446	1,628	1,212
Interest expense	(31)	(80)	(39)	(457)

	809	366	1,589	755

Income (loss) from operations, before income taxes	(8,527)	(10,868)	(17,476)	29
Income tax provision	(68)	(424)	(660)	(2,393)

Net loss	(8,595)	(11,292)	(18,136)	(2,364)
Preferred stock dividends	(138)	(138)	(414)	(11,464)

Loss applicable to common shareholders	$(8,733)	$(11,430)	$(18,550)	$(13,828)

Comprehensive loss:
Net loss	$(8,595)	$(11,292)	$(18,136)	$(2,364)
Unrealized holding gains on investments	5,425	208	6,990	677
Change in derivative contracts	—	(522)	761	(506)

Comprehensive loss	$(3,170)	$(11,606)	$(10,385)	$(2,193)

Basic and diluted loss per common share after preferred dividends	$(0.07)	$(0.10)	$(0.16)	$(0.12)

Basic and diluted weighted average number of common shares outstanding	118,484	118,285	118,422	117,955

The accompanying notes are an integral part of the consolidated financial statements.

Part I — Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended

	September 30, 2005	September 30, 2004

Operating activities:
Net loss	$(18,136)	$(2,364)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	13,719	17,977
Gain on disposition of properties, plants and equipment	(53)	(105)
Gain on sale of royalty interests	(550)	—
Provision for reclamation and closure costs	767	9,438
Deferred income taxes	—	1,989
Stock compensation	1,085	300
Change in assets and liabilities:
Accounts and notes receivable	(1,454)	(5,430)
Inventories	(4,448)	(930)
Other current and non-current assets	984	(4,219)
Accounts payable and accrued expenses	369	4,242
Accrued payroll and related benefits	717	2,389
Accrued taxes	304	(617)
Accrued reclamation and closure costs and other non-current liabilities	(3,238)	(5,388)

Net cash provided by (used in) operating activities	(9,934)	17,282

Investing activities:
Additions to properties, plants and equipment	(31,452)	(30,893)
Proceeds from disposition of properties, plants and equipment	21	98
Increase in restricted investments	(361)	(13,427)
Purchase of short-term investments and other securities held for sale	(68,694)	(84,794)
Maturities of short-term investments and other securities held for sale	91,128	90,707

Net cash used in investing activities	(9,358)	(38,309)

Financing activities:
Common stock issued under stock option plans	251	1,420
Dividends paid to preferred shareholders	(2,899)	—
Other financing activities	(604)	—
Borrowings on debt	1,000	2,430
Repayments on debt	(1,000)	(7,103)

Net cash used in financing activities	(3,252)	(3,253)

Net decrease in cash and cash equivalents	(22,544)	(24,280)
Cash and cash equivalents at beginning of period	34,460	73,662

Cash and cash equivalents at end of period	$11,916	$49,382

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

Note 2.   Short-Term Investments, Investments and Restricted Cash

Short-Term Investments and Securities Held for Sale

        Investments at September 30, 2005 and December 31, 2004 (in thousands) are carried at amortized cost with the exception of marketable equity securities. Due to the short-term nature of these investments, the amortized cost approximates fair market value. The marketable equity securities are categorized as available for sale and are carried at fair market value.

	September 30, 2005	December 31, 2004

Certificates of deposit	$—	$6,498
United States government and federal agency securities	—	9,500
Municipal securities	—	1,480
Corporate bonds	1,000	1,000
Adjustable rate securities (1)	—	18,150
Marketable equity securities (cost 2005 - $21,001
and cost 2004 - $7,807)	29,864	9,700

Total short-term investments and securities held for sale	$30,864	$46,328

(1)

We have reclassified adjustable rate securities from cash and cash equivalents on the December 31, 2004 Consolidated Balance Sheet to short-term investments ($18.2 million) to conform to the September 30, 2005 Consolidated Balance Sheet presentation. Adjustable rate securities are long-term debt securities or preferred stock whose interest (dividend) rate resets frequently. These securities share many attributes with cash equivalents, however their contractual maturities are longer into the future, not within 90 days.

Non-Current Investments

        At September 30, 2005 and December 31, 2004, the fair market value of our non-current investments was $2.2 million and $1.7 million, respectively. The cost of these investments was approximately $1.0 million and $0.4 million, respectively, and consists primarily of available for sale equity securities. In February 2005, we sold certain undeveloped mining royalty interests to International Royalty Corporation, an unrelated company. As a result of this sale, we received as payment approximately $0.6 million in the form of International Royalty Corporation common stock, which is included in our non-current investments. Additionally, we have recorded a gain of approximately $0.6 million, which represents the fair value of the common stock received in excess of our carrying value of such interests.

Restricted Cash and Investments

        Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies, and are restricted primarily for reclamation funding or surety bonds.

        We have cash restricted in Venezuela to secure certain alleged unpaid tax liabilities, as discussed further in Note 5. At September 30, 2005 and December 31, 2004, restricted cash and investments were $20.2 million and $19.8 million, respectively.

Note 3.   Income Taxes

        For the three and nine months ended September 30, 2005, we recorded a $0.1 million and $0.7 million tax provision, respectively, primarily for foreign income taxes payable, foreign withholding taxes payable and U.S. alternative minimum tax. For the three and nine months ended September 30, 2004, we recorded $0.4 million and $2.4 million tax provisions, respectively, for foreign income taxes. The provisions consisted primarily of a deferred tax provision on the reduction of deferred tax assets resulting from the utilization of tax net operating loss carryforwards in Mexico and current provisions for accrued Mexican and Venezuelan withholding taxes on interest expense related to intercompany debt.

        The income tax provision for the third quarter and first nine months of 2005 varies from the amount that would have resulted from applying the statutory income tax rate to our losses before income taxes primarily due to utilization of net operating losses in the U.S. and the foreign non-utilization of tax net operating losses in Mexico and Venezuela. The income tax provision for the third quarter and first nine months of 2004 varies from the amount that would have resulted from applying the statutory income tax rate to our losses before income taxes primarily due to the benefit from utilization of a tax loss for currency devaluation net of inflation gains in Venezuela, and the benefit of a 1% rate differential net of an increase in the valuation allowance on net deferred tax assets in Mexico.

Note 4.   Inventories

        Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Concentrates, doré, bullion, metals in
transit and other products	$7,196	$5,338
Stockpiled ore at San Sebastian mine	1,848	2,409
Materials and supplies	15,654	12,503

Total inventories	$24,698	$20,250

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

        In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. As a result, we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. As of September 30, 2005, we have included a portion of our gold production in product inventory until such time as we find a suitable purchaser for our gold in Venezuela or the Central Bank of Venezuela grants us a waiver on its requirement.

        In October 2004, the National Miners Union at the Velardeña mill in Mexico initiated a strike in an attempt to unionize the employees at the San Sebastian mine. Production was affected during the fourth quarter of 2004 and during the first half of 2005. In April 2005, non-employee union members illegally blocked access to the mine, stopping production of ore from the Don Sergio vein at the San Sebastian mine. In June 2005, the strike at the mill ended and mine production and milling recommenced. Mining activities ceased at the San Sebastian unit during October 2005, as it has reached the end of its currently known mine life. Ore stockpiled during the strike is currently being milled, and we anticipate it to be processed by the end of 2005.

Note 5.   Commitments and Contingencies

Bunker Hill Superfund Site

        In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square mile site located near Kellogg, Idaho. The 1994 Consent Decree (the “1994 Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill site. In August 2000, Sunshine Mining and Refining Company, which was also a party to the 1994 Decree, filed for Chapter 11 bankruptcy and in January 2001, the United States Federal District Court in Idaho approved a new Consent Decree between Sunshine, the U.S. Government and the Coeur d’Alene Indian Tribe, which settled Sunshine’s environmental liabilities in the Coeur d’Alene River Basin (“Basin”) lawsuits described below, and released Sunshine from further obligations under the 1994 Decree.

        In response to a request by us and ASARCO Incorporated, the Federal District Court, having jurisdiction over the 1994 Decree, issued an order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Basin-wide Remedial Investigation/Feasibility Study.

        The EPA issued the ROD in September 2002, proposing a $359 million Basin-wide clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we and ASARCO requested that the Court release both parties from future work under the 1994 Decree within the Bunker Hill site. In November 2003, the Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the 1994 Decree. The Court held that we and ASARCO were entitled to a reduction of $7.0 million from the remaining work or costs under the 1994 Decree. Pursuant to the Court’s order, the parties to the 1994 Decree have negotiated an agreement for crediting this reduction against the government’s past cost claims and future work and payments under the 1994 Decree. In January 2004, both the United States and the State of Idaho filed notice of their appeal of the Federal District Court’s order modifying the 1994 Consent Decree, which is currently pending before the U.S. Ninth Circuit Court of Appeals.

        In February 2003, ASARCO entered into a Consent Decree with the United States relating to a transfer of certain assets to its parent corporation, Grupo Mexico, S.A. de C.V. The Consent Decree also addressed ASARCO’s environmental liabilities on a number of sites in the United States, and required ASARCO to set aside funds in a trust account to be used for the clean-up, including the Bunker Hill site.

        In 1994, we entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the 1994 Decree. ASARCO is in default of its obligations under the cost-sharing agreement and consequently in August 2005, we filed a lawsuit against ASARCO in Idaho State Court seeking amounts due us for work completed under the 1994 Decree. Additionally, we have claimed certain amounts due us under a separate agreement related to expert costs incurred to defend both parties with respect to the Basin litigation in Federal District Court, discussed further below.

        After we filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay is in effect for our claims against ASARCO. We are unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and will assert our claims in the context of the bankruptcy proceeding. We do not expect a decision on our claims prior to the second quarter of 2006.

        At September 30, 2005, we have estimated and accrued a liability relating to Bunker Hill of $3.1 million, which is anticipated to be made over the next three years. We believe ASARCO’s remaining share of their future obligations will be paid through proceeds from the ASARCO trust (as discussed above), as well as claims in bankruptcy to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the 1994 Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be as high as $7.5 million, the amount required to complete the total remaining obligation under the 1994 Decree.

Coeur d’Alene River Basin Environmental Claims

      Coeur d’Alene Indian Tribe Claims

        In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a lawsuit, under CERCLA, in Idaho Federal District Court against us, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, we are the only remaining defendant in the Tribe’s Natural Resource Damages case.

      U.S. Government Claims

        In March 1996, the United States filed a lawsuit in Idaho Federal District Court against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including us. The lawsuit asserts claims under CERCLA and the Clean Water Act and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d’Alene River Basin (“Basin”) in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that we and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. We have asserted a number of defenses to the United States’ claims.

        As discussed above, in May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin-wide clean-up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.

        During 2000 and into 2001, we were involved in settlement negotiations with representatives of the United States and the Tribe. We also participated with certain of the other defendants in the litigation in a State of Idaho-led settlement effort. In August 2001, we entered into a now-terminated Agreement in Principle with the United States and the State of Idaho to settle the governments’ claims for natural resource damages and clean-up costs related to the historic mining practices in the Basin. In August 2002, because the parties were making no progress toward a final settlement under the terms of the Agreement in Principle, the United States, the State of Idaho and we agreed to discontinue utilizing the Agreement in Principle as a settlement vehicle. However, we may participate in further settlement negotiations with the United States, the State of Idaho and the Tribe in the future.

        Phase I of the trial commenced on the consolidated Tribe’s and the United States’ claims in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan was to be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the United States’ clean-up plan for Phase II.

        The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in Phase II of the litigation of the trustees’ percentage of trusteeship in co-managed resources. The United States and the Tribe are re-evaluating their claims for natural resource damages for Phase II. Although we believe, because of the actions of the Court described above, we have limited liability for natural resource damages, such claims may be in the range of $2.0 billion to $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the United States and Tribe’s natural resources damage claims, we are currently unable to estimate any liability or range of liability for these claims.

        In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, we have determined a potential range of liability to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

        Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. We and ASARCO (which, as described above filed for bankruptcy in August 2005) are the only defendants remaining in the United States’ litigation. Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing as discussed above, the Idaho Federal Court vacated the January 2006 trial date. We anticipate the Court will schedule a status conference to address rescheduling the Phase II trial date once the Bankruptcy Court rules on a motion brought by the United States to declare the bankruptcy stay inapplicable to the Idaho Court proceedings. The ruling from the Bankruptcy Court is expected in 2006.

        Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and their past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the litigation, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million, with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we have accrued the minimum liability within this range, which at September 30, 2005, was $23.6 million. It is reasonably possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to Phase II of the litigation and its outcome, and, any interim court determinations.

Insurance Coverage Litigation

        In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of September 30, 2005, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

        In March 2002, Independence Lead Mines Company (“Independence”), the holder of a net 18.52% interest in the Gold Hunter, or also known as the DIA unitized area, of the Lucky Friday unit, notified us of certain alleged defaults under the 1968 lease agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults as lessee and operator of the properties. We are a net 81.48% interest holder under these agreements. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred in late March 2004. In July 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorney fees and certain costs, which Independence has paid. In August 2004, Independence filed its Notice of Appeal that is currently pending before the Idaho Supreme Court. We believe that we have complied in all material respects with all of our obligations under the 1968 lease agreement, and intend to continue defending our right to operate the property under the lease agreement.

Nevada Litigation – Hollister Development Project

        Hecla and our wholly-owned subsidiary, Hecla Ventures Corporation, filed a lawsuit in Elko County, Nevada in April 2005 against our co-participants, Great Basin Gold Ltd. and Rodeo Creek Gold Inc., to resolve contractual disagreements involving our Earn-In Agreement (“Agreement”) entered into in August 2002 for the Hollister Development Project located in northern Nevada. Under the Agreement, we can earn a fifty percent (50%) participating interest by completing the first stage of a two-stage exploration and development project with total estimated expenditures of $21.8 million and either completing stage two or funding the second stage by making a payment of $21.8 million less expenditures incurred during stage one. The lawsuit seeks a declaration that: 1) the operative program and budget is the 2004-05 Program and Budget rather than the initial program and budget prepared as part of the Agreement; 2) the term of the Agreement should be extended for at least six months because we were unable to access an area of the site owned by a third party that delayed commencement of ground activities for several months; and 3) all costs incurred and to be incurred under the 2004-05 Program and Budget reduce dollar-for-dollar the $21.8 million required to vest our participating interest in the project.

        Although there can be no assurance as to the course of and outcome of this proceeding, we believe the lawsuit will not adversely affect progress on the project and an adverse ruling will not have a material effect on our financial results or condition.

Creede, Colorado Litigation

        In May 2005, the Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against us, Barrick Goldstrike Mines Inc., Chevron USA Inc. and Chevron Resources Company (collectively the “Defendants”) for alleged violations of two federal environmental statutes; the Resource Conservation and Recovery Act (“RCRA”) and the Clean Water Act (“CWA”). We received service of the complaint during September 2005, which alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment in violation of the RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We intend to vigorously defend the lawsuit.

Mexico Litigation

        In Mexico, our wholly-owned subsidiary, Minera Hecla, S.A. de C.V. (“Minera Hecla”), has been involved in litigation in state and federal courts located within the State of Durango, Mexico, concerning the Velardeña mill. In October 2003, representatives from Minera William, S.A. de C.V. (an affiliate of the prior owner of the Velardeña mill and subsidiary of ECU Silver Mining, a Canadian company), presented to Minera Hecla court documents from a state court in Durango, Mexico, that purported to award custody of the mill to Minera William to satisfy an alleged unpaid debt by the prior owner. Minera Hecla was not a party to and did not have any notice of the legal proceeding in Durango. In October 2003, Minera Hecla obtained a temporary restraining order from a federal court in Durango to preserve our possession of the mill. In February 2004, Minera Hecla obtained a permanent restraining order that prohibited further interference with our operation and possession of the mill. Minera William appealed that decision and in March 2005, the Federal Court of Appeals in the City and State of Durango upheld the lower court decision in our favor. We believe that Minera William has exhausted its appeals and the matter has concluded in our favor.

Venezuela Litigation

        Our wholly-owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”) is involved in litigation in Venezuela with SENIAT, the Venezuelan tax authority, concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra unit from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, state of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has retained the $4.3 million until such tax liabilities are settled.

        In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV will pay approximately $0.8 million in exchange for release of the alleged tax liabilities. In a separate agreement, Monarch will reimburse MHV for all amounts in settling the case, including response costs, through a reduction in MHV’s royalty obligations to Monarch. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo and that MHV’s settlement efforts will be successful, there can be no assurances as to the outcome of this proceeding until a final settlement is reached. If the tax court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial results or condition.

        In a separate matter, in February 2005 we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and involve further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of September 30, 2005. There can be no assurance that we will be successful in defending against the tax assessment; that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial results or condition.

        In October 2005, we responded to news articles concerning an accounting review of our taxes to be performed by SENIAT in response to claims of irregularities by the local labor union, which has recently been replaced. Although we have not received any official notice from SENIAT, we will cooperate fully with any review. We have undergone such reviews in the past with satisfactory results. We believe any future review by SENIAT will be resolved to the satisfaction of both parties, although there can be no assurance we will be able to operate without interruptions to our Venezuelan operations.

Other Contingencies

        At our La Camorra mine in Venezuela, we have finished the construction of a production shaft, which was placed into service in August 2005. We are disputing some of the shaft construction costs submitted by the contractor. The contractor has asserted $6.7 million in construction costs, the majority of which we dispute. We believe we have grounds to dispute the claims and have recorded our remaining liability accordingly, although there can be no assurance we may not have to pay additional amounts for construction costs.

        We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our financial results or condition.

Note 6.   Loss per Common Share

        The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the losses applicable to common shareholders for the three months and nine months ended September 30, 2005 and 2004, in computing basic and diluted loss per common share (dollars and shares in thousands, except per-share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Loss from operations
before preferred stock dividends	$(8,595)	$(11,292)	$(18,136)	$(2,364)
Preferred stock dividends	(138)	(138)	(414)	(11,464)

Basic and diluted loss applicable to
common shareholders	$(8,733)	$(11,430)	$(18,550)	$(13,828)
Basic and diluted weighted average
number of common shares	118,484	118,285	118,422	117,955

Basic and diluted loss per common share	$(0.07)	$(0.10)	(0.16)	(0.12)

        These calculations of diluted loss per share for the three months and nine months ended September 30, 2005 and 2004 exclude the effects of convertible preferred stock (liquidation preference of $7.9 million in 2005 and in 2004, respectively), restricted stock units, and common stock assumable upon the exercise of various stock options, as their conversion and exercise would be antidilutive, as follows:

	Three and Nine Months Ended September 30,

	2005	2004

1987 and 1995 Stock Incentive Plan
Stock options	3,006,820	2,453,668
2002 Key Employee Deferred
Compensation Plan
Stock options	904,290	550,222
Stock units	10,377	10,998
Restricted stock units	189,000	185,500

Total antidilutive stock and stock units	4,110,487	3,200,388

Note 7.   Business Segments

        For GAAP purposes and in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we are organized and managed as three segments which represent the geographical areas in which we operate: Venezuela (the La Camorra unit and various exploration projects); Mexico (the San Sebastian unit and various exploration projects); and the United States (the Greens Creek unit, the Lucky Friday unit and various exploration projects). General corporate activities not associated with operating units, as well as idle properties, are presented as Other. Interest expense, interest income and income taxes are considered a general corporate expense and are not allocated to the segments.

        The following tables present information about reportable segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Sales to unaffiliated customers:
United States	$14,963	$15,104	$45,152	$38,155
Venezuela	8,494	11,476	27,841	36,730
Mexico	6,971	7,138	7,124	27,195

Total sales	$30,428	$33,718	$80,117	$102,080

Income (loss) from operations:
United States	$2,728	$3,090	$9,218	$7,986
Venezuela	(3,614)	(34)	(4,536)	6,073
Mexico	(1,408)	(1,320)	(5,933)	5,437
Other	(7,042)	(12,970)	(17,814)	(20,222)

Total loss from operations	$(9,336)	$(11,234)	$(19,065)	$(726)

        The following table presents identifiable assets by reportable segment as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004

Identifiable assets:
United States	$82,869	$77,692
Venezuela	101,860	80,198
Mexico	17,354	23,362
Other	64,195	98,196

Total identifiable assets	$266,278	$279,448

Note 8.   Employee Benefit Plans

        We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Service cost	$176	$133	$2	$2
Interest cost	804	724	20	22
Expected return on plan assets	(1,399)	(1,167)	—	—
Amortization of prior service cost	97	90	19	19
Amortization of net (gain) loss	(20)	20	(5)	(2)
Amortization of transition obligation	2	1	—	—

Net periodic benefit cost (income)	$(340)	$(199)	$36	$41

	Nine Months Ended September 30,

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Service cost	$529	$357	$5	$6
Interest cost	2,410	2,007	58	77
Expected return on plan assets	(4,196)	(3,358)	—	—
Amortization of prior service cost	292	238	57	65
Amortization of net (gain) loss	(59)	10	(15)	(7)
Amortization of transition obligation	4	2	—	—

Net periodic benefit cost (income)	$(1,020)	$(744)	$105	$141

Note 9.   Stock-Based Plans

        At September 30, 2005 and 2004, executives, key employees, and directors had been granted options to purchase our common shares or were credited with common shares under stock-based compensation plans. We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” We also provide the required disclosures of SFAS No. 123. Effective January 1, 2006, we will adopt the revisions to SFAS No. 123, which will require us to recognize compensation expense for employee services rendered in exchange for an award of equity instruments, based on the grant-date fair value of the award over the period during which the employee is required to provide service in exchange for the award. Had compensation expense for our stock-based plans been determined for awards during the three and nine months ended September 30, 2005 and 2004 consistent with the provisions of SFAS No. 123, our losses and per share losses applicable to common shareholders would have been increased to the pro-forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Loss applicable to common shareholders:
As reported	$(8,733)	$(11,430)	$(18,550)	$(13,828)
Stock-based employee compensation expense (gain)
included in reported loss	254	1,060	1,085	681
Total stock-based employee compensation
expense determined under fair value
based methods for all awards	(457)	(1,468)	(2,935)	(3,209)

Pro forma loss	$(8,936)	$(11,838)	$(20,400)	$(16,356)

Loss applicable to common shareholders per common share:
As reported	$(0.07)	$(0.10)	$(0.16)	$(0.12)
Pro forma	$(0.08)	$(0.10)	$(0.17)	$(0.14)

        For the third quarter and first nine months of 2005, approximately $0.3 million and $0.8 million, respectively, were recognized for accruals on employee stock option and unit plans, as well as variable plan accounting, compared to expenses of $1.1 million and $0.7 million, respectively, during the same periods in 2004. In May 2005, our board of directors approved the extension of one year on the term of 150,000 stock options, for which we recognized $0.3 million in expense associated with this modification of terms.

Note 10.   Notes Payable

        In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lender. Amounts borrowed under the credit agreement will be available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture as collateral under the credit agreement. The interest rate on the agreement is 2.25% above the London InterBank Offered Rate, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. At September 30, 2005, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

Note 11.   New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires the measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. We will adopt SFAS No. 123(R) on January 1, 2006, and recognize compensation cost accordingly. For all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006, the effect on net income (loss) and earnings per share in the periods following adoption of SFAS No. 123(R) are expected to be consistent with our pro forma disclosure under SFAS No. 123, as reported in Note 9, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123(R). Additionally, the actual effect on net income (loss) per share will vary depending upon the number and fair value of options granted in future years compared to prior years.

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

Note 12.   Asset Retirement Obligations

        The following is a reconciliation at September 30, 2005 and December 31, 2004, of the total liability for asset retirement obligations, which are part of our $72.0 million and $75.2 million accrued reclamation and closure costs, respectively (in thousands):

	2005	2004

Balance January 1	$7,862	$7,631
Changes in obligations due to changes in
reclamation plans	749	(15)
Accretion expense	202	263
Payment of reclamation obligations	(93)	(17)

Balance September 30, December 31	$8,720	$7,862

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in our 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

        These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1 – Business – Risk Factors in our annual report filed on Form 10-K, as amended by Form 10-K/A-1, for the year ended December 31, 2004. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Hecla Mining Company

        Hecla Mining Company is a precious metals company originally incorporated in 1891. We are engaged in the exploration, development, mining and processing of silver, gold, lead and zinc. Our business is to discover, acquire, develop, produce and market mineral resources. Our current strategy is to focus our efforts and resources on expanding our proven and probable reserves through a combination of acquisitions and exploration efforts, in order to position ourselves to expand our current and past levels of silver and gold production. In doing so, we intend to:

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

        The maps below indicate the locations of our operating units and our most significant exploration projects: the Hollister Development Block, the Block B Concessions, and the Noche Buena feasibility project.

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

Recent Developments

        In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lender. We have pledged our interest in the Greens Creek Joint Venture as collateral under the credit agreement. For additional information, see Note 10 of Notes to Consolidated Financial Statements.

        A brief strike at our La Camorra mine, which suspended operations for 13 days, was settled in July 2005. A new labor union was established at La Camorra subsequent to the strike. Although the strike ended, operational output has not resumed its customary level due to a work slow-down initiated by the union employees, which adversely affected our gold production at La Camorra during the third quarter of 2005. Due to the work slow-down, as well as increased operating costs, such as steel and cement, and lower ore grades, we anticipate producing 105,000 ounces of gold from the La Camorra unit during 2005, compared to our previous estimate of 124,000 ounces of gold. Although workforce productivity at La Camorra is expected to reach target levels, there can be no assurance that these levels will be achieved, and our gold production at La Camorra may continue to be affected in the future.

        We executed a share purchase agreement with Triumph Gold Corporation (“Triumph”) during July 2005 pursuant to which we were to transfer securities in exchange for mineral interests in the Guariche Mining District, Bolivar State of Venezuela. We terminated the share purchase agreement in September 2005.

        In July 2005, we filed a registration statement with the Securities and Exchange Commission to sell up to $275.0 million of our common stock, debt securities, preferred stock and/or warrants. These securities may be offered from time to time, separately or together. We expect to use any proceeds from the sale of these securities for general corporate and working capital purposes, the financing of our expansion activities and the possible acquisitions of mining properties or other mining companies. The registration statement has been declared effective by the Securities and Exchange Commission. No securities or debt have been issued under such registration statement.

        In October 2004, the National Miners Union at the Velardeña mill in Mexico initiated a strike in an attempt to unionize the employees at the San Sebastian mine. Production was affected during the fourth quarter of 2004 and during the first half of 2005. In April 2005, non-employee union members illegally blocked access to the mine, stopping production of ore from the Don Sergio vein at the San Sebastian mine. In June 2005, the strike at the mill ended and production commenced on the Don Sergio vein. Mining activities ceased at the San Sebastian unit during October 2005, as it has reached the end of its known mine life. Ore stockpiled during the strike is currently being milled, and we anticipate it to be processed by the end of 2005.

        In July 2005, we paid outstanding dividends in arrears on our Series B Cumulative Convertible Preferred Stock totaling approximately $2.3 million. The cash dividend in arrears was paid on July 1, 2005, to shareholders of record as of June 16, 2005. Additionally, we declared a regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares for the third quarter of 2005, which was paid in September 2005.

        The payment of the dividends in arrears in July 2005 resulted in the elimination of two director positions that were elected by the holders of Series B preferred stock, which reduced available director positions from nine to seven. As a result, in May 2005, our Board of Directors increased the number of positions from seven to nine and appointed Anthony P. Taylor and David J. Christensen, each of whom was previously a director elected by the holders of Series B preferred stock, to fill the two new director positions.

Overview

        For the third quarter and first nine months of 2005, we recorded net losses of $8.6 million and $18.1 million, respectively, compared to losses of $11.3 million and $2.4 million during the third quarter and first nine months of 2004. Results of operations for the third quarter of 2005 were impacted by decreased gross profit at the La Camorra ($2.5 million), San Sebastian ($1.4 million) and Greens Creek ($0.6 million) units, compared to third quarter 2004 results. For the first nine months of 2005, gross profit at Lucky Friday and Greens Creek increased a combined $1.8 million compared to the same period in 2004, while results at the San Sebastian and La Camorra units negatively impacted our gross profit, on a year-to-date comparable basis, by $20.7 million, due primarily to:

•	The strike in Mexico during the first half of 2005, ending in June 2005, resulting in no sales recorded during the first six months of 2005 for the San Sebastian unit. Sales for the third quarter and first nine months of 2005 totaled approximately $7.0 million compared to sales of $7.1 million and $27.2 million for the same periods in 2004.
•	Approximately 22% and 31% fewer ounces of gold produced at the La Camorra unit, respectively, compared to the third quarter and first nine months of 2004, due to a work slow-down, lower ore grades, fewer tons milled and increased costs.

        More specific factors contributing to the variances are discussed below under each operating property, Corporate Matters and Financial Condition and Liquidity.

        Our focus in the remainder of 2005 is to continue progress on major capital projects at current operating properties, and on exploration and development of new and existing targets. At La Camorra, we have finished the construction of a production shaft, which was placed into service during the third quarter and is expected to be operating at planned capacity during the fourth quarter of 2005. At the Lucky Friday unit, we expect to continue the development of the 5900 level, which is expected to reach its 4.0 million ounce-per-year production rate by the middle of 2006, lower operating costs and to extend the mine life. Development and equipment purchases continue at Mina Isidora in Venezuela, which is anticipated to reach full production in 2006. For 2005, we estimate our total capital expenditures to range between $45 million and $50 million, including $31.5 million spent during the first nine months of this year.

        Exploration efforts in 2005 have focused on the areas discussed below. All of our exploration properties are at or near existing operating properties and/or mills. During 2005, we estimate our exploration and pre-development expenditures will range between $22 million and $25 million, including $19.2 million spent during the first nine months. These activities include the following:

•	Expanding the orebody at Mina Isidora, testing the Chile Trend and drilling on the Twin/Conductora shear system structure, all located within the Block B concessions in Venezuela;
•	Generative work on three concessions in our El Dorado property surrounding the La Camorra mine in Venezuela;
•	Continued drilling on the Hugh zone at San Sebastian in Mexico, which has expanded the identified deposit by approximately 50%;
•	Reconnaissance drilling on the highest priority geochemical targets identified on our 200-square-mile property in Mexico;
•	Soil sampling and drilling on the El Gato and La Roca concessions acquired in January in Mexico;

•	Advancement of the exploration decline ramp at the Hollister Development Block in Nevada, with the first exploration drill expected to be placed underground during the first quarter of 2006, as well as construction of facilities within the confines of the East Pit;
•	Exploration diamond drilling at Lucky Friday in Idaho; and
•	Underground drilling into the West Gallagher zone at Greens Creek in Alaska.

Results of Operations

        For the third quarter and first nine months of 2005, we recorded losses applicable to common shareholders of $8.7 million ($0.07 per common share) and $18.6 million ($0.16 per common share), respectively, compared to losses of $11.4 million ($0.10 per common share) and $13.8 million ($0.12 per common share) in the same periods a year ago. Sales of products and gross profit by operating unit is highlighted below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Sales of products:
San Sebastian	$6,971	$7,138	$7,124	$27,195
Greens Creek	9,693	10,069	30,232	24,479
Lucky Friday	5,270	5,035	14,920	13,676
La Camorra	8,494	11,476	27,841	36,730

Total sales of products	$30,428	$33,718	$80,117	$102,080

Gross profit (loss):
San Sebastian	$41	$1,403	$(2,126)	$11,170
Greens Creek	1,954	2,526	8,200	6,332
Lucky Friday	1,300	1,122	2,546	2,571
La Camorra	(664)	1,854	2,956	10,311

Total gross profit	$2,631	$6,905	$11,576	$30,384

        The following table displays our actual silver and gold production (in thousand ounces) by operating property for the quarters and nine months ended September 30, 2005 and 2004, and projected silver and gold production for the year ending December 31, 2005:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Projected
	2005	2005	2004	2005	2004

Silver ounces produced (in thousands):
San Sebastian	700	481	472	536	1,956
Greens Creek (1)	3,000	556	767	2,213	2,182
Lucky Friday (2)	2,600	813	511	1,957	1,512

Total silver ounces	6,300	1,850	1,750	4,706	5,650

Gold ounces produced (in thousands):
La Camorra (3)	105	22	28	71	102
San Sebastian	16	10	10	11	32
Greens Creek (1)	24	4	7	17	20

Total gold ounces	145	36	45	99	154

(1)	Reflects our 29.73% portion.
(2)

Production results include approximately 227,000 ounces and 285,000 ounces of silver, respectively, for the third quarter and first nine months of 2005, that were mined from the 5900 level development project.

(3)

Production results include approximately 900 tons and 957 ounces of gold, respectively, for the third quarter and first nine months of 2005 that were mined from Mina Isidora, currently under development.

        Total cash and total production costs, and average metals prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Average costs per ounce of silver produced:
Total cash costs per ounce ($/oz.) (1,2,4)	3.76	2.32	3.28	1.81
Total production costs per ounce ($/oz.) (1,2)	5.81	3.89	5.03	3.39

Average costs per ounce of gold produced:
Total cash costs per ounce ($/oz.) (2,3,4)	381	211	330	165
Total production costs per ounce ($/oz.) (2,3)	501	310	407	259

Average Metals Prices:
Silver-London Fix ($/oz.)	7.07	6.45	7.06	6.46
Gold-Realized ($/oz.)	446	378	435	375
Gold-London Final ($/oz.)	439	401	431	401
Lead-LME Cash (cents/pound)	0.40	0.42	0.43	0.39
Zinc-LME Cash (cents/pound)	0.59	0.44	0.59	0.47

(1)

The higher costs per silver ounce during the third quarter of 2005 compared to the 2004 period are due in part to decreased mine production and silver ore grades at both our Greens Creek unit, the result of extensive rehabilitation work related to ground falls in the mine, and at our San Sebastian unit, where we have reached the end of the currently known mine life. In addition, the higher costs for the first nine months of 2005 compared to the same period in 2004 are attributed in part to the absence of production from our San Sebastian unit during the first half of 2005, due to the strike at our Velardeña mill (see the US and Mexico segments below).

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

(3)

The increased costs per gold ounce during the third quarter and first nine months of 2005 compared to the same periods in 2004 are due in part to a 26% and 32% decrease, respectively, in gold ounces produced at the La Camorra unit, as well as increased mining costs (see further discussion in the Venezuela segment below). The La Camorra unit reported increased total production costs per ounce during the third quarter and first nine months of 2005 over the comparable 2004 periods due to increased depreciation, depletion and amortization expense.

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

The Mexico Segment

        The San Sebastian unit, recorded sales of $7.0 million in the third quarter of 2005 and $7.1 million in the first nine months ended September 30, 2005, compared to $7.1 million and $27.2 million during the same periods in 2004, and reported losses from operations of $1.6 million and $5.6 million in the third quarter and first nine months of 2005, compared to a loss from operations of $16,000 and income from operations of $6.7 million in the 2004 periods. The third quarter variance is primarily due to an increase in production costs. The year-to-date decrease is primarily due to the strike at our Velardeña mill, which prevented production during the first half of 2005, as all ore from the San Sebastian mine is processed there, as well as increased production costs, partially offset by decreased exploration expenditures. The San Sebastian unit reported cost of sales and other production costs of $5.4 million during the third quarter of 2005 and $6.8 million for the first nine months of 2005, compared to $4.7 million and $12.8 million during the same 2004 periods. During the strike, costs related to our mining operations were included in our stockpile inventory, while costs related to our idle Velardeña mill were expensed as incurred. The third quarter and year-to-date 2005 losses from operations include exploration expenditures of $1.6 million and $3.6 million, respectively, while income (loss) from operations during the same 2004 periods included $1.4 million and $4.2 million for exploration, respectively.

        The National Miners Union at the Velardeña mill initiated the strike in October 2004 in an attempt to unionize employees at the San Sebastian mine. The strike continued until June 2005. In April 2005, non-employee union members illegally blocked access to the mine, stopping the production of ore from the Don Sergio vein until the strike was resolved in June. Previous to this, the mine continued to operate at a normal rate, stockpiling ore in preparation for future processing. Mining activities ceased at the San Sebastian unit during October 2005. We anticipate ore stockpiled during the strike to be processed at our Velardeña mill by the end of 2005. The mine and mill will be placed in care and maintenance status while we continue exploration efforts.

        Production during the third quarter of 2005 totaled approximately 481,000 silver ounces and 9,600 gold ounces, compared to almost 472,000 silver ounces and 10,300 gold ounces during the same period in 2004. The Velardeña strike limited mill activity to during the first half of 2005, resulting in production of approximately 536,000 silver ounces and 11,000 gold ounces during the first nine months of 2005, compared to almost 2.0 million silver ounces and 32,000 gold ounces during the first nine months of 2004. The San Sebastian unit reported average grades of approximately 11.9 ounces of silver and 0.25 ounce of gold per ton processed during the third quarter 2005, and 12.5 ounces of silver and 0.26 ounce of gold per ton during the first nine months of 2005, compared to grades of 13.3 silver ounces and 0.28 gold ounce per ton for the third quarter of 2004, and 18.2 silver ounces and 0.29 gold ounce per ton for the first nine months of 2004. The San Sebastian unit is forecast to produce approximately 0.7 million silver ounces and 16,000 gold ounces for the year ending December 31, 2005.

        Total cash costs for the San Sebastian unit were $3.38 and $3.19 per silver ounce produced during the third quarter and first nine months of 2005, respectively, compared to $1.20 and $0.22 for the same periods in 2004. Costs related to the strike at the Velardeña mill, which were not included in the calculation of total cash costs, were $1.3 million for the first nine months of 2005.

        Gold is considered a by-product of our silver production at the San Sebastian unit. The total cash costs per ounce were impacted by gold by-product credits that were approximately $8.80 and $8.79 per silver ounce during the third quarter and first nine months of 2005, respectively, compared to $8.76 per silver ounce during the third quarter of 2004 and $6.53 per silver ounce for the first nine months of 2004. While value from by-product gold is significant for San Sebastian, we believe that identification of silver as the primary product, with gold as a by-product, is appropriate because:

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

        A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization. In addition to our treatment of gold as a by-product, we disclose an analysis of San Sebastian total cash cost per ounce on a co-product basis, in which our total cash costs are allocated to silver and gold based on the revenues generated by each. Please refer to footnote 6 of our Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The United States Segment

      Greens Creek

        The Greens Creek unit, reported sales for our account of $9.7 million during the third quarter of 2005 and $30.2 million during the first nine months of 2005, compared to $10.1 million and $24.5 million during the same 2004 periods. Income from operations decreased to $1.6 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004, primarily the result of substantial rehabilitation work in the 2005 period related to ground falls in various areas of the mine. The rehabilitation work had a negative impact on ore production and ore grades, which were lower for all metals partially due to the dilution of ore with backfill material. Additionally, lower ore stockpile levels, also a result of the increased rehabilitation work, has adversely impacted metallurgical performance at the mill at Greens Creek. The negative effects of the rehabilitation work on third quarter 2005 operating results were partially offset by increased metal prices. Mine rehabilitation has become the primary focus at Greens Creek for the remainder of 2005, and will continue to adversely affect ore production and defer primary development. Increased production costs, primarily due to higher fuel prices, also factored into the reduction of third quarter income from operations.

        On a year-to-date basis, however, income from operations increased to $7.1 million in the first nine months of 2005 from $5.5 million for the same period in 2004. The positive variance is due to increased metals prices and higher silver ore grades, partially offset by increased production costs, including higher fuel prices and exploration expenditures, which increased to $1.1 million for the first nine months of 2005 from $0.8 million for the 2004 period.

        Cost of sales and other direct production costs as a percentage of sales from products increased, on a third quarter basis, to 64% in 2005 from 60% in the 2004 period, and increased to 55% for the first nine months of 2005 from 53% for the same period in 2004.

        The Greens Creek operation is powered by diesel generators, and therefore, production costs have been significantly affected by increasing fuel prices. As a result, infrastructure is currently being installed that will allow hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. The submarine cable and substations on North Douglas Island are in place, electric poles and transmission lines have been installed, and the expected project completion date is during the first half of 2006. AEL&P has agreed to supply their excess power to Greens Creek, which will replace an estimated 23% to 35% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated that they will supply 95% of Greens Creek power. This project is anticipated to significantly reduce production costs at Greens Creek in the future.

        Greens Creek produced 0.6 million ounces of silver during the third quarter of 2005 compared to 0.8 million silver ounces during the same 2004 period, a 28% decrease due to a 16% decrease in processed ore volumes and a 15% negative silver ore grade variance. Despite processed ore volumes that decreased by 8% on a year-to-date basis, silver production for the first nine months of 2005 and 2004 were substantially equal at approximately 2.2 million ounces, due to a 7% positive silver ore grade variance. Silver ore grades were approximately 15.4 ounces of silver per ton during the third quarter of 2005 and 18.3 ounces of silver per ton for the first nine months of 2005, compared to approximately 18.1 ounces and 17.0 ounces of silver per ton during the same periods in 2004.

        Greens Creek produced approximately 4,400 ounces of gold, 1,400 tons of lead and 4,200 tons of zinc during the third quarter of 2005, and 16,600 ounces of gold, 5,000 tons of lead and 14,700 tons of zinc during the first nine months of 2005, compared to 6,200 gold ounces, 1,800 tons of lead and 5,600 tons of zinc during the third quarter of 2004, and 19,700 gold ounces, 5,500 tons of lead and 16,700 tons of zinc during the first nine months of 2004. For the year ending December 31, 2005, production is forecast to total approximately 3.0 million silver ounces, 24,000 ounces of gold, and 6,000 and 20,000 tons of lead and zinc, respectively.

        The total cash costs per silver ounce increased to $3.05 per ounce during the third quarter of 2005, from $1.55 during the 2004 period, and to $2.09 during the first nine months of 2005, from $1.04 during the same period in 2004. The increases during 2005 are the result of higher production costs partially offset by increased by-product credits, as the prices for gold, lead and zinc have continued to rise, on a per silver ounce basis. While value from our by-products, zinc, lead and gold, is significant, we believe that identification of silver as the primary product is appropriate because:

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

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2004 to 2005. For the three and nine months ended September 30, 2005 and 2004, zinc, lead and gold by-product credits, net of treatment and freight costs, totaled $5.50 and $4.36 per silver ounce, respectively, for the 2005 periods, and $4.18 and $4.77 per silver ounce, respectively, for the comparable 2004 periods.

        A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization.

      Lucky Friday

        The Lucky Friday unit, reported sales of approximately $5.3 million during the third quarter of 2005 and $14.9 million during the first nine months of 2005, compared to $5.0 million and $13.7 million during the same 2004 periods, and income from operations of $1.1 million during the third quarter of 2005 and $2.1 million during the first nine months of 2005, compared with $1.0 million and $2.5 million during the same periods in 2004. Tons of ore milled increased by 53% during the third quarter (65,000 tons in 2005 versus 43,000 tons in 2004) and 34% for the first nine months (164,000 tons in 2005 versus 122,000 tons in 2004). Lucky Friday produced approximately 0.8 million ounces of silver and 4,900 tons of lead during the third quarter of 2005 and 2.0 million ounces of silver and 11,700 tons of lead during the first nine months of 2005, compared to 0.5 million silver ounces and 3,300 tons of lead during the third quarter of 2004 and 1.5 million ounces of silver and 9,300 tons of lead in the first nine months of 2004. For the year ending December 31, 2005, production is forecast to total approximately 2.6 million silver ounces and 15,000 tons of lead.

        Despite significant increases in tons of ore milled and silver ounces produced quarter-on-quarter and on a year-to-date basis, the production increases were not completely reflected by improvements in reported sales and income from operations for the third quarter and first nine months of 2005, compared to the same 2004 periods. Approximately 227,000 and 285,000 ounces of silver were mined from the 5900 level of the Gold Hunter project in the third quarter and first nine months of 2005, respectively, the revenue of which was offset against capital costs associated with the project. The Gold Hunter project is located on a property we have been mining at the Lucky Friday unit for the past several years under a long-term lease agreement negotiated in 1968.

        Cost of sales and other direct production costs as a percentage of sales from products decreased to 73% during the third quarter of 2005 and remained the same at 81% during the first nine months of 2005, compared to 77% and 81%, respectively, during the comparable 2004 periods. Costs are anticipated to improve upon completion of the new access on the 5900 level of the Gold Hunter deposit. Full production on the new level is expected to begin in 2006.

        The total cash costs per silver ounce increased to $4.74 for the third quarter of 2005 and decreased slightly during the first nine months of 2005 to $4.88, compared to $4.53 and $4.98 during the same 2004 periods. The third quarter increase is due to an increase in production costs, while the positive year-to-date variance can be attributed to improved by-product credits primarily due to rising lead and zinc prices, partially offset by increased production costs.

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

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices from 2004 to 2005. For the three and nine months ended September 30, 2005 and 2004, zinc and lead by-product credits, net of treatment and freight costs, totaled $2.43 per silver ounce and $2.65 per silver ounce, respectively, and $2.82 per silver ounce and $2.19 per silver ounce, respectively, for the 2004 periods.

        A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

        Employees of Teck Cominco Limited (“Teck Cominco”) in Trail, British Columbia, Canada, where all of our concentrates produced at Lucky Friday are shipped, initiated a strike in July 2005 that continued through the third quarter until operations resumed in October. Teck Cominco continued to take delivery of our concentrate shipments and made provisional payments during the strike. Final settlement of these shipments was deferred until after strike resolution. Operations at Lucky Friday were not materially affected as a result of the strike.

The Venezuela Segment

        We currently operate the La Camorra unit, located in the eastern Venezuelan State of Bolivar. At the present time, La Camorra is our sole designated gold operation. The La Camorra unit consists of the La Camorra mine, a custom milling business, and exploration and development activities on the Block B concessions located approximately 70 miles north-northwest of the La Camorra mine in the El Callao gold district. During 2004, we commenced development of an additional operating gold property, Mina Isidora, on the Block B concessions.

        Sales decreased $3.0 million in the third quarter of 2005, from $11.5 million in the third quarter of 2004 to $8.5 million in 2005, and by $8.9 million during the first nine months of 2005, from $36.7 million in the first nine months of 2004 to $27.8 million in 2005. The decreases in sales during the 2005 periods were primarily due to lower production of gold caused by a 17% negative variance in the gold ore grade, when comparing the third quarters (0.57 ounce per ton in the third quarter of 2005 compared to 0.69 ounce per ton in the same period in 2004) and a 32% negative variance year-to-date (0.53 ounce per ton in the first nine months of 2005 compared to 0.78 ounce per ton in 2004).

        Production during the third quarter was also negatively impacted by a strike at our La Camorra mine, which suspended operations for 13 days. After the strike, labor issues continued to affect operational output that considerably lowered planned production. Approximately 42,000 tons and 142,000 tons, respectively, were milled during the third quarter and first nine months of 2005, compared to approximately 50,000 tons and 148,000 tons, respectively, during the same periods in 2004. Projected production during the fourth quarter of 2005 from the La Camorra unit is expected to improve to 34,000 ounces, as negotiations with the union have been resolved and the recently commissioned shaft is expected to increase productivity. Total gold production for the La Camorra unit, including from our custom milling operation and anticipated production from Mina Isidora, is projected to reach approximately 105,000 ounces for the year ending December 31, 2005.

        The negative production variance was offset by a 23% increase in the realized price of gold in the third quarter of 2005 versus the third quarter of 2004 ($445 per ounce in 2005 compared to $363 in the 2004 period), and a 21% positive variance for the nine month periods ($437 per ounce during 2005 compared to $361 per ounce in 2004). Our realized gold price during 2004 was less than the average London Final prices (by $38 and $40 per ounce, respectively, for the third quarter and first nine months of 2004) due to forward gold sales contracts at $288.25 per ounce for a portion of our production. We delivered on all outstanding forward gold sales contracts by the end of 2004.

        Cost of sales and other direct production costs as a percentage of sales from products increased to 80.2% during the third quarter of 2005 and 71.0% for the first nine months of 2005, from 61.0% and 46.6% during the same periods in 2004, respectively. For the quarter and nine months ended September 30, 2005, the La Camorra unit reported a loss from operations of $3.6 million and $4.5 million, respectively, compared to a loss from operations of $34,000 during the third quarter of 2004 and income from operations of $6.1 million during the first nine months in 2004, primarily due to the decrease in sales as discussed above, increases in operating costs primarily at the La Camorra mine, due to the higher cost of mining at greater depths, increased exploration expenditures, increased activities at our custom milling business, as well as a foreign exchange loss in March 2005 due to an increase in the government-fixed exchange rate of the Bolivar to the U.S. dollar at 2,150 to $1 (previously set at 1,920 to $1). In order to mine more efficiently at the greater depths of the La Camorra mine, we have finished the construction of a production shaft, which was placed into service during the third quarter and is expected to be operating at planned capacity during the fourth quarter of 2005. During the third quarter of 2005, we commenced depreciation of the shaft and recorded an associated $1.0 million in expense, which also contributed to the negative variances in operating results when comparing the 2004 periods.

        The total cash cost at the La Camorra unit was $381 per gold ounce during the third quarter of 2005 and $330 per ounce during the first nine months, compared to $211 per ounce and $165 per ounce, respectively, during the same periods in 2004. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization.

        At our La Camorra mine in Venezuela, we have finished the construction of a production shaft, which was placed into service in August 2005. We are disputing some of the shaft construction costs submitted by the contractor. The contractor has asserted $6.7 million in construction costs, the majority of which we dispute. We believe we have grounds to dispute the claims and have recorded our remaining liability accordingly, although there can be no assurance we may not have to pay additional amounts for construction costs.

        In September 2005, the Venezuelan government announced its intention to rescind inactive, non-compliant mining concessions and incorporate a state mining company, which would administer such mining rights. We have several mining contracts, two concessions, and one lease, which could be subject to review. To the best of our knowledge, we believe we have fully complied with the requirements necessary to maintain our concessions. However, there can be no assurance we will be able to comply with these requirements in the future or that a state mining company will not adversely affect our ability to develop and operate our Venezuelan properties. Additionally, we believe we have gone beyond the mandated requirements in community and social development and believe we are generally perceived as having an overall positive impact on the region.

        The Venezuelan government announced new regulations effective April 1, 2005 and a new Criminal Exchange Law effective October 14, 2005, which affect the export of goods and services from Venezuela. The regulations require all exported goods and services to be invoiced in the currency of the country of destination or in U.S. dollars. The Criminal Exchange Law imposes strict sanctions, criminal and economic, for the exchange of Venezuelan currency (the “Bolivar”) with other foreign currency, except through officially designated methods, or for obtaining foreign currency under false pretenses. Additionally, at least 90% of foreign currency obtained in export transactions is required to be sold to the Central Bank within prescribed time limits.

        As mentioned above, the Venezuelan government has fixed the exchange rate of the Bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates. Due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions, we recognized foreign exchange gains of $5.9 million in the first nine months of 2005 (60% of the level recognized during the first nine months of 2004) which offset costs recorded for capital expenditures, cost of good sold and exploration activities. The Criminal Exchange Law could result in an increase in our costs and may impact our Venezuelan cash flows, profitability of operations and production. There can be no assurance that further developments or interpretations of Venezuelan laws and regulations are limited to the impact we have described herein.

        The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all of our production of gold has been exported and no sales have been made in the Venezuelan market. In May 2005, we applied for a waiver with the Central Bank of Venezuela on the requirement to sell 15% of our gold in country, however, the Board of Directors of the Central Bank of Venezuela has not yet reached a final determination on our request to export 100% of our gold production.

        In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. As a result of the above, we may be required to sell 15% of our future gold production to either the Central Bank of Venezuela or to other customers within Venezuela. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will grant us a waiver on the requirement to sell 15% of our gold within Venezuela or that the Central Bank of Venezuela will purchase gold from us, and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts. As of September 30, 2005, we have included a portion of our gold production in product inventory until such time as we find a suitable purchaser for our gold or the Central Bank of Venezuela grants us a waiver on its requirement. These matters could have a material effect on our financial results.

        Our wholly-owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), which owns and operates our La Camorra mine, is involved in litigation with the Venezuelan tax authority (“SENIAT”) concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolivar City, State of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has maintained the $4.3 million until such tax liabilities are settled.

        In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV pay approximately $0.8 million in exchange for a release of the alleged tax liabilities. In a separate agreement, Monarch will reimburse MHV for all amounts in settling the case, including defense costs, through a reduction in MHV’s royalty obligations to them. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo and that MHV’s settlement efforts will be successful, there can be no assurance as to the outcome of this proceeding until a final settlement is executed. If the tax court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our Venezuela operations and have a material adverse effect on our financial results or condition.

        In February 2005, we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and involve further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of September 30, 2005. There can be no assurance that we will be successful in defending against the tax assessment, that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials may not take other actions against us, whether or not justified, that could disrupt our operations in Venezuela and have a material adverse effect on our financial results or condition.

        In October 2005, we responded to news articles concerning an accounting review of our taxes to be performed by SENIAT in response to claims of irregularities by the local labor union, which has recently been replaced. Although we have not received official notice from SENIAT, we will certainly cooperate fully with any review. We have undergone such reviews in the past with satisfactory results. We believe any future review by SENIAT will be resolved to the satisfaction of both parties, although there can be no assurance we will be able to operate without interruptions to our Venezuelan operations.

        Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, due to the continued uncertainty relating to political, regulatory, legal enforcement, security and economic matters, exportation and exchange controls, and the possible effects of all of these uncertainties on our operations including, among other possible occurrences, changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages and the impact on our supplies of oil, gas and other supplies, there can be no assurance we will be able to operate without interruptions to our operations and such occurrences have a material adverse effect on our financial results or condition.

Corporate Matters

        Dividends for preferred stock were considerably lower during the first nine months of 2005 ($0.4 million) when compared to the same period in 2004 ($11.5 million). Included in the 2004 preferred stock dividends were non-cash dividend charges of approximately $10.9 million related to exchanges of preferred stock for common stock. For more information, see Note 10 – Shareholders’ Equity in our annual report filed on Form 10-K, as amended by Form 10-K/A-1, for the year ended December 31, 2004. During the third quarter of 2005, dividends of approximately $0.1 million were declared and subsequently paid in September 2005.

        Pre-development expense increased $2.0 million and $5.2 million, respectively, for the third quarter and first nine months of 2005, compared to the same periods in 2004, due to increased activity at the Hollister Development Block in Nevada. Total project advance on the decline was 2,391 feet at the end of October 2005, and the first exploration drill is expected to be placed underground during the first quarter of 2006.

        General and administrative expenses increased $0.6 million and $1.4 million, respectively for the third quarter and first nine months of 2005, compared to the same periods in 2004, primarily due to increased corporate expenditures in 2005, including accounting, audit and legal fees, and the addition of personnel, increased stock compensation accruals and increased medical costs over prior periods.

        Exploration expense decreased $0.6 million in the third quarter, although increased by $1.0 million during the first nine months of 2005 compared to the same periods in 2004, primarily due to decreased exploration expenditures in Mexico, partially offset by increases in exploration costs at the La Camorra mine and Block B concessions.

        Other operating expenses, net of other operating income, decreased $0.6 million during the third quarter, although increased $0.2 million for the first nine months of 2005. The third quarter variance is primarily due to decreased expenses recognized for variable plan accounting on certain stock options ($0.8 million), offset by increased corporate insurance costs. The increased expense during the nine-month period is due to foreign exchange losses, corporate expenditures, including insurance, severance pay and legal fees, offset by reduced expenses recognized for variable plan accounting on certain stock options.

        The provision for closed operations and environmental matters decreased significantly during the third quarter and first nine months of 2005 compared to the same periods of 2004, by $7.7 million and $8.5 million, respectively, due to increases in the third quarter of 2004 for future environmental and reclamation expenditures in Idaho’s Coeur d’Alene Basin ($5.6 million) and for the Grouse Creek mine clean-up in Central Idaho ($2.9 million).

        The provision for income taxes decreased by $0.4 million and $1.7 million during the third quarter and first nine months of 2005 compared to the same periods in 2004, primarily due to variances in foreign withholding taxes payable and foreign income taxes payable. For further information, see Note 3 of Notes to Consolidated Financial Statements.

      Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

        The following tables present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the Venezuela segment only) and silver operations (the Mexico and United States segments), as well as a reconciliation for each individual silver operating unit, for the quarters and nine months ended September 30, 2005 and 2004 (in thousands, except costs per ounce). Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expenses, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in conjunction with the Gold Institute in an effort to provide a comparable standard; however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies. Cost of sales and other direct production costs and depreciation, depletion and amortization is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units are shown (reflected) in the tables below, as it is presented in our Consolidated Statements of Operations and Comprehensive Loss.

	La Camorra Unit (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total cash costs (2)	$7,610	$5,684	$22,115	$16,380
Divided by ounces produced (3)	20	27	67	99

Total cash cost per ounce produced	$381	$211	$330	$165

Reconciliation to GAAP:
Total cash costs	$7,610	$5,684	$22,115	$16,380
Depreciation, depletion and amortization	2,348	2,619	5,127	9,299
Treatment and freight costs	(594)	(427)	(1,606)	(1,462)
By-product credits	580	584	1,323	1,146
Change in product inventory	(761)	1,096	(2,074)	951
Reclamation and other costs	(22)	67	—	104

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$9,161	$9,623	$24,885	$26,418

	Combined Silver Properties

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total cash costs (2)	$6,098	$4,068	$14,503	$10,249
Divided by ounces produced	1,623	1,750	4,423	5,650

Total cash cost per ounce produced	$3.76	$2.32	$3.28	$1.81

Reconciliation to GAAP:
Total cash costs	$6,098	$4,068	$14,503	$10,249
Depreciation, depletion and amortization	3,229	2,642	8,155	8,440
Treatment and freight costs	(5,136)	(5,673)	(18,196)	(17,160)
By-product credits	13,628	14,250	36,749	42,628
Idle facility costs	—	—	1,341	—
Change in product inventory	386	1,674	515	544
Reclamation and other costs	431	229	589	577

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$18,636	$17,190	$43,656	$45,278

	Lucky Friday Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total cash costs (2)	$2,777	$2,313	$8,168	$7,537
Divided by silver ounces produced (4)	586	511	1,673	1,512

Total cash cost per ounce produced	$4.74	$4.53	$4.88	$4.98

Reconciliation to GAAP:
Total cash costs	$2,777	$2,313	$8,168	$7,537
Depreciation, depletion and amortization	123	26	301	26
Treatment and freight costs	(1,864)	(1,786)	(5,553)	(4,971)
By-product credits	3,287	3,228	9,992	8,284
Change in product inventory	(359)	80	(545)	156
Reclamation and other costs	4	52	10	72

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$3,968	$3,913	$12,373	$11,104

	Greens Creek Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total cash costs (2)	$1,694	$1,190	$4,626	$2,280
Divided by silver ounces produced	556	767	2,213	2,182

Total cash cost per ounce produced	$3.05	$1.55	$2.09	$1.04

Reconciliation to GAAP:
Total cash costs	$1,694	$1,190	$4,626	$2,280
Depreciation, depletion and amortization	1,526	1,542	5,354	5,181
Treatment and freight costs	(3,049)	(3,679)	(12,382)	(11,152)
By-product credits	6,106	6,889	22,037	21,571
Change in product inventory	1,420	1,541	2,275	32
Reclamation and other costs	41	59	123	237

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$7,738	$7,542	$22,033	$18,149

	San Sebastian Unit (5,6)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total cash costs (2)	$1,627	$565	$1,711	$432
Divided by silver ounces produced	481	472	537	1,956

Total cash cost per ounce produced	$3.38	$1.20	$3.19	$0.22

Reconciliation to GAAP:
Total cash costs	$1,627	$565	$1,711	$432
Depreciation, depletion and amortization	1,580	1,074	2,500	3,233
Treatment and freight costs	(223)	(208)	(263)	(1,037)
By-product credits	4,235	4,133	4,720	12,773
Idle facility costs	—	—	1,341	—
Change in product inventory	(675)	53	(1,215)	356
Reclamation and other costs	386	118	458	268

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$6,930	$5,735	$9,252	$16,025

	Total, All Properties
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total cash costs (2)	$13,708	$9,752	$36,618	$26,629
Depreciation, depletion and amortization	5,577	5,261	13,282	17,739
Treatment and freight costs	(5,730)	(6,100)	(19,802)	(18,622)
By-product credits	14,208	14,834	38,072	43,774
Idle facility costs	—	—	1,341	—
Change in product inventory	(375)	2,770	(1,559)	1,495
Reclamation and other costs	409	296	589	681

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$27,797	$26,813	$68,541	$71,696

(1)

Costs per ounce of gold are based on the gold produced by the La Camorra mine only. During the quarters and nine months ending September 30, 2005 and 2004, a total of 1,370 and 1,658 ounces, and 3,232 and 2,949 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three and nine months ending September 30, 2005 and 2004, were the costs to purchase the ore of approximately $0.6 million and $1.0 million, respectively, and $1.7 million and $1.7 million, respectively.

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

(3)

Ounces mined from Mina Isidora are not included in the determination of total cash costs. Mina Isidora is currently under development and revenue generated from its ore is offset against capital costs associated with the project. For the third quarter and first nine months of 2005, approximately 957 ounces of gold were excluded from the calculation.

(4)

Ounces mined from the 5900 level development project at Lucky Friday are not included in the determination of total cash costs. During the third quarter and first nine months of 2005, approximately 227,000 ounces and 285,000 ounces of silver, respectively, were excluded from the calculation, as the sales that relate to that production was offset against capital costs associated with the project.

(5)

Due to the strike at the Velardeña mill in Mexico, strike-related costs totaling $1.3 million have been excluded from the determination of silver costs per ounce during the nine month period ending September 30, 2005, respectively, as they are not representative of costs associated with silver ounces produced during the same period.

(6)

Gold is accounted for as a by-product at the San Sebastian unit whereby revenues from gold are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following costs per ounce would have been reported:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total cash costs	$5,860	$4,697	$6,428	$13,205
Revenues
Silver	44.5%	42.6%	44.7%	50.1%
Gold	55.5%	57.4%	55.3%	49.9%
Ounces produced
Silver	481	472	536	1,956
Gold	10	10	11	32

Total cash cost per ounce produced
Silver	$5.43	$4.24	$5.35	$3.38
Gold	$337	$262	$330	$208

Financial Condition and Liquidity

        At September 30, 2005, we had cash and cash equivalents of $11.9 million and $30.9 million in short-term investments. Our cash requirements have been funded primarily by our existing cash balances and short-term investments held at the beginning of the year. Our cash needs over the next twelve months will be primarily related to capital expenditures, exploration activities and reclamation expenditures, and will be funded through a combination of current cash, maturities or sales of investments, future cash flows from operations, future borrowings and/or debt or equity security issuances. Although we believe existing cash, cash equivalents, and operating cash flows will be adequate, we cannot project the cash impact of possible future investment opportunities or acquisitions, and our operating properties may require more cash than forecast.

        In July 2005, we filed a registration statement with the Securities and Exchange Commission to sell up to $275.0 million of our common stock, debt securities, preferred stock and/or warrants. These securities may be offered from time to time, separately or together. We expect to use any proceeds from the sale of these securities for general corporate and working capital purposes, the financing of our expansion activities and the possible acquisitions of mining properties or other mining companies. The registration statement has been declared effective by the Securities and Exchange Commission. No securities or debt have been issued under such registration statement.

        In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lender. We have pledged our interest in the Greens Creek Joint Venture, as collateral under the credit agreement. For additional information, see Note 10 of Notes to Consolidated Financial Statements.

Operating Activities

        Cash flow from operating activities decreased in the first nine months of 2005 compared to the same period of 2004, from $17.3 million cash provided in 2004 to a $9.9 million use of cash in 2005. The change was due primarily to an increase in net losses of $15.8 million related to the strike in Mexico, lower production in Venezuela, and our commitment to fund exploration and pre-development activities. Working capital and other operating liability changes resulted in cash use totaling $6.8 million in the first nine months of 2005 compared to the uses of cash in the first nine months of 2004 totaling $10.0 million. Significant uses of cash in 2005 compared to 2004 include:

•

While trade receivables were relatively flat in 2004, the timing of concentrate shipments from Greens Creek, from which large volumes of concentrates are periodically shipped in bulk oceangoing vessels, as well as from Lucky Friday in September 2005 resulted in increased balances due from smelters.

•

Product inventories increased by $1.3 million in 2005, following a $1.3 million decrease in 2004, due primarily to inventorying of approximately 5,000 more ounces of gold than customary in Venezuela pursuant to a requirement that 15% of our production be sold within the country for which a buyer has not yet been found. In addition, ore was stockpiled in Mexico, attributable to the strike.

•

Materials inventories continued to increase during the first nine months of 2005 over the same period in 2004 ($0.9 million), primarily driven by the escalation of operational activity at Mina Isidora in Venezuela and increases at the La Camorra mine, due to the long lead time in ordering supplies outside the country.

•

Accounts payable balances were reduced in 2005 compared to increases in 2004. Changes in balances included elimination in 2005 of a 2004 liability for our hedged lead position ($0.9 million) and decreased trade payables in Venezuela due primarily to completion of the shaft project ($3.2 million).

        The foregoing uses of cash from working capital changes were offset by the following positive effects:

•

VAT receivables in Venezuela and Mexico decreased in 2005, resulting from the sale of VAT refunds and collections from the government. As an exporter, we are eligible for refunds from the government for payment of VAT, which are given in the form of tax certificates and are marketable within Venezuela. During the first nine months of 2005, we received and sold our rights to certain of our VAT refunds in Venezuela, and received proceeds from the governments in Venezuela and Mexico.

•

Other current assets in Venezuela were reduced, resulting from capitalization of costs which were prepaid in 2004. Certain vendors required prepayment in 2004 of material and services required for our capital projects which were received and charged to those projects in 2005.

        Non-cash elements included lower depreciation, depletion and amortization expense ($4.3 million) primarily as a result of lower ounces from Venezuela which drive units-of-production depreciation, no provision in 2005 for deferred income taxes (lower by $2.0 million), a $0.6 million non-cash gain recorded for the sale of royalty interests in 2005, and a lower provision recorded for future reclamation and closure costs (lower by $8.7 million), offset by an increased adjustment for compensation expense primarily recognized for variable plan accounting on certain stock options compared with the first nine months of 2004 ($0.8 million).

        Due to various market and regulatory factors, including exchange controls, we have imported, and continue to import, significant levels of goods and services, incurring long lead times and necessitating pre-payments to some vendors in Venezuela. As a result, we continue to increase the level of materials and supplies in our warehouse stock. At September 30, 2005, our supply inventory for the La Camorra unit was $12.6 million, compared to $9.5 million at December 31, 2004 and $8.4 million at September 30, 2004, although prepayments to vendors have decreased to $0.9 million at September 30, 2005, from $2.7 million at December 31, 2004 and $4.2 million at September 30, 2004.

Investing Activities

        Investing activities required $9.4 million in cash during the first nine months of 2005 compared to $38.3 million in the first nine months of 2004. We purchased $55.5 million in held-to-maturity securities, offset by maturities of similar instruments totaling $91.1 million. Another $13.2 million in cash was used to purchase publicly traded securities. In addition, $31.5 million was used for additions to properties, plants and equipment, of which the most significant components were the shaft project at the La Camorra mine and development of Mina Isidora in Venezuela, and the Lucky Friday Gold Hunter 5900 level development project.

Financing Activities

        Financing activities used approximately $3.3 million in cash, with $2.9 million used for dividends paid to preferred shareholders, offset by $0.2 million common stock issued upon the exercise of 66,500 employee stock options, compared to $3.3 million used in the first nine months of 2004 primarily from the net repayment of debt ($4.7 million), offset by the exercise of 299,234 employee stock options ($1.4 million).

Contractual Obligations and Contingent Liabilities and Commitments

        The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our earn-in agreement obligations, outstanding purchase orders, and certain capital expenditures and lease arrangements as of September 30, 2005 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Purchase obligations	$8,937	—	—	—	$8,937
Contractual obligations (1)	1,878	—	—	—	1,878
Operating lease commitments (2)	641	333	—	—	974

Total contractual cash obligations	$11,456	$333	$—	$—	$11,789

(1)	As of September 30, 2005, we were committed to approximately $0.5 million various capital projects at Greens Creek.
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

        We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At September 30, 2005, our reserves for these matters totaled $72.0 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. During 2005, expenditures for environmental remediation and reclamation are estimated to be in the range of $7.0 million to $9.0 million. For additional information relating to our environmental obligations, see Note 5 of Notes to Consolidated Financial Statements.

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

        Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit, or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit, unless the utilization of forward sales contracts or other hedging techniques are sufficient to offset such effects. If our realized prices for the metals we produce, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

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

        Management’s estimates of metals prices, recoverable ore reserves, and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our operating properties and the need for asset impairment write-downs. All estimates and assumptions are inherently subjective to some extent and may be impacted by bias, error, or changing conventions in the methodology of their determination or in changing industry conditions.

Environmental Matters

        Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the mining industry. We own or operate properties, or have previously owned and operated properties, used for industrial purposes. Use of these properties may subject us to potential material liabilities relating to the investigation and cleanup of contaminants and claims alleging personal injury or property damage as the result of exposures to, or release of, hazardous substances.

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

        Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation; uncertainties associated with defining the nature and extent of environmental contamination; the uncertainties relating to specific reclamation and remediation methods and costs; application and changing of environmental laws, regulations and interpretations by regulatory authorities; and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $72.0 million at September 30, 2005, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next 30 years. This amount was derived from a range of reasonable estimates in accordance with SFAS No. 5 “Accounting for Contingencies,” SFAS No. 143 and AICPA Statement of Position 96-1 “Environmental Remediation Liabilities.” It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of September 30, 2005, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $52.8 million. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

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

        Due to the exchange controls in place, the La Camorra unit recognized foreign exchange gains of $5.9 million in the first nine months of 2005 (60% of the level recognized in the first nine months of 2004), due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the Bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates.

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

        Cash costs per ounce of silver at the San Sebastian unit include significant by-product credits from gold production due to strong gold prices. Cash costs per ounce are calculated pursuant to the standards of the Gold Institute, and are consistent with how costs per ounce are calculated within the mining industry. Total cash costs for the San Sebastian unit were $3.38 and $3.19 per ounce of silver produced (exclusive of year-to-date strike-related costs) during the third quarter and first nine months of 2005, respectively, compared to $1.20 and $0.22 for the same periods in 2004. During the third quarters and first nine months of 2005 and 2004, gold by-product credits were approximately $8.80 and $8.79 per silver ounce for the 2005 periods, respectively, and $8.76 and $6.53 per silver ounce for the 2004 periods, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Silver	$5.43	$4.24	$5.35	$3.38
Gold	337	262	330	208

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

•	By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

        The values of all by-products per ounce of silver produced, net of treatment and freight costs, were:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Greens Creek	$5.50	$4.18	$4.36	$4.77
Lucky Friday	2.43	2.82	2.65	2.19

        Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide management and investors with an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion, and amortization, the most comparable GAAP measure, can be found above under Reconciliation of Total Cash Costs to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion, and Amortization.

Value-added Taxes

        Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $6.4 million (net of a reserve for anticipated discounts totaling $1.5 million) at September 30, 2005, and $7.4 million at December 31, 2004 (net of a reserve for anticipated discounts of $1.9 million).

        As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in April 2005, for the periods of November 2002 through May 2004. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 20% of face value at September 30, 2005 and December 31, 2004, respectively.

New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123(R) requires the measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. We will adopt SFAS No. 123(R) on January 1, 2006, and recognize compensation cost accordingly. For all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006, the effect on net income (loss) and earnings per share in the periods following adoption of SFAS No. 123(R) are expected to be consistent with our pro forma disclosure under SFAS No. 123, as reported in Note 9 – Stock-Based Plans, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123(R). Additionally, the actual effect on net income (loss) per share will vary depending upon the number and fair value of options granted in future years compared to prior years.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        We believe there has been no material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1 – Risk Factors in our Form 10-K, as amended by Form 10-K/A-1, for the year ended December 31, 2004).

        Certain of our short-term investments are subject to changes in market interest rates and were sensitive to those changes. At September 30, 2005, we held corporate bonds of $1.0 million, subject to an interest rate of 3.5% that mature 2006. We currently have no derivative instruments to offset the risk of interest rate changes. We may choose to use derivative instruments in the future, such as interest rate swaps, to manage the risk associated with interest rate changes.

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

Item 4.   Controls and Procedures

        (a)     Disclosure and controls procedures: An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2005, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

        (b)     Changes to internal control over financial reporting: In our December 31, 2004 Annual Report on Form 10-K, management, in consultation with the Audit Committee, concluded that internal controls over financial reporting in place at December 31, 2004, were ineffective due to three material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Two of the material weaknesses concerned the employee strike at our Velardeña mill (the “mill”) in Mexico. First, management was not able to complete testing of all internal controls at the mill, as access to the mill was restricted as provided by Mexican law and practice, by the employees on strike. Second, operations personnel, in order to preserve the equipment, prepared for the strike by emptying work-in-process inventory into the tailings impoundment at the mill, and the emptying of the work-in-process inventory was not properly communicated to accounting personnel.  The third material weakness related to the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico. The status of these three material weaknesses at September 30, 2005, was as follows:

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

•

Regarding the third material weakness, management has designed and implemented new control procedures to remediate the lack of appropriate levels of monitoring and oversight of the accounts payable process in Mexico. As previously reported in our Quarterly Report on Form 10-Q, as amended by form 10-Q/A, for the quarter ended March 31, 2005, we have taken steps to eliminate this material weakness by providing additional training to the accounting staff in Mexico concerning proper recording of accounts payable transactions and the reconciliation and review of accounts payable and related accounts payable transactions and balances. Management performed additional oversight and review procedures from its corporate office throughout the first, second and third quarters of 2005 and at September 30, 2005, to ensure that accounts payable balances in Mexico were properly stated. Management believes these controls have been effective in remediating this material weakness.

        There have been no other changes in our internal controls over financial reporting during the quarter and nine months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Items 2, 3, 4 and 5 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY (Registrant)

Date: November 9, 2005	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date: November 9, 2005	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly-owned Subsidiaries
Form 10-Q – September 30, 2005
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2004, and incorporated herein by reference.

4.1(a)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as Exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

4.1(b)

Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as Exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996, and incorporated herein by reference.

4.3	Stock Purchase Agreement dated as of August 27, 2001, between Hecla Mining Company and Copper Mountain Trust. Filed as Exhibit 4.3 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

4.4	Warrant Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

4.5	Registration Rights Agreement dated August 2, 2002, between Hecla Mining Company and Great Basin Gold Ltd. Filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 — 100395) and incorporated herein by reference.

10.1	Credit Agreement dated as of September 12, 2005, among Hecla Mining Company as Borrower, The Bank of Nova Scotia, as the Administrative Agent for the Lenders and N M Rothschild & Sons Limited, as the Technical Agent for the Lenders. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 14, 2005, and incorporated herein by reference.

10.2	Written description of the severance arrangement entered into between Hecla Mining Company and Mr. Thomas F. Fudge, Jr., the Registrant’s former Vice President of Operations, who resigned on August 1, 2005. Filed under Item 1.01 to Registrant’s Current Report on Form 8-K dated August 3, 2005, which item is incorporated herein by reference. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

(1)    Indicates a management contract or compensatory plan or arrangement.

* Filed herewith