Form 10-K
period 2005-12-31
HECLA MINING CO/DE/
filed 2006-03-10
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file no.       1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-0126240

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6500 N. Mineral Drive, Suite 200
Coeur d’Alene, Idaho	83815-9408

(Address of principal executive offices)	(Zip Code)

208-769-4100

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class		on which registered

Common Stock, par value $0.25 per share	)
)
Preferred Share Purchase Rights for	)
Series A Junior Participating	)	New York Stock Exchange
Preferred Stock, par value $0.25 per share	)
)
Series B Cumulative Convertible Preferred	)
Stock, par value $0.25 per share	)

          Securities to be registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐.  No   ☒.

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐.  No   ☒.

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒.  No   ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act.
Large Accelerated Filer   ☐.    Accelerated Filer  ☒.  Non-Accelerated Filer  ☐.

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐.  No   ☒.

           The aggregate market value of the Registrant’s voting Common Stock held by nonaffiliates was $536,570,480 as of June 30, 2005. There were 118,444,004 shares of the Registrant’s Common Stock outstanding as of June 30, 2005, and 118,691,945 shares as of March 3, 2006.

Documents incorporated by reference herein:

           To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Registrant’s 2005 fiscal year is incorporated herein by reference. See Part III.

i

ii

iii

Special Note on Forward-Looking Statements

          Certain statements contained in this report (including information incorporated by reference) are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

          These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A – Business – Risk Factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections included in this Form 10-K have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results will vary, perhaps materially, and we undertake no obligation to update the projections at any future date. You are strongly cautioned not to place undue reliance on such projections. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

          Information set forth in Items 1A, 1B and 2 have been incorporated by reference into this Item 1.

Introduction

          Hecla Mining Company is a precious metals company originally incorporated in 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and/or our affiliates and subsidiaries). We are engaged in the exploration and development of mineral properties and the mining and processing of silver, gold, lead and zinc. Our business is to discover, acquire, develop, produce and market mineral resources. Prior to 2002, we were also engaged in the mining and processing of industrial minerals.

          Our current strategy is to focus our efforts and resources on expanding our proven and probable reserves and mineralized and other material through a combination of acquisitions and exploration efforts in order to position ourselves to expand our silver and gold production. In doing so, we intend to:

•	Manage all our business activities in a safe, environmentally responsible and cost-effective manner;
•	Give preference to projects where we will be the manager of the operation;
•	Provide a work environment that promotes personal excellence and growth for all our employees; and
•	Conduct our business with integrity and honesty.

          Our corporate headquarters are in Coeur d’Alene, Idaho, USA. For GAAP purposes and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we are organized and managed into four segments that represent our operating units and various exploration locations: the La Camorra unit and various Venezuelan exploration activities; the San Sebastian unit and various exploration activities in Mexico; the Greens Creek unit and the Lucky Friday unit. The maps show the locations of our operating units and our exploration projects, as well as the Hollister Development Block.

          For the years ended December 31, 2005, 2004 and 2003, we reported net losses of $25.4 million, $6.1 million and $6.0 million, respectively. Our financial results over the past three years have been impacted by: our exploration expenditures, which totaled $16.8 million, $16.0 million and $9.6 million, respectively; increased expenditures on the Hollister Development Block as its development progresses of $9.4 million, $4.2 million and $1.4 million, respectively; and increased costs for operating supplies; and decreased production from the La Camorra and San Sebastian units. A comprehensive discussion of our financial results for the years ended December 31, 2005, 2004 and 2003, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

          Our results of operations are significantly affected by the prices of silver, gold, lead and zinc, which fluctuate widely and are affected by numerous factors beyond our control. Over the past three years, we have seen the prices of the metals we produce continue to rise, which has helped to offset the negative factors discussed above.

Products and Segments

          Our principal operating units are differentiated by geographic region and principal products produced. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré), which are further refined before sale to metals traders. Our principal producing operating units during 2005 included:

•

The La Camorra unit, located in the eastern Venezuelan State of Bolivar, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla Venezolana, C.A., since June 1999. During 2005, La Camorra contributed $39.0 million, or 35.4%, to our consolidated sales;

•

The San Sebastian unit, located in the State of Durango, Mexico, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla, S.A. de C.V., since 1999. During 2005, San Sebastian reached the end of its known mine life. We are continuing an ongoing exploration program at the San Sebastian unit. The San Sebastian unit contributed $12.6 million, or 11.5%, to our consolidated sales in 2005.

•

The Greens Creek unit, a 29.73% owned joint venture arrangement with Kennecott Greens Creek Mining Company, the manager, and Kennecott Juneau Mining Company, both wholly owned subsidiaries of Kennecott Minerals. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. During 2005, our portion of Greens Creek revenue contributed $36.7 million, or 33.3%, to our consolidated sales; and

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. During 2005, Lucky Friday contributed $21.8 million, or 19.8%, to our consolidated sales.

          The table below summarizes our production for each year ended December 31:

	Year

	2005	2004	2003

Silver (ounces)	6,013,929	6,960,580	9,817,324
Gold (ounces)	140,559	189,860	204,091
Lead (tons)	21,075	19,558	21,224
Zinc (tons)	23,289	25,644	25,341

          Prior to 2005, we were organized according to the geographical areas in which we operated, and our segments included: Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit). During 2005, we separated the United States segment into the Greens Creek and Lucky Friday segments. Prior to 2003, we were organized by principal mineral mined at each location. For further information with respect to our business segments, our domestic and export sales and our customers, refer to Note 12 of Notes to Consolidated Financial Statements.

Employees

          As of December 31, 2005, we employed 1,191 people, and believe relations with our employees are generally good. However, our employees at the Velardeña mill went on strike in October 2004, as discussed under the San Sebastian Unit property description below, and our hourly employees at the La Camorra mine went on strike in July 2005, as discussed further under the La Camorra Unit property description.

Available Information

          Hecla Mining Company is a Delaware corporation, with our principal executive offices located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549). Charters of our audit, compensation and corporate governance and directors’ nominating committees, as well as our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations.

          We have included the CEO and CFO certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated May 19, 2005, and indicated that the CEO was not aware of any violations of the Listing Standards.

Item 1A. Risk Factors

          The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our common and/or preferred stock.

FINANCIAL RISKS

We have a history of losses that may continue in the future.

          For the years ended December 31, 2005, 2004 and 2003, we reported net losses of $25.4 million, $6.1 million and $6.0 million, respectively. A comparison of operating results over the past three years can be found in Results of Operations in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

          Many of the factors affecting our operating results are beyond our control, including the volatility of metals prices; interest rates; global or regional political or economic policies; inflation; developments and crises; governmental regulations; continuity of orebodies; and speculation and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not continue to experience net losses in the future.

A substantial or extended decline in metals prices would have a material adverse effect on us.

          The majority of our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors including:

•	Expectations for inflation;

•	Speculative activities;

•	Relative exchange rates of the U.S. dollar;

•	Global and regional demand and production; and

•	Political and economic conditions.

          These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties.

          The following table sets forth the average daily closing prices of the following metals for 1990, 1995, 2000 and each year thereafter through 2005.

	1990	1995	2000	2001	2002	2003	2004	2005

Silver(1) (per oz.)	$4.83	$5.20	$4.95	$4.37	$4.60	$4.88	$6.66	$7.31
Gold (2) (per oz.)	$383.46	$384.16	$279.03	$272.00	$309.97	$363.51	$409.21	$444.45
Lead (3) (per lb.)	$0.37	$0.29	$0.21	$0.22	$0.21	$0.23	$0.40	$0.44
Zinc (4) (per lb.)	$0.69	$0.47	$0.51	$0.40	$0.35	$0.38	$0.48	$0.63

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange - Cash
(4)	London Metals Exchange - Special High Grade - Cash

          On March 3, 2006, the closing prices for silver, gold, lead and zinc were $10.26 per ounce, $565 per ounce, $0.56 per pound and $1.07 per pound, respectively.

Hedging activities could expose us to losses.

          From time to time, we enter into hedging activities, such as forward sales contracts and commodity put and call option contracts, to manage the metals prices received on our products and in an attempt to insulate our operating results from declines in those prices. However, hedging may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity or for any other reason. At December 31, 2005, we had no outstanding forward sales contracts, commodity put and call options contracts or other hedging positions.

Our costs are subject to currency fluctuations.

          Our products are sold in world markets in United States dollars, although a portion of our operating expenses are incurred in local currencies, primarily the Venezuelan bolivar and Mexican peso. Foreign exchange fluctuations may materially increase our production costs, future exploration activities and costs of capital. For more specific information with regard to foreign currency as it relates to our operations in Venezuela, see La Camorra Segment in MD&A.

Our profitability could be affected by the prices of other commodities.

          Our business activities are highly dependent on the costs of commodities such as fuel, steel and cement. The recent prices for such commodities have significantly increased and have increased our costs of production and development. A material increase in costs at any of our operating properties could have a significant effect on our profitability. For additional discussion, see Results of Operations in MD&A.

Failure to comply with debt covenants could adversely affect our financial results or condition.

          In September 2005, we entered into a $30.0 million revolving credit agreement that includes various covenants and other limitations related to our indebtedness and investments that require us to maintain customary measures of financial performance. At December 31, 2005, we had $3.0 million outstanding under the credit agreement and were in compliance with our covenants. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Our accounting and other estimates may be imprecise.

          Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	Mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	Future metals prices;

•	Environmental, reclamation and closure obligations;

•	Asset impairments, including long-lived assets and investments; and

•	Reserves for contingencies and litigation.

          Actual results may differ materially from these estimates using different assumptions or conditions. For additional information, see Critical Accounting Policies in MD&A and the risk factors: “Our development of new orebodies and other capital costs may cost more and provide less return than we estimated,” “Our ore reserve estimates may be imprecise” and “Our environmental remediation obligations may exceed the provisions we have made.”

Material weaknesses relating to our internal controls over financial reporting could adversely affect our financial results or condition and share price.

          In our 2004 Annual Report on Form 10-K, management concluded that internal controls over financial reporting in place at December 31, 2004 were ineffective due to three material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During 2005, these material weaknesses were remediated and we reported no material weaknesses at December 31, 2005. However, there can be no assurance that material weaknesses regarding our internal controls will not be discovered in the future, which could result in costs to remediate such controls or inaccuracies in our financial statements. A material weakness in controls over financial reporting may result in increased difficulty or expense in transactions, such as financings, or a risk of adverse reaction by the market generally that would result in a decrease of our stock prices.

OPERATION, DEVELOPMENT AND EXPLORATION RISKS

Our foreign operations are subject to additional inherent risks.

          We currently conduct significant mining operations and exploration projects in Venezuela and Mexico. We anticipate that we will continue to conduct significant operations in these and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	The effects of local political, labor and economic developments and unrest;

•	Significant or abrupt changes in the applicable regulatory or legal climate;

•	Exchange controls and export or sale restrictions;

•	Currency fluctuations and repatriation restrictions;

•	Invalidation of governmental orders, permits, or agreements;

•	Renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	Recurring tax audits and delays in processing tax credits or refunds;

•	Corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	Disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	Fuel or other commodity shortages;

•	Illegal mining;

•	Laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	Civil disturbances, war and terrorist actions; and

•	Seizures of assets.

          Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial condition or results of operations. For more information regarding our operations in Mexico and Venezuela, see MD&A, Item 2 – Property Descriptions and other various risk factors relating to our foreign operations.

Political, social and regulatory instability in Venezuela may adversely affect us.

          The success of our La Camorra unit is dependent on the political, social and regulatory stability of Venezuela. We believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully. However, we face continued uncertainty relating to political, regulatory, legal enforcement, security and economic matters, exportation and exchange controls, and the possible effects of all of these uncertainties on our operations. Risks due to changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, seizures of assets, relationships with small mining groups in the vicinity of our mining operations and the impact on commodities necessary to operate, mean there can be no assurance we will be able to operate without interruptions to our operations.

          Any such factors or occurrences may have a material adverse effect on our financial results or condition. Specifically, we are currently subject to the following business risks in Venezuela, which are discussed in more detail in MD&A:

•

Requirement to sell 15% of our production within Venezuela. Markets for gold sales within Venezuela are limited, which could result in delays in sales, lower realized sales prices and operating cash flows.

•

A fixed exchange rate of Venezuelan currency with the U.S. dollar, which has impacted our costs and operating cash flows. A new Criminal Exchange Law imposes strict sanctions, both criminal and economic, for currency exchanges outside the officially designated methods or for obtaining foreign currency under false pretenses.

•

We are involved in litigation with the Venezuelan tax authority concerning alleged unpaid tax liabilities that predate our purchase of La Camorra in 1999, as well as tax audits of our Venezuelan tax returns for the years ended December 31, 2003 and 2002.

•

The Venezuelan government announced its intention to rescind inactive, non-compliant mining concessions and created a state agency that is responsible for exploration, exploitation, processing and industrialization of gold and other minerals in Venezuela.

•

In February 2004, the Venezuelan National Guard impounded a shipment of our dorè due to alleged irregularities in documentation that accompanied the shipment. The dorè was returned to us in July of that year, and all subsequent shipments of dorè have been exported without intervention by Venezuelan government authorities.

Our development of new orebodies and other capital costs may cost more and provide less return than we estimated.

          Capitalized development projects may cost more and provide less return than we estimate, including the Lucky Friday 5900 level expansion, development of Mina Isidora in Venezuela and the recently completed shaft at the La Camorra mine in Venezuela, which was placed into service in August 2005. If we are unable to realize a return on these investments, we may incur a related asset write-down that could adversely affect our financial results or condition.

          Our ability to sustain or increase our current level of production of metals partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	Ore reserves;

•	Expected recovery rates of metals from the ore;

•	Future metals prices;

•	Facility and equipment costs;

•	Availability of economic sources of power and adequacy of water supply;

•	Exploration and drilling success;

•	Capital and operating costs of a development project;

•	Environmental considerations and permitting;

•	Adequate access to the site, including competing land uses (such as agriculture and illegal mining);

•	Currency exchange and repatriation risks;

•	Applicable tax rates;

•	Foreign currency fluctuation and inflation rates;

•	Political risks and regulatory climate in the foreign countries in which we operate; and

•	Availability of financing.

          These estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual cash operating costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

Our ore reserve estimates may be imprecise.

          Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves. Reserves are estimates made by our technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates, particularly those for properties that have not yet started producing, may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our operating and non-operating properties. The economic value of ore reserves may be adversely affected by:

•	Declines in the market price of the various metals we mine;

•	Increased production or capital costs;

•	Reduction in the grade or tonnage of the deposit;

•	Increase in the dilution of the ore; and

•	Reduced recovery rates.

          Short-term operating factors relating to our ore reserves, such as the need to sequentially develop orebodies and the processing of new or different ore grades, may adversely affect our cash flow. We may use forward sales contracts and other hedging techniques to partially offset the effects of a drop in the market prices of the metals we mine. However, if the prices of metals that we produce decline substantially below the levels used to calculate reserves for an extended period, we could experience:

•	Delays in new project development;

•	Net losses;

•	Reduced cash flow;

•	Reductions in reserves; and

•	Write-downs of asset values.

Efforts to expand the finite lives of our mines may not be successful, which could hinder our growth and decrease the value of our stock.

          One of the risks we face is that our mines have a relatively small amount of proven and probable reserves, primarily because we have low volume, underground operations. Thus, we must continually replace depleted ore reserves. Our ability to expand or replace ore reserves primarily depends on the success of our exploration program. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future.

Our joint development and operating arrangements may not be successful.

          It is possible we will enter into other joint venture arrangements in the future in order to share the risks and costs of developing and operating properties, similar to our joint venture arrangements related to the Greens Creek unit and Hollister Development Block project. In a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other party and are only responsible for any future liabilities in proportion to its interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.

We face inherent risks in acquisitions of other mining companies or properties that may adversely impact our growth strategy.

          Mines have limited lives, which is an inherent risk in acquiring mining properties. We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. Although we are pursuing opportunities that we feel are in the best interest of our investors, these pursuits are costly and often unproductive. Inherent risks in acquisitions we may undertake in the future could adversely affect our current business and financial condition and our growth.

          There is a limited supply of desirable mineral lands available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and any acquisition we may undertake is subject to inherent risks. In addition to the risk associated with mines’ limited lives, we may not realize the value of the companies or properties that are acquired due to a possible decline in metals prices, failure to obtain permits, labor problems, changes in regulatory environment, an inability to obtain financing and other factors previously described. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks. In addition, we face strong competition for new properties from other mining companies, some of which have greater financial resources than we do, and we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

Our business depends on good relations with our employees.

          We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel including those residing outside of the U.S., and there can be no assurance that we will be able to retain all of such employees. We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Due to the relatively small size of our management team, the loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations.

          Many of our employees are represented by unions. We anticipate that we will be able to negotiate a satisfactory contract with each union, although there can be no assurance that this can be done or that it can be done without disruptions to production. During 2005, labor strikes and work slow-downs adversely affected our production in Mexico and Venezuela, and similar labor problems could continue to affect our financial results or condition in the future. For additional discussion of these strikes and work slow-downs, see Results of Operations in MD&A.

Mining accidents or other adverse events at an operation could decrease our anticipated production.

          Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; ore grades are lower than expected; the metallurgical characteristics of the ore are less economical than anticipated; or our equipment or facilities fail to operate properly or as expected.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

          Our business is subject to a number of risks and hazards including:

•	Environmental hazards;

•	Political and country risks;

•	Civil unrest or terrorism;

•	Industrial accidents;

•	Labor disputes or strikes;

•	Unusual or unexpected geologic formations;

•	Cave-ins;

•	Explosive rock failures; and

•	Unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in:

•	Personal injury or fatalities;

•	Damage to or destruction of mineral properties or producing facilities;

•	Environmental damage;

•	Delays in exploration, development or mining;

•	Monetary losses; and

•	Legal liability.

          For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Insurance against environmental risks is generally either unavailable or, we believe, too expensive for us, and, therefore, we do not maintain environmental insurance. Occurrence of events for which we are not insured may affect our cash flow and overall profitability.

LEGAL, MARKET AND REGULATORY RISKS

We are currently involved in ongoing legal disputes that may materially adversely affect us.

          There are several ongoing legal disputes in which we are involved. If any of these disputes results in a substantial monetary judgment against us, is settled on unfavorable terms or otherwise impacts our operations, our financial results or condition could be materially adversely affected. For example, we may ultimately incur environmental remediation costs substantially in excess of the amounts we have accrued and the plaintiffs in environmental proceedings may be awarded substantial damages, which costs and damages we may not be able to recover from our insurers. For a description of the lawsuits in which we are involved, see Note 8 of Notes to Consolidated Financial Statements.

We are required to obtain governmental and lessor approvals and permits in order to conduct mining operations.

          In the ordinary course of business, mining companies are required to seek governmental and lessor approvals and permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex, time-consuming and costly process. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary approvals and permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation.

We face substantial governmental regulation and environmental risk.

          Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. See risks titled “Our environmental remediation obligations may exceed the provisions we have made” and “Our foreign operations are subject to additional inherent risks.” We have been and are currently involved in lawsuits in which we have been accused of causing environmental damage or otherwise violating environmental laws, and we may be subject to similar lawsuits in the future. New legislation and regulations may be adopted at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

          From time to time, the U.S. Congress considers proposed amendments to the General Mining Law of 1872, as amended, which governs mining claims and related activities on federal lands. There has been no significant activity with respect to mining law reform in Congress during the past several years. The extent of any future changes is not known and the potential impact on us as a result of U.S. Congressional action is difficult to predict. Although a majority of our existing U.S. mining operations occur on private or patented property, changes to the General Mining Law, if adopted, could adversely affect our ability to economically develop mineral reserves on federal lands.

          See also “Our foreign operations are subject to additional inherent risks” and “Political, social and regulatory instability in Venezuela may effect us,” and Item 7, Management Discussion Analysis.

Our environmental remediation obligations may exceed the provisions we have made.

          We are subject to significant environmental obligations, particularly in northern Idaho. At December 31, 2005, we had accrued $69.2 million as a provision for environmental remediation, $55.8 million of which relates to our various liabilities in Idaho, and there is a significant risk that the costs of remediation could materially exceed this provision. For an overview of our potential environmental liabilities, see Note 8 of Notes to Consolidated Financial Statements.

The titles to some of our properties may be defective or challenged.

          Unpatented mining claims constitute a significant portion of our undeveloped property holdings, the validity of which could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessary preclude third parties from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

The price of our common stock has a history of volatility and could decline in the future.

          Our common and preferred stocks are listed on the New York Stock Exchange. The market price for our common shares has been volatile, often based on:

•	Fluctuating proven and probable reserves;

•	Factors unrelated to our financial performance or future prospects such as global economic developments and market perceptions of the attractiveness of particular industries;

•	Changes in metals prices, particularly gold and silver;

•	Our results of operations and financial condition as reflected in our public news releases or periodic filings with the Securities and Exchange Commission;

•	Foreign political and regulatory risk;

•	The success of our exploration program;

•	Ability to meet production estimates;

•	Environmental and legal risk;

•	The extent of analytical coverage concerning our business; and

•	The trading volume and general market interest in our securities.

          The market price of our common shares at any given point in time may not accurately reflect our long-term value, and may prevent shareholders from realizing a profit on their investment.

Our preferred stock has a liquidation preference of $50 per share or $7.9 million.

          If we were liquidated, holders of our preferred stock would be entitled to receive approximately $7.9 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds.

We may not be able to pay preferred stock dividends in the future.

          In July 2005, we paid outstanding dividends in arrears on our Series B Cumulative Convertible Preferred Stock totaling approximately $2.3 million. Since July 2005, we have continued to pay regular quarterly dividends on our Series B Cumulative Convertible Preferred Stock. The annual dividend payable on the preferred stock is currently $0.6 million. Prior to the fourth quarter of 2004, we had not declared preferred dividends since the second quarter of 2000. There can be no assurance that we will continue to pay dividends in the future.

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

          Our stockholder rights plan and provisions in our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction would be beneficial to stockholders. These impediments include:

•

The rights issued in connection with our stockholder rights plan that will substantially dilute the ownership of any person or group that acquires 15% or more of our outstanding common stock unless the rights are first redeemed by our board of directors, at its discretion. Furthermore, our board of directors may amend the terms of these rights, at its discretion, including an amendment to lower the acquisition threshold to as low as 10% of the outstanding common stock;

•	The classification of our board of directors into three classes serving staggered three-year terms, which makes it more difficult to quickly replace board members;

•	The ability of our board of directors to issue shares of preferred stock with rights as it deems appropriate without stockholder approval;

•	A provision that special meetings of our board of directors may be called only by our chief executive officer or a majority of our board of directors;

•	A provision that special meetings of stockholders may only be called pursuant to a resolution approved by a majority of our entire board of directors;

•	A prohibition against action by written consent of our stockholders;

•	A provision that our board members may only be removed for cause and by an affirmative vote of at least 80% of the outstanding voting stock;

•	A provision that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders;

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

Item 1B. Unresolved Staff Comments

          None.

Item 2. Property Descriptions

OPERATING PROPERTIES

The La Camorra Unit

          The La Camorra unit refers to our Venezuelan operating properties and exploration projects, which are discussed below. For additional information with regard to our Venezuelan operating properties, see the La Camorra Segment in MD&A. At the present time, the La Camorra mine is operating and development of Mina Isidora is continuing. Limited production of ore in 2005 from Mina Isidora was achieved and Mina Isidora will be ramping up to a full production rate in mid-2006. All ore from Mina Isidora is shipped to the mill at the La Camorra mine for processing.

          The mill uses a conventional carbon-in-leach process. The ore is crushed with a three-stage system consisting of a primary jaw crusher with secondary and tertiary cone crusher with a multi-deck vibrating screen. The grinding circuit includes a primary and a secondary ball mill. The ground ore is mixed with a cyanide solution and clarified, followed by countercurrent carbon-in-leach gold adsorption. The carbon is then stripped and the gold recovered and poured into gold bars for shipment to a third-party refiner. Mill recovery averages approximately 95%.

          All mill equipment, infrastructure and facilities are in good condition. The mill was constructed in 1994 and has been periodically upgraded. The mill is capable of processing approximately 700 tons per day.

          During 2004, we started a custom-milling program for small mining cooperatives working in the area of Mina Isidora. The cooperatives sell their ore to us for further processing at our La Camorra mill. See Custom Milling Business below.

          Information with respect to the La Camorra unit’s production and average costs per ounce of gold produced is set forth in the table below.

	Years Ended December 31,

Production	2005	2004	2003

Ore processed (tons) (1)	191,900	199,453	197,591
Gold (ounces) (1)	101,474	130,437	126,567

Average Cost per Ounce of Gold Produced (2)

Cash operating costs	$330	$176	$154
Total cash costs	$337	$180	$154
Total production costs	$437	$271	$222

(1)

During 2005, 2004 and 2003, 17,252, 24,264 and 15,155 tons milled, respectively, and 4,602, 4,789 and 3,049 gold ounces produced were generated from our custom milling business and other purchases of ore from third parties not mined at La Camorra.

(2)

Cash costs per ounce of gold represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7, MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The La Camorra Mine

          The La Camorra mine is located approximately 180 miles southeast of Puerto Ordaz in the eastern Venezuelan State of Bolivar. The mine is accessed via a gravel road that we maintain and is six miles east of state highway 10, which is a paved two-lane road running from Upata south to the Brazilian border.

          We acquired the La Camorra mine in 1999 from Monarch Resources Investments Limited (“Monarch”), and it is 100% owned by us through our Venezuelan subsidiary, Minera Hecla Venezolana, C.A. (“MHV”). The purchase agreement includes a provision to pay Monarch a net smelter return (“NSR”) royalty on production exceeding a cumulative total of 600,000 ounces of gold from the properties acquired in Venezuela from Monarch. The royalty is based on a sliding scale that is dependent on the price of gold. When the gold price is below $300 per troy ounce, there is no royalty; when the price is between $300.00 and $399.99 per troy ounce the royalty is 1%; when the price is between $400.00 and $499.99 per troy ounce, the royalty is 2%; and when the price is $500.00 and above, the royalty is 3%. The 600,000 ounce production milestone was reached during the second quarter of 2004. Gold production since that time has been subject to the provisions of the royalty agreement, the payments of which have been offset by our costs incurred related to on-going tax litigation, as discussed in Note 8 of Notes to Consolidated Financial Statements.

          The La Camorra mine is located on an exploration concession granted by the Ministry of Energy and Mines in 1964 that has been converted to a fifty-year exploitation license. The mine is a high-grade underground gold mine that exploits two shear-zone hosted quartz veins known as the Main zone and the Betzy vein. It lies in the Botanamo greenstone belt of the Precambrian Guayana Shield and is hosted by the Caballape Group of volcanoclastic rocks. The formations most likely date from Archean to Proterozoic in age and consist primarily of intermediate volcanics with subordinate metasediments. Gold mineralization at La Camorra is confined to narrow, near vertical quartz veins hosted in an east-west trending, left-lateral shear zone. Most economic mineralization in the La Camorra veins occur in distinct “ore shoots.” Gold occurs both as free particles in quartz and attached to, or included in, pyrite. Locally, gold is also seen on chloritic partings.

          At the end of 2005, the principal working levels of the La Camorra mine lay between the elevations of 400 and 560 meters below sea level. The proven and probable reserves extend to the 610-meter elevation and exploration drill holes have intersected gold mineralization below the current reserve limits at the 950-meter level.

          At the end of 2003, the mine had been developed to the 480-meter level. Engineering studies undertaken in 2002 and 2003 indicated that the combination of ventilation and haulage requirements and logistics would make mining below the 500-meter level extremely difficult and marginally economic without the development of a shaft. In August 2003, the board of directors approved the development of a production shaft at the La Camorra mine based on the long lead-time necessary to construct the shaft and to develop further ore reserves. The production shaft is complete and was commissioned during the second half of 2005. The shaft loading station is at the 405-meter level and is 550 meters below sea level.

          Access to the underground workings at the La Camorra mine is made via the shaft and a ramp from the surface excavated at a -15% grade and connecting numerous levels. The main access ramp has been developed to a depth of approximately 578 meters below sea level.

          Ore is mined primarily by longhole stoping and is extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks and during the second half of 2005, the production shaft. Sub-economic material is used to backfill and stabilize mined-out stopes. The mine is currently producing approximately 450 tons of ore per day.

          Site infrastructure, equipment and facilities are in good condition and includes a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. We also share a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state-owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2005, the net book value of the La Camorra mine property and its associated plant and equipment was approximately $32.7 million.

          Our reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include regrading and revegetation of disturbed areas. The reclamation and closure accrual as of December 31, 2005, was $2.2 million.

          At December 31, 2005, there were 401 hourly and 118 salaried employees associated with the La Camorra mine. The hourly employees are covered by a collective bargaining agreement, the contract for which will expire in October 2006. In addition, there were 32 employees contracted to fill-in for vacation and absentee purposes, and 31 employees at the administrative office in Puerto Ordaz as of December 31, 2005.

          Information with respect to the La Camorra mine’s proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,

	2005	2004	2003

Proven and Probable Ore Reserves (1,2,3,4)

Total tons	193,642	356,192	318,644
Gold (ounces per ton)	0.62	0.60	0.69
Contained gold (ounces)	120,716	213,244	220,552

(1)

The Company’s estimates of proven and probable reserves are based on a gold price of $400, $350 and $335 per ounce, respectively, in 2005, 2004 and 2003. Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. An independent audit of the 2004 year-end reserves at the La Camorra mine was completed in 2005 by Roscoe Postle Associates Inc. (“RPA”). Following the audit, RPA made several recommendations for our proven and probable reserve calculation, all of which we reviewed and addressed in the 2005 proven and probable reserves, which were not subject to audit by RPA.

(2)

The 2005 year-end proven and probable reserves decrease in tonnage and grade, as well as an associated decrease in ounces when compared to the 2004 year-end proven and probable reserves, are a result of a combination of new drill data and underground sampling information, a revision of ore shoot limits and the depletion of reserves by mining.

(3)

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

(4)

Proven and probable ore reserves at the La Camorra mine are based on drill spacing of 30 to 50 meters and closely spaced chip sample information. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs. The cutoff grade at La Camorra is 14 grams of gold per tonne.

          In addition, we have the exploration rights to approximately 9,500 hectares (36-square miles) adjacent to the La Camorra mine. This property is controlled through eight different contracts with the Venezuelan state-owned development company, Corporacion Venezolana de Guayana, as well as five different concessions with the Ministry of Basic Industries and Mines (formerly the Ministry of Energy and Mines). The contracts and concessions were granted at various times with expiration dates between 2011 and 2020, and most are renewable for a period of 10 to 20 years.

          In 2005, proven and probable reserves decreased at the La Camorra mine as the deposit exhibited lower ore grades. No significant exploration results were returned from drilling on the La Camorra veins during 2005. In 2006, exploration activity will focus on strike extensions to the Main and Betsy veins and other known veins on the concession and on the properties surrounding the mine, once the appropriate permits are granted.

          The Block B Concessions

          In March 2002, we acquired the Block B exploration and mining lease near El Callao in the Venezuelan State of Bolivar from CVG-Minerven, a Venezuelan government-owned gold mining company. The lease runs through March 2023. The area’s mining history dates back to the 1800s. Block B is a seven-square-mile property position in the El Callao gold mining district and contains many historic mines including the Chile, Laguna and Panama mines, which collectively produced over 1.6 million ounces of gold between 1921 and 1946.

          Pursuant to the lease agreement, we will pay CVG-Minerven a royalty of 2% to 3% on production from Block B, based on production levels. The royalty terms are: (i) 2% if the price of gold is below $290 per ounce of refined gold during the month preceding payment; (ii) 2.5% if the price of gold is equal or greater than $290 and equal to or below $310 per ounce of refined gold during the month preceding payment; and (iii) 3% if the price of gold is greater than $310 per ounce of refined gold during the month preceding payment. As a result of limited production in 2005, $0.3 million in royalty expense was incurred. Prior to inception of production, we made lease payments of $30,000 in 2004 and $24,000 in 2003 to CVG-Minerven.

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

          Geologically, the gold is found in shear-zone hosted quartz veins and stockworks in Proterozoic greenstone volcanics, primarily andesitic to basaltic lavas and pyroclastics. Gold occurs as free gold in quartz and is also commonly associated with coarse-grained pyrite. Upon acquisition, exploration began on the Chile vein system, which we believed to host high-grade gold mineralization. The Chile mine itself was an important gold producer that historically produced more than 550,000 ounces of gold at an average grade of over one ounce per ton. Since the mine shut down in the 1940s, two phases of exploration drilling were undertaken prior to our work in the Block B lease area, one in the 1960s, and more recent drill testing in the 1980s that encountered high grades west of the old mine.

          We completed a detailed exploration drilling campaign including 163 drill holes and 40,000 meters of drilling resulting in the discovery of what we refer to as Mina Isidora (formerly the Chile mine), which we anticipate will be accessible by both a ramp and an inclined shaft. Mina Isidora reported limited production during 2005 (17,503 tons, resulting in approximately 22,000 ounces of gold). Mina Isidora ore is shipped to the mill at the La Camorra mine for processing. At December 31, 2005, the net book value for the development of Mina Isidora totaled $32.6 million. In addition, we had an accrual for future reclamation and closure costs of $0.5 million. At December 31, 2005, there were 70 salaried and 205 hourly employees associated with Block B.

          Information with respect to Mina Isidora’s proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,

Proven and Probable Ore Reserves (1,2,3)	2005	2004	2003

Total tons	398,754	338,965	500,011
Gold (ounces per ton)	0.80	1.03	0.66
Contained gold (ounces)	320,676	350,547	327,303

(1)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Associated Mining Consultants, Ltd., whom has referred to Mina Isidora as “the Isidora Gold Project” within their consent included as exhibit 23.5 to this document, completed an independent audit of the 2003 year-end reserves at Mina Isidora in 2004. Our estimates of proven and probable reserves were based on a gold price of $400, $350 and $335 per ounce, respectively, in 2005, 2004 and 2003.

(2)

Proven and probable ore reserves at Mina Isidora are based on diamond drill hole spacing of 30 to 35 meters, geostatistical modeling. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs.

(3)

The changes to the Mina Isidora ore reserves in 2005 compared to 2004 are attributed to additional drill data, changes in modeling techniques, changes in mining assumptions and costs. The cutoff grade at Isidora is 12 grams of gold per tonne.

          Outside the Mina Isidora area, other exploration work on the Block B concessions has included geologic mapping, geophysical surveying, geochemical sampling and 20,000 meters of exploration diamond drilling. This work has lead to the discovery of two mineralized zones, the Twin and Conductora mineralized zones, located approximately one-kilometer northeast of the Mina Isidora orebody.

          The Twin structure was discovered through drilling during in the second quarter of 2004, and is host to a large mineralized zone known as the Twin mineralized zone. The Twin mineralized zone has a minimum strike length of 750 meters and a minimum vertical extent of 350 meters, and is still open down dip and along strike. Mineralization is somewhat erratic with values ranging from three grams per tonne to over 18 grams per tonne and widths from one meter to over 20 meters. The gold mineralization is associated with disseminated pyrite in a moderate-to-strong schistose shear zone, with moderate-to-intense ankerite/sericite alteration and minor quartz veining. Additional drilling is planned for 2006.

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

          Geological interpretation is continuing to determine the relationship between the Twin and Conductora structures and mineralized zones. The significance of the Twin/Conductora discovery is that it outlines a previously unidentified shear structure and a new style of mineralization on the Block B concession that might exist in other unexplored areas.

          Custom Milling Business

          During 2004, we completed construction of a small scale crushing and sampling plant on the Block B concessions that allows us to purchase ore produced from small underground mines in the area. Ores purchased from the small mines are initially crushed, sampled and assayed at the sampling plant, and then trucked to the mill at the La Camorra mine for further processing. The sampling plant is designed to process up to 400 tons of purchased ore per day, and includes an assay lab, operated by an outside analytical assay firm, where ore samples are ground and assayed. Ore is received from small mining groups, crushed, sampled and assayed, and then payment for the ore is calculated and made to the miners generally within three days of receipt of the ore.

          As a part of this program, we provide small mine operators with financing and technical assistance, including technical advice on mining techniques, grade controls and safety standards. The small mine activity in Venezuela is a significant part of the country’s mining industry, and we believe working with the miners provides goodwill and develops positive relationships with local mining groups, as well as assistance to the communities that are impacted by our operations. We have received a positive response from local and national politicians and citizens for our efforts in helping the small mining cooperatives to improve their practices, and for assisting in providing a stimulus to the local economy.

          As part of the custom milling business, we enter into contracts with the small mining groups and advance funds in the form of equipment and working capital, and collect such advances from ore delivered to the sampling and crushing plant. As of December 31, 2005, we had a receivable from small mining cooperatives totaling $2.0 million, net of a reserve of $1.1 million. The net book value of the plant and equipment associated with the custom milling business was $2.6 million at December 31, 2005. In addition, we had an accrual for future reclamation and closure costs of $0.2 million.

The San Sebastian Unit

          The San Sebastian mine is located approximately 56 miles northeast of the city of Durango, Mexico, on concessions acquired in 1999. Access to San Sebastian is via Mexico highway 40, approximately 12 kilometers east of Guadalupe Victoria, and then approximately 23 kilometers of paved rural road through the towns of Ignacio Allende and Emiliano Zapata. The processing plant is located near Velardeña, Durango, Mexico, and was acquired in April 2001.

          Our concession holdings cover approximately 200-square miles, including the Francine vein, the Don Sergio vein and multiple outlying active exploration areas. Production from the Francine vein has been from a high-grade silver vein with significant gold credits. Production from the Don Sergio vein has been from a high-grade gold vein with some silver credits. Mineral concession titles are obtained and held under the laws of Mexico, and are valid for 50 years with the possibility of extending another 50 years. There are work assessment and tax requirements that are variable and increase with the time that the concession is held.

          Several epithermal veins within the Saladillo Valley include the Francine, Profesor, Middle and North vein systems that are proximal to each other and hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. The Don Sergio, Jessica, Andrea and Antonella veins located in the Cerro Pedernalillo area, about six kilometers from Francine, are hosted by the same formation with the addition of dioritic intrusive rocks.

          Underground development along the Francine vein started in May 2001, and reached full production during the second quarter of 2002. Mining of economic ore on the upper Francine vein was completed during the first quarter of 2005. The mine has been placed on care and maintenance as exploration continues on the property including the Hugh Zone, which is located several hundred meters below historic mining. Mining of economic ore on the Don Sergio vein was completed in the fourth quarter of 2005 and reclamation of this portion of the mine site is underway. San Sebastian’s life-of-mine production over four years was 11.2 million ounces of silver and 155,937 ounces of gold. During 2006, surface drilling will continue on the Hugh Zone. If such results are favorable, a decision to initiate an underground exploration and feasibility program could be made before the end of 2006.

          The Francine vein strikes northwest and dips southwest and is located on the southwestern limb of a doubly plunging anticline. The vein ranges in true thickness from more than four meters to less than half a meter, and consists of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. The vein is oxidized to a depth of approximately 100 vertical meters and the wall rocks contain an alteration halo of less than two meters next to the vein. Mineralization within the oxidized portion of the vein contains limonite, hematite, silver halides and various copper carbonates. Higher-grade gold and silver mineralization is associated with disseminated hematite and limonite after pyrite and chalcopyrite, copper carbonates including malachite and azurite and hydrous copper silicates including chrysocolla. Native gold occurs associated with hematite and limonite. Mineralization in the sulfide portion of the Francine vein contains pyrite, chalcopyrite, sphalerite, galena, native silver, argentite and trace amounts of aguilarite.

          Access to both underground workings has been through ramps from the surface connecting one or more levels. Ore has been mined by the cut-and-fill stoping method and extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Run of mine ore has been hauled in trucks by contractors to our processing facility near Velardeña. The mill has been a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit. The ore has been crushed in a two-staged crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore has been thickened followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold has been clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate was smelted and refined into doré, and was then shipped to a third-party refiner. Processing of economic ore was completed during the fourth quarter of 2005, and the mill has been placed on care and maintenance.

          At December 31, 2005, the net book value of the San Sebastian unit property and its associated plant and equipment was $3.4 million. The mill was constructed in 1994 and is capable of processing approximately 550 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, tailings impoundment and various offices. Equipment and facilities, including the mill, are in good condition and have been supported by ongoing diagnostic and preventative maintenance programs. Long-term future operations at the mill would require replacement of the water supply pipeline.

          As of December 31, 2005, $1.1 million has been accrued for reclamation and closure costs, and there were 44 hourly and 25 salaried employees performing exploration, care and maintenance, reclamation and security functions. Due to the curtailment of mining activity, the collective bargaining agreement with the National Mine and Mill Workers Union for hourly mill employees was terminated during the fourth quarter of 2005. Electric power is purchased from Comisiòn Federal de Electricidad (a Mexico federal electric company).

          Information with respect to the San Sebastian unit’s production, average cost per ounce of silver produced and proven and probable ore reserves are set forth in the table below.

	Years Ended December 31,

Production	2005	2004	2003

Ore milled (tons) (1)	71,671	128,711	150,717
Silver (ounces) (1)	717,860	2,042,173	4,085,038
Gold (ounces) (1)	17,160	33,563	47,721

Average Cost per Ounce of Silver Produced (2,3)

Cash operating costs	$1.85	$(0.10)	$(0.46)
Total cash costs	$2.27	$0.21	$(0.25)
Total production costs	$6.14	$2.11	$0.71

Proven and Probable Ore Reserves (4, 5)

Total tons	—	30,300	170,711
Silver (ounces per ton)	—	15.4	22.3
Gold (ounces per ton)	—	0.29	0.26
Contained silver (ounces)	—	465,400	3,812,503
Contained gold (ounces)	—	8,600	43,731

(1)

Silver and gold production during 2005 was impacted by a strike initiated in October 2004, by hourly employees at the Velardeña mill, as well as by the curtailment of mining activity discussed above. The strike ended in June 2005, with a satisfactory labor agreement that we believe will not inhibit our ability to work in the area in the future.

(2)

The low costs per silver ounce are due in part to significant by-product credits from gold production and an increase in price over the last three years. For the years ended December 31, 2005, 2004 and 2003, gold by-product credits were approximately $10.78, $6.61 and $4.25 per silver ounce, respectively, and were deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following total cash costs per ounce would have been reported:

	2005	2004	2003

Silver	$7.79	$3.42	$2.14
Gold	$326	$208	$160

(3)

Cash costs per ounce of silver represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7, MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(4)	Our estimates of proven and probable reserves have been based on the following metals prices:

	December 31,
	2004	2003

Silver	$5.60	$4.95
Gold	$350	$335

(5)	Proven and probable reserves were exhausted during the fourth quarter of 2005.

The Greens Creek Unit

          We hold a 29.73% interest in the Greens Creek unit through a joint venture arrangement with Kennecott Greens Creek Mining Company and Kennecott Juneau Mining Company. The term of the joint venture arrangement continues for 20 years after the effective date (May 1994), and for so long thereafter as products are produced from the properties or the participants continue to have an ownership interest in the assets, unless the arrangement is terminated earlier or is extended.

          The partners of the joint venture arrangement are obligated to contribute funds to adopted programs in proportion to their respective participating interests. A participant’s interest in the joint venture arrangement would change: 1) upon election to contribute less to an adopted budget than the percentage reflected by its participating interest; 2) in the event of a participant’s default in making its agreed-upon contribution to an adopted budget, followed by the election of the other participant to invoke remedies as permitted in the agreement; 3) transfer by a participant of less than all of its participating interest in accordance with the terms of the agreement; or 4) acquisition by a participant of some or all of the other participant’s interest, however arising.

          The Greens Creek orebody contains silver, zinc, gold and lead, and lies adjacent to the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims and one patented mill site claim, in addition to property leased from the U.S. Forest Service. Greens Creek also has title to mineral rights on 7,500 acres of federal land adjacent to the properties. The entire project is accessed and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock.

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

          Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no discovery triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is escalated annually by the Gross Domestic Product percentage increase until the year 2016.

          Greens Creek is an underground mine which produces approximately 2,000 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The ore is processed on-site at a mill, which produces lead, zinc and bulk concentrates, as well as doré containing silver and gold. The doré is sold to a precious metal refiner and the three concentrate products are sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site.

          The Greens Creek unit is currently powered by diesel generators located on site. However, an agreement was reached during 2005 to purchase excess hydroelectric power from the local power company, and installation of the necessary infrastructure is expected to be complete during the first half of 2006. It is estimated that 23% to 35% of the diesel-generated power will be replaced, as a result of this project, through 2008. Construction of a new hydroelectric plant by the local power company is anticipated by 2009, at which time it is estimated that it will have the capacity to supply 95% of Greens Creek power.

          The employees at Greens Creek are employees of Kennecott Greens Creek Mining Company, and are not represented by a bargaining agent. There were 266 employees at the Greens Creek unit at December 31, 2005. Our interest in the net book value of the Greens Creek unit property and its associated plant and equipment was approximately $47.5 million. All equipment, infrastructure and facilities, including camp and concentrate storage facilities, are in good condition.

          As of December 31, 2005, we have accrued $5.0 million for reclamation and closure costs. A reclamation trust fund has been established and funded for $27.3 million, into which we have paid approximately $8.1 million. This fund replaced other forms of security that had been provided to regulatory agencies.

          Kennecott Greens Creek Mining Company’s geology and engineering staff computes the estimated ore reserves for the Greens Creek unit with technical support from Rio Tinto plc. We review geologic interpretation and reserve methodology, but the reserve compilation is not independently confirmed by us in its entirety. Information with respect to our 29.73% share of production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31, (reflects 29.73% interest)

Production	2005	2004	2003

Ore milled (tons)	213,354	239,456	232,297
Silver (ounces)	2,873,532	2,886,264	3,480,800
Gold (ounces)	21,631	25,624	29,564
Zinc (tons)	19,209	22,649	22,809
Lead (tons)	6,515	7,384	8,289

Average Cost per Ounce of Silver Produced (1)

Cash operating costs	$1.30	$0.98	$1.10
Total cash costs	$1.46	$1.13	$1.18
Total production costs	$4.02	$3.47	$3.64

Proven and Probable Ore Reserves (2,3,4,5,6,7)

Total tons	2,223,872	2,358,189	2,226,361
Silver (ounces per ton)	14.5	14.1	14.1
Gold (ounces per ton)	0.12	0.11	0.12
Zinc (percent)	10.2	10.2	10.7
Lead (percent)	3.9	3.9	4.0
Contained silver (ounces)	32,150,190	33,334,025	31,386,366
Contained gold (ounces)	256,959	261,604	256,726
Contained zinc (tons)	227,807	240,467	237,202
Contained lead (tons)	86,465	92,916	89,422

(1)

Includes by-product credits from gold, lead and zinc production. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7, MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2005, 2004 and 2003 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used were:

	December 31,
	2005	2004	2003

Silver	$5.79	$5.00	$5.00
Gold	$381	$338	$300
Lead	$0.31	$0.25	$0.24
Zinc	$0.44	$0.46	$0.45

(3)

Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ by ore zones and are expected to be in the range of 72-76% for silver, 65-70% for gold, 77-79% for zinc and 65-68% for lead.

(4)	The changes in reserves in 2005 versus 2004 are due to depletion by mining. Additional information from drilling and sampling resulted only in minor reserve increases that did not offset production.

(5)

The changes in reserves in 2004 versus 2003 are due to addition of new drill data, increases in forecast precious metals prices, which has resulted in the addition of new reserves based on updated estimates for certain orebodies, partially offset by depletion due to production.

(6)

Proven and probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $70 per ton net smelter return to $100 per ton net smelter return.

(7)

Independent reviews by AMEC E&C, Inc. were completed for reserve models in 2005 for the 200 South, 5250 and Southwest Bench deposits, and in 2003 for the Northwest West Zones. No third-party reviews were conducted in 2004.

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

          During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. We control the Gold Hunter property under a long-term operating agreement with Independence Lead Mines Company (“Independence”) expiring in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. We will be obligated to pay a net profits interest of 18.52% to Independence after we have recouped our costs to explore and develop the property. As of December 31, 2005, unrecouped costs totaled approximately $43.2 million. All of our commitments under the operating agreement have been met. For a description of a legal claim involving the Lucky Friday unit and Independence, see Note 8 of Notes to Consolidated Financial Statements.

          The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

          The ore produced from Lucky Friday is processed in a 1,100-ton-per-day conventional flotation mill. In 2005, ore was processed at a rate of approximately 587 tons per day. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2005, mill recovery totaled approximately 93% silver, 93% lead and 70% zinc. All silver-lead and zinc concentrate production during 2005 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

          Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,

Production	2005	2004	2003

Ore milled (tons)	214,158	166,866	151,991
Silver (ounces)	2,422,537	2,032,143	2,251,486
Lead (tons)	14,560	12,174	12,935
Zinc (tons)	4,080	2,995	2,532

Average Cost per Ounce of Silver Produced (1)

Cash operating costs	$5.26	$5.12	$4.86
Total cash costs	$5.27	$5.12	$4.86
Total production costs	$5.56	$5.17	$4.88

Proven and Probable Ore Reserves (2,3,4,5)

Total tons	1,288,640	757,700	659,380
Silver (ounces per ton)	13.4	14.7	15.4
Lead (percent)	7.7	7.9	8.4
Zinc (percent)	2.9	2.4	2.4
Contained silver (ounces)	17,209,268	11,150,368	10,154,299
Contained lead (tons)	98,724	59,888	55,192
Contained zinc (tons)	37,669	18,047	15,715

(1)

Includes by-product credits from, lead and zinc production. Cash costs per ounce of silver or gold represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7, MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2005	2004	2003

Silver	$6.20	$5.60	$4.95
Lead	$0.30	$0.28	$0.24
Zinc	$0.44	$0.42	$0.40

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 93% for silver, 93% for lead and 76% for zinc.

(4)

We are currently developing the 5900 level, which is expected to reach full production levels in mid-2006. Due to increased data made possible from this development, proven and probable reserves reported at December 31, 2005, doubled after accounting for production during 2005.

(5)

The changes in reserves in 2004 versus 2003 are due to addition of data from new drill holes and development work together with increases in forecast metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.

          Ultimate reclamation activities contemplated include stabilization of tailings ponds and waste rock areas. No final reclamation activities were performed in 2005, and at December 31, 2005, approximately $0.5 million had been accrued for reclamation and closure costs. The net book value of the Lucky Friday unit property and its associated plant and equipment was approximately $15.6 million as of December 31, 2005. The construction of the facilities at Lucky Friday ranges from the 1950s to 2005, and are in good physical condition. In 2005, we made capital improvements to our processing plant to improve concentrate grades and metal recoveries. Additions included a third-stage crushing system, increased flotation capacity and a new flash cell, new column cells and tailings thickeners. The plant is maintained by our employees with assistance from outside trade specialists as required.

          At December 31, 2005, there were 171 employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday’s 138 hourly employees. The current labor agreement expires on May 1, 2009, however, it can be reopened only for economic consideration on May 1, 2006. Under the agreement, no strikes may occur during the economic consideration phase, as both parties have agreed to binding arbitration, if necessary. Avista Corporation supplies electrical power to the Lucky Friday unit.

PRE-DEVELOPMENT EXPLORATION PROPERTIES

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

          The Earn-in Agreement, as modified by the parties in March 2006, provides us with an option to earn a 50% working interest in Hollister in return for funding the first stage of an advanced exploration and development program and funding 50% of the second stage. We estimate the cost to achieve our 50% interest to be a maximum of $25.1 million, with our share of the total project to reach full production levels at approximately $36.0 million. We are the manager of the exploration and development activities and if we complete earn-in activities, and if we achieve successful exploration results and upon completion of a favorable feasibility study, we will be the operator of the property. Our project costs through 2005 total $15.7 million.

          Hollister is defined by a 6,000-foot by 7,000-foot project boundary, or 964 acres, within a larger claim block held by Newmont Mining Corporation and Great Basin Gold. The most recent operation was the Hollister mine, operated from 1990 through 1996, consisting of two open-pit gold mines and a heap-leach facility.

          The underground exploration project consists of approximately 7,500 feet of underground excavation, including a decline access to the mineralized structures, crosscuts, diamond drill stations, muck bays and miscellaneous openings. Approximately 5,000 to 15,000 tons of bulk samples from the different veins within the system are planned, along with approximately 55,000 feet of diamond drilling from underground locations. Surface support facilities for the underground exploration project are located in the existing east Hollister pit, thereby limiting most surface disturbance to areas associated with previous mining activities.

          In 2005, construction of the surface facilities was completed and physical exploration efforts underground continued. By the end of 2005, a total of 4,227 feet of openings had been created, and one of the veins had been intersected. Forty nine full-time employees work on the project, with an additional eight contractor/part-time employees performing support roles. All surface facilities and systems have been installed and are operational, with the exception of the waste-rock dump evaporation sump. The originally conceived sump system has not been constructed due to high groundwater levels below the surface. Modifications to the sump design have been approved by federal and state regulatory agencies.

          In 2006, we anticipate completing physical exploration by driving another 3,300 feet of openings, and to complete approximately 55,000 additional feet of diamond drilling from underground drill platforms. Metallurgical testing is expected to be conducted, negotiations with potential milling facilities are likely to be pursued and a feasibility study is expected to be compiled. A decision on the viability of a commercial operation is anticipated to be made during 2007. If a production decision was not favorable, closure and reclamation activities would commence pursuant to the stipulations in the Earn-In Agreement.

          In April 2005, Hecla Ventures Corporation filed a lawsuit in Elko County, Nevada, against Great Basin and Rodeo Creek Gold Inc., to resolve contractual disagreements involving the Earn-In Agreement. In March 2006, the parties agreed to amend the original Earn-In Agreement to reflect changing conditions at the project, revise certain deadlines and to dismiss all litigation. The main modifications to the Earn-In Agreement were as follows:

•	We have committed to complete and fund 100% of the remaining Stage 1 earn-in activities by March 31, 2007;
•

We and Great Basin will fund Stage 2 equally, although we will fund Great Basin’s Stage 2 activities until we deliver the feasibility study, at which time Great Basin will reimburse us for their Stage 2 expenses;

•	If the decision is made to develop and operate a mine, we must achieve full production by August 2009, as a condition of earning a 50% working interest in the project;

•

We are entitled to the proceeds of the first 50,000 ounces of gold (or equivalent) up to the actual costs of Stage 1 activities plus 15%, not to exceed $25.1 million, from Stage 1 activities, thereafter any revenues will be shared equally; and

•	We and Great Basin have agreed to terminate the litigation.

          For additional information, see Note 8 of Notes to Consolidated Financial Statements and “Our joint development and operating arrangements may not be successful” in Item 1A – Risk Factors.

EXPLORATION PROPERTIES

Noche Buena

          Noche Buena is located in the state of Sonora, Mexico, 44 miles northwest of Caborca, and is 100% owned through our wholly-owned subsidiary, Minera Hecla, S.A. de C.V. Purchased in 1998, 1,000 hectares are held under two concessions. An operating permit was received in 2000.

          In early 2004, we initiated an updated feasibility study, and since have drilled 9,211 meters of core in 86 holes, which were added to an existing database containing results from 12,492 meters of core drilling in 102 holes and 44,826 meters of reverse circulation drilling in 414 holes. A new geologic interpretation was completed along with an updated model. Other activities have included collecting samples for additional column leach tests, engineering studies for an open pit heap-leaching operation and investigations into updating the existing operating permit.

          We completed the feasibility study in 2005 and determined the project did not meet our economic requirements. During the fourth quarter of 2005, we elected to market the concessions. Several companies have expressed interest in acquiring Noche Buena and at December 31, 2005, we had granted one such company exclusive right to evaluate the property in detail and are continuing to negotiate in an effort to reach a definitive agreement, although there can be no assurance this evaluation and negotiation will result in the sale of Noche Buena.

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

          In 2000, we notified state and federal agencies that the Grouse Creek mine would proceed to a permanent suspension of operations. We signed an agreement with the State of Idaho and a voluntary administrative order on consent with the U.S. Forest Service and U.S. Environmental Protection Agency (the “agencies”) in which we agreed to dewater the tailings impoundment, complete a water balance report and monitoring plan for the site, and complete certain studies necessary for closure of the tailings impoundment. The voluntary administrative order on consent requires that a work plan for final reclamation and closure of the tailings impoundment be submitted by us no later than one year prior to estimated completion of the tailings impoundment dewatering, currently anticipated to be in 2007. We currently expect the work plan to be submitted to us during the third quarter of 2006.

          In 2003, we received authorization from the agencies to start direct discharge of tailings impoundment waters, with the discharge process ongoing to date. As of December 31, 2005, approximately 50% of the site area has been reclaimed. Projects completed through 2005 include:

•	Demolition of mill facility and site cleanup;
•	Reclamation of exploration roads and drill pads in the Grouse deposit area;
•	Reclamation of 90 acres around the waste rock storage facility and Sunbeam pit;
•	Reshaping and stabilization of slopes below the Grouse underground haul road;
•	Hydroseeding and revegetation of approximately 300 acres;
•	Application of soil supplements to reclaimed areas; and
•	Stockpiling rock and topsoil for future reclamation.

          By mid-2006, the tailings impoundment is expected to be sufficiently dewatered for reclamation to begin within the impoundment. The reclamation cost estimate includes costs of site reclamation as well as administration, water management, and closure planning. The reclamation accrual balance as of December 31, 2005, was $28.2 million.

The Republic Mine

          The Republic gold mine is located in the Republic Mining District near Republic, Washington. In February 1995, we completed operations at the Republic mine and have been conducting reclamation work in connection with the mine and mill closure. In August 1995, we entered into an agreement with Newmont Gold Company (successor to Santa Fe Pacific Gold Corp.) to explore and develop the Golden Eagle deposit on the Republic mine property. Kinross Gold Corporation (formerly Echo Bay Mines Ltd.) acquired Newmont’s interest in 2000 and conducted a limited exploration program on the project until December 2004, when Kinross terminated the agreement.

          The remaining net book value of the Republic mine property and its associated plant and equipment was approximately $0.4 million as of December 31, 2005. At December 31, 2005, the accrued reclamation and closure costs balance totaled $2.6 million.

Item 3. Legal Proceedings

          For a discussion of our legal proceedings, see Note 8 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

Executive Officers of the Registrant

          Information set forth in Part III, Item 10 has been incorporated by reference into this Part I, Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	(i)	Shares of our common stock are traded on the New York Stock Exchange, Inc.

	(ii)	Our common stock quarterly high and low sale prices for the past two years were as follows:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

2005	- High	$6.22	$5.52	$4.71	$4.34
	- Low	$4.98	$3.91	$3.33	$2.95
2004	- High	$9.31	$8.55	$7.48	$7.50
	- Low	$7.10	$5.00	$4.83	$5.30

(b)	As of March 3, 2006, there were 7,486 shareholders of record of the common stock.

(c)

In July 2005, we paid outstanding dividends in arrears on our Series B Cumulative Convertible Preferred Stock totaling approximately $2.3 million. Since the fourth quarter of 2004, we have declared and continue to pay our regular quarterly dividend on our preferred stock, and on January 3, 2006, we paid the regularly scheduled dividend on outstanding preferred stock for the fourth quarter of 2005. Dividends have also been declared for the first quarter of 2006, payable April 3, 2006.

(d)

As of December 31, 2005, there were 157,816 shares of Series B Cumulative Convertible Preferred Stock outstanding. During the years ended December 31, 2004 and 2003, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows:

	Year ended December 31,
	2004	2003

Number of shares of Series B preferred stock exchanged for shares of common stock	306,961	288,625
Number of shares of common stock issued	2,436,098	2,183,719
Non-cash preferred stock dividend incurred in exchange (millions of dollars)(1)	$10.9	$9.6

(1)

The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus. The shares exchanged pursuant to the exchange offer were not registered with the Securities and Exchange Commission under the Securities Act of 1933 in reliance of the exemption provided by Section 3(a)(9).

(e)	The following table provides information as of December 31, 2005, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders:

1995 Stock Incentive Plan	2,904,820	5.27	4,476,040
Stock Plan for Nonemployee Directors	129,298	N/A	821,452
Key Employee Deferred Compensation Plan(1)	1,229,734	4.52	4,578,055

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	4,263,852	5.08	9,875,547

(1)	The number of securities to be issued include 260,326 shares, which will not require payment of any exercise price

See Notes 9 and 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

Item 6. Selected Financial Data

          The following table (in thousands except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2001 through 2005, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements.

	2005	2004	2003	2002	2001

Sales of products	$110,161	$130,826	$116,353	$105,700	$85,247

Income (loss) from continuing operations before cumulative effect of change in accounting principle (1)	$(25,360)	$(6,134)	$(7,088)	$10,863	$(9,582)
Income (loss) from discontinued operations (2)	—	—	—	(2,224)	11,922
Net income (loss)	(25,360)	(6,134)	(6,016)	8,639	2,340
Preferred stock dividends (3,4)	(552)	(11,602)	(12,154)	(23,253)	(8,050)
Loss applicable to common shareholders	$(25,912)	$(17,736)	$(18,170)	$(14,614)	$(5,710)

Loss from continuing operations per common share	$(0.22)	$(0.15)	$(0.16)	$(0.15)	$(0.25)

Basic and diluted loss per common share	$(0.22)	$(0.15)	$(0.16)	$(0.18)	$(0.08)

Total assets	$272,166	$279,448	$278,195	$160,141	$153,116

Accrued reclamation & closure costs	$69,242	$74,413	$70,048	$49,316	$52,481

Noncurrent portion of debt	$3,000	$—	$2,341	$4,657	$11,948

Cash dividends paid per common share	$—	$—	$—	$—	$—

Cash dividends paid per preferred share (4)	$18.38	$—	$—	$—	$—

Common shares issued	118,602,135	118,350,861	115,543,695	86,187,468	73,068,796

Shareholders of record	7,568	7,853	8,203	8,584	8,926

Employees	1,191	1,417	1,074	720	701

(1)	In 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which resulted in a positive cumulative effect of a change in accounting principle of $1.1 million.

(2)

Our former industrial minerals segment was recorded as a discontinued operation as of and for the years ended December 31, 2002 and 2001. The balance sheet for December 31, 2001 was reclassified to reflect the net assets of the industrial minerals segment as a discontinued operation.

(3)	During the years ended December 31, 2004 and 2003, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows:

	Year ended December 31,

	2004	2003

Number of shares of Series B preferred stock exchanged for shares of common stock	306,961	288,625

Number of shares of common stock issued	2,436,098	2,183,719

Non-cash preferred stock dividend incurred in exchange (millions of dollars) (a)	$10.9	$9.6

(a)

The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus.

(4)

As of December 31, 2004, we had not declared or paid a total of $2.3 million of Series B preferred stock dividends. As the dividends are cumulative, they are reported in determining the income (loss) applicable to common stockholders, but are excluded in the amount reported as cash dividends paid per preferred share. The $2.3 million in cumulative, undeclared dividends were paid in July 2005. A $0.875 per share dividend was declared on the 157,816 outstanding Series B preferred shares in December 2004, and paid in January 2005, and additional dividends totaling $0.4 million were declared and paid during 2005. A total of $2.9 million in dividends paid during 2005 are included in the amount reported as cash dividends paid per preferred share for 2005, and $0.6 million in dividends declared during 2005 were included in the determination of loss applicable to common stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a precious metals company engaged in the exploration and development of mineral properties and the mining and processing of silver, gold, lead and zinc, primarily in the United States, Mexico and Venezuela, and generate revenues, income and cash flows from the sale of these metals. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto.

Looking Back

          During 2005, we believe that we continued to lay the foundation for long-term growth of our operations through significant investments in exploration and development on or near our existing operating properties. Our focus was to continue progress on major capital projects underway, exploration and development of new and existing targets and low-cost production. We increased expenditures with respect to exploration and pre-development activities in each of the past three years and we anticipate to continue this level of expenditure in 2006. During 2005, we accomplished the following:

•	Completion of a production shaft at the La Camorra mine in Venezuela;
•	Significantly advanced development of the 5900 level expansion at Lucky Friday in Idaho and Mina Isidora in Venezuela, both of which are expected to report increased production in 2006;
•	Doubled proven and probable silver ounce reserves at Lucky Friday after accounting for 2005 production;
•

Construction of surface facilities was completed and physical exploration efforts underground continued at the Hollister Development Block in Nevada. By the end of 2005, a total of 4,227 feet of openings had been created, and one of the veins had been intersected;

•	The discovery of the Hugh Zone at the San Sebastian unit; and
•	Completion of a processing plant upgrade project at Lucky Friday.

          Our commitment to growth has impacted our bottom line, resulting in net losses of $25.4 million in 2005 and $6.1 million and $6.0 million in 2004 and 2003, respectively. We recorded cash flow used in operations of $5.9 million in 2005, from cash flow provided by operations of $13.3 million in 2004 and $26.0 million in 2003. Capital expenditures were over $40.0 million in both 2005 and 2004, up from $19.5 million spent in 2003. Our debt balance went to $3.0 million outstanding at December 31, 2005, under a new $30.0 million revolving credit facility entered into in September 2005, from no balance outstanding at December 31, 2004.

          During 2005, we filed two shelf registration statements with the Securities and Exchange Commission (“SEC”). In July 2005, we filed a registration statement that allows us to sell up to $275.0 million in common stock, preferred stock, warrants and debt in order to raise capital for general corporate purposes. In December 2005, we filed a registration statement that allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions. Both registration statements have been declared effective by the SEC. We have not issued securities pursuant to either of these registration statements.

          In January 2006, we sold our shares of Alamos Gold Inc., generating a $36.0 million pre-tax gain and netting $57.4 million of cash proceeds. In late 2004 and early 2005, we acquired our interest in Alamos for approximately $21.0 million, which is recorded at fair market value on our consolidated balance sheet at December 31, 2005 and 2004, under Short-Term Investments ($40.9 million).

Looking Forward

          In 2006, we anticipate:

•	Production of approximately 6.0 million ounces of silver and 150,000 ounces of gold;
•	Reduction of capital expenditures below the current level;
•	Completion of mine development projects at Lucky Friday and Mina Isidora; and
•

Continuation of our exploration efforts on all existing operations or concessions, including the Hugh Zone in Mexico, where drilling will continue and the decision to initiate an underground exploration and feasibility program could be made by the end of the year, and the Hollister Development Block, where underground drilling will take place, with the anticipation of completing a feasibility study in 2007 on whether the deposit will be economically feasible to mine.

          Our strategy to increase production and expand our proven and probable reserves is to be implemented by development and exploration, as well as potential future acquisitions. One of the risks we face is that our mines have a relatively small amount of proven and probable reserves, primarily because we have low volume, underground operations. This has been the case historically, although despite a 60-year operating history at Lucky Friday, at December 31, 2005, we are reporting as many or more proven and probable reserves there than at any other time. In 2006, we anticipate exploration and pre-development expenses of approximately $12.0 million in the United States, $4.5 million in Mexico, and $4.5 million in Venezuela, with potential for an additional $4.0 million in Mexico where we may pursue underground exploration on San Sebastian’s Hugh Zone.

          We continue to face risks associated with environmental litigation and ongoing reclamation activities and it is possible that our estimate of these liabilities may change in the future. For a more comprehensive discussion of our environmental litigation and liabilities, see Note 8 of Notes to Consolidated Financial Statements. In accordance with our environmental policy, our operating activities will be conducted in a manner that attempts to minimize risks to public health and safety. We believe that natural resources can be developed and utilized in a manner consistent with proper stewardship for the environment and our projects will be designed and managed in an attempt to reasonably minimize risk and mitigate negative impacts to the environment. We will continue to strive to ensure that our activities are conducted in compliance with applicable laws and regulations.

Results of Operations

          For the year ended December 31, 2005, we reported a net loss of approximately $25.4 million, compared to net losses of $6.1 million and $6.0 million in 2004 and 2003, respectively. The increased loss in 2005 was primarily the result of the following:

•

A strike at our Velardeña mill and the suspension of mine and mill operations at our San Sebastian unit, which prevented production for six months in 2005 (see further discussion in the San Sebastian Segment section below);

•

Decreased production and operating income at our La Camorra unit due to a work slowdown initiated by a new labor union, lower gold ore grades and higher labor and material costs (see the La Camorra Segment section below);

•	Increased exploration costs due to continued exploration efforts in Venezuela on the Block B concessions and at our La Camorra mine, and in Mexico;
•	Increased pre-production development costs, as we continued advancement of the underground exploration decline at the Hollister Development Block gold project in Nevada;
•	Rising fuel, steel and cement prices that impacted most of our operations during 2005; and
•	Increased general and administrative costs (see further discussion in the Corporate Matters section below).

          These negative effects were partially offset by the following:

•	Increased average prices for all metals produced at our operations; and
•	Increased production and operating income at our Greens Creek and Lucky Friday units (see Greens Creek Segment and Lucky Friday Segment sections below).

          For the years ended December 31, 2005, 2004 and 2003, we recorded losses applicable to common shareholders of approximately $25.9 million ($0.22 per common share), $17.7 million ($0.15 per common share) and $18.2 million ($0.16 per common share), respectively, which included preferred stock dividends of $0.6 million, $11.6 million and $12.2 million. The 2004 and 2003 dividends included non-cash charges of approximately $10.9 million and $9.6 million, respectively, related to exchanges of preferred stock for common stock. In 2005, all preferred dividends previously not declared and in arrears have been paid.

The La Camorra Segment

          The table below provides a comparison of operating results and key production statistics for our La Camorra unit, which consisted of the La Camorra mine, a custom milling business and exploration and development activities on the Block B concessions for the years ended December 31, 2005, 2004 and 2003. During 2004, we commenced development of an additional operating gold property, Mina Isidora, which is located on the Block B concessions. Mina Isidora reported limited production during 2005, and is anticipated to reach full production by mid-2006.

	(in thousands, except production statistics) Years Ended December 31,

	2005	2004	2003

Sales	$39,009	$47,884	$39,192
Cost of sales and other direct production costs	(27,432)	(23,914)	(17,124)
Depreciation, depletion and amortization	(9,622)	(11,439)	(8,538)
Exploration expense	(8,261)	(5,873)	(3,253)
Foreign exchange gains (losses) and other income (expense)	(1,308)	60	67

Income (loss) from operations	$(7,614)	$6,718	$10,344

Tons of ore milled	191,900	199,453	197,591
Gold ounces produced	101,474	130,437	126,567
Gold ounce per ton	0.558	0.684	0.679
Total cash cost per gold ounce (1)	$337	$180	$154

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          Income from operations at the La Camorra unit decreased by over 200% during 2005 compared to 2004, and by 35% during 2004 compared to 2003, primarily due to the following:

•	Lower production of gold in 2005, caused by an 18% decrease in the gold ore grade;
•

A strike at our La Camorra mine, which suspended operations for 13 days during the third quarter of 2005, although labor issues continued to affect operational output that considerably lowered planned production;

•	Escalating costs due to higher cost of mining at greater depths at the La Camorra mine, which are anticipated to be reduced in the future due to the recently competed shaft;
•	Increased exploration expenditures;
•	Decreased foreign exchange gains that reduced cost of sales due to our inability to access U.S. dollars outside Venezuela (as discussed further below under Criminal Exchange Law);
•	Costs of establishing the custom milling operation and Block B activities; and
•	A foreign exchange loss in March 2005 due to an increase in the government-fixed exchange rate of the bolivar to the U.S. dollar at 2,150 to $1 (previously set at 1,920 to $1).

          In order to mine more efficiently at the greater depths of the La Camorra mine and potentially develop further proven and probable reserves, in 2003 we made the decision to construct a production shaft based on the long lead-time necessary to construct the shaft. We completed construction of the shaft, which was placed into service during the third quarter of 2005. In 2005, proven and probable ore reserves decreased, as the mine exhibits lower ore grades, and no significant results were returned from drilling on the La Camorra veins. We have commenced depreciation of the shaft, for which we had $2.6 million in depreciation expense as of December 31, 2005, which also contributed to the negative variances in operating results when compared to the 2004 period. Declining proven and probable ore reserves at a lower ore grade will have an impact on any decisions for longer-term plans at the La Camorra mine.

          The negative factors above were partially offset by a 23% and 11% increase in the realized price of gold in 2005 versus 2004 and 2004 versus 2003, respectively ($451 per ounce in 2005, $366 in 2004 and $329 in 2003). Our realized gold prices during 2004 and 2003 were less than the average London Final price by $43 and $35 per ounce due to forward gold sales contracts at $288.25 per ounce for a portion of our production. We delivered on all outstanding forward gold sales contracts by the end of 2004.

          The construction of the production shaft was more costly than originally anticipated and we are disputing some of the shaft construction costs submitted by the contractor. Pursuant to the construction agreement, we submitted the matter to arbitration in November 2005. The contractor has asserted $6.3 million more in construction costs that we dispute. We claim approximately $6.8 million in damages against the contractor for various claims and back charges related to the construction of the shaft. We believe we have grounds to dispute the claims, although there can be no assurance that the matter will be arbitrated in our favor and we may have to pay additional amounts for construction costs.

Business Risks in Venezuela

          Export of Production

          The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all of our production of gold has been exported and no sales have been made in the Venezuelan market. In May 2005, we applied for a waiver with the Central Bank of Venezuela on the requirement to sell 15% of our gold in country, however, no action has been taken.

          In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. There can be no assurance that the Central Bank of Venezuela will purchase gold from us and we may be required to sell gold into a limited market, which could result in lower sales and cash flows from gold as a result of discounts.

          As of December 31, 2005, our product inventory included 8,900 ounces of gold in product inventory until such time as we find a suitable purchaser within Venezuela for our gold or the Central Bank of Venezuela grants us a waiver of its requirement. Product inventory at La Camorra was $6.7 million at December 31, 2005, compared to $2.0 million at December 31, 2004, for which the increase also resulted in the lower sales reported by the La Camorra unit in 2005.

          Criminal Exchange Law

          The Venezuelan government announced new regulations effective April 1, 2005, and a new Criminal Exchange Law effective October 14, 2005, which affect the export of goods and services from Venezuela. The Criminal Exchange Law imposes strict sanctions, criminal and economic, for the exchange of Venezuelan currency with other foreign currency, except through officially designated methods, or for obtaining foreign currency under false pretenses. Under the Criminal Exchange Law, the government of Venezuela may impose penalties on anyone in violation.

          As mentioned above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates. Prior to the Criminal Exchange Law, we recognized foreign exchange gains of approximately $6.6 million, $12.4 million and $6.3 million in 2005, 2004 and 2003, respectively, which partially offset costs recorded for capital expenditures, cost of goods sold and exploration activities. During the fourth quarter of 2005, the Criminal Exchange Law impacted our costs and Venezuelan cash flows and could continue to do so in the future, as well as impact our profitability of operations and gold production. There can be no assurance that further developments or interpretations of Venezuelan laws and regulations are limited to the impact we have described herein.

          SENIAT

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

          In October 2005, MHV and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV pay approximately $0.8 million in exchange for a release of the alleged tax liabilities and release of the cash bond. In a separate agreement, Monarch will reimburse MHV for all amounts in settling the case, including defense costs, through a reduction in MHV’s royalty obligations to them. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo related with this case and that MHV’s settlement efforts will be successful, there can be no assurance as to the outcome of this proceeding until a final settlement is executed and entered by the court. If the tax court in Caracas or an appellate court were to subsequently award SENIAT the previously requested embargo, it could disrupt our Venezuela operations and have a material adverse effect on our financial results or condition.

          In February 2005, we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and involve further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of December 31, 2005. There can be no assurance that we will be successful in defending against the tax assessment, that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials will not take other actions against us, whether or not justified, which, in each case, could disrupt our operations in Venezuela and have a material adverse effect on our financial results or condition.

          In October 2005, we responded to news articles concerning an accounting review of our taxes to be performed by SENIAT in response to claims of irregularities by the local labor union, which had recently been replaced. We have not received notice of an audit from SENIAT regarding such a review, although we have undergone such reviews in the past with satisfactory results. We believe any future review by SENIAT will be resolved to the satisfaction of both parties, although there can be no assurance we will be able to operate without interruptions to our Venezuelan operations.

          Venezuelan State Mining Company

          In September 2005, the Venezuelan government announced its intention to rescind inactive, non-compliant mining concessions and incorporate a state mining company, which would administer such mining rights. In December 2005, the government authorized the creation of Empresa de Producion Social Minera Nacional, C.A., which will be responsible for exploration, exploitation, processing and industrialization of gold and other minerals in Venezuela. We have several mining contracts, two concessions and one lease, which could be subject to review. To the best of our knowledge, we have fully complied with the requirements necessary to maintain our concessions. However, there can be no assurance we will be able to comply with these requirements in the future or that a state mining company will not adversely affect our ability to develop and operate our Venezuelan properties. Additionally, we believe we have gone beyond the mandated requirements in community and social development, and believe we are generally perceived as having an overall positive impact on the region.

          Seizure of Assets

          In February 2004, the Venezuelan National Guard impounded a shipment of approximately 5,000 ounces of gold dorè produced by us, allegedly due to irregularities in documentation that accompanied the shipment. In June 2004, the Superior Tax Court in Caracas ordered the return of our impounded gold, which had been stored at the Central Bank of Venezuela. Although we encountered difficulties, delays and costs in enforcing such order, the impounded gold was returned in July 2004. All subsequent shipments of gold dorè have been exported without intervention by Venezuelan government authorities, although there can be no assurance that such impoundments will not occur in the future or, that, if such were to occur, they would be resolved in a similar manner or time frame or upon acceptable conditions or costs.

          Other

          Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty relating to political, regulatory, legal enforcement, security and economic matters, as well as exportation and exchange control. This uncertain state of affairs could affect our operations, including changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and an impact on our supplies of oil, gas and other supplies. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences could have a material adverse effect on our financial results or condition.

The San Sebastian Segment

          The following is a comparison of the operating results and key production statistics of our San Sebastian segment and various exploration activities in Mexico (dollars are in thousands):

	Years Ended December 31,

	2005	2004	2003

Sales	$12,632	$30,229	$34,956
Cost of sales and other direct production costs	$(11,546)	$(15,322)	$(15,092)
Depreciation, depletion and amortization	$(3,180)	$(3,659)	$(3,597)
Exploration expense	$(5,746)	$(7,501)	$(4,121)
Foreign exchange gain (loss)	$129	$(190)	$(240)

Income (loss) from operations	$(7,711)	$3,557	$11,906

Tons of ore milled	71,671	128,711	150,717
Silver ounces produced	717,860	2,042,173	4,085,038
Gold ounces produced	17,160	33,563	47,721
Silver ounces per ton	11.40	17.94	28.77
Gold ounces per ton	0.27	0.29	0.35
Total cash cost per silver ounce (1)	$2.27	$0.21	$(0.25)
Gold by-product credits	$7,737	$13,493	$17,367
Gold by-product credit per silver ounce	$10.78	$6.61	$4.25

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The 2005 loss from operations and the decrease in income from operations in 2004, compared to 2003, resulted primarily from two factors: a strike at our Velardeña mill, which prevented production during most of the fourth quarter of 2004 and first half of 2005; and the conclusion of certain operations in October 2005, as we reached the end of the known mine life on the Francine and Don Sergio veins. The strike was initiated by the National Miners Union in October 2004 in an attempt to unionize employees at the San Sebastian mine. During the strike, costs related to our mining operations were included in the valuation of our stockpile inventory, while costs related to the idle mill were expensed as incurred. The mine and mill are currently on care-and-maintenance status as we continue exploration efforts there.

          Gold has been considered a by-product credit at the San Sebastian unit. The significant increases in by-product credit per silver ounce in our total cash cost per silver ounce produced calculation in 2005 from 2004 and 2003, were due to higher average gold prices for each year, and the reduction in silver ounces produced as discussed above. While value from by-product gold has been significant for San Sebastian, we believe that identification of silver as the primary product, with gold as a by-product, was appropriate because:

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

          Costs related to the Velardeña mill strike and care and maintenance of the mine and mill of $2.0 million were not included in the calculation of 2005 total cash costs per ounce, while in 2004, the total cash costs per ounce calculation excluded strike-related costs of $0.8 million.

The Greens Creek Segment

          The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands and reflect our 29.73% share):

	Years Ended December 31,

	2005	2004	2003

Sales	$36,728	$34,153	$29,107
Cost of sales and other direct production costs	$(19,255)	$(17,451)	$(16,114)
Depreciation, depletion and amortization	$(7,067)	$(6,594)	$(7,986)
Exploration expense	$(1,138)	$(1,020)	$(815)

Income from operations	$9,268	$9,088	$4,192

Tons of ore milled	213,354	239,456	232,297
Silver ounces produced	2,873,532	2,886,264	3,480,800
Gold ounces produced	21,631	25,624	29,564
Zinc tons produced	19,209	22,649	22,809
Lead tons produced	6,515	7,384	8,289
Silver ounces per ton	18.17	16.65	19.69
Gold ounces per ton	0.15	0.16	0.19
Zinc percent	10.34	11.14	12.29
Lead percent	3.98	4.05	4.60
Total cash cost per silver ounce (1)	$1.46	$1.13	$1.18
By-product credits	$30,200	$29,486	$25,893
By-product credit per silver ounce	$10.51	$10.22	$7.44

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The 2% increase in income from operations during 2005, compared to 2004 was primarily the result of higher average metals prices and improved silver ore grades, partially offset by the effects of mine rehabilitation work and higher diesel prices. Allocation of equipment and manpower resources to rehabilitation work related to ground falls in various areas of the mine negatively affected production during the second half of 2005. The improvement in income from operations during 2004 compared to 2003 was primarily attributed to higher average metals prices.

          The Greens Creek operation is currently powered by diesel generators, and therefore, production costs have been significantly affected by increasing fuel prices. As a result, infrastructure is currently being installed that will allow hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. The submarine cable and substations on North Douglas Island are in place, electric poles and transmission lines have been installed, and the expected project completion date is during the first half of 2006. AEL&P has agreed to supply its excess power to Greens Creek, which will replace an estimated 23% to 35% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated they will supply 95% of Greens Creek power. This project is anticipated to reduce production costs at Greens Creek in the future.

          The 29% increase in total cash costs per silver ounce in 2005, compared to 2004, is due to higher production costs, partially offset by increased by-product credits, as the prices for gold, lead and zinc have continued to rise. The 4% decrease in total cash cost per silver ounce in 2004, versus 2003, is also attributed to improved by-product credits. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

•

We have historically presented Greens Creek as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	Silver has historically accounted for a higher proportion of revenue than any other metal;
•	Metallurgical treatment maximizes silver recovery;
•	The Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver; and
•	In most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

          We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices.

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands):

	Years Ended December 31,

	2005	2004	2003

Sales	$21,792	$18,560	$12,578
Cost of sales and other direct production costs	$(16,958)	$(14,715)	$(12,263)
Depreciation, depletion and amortization	$(593)	$140	—
Exploration expense	$(539)	$(343)	$(184)

Income from operations	$3,702	$3,642	$131

Tons of ore milled	214,158	166,866	151,991
Silver ounces produced	2,422,537	2,032,143	2,251,486
Lead tons produced	14,560	12,174	12,935
Zinc tons produced	4,080	2,995	2,532
Silver ounces per ton	12.20	13.11	15.76
Lead percent	7.30	7.83	9.05
Zinc percent	2.74	2.37	2.18
Total cash cost per silver ounce (1)	$5.27	$5.12	$4.86
By-product credits	$12,962	$11,281	$7,076
By-product credit per silver ounce	$5.35	$5.55	$3.14

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The increase in operating income in 2005, compared to 2004 and 2003, primarily resulted from higher average metals prices, partially offset by increased costs related to mining at greater depth. Full production on the 5900 level expansion is expected to be reached in 2006. Approximately 338,000 ounces of silver were mined from the 5900 level during 2005, with the revenue associated with those ounces offsetting capital costs incurred with the project. This deposit is located on property we have been mining at the Lucky Friday unit for the past several years under a long-term lease agreement negotiated in 1968.

          The increase in total cash costs per silver ounce in 2005, as compared to 2004 and 2003, is attributed to increased production costs and longer ore haulage, partially offset by improved by-product credits in each year resulting from increasing average lead and zinc prices. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	The Lucky Friday unit is situated in a mining district long associated with silver production; and
•	The Lucky Friday unit utilizes selective mining methods to target silver production.

          We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset increases in operating costs due to the increased average prices. Total cash costs per ounce at Lucky Friday are anticipated to decrease beginning in 2006, a result of increased production from the 5900 level expansion, as well as, increased efficiencies of newly installed mill components during the fourth quarter of 2005. Additions to the mill included a third-stage crushing system, increased flotation capacity and a new flash cell, new column cells and tailings thickeners.

Corporate Matters

          The following are explanations of significant variances affecting the results of our 2005 operations as compared to 2004:

•

Accruals made for closed operations and environmental matters decreased significantly during 2005, as accrual increases were recorded in 2004 for estimated future environmental and reclamation expenditures in Idaho’s Coeur d’Alene Basin ($5.6 million) and for the Grouse Creek mine clean-up in central Idaho ($2.9 million) (for additional information on the accruals made in 2004, see Notes 5 and 8 of Notes to Consolidated Financial Statements and the Grouse Creek Mine property description in Part I, Item 2;

•	The 2005 increase in pre-development expense is due to increased activity at the Hollister Development Block in Nevada;
•	Higher general and administrative expenses in 2005, the result of increased accounting and audit fees, increased stock compensation accruals and increased employee medical costs;
•

Lower income tax provision due to variances in foreign withholding taxes payable and foreign income taxes payable (for additional information, see Note 6 of Notes to Consolidated Financial Statements);

•

Increased other operating expenses due to increased foreign exchange losses in Venezuela and higher corporate insurance, severance and legal expenditures, partially offset by reduced expenses related to variable plan accounting on certain stock options; and

•	Increased interest income from recovery of value-added taxes from the government of Mexico, offset by lower interest income of decreased cash balances.

Significant variances relating to 2004 results of operations compared to 2003 are as follows:

•	General and administrative expenses increased, primarily due to the addition of personnel, offset by decreased employee incentive compensation;
•

Increased exploration expense, the result of increased exploration in Mexico on the Don Sergio vein, areas at or near San Sebastian and at the Noche Buena project in northern Mexico, and in Venezuela on the Block B concessions and at or near the La Camorra mine;

•	Pre-development costs increased due to increased activity at the Hollister Development Block;
•

Other operating expenses, net of other operating income, increased primarily due to a one-time $4.0 million cash litigation settlement received during 2003 and increased legal, consulting and accounting costs incurred in 2004 related to compliance with the Sarbanes-Oxley Act of 2002, partially offset by decreased accruals related to variable plan accounting on certain stock options;

•

The 2004 provision for closed operations and environmental matters was substantially lower than the 2003 provision, due to higher accruals in 2003 for the Coeur d’Alene Basin ($16.0 million) and the Grouse Greek mine clean-up ($6.8 million);

•	Interest income decreased, due to interest received in 2003 from the Mexican government on unpaid value-added tax balances, partially offset by increased income generated from short-term investments;
•	Interest expense decreased significantly, the result of lower average borrowings, including no outstanding debt at December 31, 2004;
•	Increased income tax provision, as a result of an increase in the deferred tax provision relating to an increase in the valuation allowance for net deferred tax assets in Mexico; and
•

A positive cumulative effect of a change in accounting principle of $1.1 million, relating to the adoption of SFAS No. 143 “Accounting for Asset Retirement Obligations,” was included in the net loss for 2003.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the La Camorra segment only) and silver operations (the San Sebastian, Greens Creek and Lucky Friday segments), for the years ended December 31, 2005, 2004 and 2003 (in thousands, except costs per ounce).

          Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

          Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units in the tables below, as well as the cost of sales and other direct production costs and depreciation, depletion and amortization associated with our former industrial minerals segment (2003 only), is presented in our Consolidated Statement of Operations and Comprehensive Loss.

	2005	2004	2003

San Sebastian, Greens Creek and Lucky Friday Segments (combined) (1)
Total cash costs	$16,807	$14,078	$14,041
Divided by silver ounces produced	5,677	6,960	9,817

Total cash cost per ounce produced	$2.96	$2.02	$1.43

Reconciliation to GAAP:
Total cash costs	$16,807	$14,078	$14,041
Depreciation, depletion and amortization	10,840	10,113	11,583
Treatment & freight costs	(22,424)	(22,964)	(21,810)
By-product credits	50,899	54,260	50,336
Change in product inventory	(939)	1,395	33
Strike-related costs	1,341	777	—
Care and maintenance-related costs	681	—	—
Reclamation, severance and other costs	1,395	408	869

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$58,600	$58,067	$55,052

San Sebastian Segment (1,2,3)
Total cash costs	$1,631	$421	$(1,007)
Divided by silver ounces produced	718	2,042	4,085

Total cash cost per ounce produced	$2.27	$0.21	$(0.25)

Reconciliation to GAAP:
Total cash costs	$1,631	$421	$(1,007)
Depreciation, depletion and amortization	3,180	3,659	3,597
Treatment & freight costs	(328)	(1,069)	(2,158)
By-product credits	7,737	13,493	17,367
Change in product inventory	(614)	1,476	597
Strike-related costs	1,341	777	—
Care and maintenance-related costs	681	—	—
Reclamation, severance and other costs	1,096	224	294

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$14,724	$18,981	$18,690

Greens Creek Segment (1)
Total cash costs	$4,190	$3,257	$4,108
Divided by silver ounces produced	2,874	2,886	3,481

Total cash cost per ounce produced	$1.46	$1.13	$1.18

Reconciliation to GAAP:
Total cash costs	$4,190	$3,257	$4,108
Depreciation, depletion and amortization	7,067	6,594	7,986
Treatment & freight costs	(15,090)	(15,218)	(13,990)
By-product credits	30,200	29,486	25,893
Change in product inventory	(330)	(231)	(472)
Reclamation, severance and other costs	286	158	575

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$26,323	$24,046	$24,100

	2005	2004	2003

Lucky Friday Segment (1)
Total cash costs	$10,986	$10,400	$10,940
Divided by silver ounces produced	2,085	2,032	2,251

Total cash cost per ounce produced	$5.27	$5.12	$4.86

Reconciliation to GAAP:
Total cash costs	$10,986	$10,400	$10,940
Depreciation, depletion and amortization	593	(140)	—
Treatment & freight costs	(7,006)	(6,677)	(5,662)
By-product credits	12,962	11,281	7,076
Change in product inventory	5	150	(92)
Reclamation, severance and other costs	13	26	—

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$17,553	$15,040	$12,262

La Camorra Segment (1)
Total cash costs	$32,648	$22,617	$19,498
Divided by gold ounces produced	97	126	127

Total cash cost per ounce produced	$337	$180	$154

Reconciliation to GAAP:
Total cash costs	$32,648	22,617	19,498
Depreciation, depletion and amortization	9,622	11,439	8,538
Treatment & freight costs	(2,612)	(1,980)	(1,634)
By-product credits	1,914	1,892	—
Change in product inventory	(4,605)	1,383	(810)
Reclamation, severance and other costs	87	2	70

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$37,054	$35,353	$25,662

Reconciliation to GAAP, All Locations:
Total cash costs	$49,455	$36,695	$33,539
Depreciation, depletion and amortization	20,462	21,552	20,121
Treatment & freight costs	(25,036)	(24,944)	(23,444)
By-product credits	52,813	56,152	50,336
Strike-related costs	1,341	777	—
Care and maintenance-related costs	681	—	—
Cost of goods sold, industrial minerals	—	—	604
Change in product inventory	(5,544)	2,778	(777)
Reclamation, severance and other costs	1,482	410	939

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$95,654	$93,420	$81,318

(1)

“Total Cash Costs” includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mine production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.

(2)

Costs totaling $2.0 million and $0.8 million have been excluded from the determination of silver costs per ounce in 2005 and 2004, respectively, as they relate to the strike at the Velardeña mill during the fourth quarter of 2004 and for most of the first six month of 2005, and the curtailment of mining activity during the fourth quarter of 2005. These costs are not representative of operating costs.

(3)

Gold has been accounted for as a by-product at the San Sebastian unit whereby revenues from gold have been deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following costs per ounce would have been reported:

	2005	2004	2003

Total cash costs (in thousands)	$9,368	$13,914	$16,360
Revenue
Silver	40.3%	49.9%	53.4%
Gold	59.7%	50.1%	46.6%
Ounces produced (in thousands)
Silver	718	2,042	4,085
Gold	17	34	48
Total cash cost per ounce produced
Silver	$7.79	$3.42	$2.14
Gold	$326	$208	$160

Financial Liquidity and Capital Resources

          During 2005, sources of cash were provided by operations, by existing bank balances, maturities of short-term investments and by borrowings on our revolving line of credit. Cash and cash equivalents totaled $6.3 million at the end of 2005, a decrease of $28.2 million from 2004. Our ongoing cash needs will be met by cash generated from our operating properties, from the sale of investments, through periodic borrowing on our revolving line of credit as necessary and/or through debt or equity issuances. Planned significant uses of cash during 2006 are anticipated to include the following:

•	Capital expenditures of approximately $37.0 million, primarily related to the completion of the expansion project at Lucky Friday and the development of Mina Isidora in Venezuela;
•	Exploration and pre-development expenditures of approximately $25.0 million;
•	General funding of operations and general and administrative expenses; and
•	Reclamation and other closure costs of approximately $9.0 million, including an increase of $1.0 million to the surety bond at Greens Creek.

          During 2005, we filed two shelf registration statements with the SEC. In July 2005, we filed a registration statement that allows us to sell up to $275.0 million in common stock, preferred stock, warrants and debt in order to raise capital for general corporate purposes. In December 2005, we filed a registration statement that allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions. Both registration statements have been declared effective by the SEC. We have not issued securities pursuant to either of these registration statements.

          In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility, for two additional one-year periods, on terms acceptable to us and the lender. Under the credit agreement, we are subject to various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. During 2005, we incurred loan initiation, commitment and legal fees of $0.6 million related to the establishment of the facility. At December 31, 2005, the outstanding balance on the revolving line was $3.0 million. We have pledged our interest in the Greens Creek Joint Venture as collateral under the credit agreement. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

          In January 2006, we sold our shares of Alamos Gold Inc., generating a $36 million pre-tax gain and netting $57.4 million of cash proceeds. In late 2004 and early 2005, we acquired our interest in Alamos for approximately $21.0 million, which is recorded at fair market value on our consolidated balance sheet at December 31, 2005 and 2004, under Short-Term Investments. The unrealized gain at December 31, 2005, was $19.9 million and was included as a component of shareholders equity under Accumulated Other Comprehensive Income.

Operating Activities

          Operating activities used cash of $5.9 million in 2005, in contrast to cash provided in 2004 totaling $13.3 million. The most significant change over the two years was a $19.2 million increase in our net loss in 2005 compared to 2004, primarily due to increased pre-development activity at the Hollister Development Block and by decreased income from operations from our La Camorra and San Sebastian units totaling $30.8 million. In addition, the non-cash elements affecting net loss were $10.9 million lower in 2005 due to higher recognition in 2004 of a provision for reclamation and closure costs. However, working capital, which increased in both years, required $10.8 million less cash in 2005 than in 2004, due substantially to collections of value-added taxes, decreased working capital for the custom milling operation in Venezuela and liquidation of most of our inventory at the San Sebastian operation. Conversely, product inventory in Venezuela increased in 2005 due to a requirement that 15% of our sales be within the country, which we had not yet met as of December 31, 2005.

Investing Activities

          We used $27.5 million less cash for investing activities in 2005 than in 2004. Our restricted investments used $12.9 million less cash in 2005 as we deposited $7.9 million for a Greens Creek reclamation surety and $4.3 in Venezuela in 2004. In addition, net liquidations of short-term investments other than equity securities yielded $36.6 million cash in 2005, $23.9 million more than in 2004. However, additions to properties, plants, and equipment were $3.5 million higher in 2005 due to completion of the shaft project in Venezuela, a mill upgrade project at Lucky Friday and ongoing development costs at Lucky Friday and Mina Isidora, and we used $5.4 million more in 2005 than 2004 for purchase of available-for-sale securities.

Financing Activities

          Financing activities, nearly breakeven in 2005, used $2.8 million less cash than in 2004. Net repayments of debt in 2004 contrasted with net borrowings in 2005 by a total of $7.7 million as we ended the year 2004 debt-free, but ended the year 2005 with a balance of $3.0 million on our revolving credit facility. A use of cash in 2005 that did not occur in 2004 was payment of $2.9 million in dividends to preferred shareholders, including $2.3 million dividends in arrears since the fourth quarter of 2000.

Other

          We sponsor defined benefit pension plans covering substantially all U. S. employees and provide certain post-retirement benefits for qualifying retired employees. As of December 31, 2005, we reviewed our pension assumptions regarding benefit plans based upon current market conditions, current asset mix and our current compensation structure, and reduced our discount rate from 6.0% to 5.75% effective January 2006. We maintained our assumptions regarding compensation increases at 4%, and our expected rate of return on plan assets at 8%, which represents approximately 80.0% of our past five-year’s average annual return rate of 10%. As of the measurement date for pension obligations (September 30, 2005), plan assets totaled $73.9 million and exceeded the benefit obligation by $15.4 million. As a result, we do not expect to make contributions to the plans in 2006. For additional information related to our pension plans, see Note 9 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2005 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Purchase obligations	$4,491	—	—	—	$4,491
Long term debt (1)	3,000	—	—	—	3,000
Contractual obligations (2)	4,387	—	—	—	4,387
Operating lease commitments (3)	1,130	510	—	—	1,640

Total contractual cash obligations	$13,008	$510	$—	$—	$13,518

(1)

Paid in February 2006, including accrued interest of $5,000. In September 2005, we entered into a $30.0 million revolving credit agreement subject to an interest rate of 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

(2)	As of December 31, 2005, we were committed to approximately $2.5 million for various capital projects at the Lucky Friday and Greens Creek units.

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

          We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2005, our reserves for these matters totaled $69.2 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Notes 5 and 8 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

          At December 31, 2005, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

          The preparation of financial statements in conformity with GAAP requires management to make a wide variety of estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We have identified our most critical accounting policies below that are important to the portrayal of our current financial condition and results of operations. Management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.

Revenue Recognition

          Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter at forward prices for the estimated month of settlement. Sales from our San Sebastian, Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter, we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted to month-end metals prices until final settlement. If a significant variance was observed in estimated metals prices or metal content compared to the final actual metals prices or content, our monthly results of operations could be affected. Sales of metals in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. Third-party smelting, refinery costs and freight expense are recorded as a reduction of revenue.

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

Proven and Probable Ore Reserves

          At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which management believes can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on in-house engineering and geological estimates using current operating costs and metals prices. Periodically, management obtains external audits of reserves. During the first half of 2005, we obtained third-party audits of our reserves at the La Camorra unit. Additionally, a partial audit of reserves at Greens Creek was concluded during the fourth quarter of 2005.

          Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual production experience.

          Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques are sufficient to offset such effects. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized.

Depreciation and Depletion

          The mining industry is extremely capital intensive. We capitalize property, plant and equipment, and depreciate these items consistent with industry standards. The cost of property, plant and equipment is charged to depreciation expense based on the estimated useful lives of the assets using straight-line and unit-of-production methods. Depletion is computed using the unit-of-production method. As discussed above, our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Impairment of Long-Lived Assets

          Management reviews the net carrying value of all facilities, including idle facilities, on an annual basis or more frequently if conditions or assumptions materially change that could negatively impact any net carrying value. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the future metals price estimates over the estimated remaining mine life. If undiscounted cash flows and the asset fair value are less than the carrying value of a property, an impairment loss is recognized.

          Management’s estimates of metals prices, recoverable ore reserves and operating, capital and reclamation costs are subject to risks and uncertainties of change affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our operating properties and the need for asset impairment write-downs. All estimates and assumptions are inherently subjective to some extent and may be impacted by bias, error or changing conventions in the methodology of their determination, or in changing industry conditions.

Environmental Matters

          Our operations are subject to extensive federal, state and local environmental laws and regulations. The major environmental laws to which we are subject include, among others, the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA,” also known as the Superfund law). CERCLA can impose joint and several liability for cleanup and investigation costs, without regard to fault or legality of the original conduct, on current and predecessor owners and operators of a site, as well as those who generate, or arrange for the disposal of, hazardous substances. The risk of incurring environmental liability is inherent in the mining industry. We own or operate properties, or have previously owned and operated property, used for industrial purposes. Use of these properties may subject us to potential material liabilities relating to the investigation and cleanup of contaminants and claims alleging personal injury or property damage as the result of exposures to, or release of, hazardous substances.

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

          At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable from a range of reasonable estimates in accordance with SFAS No. 5 “Accounting for Contingencies” and AICPA Statement of Position 96-1 “Environmental Remediation Liabilities.” Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters.

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

          Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $69.2 million at December 31, 2005, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next 30 years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of December 31, 2005, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $56.4 million. For additional information, see Notes 5 and 8 of Notes to Consolidated Financial Statements.

Foreign Exchange in Venezuela

          The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 2,150 bolivares to $1, which is the exchange rate we utilize to translate the financial statements of our Venezuelan subsidiary included in our consolidated financial statements. Rules and regulations regarding the implementation of exchange controls in Venezuela have been published and periodically revised and/or updated.

          Due to the exchange controls in place, the La Camorra unit recognized foreign exchange gains, which reduced our cost of sales, capital expenditures and exploration activities by $6.6 million in 2005, $12.4 million in 2004 and $6.3 million in 2003, due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions. As discussed above, the Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar at 2,150 to $1; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates.

By-product Credits

          Cash costs per ounce are consistent with how costs per ounce are calculated within the mining industry. Cash costs per ounce of silver include significant credits from by-product metals production, including gold, lead and zinc. Our current view of our proven and probable reserves indicates that our treatment of gold, lead and zinc as by-products at the San Sebastian, Greens Creek and Lucky Friday units continues to be appropriate. However, management periodically assesses the relationships between metals produced to ensure that presentation of by-product credits in our calculation of cash costs per ounce remains appropriate.

          Cash costs per ounce of silver at the San Sebastian unit included significant by-product credits from gold production due to strong prices. While value from by-product gold has been significant for San Sebastian, we believe that identification of silver as the primary product, with gold as a by-product, was appropriate because:

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

          Strike and shutdown-related costs have been excluded from 2005 and 2004 costs per ounce. For the year ended December 31, 2005, the total cash cost was $2.27 per silver ounce, compared to $0.21 per silver ounce in 2004, and a negative $0.25 per silver ounce in 2003. For the years ended December 31, 2005, 2004 and 2003, gold by-product credits were approximately $10.78, $6.61, and $4.25 per silver ounce, respectively. By-product credits at the San Sebastian unit are deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy were changed to treat gold production as a co-product, the following total cash costs per ounce would be reported:

	2005	2004	2003

Silver	$7.79	$3.42	$2.14
Gold	$326	$208	$160

          Significant by-product credits are also used in calculation of cash costs per ounce of silver at the Greens Creek and Lucky Friday units. For these operations, we view zinc, lead and gold strictly as by-products because:

•

We have historically presented Greens Creek and Lucky Friday, as well as San Sebastian, as producers primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	Silver represents a higher value that any other metal;
•

Silver is the primary object of the cost structures at Greens Creek and Lucky Friday, which utilize selective mining methods for recovery of silver rather than bulk methods for recovery of lower-value base metals; and

•	By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

          The values of all by-products per ounce of silver produced, net of treatment and freight costs, were:

	2005	2004	2003

Greens Creek	$5.26	$4.94	$3.42
Lucky Friday	$2.86	$2.26	$0.62

          Cash costs per ounce of silver or gold represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver or gold produced provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Venezuela Value-added Taxes

          Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $7.7 million (net of a reserve for anticipated discounts totaling $1.3 million) at December 31, 2005, and $7.4 million at December 31, 2004 (net of a reserve for anticipated discounts of $1.9 million).

          As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in March 2005, for all periods through November 2004. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 15% and 20% of face value at December 31, 2005 and 2004, respectively, with reserves established by our analysis of past collections and the likelihood of future collections.

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

          For the years ended December 31, 2005, 2004 and 2003, we have measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123(R) requires the measurement and recording in the financial statements of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. We adopted SFAS No. 123(R) on January 1, 2006, and have selected the modified prospective method. For all newly granted awards and awards modified, repurchased or cancelled after January 1, 2006, the effect on net income (loss) and earnings per share in the periods following adoption of SFAS No. 123(R) are expected to be consistent with our pro forma disclosure under SFAS No. 123, as reported in Note 1 of Notes to Consolidated Financial Statements, except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123(R). Additionally, the actual effect on net income (loss) per share will vary depending upon the number and fair value of options granted in future years compared to prior years. As of December 31, 2005, all of our outstanding stock options were vested and will not impact future year’s net income (loss) under SFAS No. 123(R), with the exception of certain options purchased under our deferred compensation plan. The expense associated with these options will not be material.

          In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 became effective for us in December 2005, and its adoption did not have a material effect on our consolidated financial statements.

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

Forward-Looking Statements

          The foregoing discussion and analysis, as well as certain information contained elsewhere in this Form 10-K, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor created thereby. See the discussion in Special Note on Forward-Looking Statements included prior to Part I, Item 1.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments and derivative instruments held by us at December 31, 2005, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A – Risk Factors).

Interest-Rate Risk Management

          At December 31, 2005, our debt was subject to changes in market interest rates and was sensitive to those changes. In February 2006, we paid the $3.0 million outstanding under our $30.0 million revolving credit facility at December 31, 2005, including accrued average interest of 6.63%. For additional information regarding our $30.0 million revolving credit facility, see Note 7 of Notes to Consolidated Financial Statements.

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

          The following table sets forth supplementary financial data (in thousands except per share amounts) for each quarter of the years ended December 31, 2005 and 2004, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Sales of products	$24,434	$25,255	$30,428	$30,044	$110,161
Gross profit	$5,465	$3,480	$2,631	$2,931	$14,507
Net loss	$(3,296)	$(6,245)	$(8,595)	$(7,226)	$(25,360)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Loss applicable to common shareholders	$(3,434)	$(6,383)	$(8,733)	$(7,364)	$(25,912)
Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.07)	$(0.06)	$(0.22)

2004

Sales of products	$36,650	$31,712	$33,718	$28,746	$130,826
Gross profit	$13,409	$10,071	$6,905	$7,021	$37,406
Net income (loss)	$6,180	$2,748	$(11,292)	$(3,770)	$(6,134)
Preferred stock dividends	$(11,188)	$(138)	$(138)	$(138)	$(11,602)
Income (loss) applicable to common shareholders	$(5,008)	$2,610	$(11,430)	$(3,908)	$(17,736)
Basic and diluted income (loss) per common share	$(0.04)	$0.02	$(0.10)	$(0.03)	$(0.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Management’s Annual Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

          Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

          Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2005, based on these criteria.

          Our internal control over financial reporting as of December 31, 2005, and our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, have been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in the report which is included herein.

          Management excluded the Greens Creek Joint Venture (“Greens Creek”), a 29.73% owned subsidiary, from its assessment of internal control over financial reporting as of December 31, 2005, as we do not have the ability to dictate or modify the controls at Greens Creek. Greens Creek total assets and total sales of products represent 23.6% and 33.3%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hecla Mining Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

The Company’s financial statements included Greens Creek Joint Venture: a 29.73 percent owned subsidiary that is proportionately consolidated in accordance with Emerging Issues Task Force No. 00-1. Management has been unable to assess the effectiveness of internal control at this subsidiary due to the fact the Company does not have the ability to dictate or modify the controls of the subsidiary and also does not have the ability to assess those controls.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Hecla Mining Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of Hecla Mining Company and our report dated February 23, 2006, expressed an unqualified opinion.

Spokane, Washington
February 23, 2006

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information with respect to our directors and executive officers is set forth as follows:

	Age at May 5, 2006	Position and Committee Assignments

Phillips S. Baker, Jr.	46	President and Chief Executive Officer, Director (1,5)

Michael H. Callahan	42	Vice President – Corporate Development

Ronald W. Clayton	47	Vice President – North American Operations

Vicki Veltkamp (Larson)	49	Vice President – Investor and Public Relations

Lewis E. Walde	39	Vice President and Chief Financial Officer (5)

Philip C. Wolf	58	Vice President and General Counsel

Arthur Brown	65	Chairman of the Board (1,6)

David J. Christensen	44	Director (2)

John E. Clute	71	Director (1,3,4)

Ted Crumley	61	Director (1,3,4)

Charles L. McAlpine	72	Director (2,3,4,6)

George R. Nethercutt, Jr.	61	Director (2)

Jorge E. Ordoñez C.	66	Director (2,3,6)

Dr. Anthony P. Taylor	64	Director (6)

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Corporate Governance and Directors Nominating Committee
(4)	Member of Compensation Committee
(5)	Member of Retirement Board
(6)	Member of Technical Committee

          Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001 and Vice President and Chief Financial Officer of Pegasus Gold Corporation (a gold mining company) from January 1994 to January 1998. Mr. Baker also serves as a director for Questar Corporation (a Utah natural gas, pipeline and exploration and development company).

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

          Ronald W. Clayton has been our Vice President - North American Operations since September 2002. Prior to joining us, Mr. Clayton was Vice President – Operations for Stillwater Mining Company (a mining company) from July 2000 to May 2002. Mr. Clayton was also our Vice President – Metals Operations from May 2000 to July 2000. Mr. Clayton also served as Manager of Operations and General Manager of our Rosebud, Republic and Lucky Friday mines from 1987 to 2000.

          Vicki Veltkamp (Larson) has been our Vice President - Investor and Public Relations since May 2000. Prior to that, Ms. Veltkamp (Larson) served in various administrative functions with us from 1988 to 1993 and 1995 to 2000, including Public Relations Specialist, Manager of Public Relations, Manager of Corporate Communications and Director of Investor and Public Relations. Ms. Veltkamp (Larson) was Director of Corporate Communications for Santa Fe Pacific Gold from 1993 to 1995.

          Lewis E. Walde has been our Vice President since June 2001 and our Chief Financial Officer since June 2003. Mr. Walde has also served as our Treasurer since February 2002. Prior to that, Mr. Walde was our Controller from May 2000 to June 2003, our Assistant Controller from January 1999 to April 2000, and held various accounting functions with us from June 1992 to December 1998.

          Philip C. Wolf was appointed Vice President and General Counsel in February 2006. Prior to his employment with us, Mr. Wolf was Senior Vice President, General Counsel and Secretary of Compressus Inc. (a small software technology company) from 2001 to 2004. Mr. Wolf also served as Senior Vice President, General Counsel and Secretary of Cyprus Amax Minerals Company (a public, Fortune 500, international company) from 1993 to 1999. Prior to that, Mr. Wolf held various positions with Cyprus Minerals Company.

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

          David J. Christensen was appointed to Hecla’s Board of Directors in August 2003. He had previously served as a director from May 2002 to October 2002 when he was elected to the Board of Directors by preferred shareholders in May 2002. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position, at such time he was then was appointed to the board when the number of director positions was increased from seven to nine. Mr. Christensen was a research analyst with Credit Suisse First Boston (an investment banking company) from October 2002 to August 2003; Global Coordinator and First Vice President, Merrill Lynch & Co. (an investment banking company) from 1998 to 2001; Vice President and Precious Metals Equity Analyst, Merrill Lynch & Co. from 1994 to 1998; Portfolio Manager of Franklin Gold Fund and Valuemark Precious Metals Funds for Franklin Templeton Group from 1990 to 1994.

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

          Ted Crumley has served as a director since 1995. Mr. Crumley served as the Executive Vice President and Chief Financial Officer of OfficeMax Inc. (distributor of office products) from January 2005 to November 2005, and as Senior Vice President from November 2004 to January 2005. Prior to that, Mr. Crumley was Senior Vice President and Chief Financial Officer of Boise Cascade Corp. (a wood and paper company), from 1994 to 2004.

          Charles L. McAlpine has served as a director since 1989. Mr. McAlpine served as the President of Arimathaea Resources Inc. (a Canadian gold exploration company) from 1982 to 1992. Since 1992, Mr. McAlpine has been retired. Mr. McAlpine also serves as a director of First Tiffany Resource Corporation, Goldstake Explorations Inc. and Postec Systems Inc.

          George R. Nethercutt, Jr. was appointed to Hecla’s Board of Directors in February 2005. Mr. Nethercutt has been a principal of Lundquist, Nethercutt & Griles, LLC, (a strategic planning and consulting firm) and a board member for the Washington Policy Center since February 2005. In August 2005, Mr. Nethercutt was appointed Of Counsel with the law firm of Paine, Hamblen, Coffin, Brooke & Miller LLP. Mr. Nethercutt serves as a board member of ARCADIS Corporation, the Juvenile Diabetes Research Foundation International, as well as being the U.S. Chairman of the Permanent Joint Board on Defense – U.S./Canada. From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House subcommittees on Interior, Agriculture, Defense Appropriations, and Energy. He has been a member of the Washington State Bar Association since 1972.

          Jorge E. Ordoñez C. has served as a director since 1994. Mr. Ordoñez has served as the President and Chief Executive Officer of Ordoñez Profesional S.C. (a business and management consulting corporation specializing in mining) from 1988 to present. Mr. Ordoñez has also served as Chief Executive Officer of Minera Cima, S.A. de C.V. since 2005 and Vice President of Minera Montoro, S.A. de C.V. since 1996. Mr. Ordoñez received the Mexican National Geology Recognition in 1989 and was elected to the Mexican Academy of Engineering in 1990.

          Dr. Anthony P. Taylor has served as a director since May 2002 upon election by preferred shareholders. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position, at such time he was then appointed to the board when the number of director positions was increased from seven to nine. Mr. Taylor has been the President, CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) since October 2003. Mr. Taylor has also served as President and Director of Caughlin Preschool Corp. (a private Nevada corporation that operates preschools) since October 2001 and has also been a director of Greencastle Resources Corporation since December 2003. Prior to that, Mr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003; Vice President - Exploration of First Point US Minerals from May 1997 to December 1999; President and Director of Great Basin Exploration & Mining Co., Inc. from June 1990 to January 1996. Mr. Taylor also held various exploration, management and geologist positions in the mining industry from 1964 to 1990.

          Information with respect to our directors is set forth under the caption “Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 5, 2006 (the Proxy Statement), which information is incorporated herein by reference.

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

Item 11. Executive Compensation

          Reference is made to the information set forth under the caption “Compensation of Nonemployee Directors,” the caption “Executive Compensation,” the caption “Compensation Committee Interlocks and Insider Participation,” the caption “Compensation Tables,” the first paragraph under the caption “Certain Information About the Board of Directors and Committees of the Board” and under the caption “Other Benefits” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

          Reference is made to the information set forth under the caption “Audit Fees - Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date:	March 10, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	3/10/06	/s/ Ted Crumley	3/10/06

Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ Lewis E. Walde	3/10/06	/s/ Charles L. McAlpine	3/10/06

Lewis E. Walde Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles L. McAlpine Director	Date

/s/ Arthur Brown	3/10/06	/s/ George R. Nethercutt, Jr.	3/10/06

Arthur Brown Chairman and Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ David J. Christensen	3/10/06	/s/ Jorge E. Ordoñez	3/10/06

David J. Christensen Director	Date	Jorge E. Ordoñez Director	Date

/s/ Anthony P. Taylor	3/10/06	/s/ John E. Clute	3/10/06

Anthony P. Taylor Director	Date	John E. Clute Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Greens Creek Joint Venture, a 29.73 percent owned subsidiary, which statements reflect total assets constituting 23.6 percent and 24.2 percent of the consolidated total assets as of December 31, 2005 and 2004, and 33.3 percent, 26.1 percent and 26.9 percent, respectively of the consolidated revenues for the years ended December 31, 2005, 2004 and 2003. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Greens Creek Joint Venture, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed to Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligation in 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hecla Mining Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2006 expressed an unqualified opinion thereon.

Spokane, Washington
February 23, 2006

Report of Independent Registered Public Accounting Firm

To the Management Committee of the Greens Creek Joint Venture:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in venturers’ equity and of cash flows (not separately presented herein) present fairly, in all material respects, the financial position of Greens Creek Joint Venture (the “Venture”) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in a note to the financial statements, the Venture changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

/PricewaterhouseCoopers LLP/
Salt Lake City, Utah
February 23, 2006

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$6,308	$34,460
Short-term investments and securities held for sale	40,862	46,328
Accounts and notes receivable:
Trade	5,479	6,911
Other	12,116	15,025
Inventories	25,466	20,250
Other current assets	3,546	5,607

Total current assets	93,777	128,581
Investments	2,233	1,657
Restricted cash and investments	20,340	19,789
Properties, plants and equipment, net	137,932	114,515
Other noncurrent assets	17,884	14,906

Total assets	$272,166	$279,448

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$16,684	$15,904
Dividends payable	138	138
Accrued payroll and related benefits	10,452	9,405
Accrued taxes	2,529	2,379
Current portion of accrued reclamation and closure costs	6,328	9,237

Total current liabilities	36,131	37,063
Long-term debt	3,000	—
Accrued reclamation and closure costs	62,914	65,176
Other noncurrent liabilities	8,791	7,882

Total liabilities	110,836	110,121

Commitments and contingencies (Notes 2, 3, 4, 5, 8 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
157,816 shares issued, liquidation preference 2005 - $7,891, 2004 - $10,238	39	39
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2005 - 118,602,135 shares and issued 2004 - 118,350,861 shares	29,651	29,588
Capital surplus	508,104	506,630
Accumulated deficit	(396,092)	(367,832)
Accumulated other comprehensive income	19,746	1,020
Less treasury stock, at cost; 8,274 common shares	(118)	(118)

Total shareholders’ equity	161,330	169,327

Total liabilities and shareholders’ equity	$272,166	$279,448

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Sales of products	$110,161	$130,826	$116,353

Cost of sales and other direct production costs (exclusive of depreciation shown below)	75,192	71,868	61,197
Depreciation, depletion and amortization	20,462	21,552	20,121

	95,654	93,420	81,318

Gross profit	14,507	37,406	35,035

Other operating expenses:
General and administrative	10,134	8,731	8,407
Exploration	16,777	15,995	9,608
Pre-development expense	9,420	4,227	1,395
Depreciation and amortization	621	326	341
Other operating expense (income)	2,281	1,723	(1,439)
Provision for closed operations and environmental matters	1,618	11,170	23,777

	40,851	42,172	42,089

Loss from operations	(26,344)	(4,766)	(7,054)

Other income (expense):
Interest and other income	1,869	1,923	2,590
Interest expense	(225)	(500)	(1,407)

	1,644	1,423	1,183

Loss from operations before income taxes and items shown below	(24,700)	(3,343)	(5,871)
Income tax provision	(660)	(2,791)	(1,217)

Loss from operations before items shown below	(25,360)	(6,134)	(7,088)
Cumulative effect of change in accounting principle, net of income tax	—	—	1,072

Net loss	(25,360)	(6,134)	(6,016)
Preferred stock dividends	(552)	(11,602)	(12,154)

Loss applicable to common shareholders	$(25,912)	$(17,736)	$(18,170)

Net loss	$(25,360)	$(6,134)	$(6,016)
Minimum pension liability adjustment	(31)	32	(1,400)
Change in derivative contracts	761	(761)	—
Unrealized holding gains on investments	17,996	2,481	645
Other	—	21	38

Comprehensive loss	$(6,634)	$(4,361)	$(6,733)

Basic and diluted income (loss) per common share:
Loss from operations after preferred stock dividends	$(0.22)	$(0.15)	$(0.17)
Cumulative effect of change in accounting principle	—	—	0.01

Basic and diluted loss per common share	$(0.22)	$(0.15)	$(0.16)

Weighted average number of common shares outstanding – basic and diluted	118,458	118,048	110,610

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Operating activities:
Net loss	$(25,360)	$(6,134)	$(6,016)
Non-cash elements included in net loss:
Depreciation, depletion and amortization	21,083	21,878	20,462
Cumulative effect of change in accounting principle	—	—	(1,072)
(Gain) loss on disposition of properties, plants and equipment	984	(222)	(350)
Gain on sale of royalty interests	(550)	—	—
Provision for reclamation and closure costs	923	10,086	23,855
Deferred income taxes	—	2,323	677
Stock compensation	1,268	495	—
Change in assets and liabilities:
Accounts and notes receivable	4,341	(5,618)	(6,164)
Inventories	(5,216)	(3,314)	(2,178)
Other current and noncurrent assets	(362)	(3,163)	(2,051)
Accounts payable and accrued liabilities	1,543	1,690	2,154
Accrued payroll and related benefits	1,055	1,859	396
Accrued taxes	150	(814)	1,621
Accrued reclamation and closure costs and other noncurrent liabilities	(5,772)	(5,732)	(5,357)

Net cash provided by (used in) operating activities	(5,913)	13,334	25,977

Investing activities:
Additions to properties, plants and equipment	(44,918)	(41,371)	(19,535)
Proceeds from disposition of properties, plants and equipment	58	352	486
Increase in restricted investments	(551)	(13,433)	(19)
Purchases of short-term investments	(68,694)	(118,159)	(86,953)
Maturities of short-term investments	92,128	123,104	37,225
Other, net	—	(2)	8

Net cash used in investing activities	(21,977)	(49,509)	(68,788)

Financing activities:
Common stock issued under stock option plans	262	1,646	14,218
Issuance of common stock, net of offering costs	—	—	91,243
Dividend paid to preferred shareholders	(2,900)	—	—
Other financing activities	(624)	—	—
Borrowings on debt	4,000	2,430	1,350
Repayments on debt	(1,000)	(7,103)	(9,880)

Net cash provided by (used in) financing activities	(262)	(3,027)	96,931

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(28,152)	(39,202)	54,120
Cash and cash equivalents at beginning of year	34,460	73,662	19,542

Cash and cash equivalents at end of year	$6,308	$34,460	$73,662

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$110	$1,312	$707

Income tax payments, net	$131	$413	$148

See Notes 2, 4 and 10 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003
(Dollars and shares in thousands, except per share amounts)

							Accumulated	Stock
	Preferred Stock		Common Stock				Other	Held by
					Capital	Accumulated	Comprehensive	Grantor	Treasury
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Trust	Stock

Balances, January 1, 2003	753	188	86,187	21,547	405,959	(355,544)	(36)	(66)	(118)
Net loss						(6,016)
Stock issued for cash, net of issuance costs			23,000	5,750	85,493
Preferred stock exchange	(288)	(72)	2,184	546	(473)
Stock issued as compensation			186	47	555
Stock issued to directors			19	5	73
Stock disbursed by grantor trust					(66)			66
Stock issued under stock option and warrant plans			3,968	991	13,227
Stock options issued for deferred compensation					90
Other comprehensive loss							(717)

Balances, December 31, 2003	465	116	115,544	28,886	504,858	(361,560)	(753)	—	(118)
Net loss						(6,134)
Preferred stock exchange	(307)	(77)	2,436	609	(532)
Stock issued to directors			14	4	84
Modification of stock option awards					441
Stock issued under stock option plans			357	89	1,520
Stock options issued for deferred compensation					259
Preferred stock dividends						(138)
Other comprehensive income							1,773

Balances, December 31, 2004	158	39	118,351	29,588	506,630	(367,832)	1,020	—	(118)
Net loss						(25,360)
Stock options exercised			88	22	200
Stock options issued for deferred compensation			16	4	226
Modification of stock option awards					254
Stock issued to directors			22	6	98
Preferred dividends declared						(2,900)
Restricted stock distributions			125	31	696
Other comprehensive income							18,726

Balances, December 31, 2005	158	$39	118,602	$29,651	$508,104	$(396,092)	$19,746	$—	$(118)

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A.      Principles of Consolidation — Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts, our wholly owned subsidiaries’ accounts and a proportionate share of the accounts of the joint ventures in which we participate. All significant intercompany balances and transactions have been eliminated in consolidation.

B.       Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; future metals prices; environmental, reclamation and closure obligations; asset impairments, including long-lived assets and investments; write-down of inventory to net realizable value; post employment, post retirement and other employee benefit liabilities; and reserves for contingencies and litigation. Legal costs are recorded when incurred. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

C.      Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Historically, cash and cash equivalents have been invested in certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

D.       Reclassifications — Certain reclassifications of prior year balances have been made to conform to the current year presentation, including the reclassification of auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days. On our December 2004 consolidated balance sheet, $18.2 million was reclassified from cash and cash equivalents to short-term investments. On our consolidated statement of cash flows, $18.2 million and $31.7 million were reclassified to investing activities in 2004 and 2003. This reclassification has no impact on previously reported total current assets, total assets, working capital position or results of operations, and does not affect previously reported cash flows from operating or financing activities.

E.       Investments and Securities Held for Sale – We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

          Short-term investments include certificates of deposit and held-to-maturity securities, based on our intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates market, and include government and corporate obligations rated A or higher. Marketable equity securities are categorized as available for sale and carried at fair market value. Auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days are categorized as short-term investments and carried at fair market value.

          Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless a permanent impairment in value has occurred, which would then be charged to current period net income (loss).

F.       Accounts and Notes Receivable — Accounts and notes receivable include both receivables due from sales, as well as value added tax receivables paid in Venezuela and Mexico and funds advanced to third-party, small mining cooperatives in Venezuela. At December 31, 2005 and 2004 value-added tax receivables totaled $7.7 million and $7.4 million in Venezuela, and $1.2 million and $2.2 million in Mexico. At December 31, 2005 and 2004, we have established a reserve equal to 15% and 20% for the value added taxes in Venezuela to reflect estimated discounts we expect to incur (for additional information, see Critical Accounting Policies – Venezuela Value-added taxes in Item 7 – Managements Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

          As part of the custom milling business included in our La Camorra unit, we enter into contracts with small mining groups and advance funds in the form of equipment and working capital, and collect such advances from ore delivered to the sampling and crushing plant. We periodically evaluate the recoverability of these receivables and establish a reserve for uncollectibility, based on our review of each small mining group’s future profitability and its ability to repay advances. Receivables are classified as current and non-current based on historical collection patterns, and are not generally charged off against allowances as long as small mining groups are active. As of December 31, 2005 and 2004, we had a receivable from these groups totaling $2.0 million, net of a reserve of $1.1 million, and $2.3 million, respectively, for amounts we expect to recoup through the future delivery of ore.

G.      Inventories — Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

          Materials and supplies inventory are valued at the lower of average cost or net realizable value.

          Stockpiled ore inventory represents ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

          Work in process inventory represents materials that are currently in the process of being converted to a saleable product and includes circuit inventories in our milling process. In process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and stockpiles, plus the in process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

          Finished goods inventory includes doré and concentrates at our operations, doré in transit to refiners and bullion in our accounts at refineries. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

H.      Restricted Cash — Restricted cash and investments primarily represent investments in money market funds and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. In addition, we have cash restricted in Venezuela to secure certain alleged unpaid tax liabilities, as discussed further in Note 8 of Notes to Consolidated Financial Statements.

I.      Properties, Plants and Equipment — Costs are capitalized when it has been determined an orebody can be economically developed. Expenditures for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

          Exploration costs and secondary development costs at operating mines and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss). Idle facilities placed on a standby basis are carried at the lower of net carrying value or estimated net realizable value.

          Included in properties, plants and equipment on our consolidated financial statements are mineral interests, which are tangible assets that include acquired undeveloped mineral interests and royalty interests. Undeveloped mineral interests include: (i) other mineralized material which is measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure. Residual values for undeveloped mineral interests represents the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

J.      Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 9 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually.

          Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above.

K.      Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. All assets at an operating segment are evaluated together for purposes of estimating future cash flows.

          Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from proven and probable ore reserves, and to some extent, identified resources beyond proven and probable reserves, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” if undiscounted cash flows and an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized.

L.      Proven and Probable Ore Reserves — Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including metals prices and operating costs. Changes in the geological and engineering interpretation of various orebodies, metals prices and operating costs may change our estimates of proven and probable ore reserves. It is reasonably possible that certain of our estimates of proven and probable ore reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.

M.      Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure all plans can pay benefits to retirees as they become due. We did not contribute to our pension plans during 2005 and 2004 and do not expect to do so in 2006.

          In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Act”) enacted in December 2003.  FSP 106-2 provides guidance on the accounting for the effects of the Prescription Act for employers that sponsor postretirement health care plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Prescription Act. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements.

N.      Income Taxes -- We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse.

          In December 2004, the FASB issued FSP 109-1Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Act”) provides a new deduction for qualified domestic production activities and under FSP 109-1, provides that deduction be accounted for as a special deduction instead of a tax rate reduction. FSP 109-2 allows additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109 “Accounting for Income Taxes.” FSP 109-1 and 109-2 did not have a material impact on our consolidated financial statements upon adoption.

O.      Reclamation and Remediation Costs (Asset Retirement Obligations) — In January 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

          At our non-operating properties, we accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 “Accounting for Contingencies,” or Statement of Position 96-1 “Environmental Remediation Liabilities.” Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

          It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss). For additional information, see Critical Accounting Policies – Environmental Matters in MD&A, as well as Note 5 and 8 of Notes to Consolidated Financial Statements.

P.      Revenue Recognition — Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter at forward prices for the estimated month of settlement. Sales from our San Sebastian, Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal (for additional information, see Critical Accounting Policies – Revenue Recognition in MD&A). Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter, we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted to month-end metals prices until final settlement. If a significant variance was observed in estimated metals prices or metal content compared to the final actual metals prices or content, our monthly results of operations could be affected. Sales of metals in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. Third-party smelting, refinery costs and freight expense are recorded as a reduction of revenue.

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

Q.      Foreign Currency — The functional currency for all of our operations is the U.S. dollar. Accordingly, we translate our monetary assets and liabilities at the period-end exchange rate, while nonmonetary assets and liabilities are translated at historical rates. Income and expenses in foreign currencies are translated at the average exchange rate for current period. All realized and unrealized transaction gains and losses are included in current period net income (loss). For the years ended December 31, 2005, 2004 and 2003, we recognized foreign exchange losses of $0.7 million, $0.1 million and $0.3 million, respectively, which have been included in other operating expense (income) on our Consolidated Statement of Operations and Comprehensive Loss.

          The Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar, however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates. Due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions, we recognized foreign exchange gains of approximately $6.6 million, $12.4 million and $6.3 million in 2005, 2004 and 2003, respectively, which partially offset costs recorded for capital expenditures, costs of goods sold and exploration activities. For additional information, see Critical Accounting Policies – Foreign Exchange in Venezuela in MD&A.

R.      Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of hedging exposure to metals prices. We do not hold or issue derivative financial instruments for speculative trading purposes and did not have any risk management contracts outstanding at December 31, 2005.

          Derivative contracts qualifying as normal purchases and sales are accounted as such, under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Gains and losses arising from a change in the fair value of a contract before the contract’s delivery date are not recorded, and the contract price is recognized in sales of products following settlement of the contract by physical delivery of production to the counterparty at contract maturity.

          We measure derivative contracts as assets or liabilities based on their fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or accumulated other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products when the hedged transaction has occurred. Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense).

S.      Stock Option Expense — We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We also provide the required disclosures of SFAS No. 123 “Accounting for Stock-Based Compensation.” Effective January 1, 2006, we adopted the revisions to SFAS No. 123, which supersedes APB No. 25, and will require us to recognize compensation expense for employee services rendered in exchange for an award of equity instruments, based on the grant-date fair value of the award over the period during which the employee is required to provide service in exchange for the award. As part of the adoption of SFAS No. 123(R), we have selected the modified prospective method. As of December 31, 2005, all of our outstanding stock options were vested and will not impact future year’s net income (loss) under SFAS No. 123(R), with the exception of certain options purchased under our deferred compensation plan. The expense associated with these options will not be material.

          Had compensation expense for our stock-based plans been determined based on market value at grant dates consistent with the provisions of SFAS No. 123, our losses and per share losses applicable to common shareholders would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Loss applicable to common shareholders:
As reported	$(25,912)	$(17,736)	$(18,170)

Stock-based employee compensation expense included in reported loss	1,268	583	1,130
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,357)	(3,344)	(3,694)

Pro forma loss applicable to common shareholders	$(28,001)	$(20,497)	$(20,734)

Loss applicable to common shareholders per share:
As reported	$(0.22)	$(0.15)	$(0.16)
Pro forma	$(0.24)	$(0.17)	$(0.19)

          For additional information on our employee stock option and unit compensation, see Notes 9 and 10 of Notes to Consolidated Financial Statements.

T.      Pre-Development Expense — Costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, are expensed due to the lack of proven and probable reserves, which would indicate future recovery of these expenses.

U.      Basic and Diluted Income (Loss) Per Common Share — Basic earnings per share (“EPS”) is calculated by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if potentially dilutive securities, including other contracts which may require the issuance of common shares in the future, were exercised or converted to common stock. Dilutive EPS is computed by increasing the weighted-average number of outstanding common shares to include the additional common shares that would be outstanding after conversion, and by adjusting the income (loss) applicable to common shareholders for changes that would result from the conversion.

          During 2005, 2004 and 2003, 4,060,582, 3,154,384 and 2,255,120 restricted stock units and various outstanding stock options to purchase shares of common stock, respectively, were antidilutive and excluded from the calculation of diluted EPS.

V.      Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, the effective portion of changes in fair value of derivative instruments and cumulative unrecognized changes in the fair value of available for sale investments, net of tax, if applicable.

W.      New Accounting Pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is not expected to have a material effect on our consolidated financial statements.

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

          In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 became effective for us in December 2005, and its adoption did not have a material effect on our consolidated financial statements.

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

Note 2. Short-term Investments, Investments, and Restricted Cash

Short-term Investments

          Investments consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Certificates of deposit	$—	$6,498
United States government and federal agency securities	—	9,500
Municipal securities	—	1,480
Corporate bonds	—	1,000
Auction rate securities	—	18,150
Marketable equity securities (cost 2005- $21,001and cost 2004 - $7,807)	40,862	9,700

	$40,862	$46,328

          In January 2006, we sold our equity shares of Alamos Gold Inc., generating a $36.0 million pre-tax gain and netting $57.4 million of cash proceeds. In late 2004 and early 2005, we acquired our interest in Alamos for approximately $21.0 million, which is recorded at fair market value on our consolidated balance sheet at December 31, 2005, under Short-Term Investments. The unrealized gains on these securities at December 31, 2005 and 2004, were $18.0 million and $2.5 million, respectively, and are included as a component of shareholders equity under Accumulated Other Comprehensive Income.

Non-current Investments

          At December 31, 2005 and 2004, the fair value of our non-current investments was $2.2 million and $1.7 million, respectively. The cost of these investments was approximately $0.9 million and $0.4 million, respectively, and consists primarily of available for sale equity securities. In February 2005, we sold certain undeveloped mining royalty interests to International Royalty Corporation, an unrelated company. As a result of this sale, we received as payment approximately $0.6 million in the form of International Royalty Corporation common stock, which is included in our non-current investments. Additionally, we recorded a gain of approximately $0.6 million, which represents the fair value of the common stock received in excess of our carrying value of such interests.

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $20.3 million at December 31, 2005, and $19.8 million at December 31, 2004.

          The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account established by the joint venture was $27.3 million at December 31, 2005, of which our 29.73% portion was $8.1 million, and $26.6 million at December 31, 2004, of which our 29.73% portion was $7.9 million.

          We have cash restricted in Venezuela to secure certain alleged unpaid tax liabilities, as discussed further in Note 8 of Notes to Consolidated Financial Statements, with the balance of these funds at December 31, 2005 and December 31, 2004, of $4.8 million and $4.6 million, respectively.

Note 3: Inventories

          Inventories consist of the following (in thousands):

	December 31,

	2005	2004

Concentrates, doré, bullion, metals in transit and other products	$10,964	$5,338
Stockpiled ore at San Sebastian mine	—	2,409
Materials and supplies	14,502	12,503

	$25,466	$20,250

          The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all of our production of gold has been exported and no sales have been made in the Venezuelan market. In May 2005, we applied for a waiver with the Central Bank of Venezuela on the requirement to sell 15% of our gold in country, however, no action has been taken.

          In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. Markets within Venezuela are limited, and historically the Central Bank of Venezuela has been the primary customer of gold. As of December 31, 2005, we held approximately 8,900 ounces of gold in product inventory until such time as we find a suitable purchaser within Venezuela for our gold or the Central Bank of Venezuela grants us a waiver on its requirement.

          In October 2004, employees at the Velardeña mill, where ore from our San Sebastian mine in Mexico was milled, initiated a strike that continued until June 2005. During the fourth quarter of 2004, the mine continued to operate and stockpile ore for future processing. During the strike, costs related to our mining operations were included in the valuation of our stockpile inventory, while costs related to the idle mill were expensed as incurred. The mine and mill are currently on care-and-maintenance status, as we reached the end of the known mine life at San Sebastian during the fourth quarter of 2005.

Note 4: Properties, Plants and Equipment and Mineral Interests, Royalty Obligations and Lease Commitments

Properties, Plants and Equipment and Mineral Interests

          Our major components of properties, plants and equipment are (in thousands):

	December 31,

	2005	2004

Mining properties, including asset retirement obligations	$13,918	$13,127
Development costs	149,815	118,411
Plants and equipment	174,016	183,581
Land	857	857
Mineral interests	6,722	7,338
Construction in progress	34,597	31,159

	379,925	354,473
Less accumulated depreciation, depletion and amortization	241,993	239,958

Net carrying value	$137,932	$114,515

          During 2005, we incurred capital expenditures of approximately $46.5 million that included the following projects:

•	Development of the 5900 level expansion at Lucky Friday, which is estimated to cost $14.7 million when complete and is 54% finished;
•	Additions to the Lucky Friday mill, including a third-stage crushing system, increased flotation capacity and a new flash cell, new column cells and tailings thickeners;
•	Development of Mina Isidora in Venezuela, which is estimated to cost approximately $34.0 million when complete, is 75.0% finished and is expected to reach full production levels in mid-2006;
•	Completion of a production shaft at the La Camorra mine in Venezuela; and
•	Installation of hydroelectric power infrastructure at the Greens Creek mine, which is estimated to cost $0.9 million when complete and is approximately 63% finished.

Royalties

          Production from the San Sebastian unit is subject to a 2.5% net smelter return royalty that escalates to 3% after the first 500,000 troy ounces of gold equivalent shipped. As of December 31, 2005, we have shipped approximately 320,000 troy ounces of gold equivalent and have made royalty payments to Monarch Resources Investments Limited (“Monarch”) and La Cuesta International (“La Cuesta”). The royalties originated from our acquisition of the concessions from Monarch and pre-existing prospecting agreements between Monarch and La Cuesta. Total royalties paid during the years ended December 31, 2005, 2004 and 2003 were $0.5 million, $0.6 million and $0.8 million, respectively. As of December 31, 2005, we have shipped approximately 320,000 troy ounces of gold equivalent. Mining activities ceased at the San Sebastian unit during the fourth quarter of 2005, as we have reached the end of the known mine life.

          The La Camorra mine purchase agreement includes a provision to pay a NSR royalty to Monarch on production exceeding a cumulative total of 600,000 ounces of gold from the properties acquired in Venezuela from them in 1999. The royalty is based on a sliding scale dependent on the price of gold. When the gold price is below $300.00 per troy ounce there is no royalty, when the price is between $300.00 and $399.99 per troy ounce the royalty is 1%, when the price is between $400.00 and $499.99 per troy ounce the royalty is 2% and when the price is $500.00 and above the royalty is 3%. The 600,000 ounce production milestone was reached in the second quarter of 2004, and gold production since that time has been subject to the provisions of the royalty agreement. As a result, approximately $0.7 million and $0.5 million in royalty expense was incurred in 2005 and 2004, respectively, and no royalties were recognized during 2003. However, the payment of these royalties have been offset by our costs incurred related to on-going tax litigation, as discussed in Note 8 of Notes to Consolidated Financial Statements.

          We are also subject to a royalty obligation on the Block B concessions in Venezuela. Under the agreement, we are required to pay CVG-Minerven, a government-owned gold mining company, a royalty of 2% to 3%, depending on the gold price, on production levels from the concessions. As a result of limited production in 2005, $0.3 million in royalty expense was incurred. Prior to inception of production, we made lease payments to CVG of $30,000 in 2004 and $24,133 in 2003.

Leases

          We enter into operating leases during the normal course of business. During the years ended December 31, 2005, 2004 and 2003, we incurred expenses of $1.2 million, $0.6 million and $0.7 million, respectively, for these leases. Future obligations under our noncancelable leases are as follows (in thousands):

Year ending December 31,

2006	$1,130
2007	347
2008	98
2009	66

Total	$1,641

Note 5: Environmental and Reclamation Activities

          The liabilities accrued for our reclamation and closure costs at December 31, 2005 and 2004, were as follows (in thousands):

	2005	2004

Operating properties:
Greens Creek	$4,962	$4,746
La Camorra	2,625	1,475
San Sebastian	1,080	1,917
Lucky Friday	545	498
Hollister	640	630
Nonoperating properties:
Grouse Creek	28,153	31,734
Coeur d’Alene Basin	23,600	23,600
Bunker Hill	2,359	4,533
Republic	2,600	2,600
All other sites	2,678	3,455

Total	69,242	75,188
Reclamation and closure costs, current	(6,328)	(9,237)

Reclamation and closure costs, long-term	$62,914	$65,951

          The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2005, 2004 and 2003, was as follows (in thousands):

Balance at January 1, 2003	$49,316
Accruals for estimated costs	23,855
Adoption of SFAS No. 143 and subsequent additions due to changes in reclamation plans	1,744
Payment of reclamation obligations	(4,867)

Balance at December 31, 2003	70,048
Accruals for estimated costs	10,086
Revision of estimated cash flows due to changes in reclamation plans	569
Payment of reclamation obligations	(6,290)

Balance at December 31, 2004	74,413
Accruals for estimated costs	923
Revision of estimated cash flows due to changes in reclamation plans	791
Payment of reclamation obligations	(6,885)

Balance at December 31, 2005	$69,242

          Below is a reconciliation as of December 31, 2005 and 2004 (in thousands), of our asset retirement obligations, which are included in our total accrued reclamation and closure costs of $69.2 million and $74.4 million, respectively, reflected above. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 6% from the time we expect to pay the retirement obligation to the time we incurred the obligation, along with assumed annual inflation of 2.5%.

	2005	2004

Balance January 1	$7,862	$7,631
Changes in obligations due to changes in reclamation plans	1,113	(15)
Accretion expense	426	263
Payment of reclamation obligations	(189)	(17)

Balance at December 31	$9,212	$7,862

          For additional information as it pertains to the recorded asset retirement obligation at the Greens Creek unit, see Note 16 of Notes to Consolidated Financial Statements.

Note 6: Income Taxes

          Major components of our income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003, relating to continuing operations are as follows (in thousands):

	2005	2004	2003

Current:
Federal	$46	$117	$—
State	26	4	6
Foreign	588	347	534

Total current income tax provision	660	468	540

Deferred:
Federal	—	—	—
Foreign	—	2,323	677

Total deferred income tax provision	—	2,323	677

Total income tax provision	$660	$2,791	$1,217

          Domestic and foreign components of income (loss) from operations before income taxes and cumulative effect of change in accounting principle, for the years ended December 31, 2005, 2004 and 2003, are as follows (in thousands):

	2005	2004	2003

Domestic	$1,675	$(9,144)	$(26,973)
Foreign	(26,375)	5,801	21,102

Total	$(24,700)	$(3,343)	$(5,871)

          As of December 31, 2005, a valuation allowance was recorded on deferred tax assets of $159.9 million. Consistent with prior years, a valuation allowance remains on the deferred assets in the U.S., Mexico and Venezuela, therefore no net deferred tax asset is recorded as of December 31, 2005. The components of the net deferred tax asset were as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Accrued reclamation costs	$25,078	$26,043
Properties, plants and equipment	3,397	—
Investment valuation differences	712	710
Postretirement benefits other than pensions	2,002	1,462
Deferred compensation	966	897
Foreign net operating losses	14,492	3,872
Federal net operating losses	105,769	110,399
State net operating losses	12,718	13,547
Tax credit carryforwards	7,380	2,604
Miscellaneous	2,570	2,973

Total deferred tax assets	175,084	162,507
Valuation allowance	(160,396)	(155,968)

Total deferred tax assets	14,688	6,539

Deferred tax liabilities:
Unrealized gain on marketable securities	(7,887)	—
Pension costs	(5,426)	(4,783)
Properties, plants and equipment	(1,102)	(699)
Inventory	(273)	(1,057)

Total deferred tax liabilities	(14,688)	(6,539)

Net deferred tax asset	$—	$—

          We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2005, 2004 and 2003, are as follows (in thousands):

	2005	2004	2003

Balance at beginning of year	$(155,968)	$(156,463)	$(150,165)

Increase related to nonutilization of net operating loss carryforwards and nonrecognition of deferred tax assets due to uncertainty of recovery	(17,774)	(5,768)	(12,408)

Increase related to net recognition of foreign deferred tax asset	—	(2,323)	(677)

Decrease related to recognition of deferred tax liability on unrealized gain	7,887	—	—

Decrease related to utilization and expiration of net operating loss carryforwards	5,459	8,586	6,787

Balance at end of year	$(160,396)	$(155,968)	$(156,463)

          The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2005		2004		2003

Computed “statutory” (benefit)/provision	$(8,398)	(34)%	$(1,137)	(34)%	$(1,996)	(34)%
Net increase (reduction) of valuation allowance on Mexican loss carryforward	—	—	2,323	69	677	12
Nonutilization of foreign net operating losses and effect of U.S. AMT, state and foreign taxes	9,058	37	1,605	48	2,536	43

	$660	3%	$2,791	83%	$1,217	21%

          As of December 31, 2005, for U.S. income tax purposes, we have net operating loss carryforwards of $310.5 million and $257.6 million for regular and alternative minimum tax purposes, respectively. These operating loss carryforwards expire over the next 15 to 20 years, the majority of which expire between 2006 and 2022. In addition, we have foreign tax operating loss carryforwards of approximately $42.6 million, which expire between 2005 and 2015. Approximately $4.7 million of U.S. regular tax loss carryforwards are subject to limitations in any given year due to mergers. Our U.S. tax loss carryforwards may also be limited upon a change in control. We have approximately $1.0 million in alternative minimum tax credit carryforwards eligible to reduce future regular U.S. tax liabilities.

Note 7: Long-term Debt and Credit Agreement

          In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lender. Amounts borrowed under the credit agreement will be available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under the credit agreement. At December 31, 2005, the recorded amount for our interest in the Greens Creek Joint Venture was $64.2 million. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At December 31, 2005, we had a $3.0 million outstanding balance under the credit agreement at an interest rate of 6.63%, and were in compliance with our covenants.

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

          In response to a request by us and ASARCO Incorporated (“ASARCO”), the Federal District Court having jurisdiction over the 1994 Decree issued an order in September 2001 that the 1994 Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the 1994 Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the 1994 Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Basin-wide Remedial Investigation/Feasibility Study. The EPA issued the ROD in September 2002, proposing a $359 million Basin-wide clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we and ASARCO requested that the Court release both parties from future work under the 1994 Decree within the Bunker Hill site.

          In November 2003, the Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the 1994 Decree. The Court held that we and ASARCO were entitled to a reduction of $7.0 million from the remaining work or costs under the 1994 Decree. Pursuant to the Court’s order, the parties to the 1994 Decree negotiated an agreement for crediting this reduction against the government’s alleged past costs under the 1994 Decree. In January 2004, the United States and the State of Idaho appealed the Federal District Court’s order modifying the 1994 Decree. In December 2005, the U.S. Ninth Circuit Court of Appeals reversed the Federal District Court’s modification of the 1994 Decree, including the $7.0 million reduction from the parties’ obligations under the 1994 Decree. We have requested a rehearing of this case by the Ninth Circuit Court of Appeals. However, there can be no assurance as to the success of any rehearing or appeal.

          Shortly after the Ninth Circuit Court of Appeals ruling in December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO may have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We are reviewing the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We anticipate exercising our right to challenge reimbursement of the alleged costs under the 1994 Decree in the event of a formal demand for payment in the future. However, an unsuccessful challenge would likely require us to increase our expenditures and/or accrual relating to the Bunker Hill site, which could be materially adverse to our financial results or condition.

          In February 2003, ASARCO entered into a Consent Decree with the United States relating to a transfer of certain assets to its parent corporation, Grupo Mexico, S.A. de C.V. The Consent Decree also addressed ASARCO’s environmental liabilities on a number of sites in the United States and required ASARCO to set aside funds in a trust account to be used for the clean-up, including the Bunker Hill site.

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

          At December 31, 2005, we estimated and accrued a liability relating to Bunker Hill of $2.4 million, which is anticipated to be made over the next three years. We have not included any amount in the accrual for government claims for past costs because we are currently unable to estimate our liability for these claims. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from the ASARCO trust (as discussed above), as well as claims to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the 1994 Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be as high as $7.0 million, the amount required to complete the total remaining obligation under the 1994 Decree. In addition, we may be liable for government past costs allegedly incurred by the government at the Bunker Hill site, as discussed above.

Coeur d’Alene River Basin Environmental Claims

          Coeur d’Alene Indian Tribe Claims

          In July 1991, the Coeur d’Alene Indian Tribe (“Tribe”) brought a lawsuit, under CERCLA, in Federal District Court in Idaho against us, ASARCO and a number of other mining companies asserting claims for damages to natural resources downstream from the Bunker Hill site over which the Tribe alleges some ownership or control. The Tribe’s natural resource damage litigation has been consolidated with the United States’ litigation described below. Because of various bankruptcies and settlements of other defendants, we are the only remaining defendant in the Tribe’s Natural Resource Damages case.

          U.S. Government Claims

          In March 1996, the United States filed a lawsuit in Federal District Court in Idaho against certain mining companies that conducted historic mining operations in the Silver Valley of northern Idaho, including us. The lawsuit asserts claims under CERCLA and the Clean Water Act, and seeks recovery for alleged damages to or loss of natural resources located in the Coeur d’Alene River Basin (“Basin”) in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that we and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. We have asserted a number of defenses to the United States’ claims.

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

          Phase I of the trial commenced on the consolidated Tribe’s and the United States’ claims in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan is to be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the United States’ clean-up plan for Phase II.

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

          Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. We and ASARCO (which, as discussed above, filed for bankruptcy in August 2005) are the only defendants remaining in the United States’ litigation. Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing as discussed above, the Idaho Federal Court vacated the January 2006 trial date. We anticipate the Court will schedule a status conference to address rescheduling the Phase II trial date once the Bankruptcy Court rules on a motion brought by the United States to declare the bankruptcy stay inapplicable to the Idaho Court proceedings. The ruling from the Bankruptcy Court is expected in 2006.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and its past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million (including the potential range of liability of $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon generally accepted accounting principles, we have accrued the minimum liability within this range, which at December 31, 2005, was $23.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the 1994 Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of December 31, 2005, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

          In March 2002, Independence Lead Mines Company (“Independence”), the holder of a net 18.52% interest in the Gold Hunter or DIA unitized area of our Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 lease agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final. In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred in late March 2004. In July 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorney fees and certain costs, which Independence has paid. In August 2004, Independence filed its Notice of Appeal with the Idaho Supreme Court. In February 2006, oral arguments were heard by the Idaho Supreme Court and a ruling is currently pending. We believe that we have complied in all material respects with all of our obligations under the 1968 lease agreement. We believe the decision by the Idaho District Court in 2004, will be upheld by the Idaho Supreme Court, although there can be no assurance to the outcome of this matter.

Nevada Litigation – Hollister Development Project

          We and our wholly owned subsidiary, Hecla Ventures Corporation, filed a lawsuit in Elko County, Nevada in April 2005 against our co-participants, Great Basin Gold Ltd. and Rodeo Creek Gold Inc., to resolve contractual disagreements involving our Earn-In Agreement (“Agreement”) entered into in August 2002 for the Hollister Development Project located in northern Nevada. In March 2006, the parties agreed to modify the agreement to reflect changing conditions at the project, revise certain deadlines and dismiss all litigation. Although there can be no assurance that other issues will not arise between the parties, we believe that they will not affect progress on the project.

Creede, Colorado, Litigation

          In May 2005, the Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against us, Barrick Goldstrike Mines Inc., Chevron USA Inc. and Chevron Resources Company (collectively the “defendants”) for alleged violations of two federal environmental statutes the Resource Conservation and Recovery Act (“RCRA”) and the Clean Water Act (“CWA”). We received service of the complaint during September 2005, which alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment in violation of the RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We intend to vigorously defend the lawsuit.

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

Venezuela Litigation

          Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”) is involved in litigation in Venezuela with SENIAT, the Venezuelan tax authority, concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra mine from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, state of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has retained the $4.3 million until such tax liabilities are settled.

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

          In a separate matter, in February 2005 we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT has alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We have reviewed SENIAT’s findings and have submitted an appeal. Any resolution could be significantly delayed, and involve further legal proceedings, additional related costs and further uncertainty. We have not accrued any amounts associated with the tax audits as of December 31, 2005. There can be no assurance that we will be successful in defending against the tax assessment, that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials will not take other actions against us, whether or not justified, which, in each case, could disrupt our operations in Venezuela and have a material adverse effect on our financial results or condition.

          See “Our foreign operations, including our operations in Venezuela and Mexico, are subject to additional inherent risks” in Item 1A – Risk Factors for more information regarding proceedings related to our Venezuelan operations.

La Camorra Shaft Construction Arbitration

          We are disputing some of the shaft construction costs relating to the production shaft commissioned at our La Camorra mine during 2005. Pursuant to the construction agreement, we submitted the matter to arbitration during November 2005. The contractor asserts $6.3 million in additional construction costs, which we dispute. We claim approximately $6.8 million in damages against the contractor for various claims and back charges related to the construction of the shaft. We believe we have grounds to dispute the contractor’s claims, although there can be no assurance that the matter will be arbitrated in our favor and we may have to pay additional amounts for construction costs.

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

Note 9: Employee Benefit Plans

Pensions and Post-retirement Plans

          We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2005, and a statement of the funded status as of December 31, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$55,453	$54,927	$1,323	$1,531
Service cost	706	578	7	6
Interest cost	3,213	3,185	77	90
Actuarial (gain) loss	2,614	254	(50)	(270)
Benefits paid	(3,522)	(3,491)	(17)	(34)

Benefit obligation at end of year	58,464	55,453	1,340	1,323

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	71,656	66,414	—	—
Actual return on plan assets	5,418	8,370	—	—
Employer and employee contributions	347	363	17	34
Benefits paid	(3,522)	(3,491)	(17)	(34)

Fair value of plan assets at end of year	73,899	71,656	—	—

Funded status at end of year	15,435	16,203	(1,340)	(1,323)
Unrecognized net actuarial gain	(4,150)	(7,015)	(352)	(338)
Unrecognized transition obligation	—	3	—	—
Unamortized prior-service cost	2,583	2,972	(92)	(17)

Net amount recognized in consolidated balance sheets	$13,868	$12,163	$(1,784)	$(1,678)

          The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2005 and 2004 (in thousands):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Other noncurrent assets:
Prepaid benefit costs	$15,960	$14,069	$—	$—
Other noncurrent liabilities:
Accrued benefit liability	(4,224)	(4,078)	(1,784)	(1,678)
Intangible asset	734	804	—	—
Accumulated other comprehensive loss	1,398	1,368	—	—

Net amount recognized	$13,868	$12,163	$(1,784)	$(1,678)

          The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Discount rate	6.00%	6.00%	6.00%	6.00%
Expected rate on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

          The above assumptions were calculated based on information as of September 30, 2005 and 2004, the measurement dates for the plans. The discount rate is generally based on the rates of return available as of the measurement date from high-quality fixed income investments, which in past years we have used Moody’s Aa bond index as a guide to setting the discount rate. The expected rate of return is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% represents approximately 80.0% of our past five-year’s average annual return rate of 10%.

          Net periodic pension cost (income) for the plans consisted of the following in 2005, 2004 and 2003 (in thousands):

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Service cost	$706	$578	$649	$6	$6	$6
Interest cost	3,213	3,186	2,978	77	90	88
Expected return on plan assets	(5,595)	(5,180)	(4,733)	—	—	—
Amortization of transition asset (obligation)	5	5	5	—	—	—
Amortization of unrecognized prior service cost	389	389	542	75	76	75
Amortization of unrecognized net gain (loss) from earlier periods	(78)	86	(65)	(20)	(8)	(22)

Net periodic pension cost (income)	$(1,360)	$(936)	$(624)	$138	$164	$147

          The weighted-average allocations of investments at September 30, 2005 and 2004, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday

	2005	2004	2005	2004

Interest-bearing cash	1%	8%	1%	13%
Equity securities	41%	40%	40%	38%
Debt securities	35%	37%	34%	34%
Real estate	10%	0%	11%	0%
Absolute return	10%	10%	11%	10%
Precious metals and other natural resources	3%	5%	3%	5%

Total	100%	100%	100%	100%

          Precious metals and other natural resources include our common stock in the amounts of $2.2 million and $3.7 million at September 30, 2005 and 2004, the measurement dates of the plan, respectively. These investments represent approximately 2.9% and 5.2% of the total combined assets of these plans at September 30, 2005 and 2004, respectively.

          Our target asset allocations are currently set in the ranges that follow:

Equity	30-46%
Fixed income	29-43%
Real estate	8-12%
Absolute return	8-12%
Precious metals and other natural resources	5-10%

          Investment objectives are established for each of the asset categories included in the pension plan with comparisons of performance against appropriate benchmarks. Our policy calls for each portion of the investments to be supervised by a qualified investment manager(s). The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter.

          The future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Hecla Plan	Lucky Friday Plan

2006	$2,661	$738
2007	2,627	812
2008	2,627	822
2009	2,636	855
2010	2,643	901
Years 2011-2015	13,984	4,952

          We do not expect to contribute to the pension plans during the next year.

          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4.3 million, $4.2 million and zero, respectively, as of December 31, 2005, and $4.5 million, $4.1 million and zero, respectively, as of December 31, 2004.

Deferred Compensation Plans

          We maintain a deferred compensation plan that was approved by our shareholders which allows eligible officers and key employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into either the stock account, with no matching contribution, or participants may utilize the investment account to purchase discounted stock options.

          During 2005, 2004 and 2003, participants accumulated 4,147, 7,130 and 4,322 common stock units, respectively, into their stock accounts. In 2005 and 2004, 4,557 and 456 common stock units, respectively, were distributed to participants in the form of common shares, with no units distributed in 2003. During 2005, 2004 and 2003, participants purchased approximately 472,614, 394,485 and 194,089 discounted stock options, respectively, under the plan. During 2005, 2004 and 2003, 11,055, 16,728 and 34,239, respectively of those options were exercised. During 2005, 36,498 discounted stock options reverted back to the plan upon employee termination.

          During 2005, the board of directors granted 173,000 restricted common stock units, 29,000 of which reverted back to the plan as the units were not vested upon employee termination. The stock units will vest in May 2006 and will be distributable based upon predetermined dates as elected by the participants.

          During 2004, the board of directors granted 187,500 restricted common stock units, 31,500 of which reverted back to the plan as the units were not vested upon employee termination. The stock units were vested in September 2005 and were distributable based upon predetermined dates as elected by the participants. During 2005, 125,000 shares of common stock were distributed.

          At December 31, 2005 and 2004, 74,026 and 57,133 common stock units, respectively, were held under the terms of the deferred compensation plan as compensation for the chairman of the board of directors.

          As of December 31, 2005 and 2004, the deferred compensation, together with matching amounts and accumulated interest, amounted to approximately $0.8 million and $0.9 million, respectively. At December 31, 2005, 4,541,554 shares were available for future grant or purchase under the plan.

Capital Accumulation Plans

          We have an employees’ Capital Accumulation Plan, which is available to all U.S. salaried and certain hourly employees after completion of two months of service. Employees may contribute from 2% to 15% of their annual compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our contribution was approximately $0.1 million each in 2005, 2004 and 2003.

          We also maintain an employee’s 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. Our contribution was approximately $35,000 in 2005, $29,000 in 2004 and $21,000 in 2003.

Note 10: Shareholders’ Equity

Common Stock

          We are authorized to issue 200,000,000 shares of common stock, $0.25 par value per share, of which 118,593,861 shares of common stock were outstanding as of December 31, 2005. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

          Registration Statements

          In July 2005, we filed a registration statement with the Securities and Exchange Commission (“SEC”) to sell up to $275.0 million of our common stock, debt, preferred stock and/or warrants. These securities may be offered from time to time, separately or together. We expect to use any proceeds from the sale of these securities for general corporate and working capital purposes, the financing of our expansion activities and the possible acquisitions of mining properties or other mining companies. The registration statement has been declared effective by the SEC, although no securities or debt have been issued under such registration statement.

          In December 2005, we filed a registration statement with the SEC to issue up to $175.0 million of common stock and warrants in connection with business combinations and/or acquisition activities. This registration statement has also been declared effective by the SEC, although no securities or debt have been issued under such registration statement.

          Rights

          Each share of our common stock is accompanied by a Series A junior participating preferred stock purchase right (a “Right”) that trades with the share of common stock. Upon the terms and subject to the conditions of our Rights Agreement dated as of May 10, 1996 (the “Rights Agreement”), a holder of a Right is entitled to purchase one one-hundredth of a share of Series A preferred stock at an exercise price of $50, subject to adjustment in several circumstances, including upon a merger. The Rights are currently represented by the certificates for our common stock and are not transferable apart there from. Transferable rights certificates will be issued at the earlier of: (i) the 10th day after the public announcement that any person or group has acquired beneficial ownership of 15% or more of our common stock (an “Acquiring Person”); or, (ii) the 10th day after a person commences, or announces an intention to commence, a tender or exchange offer the consummation of which would result in any person or group becoming an Acquiring Person. The 15% threshold for becoming an Acquiring Person may be reduced by the board of directors to not less than 10% prior to any such acquisition.

          All the outstanding Rights may be redeemed by us for $0.01 per Right prior to such time that any person or group becomes an Acquiring Person. Under certain circumstances, the board of directors may decide to exchange each Right (except Rights held by an Acquiring Person) for one share of common stock. The Rights will expire in May 2006, unless renewed or redeemed.

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

          As of December 31, 2005, there were 157,816 shares of Series B Cumulative Convertible Preferred Stock outstanding. All of the shares of our Series B Preferred Stock are listed on the New York Stock Exchange under the symbol “HLPRB.” During the years ended December 31, 2004 and 2003, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows, with no exchange offerings to preferred stockholders in 2005:

	Year ended December 31,

	2004	2003

Number of shares of Series B preferred stock exchanged for shares of common stock	306,961	288,625
Number of shares of common stock issued	2,436,098	2,183,719
Non-cash preferred stock dividend incurred in exchange (millions of dollars) (1)	$10.9	$9.6

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

          In July 2005, we paid outstanding dividends in arrears on our Series B preferred stock totaling approximately $2.3 million. Since the fourth quarter of 2004, we have declared and continue to pay our regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares. In January 2006, we paid the regularly scheduled dividend on outstanding preferred stock for the fourth quarter of 2005, and have also declared dividends for the first quarter of 2006, payable April 3, 2006.

          Redemption

          The Series B preferred stock is redeemable at our option, in whole or in part, at $50 per share, plus, in each case, all dividends undeclared and unpaid on the Series B preferred stock up to the date fixed for redemption, upon giving notice as provided below.

          Liquidation Preference

          The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2005 and 2004, our preferred stock had a liquidation preference of $7.9 million and $10.2 million, respectively.

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

Stock-Based Plans

          We use stock-based compensation plans to aid us in attracting, retaining and motivating our officers and key employees, as well as to provide us with the ability to provide incentives more directly linked to the profitability of our business and increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock and the issuance of restricted shares of our common stock, among other things.

          1987 Stock Incentive Plan

          We adopted a nonstatutory stock option plan in 1987. The ability to grant further options under the plan expired in 1997 and all remaining options issued expired during 2005. During 2005, 2004 and 2003, respectively, 15,000, 50,500 and zero options to acquire shares expired under the 1987 plan.

          1995 Stock Incentive Plan

          Our 1995 Stock Incentive Plan, as amended in 2004, authorizes the issuance of up to 11.0 million shares of our common stock pursuant to the grant or exercise of awards under the plan. The board of directors committee that administers the 1995 plan has broad authority to fix the terms and conditions of individual agreements with participants, including the duration of the award and any vesting requirements. The 1995 plan will terminate 15 years after the effective date of the plan.

          At December 31, 2005, 2004 and 2003, executives, key employees and directors had been granted options to purchase our common shares or were credited with common shares under the stock-based plans described below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below.

	2005	2004	2003

Weighted average fair value of options granted	$1.46	$2.49	$1.93
Expected stock price volatility	54.30%	70.86%	77.38%
Risk-free interest rate	3.62%	2.59%	1.90%
Expected life of options	2.8 years	2.8 years	3.2 years

          We measure compensation cost for stock option plans using the intrinsic value method of accounting prescribed by APB No. 25 and have provided the required disclosures under SFAS No. 123. Effective January 1, 2006, we adopted SFAS No. 123(R), which supersedes APB No. 25, and will require us to recognize compensation expense for employee services rendered in exchange for an award of equity instruments, based on the grant-date fair value of the award over the period during which the employee is required to provide service in exchange for the award. As of December 31, 2005, all of our outstanding stock options were vested and will not impact future year’s net income (loss) under SFAS No. 123(R). Had compensation expense for our stock-based plans been determined based on market value at grant dates consistent with the provisions of SFAS No. 123, our losses and per share losses applicable to common shareholders would have been increased to the pro-forma amounts indicated in Stock Option Expense of Note 1 of Notes to Consolidated Financial Statements.

          During 2005, 2004 and 2003, respectively, options to acquire 801,820, 752,000 and 1,186,000 shares were granted to our officers and key employees. The 2005 and 2003 options were granted without vesting requirements, and 702,000 of the 752,000 options granted in 2004 did not include vesting requirements. The remaining 50,000 options granted in 2004 had vesting requirements that called for 25,000 options to vest in September 2005 and 25,000 options in September 2006. The 50,000 options granted in 2004 with vesting requirements have since expired.

          During 2005, 2004 and 2003, respectively, 206,500, 1,500, and 1,334 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. At December 31, 2005, 2004 and 2003, respectively, there were 4,476,040, 5,071,360 and 821,860 shares available for future grant under the 1995 plan.

          In 2003, 186,055 shares of our common stock were issued under the 1995 plan to key personnel as payment for incentive compensation earned during the previous year. No shares were issued in 2005 and 2004 for such incentive compensation.

          Transactions concerning stock options pursuant to the 1987 and 1995 stock option plans are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2003	2,801,670	$3.99

Year ended December 31, 2003
Granted	1,186,000	$4.95
Exercised	(1,933,434)	$3.43
Expired	(1,334)	$3.23

Outstanding, December 31, 2003	2,052,902	$5.08

Year ended December 31, 2004
Granted	752,000	$5.99
Exercised	(340,234)	$4.34
Expired	(52,000)	$9.58

Outstanding, December 31, 2004	2,412,668	$5.37

Year ended December 31, 2005
Granted	801,820	$4.92
Exercised	(88,168)	$2.55
Expired	(221,500)	$6.17

Outstanding, December 31, 2005	2,904,820	$5.27

          The following table displays exercisable stock options under the 1987 and 1995 stock option plans, and the weighted average exercise price of the exercisable options as of December 31, 2005, 2004 and 2003:

	2005	2004	2003

Exercisable options	2,904,820	2,362,668	2,052,902
Weighted average exercise price	$5.27	$5.35	$5.08

          The following table presents information about the stock options outstanding as of December 31, 2005:

			Weighted Average

		Range of		Remaining
	Shares	Exercise Price	Exercise Price	Life (years)

Exercisable options	124,000	$1.13 - $1.31	$1.13	0.6
Exercisable options	152,000	$2.88 - $3.23	$3.23	0.5
Exercisable options	1,191,820	$4.08 - $5.19	$4.78	3.5
Exercisable options	1,304,000	$5.63 - $8.00	$6.01	2.5
Exercisable options	133,000	$8.63 - $8.63	$8.63	0.2

Total all options	2,904,820	$1.13 - $8.63	$5.27	2.6

          The above stock option information excludes stock options purchased under the 2002 Deferred Compensation Plan discussed in more detail in Note 9 of Notes to Consolidated Financial Statements.

          For the year ended December 31, 2003, approximately $1.0 million was recognized for variable plan accounting and accruals on employee stock option plans. In 2005 and 2004, we recognized credits of $41,000 and $0.4 million, respectively, for variable plan accounting and accruals under the employee stock option plans. In 2005 and 2004, the board of directors approved extensions of one year on the term of 150,000 and 385,000 stock options, respectively, and we recognized expense of $0.3 million and $0.4 million associated with the modification in terms.

          Directors’ Stock Plan

          In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. On May 6, 2005, our shareholders approved an amendment to the directors’ stock plan. As a result of this amendment, each nonemployee director is to be credited on May 30 of each year that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to nonemployee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered.

          A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2005, 2004 and 2003, respectively, 22,494, 13,650, and 18,780 shares were credited to the nonemployee directors. During 2005, 2004 and 2003, $103,000, $88,000, and $78,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2005, there were 821,452 shares available for grant in the future under the plan.

Note 11: Derivative Instruments

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production,. thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At December 31, 2005, we had no outstanding forward sales contracts, commodity put and call options contracts or other hedging positions.

          In accordance with our risk management policy, in July 2004 we entered into forward sales contracts for 7,425 metric tons of lead to hedge lead produced at the Lucky Friday unit to protect against the risk that its market price may decline and decrease our future cash flows. These contracts were required to be accounted for as derivatives under SFAS No. 133, and as such, we designated these contracts as cash flow hedges. The contract ended in June 2005.

          We formally document all relationships between hedge derivative instruments and the items they are hedging, as well as the risk-management goals and strategy for entering into hedge transactions. For these documented relationships, we formally assess, both at the start of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of hedged items, and whether those derivatives are expected to remain highly effective in the future. The ineffective portion of the hedge is reclassified from other comprehensive income (loss) (“OCI”) to net income (loss) in each reporting period when applicable. The following table presents the change in gains (losses) accumulated in OCI for our hedge contracts (in thousands):

At January 1, 2004	$—
Change in fair value	(1,208)
Hedge losses transferred to earnings	310	(a)
Hedge ineffectiveness transferred to earnings	135	(b)

At December 31, 2004	(763)
Hedge losses transferred to earnings	677	(a)
Hedge ineffectiveness transferred to earnings	86	(b)

At December 31, 2005	$—

(a)	Included as sales of products on the consolidated statement of operations.
(b)

Included as sales of products on the consolidated statement of operations. A portion of our smelter treatment charge is linked to the lead price. As the lead price increased our treatment charge also increased, thus creating the hedge to be less than 100% effective. During the contract period, our lead hedges were approximately 82% effective, with the ineffective portion reclassified to sales of products during each reporting period.

Note 12: Business Segments

          We are organized and managed by four segments, which represent our operating units and various exploration targets during 2005, 2004 and 2003: the La Camorra unit and various exploration activities in Venezuela, the San Sebastian unit and various exploration activities in Mexico, the Greens Creek unit and the Lucky Friday unit. Prior to 2005, we were organized according to the geographical areas in which we operated, Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit).

          We have changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for all periods presented. General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.” We consider interest expense, interest income and income taxes general corporate expenses and are not allocated to our segments.

          Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,

	2005	2004	2003

La Camorra	35.4%	36.6%	33.7%
San Sebastian	11.5%	23.1%	30.0%
Greens Creek	33.3%	26.1%	25.1%
Lucky Friday	19.8%	14.2%	10.8%
Other	—	—	0.4%

	100%	100%	100%

          The tables below present information about reportable segments as of and for the years ended December 31 (in thousands).

	2005	2004	2003

Net sales to unaffiliated customers:
La Camorra	$39,009	$47,884	$39,192
San Sebastian	12,632	30,229	34,956
Greens Creek	36,728	34,153	29,107
Lucky Friday	21,792	18,560	12,578
Other	—	—	520

	$110,161	$130,826	$116,353

Income (loss) from operations:
La Camorra	$(7,614)	$6,718	$10,344
San Sebastian	(7,711)	3,557	11,906
Greens Creek	9,268	9,088	4,192
Lucky Friday	3,702	3,642	131
Other	(23,989)	(27,771)	(33,627)

	$(26,344)	$(4,766)	$(7,054)

Capital expenditures (including non-cash additions):
La Camorra	$30,743	$31,848	$13,879
San Sebastian	200	984	3,863
Greens Creek	5,001	3,754	1,887
Lucky Friday	10,277	4,856	—
Other	265	354	1,156

	$46,486	$41,796	$20,785

Depreciation, depletion and amortization:
La Camorra	$9,622	$11,439	$8,538
San Sebastian	3,180	3,659	3,597
Greens Creek	7,067	6,594	7,986
Lucky Friday	593	(140)	—
Other	621	326	341

	$21,083	$21,878	$20,462

Other significant non-cash items:
La Camorra	$1,521	$43	$(475)
San Sebastian	38	223	165
Greens Creek	286	157	274
Lucky Friday	13	35	(57)
Other	767	9,813	23,120

	$2,625	$10,271	$23,027

Identifiable assets:
La Camorra	$104,491	$80,198	$47,538
San Sebastian	7,208	23,362	17,837
Greens Creek	64,235	67,528	67,183
Lucky Friday	21,457	10,164	4,356
Other	74,775	98,196	141,281

	$272,166	$279,448	$278,195

          The following is sales information by geographic area, based on the location of concentrate shipments and location of parent company for sales to metal traders, for the years ended December 31 (in thousands):

	2005	2004	2003

United States	$2,528	$3,474	$13,698
Canada	60,295	46,174	21,698
Mexico	4,999	9,193	14,468
United Kingdom	6,031	40,825	16,970
Japan	23,167	17,069	34,500
Korea	10,167	12,164	8,407
Other foreign	2,974	1,927	6,612

	$110,161	$130,826	$116,353

          The following are our long-lived assets by geographic area as of December 31 (in thousands):

	2005	2004	2003

United States	$66,622	$59,365	$57,443
Venezuela	67,942	48,773	28,811
Mexico	3,368	6,377	9,061

	$137,932	$114,515	$95,315

          Sales to significant metals customers as a percentage of total sales were as follows for the years ended December 31:

	2005	2004	2003

Scotia Mocatta	32.5%	15.7%	1.4%
Teck Cominco Ltd.	24.8%	20.2%	21.1%
Mitsui	11.2%	—	—
Mitsubishi International Corp.	—	7.5%	26.2%
Met-Mex Peñoles, S.A. de C.V.	4.5%	7.2%	13.7%
Standard Bank of London	3.0%	19.4%	15.2%

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

          The carrying amounts for restricted cash and investments and current liabilities are a reasonable estimate of their fair values. Fair value for equity securities investments is determined by quoted market prices as recognized in the financial statements. Fair value of forward contracts are supplied by our counterparties and reflect the difference between the contract prices and forward prices available on the date of valuation. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities. The estimated fair values of our financial instruments are as follows (in thousands):

	December 31,

	2005		2004

	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Financial assets (liabilities):
Short-term investments	$40,862	$40,862	$46,328	$46,328
Investments	$20,340	$20,340	$19,789	$19,789
Long-term debt	$(3,000)	$(3,000)	$—	$—
Lead forward sales contracts	$—	$—	$(897)	$(897)

Note 14: Loss per Common Share

          The following table presents a reconciliation of the numerators and denominators used in the basic and diluted loss per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the losses applicable to common shareholders in computing basic and diluted loss per common share (dollars and shares in thousands, except per share amounts). Non-cash dividends of approximately $10.9 million in 2004 and $9.6 million in 2003 were included in the amounts related to completed preferred stock exchange offerings. For additional information relating to the exchange offerings, see Note 10 of Notes to Consolidated Financial Statements.

	2005	2004	2003

Income (loss) before cumulative effect of change in accounting principle and preferred stock dividends	$(25,360)	$(6,134)	$(7,088)
Add: Cumulative effect of change in accounting principle	—	—	1,072
Less: Preferred stock dividends	(552)	(11,602)	(12,154)

Basic and diluted loss applicable to common shareholders	$(25,912)	$(17,736)	$(18,170)

Basic and dilutive weighted average shares	118,458	118,048	110,610

Basic and diluted loss per common share	$(0.22)	$(0.15)	$(0.16)

          These calculations of diluted losses per share exclude the effects of convertible preferred stock ($7.9 million in 2005, and in 2004 and $23.2 million in 2003), restricted stock units, as well as common stock issuable upon the exercise of various stock options, as their conversion and exercise would be antidilutive, as follows:

	2005	2004	2003

1987 and 1995 Stock Incentive Plans
Stock options	2,904,820	2,412,668	2,052,902

2002 Key Employee Deferred Compensation Plan
Stock options	969,408	544,347	202,218
Stock units	11,300	10,998	5,195
Restricted stock units	175,000	185,500	—

Note 15: Other Comprehensive Income (Loss)

          Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) On Securities	Minimum Pension Liability Adjustment	Change in Derivative Contracts	Total Accumulated Other Comprehensive Income (Loss)

Balance January 1, 2003	23	—	(59)	(36)
2003 change	647	(1,400)	36	(717)

Balance December 31, 2003	670	(1,400)	(23)	(753)
2004 change	2,481	32	(740)	1,773

Balance December 31, 2004	3,151	(1,368)	(763)	1,020
2005 change	17,994	(31)	763	18,726

Balance December 31, 2005	$21,145	$(1,399)	$—	$19,746

Note 16: Investment in Greens Creek Joint Venture

          The Greens Creek unit is operated through a joint venture arrangement, of which we own an undivided 29.73% interest in its assets. The remaining 70.27% owners are wholly owned subsidiaries of Kennecott Minerals. Under the joint venture agreement, the joint participants, are entitled to indemnification from each other and are severally liable only for the liabilities in proportion to their interest therein. If a participant defaults on its obligations under the terms of the joint venture, we could incur losses in excess of our pro-rata share of the joint venture. In the event any participant so defaults, the agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting party’s share of products, or its joint venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to us, we have no reason to believe that our joint venture participants with respect to the Greens Creek unit will be unable to meet their financial obligations under the terms of the agreement.

          The following summarized balance sheets as of December 31, 2005 and 2004, and the related summarized statement of operations for the years ended December 31, 2005, 2004 and 2003, are derived from the audited financial statements of the Greens Creek joint venture. The financial information below is presented on a 100% basis (in thousands).

          Balance Sheet

	2005	2004

Assets:
Current assets	$26,257	$31,996
Properties, plants and equipment, net	119,418	122,955
Securities held for reclamation fund	27,315	26,499

Total assets	$172,990	$181,450

Liabilities and equity:
Liabilities	$36,597	$29,495
Equity	136,393	151,955

Total liabilities and equity	$172,990	$181,450

          Summary of Operations

	2005	2004	2003

Net revenue	$132,146	$123,751	$105,259

Operating income	$29,499	$29,558	$17,406

Net income	$30,438	$30,007	$15,130

          Our portion of the assets and liabilities of the Greens Creek unit are recorded pursuant to the proportionate consolidation method, whereby 29.73% of the assets and liabilities of the Greens Creek unit are included in our consolidated financial statements, subject to adjustments to conform with our accounting policies. We have adjusted the calculation of our asset retirement obligation as prepared on a 100% basis to arrive at our recorded liability of $5.0 million, as included in Note 5 of Notes to Consolidated Financial Statements. At December 31, 2005, the asset retirement obligation as recorded on a 100% basis was $26.1 million, which on a 29.73% basis would have been $7.8 million. Material adjustments to our calculation included differing assumptions of contingencies, interest rate and third-party future expenditures.

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2005
Index to Exhibits

3.1

Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491), and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on February 21, 2006 (File No. 1-8491), and incorporated herein by reference.

4.1(a)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference.

4.1(b)

Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491), and incorporated herein by reference.

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

10.1(a)

Employment agreement dated November 6, 2001, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Michael H. Callahan, Ronald W. Clayton, Lewis E. Walde, Ms. Vicki Veltkamp (Larson), Thomas F. Fudge, Jr., and Ian Atkinson. The agreements with the latter two individuals terminated on August 1, 2005 and October 7, 2005, respectively. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491), and incorporated herein by reference. (1)

10.1(b)

Written description of the severance arrangement entered into between Hecla Mining Company and Mr. Thomas F. Fudge, Jr., the Registrant’s former Vice President of Operations, who resigned on August 1, 2005. Filed under Item 1.01 to Registrant’s Current Report on Form 8-K dated August 3, 2005 (File No. 1-8491), which item is incorporated herein by reference. (1)

10.2(a)	1987 Nonstatutory Stock Option Plan of the Registrant. Filed as exhibit B to Registrant’s Proxy Statement dated March 20, 1987 (File No. 1-8491), and incorporated herein by reference. (1)

10.2(b)

Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 10.2(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.2(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. (1) *

10.2(d)	Hecla Mining Company Key Employee Deferred Compensation Plan, as amended. See also exhibit 10.2(e) herein. (1) *

10.2(e)

Hecla Mining Company form of Non-Qualified Stock Option Agreement (Under the Key Employee Deferred Compensation Plan) entered into between Hecla Mining Company and participants under the Key Employee Deferred Compensation Plan, as amended. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-8491), and incorporated herein by reference. (1)

10.2(f)

On May 5 and 6, 2005, the Registrant took several actions with respect to executive compensation matters. The actions were previously disclosed in a Current Report on Form 8-K filed on March 12, 2005 (File No. 1-8491), under Item 1.01, and exhibits 10.2, 10.3 and 10.4, all of which is incorporated herein by reference. (1)

10.2(g)

Written description of objectives for the 2005 – 2007 plan period under the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan, a description of which was previously filed as Exhibit 10.7(b) to the Registrant’s Form 10-Q/A filed on March 15, 2005, which amended the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 12, 2005. (1)

10.3(a)

Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1985 (File No. 1-8491), and incorporated herein by reference. (1)

10.3(b)

Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.3(c)

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.4

Form of Indemnification Agreement dated December 14, 2004, between Hecla Mining Company and Arthur Brown (Registrant has substantially identical agreements with each of Messrs. David J. Christensen, John E. Clute, Ted Crumley, Charles L. McAlpine, George R. Nethercutt, Jr. (dated February 25, 2005), Jorge E. Ordoñez C., Anthony P. Taylor, Phillips S. Baker, Jr., Lewis E. Walde, Ronald W. Clayton, Michael H. Callahan, Ms. Vicki Veltkamp (Larson), Joe Coors Jr., Thomas F. Fudge, Jr., and Ian Atkinson. Such substantially identical agreements are not included as separate exhibits.) Filed as exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.5(a)

Hecla Mining Company Performance Pay Compensation Plan. Filed as exhibit 10.5(a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.5(b)

Written description of objectives for 2005 under the Hecla Mining Company Performance Payment Plan. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.5(c)

Written description of the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan. Filed as exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005 (File No. 1-8491), and incorporated herein by reference. (1)

10.5(d)

Written description of objectives for the 2004-2006 plan period under the Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan, which Plan was previously filed as exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005. Filed as exhibit 10.6(c) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2004, filed on March 16, 2005 (File No. 1-8491), and incorporated herein by reference. (1)

10.6(a)

Golden Eagle Operating Agreement between Kinross (f/k/a Echo Bay Mines Ltd., successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491), and incorporated herein by reference.

10.6(b)

First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002,by and between Kinross (f/k/a Echo Bay Mines Ltd., successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395), and incorporated herein by reference.

10.7

Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491), and incorporated herein by reference.

10.8

Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491), and incorporated herein by reference.

10.9

Earn-in Agreement Amendment dated February 28, 2006, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 2, 2006 (File No. 1-8491), and incorporated herein by reference. See also exhibit 10.10 herein.

10.10

Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395), and incorporated herein by reference.

10.11

Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395), and incorporated herein by reference.

10.12

Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-8491), and incorporated herein by reference.

10.13

Credit Agreement dated as of September 12, 2005, among Hecla Mining Company as Borrower, the Bank of Nova Scotia, as the Administrative Agent for the Lenders and N M Rothschild & Sons Limited, as the Technical Agent for the Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 14, 2005 (File No. 1-8491), and incorporated herein by reference.

11.	Computation of weighted average number of common shares outstanding.*

12.	Calculation of Ratio of Earnings to Fixed Charges.*

21.	List of subsidiaries of the Registrant.*

23.1	Consent of PricewaterhouseCoopers LLP.*

23.2	Consent of BDO Seidman, LLP.*

23.3	Consent of AMEC E&C Services.*

23.4	Consent of Roscoe Postle Associates Inc.*

23.5	Consent of Associated Mining Consultants Ltd.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Indicates a management contract or compensatory plan or arrangement.

* Filed herewith