Form 10-Q
period 2006-03-31
HECLA MINING CO/DE/
filed 2006-05-10
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☒       Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 5, 2006
Common stock, par value	119,179,637
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2006

I  N  D  E  X*

*Certain items are omitted, as they are not applicable.

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets (unaudited)
(In thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$42,156	$6,308
Short-term investments and securities held for sale	12,000	40,862
Accounts and notes receivable:
Trade	12,845	5,479
Other	9,422	12,116
Inventories	28,019	25,466
Other current assets	4,903	3,546

Total current assets	109,345	93,777
Investments	3,780	2,233
Restricted cash and investments	20,576	20,340
Properties, plants and equipment, net	137,339	137,932
Other non-current assets	21,959	17,884

Total assets	$292,999	$272,166

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$16,323	$16,684
Dividends payable	138	138
Accrued payroll and related benefits	9,942	10,452
Accrued taxes	3,505	2,529
Trade note payable	1,060	—
Current portion of accrued reclamation and closure costs	6,365	6,328

Total current liabilities	37,333	36,131
Long-term debt	—	3,000
Accrued reclamation and closure costs	62,178	62,914
Other non-current liabilities	9,437	8,791

Total liabilities	108,948	110,836

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
157,816 shares issued, liquidation preference 2006 and 2005 – $7,891	39	39
Common stock, $0.25 par value, authorized 200,000,000 shares;
issued 2006 – 119,100,911 shares and
issued 2005 – 118,602,135 shares	29,775	29,651
Capital surplus	511,100	508,104
Accumulated deficit	(357,836)	(396,092)
Accumulated other comprehensive income	1,091	19,746
Less treasury stock, at cost; 8,274 common shares	(118)	(118)

Total shareholders’ equity	184,051	161,330

Total liabilities and shareholders’ equity	$292,999	$272,166

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended

	March 31, 2006	March 31, 2005

Sales of products	$39,790	$24,434

Cost of sales and other direct production costs	19,910	15,143
Depreciation, depletion and amortization	8,147	3,826

	28,057	18,969

Gross profit	11,733	5,465

Other operating expenses:
General and administrative	3,100	2,642
Exploration	3,388	2,792
Pre-development expense	1,494	2,134
Depreciation and amortization	309	146
Other operating expense	240	692
Provision for closed operations and environmental matters	715	334

	9,246	8,740

Income (loss) from operations	2,487	(3,275)

Other income (expense):
Gain on sale of investments	36,422	—
Interest income	607	430
Interest expense	(127)	(33)

	36,902	397

Net income (loss) from operations, before income taxes	39,389	(2,878)
Income tax provision	(995)	(418)

Net income (loss)	38,394	(3,296)
Preferred stock dividends	(138)	(138)

Income (loss) applicable to common shareholders	$38,256	$(3,434)

Comprehensive income (loss):
Net income (loss)	$38,394	$(3,296)
Change in derivative contracts	—	399
Reclassification of gain on sale of marketable securities included in net income	(36,422)	—
Unrealized holding gains (losses) on investments	16,683	(580)

Comprehensive income (loss)	$18,655	$(3,477)

Basic and diluted income (loss) per common share after preferred dividends	$0.32	$(0.03)

Weighted average number of common
shares outstanding – basic	118,756	118,381

Weighted average number of common
shares outstanding – diluted	119,288	118,381

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended

	March 31, 2006	March 31, 2005

Operating activities:
Net income (loss)	$38,394	$(3,296)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	8,456	3,972
Gain on sale of investments	(36,422)	—
(Gain) loss on disposition of properties, plants and equipment	(22)	14
Gain on sale of royalty interests	(341)	(550)
Provision for reclamation and closure costs	98	253
Stock compensation	271	161
Change in assets and liabilities:
Accounts and notes receivable	(7,059)	(619)
Inventories	(2,553)	(3,695)
Other current and non-current assets	(2,098)	(1,614)
Accounts payable and accrued expenses	(352)	(598)
Accrued payroll and related benefits	456	(575)
Accrued taxes	976	(24)
Accrued reclamation and closure costs and other non-current liabilities	(107)	(414)

Net cash used in operating activities	(303)	(6,985)

Investing activities:
Additions to properties, plants and equipment	(7,885)	(9,815)
Proceeds from sales of investments	57,423	—
Proceeds from disposition of properties, plants and equipment	—	17
Increase in restricted investments	(236)	(133)
Purchases of short-term investments and other securities held for sale	(20,200)	(44,694)
Maturities of short-term investments and other securities held for sale	8,200	42,721

Net cash provided by (used in) investing activities	37,302	(11,904)

Financing activities:
Common stock issued under stock option plans	846	161
Dividends paid to preferred shareholders	(138)	(138)
Borrowings on debt	4,060	—
Repayments on debt	(6,000)	—
Other financing activities	81	—

Net cash (used in) provided by financing activities	(1,151)	23

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	35,848	(18,866)
Cash and cash equivalents at beginning of period	6,308	34,460

Cash and cash equivalents at end of period	$42,156	$15,594

        The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.   Basis of Preparation of Financial Statements

        In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2005, as it may be amended from time to time.

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

Note 2.   Short-term Investments, Investments and Restricted Cash

Short-term Investments and Securities Held for Sale

        Investments at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Adjustable rate securities	$12,000	—
Marketable equity securities (cost – $21,001)	—	40,862

	$12,000	$40,862

        Adjustable rate securities are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. Marketable equity securities are carried at fair market value. In January 2006, we sold common stock of Alamos Gold Inc., generating a $36.4 million pre-tax gain and providing $57.4 million of cash proceeds. In late 2004 and early 2005, we acquired our interest in Alamos for approximately $21.0 million, which was recorded at fair market value on our consolidated balance sheet at December 31, 2005, under Short-term Investments. The unrealized gain on these securities at December 31, 2005 was $19.9 million and was included as a component of Shareholders’ Equity under Accumulated Other Comprehensive Income.

Non-current Investments

        At March 31, 2006 and December 31, 2005, the fair value of our non-current investments was $3.8 million and $2.2 million, respectively, the costs of which were approximately $1.3 million and $0.9 million.

Restricted Cash and Investments

        Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $20.6 million at March 31, 2006, and $20.3 million at December 31, 2005. The Greens Creek joint venture maintains a restricted fund for reclamation funding, which we estimate our portion to increase by approximately $1.0 million during the second quarter of 2006, from $8.2 million recorded at March 31, 2006.

Note 3.   Income Taxes

        For the three months ended March 31, 2006, we recorded a $1.0 million income tax provision primarily for U.S. alternative minimum tax and foreign withholding taxes payable. Included in the provision is alternative minimum tax expense related to the sale of common stock of Alamos Gold, Inc., for which we recognized a gain of $36.4 million. The gain was offset by our U.S. income tax loss carryforwards and partially offset by alternative minimum tax loss carryforwards, resulting in a net combined U.S. federal and state effective tax rate on the transaction of approximately 2.0%, or $0.8 million. For the three months ended March 31, 2005, we recorded a $0.4 million provision, consisting primarily of U.S. alternative minimum tax, foreign withholding taxes and foreign income tax payable.

        The income tax provision for the first three months of 2006 varies from the amount that would have resulted from applying the statutory income tax rate to pretax income primarily due to utilization of U.S. tax net operating loss carryforwards. The income tax provision for the first three months of 2005 varies from the amount that would have resulted from applying the statutory income tax rate to pretax income primarily due to non-utilization of foreign tax losses partially offset by utilization of U.S tax net operating loss carryforwards.

Note 4.   Inventories

        Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Concentrates, doré, bullion, metals in
transit and other products	$13,970	$10,964
Materials and supplies	14,049	14,502

	$28,019	$25,466

        The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are required by current regulations to sell 15% of our production within the country. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. Since we began operating in Venezuela in 1999, all of our production of gold has been exported and no sales have been made in the Venezuelan market. In May 2005, we applied for a waiver with the Central Bank of Venezuela of the requirement to sell 15% of our gold in country, which has not been granted at the time of this filing.

        In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. Included in sales for the first quarter of 2006 are revenues from the sale of gold into a limited local market. At March 31, 2006, approximately 11,500 ounces were held in product inventory subject to sale within local markets, compared to 8,900 held at December 31, 2005. There can be no assurance that local markets can absorb our current inventory or future production for local sale without requiring a substantial discount.

Note 5.   Commitments and Contingencies

Bunker Hill Superfund Site

        In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square mile site located near Kellogg, Idaho (“the Bunker Hill site”). The 1994 Consent Decree (the “Bunker Hill Decree” or “Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill site. Parties to the Decree included us, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently settled all of its obligations under the Bunker Hill Decree.

        In response to a request by us and ASARCO, the Federal District Court having jurisdiction over the Bunker Hill Decree issued an order in September 2001 that the Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the Bunker Hill Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Coeur d’Alene Basin (“Basin”) Remedial Investigation/Feasibility Study. The EPA issued the ROD in September 2002, proposing a $359 million Basin-wide clean up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we and ASARCO requested that the Court release both parties from future work under the Bunker Hill Decree.

        In November 2003, the Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the Bunker Hill Decree. The Court held that we and ASARCO were entitled to a reduction of $7.0 million from the remaining work or costs under the Decree. The parties agreed to credit this $7.0 million reduction against the government’s alleged past costs under the Decree, although historically we had not recorded this credit to offset our estimated future costs. In January 2004, the United States and the State of Idaho appealed the modification to the Decree. In December 2005, the U.S. Ninth Circuit Court of Appeals reversed the Federal District Court’s order, including the $7.0 million reduction from the parties’ obligations under the Decree. Our petition for a rehearing of this matter was denied in April 2006. We are assessing further courses of action in response to the denial of our petition for a rehearing.

        Shortly after the Ninth Circuit Court of Appeals ruling in December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO may have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs, if any, we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We have requested that the EPA provide additional documentation relating to these costs, which has not been provided as of the date of this filing. We anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to increase our expenditures and/or accrual relating to the Bunker Hill site, which could be materially adverse to our financial results or financial condition.

        In 1994, we entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the Bunker Hill Decree. ASARCO is in default of its obligations under the cost-sharing agreement and consequently in August 2005, we filed a lawsuit against ASARCO in Idaho State Court seeking amounts due us for work completed under the Decree. Additionally, we have claimed certain amounts due us under a separate agreement related to expert costs incurred to defend both parties with respect to the Basin litigation in Federal District Court, discussed further below. After we filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay is in effect for our claims against ASARCO. We are unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and will assert our claims in the context of the bankruptcy proceeding.

        The accrued liability balance at March 31, 2006 relating to the Bunker Hill site was $2.4 million, which is anticipated to be spent over the next two through thirty years. The liability balance represents our portion of the remaining remediation activities associated with the site, as well as our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree. We have not included any amount in the accrual for government claims for past costs because, in accordance with GAAP, we are currently unable to estimate our liability for these claims. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be as high as $6.4 million, the amount required to complete the estimated total remaining obligation under the Decree. In addition, we may be liable for government past costs allegedly incurred by the government at the Bunker Hill site, as discussed above.

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

        U.S. Government Claims

        In March 1996, the United States filed a lawsuit in Federal District Court in Idaho against certain mining companies, including us, that conducted historic mining operations in the Silver Valley of northern Idaho. The lawsuit asserts claims under CERCLA and the Clean Water Act, and seeks recovery for alleged damages to, or loss of, natural resources located in the Coeur d’Alene River Basin (“Basin”) in northern Idaho for which the United States asserts it is the trustee under CERCLA. The lawsuit claims that the defendants’ historic mining activity resulted in releases of hazardous substances and damaged natural resources within the Basin. The suit also seeks declaratory relief that we and other defendants are jointly and severally liable for response costs under CERCLA for historic mining impacts in the Basin outside the Bunker Hill site. We have asserted a number of defenses to the United States’ claims.

        As discussed above, in May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the ROD on the Basin in September 2002, proposing a $359 million Basin-wide clean up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.

        During 2000 and 2001, we were involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, we may participate in similar settlement negotiations in the future.

        Phase I of the trial commenced on the consolidated Tribe’s and the United States’ claims in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan is to be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the United States’ clean-up plan, for Phase II.

        The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in Phase II of the litigation of the trustees’ percentage of trusteeship in co-managed resources. The United States and the Tribe are re-evaluating their claims for natural resource damages for Phase II. We believe we have limited liability for natural resource damages because of the actions of the Court described above; however, such claims may be in the range of $2.0 billion to $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the United States and Tribe’s natural resources damage claims, we are currently unable to estimate any liability or range of liability for these claims.

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

        Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and its past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million (including the potential range of liability of $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at March 31, 2006, was $23.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations.

Insurance Coverage Litigation

        In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of March 31, 2006, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

        In March 2002, Independence Lead Mines Company (“Independence”), the holder of a net 18.52% interest in the Gold Hunter area (also known as the DIA properties) of our Lucky Friday unit, notified us of certain alleged defaults by us under the 1968 lease agreement between the unit owners (Independence and us under the terms of the 1968 DIA Unitization Agreement) as lessors and defaults by us as lessee and operator of the properties. We are a net 81.48% interest holder under these Agreements. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties, and our decisions with respect to the character of work are final.

        In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred in late March 2004. In July 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorney fees and certain costs, which Independence has paid. In August 2004, Independence filed its Notice of Appeal with the Idaho Supreme Court. Oral arguments were heard by the Idaho Supreme Court in February 2006. In April 2006, the Idaho Supreme Court ruled in our favor on all of Independence’s claims. We believe that Independence has exhausted the appeals process and that the matter has concluded.

Nevada Litigation – Hollister Development Project

        We and our wholly owned subsidiary, Hecla Ventures Corporation, filed a lawsuit in Elko County, Nevada in April 2005 against our co-participants, Great Basin Gold Ltd. and Rodeo Creek Gold Inc., to resolve contractual disagreements involving our Earn-In Agreement entered into in August 2002 for the Hollister Development Project located in northern Nevada. In March 2006, the parties agreed to modify the Earn-In Agreement to reflect changing conditions at the project, revise certain deadlines and dismiss all litigation. Although there can be no assurance that other disagreements will not arise between the parties, we believe that they will not likely affect progress on the project.

Creede, Colorado, Litigation

        In May 2005, the Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against us, Barrick Goldstrike Mines Inc., Chevron USA Inc. and Chevron Resources Company (collectively the “defendants”) for alleged violations of the Resource Conservation and Recovery Act (“RCRA”) and the Clean Water Act (“CWA”). The complaint alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment in violation of the RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We have asserted various defenses to the plaintiff’s claims and intend to vigorously defend the lawsuit.

Venezuela Litigation

        Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”) is involved in litigation in Venezuela with SENIAT, the Venezuelan tax authority, concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra mine from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for the pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolivar City, state of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has retained the $4.3 million until such tax liabilities are settled.

        In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV will pay approximately $0.8 million in exchange for release of the alleged tax liabilities. In a separate agreement, Monarch will reimburse MHV for all amounts expended in settling the case, including response costs, through a reduction in MHV’s royalty obligations to Monarch. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, and that MHV’s settlement efforts will be successful, there can be no assurances as to the outcome of this proceeding until a final settlement is approved by the court. If the tax court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela and have a material adverse effect on our financial results or condition.

        In a separate matter, in February 2005 we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We reviewed SENIAT’s findings and submitted an appeal. In March 2006, the appeal was resolved in our favor and we were found not liable for the $3.8 million assessment. However, there can be no assurance that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials will not take other actions against us, whether or not justified, which, in each case, could materially disrupt our operations in Venezuela and have a material adverse effect on our financial results or condition.

La Camorra Shaft Construction Arbitration

        We are disputing some of the shaft construction costs relating to the production shaft commissioned at our La Camorra mine during 2005. Pursuant to the construction agreement, we submitted the matter to arbitration in November 2005. The contractor asserts $7.5 million of construction costs that we dispute. We claim approximately $6.8 million in damages against the contractor for various claims and back charges related to the construction of the shaft. There can be no assurance that the matter will be arbitrated in our favor.

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

Note 6.   Income (Loss) per Common Share

        We are authorized to issue 200,000,000 shares of common stock, $0.25 par value per share, of which 119,100,911 shares were issued at March 31, 2006. At the annual meeting of shareholders held on May 5, 2006, the shareholders authorized us through vote to issue up to 400,000,000 shares of common stock.

        The following table presents a reconciliation of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to cumulative preferred dividends in arriving at the income (loss) applicable to common shareholders for the three months ended March 31, 2006 and 2005, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts).

	Three Months Ended March 31,

	2006			2005

	Net Income	Weighted Average Shares	Per-Share Amount	Net Loss	Weighted Average Shares	Per-Share Amount

Income (loss) before preferred stock dividends	$38,394			$(3,296)

Less: Preferred stock dividends	(138)			(138)

Basic income (loss) applicable to common shareholders	$38,256	118,756	$0.32	$(3,434)	118,381	$(0.03)

Effect of dilutive securities	—	532	—	—	—	—

Diluted income (loss) per common share	$38,256	119,288	$0.32	$(3,434)	118,381	$(0.03)

        These calculations of diluted income (loss) per share for the three months ended March 31, 2006 and 2005 exclude the effects of convertible preferred stock (liquidation preference of $7.9 million in 2006 and 2005), as their conversion and exercise would be antidilutive. Restricted stock units, as well as common stock issuable upon the exercise of various stock options have also been excluded, as their conversion and exercise would be antidilutive as well, as follows:

	Three Months Ended

	March 31,
	2006	2005

1995 Stock Incentive Plan
Stock options	972,000	2,348,668
Deferred Compensation Plan
Stock options	289,607	517,550
Stock units	—	74,275
Restricted stock units	—	182,500

Note 7.   Business Segments

        We are organized and managed by four segments, which represent our operating units and various exploration targets: the La Camorra unit and various exploration activities in Venezuela, the San Sebastian unit and various exploration activities in Mexico, the Greens Creek unit and the Lucky Friday unit. Prior to 2005, we were organized according to the geographical areas in which we operated, Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit).

        At December 31, 2005, we changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for the first quarter of 2005 to be comparable to the current presentation. General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.” We consider interest expense, interest income and income taxes general corporate items and are not allocated to our segments.

        The following tables present information about reportable segments for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended

	March 31,
	2006	2005

Net sales to unaffiliated customers:
La Camorra	$15,576	$9,690
Greens Creek	13,785	10,148
Lucky Friday	9,521	4,440
San Sebastian	908	156

	$39,790	$24,434

Income (loss) from operations:
La Camorra	$215	$365
Greens Creek	6,738	3,225
Lucky Friday	2,972	399
San Sebastian	(1,747)	(2,262)
Other	(5,691)	(5,002)

	$2,487	$(3,275)

        The following table presents identifiable assets by reportable segment as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

Identifiable assets:
La Camorra	$107,885	$104,491
Greens Creek	68,280	64,235
Lucky Friday	25,734	21,457
San Sebastian	5,406	7,208
Other	85,694	74,775

	$292,999	$272,166

Note 8.   Employee Benefit Plans

        We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three months ended March 31, 2006 and 2005 (in thousands):

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Service cost	$186	$176	$4	$2
Interest cost	757	803	45	19
Expected return on plan assets	(1,334)	(1,399)	—	—
Amortization of prior service cost	92	97	(1)	19
Amortization of net gain	11	(20)	(13)	(5)
Amortization of transition obligation	—	1	—	—

Net periodic benefit cost (income)	$(288)	$(342)	$35	$35

Note 9.   Stock-Based Plans and Compensation

Stock-Based Plans

        At March 31, 2006 and 2005, executives, key employees and non-employee directors had been granted options to purchase our common shares or were credited with common shares under the various stock-based compensation plans described below. The following table presents our various outstanding options and units as of March 31, 2006 and 2005:

	2006	2005

1995 Stock Incentive Plan
Stock options	1,838,070	2,348,668
Deferred Compensation Plan
Stock options	948,740	517,550
Stock units	12,111	12,705
Restricted stock units	268,038	244,070

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

        Deferred Compensation Plan

        We maintain a deferred compensation plan that allows eligible officers and employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into the stock account, with no matching contribution, or participants may utilize the investment account to purchase discounted stock options. Stock options and units vest and are distributable based upon predetermined dates as elected by the participants.

        Directors’Stock Plan

        In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. A total of 1.0 million shares of common stock are authorized under this plan. On May 30 of each year, each nonemployee director is credited that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivery, which occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. Further, the shares of our common stock credited to nonemployee directors pursuant to the directors’ stock plan may not be sold until at least six months following the date they are delivered.

Stock-Based Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we have chosen to use the modified prospective transition method and our interim consolidated financial statements as of and for the three months ended March 31, 2006, reflect its impact. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.

        In accordance with the modified prospective transition method, our interim consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006, was approximately $0.1 million, and was recorded to general and administrative expenses, along with other employee compensation to which it was related. Over the next twelve months, we expect to recognize approximately $0.1 million in additional compensation expense as the remaining options vest, as required by SFAS No. 123(R).

        Stock Options

        Prior to our adoption of SFAS No. 123(R), we measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Had compensation expense for our stock-based plans been determined based on market value at grant dates consistent with the provisions of SFAS No. 123(R), our loss and per share loss applicable to common shareholders would have been increased to the pro-forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended March 31, 2005

Loss applicable to common shareholders:
As reported	$(3,434)
Stock-based employee compensation
expense included in reported loss	161
Total stock-based employee
compensation expense determined under fair
value based method for all awards	(209)

Pro forma loss applicable to common
Shareholders	$(3,482)

Loss applicable to common
shareholders per share:
As reported	$(0.03)
Pro forma	$(0.03)

        During the first quarter of 2005, we recognized credits of $35,000 for variable plan accounting and accruals under our employee stock option plans, which is no longer required under the provisions of SFAS No. 123(R).

        The fair value of the options granted during the first quarters of 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	2006	2005

Weighted average fair value of
options granted	$1.63	$1.80
Expected stock price volatility	53.61%	59.10%
Estimated forfeiture	2.02%	2.92%
Risk-free interest rate	4.65%	3.67%
Expected life of options	2.4 years	2.8 years

        We estimate forfeiture and expected volatility using historical information over the expected life of the option. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent life of the option. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility.

        Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share

Outstanding, January 1, 2006	3,876,225	$5.08
Granted	62,826	4.91
Exercised	(494,538)	3.86
Expired	(657,703)	6.34

Outstanding, March 31, 2006	2,786,810	$4.32

        The aggregate intrinsic values of options exercised during the first quarters of 2006 and 2005, before applicable income taxes, was approximately $1.1 million and $0.1 million, respectively, and we received cash proceeds of $0.8 million and $0.2 million.

        The following table presents information about the stock options outstanding and exercisable as of March 31, 2006:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of				Contractual	Exercise		Exercise
Exercise Prices			Shares	Life (Years)	Price	Shares	Price
$ 1.13	—	$1.13	60,000	0.1	$1.13	60,000	$1.13
2.94	—	3.72	558,385	1.0	3.52	493,267	3.59
4.08	—	4.92	913,511	3.2	4.72	890,685	4.73
5.04	—	5.09	55,614	3.9	5.06	15,614	5.09
5.63	—	6.00	913,000	2.5	5.91	913,000	8.63

6.16	—	6.54	267,300	1.0	6.53	267,300	8.63
8.00	—	8.00	19,000	0.1	8.00	19,000	8.63

$ 1.13	—	$8.00	2,786,810	2.2	$4.32	2,658,866	$4.33

        As of March 31, 2006, most options outstanding were fully vested and the 127,944 unvested options will vest within twelve months. The aggregate intrinsic values of options outstanding and exercisable as of March 31, 2006, before applicable income taxes, was $4.2 million, based on our closing stock price of $6.61 as of March 31, 2006.

        Restricted Shares/Units of Stock

        Transactions concerning restricted stock and stock units during the first quarter of 2006, which were either granted to employees by the board of directors or accumulated through compensation deferrals under the deferred compensation plan discussed above, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2006	260,326	$5.16
Granted	23,608	$5.03
Exercised	(4,000)	$5.80
Expired		—

Outstanding, March 31, 2006	279,934	$5.14

        From the outstanding balance as of March 31, 2006, 144,000 stock units will vest in May 2006 and will be distributable based upon predetermined dates as elected by the participants. We have recognized approximately $0.6 million in compensation expense since grant date, and will record an additional $60,000 in compensation expense during the second quarter of 2006 related to these units.

        Approximately 116,000 stock units have vested as of March 31, 2006, and will be distributed based upon predetermined dates as elected by the recipients under the provisions of the deferred compensation plan. We have recognized approximately $0.7 million in compensation expense related to these units.

        The remaining 20,000 units will vest over the next two years, with 10,000 during the first quarter of 2007 and 10,000 during the first quarter of 2008. Over the life of these units, we will record approximately $0.1 million in compensation expense.

Note 10.   Long-term Debt and Credit Agreement

        In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lender. Amounts borrowed under the credit agreement will be available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At March 31, 2006 we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

        At March 31, 2006, our wholly owned subsidiary, Minera Hecla Venezolana, had the U.S. dollar equivalent of $1.1 million outstanding under a short-term note payable, subject to an interest rate of 10.0%, to facilitate the payment of national vendors in the Venezuela’s currency, the bolivar. The outstanding balance is due, and will be paid, during the second quarter of 2006.

Note 11.   New Accounting Pronouncements

        In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits:

  Fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
  Clarifies which interest-only strips are not subject to the requirements of SFAS 133;
  Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
  Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
  Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

        FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

        In February 2006, the FASB issued FSP No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of Contingent Event.” FSP 123(R)-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur, and that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. FSP 123(R)-4 became effective on January 1, 2006, when we adopted SFAS 123(R).

        In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the same Counterparty.” The scope of EITF No. 04-13 includes guidance on the circumstances under which two or more inventory purchases and sales transactions with the same counterparty should be viewed as a single exchange transaction under the scope of Opinion 29 “Accounting for Nonmonetary Transactions,” and whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF Issue No. 04-13 is not expected to have a material effect on our consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements contained in this Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

        These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2005. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Hecla Mining Company

        We are a precious metals company originally incorporated in 1891. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner, with the goal of creating value for our shareholders.

        We are engaged in the exploration and development of mineral properties and the mining and processing of silver, gold, lead and zinc. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold bullion bars (doré), which may be sold as dore or further refined before sale to metals traders. We are organized and managed into four segments that represent our operating units and various exploration locations: the La Camorra unit and various exploration activities in Venezuela; the San Sebastian unit and various exploration activities in Mexico; the Greens Creek unit and the Lucky Friday unit. The maps below show the locations of our operating units and our exploration projects, as well as the Hollister Development Block and our corporate office located in Coeur d’Alene, Idaho.

Overview

        Our current business strategy is to focus our financial and human resources on expanding our proven and probable reserves and mineralized and other material through a combination of exploration efforts and acquisitions in order to position ourselves to expand our silver and gold production. During 2006, we are moving toward longer-term growth through significant investments in exploration and development on or near our existing operating properties. Our objectives in 2006 include:

  Production of approximately 6.0 million ounces of silver and 150,000 ounces of gold;
  Completion of mine development projects at Lucky Friday, which we believe will increase its silver production to 4.0 million ounces per year beginning in 2007, and Mina Isidora, which we believe will replace and grow upon the declining levels of production from the La Camorra mine;
  Exploration drilling on the Hugh Zone in Mexico;
  Further exploration drilling on identified veins within the 5900-level expansion area and beyond at Lucky Friday; and
  Continuation of our exploration efforts at all existing operations or concessions, including the Hollister Development Block in Nevada, where a joint decision with Great Basin Gold is expected in 2007 on the project’s economic viability, and the West Gallagher at Greens Creek and in Venezuela.

        We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. We are pursuing opportunities that we feel are in the best interest of our investors on terms that we consider acceptable, although in the current metals pricing environment, we have been experiencing strong competition from other mining companies that may have greater financial resources than we do. These pursuits are costly and an actual acquisition will be even more so. Financially, we believe we are in a strong position to act upon the appropriate opportunity, if and when it arises because of the following:

  Cash balance of $42.2 million at March 31, 2006;
  Our revenue is derived from the sale of silver, gold, lead and zinc. As a result, our earnings are directly related to the prices of these metals, which we believe will benefit us as their prices continue to rise over levels seen over recent past years;

  Two effective shelf registration statements with the Securities and Exchange Commission. One allows us to sell up to $275.0 million in common stock, preferred stock, warrants and other debt in order to raise capital for potential acquisitions and for general corporate purposes. The other allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions;
  A $30.0 million revolving credit agreement, with no amount outstanding at March 31, 2006; and
  During the second quarter of 2006, we expect to complete the sale of our Noche Buena gold exploration property in Mexico for cash proceeds of approximately $4.4 million.

        We discuss our environmental litigation and liabilities in detail in Note 8 of Notes to Interim Consolidated Financial Statements. Because we are a mining company and because we have been in business for 115 years, we face risks associated with environmental litigation and ongoing reclamation activities. At March 31, 2006, our reserves for costs associated with mine closure, reclamation of land and other environmental matters totaled $68.5 million, $55.2 million of which relates to our various liabilities in Idaho, and there is significant risk that the costs of remediation could materially exceed this provision. In accordance with our environmental policy, our operating activities will be conducted in a manner that attempts to minimize risks to public health and safety. We believe that natural resources can be developed and utilized in a manner consistent with proper stewardship for the environment and our projects will be designed and managed in an attempt to reasonably minimize risk and mitigate negative impacts to the environment. We will continue to strive to ensure that our activities are conducted in compliance with applicable laws and regulations.

Results of Operations

        For the first quarter of 2006, we recorded income applicable to common shareholders of $38.3 million ($0.32 per common share), compared to a loss applicable to common shareholders of $3.4 million ($0.03 per common share) during the first quarter of 2005. The significant increase in first quarter 2006 results was primarily the result of the following:

  In January 2006, we sold our investment in Alamos Gold, Inc. for $57.4 million, generating a pre-tax gain of $36.4 million;
  Increased gross profit at our Lucky Friday and Greens Creek units (see the Lucky Friday Segment and Greens Creek Segment sections below); and
  Increased average prices for all metals produced at our operations, illustrated by the following table comparing the average prices for the three months ended March 31, 2006 and 2005:
	Three months ended March 31,

	2006	2005

Silver – London PM Fix ($/ounce)	$9.69	$7.00
Gold – Realized ($/ounce)	$558	$429
Gold – London PM Fix ($/ounce)	$554	$427
Lead – LME Final Cash Buyer ($/pound)	$0.56	$0.44
Zinc – LME Final Cash Buyer ($/pound)	$1.02	$0.60

        These positive factors were partially offset by decreased operating income at our La Camorra unit, despite a 72% increase in the unit’s gold production primarily due from ounces produced at Mina Isidora.

        On January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we have chosen to use the modified prospective transition method, which is reflected in our interim consolidated financial statements as of and for the three months ended March 31, 2006.

        In accordance with the modified prospective transition method, our interim consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The fair value of the options granted during the first quarter of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model, utilizing the same methodologies in assumptions as we have historically under APB No. 25, as discussed below. As of March 31, 2006, the majority of options outstanding were fully vested, and we recognized stock-based compensation expense under SFAS No. 123(R) of approximately $0.1 million, which was recorded to general and administrative expenses along with other employee compensation to whom it was related. Over the next twelve months, we expect to recognize an additional $0.1 million in compensation expense for unvested awards as required by SFAS No. 123(R).

        Prior to our adoption of SFAS No. 123(R), we measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by APB No. 25 “Accounting for Stock Issued to Employees.” Had compensation expense for our stock-based plans been determined based on market value at grant dates consistent with the provisions of SFAS No. 123(R), our loss and per share loss applicable to common shareholders would have been increased to the pro-forma amounts provided in Note 9 of Notes to Interim Consolidated Financial Statements.

        Determining the fair value of share-based awards at the grant date requires judgment, including the estimation of the amount of share-based awards that are expected to be forfeited. While the impact of SFAS No. 123(R) was minimal during the first quarter of 2006, equity instruments have historically been awarded to employees during the second quarter of each fiscal year. If actual grants during 2006 are awarded to current employees at or close to historical levels, our results of operations will be impacted by the recognition of stock compensation expense consistent with our pro-forma disclosures under SFAS No. 123.

The La Camorra Segment

        The following is a comparison of the operating results and key production statistics of our Venezuela segment, which includes the La Camorra mine, a custom milling business, the Mina Isidora mine, which commenced limited production in mid-2005, and exploration and development activities on the Block B concessions located near El Callao in the State of Bolivar (dollars are in thousands, except per ounce amounts):

	Three Months Ended March 31,

	2006	2005

Sales	$15,576	$9,690
Cost of sales and other direct production costs	(8,298)	(6,058)
Depreciation, depletion and amortization	(5,531)	(1,329)
Exploration expense	(825)	(1,047)
Other operating expense	(707)	(891)

Income from operations	$215	$365

Tons of ore milled	54,547	50,332
Gold ounces produced	37,620	21,860
Gold ounces per ton	0.701	0.448
Total cash cost per gold ounce (1)	$357	$294

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

        Sales for the La Camorra unit increased due to higher average gold prices and improved ore grades and ore volume from Mina Isidora, which reported no production during the first quarter of 2005. However, operating income for the first quarter of 2006, compared to the same period in 2005, was negatively impacted by the following:

  Increased cost of sales due to rising costs of production from deeper faces in the La Camorra mine, increased labor and commodity costs, and the startup of Mina Isidora, which has a higher relative cost structure in 2006 than the La Camorra mine in 2005;
  Decreased foreign exchange gains that increased cost of sales due to our inability to access U.S. dollars outside Venezuela (as discussed further below under Criminal Exchange Law);
  During the first quarter of 2006, we recorded a reserve for materials inventory obsolescence at the La Camorra mine that also negatively affected cost of sales;
  Increased depreciation expense as a result of the commissioning of the shaft at the La Camorra mine in 2005, discussed in more detail below; and
  Reduced production from the La Camorra mine, which produced its millionth life-of-mine ounce in the first quarter of 2006, due to mining at greater depths and lower productivity.

        In order to mine more efficiently at the greater depths of the La Camorra mine and potentially develop further proven and probable reserves, in 2003 we made the decision to construct a production shaft based on the long lead-time necessary for its construction. We completed the shaft and placed it into service during the third quarter of 2005. In 2005, proven and probable ore reserves decreased from those reported at the end of 2004, as the mine exhibited lower ore grades and no significant results were returned from drilling on the La Camorra veins. Unless additional proven and probable reserves are found, depreciation expense related to the shaft will continue to negatively affect operating income for the La Camorra unit over the next two years. Declining proven and probable ore reserves at a lower ore grade will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces can be economically extracted from the mine.

        The construction of the production shaft was more costly than originally anticipated and we are disputing some of the shaft construction costs submitted by the contractor. Pursuant to the construction agreement, we submitted the matter to arbitration in November 2005. The contractor has asserted $7.5 million in construction costs that we dispute. We claim approximately $6.8 million in damages against the contractor for various claims and back charges related to the construction of the shaft. There can be no assurance that the matter will be arbitrated in our favor.

Business Risks in Venezuela

        Export of Production

        The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, in which we are required by current regulations to sell 15% of our production within the country. Included in sales for the first quarter of 2006 are revenues from the sale of gold into a limited local market. At March 31, 2006, approximately 11,500 ounces were held in product inventory subject to sale within local markets, compared to 8,900 held at December 31, 2005.

        Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition. In June 2005, the Central Bank of Venezuela informally notified us that our past credits for local sales had been exhausted, and that we would have to withhold 15% of our production from export. We expect to sell the inventoried gold over a number of quarters, however, there can be no assurance that local markets can absorb our current inventory or future production for local sale without requiring a substantial discount, which could result in lower sales and cash flows in the future.

        Criminal Exchange Law

        The Venezuelan government has fixed the exchange rate of the bolivar to the U.S. dollar; however, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates. Prior to the enactment of the Criminal Exchange Law, we recognized foreign exchange gains of approximately $3.1 million in the first quarter of 2005. During the first quarter of 2006, the Criminal Exchange Law impacted our costs and Venezuelan cash flows and will continue to do so in the future, as well as impact our profitability of operations compared to previous periods.

        SENIAT

        Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), which owns and operates our La Camorra mine, is involved in litigation with the Venezuelan tax authority (“SENIAT”) concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our purchase agreement, Monarch has assumed defense of and responsibility for the pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolivar City, State of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has maintained the $4.3 million until such tax liabilities are settled.

        In October 2005, MHV and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV pay approximately $0.8 million in exchange for a release of the alleged tax liabilities and release of the cash deposit. In a separate agreement, Monarch will reimburse MHV for all amounts in settling the case, including defense costs, through a reduction in MHV’s royalty obligations to them. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo related with this case and that MHV’s settlement efforts will be successful, there can be no assurance as to the outcome of this proceeding until a final settlement is executed and entered by the court. If the tax court in Caracas or an appellate court were to subsequently award SENIAT the previously requested embargo, it could disrupt our Venezuela operations and have a material adverse effect on our financial results or condition.

        In a separate matter, in February 2005 we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and issued an assessment equal to taxes payable of $3.8 million. We reviewed SENIAT’s findings and submitted an appeal. In March 2006, the appeal was resolved in our favor and we were found not liable for the $3.8 million assessment. However, there can be no assurance that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials will not take other actions against us, whether or not justified, which, in each case, could materially disrupt our operations in Venezuela.

        Other

        Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as exportation and exchange control. This uncertain state of affairs could affect our operations, including by changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences could have a material adverse effect on our financial results or condition.

The Greens Creek Segment

        The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ounce amounts, and reflect our 29.73% share):

	Three Months Ended March 31,

	2006	2005

Sales	$13,785	$10,148
Cost of sales and other direct production costs	(5,021)	(4,672)
Depreciation, depletion and amortization	(1,943)	(2,022)
Exploration expense	(83)	(229)

Income from operations	$6,738	$3,225

Tons of ore milled	51,888	55,045
Silver ounces produced	614,094	896,871
Gold ounces produced	4,728	6,200
Zinc tons produced	4,537	5,122
Lead tons produced	1,615	1,847
Silver ounces per ton	15.53	21.42
Gold ounces per ton	0.13	0.16
Zinc percent	9.99	10.80
Lead percent	3.98	4.30
Total cash cost per silver ounce(1)	$(1.28)	$1.05
By-product credits	$10,326	$7,985
By-product credit per silver ounce	$16.82	$8.90

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

        The 109% increase in income from operations during the first quarter of 2006, compared to the same 2005 period, was primarily the result of higher average metal prices, partially offset by lower ore grades, the effects of continued mine rehabilitation work and higher diesel prices.

        Ground falls in various areas of the mine in the third quarter of 2005 resulted in the allocation of resources to rehabilitation work during the second half of 2005. During the first quarter of 2006, Greens Creek continued to focus manpower and equipment on mine rehabilitation work relating to ground support reinforcement in the main haulage ways. The resulting underground congestion, caused by alternative haulage truck routing, and the lack of available mine ore faces, decreased first quarter 2006 production, as tons of ore milled were 6% lower than the first quarter 2005 results. Completion of the rehabilitation work is expected in the second quarter 2006.

        The Greens Creek operation is currently powered by diesel generators, and therefore, production costs have been significantly affected by increasing fuel prices. As a result, infrastructure is currently being installed that will allow hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. The submarine cable and substations on North Douglas Island are in place, electric poles and transmission lines have been installed, and the expected project completion date is during the second quarter of 2006. AEL&P has agreed to supply its excess power to Greens Creek, which will replace an estimated 23% to 35% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated they will supply 95% of Greens Creek power. This project is anticipated to reduce production costs at Greens Creek in the future.

        The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $27.6 million at March 31, 2006, of which our 29.73% portion was $8.2 million, and $27.3 million at December 31, 2005, of which our 29.73% portion was $8.1 million. During the second quarter of 2006, the joint venture anticipates increasing this trust, our portion of which we estimate to be $1.0 million.

        The 222% improvement in total cash cost per ounce for the first quarter of 2006, compared to the 2005 period, is attributed to increased by-product credits, as zinc, lead and gold prices have continued to rise, partially offset by higher production costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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
  Metallurgical treatment maximizes silver recovery;
  The Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver; and
  In most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery.

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices.

The Lucky Friday Segment

        The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended March 31,

	2006	2005

Sales	$9,521	$4,440
Cost of sales and other direct production costs	(5,685)	(3,902)
Depreciation, depletion and amortization	(673)	(89)
Exploration expense	(191)	(50)

Income from operations	$2,972	$399

Tons of ore milled	63,724	42,795
Silver ounces produced	626,792	521,392
Lead tons produced	3,594	3,049
Zinc tons produced	1,032	824
Silver ounces per ton	11.01	12.99
Lead percent	6.33	7.56
Zinc percent	3.40	2.38
Total cash cost per silver ounce (1)	$5.31	$5.26
By-product credits	$5,001	$3,271
By-product credit per silver ounce	$7.98	$6.28

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

        The $2.6 million increase in operating income for the first quarter of 2006, compared to the same 2005 period, resulted primarily from higher average metals prices and increased production, partially offset by increased costs related to mining at greater depth. Approximately 320,000 ounces of silver were mined from the new 5900 level expansion during the first three months of 2006, with its full production levels expected to be reached in the second half of 2006. The early production from the 5900 level resulted in the 49% increase in tons of ore milled and 20% increase in silver ounces produced, compared to the first quarter of 2005.

        The slight increase in total cash costs per silver ounce in the first quarter of 2006, compared to the 2005 period, is due to higher production costs and longer ore haulage, partially offset by improved by-product credits resulting from increasing lead and zinc prices. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

  Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;
  The Lucky Friday unit is situated in a mining district long associated with silver production; and
  The Lucky Friday unit utilizes selective mining methods to target silver production.

        We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc and lead to be by-products of our silver production, the values of these metals have offset increases in operating costs due to the increased average prices. When production at the Lucky Friday is solely from the 5900 level later in the year, we anticipate total cash costs per ounce to improve as the new development is located in the center of identified proven and probable reserves, reducing ore haulage time.

The San Sebastian Segment

        The following is a comparison of the operating results of our San Sebastian segment (dollars are in thousands):

	Three Months Ended March 31,

	2006	2005

Sales	$908	$156
Cost of sales and other direct production costs	(906)	(511)
Depreciation, depletion and amortization	—	(387)
Exploration expense	(1,177)	(1,477)
Provision for closed operations and environmental matters	(548)	—
Other operating expense	(24)	(43)

Income from operations	$(1,747)	$(2,262)

        The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts. Sales reported for the first quarters of 2006 and 2005 represent final settlement payments received on prior period dorè shipments.

        The National Miners Union initiated a strike at our Velardeña mill in October 2004, which prevented production at the San Sebastian unit until it was resolved in June 2005. During the strike, costs related to our mining operations were included in the valuation of our stockpile inventory, while costs related to the idle mill were expensed as incurred. Upon resolution of the strike, mining activities resumed until October 2005, at which time we reached the end of the known mine life on the Francine and Don Sergio veins.

Corporate Matters

        Significant variances affecting the results of our first quarter 2006 operations, as compared to the first quarter 2005 results were as follows:

  A $36.8 million gain on the sale of investments, including a $36.4 million pre-tax gain on the sale of our shares of Alamos Gold, Inc., and decreased foreign exchange losses in Venezuela, partially offset by higher employee stock option expenses, due to adoption of SFAS 123(R) (see Note 9 of Notes to Interim Consolidated Financial Statements);
  Higher general and administrative expenses in the 2006 period, the result of increased incentive compensation accruals;
  Increase in the provision for closed operations and environmental matters, as the San Sebastian unit was placed on care and maintenance status during the fourth quarter of 2005;
  Increase in interest expense related to our $30.0 million revolving credit facility, which was entered into in September 2005 and subject to interest on outstanding balances, as well as a quarterly commitment fee on the unused portion of amount available to us for borrowing;

  Higher income tax provision due to the accrual of U.S. alternative minimum tax expense on the gain from the sale of our holding in Alamos Gold, Inc; and
  Offsetting variances in exploration and pre-development expenses due to a shift in classification of costs incurred at the Hollister Development Block project in Nevada, where we began underground exploration drilling during the first quarter of 2006.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

        The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the La Camorra segment only) and silver operations (the San Sebastian, Greens Creek and Lucky Friday segments), for the three months ended March 31, 2006 and 2005 (in thousands, except costs per ounce).

        Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs; third-party refining and marketing expense; on-site general and administrative costs; royalties; and mining production taxes; net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

        Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units in the tables below is presented in our Consolidated Statement of Operations and Comprehensive Income (Loss).

	La Camorra Segment (1)

	Three Months Ended March 31,
	2006	2005

Total cash costs (2)	$13,209	$6,181
Divided by gold ounces produced	37	21

Total cash cost per gold ounce
produced	$357	$294

Reconciliation to GAAP:
Total cash costs	$13,209	$6,181
Depreciation, depletion and
amortization	5,531	1,329
Treatment and freight costs	(1,594)	(412)
By-product credits	410	306
Change in product inventory	(3,711)	(48)
Reclamation and other costs	(16)	31

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$13,829	$7,387

	Combined Silver Properties

	Three Months Ended March 31,
	2006	2005

Total cash costs (2)	$2,540	$3,682
Divided by silver ounces produced	1,241	1,418

Total cash cost per silver ounce
produced	$2.05	$2.60

Reconciliation to GAAP:
Total cash costs	$2,540	$3,682
Depreciation, depletion and
amortization (3)	2,616	2,498
Treatment and freight costs	(6,953)	(6,030)
By-product credits	15,327	11,256
Idle facility costs (3)	—	511
Change in product inventory (4)	653	(389)
Reclamation and other costs	45	54

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$14,228	$11,582

	Lucky Friday Segment

	Three Months Ended March 31,
	2006	2005

Total cash costs (2)	$3,328	$2,743
Divided by silver ounces produced	627	521

Total cash cost per silver ounce
produced	$5.31	$5.26

Reconciliation to GAAP:
Total cash costs	$3,328	$2,743
Depreciation, depletion and
amortization	673	89
Treatment and freight costs	(2,611)	(1,797)
By-product credits	5,001	3,271
Change in product inventory	(36)	(328)
Reclamation and other costs	3	13

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$6,358	$3,991

	Greens Creek Segment

	Three Months Ended March 31,
	2006	2005

Total cash costs (2)	$(788)	$939
Divided by silver ounces produced	614	897

Total cash cost per silver ounce
produced	$(1.28)	$1.05

Reconciliation to GAAP:
Total cash costs	$(788)	$939
Depreciation, depletion and
amortization	1,943	2,022
Treatment and freight costs	(4,342)	(4,233)
By-product credits	10,326	7,985
Change in product inventory	(217)	(61)
Reclamation and other costs	42	41

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$6,964	$6,693

	Total, All Properties

	Three Months Ended March 31,
	2006	2005

Total cash costs (2)	$15,749	$9,863
Depreciation, depletion and
amortization (3)	8,147	3,827
Treatment and freight costs	(8,547)	(6,442)
By-product credits	15,737	11,562
Idle facility costs (3)	—	511
Change in product inventory (4)	(3,058)	(437)
Reclamation and other costs	29	85

Cost of sales and other direct
production costs and depreciation,
depletion and amortization (GAAP)	$28,057	$18,969

(1)

Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions only. During the quarters ending March 31, 2006 and 2005, a total of 756 and 767 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three months ending March 31, 2006 and 2005, were the costs to purchase the ore of approximately $0.4 million and $0.5 million, respectively.

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

(3)

The mill that processed San Sebastian ore was closed due to a strike by mill workers during the first quarter of 2005, which began in the fourth quarter of 2004, making the first quarter 2005 production statistics not meaningful, including total cash cost per ounce produced. Mine and mill operations ceased in October 2005. During the first quarter of 2005, cost of sales and other direct production costs of $511,000 were not included in the determination of total cash costs for silver operations. Additionally during the first quarter of 2005, San Sebastian recognized depreciation, depletion and amortization expense of $387,000, which is reflected in the total for all properties and combined silver properties above.

(4)	Includes approximately $906,000 related to San Sebastian cost of sales during the first quarter of 2006 for prior period doré shipments.

Financial Liquidity and Capital Resources

        Our liquid assets include (in thousands):

	March 31, 2006	December 31, 2005

Cash and cash equivalents	$42,156	$6,308
Adjustable rate securities	12,000	—
Marketable equity securities	—	40,862
Non-current investments	3,780	2,233

Total cash, cash equivalents and investments	$57,936	$49,403

        The growth in our cash, cash equivalents and investments in the first quarter was due primarily to a substantial increase in the fair market value of our investment in common stock of Alamos Gold, Inc., which we sold and received cash proceeds for in February 2006. We believe that cash flow generated from operations, existing cash and investments, potential equity offerings, sale of assets and our $30.0 million credit facility will be sufficient to finance capital requirements, exploration, general corporate activities and acquisition or capital improvement opportunities.

        Cash requirements for the remainder of 2006 are expected to include:

  Capital expenditures of approximately $29.1 million, primarily related to the completion of the expansion project at Lucky Friday, development of Mina Isidora in Venezuela and development and replacement capital at Greens Creek;
  Exploration and pre-development expenditures of approximately $21.0 million, primarily related to:
  Continued pre-development and underground exploration drilling, and a feasibility study, at the Hollister Development Block project;
  Surface drilling programs and a scoping study at the Hugh Zone, along with drilling at other targets, near our San Sebastian property in Mexico;
  Exploration on our Block B concessions and near our La Camorra mine in Venezuela; and
  Underground drilling beyond the current proven and probable reserves at our Lucky Friday and Greens Creek mines.
  General funding of operations and corporate general and administrative expenses; and
  Reclamation and other closure costs of approximately $8.0 million, including an increase of $1.0 million to the surety bond at Greens Creek.

        Operating activities used $0.3 million cash in the first quarter of 2006, compared to $7.0 million used in the same period of 2005. Net income, adjusted for non-cash elements, grew by $10.0 million due primarily to rising metals prices, increased gold production, and liquidation of product inventory and Mexico government tax receivables. Our suspended San Sebastian operation yielded positive cash flow this quarter versus its consumption of cash during the same period last year (in which there was a labor strike). More cash was used for working capital in the first quarter of 2006 compared to the same 2005 period, however, due primarily to the timing of concentrate shipments from Lucky Friday and Greens Creek, and to increased gold inventory in Venezuela pending sale of 15% of production to local buyers.

        Investing activities provided $37.3 million cash in the first quarter of 2006, due primarily to the sale of our holding in Alamos Gold, Inc for $57.4 million. Additions to properties, plants and equipment totaled $7.9 million in 2006, a reduction of 9% over the comparable period in 2005, primarily for expansion of the 5900 level at Lucky Friday and the development of Mina Isidora in Venezuela. The net activity in short-term investments used $12.0 million cash in the first quarter, compared to $2.0 million during the 2005 period.

        Financing activities in the first quarter of 2006 used $1.2 million, which included net repayments on debt of $1.9 million and $0.1 million in dividends paid to preferred shareholders, offset by $0.8 million received from stock issued under employee stock option plans. During the first quarter of 2005, net cash provided by financing activities was approximately $23,000 from stock issued under employee stock option plans, net of dividends paid to preferred shareholders.

Contractual Obligations and Contingent Liabilities and Commitments

        The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our earn-in agreement obligations, outstanding purchase orders and certain capital expenditures and lease arrangements as of March 31, 2006 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Purchase obligations	$5,919	—	—	—	$5,919
Short-term debt	1,060	—	—	—	1,060
Contractual obligations (1)	7,058	—	—	—	7,058
Hollister development block (2)	12,850	—	—	—	12,850
Operating lease commitments (3)	1,019	329	—	—	1,348

Total contractual cash obligations	$27,906	$329	$—	$—	$28,235

(1)

As of March 31, 2006, we were committed to approximately $2.7 million for ore and Venezuelan employee transportation, $2.2 million for various capital projects at Greens Creek and the La Camorra unit and $1.3 million in contracted exploration drilling.

(2)

In March 2006, we reached an agreement with Great Basin Gold Ltd. to modify the 2002 earn-in agreement to the Hollister Development Block gold exploration project. The modifications to the earn-in agreement provide that we will complete and fund 100% of remaining stage one activities by March 31, 2007, and will fully fund stage two until we deliver a feasibility study. Total estimated remaining cost to fulfill our commitments under the modified agreement is approximately $12.9 million.

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

        We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At March 31, 2006, our reserves for these matters totaled $68.5 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. For additional information relating to our environmental obligations, see Note 5 of Notes to Interim Consolidated Financial Statements.

        At March 31, 2006, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to make a wide variety of estimates and assumptions that affect: (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. Our accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2005. We have identified our most critical accounting policies below that are important to the portrayal of our current financial condition and results of operations. Management has discussed the development and selection of these critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented below.

Revenue Recognition

        Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter at forward prices for the estimated month of settlement. Sales from our Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter, we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted to month-end metals prices until final settlement. If a significant variance was observed in estimated metals prices or metal content compared to the final actual metals prices or content, our monthly results of operations could be affected. Sales of metals in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. Third party smelting, refinery costs and freight expense are recorded as a reduction of revenue.

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

        In 2005, proven and probable ore reserves at our La Camorra mine decreased from those reported at the end of 2004, as the mine exhibited lower ore grades and no significant results were returned from drilling on the La Camorra veins. Declining proven and probable ore reserves at a lower ore grade will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces can be economically extracted from the mine.

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

        Management’s estimates of metals prices, recoverable ore reserves and operating, capital and reclamation costs are subject to risks of change and uncertainties affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our operating properties and the need for asset impairment write-downs. All estimates and assumptions are inherently subjective to some extent and may be impacted by bias, error or changing conventions in the methodology of their determination, or in changing industry conditions.

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

        Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $68.5 million at March 31, 2006, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next 30 years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of March 31, 2006, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $52.4 million. For additional information, see Note 5 of Notes to Interim Consolidated Financial Statements.

By-product Credits

        Cash costs per ounce are consistent with how costs per ounce are calculated within the mining industry. Cash costs per ounce of silver include significant credits from by-product metals production, including gold, lead and zinc. Our current view of our proven and probable reserves indicates that our treatment of gold, lead and zinc as by-products at the Greens Creek and Lucky Friday units continues to be appropriate. However, management periodically assesses the relationships between metals produced to ensure that presentation of by-product credits in our calculation of cash costs per ounce remains appropriate.

        Significant by-product credits are used in calculation of cash costs per ounce of silver at the Greens Creek and Lucky Friday units. For these operations, we view zinc, lead and gold strictly as by-products because:

  We have historically presented Greens Creek and Lucky Friday as producers primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
  Silver has historically represented a higher value that any other metal;
  Silver is the primary object of the cost structures at Greens Creek and Lucky Friday, which utilize selective mining methods for recovery of silver rather than bulk methods for recovery of lower-value base metals; and
  By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

        The values of all by-products per ounce of silver produced were:

	Three Months Ended March 31,

	2006	2005

Greens Creek	$16.82	$8.90
Lucky Friday	7.98	6.28

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

Venezuela Value-added Taxes

        Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. The current portion of outstanding VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $4.0 million (net of a reserve for anticipated discounts totaling $1.1 million) at March 31, 2006, and $7.7 million at December 31, 2005 (net of a reserve for anticipated discounts of $1.3 million). Classified as an other non-current asset on our consolidated balance sheet at March 31, 2006, was $3.8 million in outstanding VAT, net of reserve for anticipated discounts.

        As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in March 2006, and we are reasonably current on collection of VAT refunds. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 12.5% and 15% of face value at March 31, 2006 and December 31, 2005, respectively, with reserves established by our analysis of past collections and the likelihood of future collections.

New Accounting Pronouncements

        In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits:

  Fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
  Clarifies which interest-only strips are not subject to the requirements of SFAS 133;
  Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
  Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
  Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

        FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

        In February 2006, the FASB issued FSP No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of Contingent Event.” FSP 123(R)-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur, and that an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to a modification from an equity to liability award. FSP 123(R)-4 became effective on January 1, 2006, when we adopted SFAS 123(R).

        In September 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the same Counterparty.” The scope of EITF No. 04-13 includes guidance on the circumstances under which two or more inventory purchases and sales transactions with the same counterparty should be viewed as a single exchange transaction under the scope of Opinion 29 “Accounting for Nonmonetary Transactions,” and whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the first interim or annual reporting period beginning after March 15, 2006. The adoption of EITF Issue No. 04-13 is not expected to have a material effect on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        We believe there has been no material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A – Risk Factors in our Form 10-K for the year ended December 31, 2005).

        Our short-term investments of $12.0 million consist of adjustable rate securities as of March 31, 2006, and were subject to changes in market interest rates and were sensitive to those changes. Our auction rate securities were subject to a weighted-average interest rate of 4.7% and mature in 2006.

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

Item 4.   Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Hecla Mining Company and Subsidiaries

Item 1.   Legal Proceedings

        For information concerning legal proceedings, refer to Note 5 of Notes to Interim Consolidated Financial Statements, which is incorporated by reference into this Item 1.

Item 1A.   Risk Factors

        There are no material changes to the Risk Factors set forth in Part I, Item 1A in our Form 10-K for the year ended December 31, 2005.

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

Date: May 10, 2006	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date: May 10, 2006	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – March 31, 2006
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491), and incorporated herein by reference.

3.2	By-Laws of the Registrant as amended to date. Filed as exhibit 3.2 to Registrant's Current Report on Form 8-K filed on February 21, 2006 (File No. 1-8491), and incorporated herein by reference.

4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(d)(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491), and incorporated herein by reference.

4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-8491), and incorporated herein by reference.

4.2	Rights Agreement dated as of May 10, 1996, between Hecla Mining Company and American Stock Transfer & Trust Company, which includes the form of Rights Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock of Hecla Mining Company as Exhibit A and the summary of Rights to Purchase Preferred Shares as Exhibit B. Filed as exhibit 4 to Registrant’s Current Report on Form 8-K dated May 10, 1996 (File No. 1-8491), and incorporated herein by reference.

10.1	Agreement for the sale of Alamos Gold shares between CIBC World Markets and 2056672 Ontario Limited dated January 20, 2006.*

10.2(a)	Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan incorporated by reference herein to Exhibit 10.7(b) to the Company’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005. (1)

10.2(b)	Hecla Mining Company Performance Pay Compensation Plan incorporated by reference herein to Exhibit 10.5(a) to the Company’s Form 10-K for the period ended December 31, 2004, filed on March 16, 2005. (1)

10.2(c)	Employment Agreement dated February 16, 2006, between Hecla Mining Company and Philip C. Wolf, incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. (1)

10.2(d)	Indemnification Agreement dated February 16, 2006, between Hecla Mining Company and Philip C. Wolf, incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. (1)

10.3	Earn-in Agreement Amendment dated February 28, 2006, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 2, 2006 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_________________

(1)    Indicates a management contract or compensatory plan or arrangement.

      * Filed herewith