Form 10-Q
period 2006-06-30
HECLA MINING CO/DE/
filed 2006-08-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 4, 2006
Common stock, par value	119,474,124
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2006

I  N  D  E  X*

*Certain items are omitted as they are not applicable.

Part I – Financial Information

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$65,567	$6,308
Short-term investments and securities held for sale	15,200	40,862
Accounts and notes receivable:
Trade	6,293	5,479
Other	6,610	12,116
Inventories	22,368	25,466
Other current assets	5,065	3,546

Total current assets	121,103	93,777
Investments	3,567	2,233
Restricted cash and investments	20,855	20,340
Properties, plants and equipment, net	134,843	137,932
Other non-current assets	22,788	17,884

Total assets	$303,156	$272,166

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$18,599	$16,684
Dividends payable	138	138
Accrued payroll and related benefits	10,809	10,452
Accrued taxes	3,005	2,529
Current portion of accrued reclamation and closure costs	6,365	6,328

Total current liabilities	38,916	36,131
Long-term debt	—	3,000
Accrued reclamation and closure costs	60,928	62,914
Other non-current liabilities	8,373	8,791

Total liabilities	$108,217	$110,836

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
157,816 shares issued, liquidation preference – $7,891	39	39
Common stock, $0.25 par value, authorized 400,000,000 shares;
issued 2006 – 119,525,976 shares, and
issued 2005 – 118,602,135 shares	29,881	29,651
Capital surplus	513,306	508,104
Accumulated deficit	(348,759)	(396,092)
Accumulated other comprehensive income	903	19,746
Less treasury stock, at cost; 2006 – 57,333 common shares, and
2005 – 8,274 common shares	(431)	(118)

Total shareholders’ equity	194,939	161,330

Total liabilities and shareholders’ equity	$303,156	$272,166

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I – Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales of products	$56,941	$25,255	$96,731	$49,689

Cost of sales and other direct production costs	30,716	17,896	50,626	33,039
Depreciation, depletion and amortization	8,524	3,879	16,671	7,705

	39,240	21,775	67,297	40,744

Gross profit	17,701	3,480	29,434	8,945

Other operating expenses:
General and administrative	3,781	2,287	6,881	4,929
Exploration	5,610	4,565	8,998	7,357
Pre-development expense	1,955	2,100	3,449	4,234
Depreciation and amortization	238	138	547	283
Other operating expense	1,024	492	1,264	1,184
Gain on sale of properties, plants and equipment	(4,420)	—	(4,420)	—
Provision for closed operations and environmental matters	882	353	1,597	687

	9,070	9,935	18,316	18,674

Income (loss) from operations	8,631	(6,455)	11,118	(9,729)

Other income (expense):
Gain on sale of investments	(6)	—	36,416	—
Interest income	1,084	386	1,691	788
Interest expense	(236)	(3)	(363)	(8)

	842	383	37,744	780

Net income (loss) from operations, before income taxes	9,473	(6,072)	48,862	(8,949)
Income tax provision	(258)	(173)	(1,253)	(592)

Net income (loss)	9,215	(6,245)	47,609	(9,541)
Preferred stock dividends	(138)	(138)	(276)	(276)

Income (loss) applicable to common shareholders	$9,077	$(6,383)	$47,333	$(9,817)

Comprehensive income (loss):
Net income (loss)	$9,215	$(6,245)	$47,609	$(9,541)
Change in derivative contracts	—	362	—	761
Reclassification of gain on sale of marketable securities
included in net income	—	—	(36,422)	—
Unrealized holding gains (losses) on investments	(188)	2,145	16,495	1,565

Comprehensive income (loss)	$9,027	$(3,738)	$27,682	$(7,215)

Basic and diluted income (loss) per common share after preferred dividends	$0.08	$(0.05)	$0.40	$(0.08)

Weighted average number of common shares outstanding – basic	119,266	118,429	118,999	118,396

Weighted average number of common shares outstanding – diluted	119,673	118,429	119,427	118,396

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I – Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operating activities:
Net income (loss)	$47,609	$(9,541)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	17,218	7,988
Gain on sale of investments	(36,416)	—
Gain on disposition of properties, plants and equipment	(4,420)	(20)
Gain on sale of royalty interests	(341)	(550)
Provision for reclamation and closure costs	198	335
Stock compensation	1,767	832
Other non-cash charges, net	186	—
Change in assets and liabilities:
Accounts and notes receivable	1,277	1,310
Inventories	3,098	(5,931)
Other current and non-current assets	(3,171)	1,823
Accounts payable and accrued expenses	1,915	211
Accrued payroll and related benefits	446	(844)
Accrued taxes	476	208
Accrued reclamation and closure costs and other non-current liabilities	(1,233)	(1,845)

Net cash provided by (used in) operating activities	28,609	(6,024)

Investing activities:
Additions to properties, plants and equipment	(14,186)	(23,994)
Proceeds from sale of investments	57,441	—
Proceeds from disposition of properties, plants and equipment	4,368	18
Increase in restricted investments	(515)	(257)
Purchase of short-term investments and other securities held for sale	(37,210)	(56,694)
Maturities of short-term investments and other securities held for sale	22,010	70,826

Net cash provided by (used in) investing activities	31,908	(10,101)

Financing activities:
Common stock issued under stock option plans	2,331	256
Dividends paid to preferred shareholders	(276)	(276)
Purchase of treasury shares	(313)	—
Borrowings on debt	4,060	—
Repayments on debt	(7,060)	—

Net cash used in financing activities	(1,258)	(20)

Net increase (decrease) in cash and cash equivalents	59,259	(16,145)
Cash and cash equivalents at beginning of period	6,308	34,460

Cash and cash equivalents at end of period	$65,567	$18,315

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.   Basis of Preparation of Financial Statements

        In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2005, as it may be amended from time to time.

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

Note 2.   Cash, Short-term Investments, Investments and Restricted Cash

Cash

        At June 30, 2006 and December 31, 2005, we held the U.S. dollar equivalent of approximately $11.1 million and $1.1 million, respectively, denominated in Venezuelan bolivares (2,150 bolivares to $1.00). Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $33.0 million, over the remainder of 2006. Exchanging our cash held in local currency into U. S. dollars can be done through specific governmental programs that have been limited and slow, or through the use of negotiable instruments on which we would likely incur foreign currency losses. Although we are currently making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan bolivar may continue to grow and any conversions may result in losses when and if in the future we decide to distribute money outside Venezuela.

Short-term Investments and Securities Held for Sale

        Investments at June 30, 2006 and December 31, 2005 consisted of the following (in thousands)

	June 30, 2006	December 31, 2005
Adjustable rate securities	$15,200	$—
Marketable equity securities (cost $21,001)	—	40,862

	$15,200	$40,862

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

Non-current Investments

        At June 30, 2006 and December 31, 2005, the fair market value of our non-current investments was $3.6 million and $2.2 million, respectively. The cost of these investments was approximately $1.3 million and $0.9 million, respectively.

Restricted Cash and Investments

        Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $20.9 million at June 30, 2006, and $20.3 million at December 31, 2005, including $8.3 million and $8.1 million, respectively, restricted for reclamation funding for the Greens Creek joint venture. We estimate increasing restricted cash and investments at Greens Creek by approximately $1.0 million during the fourth quarter of 2006.

Note 3.   Income Taxes

        For the three and six months ended June 30, 2006, we recorded a $0.3 million and $1.3 million tax provision, respectively, primarily for U.S. alternative minimum tax and foreign withholding taxes payable. For the three and six months ended June 30, 2005, we recorded a $0.2 million and $0.6 million tax provision, respectively, for U.S. alternative minimum tax, foreign withholding taxes payable and foreign income taxes payable.

        The income tax provision for the second quarter and first six months in 2006 varies from the amount that would have resulted from applying the statutory income tax rate to our to pretax income primarily due to utilization of U.S. tax net operating loss carryforwards. The income tax provision for the same periods in 2005 varies from the amount that would have resulted from applying the statutory income tax rate to pretax income primarily due to non-utilization of foreign tax losses partially offset by utilization of U.S tax net operating loss carryforwards.

Note 4.   Inventories

        Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Concentrates, doré, bullion, metals in
transit and other products	$8,308	$10,964
Materials and supplies	14,060	14,502

	$22,368	$25,466

        The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are required by current regulations to sell 15% of our production within the country. Included in sales for the second quarter and first six months of 2006 are revenues from the sale of Venezuelan production in-country, including 8,900 ounces held at December 31, 2005 (and 11,500 ounces held at March 31, 2006).

Note 5.   Commitments and Contingencies

Bunker Hill Superfund Site

        In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square mile site located near Kellogg, Idaho (“the Bunker Hill site”). The 1994 Consent Decree (the “Bunker Hill Decree” or “Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill site. Parties to the Decree included us, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently filed bankruptcy and settled all of its obligations under the Bunker Hill Decree.

        In response to a request by us and ASARCO, the Federal District Court having jurisdiction over the Bunker Hill Decree issued an order in September 2001 that the Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the Bunker Hill Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Coeur d’Alene River Basin (“Basin”) Remedial Investigation/Feasibility Study. The EPA issued the ROD in September 2002, proposing a $359 million Basin-wide clean up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we and ASARCO requested that the Court release both parties from future work under the Bunker Hill Decree.

        In November 2003, the Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the Bunker Hill Decree. The Court held that we and ASARCO were entitled to a reduction of $7.0 million from the remaining work or costs under the Decree. The parties agreed to credit this $7.0 million reduction against the government’s alleged past costs under the Decree, although historically we had not recorded this credit to offset our estimated future costs. In January 2004, the United States and the State of Idaho appealed the modification to the Decree. In December 2005, the U.S. Ninth Circuit Court of Appeals reversed the Federal District Court’s order, including the $7.0 million reduction from the parties’ obligations under the Decree. Our petition for a rehearing of this matter was denied by the Ninth Circuit Court in April 2006. During July 2006, we filed a petition for a Writ of Certiorari with the U.S. Supreme Court seeking its permission to appeal the Ninth Circuit Court’s decision.

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

        The accrued liability balance at June 30, 2006 relating to the Bunker Hill site was $1.9 million, which is anticipated to be spent over the next two through thirty years. The liability balance represents our portion of the remaining remediation activities associated with the site, as well as our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree. We have not included any amount in the accrual for government claims for past costs because, in accordance with GAAP, we are currently unable to estimate our liability for these claims. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $6.4 million, the amount we currently estimate to complete the total remaining obligation under the Decree. In addition, we may be liable for government past costs allegedly incurred by the government at the Bunker Hill site, as discussed above.

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

        The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in Phase II of the litigation of the trustees’ percentage of trusteeship in co-managed resources. The United States and the Tribe are re-evaluating their claims for natural resource damages for Phase II. We believe we have limited liability for natural resource damages because of the actions of the Court described above; however, such claims may be in the range of $2.0 billion to $3.4 billion. Because of a number of factors relating to the quality and uncertainty of the United States and Tribe’s natural resources damage claims, we are currently unable to estimate what, if any, liability or range of liability we may have for these claims.

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

        Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359 million and its past cost claim is $87 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million (including the potential range of liability of $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at June 30, 2006, was $23.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations.

Insurance Coverage Litigation

        In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of June 30, 2006, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

        In March 2002, Independence Lead Mines Company (“Independence”) notified us of certain alleged defaults by us under a 1968 lease agreement relating to the Gold Hunter area (also known as the DIA properties) of our Lucky Friday unit. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties. Independence holds an 18.52% net profits interest under the lease agreement that is payable after we recoup our investments in the DIA properties.

        In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred in late March 2004. In July 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorney fees and certain costs, which Independence has paid. In August 2004, Independence filed its Notice of Appeal with the Idaho Supreme Court. Oral arguments were heard by the Idaho Supreme Court in February 2006. In April 2006, the Idaho Supreme Court ruled in our favor on all of Independence’s claims. During May 2006, Independence filed a motion for reconsideration with the Idaho Supreme Court, which was denied in June 2006. We believe that Independence has exhausted the appeals process and that the matter has concluded.

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

Creede, Colorado, Litigation

        In May 2005, the Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against us, Barrick Goldstrike Mines Inc., Chevron USA Inc. and Chevron Resources Company (collectively the “defendants”) for alleged violations of the Resource Conservation and Recovery Act (“RCRA”) and the Clean Water Act (“CWA”). During June 2006, Wason Ranch voluntarily dismissed the lawsuit without prejudice. The complaint alleged that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment in violation of the RCRA and CWA. The lawsuit sought injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. Although Wason Ranch voluntarily dismissed the lawsuit during the second quarter of 2006, there can be no assurance that it will not re-file its alleged claims.

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

La Camorra Shaft Construction Arbitration

        We are disputing some of the shaft construction costs relating to the production shaft commissioned at our La Camorra mine during 2005. Pursuant to the construction agreement, we submitted the matter to the American Arbitration Association for arbitration in November 2005. We have also agreed to participate in non-binding mediation. The contractor asserts $7.2 million of construction costs that we dispute. We claim approximately $6.1 million in damages against the contractor for various claims and back charges related to the construction of the shaft. There can be no assurance that any mediation of the matter will be successful, or that the matter will be arbitrated in our favor.

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

Note 6.   Income (Loss) per Common Share

        We are authorized to issue 400.0 million shares of common stock, $0.25 par value per share, of which 119,525,976 shares were issued at June 30, 2006. In May 2006, shareholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 200.0 million to 400.0 million.

        The following tables present reconciliations of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at the income (losses) applicable to common shareholders for the three and six months ended June 30, 2006 and 2005, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts).

	Three Months Ended June 30,
	2006			2005
	Net Income	Weighted Average Shares	Per-Share Amount	Net Loss	Weighted Average Shares	Per-Share Amount
Income (loss) before preferred stock dividends	$9,215			$(6,245)
Less: Preferred stock dividends	(138)			(138)

Basic income (loss) applicable to common shareholders	$9,077	119,266	$0.08	$(6,383)	118,429	$(0.05)
Effect of dilutive securities	—	407	—	—	—	—

Diluted income (loss) per common share	$9,077	119,673	$0.08	$(6,383)	118,429	$(0.05)

	Six Months Ended June 30,
	2006			2005
	Net Income	Weighted Average Shares	Per-Share Amount	Net Loss	Weighted Average Shares	Per-Share Amount
Income (loss) before preferred stock dividends	$47,609			(9,541)
Less: Preferred stock dividends	(276)			(276)

Basic income (loss) applicable to common shareholders	$47,333	118,999	$0.40	$(9,817)	118,396	$(0.08)
Effect of dilutive securities	—	428	—	—	—	—

Diluted income (loss) per common share	$47,333	119,427	$0.40	$(9,817)	118,396	$(0.08)

        These calculations of diluted income (loss) per share for the three and six months ended June 30, 2006 and 2005, exclude the effects of convertible preferred stock (liquidation preference of $7.9 million in 2006 and 2005), as their conversion and exercise would be antidilutive. Restricted stock units outstanding during the 2005 periods, as well as common stock issuable upon the exercise of certain stock options, have also been excluded as their conversion and exercise would be antidilutive as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
1987 and 1995 Stock Incentive Plan
Stock options	1,386,500	3,105,820	1,525,500	3,105,820
2002 Key Employee Deferred Compensation Plan
Stock options	276,620	902,892	298,927	902,892
Stock units	—	79,996	—	79,996
Restricted stock units	—	322,100	—	322,100

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

        At December 31, 2005, we changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for the second quarter and first six months of 2005 to be comparable to the current presentation. General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.” We consider interest expense, interest income and income taxes general corporate items and are not allocated to our segments.

        The following tables present information about reportable segments for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales to unaffiliated customers:
La Camorra	$31,065	$9,657	$46,641	$19,347
Greens Creek	14,125	10,392	27,910	20,540
Lucky Friday	11,704	5,209	21,225	9,649
San Sebastian	47	(3)	955	153

	$56,941	$25,255	$96,731	$49,689

Income (loss) from operations:
La Camorra	$4,050	$(1,276)	$4,265	$(922)
Greens Creek	6,818	2,258	13,556	5,483
Lucky Friday	4,353	609	7,325	1,007
San Sebastian	(1,865)	(2,263)	(3,612)	(4,525)
Other	(4,725)	(5,783)	(10,416)	(10,772)

	$8,631	$(6,455)	$11,118	$(9,729)

        The following table presents identifiable assets by reportable segment as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Identifiable assets:
La Camorra	$106,591	$104,491
Greens Creek	67,271	64,235
Lucky Friday	27,160	21,457
San Sebastian	4,334	7,208
Other	97,800	74,775

	$303,156	$272,166

Note 8.   Employee Benefit Plans

        We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$187	$177	$5	$1
Interest cost	756	803	45	19
Expected return on plan assets	(1,334)	(1,398)	—	—
Amortization of prior service cost	91	98	(2)	19
Amortization of net (gain) loss	11	(19)	(13)	(5)
Amortization of transition obligation	—	1	—	—

Net periodic benefit cost (income)	$(289)	$(338)	$35	$34

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$373	$353	$9	$3
Interest cost	1,513	1,606	90	38
Expected return on plan assets	(2,668)	(2,797)	—	—
Amortization of prior service cost	183	195	(3)	38
Amortization of net (gain) loss	22	(39)	(26)	(10)
Amortization of transition obligation	—	2	—	—

Net periodic benefit cost (income)	$(577)	$(680)	$70	$69

Note 9.   Stock-Based Compensation Plans

        At June 30, 2006 and 2005, executives, key employees and non-employee directors had been granted options to purchase our common shares or were credited with common shares under the various stock-based compensation plans described below. The following table presents our various outstanding options and units as of June 30, 2006 and 2005:

	2006	2005
1995 Stock Incentive Plan
Stock options	2,279,570	3,105,820
Deferred Compensation Plan
Stock options	958,060	902,892
Stock units	9,113	79,996
Restricted stock units	137,600	322,100

        In June 2006, 78,704 common stock units that had previously been held under the terms of the deferred compensation plan as compensation for the Chairman of the board of directors were distributed upon the Chairman’s retirement.

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

        Deferred Compensation Plan

        We maintain a deferred compensation plan that allows eligible officers and employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into the stock account, with no matching contribution, or participants may utilize the investment account to purchase discounted stock options. Stock options and units vest and are distributable based upon predetermined dates as elected by the participants, or upon a distributable event, such as (1) separation from service; (2) death; (3) unforeseeable emergency; or (4) change-in-control.

        Directors’ Stock Plan

        In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. A total of 1.0 million shares of common stock are authorized under this plan. On May 30 of each year, each nonemployee director is credited that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivery, which occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change in control; or (5) at anytime upon the election of a director provided that the delivery under such election shall be limited to that portion of the stock credited to each director for at least 24 months prior to delivery. Further, the shares of our common stock credited to nonemployee directors pursuant to the directors’ stock plan may not be sold until at least six months following the date they are delivered.

        Stock-Based Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we have chosen to use the modified prospective transition method and our interim consolidated financial statements as of and for the six months ended June 30, 2006, reflect its impact. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.

        In accordance with the modified prospective transition method, our interim consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006, was approximately $1.7 million and $1.8 million, respectively, was recorded as general and administrative expenses and cost of sales and other direct production costs. Over the next twelve months, we expect to recognize approximately $0.7 million in additional compensation expense as the remaining options and units vest, as required by SFAS No. 123(R).

        Stock Options

        Prior to our adoption of SFAS No. 123(R), we measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In addition, we disclosed compensation expense for our stock-based plans based on the fair value at grant dates consistent with the provisions of SFAS No. 123. Our loss and per share loss applicable to common shareholders under the requirements of SFAS No. 123 indicated below (in thousands, except per share amounts):

	Three and Six Months Ended June 30,
	2005	2005
Loss applicable to common shareholders
As reported	$(6,383)	$(9,817)
Stock-based employee compensation expense
included in reported loss	670	832
Total stock-based employee compensation
expense determined under fair value
based methods for all awards	(2,269)	(2,478)

Pro-forma loss applicable to common shareholders	$(7,982)	$(11,463)

Loss applicable to common shareholders per share:
As reported	$(0.05)	$(0.08)
Pro forma	$(0.07)	$(0.10)

        During the second quarter and first six months of 2005, we recognized credits of $0.7 million and $0.8 million, respectively, for variable plan accounting and accruals under our employee stock option plans, which are no longer required under the provisions of SFAS No. 123(R).

        The fair value of the options granted during the second quarters of 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Weighted average fair value of options granted	$2.05		$1.57		$2.01		$1.57
Expected stock price volatility	54.51%		54.30%		54.43%		54.36%
Estimated forfeiture	4.54%		2.92%		4.30%		2.92%
Risk-free interest rate	4.93%		3.57%		4.90%		3.57%
Expected life of options	2.2	years	2.8	years	2.2	years	2.8	years

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

        Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share
Outstanding, December 31, 2005	3,876,225	$5.08
Granted	673,646	6.27
Exercised	(628,538)	3.77
Expired	(683,703)	6.37

Outstanding, June 30, 2006	3,237,630	$5.31

        The aggregate intrinsic value of options exercised during the second quarters of 2006 and 2005, before applicable income taxes, was approximately $0.3 million and $35,000, respectively, and $1.5 million and $0.2 million during the first six months of 2006 and 2005, respectively. Additionally, we received cash proceeds of $0.5 million and $0.1 million during the second quarter of 2006 and 2005, respectively, and $2.3 million and $0.2 million during the first six months of 2006 and 2005.

        The following table presents information about the stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 2.94 — $ 3.72	558,385	1.0	$3.52	558,385	$3.52
4.06 — 4.92	890,831	3.2	4.72	858,685	4.72
5.04 — 5.09	55,614	3.9	5.06	15,614	5.09
5.63 — 6.00	884,000	2.5	5.91	884,000	5.91
6.16 — 6.54	848,800	3.7	6.51	848,800	6.51

$ 2.94 — $ 6.54	3,237,630	2.8	$5.31	3,165,484	$5.32

        As of June 30, 2006, most options outstanding were fully vested and the 72,146 unvested options will vest within twelve months. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006, before applicable income taxes, was $0.7 million, based on our closing stock price of $5.25 per common share as of June 30, 2006.

        Restricted Stock Units

        Unvested restricted stock units, which were either granted to employees by the board of directors or accumulated through compensation deferrals under the deferred compensation plan discussed above, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested, January 1, 2006	144,000	$4.66
Granted	141,575	$6.22
Distributed	(144,000)	$4.66
Expired	—	$—

Unvested, June 30, 2006	141,575	$6.22

        From the outstanding balance as of June 30, 2006, the units will vest within the next twelve months and will be distributable based upon predetermined dates as elected by the participants. We have recognized approximately $0.2 million in compensation expense since grant date, and will record an additional $0.7 million in compensation expense over the remaining vesting period related to these units.

        Approximately 144,000 stock units vested during May 2006 and were distributed as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.7 million in compensation expense related to these units. Under the terms of the plan and upon vesting, management authorized a net settlement of distributable shares to employees after consideration of individual employee’s tax withholding obligations, at the election of each employee. In May 2006, we repurchased 49,059 shares for $0.3 million, or approximately $6.39 per share.

Note 10.   Long-term Debt and Credit Agreement

        In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lender. Amounts borrowed under the credit agreement are available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At June 30, 2006, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

Note 11.   New Accounting Pronouncements

        In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits:

•	Fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
•	Clarifies which interest-only strips are not subject to the requirements of SFAS 133;
•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

        FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which will become effective for us beginning January 2007. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Currently, the adoption of FIN No. 48 is not expected to have a material effect on our consolidated financial statements.

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

        These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A - “Risk Factors” in this Report and Item 1 - “Business” and Item 1A - “Risk Factors” in our annual report filed on Form 10-K for the year ended December 31, 2005. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Hecla Mining Company

        We are a precious metals company originally incorporated in 1891. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner, with the goal of creating value for our shareholders.

        We are engaged in the exploration and development of mineral properties and the mining and processing of silver, gold, lead and zinc. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold bullion bars (doré), which may be sold as doré or further refined before sale to metals traders. We are organized and managed into four segments that represent our operating units and various exploration locations: the La Camorra unit and various exploration activities in Venezuela; the San Sebastian unit and various exploration activities in Mexico; the Greens Creek unit and the Lucky Friday unit. The maps below show the locations of our operating units and our exploration projects, as well as the Hollister Development Block and our corporate office located in Coeur d’Alene, Idaho.

Overview

        Our current business strategy is to focus our financial and human resources on silver and gold production and expanding our proven and probable reserves and mineralized and other material. Expansion of production will result through a combination of exploration efforts and acquisitions. Currently our exploration and development activities are all on or near existing operating or former operating properties. During 2006, we anticipate production of approximately 6.0 million ounces of silver and 150,000 ounces of gold.

        We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. Financially, we believe we can acquire other mining companies or properties because of the following:

•	Cash balance of $65.6 million and short-term securities of $15.2 million at June 30, 2006;
•	Two effective shelf registration statements with the Securities and Exchange Commission. One allows us to sell up to $275.0 million in common stock, preferred stock, warrants and debt securities in order to raise capital for potential acquisitions and for general corporate purposes. The other allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions; and
•	A $30.0 million revolving credit agreement, with no amount outstanding at June 30, 2006.

Results of Operations

        For the second quarter and first six months of 2006, we recorded income applicable to common shareholders of $9.1 million and $47.3 million ($0.08 and $0.40 per common share, respectively), compared to losses applicable to common shareholders of $6.4 million and $9.8 million ($0.05 and $0.08 per common share) during the same periods in 2005, respectively. The improved 2006 results over the comparable periods in 2005 were primarily the result of:

•	The sale of our investment in Alamos Gold, Inc. in January 2006, for $57.4 million in cash proceeds, generating a pre-tax gain of $36.4 million.
•	Increased gross profit at our Lucky Friday, Greens Creek and La Camorra units (see the Lucky Friday Segment, Greens Creek Segment and La Camorra Segment sections below for further discussion of operating results);
•	The sale of our Noche Buena gold exploration property in Mexico during April 2006, generating a $4.4 million gain; and
•	Increased average prices for all metals produced at our operations, illustrated by the following table comparing the average prices for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Silver – London PM Fix ($/ounce)	$12.28	$7.15	$10.99	$7.06
Gold – Realized ($/ounce)	$613	$432	$592	$430
Gold – London PM Fix ($/ounce)	$627	$427	$591	$427
Lead – LME Final Cash Buyer ($/pound)	$0.50	$0.45	$0.53	$0.45
Zinc – LME Final Cash Buyer ($/pound)	$1.49	$0.58	$1.26	$0.59

        Our results of operations during 2006 have also been impacted by the adoption of SFAS No. 123(R) “Share-Based Payment” in January. SFAS No. 123(R) requires us to record an expense for the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We are using the modified prospective transition method, which has been reflected in our interim consolidated financial statements as of and for the second quarter and first six months ended June 30, 2006.

        In accordance with the modified prospective transition method, our interim consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The fair value of the options granted during the second quarter and first six months of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model, utilizing the same methodologies in assumptions as we have historically under APB No. 25, as discussed below. As of June 30, 2006, the majority of options outstanding were fully vested, and we recognized stock-based compensation expense under SFAS No. 123(R) of approximately $1.8 million during the first six months of 2006, which was recorded to general and administrative expenses and cost of sales and other direct production costs. Over the next twelve months, we expect to recognize an additional $0.7 million in compensation expense for unvested awards as required by SFAS No. 123(R).

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

The La Camorra Segment

        The following is a comparison of the operating results and key production statistics of our Venezuelan operations, which include the La Camorra mine, a custom milling business and Mina Isidora, which commenced limited production in mid-2005 (dollars are in thousands, except per ton and per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales	$31,065	$9,657	$46,641	$19,347
Cost of sales and other direct production costs	(19,274)	(6,888)	(27,572)	(12,948)
Depreciation, depletion and amortization	(5,925)	(1,449)	(11,456)	(2,777)

Gross profit	$5,866	$1,320	$7,613	$3,622

Tons of ore processed	60,832	49,269	115,379	99,601
Gold ounces produced	38,399	27,020	76,019	48,881
Gold ounces per ton	0.699	0.581	0.700	0.514
Total cash cost per gold ounce (1)	$340	$317	$348	$307

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

        Sales for the La Camorra unit increased due to higher average gold prices, improved ore grades and increased ore volume from Mina Isidora. Additionally, the 11,500 ounces of gold held in inventory at the end of March 2006 (8,900 ounces at December 31, 2005) were sold within Venezuela during the second quarter of 2006 ($7.3 million). Local regulation requires that 15% of all production be sold in-country and although we have been successful with the sale of gold within Venezuela, there can be no assurance that local markets will continue to absorb our production in the future or will do so without requiring a substantial discount.

        However, operating income for the second quarter and first six months of 2006, compared to the same periods in 2005, have been negatively impacted by the following:

•	Increased cost of sales due to increased ore volume, rising costs of production from deeper faces in the La Camorra mine and increased labor, commodity and transportation costs, which requires haulage of ore to our milling facility located approximately 110 km from the mine;
•	Elimination of foreign exchange gains that decreased cost of sales in 2005 due to changes in currency regulations in Venezuela. In the first six months of 2005, we recognized foreign exchange gains which reduced our cost of sales by $2.3 million. We have recognized no such gains in 2006;
•	During the first six months of 2006, we have recorded a reserve for materials inventory obsolescence at the La Camorra mine that also negatively affected cost of sales;
•	Increased depreciation expense as a result of the commissioning of the shaft at the La Camorra mine in 2005, discussed in more detail below; and
•	Reduced production from the La Camorra mine due to mining at greater depths and lower productivity.

        In order to mine more efficiently at the greater depths of the La Camorra mine and potentially develop further proven and probable reserves, in 2003 we made the decision to construct a production shaft based on the long lead-time necessary for its construction. We completed the shaft and placed it into service during the third quarter of 2005. In 2005, proven and probable ore reserves decreased from those reported at the end of 2004, as the mine exhibited lower ore grades and no significant results were returned from drilling on the La Camorra veins. We expect depreciation expense related to the shaft to continue to negatively affect operating income for the La Camorra unit over the next year. Declining proven and probable ore reserves and lower ore grades will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces can be economically extracted from the mine.

        The construction of the production shaft was more costly than originally anticipated and we are disputing some of the shaft construction costs submitted by the contractor. Pursuant to the construction agreement, we submitted the matter to arbitration in November 2005. We have also agreed to participate in non-binding mediation. The contractor has asserted $7.2 million in construction costs that we dispute. We claim approximately $6.1 million in damages against the contractor for various claims and back charges related to the construction of the shaft. There can be no assurance that any mediation of the matter will be successful, or that the matter will be arbitrated in our favor.

Business Risks in Venezuela

        Currency and Related Risks

        In February 2003, the Venezuelan government imposed foreign exchange and price controls in response to adverse economic conditions, and has put into place rules that restrict access of companies and individuals to foreign exchange. Since that time, the fixed rate has increased from Bolivares (“Bs.”) 1,600 to $1.00 to Bs. 2,150 to $1.00 at June 30, 2006, which is the rate we have used to translate the financial statements for our activities in Venezuela recorded in Bs. to U.S. dollars included in our Consolidated Financial Statements. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela, although future devaluations of the bolivar and/or the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on our financial results or condition.

        In October 2005, the Venezuelan government enacted the Criminal Exchange Law that imposes strict sanctions, criminal and economic, for the exchange of Venezuelan currency with other foreign currency through other than officially designated methods, or for obtaining foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in bolivares that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $1.1 million at December 31, 2005, to $11.1 million at June 30, 2006. Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $33.0 million, over the remainder of 2006. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan bolivar may continue to grow and any conversion may result in losses when and if in the future we decide to distribute money outside Venezuela.

        Prior to the enactment of the Criminal Exchange Law, we recognized foreign exchange gains of approximately $2.3 million in the first six months of 2005, as markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from the fixed rate. During the second quarter and first six months of 2006, the Criminal Exchange Law has impacted our costs and Venezuelan cash flows. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela, although the Venezuelan exchange control regulations have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. We believe this will continue into the future, and will continue to impact our profitability of operations compared to previous periods.

        SENIAT Litigation

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

        Other

        Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as export and exchange controls. This uncertain state of affairs could affect our operations, including changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences could have a material adverse effect on our financial results or condition.

The Greens Creek Segment

        The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts, and reflect our 29.73% share):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Sales	$14,125	$10,392	$27,910	$20,540
Cost of sales and other direct production costs	(5,234)	(5,794)	(10,255)	(10,466)
Depreciation, depletion and amortization	(1,779)	(1,806)	(3,722)	(3,828)

Gross profit	$7,112	$2,792	$13,933	$6,246

Tons of ore milled	51,505	58,442	103,394	113,488
Silver ounces produced	520,750	760,193	1,134,844	1,657,064
Gold ounces produced	3,750	5,950	8,478	12,150
Zinc tons produced	3,689	5,377	8,226	10,499
Lead tons produced	1,196	1,828	2,811	3,675
Silver ounces per ton	13.73	17.74	14.63	19.53
Gold ounces per ton	0.116	0.152	0.124	0.156
Zinc percent	8.37	10.52	9.18	10.66
Lead percent	3.11	4.11	3.55	4.20
Total cash cost per silver ounce (1)	$(2.28)	$1.11	$(1.74)	$1.07
By-product credits	11,017	7,945	21,343	15,930
By-product credit per silver ounce	$21.16	$10.45	$18.81	$9.61

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

        The increases in income from operations during the second quarter and first six months of 2006, compared to the same 2005 periods, were primarily the result of higher average metal prices, partially offset by lower ore grades, the effects of continued mine rehabilitation and development, and higher diesel prices.

        Ground falls in various areas of the mine in the third quarter of 2005 resulted in the allocation of resources to rehabilitation work during the second half of 2005. During the first six months of 2006, Greens Creek has continued to focus manpower and equipment on mine rehabilitation work relating to ground support reinforcement in the main haulage ways. A mining contract company was engaged during the first half of 2006 to help maintain production and reduce the effects of the rehabilitation work. However, the underground congestion caused by alternative haulage truck routing, and the lack of available mine ore faces – both results of the focus on rehabilitation work – decreased production in the second quarter and first six months of 2006, as tons of ore milled were 12% and 9% lower than the first quarter and first six months of 2005, respectively. Completion of the rehabilitation work is expected in the second half of 2006.

        The Greens Creek operation is currently powered by diesel generators and production costs have been significantly affected by increasing fuel prices. Infrastructure has been installed that will allow hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. All infrastructure is in place, and testing and final programming of the system was completed in July, with use of the system expected to begin during the second half of 2006. AEL&P has agreed to supply its excess power to Greens Creek, which will replace an estimated 23% to 35% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated they will supply 95% of Greens Creek power. This project is anticipated to reduce production costs at Greens Creek in the future.

        The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $ 27.9 million at June 30, 2006, of which our 29.73% portion was $ 8.3 million, and $27.3 million at December 31, 2005, of which our 29.73% portion was $ 8.1 million. During the second half of 2006, the joint venture anticipates increasing this trust, our portion of which we estimate to be $1.0 million.

        The 305% and 263% improvements in total cash cost per ounce for the second quarter and first six months of 2006, respectively, compared to 2005, are attributable to increased by-product credits, as 2006 zinc, lead and gold prices have continued to exceed prices during the same 2005 period, partially offset by lower silver production and higher production costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

        The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Sales	$11,704	$5,209	$21,225	$9,649
Cost of sales and other direct production costs	(6,208)	(4,375)	(11,893)	(8,227)
Depreciation, depletion and amortization	(820)	(89)	(1,493)	(178)

Gross profit	$4,676	$793	$7,839	$1,244

Tons of ore milled	65,703	55,380	129,427	98,565
Silver ounces produced	742,125	622,866	1,368,917	1,144,258
Lead tons produced	4,092	3,756	7,686	6,805
Zinc tons produced	1,374	1,180	2,406	2,004
Silver ounces per ton	12.29	12.09	11.66	12.49
Lead percent	6.77	7.27	6.56	7.39
Zinc percent	2.89	3.05	3.14	2.76
Total cash cost per silver ounce (1)	$4.97	$4.69	$5.13	$4.96
By-product credits	6,370	3,433	11,371	6,704
By-product credit per silver ounce	$8.58	$6.04	$8.31	$6.17

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

        The $3.8 million and $6.3 million increases in operating income for the second quarter and first six months of 2006, compared to the same 2005 periods, respectively, resulted primarily from higher average metals prices and increased production, partially offset by increased costs related to an increase in production. Approximately 410,000 and 730,000 ounces of silver were mined from the 5900 level expansion area during the second quarter and first six months of 2006, respectively, with full production levels expected to be reached in the second half of 2006. The increased production from the 5900 level expansion area resulted in the 19% increase in tons of ore milled and silver ounces produced for the second quarter of 2006, compared to the same 2005 period, and the 31% increase in tons milled and 20% increase in silver ounces produced when comparing June 30, 2006 and 2005 year-to-date results.

        The increase in total cash costs per silver ounce in the second quarter and first half of 2006, compared to the 2005 periods, are due to higher production costs and longer ore haulage, partially offset by improved by-product credits resulting from increasing lead and zinc prices. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

The San Sebastian Segment

        The following is a comparison of the operating results of our San Sebastian segment (dollars are in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Sales	$47	$(3)	$955	$153
Cost of sales and other direct production costs	—	(889)	(906)	(1,400)
Depreciation, depletion and amortization	—	(533)	—	(920)

Gross profit (loss)	$47	$(1,425)	$49	$(2,167)

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

        The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts. Sales reported for the six months ended June 30, 2006, represent final settlement payments received on prior period dorè shipments, and include revenue received from silver and gold contained in material remaining in the mill after operations ceased.

Corporate Matters

        Other significant variances affecting our second quarter and first six months of 2006 results, as compared to the same periods in 2005, were as follows:

•	Increased interest income due to higher cash balances and higher interest rates;
•	Higher general and administrative expenses in the 2006 period, primarily the result of increased incentive compensation expenses required by the adoption of SFAS 123(R);
•	Increase in expenditures for closed operations and environmental matters, as the San Sebastian unit has been placed on care and maintenance status;
•	Increase in interest expense related to our $30.0 million revolving credit facility, which was entered into in September 2005 and subject to interest on outstanding balances, as well as a quarterly commitment fee on the unused portion of amount available to us for borrowing;
•	Offsetting variances in exploration and pre-development expenses due to a shift in classification of costs incurred at the Hollister Development Block project in Nevada, where we began underground exploration drilling during the first quarter of 2006;
•	Higher income tax provision due to the accrual of U.S. alternative minimum tax expense on the gain from the sale of our stock position in Alamos Gold, Inc.; and
•	Increased legal fees related to the La Camorra Shaft arbitration.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

        The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the La Camorra segment only) and silver operations (the San Sebastian, Greens Creek and Lucky Friday segments), for the quarters and first six months ended June 30, 2006 and 2005 (in thousands, except costs per ounce).

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

	Combined Silver Properties
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total cash costs (1)	$2,503	$3,587	$5,043	$7,252
Divided by ounces produced	1,263	1,384	2,504	2,800

Total cash cost per ounce produced	$1.98	$2.59	$2.01	$2.59

Reconciliation to GAAP:
Total cash costs	$2,503	$3,587	$5,043	$7,252
Depreciation, depletion and amortization (2)	2,599	2,430	5,215	4,928
Treatment and freight costs	(8,063)	(5,896)	(15,016)	(11,907)
By-product credits	17,387	11,862	32,714	23,118
Idle facility costs (2)	—	865	—	1,376
Change in product inventory (3)	(441)	497	212	108
Reclamation and other costs	56	90	101	142

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$14,041	$13,435	$28,269	$25,017

	Lucky Friday Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total cash costs (1)	$3,689	$2,663	$7,017	$5,389
Divided by silver ounces produced (4)	742	568	1,369	1,087

Total cash cost per ounce produced	$4.97	$4.69	$5.13	$4.96

Reconciliation to GAAP:
Total cash costs	$3,689	$2,663	$7,017	$5,389
Depreciation, depletion and amortization	820	89	1,493	178
Treatment and freight costs	(3,667)	(1,908)	(6,278)	(3,686)
By-product credits	6,370	3,433	11,371	6,704
Change in product inventory	(192)	142	(228)	(186)
Reclamation and other costs	8	(7)	11	6

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$7,028	$4,412	$13,386	$8,405

	Greens Creek Unit
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total cash costs (1)	$(1,186)	$841	$(1,974)	$1,780
Divided by silver ounces produced	521	760	1,135	1,657

Total cash cost per ounce produced	$(2.28)	$1.11	$(1.74)	$1.07

Reconciliation to GAAP:
Total cash costs	$(1,186)	$841	$(1,974)	$1,780
Depreciation, depletion and amortization	1,779	1,806	3,722	3,828
Treatment and freight costs	(4,396)	(3,948)	(8,738)	(8,181)
By-product credits	11,017	7,945	21,343	15,930
Change in product inventory	(250)	916	(467)	855
Reclamation and other costs	48	42	90	81

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$7,012	$7,602	$13,976	$14,293

	La Camorra Unit (5)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total cash costs (1)	$12,562	$8,234	$25,771	$14,416
Divided by ounces produced	37	26	74	47

Total cash cost per ounce produced	$340	$317	$348	$307

Reconciliation to GAAP:
Total cash costs	$12,562	$8,234	$25,771	$14,416
Depreciation, depletion and amortization	5,925	1,449	11,456	2,777
Treatment and freight costs	(2,088)	(515)	(3,682)	(927)
By-product credits	1,015	437	1,425	743
Change in product inventory	7,822	(1,265)	4,111	(1,313)
Reclamation and other costs	(37)	—	(53)	31

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$25,199	$8,340	$39,028	$15,727

	Total, All Properties
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Reconciliation to GAAP, All locations
Total cash costs (1)	$15,065	$11,821	$30,814	$21,668
Depreciation, depletion and amortization (2)	8,524	3,879	16,671	7,705
Treatment and freight costs	(10,151)	(6,411)	(18,698)	(12,834)
By-product credits	18,402	12,299	34,139	23,861
Idle facility costs (2)	—	865	—	1,376
Change in product inventory (3)	7,381	(768)	4,323	(1,205)
Reclamation and other costs	19	90	48	173

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$39,240	$21,775	$67,297	$40,744

(1)

Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.

(2)

The mill that processed San Sebastian ore in Mexico was closed for most of the first six months of 2005 (and fourth quarter of 2004) due to a strike by mill workers, making 2005 production statistics not meaningful including total cash costs per ounce produced. Mine and mill operations ceased in October 2005. During the second quarter and first six months of 2005, cost of sales and other direct production costs of $0.9 million and $1.4 million, respectively, were not included in the determination of total cash costs for silver operations. Additionally during the second quarter and first six months of 2005, San Sebastian recognized depreciation, depletion and amortization expense of $0.5 million and $0.9 million, respectively, which is reflected in the total for all properties and combined silver properties above.

(3)	Includes approximately $907,000 related to San Sebastian cost of sales and other direct production costs during the first quarter of 2006 for prior period doré shipments.

(4)

Ounces mined from the 5900 level development project at Lucky Friday are not included in the determination of total cash costs during the second quarter and first six months of 2005. Approximately 55,000 ounces and 58,000 ounces of silver, respectively, were excluded from the calculation.

(5)

Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions, including Mina Isidora, only. During the quarters and first six months ending June 30, 2006 and 2005, a total of 1,676 and 1,095 ounces, and 2,431 and 1,862 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three and six months ending June 30, 2006 and 2005, were the costs to purchase the ore of approximately $1.0 million and $0.7 million, respectively, and $1.4 million and $1.1 million, respectively.

Financial Liquidity and Capital Resources

        Our liquid assets include (in thousands):

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$65,567	$6,308
Adjustable rate securities	15,200	—
Marketable equity securities	—	40,862
Non-current investments	3,567	2,233

Total cash, cash equivalents and investments	$84,334	$49,403

        The growth in our cash, cash equivalents and investments in the first half of the year was due to cash generated by our operations, an increase in the fair market value of our investment in common stock of Alamos Gold, Inc., which we sold in February 2006, and sale of our Noche Buena property in April 2006. We believe that cash flow generated from operations, existing cash and investments, potential equity offerings, sale of assets, and our $30.0 million credit facility will be sufficient to finance capital requirements, exploration, general corporate activities, and acquisition or capital improvement opportunities.

        Our cash balance at June 30, 2006 included $11.1 million held in local currency in Venezuela (based on the official exchange rate of Bs. 2,150 = $1.00), with the balance expected to grow as approvals for foreign currency exchange continue to be limited and our ability to convert bolivares to U.S. dollars is likewise limited. For a more detailed discussion, see Note 2 of Notes to Interim Consolidated Financial Statements and the La Camorra segment above.

        Cash requirements for the remainder of 2006 are expected to include:

•	Capital expenditures of approximately $18.0 million, primarily related to the completion of the expansion project at Lucky Friday, surface infrastructure at Mina Isidora in Venezuela and development and mine development and surface infrastructure at Greens Creek;
•	Exploration and pre-development expenditures of approximately $16.0 million, primarily related to:
»	Continued pre-development and underground exploration drilling, and a feasibility study, at the Hollister Development Block project;
»	Surface drilling programs and a scoping study at the Hugh Zone, along with drilling at other targets, near our San Sebastian property in Mexico;
»	Exploration on our Block B concessions and near our La Camorra mine in Venezuela; and
»	Underground drilling beyond the current proven and probable reserves at our Lucky Friday and Greens Creek mines.
•	General funding of operations and corporate general and administrative expenses; and
•	Reclamation and other closure costs of approximately $6.0 million, including an increase of $1.0 million to the surety bond at Greens Creek.

        Operating activities provided $28.6 million cash in the first six months of 2006, compared to $6.0 million used in the same period of 2005. Net income, adjusted for non-cash elements, grew by $26.8 million due primarily to rising metals prices, increased gold production, losses incidental to a strike at our San Sebastian operation in 2005, and liquidation of product inventory in Venezuela. Liquidation of working capital in the first half of 2006 yielded cash, whereas cash was consumed by working capital increases in the same period of 2005. The difference was primarily the result of reductions in gold inventories in Venezuela in 2006, in contrast to increases in 2005. Furthermore, we reduced value-added tax receivables in Venezuela this year, partly as a result of sales of gold into the local market.

        Investing activities provided $31.9 million cash in the first half of 2006, due primarily to the sale of our holding in Alamos Gold, Inc for $57.4 million. Additions to properties, plants and equipment totaled $14.2 million in 2006 primarily for expansion of the 5900 level at Lucky Friday and the development of Mina Isidora in Venezuela. Capital spending in 2006 represents a reduction of 41% over the comparable period in 2005, as the La Camorra shaft project was finished in 2005. Net purchases of short-term investments used $15.2 million cash in the first six months of 2006, compared to net maturities of $14.1 million during the 2005 period. Investing activities in 2006 also included the sale of our Noche Buena property for $4.4 million.

        Financing activities in the first six months of 2006 used $1.3 million, which included net repayments on debt of $3.0 million and $0.3 million in dividends paid to preferred shareholders, offset by $2.3 million received from stock issued under employee stock option plans.

Contractual Obligations and Contingent Liabilities and Commitments

        The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our earn-in agreement obligations, outstanding purchase orders and certain capital expenditures and lease arrangements as of June 30, 2006 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Purchase obligations (1)	$6,549	—	—	—	$6,549
Contractual obligations (2)	4,732	—	—	—	4,732
Hollister development block (3)	11,468	—	—	—	11,468
Short-term debt (4)	228	57	—	—	285
Operating lease commitments (5)	697	314	—	—	1,011

Total contractual cash obligations	$23,674	$371	$—	$—	$24,045

(1)	As of June 30, 2006, our 29.73% portion of purchase obligations at Greens creek included $0.9 million related to capital projects.

(2)

As of June 30, 2006, we were committed to approximately $2.0 million for ore and Venezuelan employee transportation, $1.3 million for various capital projects at Greens Creek and the La Camorra unit and $0.5 million in contracted exploration drilling.

(3)

In March 2006, we reached an agreement with Great Basin Gold Ltd. to modify the 2002 earn-in agreement to the Hollister Development Block gold exploration project. The modifications to the earn-in agreement provide that we will complete and fund 100% of remaining stage one activities by March 31, 2007, and will fully fund stage two until we deliver a feasibility study. Total estimated remaining cost to fulfill our commitments under the modified agreement is approximately $11.5 million.

(4)	Represents anticipated expense of 0.75% per annum on the sum of the average unused portion of our $30.0 million revolving credit agreement, which had no amounts outstanding at June 30, 2006.

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

        We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At June 30, 2006, our reserves for these matters totaled $67.3 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. For additional information relating to our environmental obligations, see Note 5 of Notes to Interim Consolidated Financial Statements.

        At June 30, 2006, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

        Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $67.3 million at June 30, 2006, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next 30 years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of June 30, 2006, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $52.4 million. For additional information, see Note 5 of Notes to Interim Consolidated Financial Statements.

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

        Significant by-product credits are used in calculation of cash costs per ounce of silver at the Greens Creek and Lucky Friday units. For these operations, we view zinc, lead and gold strictly as by-products because:

•	We have historically presented Greens Creek and Lucky Friday as producers primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	Silver has historically represented a higher value that any other metal;
•	Silver is the primary object of the cost structures at Greens Creek and Lucky Friday, which utilize selective mining methods for recovery of silver rather than bulk methods for recovery of lower-value base metals; and
•	By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

        The values of all by-products per ounce of silver produced were:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Greens Creek	$21.16	$10.45	$18.81	$9.61
Lucky Friday	8.58	6.04	8.31	6.17

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

Currency and Related Risks in Venezuela

        The functional currency for our operations in Venezuela remains the U.S. dollar. Accordingly, we translate our monetary assets and liabilities at the Venezuelan fixed exchange rate of Bs. 2,150 to $1.00, as well as our income and expenses, as the rate has not changed since March 2005. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs which have been limited and slow, or through the use of negotiable instruments on which we would likely incur foreign currency losses. As a result, our cash balances denominated in bolivares that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $1.1 million at December 31, 2005, to $11.1 million at June 30, 2006. Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $33.0 million, over the remainder of 2006. Although we are currently making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan bolivar may continue to grow and any conversions may result in losses when and if in the future we decide to distribute money outside Venezuela.

Venezuela Value-added Taxes on Purchases

        Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. The current portion of outstanding VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $2.6 million (net of a reserve for anticipated discounts totaling $0.3 million) at June 30, 2006, and $7.7 million at December 31, 2005 (net of a reserve for anticipated discounts of $1.3 million). Classified as a non-current asset on our consolidated balance sheet at June 30, 2006, was $5.1 million in outstanding VAT (net of reserve for anticipated discounts totaling $0.9 million).

        As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in March 2006, and we are reasonably current on collection of VAT refunds. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 12.5% and 15% of face value at June 30, 2006 and December 31, 2005, respectively, with reserves established by our analysis of past collections and the likelihood of future collections.

New Accounting Pronouncements

        In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits:

•	Fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
•	Clarifies which interest-only strips are not subject to the requirements of SFAS 133;
•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

        FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which will become effective for us beginning January 2007. FIN No. 48 clarifies the accounting for uncertainly in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. Currently, the adoption of FIN No. 48 is not expected to have a material effect on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        We believe there has been no material change in our market risk since the end of our last fiscal year, with the exception of currency and related risks in Venezuela. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part II, Item 1A - “Risk Factors” in this report and Item 1 - “Business” and Item 1A - “Risk Factors” in our Form 10-K for the year ended December 31, 2005).

Cash

        The Venezuelan exchange control regulations have limited our ability to repatriate cash, receive dividends or other distributions without substantial cost. At June 30, 2006 and December 31, 2005, we held the U.S. dollar equivalent of approximately $11.1 million and $1.1 million, respectively, denominated in the Venezuelan bolivar (2,150 bolivares to $1.00). Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $33.0 million, over the remainder of 2006. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments on which we would likely incur foreign currency losses. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan bolivares may continue to grow and any conversions may result in losses when and if in the future we decide to distribute money outside Venezuela.

Short-term Investments

        Our short-term investments of $15.2 million consist of adjustable rate securities as of June 30, 2006, and were subject to changes in market interest rates and were sensitive to those changes. Our adjustable rate securities were subject to a weighted-average interest rate of 5.23% and mature over the next twelve months.

Other

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

Item 4.   Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

        For information concerning Currency and Related Risks in Venezuela, refer to the La Camorra segment discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 1A. There have been no additional material changes to the Risk Factors set forth in Part I, Item 1A in our Form 10-K for the year ended December 31, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders held on May 5, 2006, the following matters were voted on by Hecla’s shareholders:

        A.    Election of Two Directors:

	Votes For	Votes Withheld	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting
George R. Nethercutt, Jr.	98,097,645	1,583,125	82.62%	98.41%
John H. Bowles	98,032,315	1,648,455	82.56%	98.35%

        B.    Approval of the amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock of Hecla:

Votes For	Votes Against	Abstentions	Broker Non-votes	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting
87,731,793	11,604,345	344,540	92	73.89%	88.01%

        C.    Proposal for an Employee Stock Purchase Plan*:

Votes For	Votes Against	Abstentions	Broker Non-votes	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting
48,443,208	3,604,198	420,130	47,213,234	40.80%	48.60%

*Did not gather enough shareholder votes for a quorum, therefore the proposal did not pass.

Item 5.   Other Information

        On August 4, 2006, our Board of Directors appointed Mr. Dean McDonald as Vice President – Exploration. Mr. McDonald has 24 years of experience in exploration and project evaluation. For the past three years he has been Vice President of Exploration and Business Development for Committee Bay Resources Ltd. in Vancouver, British Columbia. Prior to that, Mr. McDonald was Exploration Manager at Miramar Mining Corporation/Northern Orion Explorations from 1996 to 2003. Mr. McDonald holds a Ph.D. in Geology from the University of Western Ontario and a M.Sc. in Structural and Mineral Deposits from the University of New Brunswick. Neither Committee Bay Resources Ltd. nor Miramar Mining Corporation/Northern Orion Explorations are related to us.

        Our Board of Directors also approved a Change-in-Control Agreement (“Employment Agreement”) and Indemnification Agreement with Mr. McDonald effective September 1, 2006. Mr. McDonald’s Employment Agreement and Indemnification Agreement are substantially identical to prior employment agreements and indemnification agreements entered into with our other executive officers. As part of Mr. McDonald’s employment, he will receive a base salary of $150,000 and is eligible for an annual bonus with a target of 40% of his base salary, with the opportunity to receive an additional bonus depending on our performance. Mr. McDonald will also be eligible to participate in our Long-Term Incentive Plan, on terms approved by our Board of Directors, and other employee benefit plans. The material terms of the Employment Agreement are set forth in Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission for the period ended June 30, 2003. The material terms of the Indemnification Agreement are set forth in Exhibit 10.4 of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the period ended December 31, 2004.

        In connection with his appointment, Mr. McDonald will receive 10,000 shares of restricted common stock under the terms of our Key Employee Deferred Compensation Plan. The first 5,000 shares will vest on September 1, 2007, and the remainder will vest on September 1, 2008. Mr. McDonald will also receive nonqualified stock options to purchase up to 20,000 shares of our common stock at an exercise price to be determined on September 1, 2006, by taking the mean between the highest and lowest reported sales prices of our common stock on the New York Stock Exchange on September 1, 2006. The first 10,000 nonqualified stock options will vest on March 1, 2007, and the remainder will vest on September 1, 2007. Mr. McDonald will also receive 1,200 performance units under our Long-Term Incentive Plan.

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

HECLA MINING COMPANY (Registrant)

Date: August 9, 2006	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President and Chief Executive Officer

Date: August 9, 2006	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – June 30, 2006
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

* Filed herewith