Form 10-Q
period 2006-09-30
HECLA MINING CO/DE/
filed 2006-11-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

Commission file number 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6500 Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

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
Large Accelerated Filer ☐     Accelerated Filer ☒     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 7, 2006

Common stock, par value $0.25 per share	119,516,124

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2006

I N D E X

*Certain items are omitted as they are not applicable.

Part I — Financial Information

Hecla Mining Company and Subsidiaries

Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$70,806	$6,308
Short-term investments and securities held for sale	14,850	40,862
Accounts and notes receivable:
Trade	8,613	5,479
Other	10,234	12,116
Inventories	22,297	25,466
Other current assets	4,653	3,546

Total current assets	131,453	93,777
Investments	4,480	2,233
Restricted cash and investments	21,069	20,340
Properties, plants and equipment, net	130,695	137,932
Other non-current assets	19,934	17,884

Total assets	$307,631	$272,166

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$18,535	$16,684
Dividends payable	138	138
Accrued payroll and related benefits	13,341	10,452
Accrued taxes	3,101	2,529
Current portion of accrued reclamation and closure costs	6,365	6,328

Total current liabilities	41,480	36,131
Long-term debt	—	3,000
Accrued reclamation and closure costs	60,238	62,914
Other non-current liabilities	8,637	8,791

Total liabilities	110,355	110,836

SHAREHOLDERS’ EQUITY
Preferred stock, $0.25 par value, authorized 5,000,000 shares; 157,816 shares issued, liquidation preference - $7,891	39	39
Common stock, $0.25 par value, authorized 400,000,000 shares; issued 2006 – 119,556,457 shares, and issued 2005 – 118,602,135 shares	29,889	29,651
Capital surplus	513,859	508,104
Accumulated deficit	(347,896)	(396,092)
Accumulated other comprehensive income	1,816	19,746
Less treasury stock, at cost; 2006 – 57,333 common shares, and 2005 – 8,274 common shares	(431)	(118)

Total shareholders’ equity	197,276	161,330

Total liabilities and shareholders’ equity	$307,631	$272,166

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Sales of products	$50,414	$30,428	$147,145	$80,117

Cost of sales and other direct production costs	25,696	22,220	76,322	55,259
Depreciation, depletion and amortization	10,346	5,577	27,017	13,282

	36,042	27,797	103,339	68,541

Gross profit	14,372	2,631	43,806	11,576

Other operating expenses:
General and administrative	2,601	2,652	9,482	7,581
Exploration	6,058	5,100	15,056	12,457
Pre-development expense	2,240	2,534	5,689	6,768
Depreciation and amortization	196	154	743	437
Other operating expenses	1,947	697	3,211	1,881
Gain on sale of properties, plants and equipment	(31)	—	(4,451)	—
Provision for closed operations and environmental matters	906	830	2,503	1,517

	13,917	11,967	32,233	30,641

Income (loss) from operations	455	(9,336)	11,573	(19,065)

Other income (expense):
Gain on sale of investments	—	—	36,416	—
Interest income	1,117	840	2,808	1,628
Interest expense	(189)	(31)	(552)	(39)

	928	809	38,672	1,589

Net income (loss) from operations, before income taxes	1,383	(8,527)	50,245	(17,476)
Income tax provision	(382)	(68)	(1,635)	(660)

Net income (loss)	1,001	(8,595)	48,610	(18,136)
Preferred stock dividends	(138)	(138)	(414)	(414)

Income (loss) applicable to common shareholders	$863	$(8,733)	$48,196	$(18,550)

Comprehensive income (loss):
Net income (loss)	$1,001	$(8,595)	$48,610	$(18,136)
Change in derivative contracts	—	—	—	761
Reclassification of gain on sale of marketable securities included in net income	—	—	(36,422)	—
Unrealized holding gains on investments	1,435	5,425	17,930	6,990

Comprehensive income (loss)	$2,436	$(3,170)	$30,118	$(10,385)

Basic and diluted income (loss) per common share after preferred dividends	$0.01	$(0.07)	$0.40	$(0.16)

Weighted average number of common shares outstanding – basic	119,483	118,484	119,146	118,422

Weighted average number of common shares outstanding – diluted	119,869	118,484	119,561	118,422

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended

	September 30, 2006	September 30, 2005

Operating activities:
Net income (loss)	$48,610	$(18,136)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	27,760	13,719
Gain on sale of investments	(36,416)	—
Gain on disposition of properties, plants and equipment	(4,451)	(53)
Gain on sale of royalty interests	(341)	(550)
Provision for inventory obsolescence	1,342	—
Provision for reclamation and closure costs	261	767
Stock compensation	2,202	1,085
Other non-cash charges, net	266	—
Change in assets and liabilities:
Accounts and notes receivable	(4,667)	(1,454)
Inventories	1,827	(4,448)
Other current and non-current assets	15	984
Accounts payable and accrued expenses	1,852	369
Accrued payroll and related benefits	2,984	717
Accrued taxes	572	304
Accrued reclamation and closure costs and other non-current liabilities	(2,158)	(3,238)

Net cash provided by (used in) operating activities	39,658	(9,934)

Investing activities:
Additions to properties, plants and equipment	(20,115)	(31,452)
Proceeds from sale of investments	57,441	—
Proceeds from disposition of properties, plants and equipment	4,368	21
Increase in restricted investments	(729)	(361)
Purchase of short-term investments and other securities held for sale	(43,060)	(68,694)
Maturities of short-term investments and other securities held for sale	28,210	91,128

Net cash provided by (used in) investing activities	26,115	(9,358)

Financing activities:
Common stock issued under stock option plans	2,452	251
Dividends paid to preferred shareholders	(414)	(2,899)
Other financing activities	—	(604)
Purchase of treasury shares	(313)	—
Borrowings on debt	4,060	1,000
Repayments on debt	(7,060)	(1,000)

Net cash used in financing activities	(1,275)	(3,252)

Net increase (decrease) in cash and cash equivalents	64,498	(22,544)
Cash and cash equivalents at beginning of period	6,308	34,460

Cash and cash equivalents at end of period	$70,806	$11,916

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1. Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows and notes to interim consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the consolidated financial position of Hecla Mining Company and its subsidiaries (“we” or “our” or “us”). These interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2005, as it may be amended from time to time.

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

On November 8, 2006, we implemented a holding company structure. For additional information, see Note 13 of Notes to Consolidated Financial Statements.

Note 2. Cash, Short-term Investments, Investments and Restricted Cash

Cash

At September 30, 2006 and December 31, 2005, we held the U.S. dollar equivalent of approximately $14.3 million and $1.1 million, respectively, denominated in Venezuelan bolivares (2,150 bolivares to $1.00). Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan gold production sold outside of the country over the past 180 days, or approximately $31.2 million, through April 2007. Exchanging our cash held in local currency into U. S. dollars can be done through specific Venezuelan governmental programs that have been limited and slow, or through the use of negotiable instruments on which we have incurred and may incur additional foreign currency losses. During the third quarter of 2006, we exchanged the U.S. dollar equivalent of approximately $6.1 million at the official exchange rate of 2,150 bolivares to $1.00 for $4.8 million at the open market rate, incurring a foreign exchange loss for the difference. The foreign exchange loss has been included in other operating expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss). Although we are currently making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan bolivar may continue to grow and any future conversions, or future devaluation of the Venezuelan bolivar, may result in further losses when and if we decide to distribute money outside Venezuela.

Short-term Investments and Securities Held for Sale

Investments at September 30, 2006 and December 31, 2005 consisted of the following (in thousands)

	September 30, 2006	December 31, 2005

Adjustable rate securities	$14,850	$—
Marketable equity securities (cost $21,001)	—	40,862

	$14,850	$40,862

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

Non-current Investments

At September 30, 2006 and December 31, 2005, the fair market value of our non-current investments was $4.5 million and $2.2 million, respectively. The cost of these investments was approximately $1.3 million and $0.9 million, respectively.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $21.1 million and $20.3 million at September 30, 2006 and December 31, 2005, respectively, including $8.4 million and $8.1 million, respectively, restricted for reclamation funding for the Greens Creek Joint Venture.

Note 3. Income Taxes

For the three and nine months ended September 30, 2006, we recorded a current tax provision of $0.4 million and $1.6 million, respectively, primarily for U.S. alternative minimum tax and foreign withholding taxes payable. For the three and nine months ended September 30, 2005, we recorded a $0.1 million and $0.7 million tax provision, respectively, for U.S. alternative minimum tax, foreign withholding taxes payable and foreign income taxes payable.

The income tax provision for the third quarter and first nine months in 2006 varies from the amount that would have resulted from applying the statutory income tax rate to our pretax income primarily due to utilization of tax net operating loss carryforwards. The income tax provision for the same periods in 2005 varies from the amount that would have resulted from applying the statutory income tax rate to pretax income primarily due to non-utilization of foreign tax losses partially offset by utilization of U.S. tax net operating loss carryforwards.

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Concentrates, doré, bullion, metals in transit and other products	$9,515	$10,964
Materials and supplies (1)	12,782	14,502

	$22,297	$25,466

(1)	Net of a reserve for inventory obsolescence recorded during the first nine months of 2006 of $1.3 million at the La Camorra unit.

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are required by current regulations to sell 15% of our production within the country. Included in sales for the second and third quarters of 2006 are revenues from the sale of Venezuelan production in-country, including 8,900 ounces of gold which was held in product inventory at December 31, 2005.

Note 5. Commitments and Contingencies

Bunker Hill Superfund Site

In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the

Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square-mile site located near Kellogg, Idaho (“the Bunker Hill site”). The 1994 Consent Decree (the “Bunker Hill Decree” or “Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill site. Parties to the Decree included us, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently filed bankruptcy and settled all of its obligations under the Bunker Hill Decree.

In response to a request by us and ASARCO, the Federal District Court having jurisdiction over the Bunker Hill Decree issued an order in September 2001 that the Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the Bunker Hill Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Coeur d’Alene River Basin (“Basin”) Remedial Investigation/Feasibility Study. The EPA issued the ROD in September 2002, proposing a $359.0 million Basin-wide clean up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we and ASARCO requested that the Court release both parties from future work under the Bunker Hill Decree.

In November 2003, the Federal District Court issued its order on ASARCO’s and our request for final relief on the motion to modify the Bunker Hill Decree. The Court held that we and ASARCO were entitled to a reduction of $7.0 million from the remaining work or costs under the Decree. The parties agreed to credit this $7.0 million reduction against the government’s alleged past costs under the Decree, although historically we had not recorded this credit to offset our estimated future costs. In January 2004, the United States and the State of Idaho appealed the modification to the Decree. In December 2005, the U.S. Ninth Circuit Court of Appeals reversed the Federal District Court’s order, including the $7.0 million reduction from the parties’ obligations under the Decree. Our petition for a rehearing of this matter was denied by the Ninth Circuit Court in April 2006. During July 2006, we filed a petition for a Writ of Certiorari with the U.S. Supreme Court seeking its permission to appeal the Ninth Circuit Court’s decision. On October 16, 2006, the U.S. Supreme Court entered an order denying our petition for a Writ of Certiorari, thereby leaving the Ninth Circuit Court decision final.

Shortly after the Ninth Circuit Court of Appeals ruling in December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs, if any, we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September notice said that it was not a formal demand and invited us to discuss or comment on the matter. We will assess the materials sent to us and will discuss the matter with the EPA. If we are unable to reach a satisfactory resolution, we anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to increase our expenditures and/or accrual relating to the Bunker Hill site.

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

The accrued liability balance at September 30, 2006 relating to the Bunker Hill site was $1.6 million, which is anticipated to be spent over the next two through thirty years. The liability balance represents our portion of the remaining remediation activities associated with the site, as well as our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree. We have not included any amount in the accrual for government claims for past costs because, in accordance with GAAP, we are currently unable to estimate our liability for these claims. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $4.9 million, the amount we currently estimate to complete the total remaining obligation under the Decree. In addition, we may be liable for government past costs allegedly incurred by the government at the Bunker Hill site, as discussed above. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

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

As discussed above, in May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the ROD on the Basin in September 2002, proposing a $359.0 million Basin-wide clean-up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.

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

The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in Phase II of the litigation of the trustees’ percentage of trusteeship in co-managed resources. The United States and the Tribe are re-evaluating their claims for natural resource damages for Phase II; such claims may be in the range of $2.0 billion to $3.4 billion. We believe we have limited liability for natural resource damages because of the actions of the Court described above. Because of a number of factors relating to the quality and uncertainty of the United States and Tribe’s natural resources damage claims, we are currently unable to estimate what, if any, liability or range of liability we may have for these claims.

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, we have determined a potential range of liability to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. We and ASARCO (which, as discussed above, filed for bankruptcy in August 2005) are the only defendants remaining in the United States’ litigation. Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing as discussed above, the Idaho Federal Court vacated the January 2006 trial date. We anticipate the Court will schedule a status conference to address rescheduling the Phase II trial date once the Bankruptcy Court rules on a motion brought by the United States to declare the bankruptcy stay inapplicable to the Idaho Court proceedings. We do not currently have an opinion as to when the Court might rule.

Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million (including the potential range of liability of $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at September 30, 2006, was $23.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of September 30, 2006, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

In March 2002, Independence Lead Mines Company (“Independence”), notified us of certain alleged defaults by us under a 1968 lease agreement relating to the Gold Hunter area (also known as the DIA properties) of our Lucky Friday unit. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties. Independence holds an 18.52% net profits interest under the lease agreement that is payable after we recoup our investments in the DIA properties.

In June 2002, Independence filed a lawsuit in Idaho State District Court seeking termination of the lease agreement and requesting unspecified damages. Trial of the case occurred in late March 2004. In July 2004, the Court issued a decision that found in our favor on all issues and subsequently awarded us approximately $0.1 million in attorneys’ fees and certain costs, which Independence has paid. In August 2004, Independence filed its Notice of Appeal with the Idaho Supreme Court. Oral arguments were heard by the Idaho Supreme Court in February 2006. In April 2006, the Idaho Supreme Court ruled in our favor on all of Independence’s claims. During May 2006, Independence filed a motion for reconsideration with the Idaho Supreme Court, which was denied in June 2006. We believe that Independence has exhausted the appeals process and that the matter has concluded.

Nevada Litigation – Hollister Development Project

We and our wholly owned subsidiary, Hecla Ventures Corporation, filed a lawsuit in Elko County, Nevada, in April 2005 against our co-participants, Great Basin Gold Ltd. and Rodeo Creek Gold Inc., to resolve contractual disagreements involving our Earn-In Agreement entered into in August 2002 for the Hollister Development Project located in northern Nevada. In March 2006, the parties agreed to modify the Earn-In Agreement to reflect changing conditions at the project, revise certain deadlines and dismiss all litigation. Although there can be no assurance that other disagreements will not arise between the parties, we believe that they will not likely affect progress on the project.

Creede, Colorado, Litigation

In May 2005, the Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against us, Barrick Goldstrike Mines Inc., Chevron USA Inc. and Chevron Resources Company (collectively the “defendants”) for alleged violations of the Resource Conservation and Recovery Act (“RCRA”) and the Clean Water Act (“CWA”). During June 2006, Wason Ranch voluntarily dismissed the lawsuit without prejudice. In September 2006, Wason Ranch sent the defendants a Notice of Endangerment and intent to file suit under the RCRA and CWA. The notice alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment in violation of the RCRA and CWA. As of this date a formal complaint has not been filed or served.

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

In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV will pay approximately $0.8 million in exchange for release of the alleged tax liabilities, which we paid in August 2006. In a separate agreement, Monarch will reimburse MHV for all amounts expended in settling the case, including response costs, through a reduction in MHV’s royalty obligations to Monarch. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo, and that MHV’s settlement efforts will be successful, there can be no assurances as to the outcome of this proceeding until a final settlement is approved by the court. If the tax court in Caracas or an appellate court were to subsequently award SENIAT its entire requested embargo, it could disrupt our operations in Venezuela.

In a separate matter, in February 2005 we were notified by SENIAT that it had completed its audit of our Venezuelan tax returns for the years ended December 31, 2003 and 2002. In the notice, SENIAT alleged that certain expenses are not deductible for income tax purposes and that calculations of tax deductions based upon inflationary adjustments were overstated, and has issued an assessment that is equal to taxes payable of $3.8 million. We reviewed SENIAT’s findings and submitted an appeal. In March 2006, the appeal was resolved in our favor and we were found not liable for the $3.8 million assessment. However, there can be no assurance that there will not be additional assessments in the future, or that SENIAT or other governmental agencies or officials will not take other actions against us, whether or not justified.

La Camorra Shaft Construction Arbitration

We are disputing some of the shaft construction costs relating to the production shaft commissioned at our La Camorra mine during 2005. Pursuant to the construction agreement, we submitted the matter to the American Arbitration Association for arbitration in November 2005. The parties agreed to participate in non-binding mediation but were unable to reach a satisfactory resolution of the matter. We now expect to proceed to arbitration in 2007. The contractor asserts $7.0 million of construction costs that we dispute. We claim approximately $2.9 million in damages against the contractor for various claims and back charges related to the construction of the shaft. There can be no assurance that the matter will be arbitrated in our favor.

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

Note 6. Income (Loss) per Common Share

We are authorized to issue 400.0 million shares of common stock, $0.25 par value per share, of which 119,556,457 shares were issued at September 30, 2006. In May 2006, shareholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 200.0 million to 400.0 million.

The following tables present reconciliations of the numerators and denominators used in the basic and diluted income (loss) per common share computations. Also shown is the effect that has been given to preferred dividends in arriving at the income (losses) applicable to common shareholders for the three and nine months ended September 30, 2006 and 2005, in computing basic and diluted income (loss) per common share (dollars and shares in thousands, except per-share amounts).

	Three Months Ended September 30,

	2006			2005

	Net Income	Weighted Average Shares	Per-Share Amount	Net Loss	Weighted Average Shares	Per-Share Amount

Income (loss) before preferred stock dividends	$1,001			$(8,595)
Less: Preferred stock dividends	(138)			(138)

Basic income (loss) applicable to common shareholders	$863	119,483	$0.01	$(8,733)	118,484	$(0.07)
Effect of dilutive securities	—	386	—	—	—	—

Diluted income (loss) per common share	$863	119,869	$0.01	$(8,733)	118,484	$(0.07)

	Nine Months Ended September 30,

	2006			2005

	Net Income	Weighted Average Shares	Per-Share Amount	Net Loss	Weighted Average Shares	Per-Share Amount

Income (loss) before preferred stock dividends	$48,610			$(18,136)
Less: Preferred stock dividends	(414)			(414)

Basic income (loss) applicable to common shareholders	$48,196	119,146	$0.40	$(18,550)	118,422	$(0.16)
Effect of dilutive securities	—	415	—	—	—	—

Diluted income (loss) per common share	$48,196	119,561	$0.40	$(18,550)	118,422	$(0.16)

These calculations of diluted income (loss) per share for the three and nine months ended September 30, 2006 and 2005, exclude the effects of convertible preferred stock (liquidation preference of $7.9 million in 2006 and 2005), as their conversion and exercise would be antidilutive. Restricted stock units outstanding during the 2005 periods, as well as common stock issuable upon the exercise of certain stock options, have also been excluded as their conversion and exercise would be antidilutive as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

1995 Stock Incentive Plan
Stock options	1,405,500	3,006,820	1,405,500	3,006,820
2002 Key Employee Deferred Compensation Plan
Stock options	267,300	904,290	267,300	904,290
Stock units	—	80,303	—	80,303
Restricted stock units	—	189,000	—	189,000

Note 7. Business Segments

We are organized and managed by four operating segments, which represent our operating units and various exploration targets: the La Camorra unit and various exploration activities in Venezuela, the San Sebastian unit and various exploration activities in Mexico, the Greens Creek unit and the Lucky Friday unit. Prior to 2005, we were organized according to the geographical areas in which we operated, Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit).

At December 31, 2005, we changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for the third quarter and first nine months of 2005 to be comparable to the current presentation. General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.” We consider interest expense, interest income and income taxes general corporate items and are not allocated to our segments.

The following tables present information about reportable segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Sales to unaffiliated customers:
La Camorra	$21,159	$8,494	$67,800	$27,841
Greens Creek	15,899	9,692	43,809	30,232
Lucky Friday	13,356	5,271	34,581	14,920
San Sebastian	–	6,971	955	7,124

	$50,414	$30,428	$147,145	$80,117

Income (loss) from operations:
La Camorra	$(420)	$(3,614)	$3,845	$(4,536)
Greens Creek	7,271	1,601	20,827	7,084
Lucky Friday	4,518	1,127	11,843	2,134
San Sebastian	(2,489)	(1,408)	(1,733)	(5,933)
Other	(8,425)	(7,042)	(23,209)	(17,814)

	$455	$(9,336)	$11,573	$(19,065)

The following table presents identifiable assets by reportable segment as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

Identifiable assets:
La Camorra	$105,096	$104,491
Greens Creek	69,497	64,235
Lucky Friday	28,743	21,457
San Sebastian	5,020	7,208
Other	99,275	74,775

	$307,631	$272,166

Note 8. Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Service cost	$186	$176	$4	$2
Interest cost	757	804	45	20
Expected return on plan assets	(1,334)	(1,399)	—	—
Amortization of prior service cost	92	97	(2)	19
Amortization of net (gain) loss	12	(20)	(12)	(5)
Amortization of transition obligation	—	2	—	—

Net periodic benefit cost (income)	$(287)	$(340)	$35	$36

	Nine Months Ended September 30,

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Service cost	$559	$529	$13	$5
Interest cost	2,270	2,410	135	58
Expected return on plan assets	(4,002)	(4,196)	—	—
Amortization of prior service cost	275	292	(5)	57
Amortization of net (gain) loss	34	(59)	(39)	(15)
Amortization of transition obligation	—	4	—	—

Net periodic benefit cost (income)	$(864)	$(1,020)	$104	$105

Note 9. Stock-Based Compensation Plans

At September 30, 2006 and 2005, executives, key employees and non-employee directors had been granted options to purchase our common shares or were credited with common shares under the various stock-based compensation plans described below. The following table presents our various outstanding options and units as of September 30, 2006 and 2005:

	2006	2005

1995 Stock Incentive Plan
Stock options	2,155,570	3,006,820
Deferred Compensation Plan
Stock options	962,393	904,290
Stock units	10,532	80,303
Restricted stock units	147,600	189,000

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

Deferred Compensation Plan

We maintain a deferred compensation plan, as amended November 6, 2006, that allows eligible officers and employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into the stock account, with no matching contribution. As a result of the amendment, participants will no longer be permitted to utilize the investment account to purchase discounted stock options. Stock options and units vest and are distributable based upon predetermined dates as elected by the participants or upon a distributable event, such as (1) separation from service; (2) death; (3) unforeseeable emergency; or (4) change in control of the Company.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our board of directors at any time. A total of 1.0 million shares of common stock are authorized under this plan. On May 30 of each year, each nonemployee director is credited that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivery, which occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; (4) a change-in-control; or (5) at anytime upon the election of a director, provided that the delivery under such election shall be limited to that portion of the stock credited to each director for at least 24 months prior to delivery. Further, the shares of our common stock credited to nonemployee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we have chosen to use the modified prospective transition method and our interim consolidated financial statements as of and for the nine months ended September 30, 2006, reflect its impact. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.

In accordance with the modified prospective transition method, our interim consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006, was approximately $0.4 million and $2.2 million, respectively, was recorded as general and administrative expenses and to cost of sales and other direct production costs. Over the next twelve months, we expect to recognize approximately $0.6 million in additional compensation expense as the remaining options and units vest, as required by SFAS No. 123(R).

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

	Periods ended September 30, 2005

	Three months	Nine months

Loss applicable to common shareholders
As reported	$(8,733)	$(18,550)
Stock-based employee compensation expense included in reported loss	254	1,085
Total stock-based employee compensation expense determined under fair value based methods for all awards	(457)	(2,935)

Pro-forma loss applicable to common shareholders	$(8,936)	$(20,400)

Loss applicable to common shareholders per share:
As reported	$(0.07)	$(0.16)
Pro forma	$(0.08)	$(0.17)

During the third quarter and first nine months of 2005, we recognized charges of $0.3 million and $0.8 million, respectively, for variable plan accounting and accruals under our employee stock option plans, which are no longer required under the provisions of SFAS No. 123(R).

The fair value of the options granted during the third quarters and first nine-month periods of 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted average fair value of options granted	$1.87	$1.14	$2.30	$1.57
Expected stock price volatility	52.99%	52.71%	51.38%	54.35%
Estimated forfeiture	4.29%	2.92%	0.35%	2.92%
Risk-free interest rate	5.00%	4.09%	4.93%	3.58%
Expected life of options (years)	2.4	2.8	2.7	2.8

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

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price per Share

Outstanding, December 31, 2005	3,876,225	$5.08
Granted	701,638	6.26
Exercised	(657,197)	3.80
Expired	(802,703)	6.27

Outstanding, September 30, 2006 (1)	3,117,963	$5.31

The aggregate intrinsic value of options exercised during the third quarters of 2006 and 2005, before applicable income taxes, was approximately $34,000 and $0, respectively, and $1.5 million and $0.2 million during the first nine months of 2006 and 2005, respectively. Additionally, we received cash proceeds of $0.1 million and $0 during the third quarters of 2006 and 2005, respectively, and $2.5 million and $0.3 million during the first nine months of 2006 and 2005.

The following table presents information about the stock options outstanding (1) and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$2.94 – 3.72	554,726	1.0	$3.52	554,726	$3.52
4.06–4.92	827,577	3.2	4.70	794,685	4.71
5.04–5.09	62,860	4.0	5.06	35,614	5.07
5.63–6.00	831,000	2.4	5.91	831,000	5.91
6.16–6.54	841,800	3.7	6.50	821,800	6.51

$2.94 –6.54	3,117,963	2.8	$5.31	3,037,825	$5.31

As of September 30, 2006, the majority of options outstanding were fully vested and the 80,137 unvested options will vest within twelve months. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2006, before applicable income taxes, was $2.1 million, based on our closing stock price of $5.74 per common share as of September 30, 2006.

(1)	Included in stock options outstanding at September 30, 2006, were 837,261 discounted stock options purchased by participants under the provisions of our deferred compensation plan that were modified on November 6, 2006, driven by changes in Internal Revenue Service requirements as they pertain to employee deferred compensation arrangements. As a result of the modification, the equivalent positive value of proceeds upon exercise of these stock options will be credited to the employee’s respective investment account, therefore will be considered a liability rather than settled with shares of common stock. During the fourth quarter of 2006, we will record a liability of $3.0 million and additional compensation expense of $1.3 million, based on the closing stock price of $6.85 on November 6, 2006. The liability, with a corresponding adjustment to compensation expense, will be marked-to-market each reporting period until the options are exercised.

Restricted Stock Units

Unvested restricted stock units, granted to employees by the board of directors, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested, January 1, 2006	144,000	$4.66
Granted	145,600	$6.26
Distributed	(144,000)	$4.66
Expired	—	$—

Unvested, September 30, 2006	145,600	$6.26

From the outstanding balance as of September 30, 2006, all except 15,000 of the units will vest within the next twelve months and will be distributable based upon predetermined dates as elected by the participants. We have recognized approximately $0.4 million in compensation expense since grant date, and will record an additional $0.5 million in compensation expense over the remaining vesting period related to these units.

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

Note 10. Long-term Debt and Credit Agreement

In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In September 2006, we extended the agreement one year. Amounts borrowed under the credit agreement are available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At September 30, 2006, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

On November 8, 2006, we entered into a second amendment to the agreement to take into account our changed organizational structure affected by the Agreement and Plan of Reorganization and Merger, as discussed below in Note 13 of Notes to Consolidated Financial Statements. All terms of the credit agreement will remain materially unchanged, including our covenants. However, the credit agreement was amended and we executed a Parent Guaranty.

Note 11. Asset Retirement Obligations

The following is a reconciliation at September 30, 2006 and December 31, 2005, of the total liability for asset retirement obligations, which are part of our $66.6 million and $69.2 million accrued reclamation and closure costs, respectively (in thousands):

	2006	2005

Balance January 1	$9,212	$7,862
Changes in obligation due to changes in reclamation plans	479	1,113
Accretion expense	278	426
Payment of reclamation	(124)	(189)

Balance September 30, December 31	$9,845	$9,212

Note 12. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158, among other things, will require us to:

•	Recognize the funded status of our defined benefit plans in our consolidated financial statements; and
•	Recognize as a component of other comprehensive income/(loss) the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

We will adopt SFAS No. 158 for the year ending December 31, 2006. At September 30, 2006 and December 31, 2005, the net amounts recognized on our consolidated balance sheet were assets of $15.0 million and $13.9 million, respectively. Based on preliminary actuarial estimates, we estimate an increase to noncurrent assets of approximately $2.0 million, with a corresponding adjustment to other comprehensive income. The adoption will not affect our results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

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

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

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

Note 13. Subsequent Events

For the sole purpose of implementing a holding company structure, on November 8, 2006, we filed an Agreement and Plan of Reorganization. Hecla Mining Company, a Delaware corporation organized on August 7, 2006 and formerly named Hecla Holdings Inc., is the successor issuer of our wholly-owned subsidiary, Hecla Limited (“Predecessor”), a Delaware corporation organized on March 21, 1983 and formerly named Hecla Mining Company, as a result of Predecessor adopting a holding company organizational structure.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part II, Item 1A – “Risk Factors” in this report and Item 1 – “Business” and Item 1A – “Risk Factors” in our annual report filed on Form 10-K for the year ended December 31, 2005. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Hecla Mining Company

We are a precious metals company originally incorporated in 1891. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner, with the goal of creating value for our shareholders.

We are engaged in the exploration and development of mineral properties and the mining and processing of silver, gold, lead and zinc. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to metals traders. We are organized and managed into four operating segments that represent our operating units and various exploration locations: the La Camorra unit and various exploration activities in Venezuela; the San Sebastian unit and various exploration activities in Mexico; the Greens Creek unit; and the Lucky Friday unit. The maps below show the locations of our operating units and our exploration projects, as well as the Hollister Development Block and our corporate office located in Coeur d’Alene, Idaho.

Overview

Our current business strategy is to focus our financial and human resources on silver and gold production and expanding our proven and probable reserves and economic potential. Expansion of production will result through a combination of exploration efforts and acquisitions. Currently our exploration and development activities are all on or near existing operating or former operating properties. During 2006, we anticipate production of approximately 6.0 million ounces of silver, 150,000 ounces of gold, 24,000 tons of zinc and 23,000 tons of lead.

We have had a major exploration program underway to expand our proven and probable reserves and economic potential, primarily at properties in Idaho, Alaska, Nevada, Mexico and in Venezuela. We have focused our exploration on our own properties due to their prospectivity, under-exploration and size of our land packages. While we expect to continue this exploration, we anticipate expansion of our exploration program to additional properties in Mexico, and possibly other countries, including the U.S.

We are actively seeking to expand our mineral reserves by acquiring other mining companies or properties. Financially, we believe we can acquire other mining companies or properties because of the following:

•	Cash balance of $70.8 million and short-term securities of $14.9 million at September 30, 2006;
•	Two effective shelf registration statements with the Securities and Exchange Commission. One allows us to sell up to $275.0 million in common stock, preferred stock, warrants and debt securities in order to raise capital for potential acquisitions and for general corporate purposes. The other allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions; and
•	A $30.0 million revolving credit agreement, with no amount outstanding at September 30, 2006.

Results of Operations

For the third quarter and first nine months of 2006, we recorded income applicable to common shareholders of $0.9 million and $48.2 million ($0.01 and $0.40 per common share, respectively), compared to losses applicable to common shareholders of $8.7 million and $18.6 million ($0.07 and $0.16 per common share) during the same periods in 2005, respectively. The improved 2006 results over the comparable periods in 2005 were primarily the result of:

•	The sale of our investment in Alamos Gold, Inc. in January 2006, for $57.4 million in cash proceeds, generating a pre-tax gain of $36.4 million.
•	Increased gross profit at our Lucky Friday, Greens Creek and La Camorra units (see the Lucky Friday Segment, Greens Creek Segment and La Camorra Segment sections below for further discussion of operating results);
•	The sale of our Noche Buena gold exploration property in Mexico during April 2006, generating a $4.4 million pre-tax gain; and
•	Increased average prices for all metals produced at our operations, illustrated by the following table comparing the average prices for the three and nine months ended September 30, 2006 and 2005:
	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Silver – London PM Fix ($/ounce)	$11.70	$7.07	$11.22	$7.06
Gold – London PM Fix ($/ounce)	$622	$439	$601	$431
Lead – LME Final Cash Buyer ($/pound)	$0.54	$0.40	$0.53	$0.43
Zinc – LME Final Cash Buyer ($/pound)	$1.53	$0.59	$1.35	$0.59

Our results of operations during 2006 have also been impacted by the adoption of SFAS No. 123(R) “Share-Based Payment” in January. SFAS No. 123(R) requires us to record an expense for the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We are using the modified prospective transition method, which has been reflected in our interim consolidated financial statements as of and for the third quarter and first nine months ended September 30, 2006.

In accordance with the modified prospective transition method, our interim consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The fair value of the options granted during the third quarter and first nine months of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model, utilizing the same methodologies and assumptions as we have historically used under APB No. 25, as discussed below. As of September 30, 2006, the majority of options outstanding were fully vested, and we recognized stock-based compensation expense under SFAS No. 123(R) of approximately $1.6 million during the first nine months of 2006, which was recorded to general and administrative expenses and cost of sales and other direct production costs. Over the next twelve months, we expect to recognize an additional $0.6 million in compensation expense for unvested awards as required by SFAS No. 123(R).

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

The La Camorra Segment

The following is a comparison of the operating results and key production statistics of our Venezuelan operations, which include the La Camorra mine, a custom milling business, and Mina Isidora, which commenced limited production in mid-2005 (dollars are in thousands, except per ton and per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Sales	$21,159	$8,494	$67,800	$27,841
Cost of sales and other direct production costs	(11,919)	(6,810)	(39,490)	(19,758)
Depreciation, depletion and amortization	(7,229)	(2,348)	(18,686)	(5,127)

Gross profit	$2,011	$(664)	$9,624	$2,956

Tons of ore processed	57,647	42,235	173,026	141,836
Gold ounces produced	38,636	22,175	114,656	71,056
Gold ounces per ton	0.684	0.569	0.695	0.531
Total cash cost per gold ounce (1)	$380	$381	$359	$330

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Sales for the La Camorra unit increased due to higher average gold prices, improved ore grades and increased ore volume from Mina Isidora. Production during the third quarter of 2005 was negatively impacted by a strike at the La Camorra mine. Between the strike and the labor issues afterward, operational output during the second half of 2005 was affected. Additionally, 8,900 ounces of gold held in inventory at the end of 2005 were sold within Venezuela during the second quarter of 2006 ($7.3 million).

However, operating income for the third quarter and first nine months of 2006, compared to the same periods in 2005, were negatively impacted by the following:

•	Increased cost of sales due to increased ore volume, rising costs of production from deeper faces in the La Camorra mine, and increased labor, commodity and transportation costs, for haulage of ore mined from Mina Isidora and purchased from small third-party mining operations, to our milling facility located approximately 110 km from Mina Isidora;
•	Elimination of foreign exchange gains that decreased cost of sales in 2005 due to changes in currency regulations in Venezuela. In the first nine months of 2005, we recognized foreign exchange gains of $5.9 million that partially reduced our cost of sales. We have recognized no such gains in 2006;
•	During the first nine months of 2006, we have recorded a reserve for materials inventory obsolescence at the La Camorra mine that also negatively affected cost of sales;
•	Increased depreciation expense as a result of the commissioning of the shaft at the La Camorra mine in 2005, discussed in more detail below; and
•	Reduced production from the La Camorra mine due to mining at greater depths, lower productivity, and reduced reserves.

In order to mine more efficiently at the La Camorra mine and potentially develop further proven and probable reserves, in 2003 we made the decision to construct a production shaft based on the long lead-time necessary for its construction. We completed the shaft and placed it into service during the third quarter of 2005. Since 2005, proven and probable ore reserves have continued to decrease as the mine has exhibited lower ore grades and no significant additions to reserves have been returned from drilling in the La Camorra vicinity. Depreciation expense related to the shaft has negatively affected operating income for the La Camorra unit since its operation, and we expect it to continue to do so over the next year. Declining proven and probable ore reserves and lower ore grades will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces can be economically extracted from the mine.

The construction of the production shaft was more costly and took longer than originally anticipated and we are disputing some of the shaft construction costs submitted by the contractor. Pursuant to the construction agreement, we submitted the matter to arbitration in November 2005. The contractor has asserted $7.0 million in construction costs that we dispute. We claim approximately $2.9 million in damages against the contractor for various claims and back charges related to the construction of the shaft. There can be no assurance that any mediation of the matter will be successful, or that the matter will be arbitrated in our favor.

Business Risks in Venezuela

Currency and Related Risks

In February 2003, the Venezuelan government imposed foreign exchange and price controls, and has put into place rules that restrict access of companies and individuals to foreign exchange. At September 30, 2006, the fixed rate was 2,150 bolivares (“Bs.”) to $1.00 ,which is the rate we have used to translate the financial statements for our activities in Venezuela recorded in Bs. to U.S. dollars included in our consolidated financial statements. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela, although the implementation of more stringent exchange control restrictions in that country could have a material adverse effect on the operation of this unit.

In October 2005, the Venezuelan government enacted the Criminal Exchange Law that imposes strict sanctions, criminal and economic, for the exchange of Venezuelan currency with other foreign currency through other than officially designated methods, or for obtaining foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in bolivares that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $1.1 million at December 31, 2005, to $14.3 million at September 30, 2006. Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $31.2 million, through April 2007. During the third quarter of 2006, we exchanged the U.S. dollar equivalent of approximately $6.1 million at the official exchange rate of 2,150 bolivares to $1.00 for approximately $4.8 million at an open market exchange rate of 2,690 to $1.00, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan bolivar may continue to grow and any future conversions or devaluation of the bolivar may result in further losses when and if in the future we decide to distribute money outside Venezuela.

Prior to the enactment of the Criminal Exchange Law, we recognized foreign exchange gains of approximately $5.9 million in the first nine months of 2005, as markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from the fixed rate. During the third quarter and first nine months of 2006, the Criminal Exchange Law has impacted our costs and Venezuelan cash flows. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela, although the Venezuelan exchange control regulations have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. We believe this will continue into the future, and will continue to impact our profitability of operations compared to previous periods.

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

In October 2005, MHV and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV pay approximately $0.8 million in exchange for a release of the alleged tax liabilities and release of the cash deposit, which we paid in August 2006. In a separate agreement, Monarch will reimburse MHV for all amounts in settling the case, including defense costs, through a reduction in MHV’s royalty obligations to them. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo related with this case and that MHV’s settlement efforts will be successful, there can be no assurance as to the outcome of this proceeding until a final settlement is executed and entered by the court. If the tax court in Caracas or an appellate court were to subsequently award SENIAT the previously requested embargo, it could disrupt our Venezuela operations and have a material adverse effect on our financial results or condition.

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

Other

Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as export and exchange controls. This uncertain state of affairs could affect our operations, including changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences, if significant enough, could have a material adverse effect on our financial results or condition.

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts, and reflect our 29.73% share):

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Sales	$15,899	$9,692	$43,809	$30,232
Cost of sales and other direct production costs	(6,218)	(6,211)	(16,475)	(16,678)
Depreciation, depletion and amortization	(2,120)	(1,527)	(5,842)	(5,354)

Gross profit	$7,561	$1,954	$21,492	$8,200

Tons of ore milled	53,116	50,508	156,509	163,996
Silver ounces produced	758,865	555,707	1,893,709	2,212,772
Gold ounces produced	4,704	4,445	13,182	16,595
Zinc tons produced	4,142	4,196	12,369	14,695
Lead tons produced	1,672	1,354	4,483	5,030
Silver ounces per ton	18.05	15.37	15.79	18.25
Gold ounces per ton	0.128	0.137	0.124	0.150
Zinc percent	8.87	9.55	9.08	10.32
Lead percent	3.96	3.57	3.69	4.01
Total cash cost per silver ounce (1)	$(2.61)	$3.05	$(2.08)	$2.09
By-product credits	$12,842	$6,106	$34,185	$22,037
By-product credit per silver ounce	$16.92	$10.99	$18.05	$9.96

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increases in income from operations during the third quarter and first nine months of 2006, compared to the same 2005 periods, were primarily the result of higher average metal prices, partially offset by the effects of continued mine rehabilitation and development and higher diesel prices. Income from operations for the third quarter of 2006 was positively impacted by silver ore grades that were improved compared to the third quarter of 2005. However, silver grades were lower for the first nine months of 2006, compared to the same 2005 period.

Ground falls in various areas of the mine in the third quarter of 2005 resulted in the allocation of resources to rehabilitation work during the second half of 2005. During the first nine months of 2006, Greens Creek has continued to focus manpower and equipment on mine rehabilitation work relating to ground support reinforcement in the main haulage ways. Underground congestion caused by alternative haulage truck routing, and the lack of available mine ore faces - both results of the focus on rehabilitation work - decreased production during the first six months of 2006. A mining contract company was engaged during the second quarter of 2006 to help maintain production and reduce the effects of the rehabilitation work, and ore production for the third quarter of 2006 was 5% higher compared to the third quarter of 2005 as a result. However, tons of ore milled during the first nine months of 2006 was 5% lower than production levels for the comparable 2005 period. Completion of the rehabilitation work is expected in the fourth quarter of 2006.

Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. All infrastructure is in place, and use of the system commenced operation in August 2006. AEL&P has agreed to supply its excess power to Greens Creek, which will replace an estimated 20% to 30% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated they will supply 95% of Greens Creek power. This project is anticipated to reduce production costs at Greens Creek in the future.

The Greens Creek Joint Venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $28.2 million at September 30, 2006, of which our 29.73% portion was $8.4 million, and $27.3 million at December 31, 2005, of which our 29.73% portion was $8.1 million. During the fourth quarter of 2006, the Joint Venture anticipates increasing this trust, our portion of which we estimate to be $1.0 million.

The 186% and 200% improvements in total cash cost per ounce for the third quarter and first nine months of 2006, respectively, compared to 2005, are attributable to increased by-product credits, as 2006 zinc, lead and gold prices have continued to exceed prices during the same 2005 period, partially offset by higher production costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Sales	$13,356	$5,271	$34,581	$14,920
Cost of sales and other direct production costs	(7,559)	(3,848)	(19,451)	(12,073)
Depreciation, depletion and amortization	(997)	(123)	(2,489)	(301)

Gross profit	$4,800	$1,300	$12,641	$2,546

Tons of ore milled	72,713	65,076	202,140	163,641
Silver ounces produced	737,450	812,855	2,106,367	1,957,113
Lead tons produced	4,339	4,878	12,025	11,683
Zinc tons produced	2,061	1,294	4,467	3,298
Silver ounces per ton	10.96	13.42	11.41	12.86
Lead percent	6.46	8.00	6.52	7.63
Zinc percent	3.53	3.17	3.28	2.92
Total cash cost per silver ounce (1)	$3.88	$4.74	$4.69	$4.88
By-product credits	$8,678	$3,287	$20,049	$9,992
By-product credit per silver ounce	$11.77	$4.04	$9.52	$5.11

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $3.5 million and $10.1 million increases in gross profit for the third quarter and first nine months of 2006, compared to the same 2005 periods, respectively, resulted primarily from higher average metals prices and increased production, partially offset by lower silver and lead ore grades and increased costs related to an increase in production and compensation plans driven by prices. Approximately 685,000 and 1,415,000 ounces of silver were mined from the 5900 level expansion area during the third quarter and first nine months of 2006, respectively, with full production levels expected to be reached in the fourth quarter of 2006. The increased production from the 5900 level expansion area resulted in the 12% increase in tons of ore milled, however, a reduction in grade by 18% has yielded lower silver ounces produced for the third quarter of 2006 compared to the same 2005 period, with an offsetting increase in zinc production. We have taken advantage of high zinc prices to mine wider cuts to recover more zinc. The expansion project has resulted in the 24% increase in tons milled and 8% increase in silver ounces produced when comparing September 30, 2006 and 2005 year-to-date results.

The decrease in total cash costs per silver ounce in the third quarter and first nine months of 2006, compared to the same 2005 periods, is due to higher by-product credits resulting from lead and zinc prices, partially offset by higher production costs. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with lead and zinc as by-products, is appropriate because:

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

The San Sebastian Segment

The following is a comparison of the operating results of our San Sebastian segment (dollars are in thousands):

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Sales	$—	$6,971	$955	$7,124
Cost of sales and other direct production costs	—	(5,351)	(906)	(6,750)
Depreciation, depletion and amortization	—	(1,579)	—	(2,500)

Gross profit (loss)	$—	$41	$49	$(2,126)

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

The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts. Sales reported for the nine months ended September 30, 2006, represent final settlement payments received on prior period doré shipments, and include revenue received from silver and gold contained in material remaining in the mill after operations ceased.

Corporate Matters

Other significant variances affecting our third quarter and first nine months of 2006 results, as compared to the same periods in 2005, were as follows:

•	Foreign exchange loss recorded during the third quarter of 2006 upon the conversion of the U.S. dollar equivalent of approximately $6.1 million at the official exchange rate of Venezuelan currency for $4.8 million received in the open market;
•	Increased interest income due to higher cash balances and higher interest rates;
•	Higher general and administrative expenses in the 2006 period, primarily the result of increased incentive compensation expenses required by the adoption of SFAS 123(R);
•	Increase in expenditures for closed operations and environmental matters, as the San Sebastian unit has been placed on care—and—maintenance status;
•	Increase in interest expense related to our $30.0 million revolving credit facility, which was entered into in September 2005 and subject to interest on outstanding balances, as well as a quarterly commitment fee on the unused portion of amount available and amortization of original loan fees associated with the facility;
•	Overall increase in exploration expenses, offset by lower pre-development costs due to a shift in classification of costs incurred at the Hollister Development Block project in Nevada, where we began underground exploration drilling during the first quarter of 2006;
•	Higher income tax provision due to the accrual of U.S. alternative minimum tax expense on the gain from the sale of our stock position in Alamos Gold, Inc.; and
•	Increased legal fees related to the La Camorra shaft arbitration.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the La Camorra segment only) and silver operations (the San Sebastian, Greens Creek and Lucky Friday segments), for the quarters and first nine months ended September 30, 2006 and 2005 (in thousands, except costs per ounce).

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

	Combined Silver Properties

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Total cash costs (1)	$881	$6,098	$5,928	$14,503
Divided by ounces produced	1,496	1,623	4,000	4,423

Total cash cost per ounce produced	$0.59	$3.76	$1.48	$3.28

Reconciliation to GAAP:
Total cash costs	$881	$6,098	$5,928	$14,503
Depreciation, depletion and amortization (2)	3,117	3,229	8,331	8,155
Treatment and freight costs	(9,177)	(5,136)	(24,193)	(18,196)
By-product credits	21,520	13,628	54,234	36,749
Idle facility costs (2)	—	—	—	1,341
Change in product inventory (3)	506	386	718	515
Reclamation and other costs	49	431	146	589

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$16,896	$18,636	$45,164	$43,656

	Lucky Friday Unit

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Total cash costs (1)	$2,859	$2,777	$9,876	$8,168
Divided by silver ounces produced (4)	737	586	2,106	1,673

Total cash cost per ounce produced	$3.88	$4.74	$4.69	$4.88

Reconciliation to GAAP:
Total cash costs	$2,859	$2,777	$9,876	$8,168
Depreciation, depletion and amortization	997	123	2,489	301
Treatment and freight costs	(3,942)	(1,864)	(10,220)	(5,553)
By-product credits	8,678	3,287	20,049	9,992
Change in product inventory	(39)	(359)	(267)	(545)
Reclamation and other costs	3	4	14	10

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$8,556	$3,968	$21,941	$12,373

	Greens Creek Unit

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Total cash costs (1)	$(1,978)	$1,694	$(3,948)	$4,626
Divided by silver ounces produced	759	556	1,894	2,213

Total cash cost per ounce produced	$(2.61)	$3.05	$(2.08)	$2.09

Reconciliation to GAAP:
Total cash costs	$(1,978)	$1,694	$(3,948)	$4,626
Depreciation, depletion and amortization	2,120	1,527	5,842	5,354
Treatment and freight costs	(5,235)	(3,049)	(13,973)	(12,382)
By-product credits	12,842	6,106	34,185	22,037
Change in product inventory	545	1,420	78	2,275
Reclamation and other costs	46	40	132	123

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$8,340	$7,738	$22,316	$22,033

	La Camorra Unit (5)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Total cash costs (1)	$14,073	$7,610	$39,844	$22,115
Divided by ounces produced	37	20	111	67

Total cash cost per ounce produced	$380	$381	$359	$330

Reconciliation to GAAP:
Total cash costs	$14,073	$7,610	$39,844	$22,115
Depreciation, depletion and amortization	7,229	2,348	18,686	5,127
Treatment and freight costs	(445)	(594)	(4,127)	(1,606)
By-product credits	555	580	1,980	1,323
Change in product inventory	(2,492)	(761)	1,619	(2,074)
Reclamation and other costs	226	(22)	173	—

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$19,146	$9,161	$58,175	$24,885

	Total, All Locations

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Reconciliation to GAAP, All locations
Total cash costs (1)	$14,954	$13,708	$45,772	$36,618
Depreciation, depletion and amortization (2)	10,346	5,577	27,017	13,282
Treatment and freight costs	(9,622)	(5,730)	(28,320)	(19,802)
By-product credits	22,075	14,208	56,214	38,072
Idle facility costs (2)	–	—	–	1,341
Change in product inventory (3)	(1,986)	(375)	2,337	(1,559)
Reclamation and other costs	275	409	319	589

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$36,042	$27,797	$103,339	$68,541

(1)	Includes all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.
(2)	The mill that processed San Sebastian ore in Mexico was closed for most of the first six months of 2005 (and fourth quarter of 2004) due to a strike by mill workers, making 2005 production statistics not meaningful including total cash costs per ounce produced. Mine and mill operations ceased in October 2005. During the third quarter and first nine months of 2005, cost of sales and other direct production costs of $5.4 million and $6.8 million, respectively, were not included in the determination of total cash costs for silver operations. Additionally during the third quarter and first nine months of 2005, San Sebastian recognized depreciation, depletion and amortization expense of $1.6 million and $2.5 million, respectively, which is reflected in the total for all properties and combined silver properties above.
(3)	Includes approximately $907,000 related to San Sebastian cost of sales and other direct production costs during the first quarter of 2006 for prior period doré shipments.
(4)	Ounces mined from the 5900 level development project at Lucky Friday are not included in the determination of total cash costs during the third quarter and first nine months of 2005, as commercial production levels from the expansion project had not yet been reached. Approximately 227,000 ounces and 285,000 ounces of silver, respectively, were excluded from the calculation.
(5)	Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions, including Mina Isidora, only. During the quarters and first nine months ending September 30, 2006 and 2005, a total of 934 and 1,370 ounces, and 3,366 and 3,232 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three and nine months ending September 30, 2006 and 2005, were the costs to purchase the ore of approximately $0.6 million and $0.7 million, respectively, and $2.0 million and $2.0 million, respectively.

Financial Liquidity and Capital Resources

Our liquid assets include (in thousands):

	September 30, 2006	December 31, 2005

Cash and cash equivalents	$70,806	$6,308
Adjustable rate securities	14,850	—
Marketable equity securities	—	40,862
Non-current investments	4,480	2,233

Total cash, cash equivalents and investments	$90,136	$49,403

The growth in our cash, cash equivalents and investments in the first nine months of the year was due to cash generated by our operations, an increase in the fair market value of our investment in common stock of Alamos Gold, Inc., which we sold in February 2006, and sale of our Noche Buena property in April 2006. Over the next twelve months, we believe that cash flow generated from operations, existing cash and investments, potential equity offerings, sale of assets, and our $30.0 million credit facility will be sufficient to finance capital requirements, exploration, general corporate activities, and acquisition or capital improvement opportunities.

Our cash balance at September 30, 2006 included $14.3 million held in local currency in Venezuela (based on the official exchange rate of bolivares (Bs.) 2,150 = $1.00). Approvals for foreign currency exchange continue to be limited and our ability to convert bolivares to U.S. dollars is likewise limited. However, in September 2006 we exchanged the equivalent of $6.1 million at the official exchange rate of Bs. 2,150 to $1 for $4.8 million at the open-market exchange rate of Bs. 2,690 to $1. For a more detailed discussion, see Note 2 of Notes to Interim Consolidated Financial Statements and the La Camorra Segment above.

Cash requirements for the remainder of 2006 are expected to include:

•	Capital expenditures of approximately $10.0 million, primarily related to expansion and tailings impoundment projects at Lucky Friday, surface infrastructure at Mina Isidora in Venezuela and development and surface infrastructure at Greens Creek;
•	Exploration and pre-development expenditures of approximately $8.0 million, primarily related to:
•	Continued pre-development and underground exploration drilling, and a feasibility study at the Hollister Development Block project;
•	Surface drilling programs and a pre—feasibility study at the Hugh Zone, along with drilling at other targets at our San Sebastian property in Mexico;
•	Exploration on our Block B concessions and near our La Camorra mine in Venezuela; and
•	Underground drilling beyond the current proven and probable reserves at our Lucky Friday and Greens Creek mines.
•	General funding of operations and corporate general and administrative expenses; and
•	Reclamation and other closure costs of approximately $3.0 million.

Operating activities provided $39.7 million cash in the first nine months of 2006, compared to $9.9 million used in the same period of 2005. Net income, adjusted for depreciation, depletion and amortization expense and other non-cash items, grew by $41.5 million due primarily to rising metals prices, increased gold production from Venezuela (partly offset by suspension of production at San Sebastian), and liquidation of product inventory in Venezuela. Countering these positive influences on income, our silver production has declined in 2006 compared to 2005 due to suspension of operations at our San Sebastian mine in Mexico, lower production from Greens Creek, and increased expenditures on exploration in the current year. Working capital changes in the first nine months of 2006 yielded cash, whereas cash was consumed by working capital increases in the same period of 2005. The difference was primarily the result of reductions in gold inventories in Venezuela in 2006 (in contrast to increases in 2005), increased payroll liabilities at Lucky Friday and higher severance accruals in Venezuela that will be paid in future years. Furthermore, we have reduced value-added tax receivables in Venezuela this year, partly as a result of sales of gold into the local market.

Investing activities provided $26.1 million in cash in the first nine months of 2006, due primarily to the sale of our holding in Alamos Gold, Inc. for $57.4 million. Additions to properties, plants and equipment required a cash outlay of $20.1 million in 2006, primarily for expansion of the 5900 level at Lucky Friday, development at Greens Creek, and the development of Mina Isidora in Venezuela. Capital spending in 2006 represents a reduction of 36% over the comparable period in 2005, as the La Camorra shaft project was finished in 2005. Net purchases of short-term investments used $14.9 million cash in the first nine months of 2006, compared to net maturities of $22.4 million during the 2005 period. Investing activities in 2006 also included the sale of our Noche Buena property for $4.4 million.

Financing activities in the first nine months of 2006 used $1.3 million, which included net repayments on debt of $3.0 million and $0.4 million in dividends paid to preferred shareholders, offset by $2.5 million received from stock issued under employee stock option plans. Dividends in arrears paid to preferred shareholders in 2005, totaling $2.6 million, have not recurred this year.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our earn-in agreement obligations, outstanding purchase orders and certain capital expenditures and lease arrangements as of September 30, 2006 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Purchase obligations (1)	$7,062	—	—	—	$7,062
Contractual obligations (2)	4,347	—	—	—	4,347
Hollister development block (3)	7,941	—	—	—	7,941
Short-term debt (4)	228	228	—	—	456
Operating lease commitments (5)	1,230	188	—	—	1,418

Total contractual cash obligations	$20,808	$416	$—	$—	$21,224

(1)	As of September 30, 2006, our 29.73% portion of purchase obligations at Greens Creek included $0.8 million related to capital projects.
(2)	As of September 30, 2006, we were committed to approximately $1.1 million for ore and Venezuelan employee transportation and $0.4 million for various capital projects at Greens Creek.
(3)	In March 2006, we reached an agreement with Great Basin Gold Ltd. to modify the 2002 earn-in agreement to the Hollister Development Block gold exploration project. The modifications to the earn-in agreement provide that we will complete and fund 100% of remaining stage one activities by March 31, 2007, and will fully fund stage two until we deliver a feasibility study. Total estimated remaining cost to fulfill our commitments under the modified agreement is approximately $7.9 million.
(4)	Represents anticipated payment of 0.75% per annum on the sum of the average unused portion of our $30.0 million revolving credit agreement, which had no amounts outstanding at September 30, 2006.
(5)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.

We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At September 30, 2006, our reserves for these matters totaled $66.6 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next thirty years. For additional information relating to our environmental obligations, see Note 5 of Notes to Interim Consolidated Financial Statements.

At September 30, 2006, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition

Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter at forward prices for the estimated month of settlement. Sales from our Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal. Due to the time elapsed from the transfer to the smelter and the final settlement with the smelter, we must estimate the price at which our metals will be sold in reporting our profitability and cash flow. Recorded values are adjusted to month-end metals prices until final settlement. If a significant variance was observed in estimated metals prices or metal content compared to the final actual metals prices or content, our monthly results of operations could be affected. Sales of metals in products tolled, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. Third—party smelting, refinery costs and freight expense are recorded as a reduction of revenue.

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

Since 2005, proven and probable ore reserves at our La Camorra mine have continued to decrease as the mine has exhibited lower ore grades and no significant additions to reserves have been returned from drilling on the La Camorra veins. Declining proven and probable ore reserves at a lower ore grade will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces can be economically extracted from the mine.

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

Management’s estimates of metals prices, recoverable ore reserves and operating, capital and reclamation costs are subject to risks of change and uncertainties affecting the recoverability of our investment in various projects. Although management believes it has made a reasonable estimate of these factors based on current conditions and information, it is reasonably possible that changes could occur in the near term which could adversely affect management’s estimate of net cash flows expected to be generated from our operating properties and the need for asset impairment write-downs. All estimates and assumptions are inherently subjective to some extent and may be impacted by error or changing conventions in the methodology of their determination, or in changing industry conditions.

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

Future closure, reclamation and environment-related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretations by regulatory authorities and the possible participation of other potentially responsible parties. Reserves for closure costs, reclamation and environmental matters totaled $66.6 million at September 30, 2006, and we anticipate that the majority of these expenditures relating to these reserves will be made over the next 30 years. It is reasonably possible that the ultimate cost of remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of September 30, 2006, if the highest estimate from the range (based upon information currently available) were recorded, the total estimated liability would be increased by approximately $52.4 million. For additional information, see Note 5 of Notes to Interim Consolidated Financial Statements.

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

Significant by-product credits are used in calculation of cash costs per ounce of silver at the Greens Creek and Lucky Friday units. For these operations, we view zinc, lead and gold strictly as by-products because:

•	We have historically presented Greens Creek and Lucky Friday as producers primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
•	Silver has historically represented a higher value than any other metal;
•	Silver is the primary object of the cost structures at Greens Creek and Lucky Friday, which utilize selective mining methods for recovery of silver rather than bulk methods for recovery of lower-value base metals; and
•	By-products include two other metals for Lucky Friday, and three other metals for Greens Creek.

The values of all by-products per ounce of silver produced were:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Greens Creek	$16.92	$10.99	$18.05	$9.96
Lucky Friday	11.77	4.04	9.52	5.11

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

Currency and Related Risks in Venezuela

The functional currency for our operations in Venezuela remains the U.S. dollar. Accordingly, we translate our monetary assets and liabilities at the Venezuelan fixed exchange rate of bolivares (Bs.) 2,150 to $1.00, as well as our income and expenses, as the rate has not changed since March 2005. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs which have been limited and slow, or through the use of negotiable instruments on which we have incurred and may incur additional foreign currency losses. As a result, our cash balances denominated in Bs. that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $1.1 million at December 31, 2005, to $14.3 million at September 30, 2006. Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $31.2 million, through April 2007. During the third quarter of 2006, we exchanged the U.S. dollar equivalent of approximately $6.1 million at the official exchange rate of 2,150 Bs. to $1.00 for $4.8 million at the open market rate, incurring a foreign exchange loss for the difference. Although we are currently making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan bolivar may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela.

Venezuela Value-added Taxes on Purchases

Value-added taxes (“VAT”) are assessed in Venezuela on purchases of materials and services. The current portion of outstanding VAT is recorded as an account receivable on our consolidated balance sheet, with a balance of $5.7 million (net of a reserve for anticipated discounts totaling $0.3 million) at September 30, 2006, and $7.7 million at December 31, 2005 (net of a reserve for anticipated discounts of $1.3 million). Classified as a non-current asset on our consolidated balance sheet at September 30, 2006, was $2.0 million in outstanding VAT (net of reserve for anticipated discounts totaling $1.0 million).

As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in October 2006, and we are reasonably current on collection of VAT refunds. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time. We have established a reserve of 13.2% and 15.0% of face value at September 30, 2006 and December 31, 2005, respectively, with reserves established by our analysis of past collections and the likelihood of future collections.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158, among other things, will require us to:

•	Recognize the funded status of our defined benefit plans in our consolidated financial statements; and
•	Recognize as a component of other comprehensive income/(loss) the actuarial gains and losses and prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

We will adopt SFAS No. 158 for the year ending December 31, 2006. At September 30, 2006 and December 31, 2005, the net amounts recognized on our consolidated balance sheet were assets of $15.0 million and $13.9 million, respectively. Based on preliminary actuarial estimates, we estimate an increase to noncurrent assets of approximately $2.0 million, with a corresponding adjustment to other comprehensive income. The adoption will not affect our results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits:

•	Fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
•	Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;
•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our market risk since the end of our last fiscal year, with the exception of currency and related risks in Venezuela. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part II, Item 1A - “Risk Factors” in this report and Item 1 – “Business” and Item 1A – “Risk Factors” in our Form 10-K for the year ended December 31, 2005).

Cash

Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. At September 30, 2006 and December 31, 2005, we held the U.S. dollar equivalent of approximately $14.3 million and $1.1 million, respectively, denominated in the Venezuelan bolivar (2,150 Bs. to $1.00). Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $31.2 million, through April 2007. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments on which we have incurred and may incur additional foreign currency losses. During the third quarter of 2006, we exchanged the U.S. dollar equivalent of approximately $6.1 million at the official exchange rate of 2,150 Bs. to $1.00 for $4.8 million at the open market exchange rate, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan bolivares may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela.

Short-term Investments

Our short-term investments of $14.9 million consist of adjustable rate securities as of September 30, 2006, and were subject to changes in market interest rates and were sensitive to those changes. Our adjustable rate securities were subject to a weighted-average interest rate of 5.31% and mature over the next twelve months.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

A. Holding Company Organizational Structure

Hecla Mining Company (“we” or “us”), a Delaware corporation organized on August 7, 2006 and formerly named Hecla Holdings Inc., is the successor issuer toHecla Limited, a Delaware corporation organized on March 21, 1983 and formerly named Hecla Mining Company (“Predecessor”), which is now a wholly-owned subsidiary as a result of Predecessor adopting a holding company organizational structure.

Pursuant to an Agreement and Plan of Reorganization dated November 8, 2006 (the “Merger Agreement”), among us, Predecessor, and Hecla Merger Sub Inc., a Delaware corporation (the “Merger Sub”), Predecessor reorganized into a holding company structure, effective as of the date of the Merger Agreement, whereby we became the holding company for Predecessor. The holding company organizational structure was effected by a merger (the “Merger”) pursuant to Section 251(g) of the Delaware General Corporation Law (the “DGCL”), which provides for the formation of a holding company structure without a vote of stockholders.

Prior to the Merger, we were a direct, wholly-owned subsidiary of Predecessor, and Merger Sub was a direct, wholly-owned subsidiary of us. In the Merger, Merger Sub merged with and into Predecessor, with Predecessor continuing as the surviving corporation. We and Merger Sub were organized for the sole purpose of implementing the holding company structure.

In accordance with the terms of the Merger Agreement, each outstanding share of Predecessor’s common stock, par value $0.25 per share (the “Predecessor Common Stock”), was converted into one share of our common stock, par value $0.25 per share (the “Registrant Common Stock”) and each outstanding share of Predecessor’s preferred stock, par value $0.25 per share (the “Predecessor Preferred Stock”), was converted into one share of our preferred stock, par value $0.25 per share (the “Registrant Preferred Stock”). As a result of the Merger, each stockholder of Predecessor became a holder of Registrant Common Stock and/or Registrant Preferred Stock, evidencing the same proportional interests in us and having the same designations, rights, powers and preferences and qualifications, limitations and restrictions as those securities that such stockholder held in Predecessor.

Immediately after the effectiveness of the Merger, on November 8, 2006, we filed a Certificate of Amendment to our Certificate of Incorporation changing our name from “Hecla Holdings Inc.” to “Hecla Mining Company,” and Predecessor filed a Certificate of Amendment to its Certificate of Incorporation changing its name from “Hecla Mining Company” to “Hecla Limited.” Also on November 8, 2006, we amended our Bylaws to reflect the name change.

Pursuant to an Assignment and Assumption Agreement dated November 8, 2006, between Predecessor as assignor and us as assignee (the “Assignment and Assumption Agreement”), and in connection with the Merger, we assumed Predecessor’s obligations under (i) certain option plans and stock incentive plans and for options and other rights to receive stock granted thereunder, (ii) certain other employee benefit plans, and (iii) employment agreements between Predecessor and its officers and certain other employees. The Assignment and Assumption Agreement appears as Exhibit 10.1 hereto and is incorporated herein by this reference. The other liabilities of Predecessor, including contingent liabilities, were not assumed by us in the Merger and therefore continue to be obligations of the Predecessor, and the assets of Predecessor were not transferred to us and therefore continue to be assets of Predecessor. The conversion of the shares of capital stock in the Merger occurred without an exchange of certificates. Accordingly, outstanding certificates formerly evidencing Predecessor Common Stock and Predecessor Preferred Stock are deemed to represent the same number of shares of Registrant Common Stock and Registrant Preferred Stock. Sales of Registrant Common Stock and Registrant Preferred Stock will continue to be reported on the New York Stock Exchange under the symbols “HL and HLPRB,” respectively, without interruption and with the same CUSIP numbers. The Merger constitutes a tax-free transaction to stockholders for federal income tax purposes.

In accordance with Section 251(g) of the DGCL, the provisions of our Certificate of Incorporation, as amended, including, without limitation, those relating to authorized capital stock, and our bylaws, as amended, are identical to those of Predecessor prior to the Merger (except for certain minor changes expressly permitted by the DGCL). Our directors and executive officers are the same individuals who were directors and executive officers of Predecessor prior to the Merger. Under the federal securities laws we (i) succeed as a “successor issuer” to effective registration statements of Predecessor on file with the Securities and Exchange Commission (“SEC”), (ii) remain eligible to use of various forms of registration statements under the Securities Act, including forms S-3, S-4 and S-8, and (iii) are considered a successor issuer to Predecessor with respect to the registration of Registrant Common Stock and Registrant Preferred Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As a result of the above-described reorganization, Predecessor’s executive officers and certain other employees have become our executive officers and employees. In order for the services of these individuals to be available to Predecessor, we and Predecessor have entered into a Management Services Agreement dated as of November 8, 2006, which appears as Exhibit 10.2 hereto and is incorporated herein by this reference. Under the Management Services Agreement, we have agreed to make available to Predecessor certain management services, including payroll, accounting, and legal services by our employees. In exchange, Predecessor will reimburse us for our out of pocket expenses, and will pay to us a fair and reasonable charge for our internal expenses such as overhead and salary that are allocable to the services we provided to Predecessor. Similarly, under the Management Services Agreement, Predecessor has agreed to provide services to us as we may reasonably request, on the same terms for the services we will provided to Predecessor. All payments between the parties to the Management Services Agreement will be settled periodically via intercompany transfer.

As part of the above-described reorganization, we entered into an Indemnification Agreement dated as of November 8, 2006, with our executive officers and the members of our board of directors. The Indemnification Agreement requires us, under the circumstances described therein, to indemnify advance expenses to and provide director’ and officers’ liability insurance to our executive officers and the members of our board of directors to the fullest extent permitted by law. A form of the Indemnification Agreement appears as Exhibit 10.7 hereto and is incorporated herein by this reference.

In connection with the foregoing, copies of the Merger Agreement, the Assignment and Assumption Agreement, our Certificate of Incorporation (as amended to date), and our By-laws (as amended to date), are also filed herewith as exhibits to this Form 10–Q.

B. Credit Facility Amendment

On November 8, 2006, we, along with Predecessor, signed an agreement amending Predecessor’s $30 million revolving credit facility to provide for our change to a holding company structure. As part of this amendment we also guaranteed Predecessor’s obligations under the revolving credit facility.

Pursuant to the terms of the Credit Agreement dated September 12, 2005, as amended on September 18, 2006 and November 8, 2006, by and among Predecessor, us (with respect to the Second Amendment), The Bank of Nova Scotia and NM Rothschild & Sons Limited (the “Credit Agreement”),

the credit facility extends for a term ending in September 2008, with the right to extend the facility for additional one-year term, on terms acceptable to Predecessor and the lenders. In accordance with the terms of the Credit Agreement, Predecessor has pledged its participating interest in the Greens Creek Joint Venture as collateral to secure its obligations under the Credit Agreement.

A division of The Bank of Nova Scotia is a customer of Predecessor for a portion of Predecessor’s metal sales. During 2004 and 2005, metal sales to The Bank of Nova Scotia represented approximately 15.7% and 32.5%, respectively, of total sales.

The Credit Agreement and the First Amendment to Credit Agreement are each incorporated herein by reference as Exhibit 10.9 and Exhibit 10.10, respectively, and the Second Amendment to the Credit Agreement (“Second Amendment”) and the Parent Guaranty (“Guaranty”) are attached hereto as Exhibits 10.11 and 10.12, respectively, and each is incorporated herein by reference.

The Credit Agreement, First Amendment, Second Amendment, and Guaranty have been included to provide you with information regarding their terms. They are not intended to provide any other factual information about us. Such information can be found elsewhere in other public filings we have made with the Securities and Exchange Commission, which are available without charge at www.sec.gov.

The Credit Agreement, First Amendment, Second Amendment and Guaranty contain representations and warranties we made to the lenders. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that we have exchanged in connection with signing the Credit Agreement, the First Amendment, the Second Amendment and the Guaranty. While we do not believe that they contain information securities laws require us to publicly disclose other than information that has already been so disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Credit Agreement, First Amendment, Second Amendment and Guaranty. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts, since they are modified in important part by the underlying disclosure schedules. These disclosure schedules contain information that has been included in our general prior public disclosures, as well as potential additional non-public information. Moreover, information concerning the subject matter of the representations and warranties may have changed since the date of the Credit Agreement, First Amendment, Second Amendment, and/or Guaranty, which subsequent information may or may not be fully reflected in public disclosures.

C. New Executive Officer

On November 6, 2006, Predecessor’s Board of Directors (the “Board”), who are now also our Board of Directors, appointed Mr. Jay S. Layman as Vice President – Corporate Development. Mr. Layman has 13 years of experience in project evaluation and development. Since September 2004, he has been President for Tactical & Strategic Advisory Services LLC in Littleton, Colorado. Prior to that, Mr. Layman worked for Quadrem in Perth, Australia, where he was Regional Vice President Australasia from January 2003 to August 2004 and Regional Vice President Asia from October 2001 to January 2003. Prior to that, Mr. Layman worked for Newmont Gold Company as a Project Manager from January 1997 to July 1998 and as a Senior Manager of Strategic Planning from July 1998 to October 2001. Mr. Layman holds a Bachelor of Science in Mechanical Engineering and Bachelor of Arts in Business Administration from Washington State University and an MBA in Finance from Eastern Washington University. In February 2005 and August 2005, Mr. Layman provided consulting services on business development matters to us. In connection with such services, we paid $17,000 to Mr. Layman. Neither Quadrem nor Newmont Gold Company are related to us.

The Board also approved a Change-in-Control Agreement (“Employment Agreement”) and Indemnification Agreement with Mr. Layman effective November 6, 2006. Mr. Layman’s Employment Agreement and Indemnification Agreement are substantially identical to prior employment agreements and indemnification agreements entered into with our other executive officers. As part of Mr. Layman’s employment, he will receive a base salary of $160,000 and is eligible for an annual bonus with a target of 40% of his base salary, with the opportunity to receive an additional bonus depending on our performance. Mr. Layman will also be eligible to participate in our Long-Term Incentive Plan, on terms approved by the Board, and other employee benefit plans. The material terms of the Employment Agreement are set forth in Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed with the SEC for the period ended June 30, 2003, and is hereby incorporated by reference. The material terms of the Indemnification Agreement are set forth in Exhibit 10.4 of our Annual Report on Form 10-K, filed with the SEC for the period ended December 31, 2004, and is hereby incorporated by reference.

In connection with his appointment, Mr. Layman will receive 10,000 shares of restricted common stock under the terms of our Key Employee Deferred Compensation Plan. The first 5,000 shares will vest on November 6, 2007, and the remainder will vest on November 6, 2008. However, should Mr. Layman be terminated by the Company for any reason other than cause before October 1, 2007, the restricted stock shares will vest immediately. Under our 1995 Stock Incentive Plan, Mr. Layman will also receive nonqualified stock options to purchase up to 20,000 shares of our common stock at an exercise price to be determined on November 6, 2006, by taking the mean between the highest and lowest reported sales prices of our common stock on the New York Stock Exchange on November 6, 2006. The first 10,000 nonqualified stock options will vest on May 6, 2007, and the remainder will vest on November 6, 2007.

D. Executive Officer Title Changes

On November 6, 2006, the Board appointed Ronald W. Clayton to the position of Senior Vice President — Operations. Mr. Clayton has been our Vice President — North American Operations since 2002, and has been with us for 17 years. The Board also appointed Philip C. Wolf as Senior Vice President and General Counsel. Mr. Wolf joined us early in 2006 as Vice President and General Counsel. In addition, Michael H. Callahan, our Vice President — Corporate Development, will retain the presidency of our Venezuelan operations and in addition will serve as Vice President with oversight of our growth initiatives in north Idaho’s Silver Valley. Mr. Callahan was originally appointed Vice President in 2002 and has been with us for 15 years.

Item 6. Exhibits

See the Exhibit Index to this Form 10-Q for the list of exhibits.

Items 2, 3 and 4 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY (Registrant)

Dated: November 9, 2006	By:	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President and Chief Executive Officer
Dated: November 9, 2006	By:	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2006

Index to Exhibits

2.1	Agreement and Plan of Reorganization dated November 8, 2006, among Hecla Mining Company, Hecla Holdings Inc. and Hecla Merger Sub Inc.*
3.1(a)	Certificate of Incorporation of the Registrant.*
3.1(b)	Certificate of Amendment to Certificate of Incorporation of Registrant.*
3.2(a)	Bylaws of the Registrant.*
3.2(b)	Amended and Restated Bylaws of Registrant.*
4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant.*
4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant.*
10.1	Assignment and Assumption Agreement dated November 8, 2006, between Hecla Mining Company and Hecla Holdings Inc.*
10.2	Management Services Agreement dated November 8, 2006, between Registrant and Hecla Limited (formerly known as Hecla Mining Company).*
10.3	Employment Agreement dated September 1, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Dean McDonald, incorporated by reference herein to exhibit 10.2 to Registrant’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2003 (File No. 1–8491). (1)
10.4	Indemnification Agreement dated September 1, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Dean McDonald, incorporated by reference herein to exhibit 10.4 to Registrant’s Annual Report on Form 10–K for the period ended December 31, 2004 (File No. 1–8491). (1)
10.5	Employment Agreement dated November 6, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Jay S. Layman, incorporated by reference herein to exhibit 10.2 to Registrant’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2003 (File No. 1–8491). (1)
10.6	Indemnification Agreement dated September 1, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Jay S. Layman,, incorporated by reference herein to exhibit 10.4 to Registrant’s Annual Report on Form 10–K for the period ended December 31, 2004 (File No. 1–8491). (1)
10.7	Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Philip C. Wolf, Ronald W. Clayton, Lewis E. Walde, Michael H. Callahan, Dean McDonald, Jay S. Layman, Vicki Veltkamp, Ted Crumley, John H. Bowles, David J. Christensen, Charles L. McAlpine, George R. Nethercutt, Jr., Jorge E. Ordonez C. and Anthony P. Taylor. (1)*
10.8	Form of Waiver and Consent dated November 8, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Phillips S. Baker, Jr., Philip C. Wolf, Ronald W. Clayton, Lewis E. Walde, Michael H. Callahan, Dean McDonald, Jay S. Layman and Vicki Veltkamp. (1)*
10.9	Credit Agreement dated September 12, 2005, by and among Hecla Limited (formerly known as Hecla Mining Company), as Borrower, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders and NM Rothschild & Sons Limited, as the Technical Agent for the Lenders. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8–K filed on September 14, 2005 (File No. 1–8491), and incorporated herein by reference.

10.10	First Amendment to Credit Agreement dated September 18, 2006, by and between Hecla Limited (formerly known as Hecla Mining Company), as Borrower, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders. Filed as exhibit 10.2 to Registarant’s Current Report on Form 8–K filed on September 19, 2006 (File No. 1–8491), and incorporated herein by reference.
10.11	Second Amendment to Credit Agreement dated November 8, 2006, by and among Registrant, Hecla Limited (formerly known as Hecla Mining Company), as Borrower and The Bank of Nova Scotia, as the Administrative Agent for the Lenders.*
10.12	Parent Guaranty dated November 8, 2006, from the Registrant in favor of The Bank of Nova Scotia, as the Administrative Agent for the Lenders.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith