Form 10-K
period 2006-12-31
HECLA MINING CO/DE/
filed 2007-03-16
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.25 per share Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

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
Large Accelerated Filer ☐    Accelerated Filer☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by nonaffiliates was $625,126,672 as of June 30, 2006. There were 119,468,643 shares of the registrant’s Common Stock outstanding as of June 30, 2006, and 120,107,275 shares as of March 15, 2007.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2006 fiscal year is incorporated herein by reference. See Part III.

i

ii

Special Note on Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as “may,” “might,” “will,” “expect,” “anticipate,” “believe,” “could,” “intend,” “plan,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A — Business — Risk Factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections included in this Form 10-K have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results will vary, perhaps materially, and we undertake no obligation to update the projections at any future date. You are strongly cautioned not to place undue reliance on such projections. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

For the sole purpose of implementing a holding company structure, on November 8, 2006, an Agreement and Plan of Reorganization was filed. Under that Plan of Reorganization, Hecla Mining Company, a new Delaware corporation organized on August 7, 2006, and formerly named Hecla Holdings Inc., became the successor issuer to Hecla Limited, formerly named Hecla Mining Company. In addition, Hecla Limited became a wholly-owned subsidiary of Hecla Mining Company.

For information regarding the organization of our business segments and our significant customers, see Note 12 of Notes to Consolidated Financial Statements.

Information set forth in Items 1A, 1B and 2 are incorporated by reference into this Item 1.

Introduction

We are a precious metals company originally incorporated in 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and/or our affiliates and subsidiaries). Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner, with the goal of creating value for our shareholders.

We are engaged in the exploration and development of mineral properties, and the mining and processing of silver, gold, lead and zinc. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined bullion bars (doré) which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into four operating segments that represent our operating units and various exploration locations: the Lucky Friday unit; the Greens Creek unit; the La Camorra unit and various Venezuelan exploration activities; and the San Sebastian unit and various exploration activities in Mexico. The maps below show the locations of our operating units and exploration projects, as well as the Hollister Development Block in Nevada and our corporate office located in Coeur d’ Alene, Idaho. We reached an agreement to sell our interest in the Hollister Development Block in February 2007. For further discussion, see Note 18 of Notes to Consolidated Financial Statements.

Our current business strategy is to focus our financial and human resources on silver and gold production, and expansion of our proven and probable reserves and economic potential. We intend to expand our production through a combination of exploration efforts and acquisitions. Our current exploration and development activities are all located on or near existing operating or former operating properties.

For the year ended December 31, 2006, we reported net income of $69.1 million, compared to net losses for the years ended December 31, 2005, 2004 and 2003, of $25.4 million, $6.1 million and $6.0 million, respectively, and net income for the year ended December 31, 2002 of $8.6 million. Our financial results over the past five years have been impacted by:

•	our exploration and pre-production development expenditures, which totaled $28.4 million, $26.2 million, $20.2 million, $11.0 million and $5.9 million, respectively, including expenditures on the Hollister Development Block, as its development progressed, of $14.4 million, $9.4 million, $4.2 million, $1.4 million and $0.7 million, respectively, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002;
•	improved metals prices, which reached significantly high levels in 2006;
•	a shift in production at the La Camorra unit, from the La Camorra mine to Mina Isidora, which requires a longer ore haulage distance; and
•	decreased production, and the eventual suspension of operations at the San Sebastian unit.

A comprehensive discussion of our financial results for the years ended December 31, 2006, 2005 and 2004, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Our results of operations are significantly affected by the prices of silver, gold, lead and zinc, which fluctuate widely and are affected by numerous factors beyond our control. Over the past five years, we have seen the prices of the metals we produce continue to rise, which has helped to offset the factors having a negative impact on our net income discussed above.

Products and Segments

Our principal operating units are differentiated by geographic region and principal products produced. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré), which are sold directly to customers or further refined before sale to precious metals traders. Our principal operating units during 2006 included:

•	The Lucky Friday unit located in northern Idaho. Lucky Friday is 100% owned and has been a producing mine for us since 1958. During 2006, Lucky Friday contributed $52.4 million, or 24.1%, to our consolidated sales;
•	The Greens Creek unit, a 29.73% owned joint venture arrangement with Kennecott Greens Creek Mining Company, the manager, and Kennecott Juneau Mining Company, both wholly owned subsidiaries of Kennecott Minerals. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. During 2006, our portion of Greens Creek revenue contributed $69.2 million, or 31.8%, to our consolidated sales;
•	The La Camorra unit, located in the eastern Venezuelan State of Bolívar, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla Venezolana, C.A., since June 1999. During 2006, the La Camorra unit contributed $94.8 million, or 43.6%, to our consolidated sales; and
•	The San Sebastian unit, located in the State of Durango, Mexico, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla, S.A. de C.V., since 1999. During 2005, San Sebastian reached the end of its known mine life. We are continuing an ongoing exploration program at the San Sebastian unit. The San Sebastian unit contributed $1.0 million, or 0.5%, to our consolidated sales in 2006.

The table below summarizes our production for each year ended December 31:

	Year

	2006	2005	2004

Silver (ounces)	5,509,746	6,013,929	6,960,580
Gold (ounces)	179,276	140,559	189,860
Lead (tons)	22,899	21,075	19,558
Zinc (tons)	24,207	23,289	25,644

Employees

As of December 31, 2006, we employed 1,163 people, and believe relations with our employees are generally good. However, our employees at the Velardeña mill went on strike in October 2004, as discussed under the San Sebastian Unit property description below, and our hourly employees at the La Camorra mine went on strike in July 2005, as discussed below under the La Camorra Unit property description.

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

Available Information

Hecla Mining Company is a Delaware corporation, with our principal executive offices located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or SEC’s Public Reference Room, 100 F

Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation and corporate governance and directors’ nominating committees, as well as our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated May 17, 2006, and indicated that the CEO was not aware of any violations of the Listing Standards.

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

Although we reported net income for the year ended December 31, 2006, of $69.1 million, for the years ended December 31, 2005 and 2004, we reported net losses of $25.4 million and $6.1 million, respectively. A comparison of operating results over the past three years can be found in Results of Operations in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Many of the factors affecting our operating results are beyond our control, including the volatility of metals prices; interest rates; global or regional political or economic policies; inflation; developments and crises; governmental regulations; continuity of orebodies; and speculation and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

A substantial or extended decline in metals prices would have a material adverse effect on us.

The majority of our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors, including:

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

The following table sets forth the average daily closing prices of the following metals for 1995, 2000 and each year thereafter through 2006.

	2006	2005	2004	2003	2002	2001	2000	1995

Silver(1) (per oz.)	$11.57	$7.31	$6.66	$4.88	$4.60	$4.37	$4.95	$5.20
Gold (2) (per oz.)	$604.34	$444.45	$409.21	$363.51	$309.97	$272.00	$279.03	$384.16
Lead (3) (per lb.)	$0.58	$0.44	$0.40	$0.23	$0.21	$0.22	$0.21	$0.29
Zinc (4) (per lb.)	$1.49	$0.63	$0.48	$0.38	$0.35	$0.40	$0.51	$0.47

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

On March 15, 2007, the closing prices for silver, gold, lead and zinc were $13.00 per ounce, $647.05 per ounce, $0.88 per pound and $1.49 per pound, respectively.

Hedging activities could expose us to losses.

We periodically enter into hedging activities, such as forward sales contracts and commodity put and call option contracts, to manage the metals prices received on our products and in an attempt to insulate our operating results from declines in those prices. However, hedging may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity.

Our costs are subject to currency fluctuations.

Our products are sold in world markets in United States dollars, although a portion of our operating expenses are incurred in local currencies, primarily the Venezuelan Bolívar. Foreign exchange fluctuations may materially increase our production costs, future exploration activities and costs of capital. For more specific information with regard to foreign currency as it relates to our operations in Venezuela, see La Camorra Segment in MD&A.

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

In September 2005, we entered into a $30.0 million revolving credit agreement that includes various covenants and other limitations related to our indebtedness and investments that require us to maintain customary measures of financial performance. At December 31, 2006, we did not have an outstanding balance under the credit agreement and were in compliance with our covenants. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Our accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	Mineral reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations;

•	Future metals prices;
•	Environmental, reclamation and closure obligations;
•	Asset impairments, including long-lived assets and investments;
•	Reserves for contingencies and litigation; and
•	Deferred tax asset valuation allowance.

Actual results may differ materially from these estimates using different assumptions or conditions. For additional information, see Critical Accounting Estimates in MD&A, Note 1 — Significant Accounting Policies of Notes to Consolidated Financial Statements and the risk factors: “Our development of new orebodies and other capital costs may cost more and provide less return than we estimated,” “Our ore reserve estimates may be imprecise” and “Our environmental remediation obligations may exceed the provisions we have made.”

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

We currently conduct significant mining operations and exploration projects in Venezuela and Mexico. We anticipate that we will continue to conduct significant operations in these and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	The effects of local political, labor and economic developments and unrest;
•	Significant or abrupt changes in the applicable regulatory or legal climate;
•	Exchange controls and export or sale restrictions;
•	Expropriation or nationalization of assets with inadequate compensation;
•	Currency fluctuations and repatriation restrictions;
•	Invalidation of governmental orders, permits, or agreements;
•	Renegotiation or nullification of existing concessions, licenses, permits and contracts;
•	Recurring tax audits and delays in processing tax credits or refunds;
•	Corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;
•	Disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;
•	Fuel or other commodity shortages;
•	Illegal mining;
•	Laws or policies of foreign countries and the United States affecting trade, investment and taxation;
•	Civil disturbances, war and terrorist actions; and
•	Seizures of assets.

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

Political, social and regulatory change in Venezuela may adversely affect us.

The success of our La Camorra unit is dependent on the political, social and regulatory stability of Venezuela. We believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully. However, we face continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, exportation and exchange controls, and the possible effects of all of these uncertainties on our operations. Risks due to changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, industry nationalization, seizures of assets, relationships with small mining groups in the vicinity of our mining operations and the impact on commodities necessary to operate, mean there can be no assurance we will be able to operate without interruptions to our operations.

Any such factors or occurrences may have a material adverse effect on our financial results or condition. Specifically, we are currently subject to the following business risks in Venezuela, which are discussed in more detail in MD&A:

•	In January 2007, the Venezuelan government announced its intentions to nationalize certain strategic sectors, including petroleum and communications, now owned by private entities. There has been no announced determination that the mining industry in Venezuela will be considered for nationalization, however, there can be no assurance that our operations in Venezuela will not be affected by the actions of the government in this capacity.
•	A fixed exchange rate of Venezuelan currency with the U.S. dollar, which has impacted our costs and operating cash flows. A recently enacted Criminal Exchange Law imposes strict sanctions, both criminal and economic, for currency exchanges outside the officially designated methods or for obtaining foreign currency under false pretenses. Effective January 1, 2007, we will implement a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. See Note 18 of Notes to Consolidated Financial Statements for more information.
•	The Venezuelan government announced its intention to rescind inactive, non-compliant mining concessions and created a state agency that is responsible for exploration, exploitation, processing and industrialization of gold and other minerals in Venezuela.
•	Venezuela has had high levels of inflation in the recent past. Continued or increased inflation there could increase the prices we pay for products and services, including wages for our employees.
•	Movement of cash from Venezuela, at the official exchange rate, is regulated by the 2005 Criminal Exchange Act. We are able to repatriate cash to the U.S., however, in doing so we must utilize specific government programs that have been limited or slow, or utilize negotiable instruments on which we have incurred losses (see Note 1 of Notes to Consolidated Financial Statements. for further discussion.

Our development of new orebodies and other capital costs may cost more and provide less return than we estimated.

Capitalized development projects may cost more and provide less return than we estimate, including the Lucky Friday 5900 level expansion and development of Mina Isidora in Venezuela. If we are unable to realize a return on these investments, we may incur a related asset write-down that could adversely affect our financial results or condition.

Our ability to sustain or increase our current level of production of metals partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	Ore reserves;
•	Expected recovery rates of metals from the ore;
•	Future metals prices;

•	Facility and equipment costs;
•	Availability of affordable sources of power and adequacy of water supply;
•	Exploration and drilling success;
•	Capital and operating costs of a development project;
•	Environmental considerations and permitting;
•	Adequate access to the site, including competing land uses (such as agriculture and illegal mining);
•	Currency exchange and repatriation risks;
•	Applicable tax rates;
•	Foreign currency fluctuation and inflation rates;
•	Political risks and regulatory climate in the foreign countries in which we operate; and
•	Availability of financing.

These estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual cash operating costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

Our ore reserve estimates may be imprecise.

Our ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. You are strongly cautioned not to place undue reliance on estimates of reserves. Reserves are estimates made by our professional technical personnel, and no assurance can be given that the estimated amount of metal or the indicated level of recovery of these metals will be realized. Reserve estimation is an interpretive process based upon available data and various assumptions. Our reserve estimates, particularly those for properties that have not yet started producing, may change based on actual production experience. Further, reserves are valued based on estimates of costs and metals prices, which may not be consistent among our operating and non-operating properties. The economic value of ore reserves may be adversely affected by:

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

It is possible we will enter into other joint venture arrangements in the future in order to share the risks and costs of developing and operating properties, similar to our joint venture arrangements related to the Greens Creek unit. In a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture. For further information, please see Note 16 of Notes to Consolidated Financial Statements.

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

There is a limited supply of desirable mineral lands available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and any acquisition we may undertake is subject to inherent risks. In addition to the risk associated with limited mine lives, we may not realize the value of the companies or properties that are acquired due to a possible decline in metals prices, failure to obtain permits, labor problems, changes in regulatory environment, an inability to obtain financing and other factors previously described. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks. In addition, we face strong competition for new properties from other mining companies, some of which have greater financial resources than we do, and we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

Our business depends on good relations with our employees.

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, including those residing outside of the U.S., and there can be no assurance that we will be able to retain all of such employees. We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Due to the relatively small size of our management team, the loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations. Our ability to manage our costs at our La Camorra unit in Venezuela depends in part upon the success of our plans to reduce the workforce by approximately 200 workers through voluntary termination incentives in 2007, at a cost of approximately $3.5 million, and to retain a remaining workforce that will maintain a satisfactory level of production and cost performance.

Mining accidents or other adverse events at an operation could decrease our anticipated production.

Production may be reduced below our historical or estimated levels as a result of mining accidents; unfavorable ground conditions; work stoppages or slow-downs; lower than expected ore grades; the metallurgical characteristics of the ore are less economical than anticipated; or our equipment or facilities fail to operate properly or as expected.

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

Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. See risks titled “Our environmental remediation obligations may exceed the provisions we have made” and “Our foreign operations are subject to additional inherent risks.” We have been and are currently involved in lawsuits in which we have been accused of causing environmental damage or violating environmental laws, and we may be subject to similar lawsuits in the future. New legislation and regulations may be adopted at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

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

See also“Our foreign operations are subject to additional inherent risks” and “Political, social and regulatory instability in Venezuela may affect us,” and MD&A.

Our environmental remediation obligations may exceed the provisions we have made.

We are subject to significant environmental obligations, particularly in northern Idaho. At December 31, 2006, we had accrued $65.9 million as a provision for environmental remediation, $51.7 million of which relates to our various liabilities in Idaho, and there is a significant risk that the costs of remediation could materially exceed this provision. For an overview of our potential environmental liabilities, see Note 8 of Notes to Consolidated Financial Statements.

The titles to some of our properties may be defective or challenged.

Unpatented mining claims constitute a significant portion of our undeveloped property holdings, the validity of which could be uncertain and may be contested. Although we have conducted title reviews of our property holdings, title review does not necessarily preclude third parties from challenging our title. In accordance with mining industry practice, we do not generally obtain title opinions until we decide to develop a property. Therefore, while we have attempted to acquire satisfactory title to our undeveloped properties, some titles may be defective.

The price of our common stock has a history of volatility and could decline in the future.

Our common and preferred stocks are listed on the New York Stock Exchange. The market price for our common shares has been volatile, often based on:

•	Fluctuating proven and probable reserves;
•	Factors unrelated to our financial performance or future prospects, such as global economic developments and market perceptions of the attractiveness of particular industries;
•	Changes in metals prices, particularly gold and silver;
•	Our results of operations and financial condition as reflected in our public news releases or periodic filings with the Securities and Exchange Commission;
•	Foreign political and regulatory risk;
•	The success of our exploration program;
•	Ability to meet production estimates;
•	Environmental and legal risk;
•	The extent of analytical coverage concerning our business; and
•	The trading volume and general market interest in our securities.

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

The provisions in our certificate of incorporation, our by-laws and Delaware law could delay or deter tender offers or takeover attempts that may offer a premium for our common stock.

The provisions in our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction would be beneficial to stockholders. These impediments include:

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

The existence of these provisions may deprive stockholders of an opportunity to sell our stock at a premium over prevailing prices. The potential inability of our stockholders to obtain a control premium could adversely affect the market price for our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Property Descriptions

OPERATING PROPERTIES

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday unit, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. The principal ore-bearing structure mined at the Lucky Friday unit through 1997 was the Lucky Friday vein, a fissure vein typical of many in the Coeur d’Alene Mining District. The orebody is located in the Revett Formation, which is known to provide excellent host rocks for a number of orebodies in the Coeur d’Alene Mining District. The Lucky Friday vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday vein. The major part of the orebody has extended from the 1,200-foot level to and below the 6,020-foot level.

During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. We control the Gold Hunter property under a long-term operating agreement with Independence Lead Mines Company (“Independence”) expiring in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. We will be obligated to pay a net profits interest of 18.52% to Independence after we have recouped our costs to explore and develop the property. As of December 31, 2006, unrecouped costs totaled approximately $30.6 million. All of our commitments under the operating agreement have been met. For a description of a legal claim involving the Lucky Friday unit and Independence, see Note 8 of Notes to Consolidated Financial Statements.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

The ore produced from Lucky Friday is processed in a 1,000-ton-per-day conventional flotation mill. In 2006, ore was processed at a rate of approximately 757 tons per day. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2006, mill recovery totaled approximately 91.7% silver, 91.7% lead and 70.8% zinc. All silver-lead and zinc concentrate production during 2006 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,

Production	2006	2005	2004

Ore milled (tons)	276,393	214,158	166,866
Silver (ounces)	2,873,663	2,422,537	2,032,143
Lead (tons)	16,657	14,560	12,174
Zinc (tons)	6,537	4,080	2,995
Average Cost per Ounce of Silver Produced (1)
Cash operating costs	$3.57	$5.26	$5.12
Total cash costs	$3.65	$5.27	$5.12
Total production costs	$4.90	$5.56	$5.17
Proven and Probable Ore Reserves (2,3,4)
Total tons	1,361,896	1,288,640	757,700
Silver (ounces per ton)	13.3	13.4	14.7
Lead (percent)	8.2	7.7	7.9
Zinc (percent)	2.9	2.9	2.4
Contained silver (ounces)	18,135,795	17,209,268	11,150,368
Contained lead (tons)	111,606	98,724	59,888
Contained zinc (tons)	39,154	37,669	18,047

(1)	Includes by-product credits from lead and zinc production. Cash costs per ounce of silver or gold represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7 — MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).
(2)	Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. An independent audit of reserves at the Lucky Friday was conducted by Roscoe Postle Associates Inc. during 2006. Our estimates of proven and probable reserves are based on the following metals prices:
	December 31,

	2006	2005	2004

Silver	$8.00	$6.20	$5.60
Lead	$0.42	$0.30	$0.28
Zinc	$0.67	$0.44	$0.42

(1)	Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 92.5% for silver, 93.0% for lead and 80.7% for zinc. We expect an improvement in zinc recovery, from historical levels, due to mill upgrades completed during 2006, and additional mill upgrades scheduled for completion in 2007.
(2)	The changes in reserves in 2006 versus 2005, and in 2005 versus 2004, are due to addition of data from new drill holes and development work together with increases in forecast metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.

Ultimate reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. No final reclamation activities were performed in 2006, and at December 31, 2006, approximately $0.6 million had been accrued for reclamation and closure costs. The net book value of the Lucky Friday unit property and its associated plant and equipment was approximately $21.4 million as of December 31, 2006. The construction of the facilities at Lucky Friday ranges from the 1950s to 2006, and are in good physical condition. In 2006, we made capital improvements to our processing plant to improve concentrate grades and metal recoveries. Additions included a three-stage crushing system, increased flotation capacity and a new flash cell, new column cells and tailings thickeners. The plant is maintained by our employees with assistance from outside trade specialists as required.

At December 31, 2006, there were 211 employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday’s 174 hourly employees. The current labor agreement expires on May 1, 2009. Avista Corporation supplies electrical power to the Lucky Friday unit.

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

Greens Creek is an underground mine which produces approximately 2,100 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The ore is processed on site at a mill, which produces lead, zinc and bulk concentrates, as well as doré containing silver and gold. The doré is sold to a precious metal refiner and the three concentrate products are sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site.

The Greens Creek unit has historically been powered completely by diesel generators located on site. However, an agreement was reached during 2005 to purchase excess hydroelectric power from the local power company. Installation of the necessary infrastructure was completed in 2006, and use of hydroelectric power commenced during the third quarter of 2006. It is anticipated that the hydroelectric power will replace 20% to 30% of the total power needs at Greens Creek through 2008. Construction of a new hydroelectric plant by the local power company is anticipated by 2009, at which time it is estimated that it will have the capacity to supply 95% of Greens Creek power.

The employees at Greens Creek are employees of Kennecott Greens Creek Mining Company, and are not represented by a bargaining agent. There were 293 employees at the Greens Creek unit at December 31, 2006. Our interest in the net book value of the Greens Creek unit property and its associated plant and equipment was approximately $47.1 million. All equipment, infrastructure and facilities, including camp and concentrate storage facilities, are in good condition.

As of December 31, 2006, we have accrued $5.1 million for reclamation and closure costs. A reclamation trust fund has been established and funded for $28.6 million, our portion of which being approximately $8.5 million. This fund replaced other forms of security that had been provided to regulatory agencies.

Kennecott Greens Creek Mining Company’s geology and engineering staff computes the estimated ore reserves, and provides the weighted average metals prices used in the reserve estimates, for the Greens Creek unit, with technical support from Rio Tinto PLC. We review geologic interpretation and reserve methodology, but the reserve compilation is not independently confirmed by us in its entirety. Information with respect to our 29.73% share of production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31, (reflects 29.73% interest)

Production	2006	2005	2004

Ore milled (tons)	217,676	213,354	239,456
Silver (ounces)	2,636,083	2,873,532	2,886,264
Gold (ounces)	18,713	21,631	25,624
Zinc (tons)	17,670	19,209	22,649
Lead (tons)	6,242	6,515	7,384
Average Cost per Ounce of Silver Produced (1)
Cash operating costs	$(4.20)	$1.30	$0.98
Total cash costs	$(3.47)	$1.46	$1.13
Total production costs	$(0.30)	$4.02	$3.47
Proven and Probable Ore Reserves (2,3,4,5,6)
Total tons	2,282,574	2,223,872	2,358,189
Silver (ounces per ton)	14.4	14.5	14.1
Gold (ounces per ton)	0.11	0.12	0.11
Zinc (percent)	10.4	10.2	10.2
Lead (percent)	4.0	3.9	3.9
Contained silver (ounces)	32,913,002	32,150,190	33,334,025
Contained gold (ounces)	257,101	256,959	261,604
Contained zinc (tons)	237,187	227,807	240,467
Contained lead (tons)	90,919	86,465	92,916

(1)	Includes by-product credits from gold, lead and zinc production. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7 — MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).
(2)	Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2006, 2005 and 2004 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used, as determined by the

Kennecott Greens Creek Mining Company, were:
	December 31,

	2006	2005	2004

Silver	$6.00	$5.79	$5.00
Gold	$446	$381	$338
Lead	$0.27	$0.31	$0.25
Zinc	$0.47	$0.44	$0.46

(1)	Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ by ore zones and are expected to be in the range of 68-78% for silver, 64-70% for gold, 74-80% for zinc and 62-74% for lead.
(2)	The changes in reserves in 2006 versus 2005 and 2005 versus 2004 are due to addition of new drill data, increases in forecasted precious metals prices, which has resulted in the addition of new reserves based on updated estimates for certain orebodies, partially offset by depletion due to production.
(3)	Proven and probable reserves at the Greens Creek unit are based on average drill spacing of 50 to 100 feet. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $70 per ton net smelter return to $100 per ton net smelter return.
(4)	Independent reviews by AMEC E&C, Inc. were completed for reserve models in 2005 for the 200 South, 5250 and Southwest Bench deposits, and in 2003 for the Northwest West Zones. No third-party reviews were conducted in 2004.

The La Camorra Unit

The La Camorra unit refers to our Venezuelan operating properties and exploration projects, which are discussed below. For additional information with regard to our Venezuelan operating properties, see the La Camorra Segment in MD&A. The La Camorra mine is presently operating, and production at the Mina Isidora mine commenced, with completion of pre-production development there, during 2006. Ore from Mina Isidora is shipped to the mill at the La Camorra mine for processing.

The mill uses a conventional carbon-in-leach process. The ore is crushed with a three-stage system consisting of a primary jaw crusher with secondary and tertiary cone crusher with a triple-deck vibrating screen. The grinding circuit includes a primary and a secondary ball mill. The ground ore is mixed with a cyanide solution and clarified, followed by countercurrent carbon-in-leach gold adsorption. The carbon is then stripped and the gold recovered and poured into gold bars for shipment to a third-party refiner. Mill recovery averages approximately 95%.

All mill equipment, infrastructure and facilities are in good condition. The mill was constructed in 1994 and has been periodically upgraded. The mill is capable of processing approximately 700 tons per day.

During 2004, we started a custom-milling program for small mining cooperatives working in the area of Mina Isidora. The cooperatives sell their ore to us for further processing at our La Camorra mill. We also process gold-bearing sands purchased from local suppliers. See Custom Milling Business below.

Information with respect to the La Camorra unit’s production and average costs per ounce of gold produced is set forth in the table below.

	Years Ended December 31,

Production	2006	2005	2004

Ore processed (tons) (1)	236,460	191,900	199,453
Gold (ounces) (1)	160,563	101,474	130,437
Average Cost per Ounce of Gold Produced (2)
Cash operating costs	$327	$330	$176
Total cash costs	$345	$337	$180
Total production costs	$520	$437	$271

(1)	During 2006, 2005 and 2004, 23,802, 17,252 and 24,264 tons milled, respectively, and 5,407, 4,602 and 4,789 gold ounces produced were generated from our custom milling business and purchases from third parties, of ore and sands not mined at the La Camorra unit.

(2)	Cash costs per ounce of gold represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7 — MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

    The La Camorra Mine

The La Camorra mine is located approximately 180 miles southeast of Puerto Ordaz in the eastern Venezuelan State of Bolívar. The mine is accessed via a gravel road that we maintain and is six miles east of state Highway 10, which is a paved two-lane road running from Upata south to the Brazilian border.

We acquired the La Camorra mine in 1999 from Monarch Resources Investments Limited (“Monarch”), and it is 100% owned by us through our Venezuelan subsidiary, Minera Hecla Venezolana, C.A. (“MHV”). The purchase agreement includes a provision to pay Monarch a net smelter return (“NSR”) royalty on production exceeding a cumulative total of 600,000 ounces of gold from the properties acquired in Venezuela from Monarch. The royalty is based on a sliding scale that is dependent on the price of gold. When the gold price is below $300.00 per troy ounce, there is no royalty; when the price is between $300.00 and $399.99 per troy ounce the royalty is 1%; when the price is between $400.00 and $499.99 per troy ounce, the royalty is 2%; and when the price is $500.00 and above, the royalty is 3%. The 600,000–ounce production milestone was reached during the second quarter of 2004. Gold production since that time has been subject to the provisions of the royalty agreement, the payments of which have been offset by our costs incurred related to ongoing tax litigation, as discussed in Note 8 of Notes to Consolidated Financial Statements.

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

In 2006, the principal working levels of the La Camorra mine lay between the elevations of 500 and 615 meters below sea level. The proven and probable reserves extend to the 615-meter elevation and exploration drill holes have intersected gold mineralization below the current reserve limits at the 950-meter level.

At the end of 2003, the mine had been developed to the 480-meter level. Engineering studies undertaken in 2002 and 2003 indicated that the combination of ventilation and haulage requirements would make mining below the 500-meter level extremely difficult and marginally economic without the development of a shaft. In August 2003, due to the long construction lead-time necessary, the board of directors approved the development of a production shaft at the La Camorra mine in order to develop further ore reserves and mine more efficiently at greater depths. We began using the production shaft during the second half of 2005. The shaft loading station is at the 405-meter level and is approximately 550 meters below sea level.

The underground workings at the La Camorra mine are accessed via the shaft and a ramp from the surface, excavated at a -15% grade, that provides access to numerous levels. The main access ramp has been developed to a depth of approximately 608 meters below sea level.

Ore is mined primarily by longhole stoping and is extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks and, beginning in the second half of 2005,

the production shaft. Sub-economic material can be used to backfill mined-out stopes. The mine is currently producing approximately 250 tons of ore per day.

Site infrastructure, equipment and facilities are in good condition and include a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. We also share a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state-owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2006, the net book value of the La Camorra mine property and its associated plant and equipment was approximately $14.9 million.

Our reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include recontouring and revegetation of disturbed areas. The reclamation and closure accrual as of December 31, 2006, was $2.6 million.

At December 31, 2006, there were 265 hourly and 84 salaried employees associated with the La Camorra mine. The hourly employees are covered by a collective bargaining agreement, the contract for which expired in October 2006. Negotiations for the collective labor contract commenced in January 2007. The company believes that the agreement will be signed in March 2007 and submitted to the Labor Ministry, and that the contract will provide incentives for approximately 200 workers to voluntarily terminate. If all of the workers accept the voluntary termination incentive, we will record a total cost to operations in 2007 of approximately $3.5 million, primarily in the first quarter. In addition, there were 32 employees contracted to fill-in for vacation and absentee purposes, and 38 employees at the administrative office in Puerto Ordaz as of December 31, 2006.

Information with respect to the La Camorra mine’s proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,

Proven and Probable Ore Reserves (1,2,3,4)	2006	2005	2004

Total tons	84,647	193,642	356,192
Gold (ounces per ton)	0.51	0.62	0.60
Contained gold (ounces)	43,068	120,716	213,244

(1)	The company’s estimates of proven and probable reserves are based on a gold price of $500, $400 and $350 per ounce, respectively, in 2006, 2005 and 2004. Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. An independent audit of the 2004 year-end reserves at the La Camorra mine was completed in 2005 by Roscoe Postle Associates Inc (“RPA”).
(2)	The 2006 year-end proven and probable reserves decrease in tonnage and grade, as well as an associated decrease in ounces when compared to the 2005 year-end proven and probable reserves, are a result of mining depletion of 114,044 tons in 2006, not extending reserve limits in 2006 and encountering lower than expected grade in development areas compared to the grade estimated in the 2005 reserve estimate.
(3)	The 2005 year-end reserves show an increase in tonnage and decrease in grade resulting in a decrease in ounces when compared to the 2004 year-end reserves. The changes resulted from a combination of new drill data and underground sampling information, a revision of ore shoot limits and the increase in mine dilution being applied to the Betzy vein material together with a depletion of reserves by mining.
(4)	At the end of 2006, the La Camorra mine development of the vein system is complete within 25 meters vertical of the reserve limit. Accordingly, proven and probable ore reserve estimates at the La Camorra mine are primarily based on polygonal estimates from development headings and drilling with spacing of 30 to 50 meters. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs. The cutoff grade at La Camorra is 0.49 ounces of gold per ton.

We also have the exploration rights to approximately 9,500 hectares (36-square miles) adjacent to the La Camorra mine. This property is controlled through eight different contracts with the Venezuelan state-owned development company, Corporacion Venezolana de Guayana, as well as five different concessions with the Ministry of Basic Industries and Mines (formerly the Ministry of Energy and Mines). The contracts and concessions were granted at various times with expiration dates between 2011 and 2020, and most are renewable for a period of 10 to 20 years.

In 2006, proven and probable reserves decreased at the La Camorra mine as the deposit exhibited lower ore grades. No significant exploration results were returned from drilling on the La Camorra veins during 2006. In 2007, we anticipate that we will reach the end of the known mine life at the La Camorra mine. However, continued exploration activity in 2007 will focus on the delineation of new auriferous zones on the concessions surrounding the La Camorra concession. Drilling on these targets will commence once permitting requirements are met.

    Block B

In March 2002, we acquired the Block B exploration and mining lease near El Callao in the Venezuelan state of Bolívar from CVG-Minerven, a Venezuelan government-owned gold mining company. The lease runs through March 2023. The area’s mining history dates back to the 1800s. Block B is a seven-square-mile property position in the El Callao gold mining district and contains many historic mines including the Chile, Laguna and Panama mines, which collectively produced over 1.6 million ounces of gold between 1921 and 1946.

Pursuant to the lease agreement, we will pay CVG-Minerven a royalty of 2% to 3% on production from Block B, based on production levels. The royalty terms are: (i) 2% if the price of gold is below $290.00 per ounce of refined gold during the month preceding payment; (ii) 2.5% if the price of gold is equal or greater than $290.00 and equal to or below $310.00 per ounce of refined gold during the month preceding payment; and (iii) 3% if the price of gold is greater than $310.00 per ounce of refined gold during the month preceding payment. In 2006, $1.8 million in royalty expense was incurred relating to production at Block B. As a result of limited production in 2005, $0.3 million in royalty expense was incurred. Prior to inception of production, we made lease payments of $30,000 in 2004 to CVG-Minerven.

The El Callao area is located approximately 120 miles southeast of Puerto Ordaz in the eastern Venezuelan state of Bolívar, and is just a short distance from Highway 10, a paved two-lane road running from Upata south to the Brazilian border. Overall good infrastructure exists and an 115kw electricity power line supplies the area predominantly populated by miners operating underground small-scale mines. The population of El Callao is approximately 25,000 people.

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

During 2003 and 2004, we completed an exploration drilling campaign including 131 drill holes and 35,850 meters of drilling resulting in the discovery of what we refer to as Mina Isidora, which we access via a ramp and an inclined shaft. During 2006, production at Mina Isidora included 100,179 tons of ore and 96,369 ounces of gold. Mina Isidora ore is shipped to the mill at the La Camorra concession for beneficiation. At December 31, 2006, the net book value for the development of Mina Isidora and related plant and equipment totaled $34.3 million. In addition, we had an accrual for future reclamation and closure costs of $0.5 million. At December 31, 2006, there were 59 salaried and 311 hourly employees associated with Block B.

Information with respect to Mina Isidora’s proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,

Proven and Probable Ore Reserves (1,2,3)	2006	2005	2004

Total tons	351,288	398,754	338,965
Gold (ounces per ton)	0.88	0.80	1.03
Contained gold (ounces)	307,400	320,676	350,547

(1)	Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Associated Mining Consultants, Ltd. completed an independent audit of the 2004 year-end reserves at Mina Isidora in 2005. Our estimates of proven and probable reserves were based on a gold price of $500, $400 and $350 per ounce, respectively, in 2006, 2005 and 2004.
(2)	Proven and probable ore reserves at Mina Isidora are based on diamond drill hole spacing of 30 to 35 meters, and estimated using geostatistical modeling. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs.
(3)	The changes to the Mina Isidora ore reserves in 2006 compared to 2005 are attributed to additional drill data, changes in modeling techniques, changes in mining assumptions, mining depletion and costs. The cutoff grade at Isidora is 0.26 ounces of gold per ton.

Exploration work at Mina Isidora in 2007 will include drilling of known mineralized zones to determine if these areas could be mineable. In addition, exploration will be performed to the west along strike of the Isidora trend and to a depth of approximately 100 to 150 meters below the known mineralization.

Outside the Mina Isidora area, other exploration work on the Block B concessions included geologic mapping, geophysical surveying, geochemical sampling and 20,000 meters of exploration diamond drilling. This work lead to the discovery of two mineralized zones, the Twin and Conductora mineralized zones, located approximately one-kilometer northeast of the Mina Isidora orebody.

The Twin structure was discovered through drilling during in the second quarter of 2004, and is host to a large mineralized zone known as the Twin mineralized zone. The Twin mineralized zone has a minimum strike length of 750 meters and a minimum vertical extent of 350 meters, and is still open down dip and along strike. Mineralization is somewhat erratic with values ranging from 0.10 ounces per ton to over 0.58 ounces per ton and widths from one meter to over 20 meters. The gold mineralization is associated with disseminated pyrite in a moderate-to-strong schistose shear zone, with moderate-to-intense ankerite/sericite alteration and minor quartz veining. Additional drilling is planned for 2007.

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

Exploration will also be performed on the Panama structure, where encouraging gold values of approximately 0.36 to 0.71 ounces per ton, to as high as 12.87 ounces per ton, were intercepted in 2006. The A Lode structure, which may represent the eastern strike continuation of the Panama structure, will also be drill tested.

    Custom Milling Business

During 2004, we completed construction of a small-scale crushing and sampling plant on the Block B concessions that allows us to purchase ore produced from small underground mines in the area. Ore purchased from the small mines are crushed, sampled and assayed at the sampling plant, and then trucked to the mill at the La Camorra mine for further beneficiation. The sampling plant is designed to process up to 400 tons of purchased ore per day. Payment for the ore is calculated and made to the miners generally within three days of assaying of the ore. We also purchase ore and gold-bearing sands from small mining groups and suppliers in the El Dorado and El Callao areas, which are shipped directly to the mill at the La Camorra mine.

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

As part of the custom milling business, we enter into contracts with the small mining groups and advance funds in the form of equipment and working capital, and collect such advances from ore delivered to the sampling and crushing plant. As of December 31, 2006, we had unrecouped advances to small mining cooperatives totaling $1.4 million, net of a reserve of $2.1 million, for geologic and technical factors which inhibit recoupment from the small miner community. The net book value of the plant and equipment associated with the custom milling business was $2.1 million at December 31, 2006. In addition, we had an accrual for future reclamation and closure costs of $0.2 million.

PRE-DEVELOPMENT EXPLORATION PROPERTIES

Hollister Development Block

On February 20, 2007 we reached an agreement to sell our interest in the Hollister Development Block project to Great Basin Gold, Inc. For additional information, see Note 18 — Subsequent Events of Notes to Consolidated Financial Statements.

In August 2002, our wholly owned subsidiary, Hecla Ventures Corporation, entered into an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold Ltd. (“Great Basin”), for the exploration, development and production of Great Basin’s underground gold property in the Ivanhoe Mining District of northern Nevada, known as the Hollister Development Block (“Hollister”). Located on the northwestern extension of the Carlin Trend, the nearest active mining operations are the Dee mine, located eight miles to the southeast, and the Ken Snyder mine, located twelve miles to the northwest. The nearest major population centers are the towns of Battle Mountain, 38 miles to the southwest; Elko, approximately 47 miles to the southeast; and Winnemucca, 64 miles to the west-southwest. Hollister is defined by a 6,000-foot by 7,000-foot project boundary, or 964 acres, within a larger claim block held by Newmont Mining Corporation and Great Basin Gold. The most recent operation was the Hollister mine, operated from 1990 through 1996, consisting of two open-pit gold mines and a heap-leach facility.

Our earn-in activities at the project through 2006 included installation of all surface facilities and systems, completion of 7,477 feet of underground excavation, 45,698 feet of diamond drilling from underground platforms and assembly of feasibility study information. Our project-to-date costs, as of December 31, 2006, totaled $30.0 million.

EXPLORATION PROPERTIES

The San Sebastian Unit

The San Sebastian mine is located approximately 56 miles northeast of the city of Durango, Mexico, on concessions acquired in 1999. Access to San Sebastian is via Mexico Highway 40, approximately 12 kilometers east of Guadalupe Victoria, and then approximately 14 miles of paved rural road through the towns of Ignacio Allende and Emiliano Zapata. The processing plant is located near Velardeña, Durango, Mexico, and was acquired in April 2001.

Our concession holdings cover approximately 346 square miles, including the Francine vein, the Don Sergio vein and multiple outlying active exploration areas. Production from the Francine vein was from a high-grade silver vein with significant gold credits. Production from the Don Sergio vein was from a high-grade gold vein with some silver credits. Mineral concession titles are obtained and held under the laws of Mexico, and are valid for 50 years with the possibility of extending another 50 years. There are work assessment and tax requirements that are variable and increase with the time that the concession is held.

Several intermediate sulfidation epithermal veins occur within the Saladillo Valley and include the Francine, Profesor, Middle and North vein systems. These veins are proximal to each other and are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. The Don Sergio, Jessica, Andrea and Antonella veins located in the Cerro Pedernalillo area, about six kilometers from Francine, are end member low sulfidation epithermal veins hosted by the same formation with the addition of dioritic intrusive rocks.

Underground development along the Francine vein started in May 2001, and reached full production during the second quarter of 2002. Mining of economic ore on the upper Francine vein was completed during the first quarter of 2005. The mine has been placed on care and maintenance as exploration continues on the property, including the Hugh Zone, which is located several hundred meters below historic mining. Mining of economic ore on the Don Sergio vein was completed in the fourth quarter of 2005 and reclamation of this portion of the mine site was completed during 2006. San Sebastian’s life-of-mine production over four years was 11.2 million ounces of silver and 155,937 ounces of gold. During 2007, surface drilling will continue on the Hugh Zone and/or proximal targets. In addition, a prefeasibility study for the Hugh Zone is in progress and scheduled for completion by mid–2007. If results are favorable, a decision to initiate an underground exploration and feasibility program could be made before the end of 2007.

The Francine vein strikes northwest and dips southwest, and is located on the southwestern limb of a doubly plunging anticline. The vein ranges in true thickness from more than four meters to less than half a meter, and consists of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. The vein is oxidized to a depth of approximately 100 vertical meters and the wall rocks contain an alteration halo of less than two meters next to the vein. Mineralization within the oxidized portion of the vein contains limonite, hematite, silver halides and various copper carbonates. Higher-grade gold and silver mineralization is associated with disseminated hematite and limonite after pyrite and chalcopyrite, copper carbonates including malachite and azurite and hydrous copper silicates including chrysocolla. Native gold occurs associated with hematite and limonite. Mineralization in the sulfide portion of the Francine vein contains pyrite, chalcopyrite, sphalerite, galena, native silver, argentite and trace amounts of aguilarite. Hugh Zone mineralization contains chalcopyrite, sphalerite, galena, argentite, acanthite, tetrahedrite, polybasite, stephanite, freibergite, and pyrargyrite.

Access to both underground workings has been through ramps from the surface connecting one or more levels. Ore has been mined by the cut-and-fill stoping method and extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Run of mine ore has been hauled in trucks by contractors to our processing facility near Velardeña, which is approximately 68 miles from the San Sebastian mine and 72 miles from the Don Sergio mine. The mill has been a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit. The ore has been crushed in a two-stage crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore has been thickened, followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold has been clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate was smelted and refined into doré, and was then shipped to a third-party refiner. Processing of economic ore was completed during the fourth quarter of 2005, and the mill has been placed on care and maintenance.

At December 31, 2006, the net book value of the San Sebastian unit property and its associated plant and equipment was $3.1 million. The mill was constructed in 1994 and is capable of processing approximately 550 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, tailings impoundment and various offices. Equipment and facilities, including the mill, are in good condition and have been mothballed pending a resumption of operations. Long-term future operations at the mill would require replacement of the water supply pipeline.

As of December 31, 2006, $1.0 million has been accrued for reclamation and closure costs, and there were 40 hourly and 27 salaried employees performing exploration, care and maintenance, reclamation and security functions. Due to the curtailment of mining activity, the collective bargaining agreement with the National Mine and Mill Workers Union for hourly mill employees was terminated during the fourth quarter of 2005. Electric power is purchased from Comisión Federal de Electricidad (a Mexico federal electric company).

Information with respect to the San Sebastian unit’s production, average cost per ounce of silver produced and proven and probable ore reserves are set forth in the table below.

	Years Ended December 31,

Production	2006	2005	2004

Ore milled (tons) (1)	—	71,671	128,711
Silver (ounces) (1)	—	717,860	2,042,173
Gold (ounces) (1)	—	17,160	33,563
Average Cost per Ounce of Silver Produced (2,3)
Cash operating costs	—	$1.85	$(0.10)
Total cash costs	—	$2.27	$(0.21)
Total production costs	—	$6.14	$2.11
Proven and Probable Ore Reserves (4,5)
Total tons	—	—	30,300
Silver (ounces per ton)	—	—	15.4
Gold (ounces per ton)	—	—	0.29
Contained silver (ounces)	—	—	465,400
Contained gold (ounces)	—	—	8,600

(1)	Silver and gold production during 2005 was impacted by a strike initiated in October 2004, by hourly employees at the Velardeña mill, as well as by the curtailment of mining activity discussed above. The strike ended in June 2005, with a satisfactory labor agreement that we believe will not inhibit our ability to work in the area in the future.
(2)	The low costs per silver ounce are due in part to significant by-product credits from gold production and an increase in price over the last three years. For the years ended December 31, 2005 and 2004, gold by-product credits were approximately , $10.78 and $6.61 per silver ounce, respectively, and were deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following total cash costs per ounce would have been reported:
	2006	2005	2004

Silver	—	$7.79	$3.42
Gold	—	$326	$208

(3)	Cash costs per ounce of silver represent measurements that management uses to monitor and evaluate the performance of our mining operations that are not in accordance with GAAP. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7, MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).
(4)	Our estimates of proven and probable reserves have been based on the following metals prices:
December 31,

2004

Silver	$5.60
Gold	$350

(5)	Proven and probable reserves were exhausted during the fourth quarter of 2005.

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

In 2000, we notified state and federal agencies that the Grouse Creek mine would proceed to a permanent suspension of operations. We signed an agreement with the State of Idaho and a voluntary administrative order on consent (“AOC”) with the U.S. Forest Service and U.S. Environmental Protection Agency in which we agreed to dewater the tailings impoundment, complete a water balance report and monitoring plan for the site, and complete certain studies necessary for closure of the tailings impoundment.

In 2003, we received authorization from the agencies to start direct discharge of tailings impoundment waters, with the discharge process ongoing to date. Dewatering to the elevation of 7,204 feet is projected to occur by fall 2007.

The voluntary AOC requires that a work plan for final closure of the tailings impoundment be submitted by us prior to the completion of the tailings impoundment dewatering. We submitted the tailings impoundment closure Engineering Evaluation and Cost Analysis (EE/CA) to the agencies in early 2006. The federal agencies have delayed issuance of the Decision Memo which is anticipated to approve the EE/CA recommendation for tailings impoundment closure and allow us to complete the work plan. We anticipate the Decision Memo will be completed by the federal agencies in early 2007.

As of December 31, 2006, approximately 65% of the site area has been reclaimed. Projects completed through 2006 include:

•	Demolition of mill facility and site cleanup;
•	Reclamation of exploration roads and drill pads in the Grouse deposit area;
•	Reclamation of 90 acres around the waste rock storage facility and Sunbeam pit;
•	Reshaping and stabilization of slopes below the Grouse underground haul road;
•	Hydroseeding and revegetation of approximately 350 acres;
•	Application of soil supplements to reclaimed areas; and
•	Stockpiling rock and topsoil for future reclamation.

In 2006, the tailings impoundment was sufficiently dewatered to allow reclamation to begin within the impoundment. The project reclamation cost estimate includes costs of site reclamation as well as administration, water management, and closure planning. The reclamation accrual balance as of December 31, 2006, was $24.6 million.

The Republic Mine

The Republic gold mine is located in the Republic Mining District near Republic, Washington. In February 1995, we completed operations at the Republic mine and have been conducting reclamation work in connection with the mine and mill closure. Hecla owns an undivided 25% joint interest in the Golden Eagle property, located near Republic, Washington. Kinross Gold Corporation owns the additional 75% undivided joint interest. Hecla is also the sole owner of an additional land package, in excess of 2,000 acres, in the historic Republic gold mining area.

The main reclamation activity will be closure of the tailings impoundment with long-term management of mine groundwater and tailings impoundment seep water. The reclamation cost forecast is based on commencement of tailings impoundment reclamation in 2009 with long-term water handling required. Reclamation activities in 2006 at Republic included closure of historic glory holes and demolition of several buildings.

The book value of the Republic mine property and its associated plant and equipment was $0.4 million, as of December 31, 2006. The accrued reclamation and closure costs balance at December 31, 2006 totaled $2.6 million.

Item 3.  Legal Proceedings

For a discussion of our legal proceedings, see Note 8 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

Executive Officers of the Registrant

Information set forth in Part III, Item 10 has been incorporated by reference into this Part I, Item 4.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	(i) Shares of our common stock are traded on the New York Stock Exchange, Inc. (ii) Our common stock quarterly high and low sale prices for the past two years were as follows:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006 – High	$6.70	$7.02	$6.51	$7.84
– Low	$4.00	$4.11	$4.86	$5.06
2005 – High	$6.22	$5.52	$4.71	$4.34
– Low	$4.98	$3.91	$3.33	$2.95
(b)	As of March 15, 2007, there were 6,752 shareholders of record of the common stock.
(c)	No dividends have been declared on our common stock in the last two years. Quarterly dividends were paid on our Series B Cumulative Convertible Preferred Stock in 2006 and no dividends are in arrears. We have no plans for payment of dividends on common stock.
(d)	The following table provides information as of December 31, 2006, regarding our compensation plans under which equity securities are authorized for issuance:
	Number of Securities To Be Issued upon exercise of outstanding options, warrants and rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders:
1995 Stock Incentive Plan	1,897,320	5.72	4,514,243
Stock Plan for Nonemployee Directors	—	N/A	784,503
Key Employee Deferred Compensation Plan	125,131	3.81	4,372,209

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,022,451	5.61	9,629,955

See Notes 9 and 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

(e)	We have not sold any unregistered securities in the last three years. In May 2006, we purchased shares of our common stock as follows (for further discussion, see Note 10 of Notes to Consolidated Financial Statements):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

May 2006	49,059	$6.39	—	—

(f)	Comparison of Five-Year Cumulative Total Shareholder Return—December 2001 through December 2006(1): Hecla Mining, S&P 500, S&P 500 Gold Index, and Peer Group(2)

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	Peer Group

December 2001	$100.00	$100.00	$100.00	$100.00
December 2002	$538.30	$77.95	$126.54	$177.15
December 2003	$881.91	$100.27	$212.91	$294.81
December 2004	$620.21	$111.15	$195.48	$268.63
December 2005	$431.91	$116.60	$237.16	$310.64
December 2006	$814.89	$134.97	$202.20	$530.64

(1)	Total shareholder return assuming $100 invested on December 31, 2001 and reinvestment of dividends on quarterly basis.
(2)	Hecla Mining, S&P 500, S&P 500 Gold Index, and Peer Group Agnico-Eagle Mines Ltd., Bema Gold Corporation, Coeur d’Alene Mines Corp., Pan American Silver Corp.

Item 6.  Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2002 through 2006, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2006	2005	2004	2003	2002

Sales of products	$217,417	$110,161	$130,826	$116,353	$105,700

Income (loss) from continuing operations before cumulative effect of change in accounting principle (1)	$69,122	$(25,360)	$(6,134)	$(7,088)	$10,863
Loss from discontinued operations (2)	—	—	—	—	(2,224)
Net income (loss)	69,122	(25,360)	(6,134)	(6,016)	8,639
Preferred stock dividends (3,4)	(552)	(552)	(11,602)	(12,154)	(23,253)

Income (loss) applicable to common shareholders	$68,570	$(25,912)	$(17,736)	$(18,170)	$(14,614)

Income (loss) from continuing operations per common share	$0.57	$(0.22)	$(0.15)	$(0.16)	$(0.15)

Basic and diluted income (loss) per common share	$0.57	$(0.22)	$(0.15)	$(0.16)	$(0.18)

Total assets	$346,269	$272,166	$279,448	$278,195	$160,141

Accrued reclamation & closure costs	$65,904	$69,242	$74,413	$70,048	$49,316

Noncurrent portion of debt	$—	$3,000	$—	$2,341	$4,657

Cash dividends paid per common share	$—	$—	$—	$—	$—

Cash dividends paid per preferred share (4)	$3.50	$18.38	$—	$—	$—

Common shares issued	119,828,707	118,602,135	118,350,861	115,543,695	86,187,468
Shareholders of record	6,815	7,568	7,853	8,203	8,584
Employees	1,155	1,191	1,417	1,074	720

(1)	In 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which resulted in a positive cumulative effect of a change in accounting principle of $1.1 million.
(2)	Our former industrial minerals segment was recorded as a discontinued operation as of and for the year ended December 31, 2002.
(3)	During the years ended December 31, 2004 and 2003, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows:
	Year ended December 31,

	2004	2003

Number of shares of Series B preferred stock exchanged for shares of common stock	306,961	288,625
Number of shares of common stock issued	2,436,098	2,183,719
Non-cash preferred stock dividend incurred in exchange (millions of dollars) (a)	$10.9	$9.6

(a)	The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus.
(4)	As of December 31, 2004, we had not declared or paid a total of $2.3 million of Series B preferred stock dividends. As the dividends are cumulative, they are reported in determining the income (loss) applicable to common stockholders, but are excluded in the amount reported as cash dividends paid per preferred share. The $2.3 million in cumulative, undeclared dividends were paid in July 2005. A $0.875 per share dividend was declared on the 157,816 outstanding Series B preferred shares in December 2004, and paid in January 2005, and additional dividends totaling $0.4 million were declared and paid during 2005. A total of $2.9 million in dividends paid during 2005 are included in the amount reported as cash dividends paid per preferred share for 2005, and $0.6 million in dividends declared during 2005 were included in the determination of loss applicable to common stockholders. During 2006, $0.6 million in dividends were declared and paid.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, Hecla Mining Company has distinguished itself as a respected precious metals producer with a rich history of mining. Headquartered in Coeur d’Alene, Idaho, this international, publicly traded company is 116 years old.

Our performance in 2006 demonstrated the operational strength of our assets, as we produced 5.5 million ounces of silver at a total cash cost of $0.24 per ounce. We also produced 179,276 ounces of gold at a total cash cost of $345 per ounce, with higher production, at a lower total cash cost per ounce, than last year. At the same time, we committed to a higher level of exploration than at any other time in our history, with over $28 million expensed to invest in our future in several world-class mining districts.

In 2006, we reported revenues of $217.4 million and net income of $69.1 million, or $0.57 per diluted share, which represents an increase of 97% over 2005 revenues, and an improvement in earnings of $94.5 million over last year’s net loss of $25.4 million. Cash flow from operating activities increased by $67.4 million, from $5.9 million used in 2005 to $61.5 million provided this year.

The primary factors in the improvements to our financial results in 2006 were increased metals prices and the sale of our investment in Alamos Gold, Inc., which yielded a pre-tax gain of $36.4 million in the first quarter of 2006. Average prices for silver increased by 58% from 2005 to 2006, while average gold prices rose by 36%. Prices for lead and zinc – important by-products of silver production at Lucky Friday and Greens Creek – increased as well, with lead up by 32% over its 2005 average level, and zinc higher by 137%. The factors driving metals prices are largely beyond our control and are difficult to predict; while the strength of 2006 prices brought us significant benefits, we remain at risk for downturns in prices. Average prices in 2006 compared to those in 2005 are illustrated below:

	Year ended December 31,

	2006	2005

Silver – London PM Fix ($/ounce)	$11.57	$7.31
Gold – London PM Fix ($/ounce)	$604.34	$444.45
Lead – LME Final Cash Buyer ($/pound)	$0.58	$0.44
Zinc – LME Final Cash Buyer ($/pound)	$1.49	$0.63

2006 Milestones

Along with the strong financial performance in 2006 described above, we attained several significant accomplishments, including:

•	The sale of our investment in Alamos Gold, Inc., in the first quarter, for $57.4 million in cash proceeds, generating a pre-tax gain of $36.4 million;

•	Increased gross profit at our Lucky Friday, Greens Creek, and La Camorra units (see Lucky Friday Segment, Greens Creek Segment and La Camorra Segment sections below for further discussion of operating results);
•	Full production from our mine development projects at Lucky Friday and Mina Isidora;
•	The sale of our Noche Buena gold exploration property in Mexico in the second quarter, generating a $4.4 million pre-tax gain;
•	A corporate reorganization into a holding company structure that aligns with our operational management structure (see the Corporate Matters section below for further discussion);
•	Cash and short-term investments exceeding $100 million at year-end, more than double the level at the end of 2005, and no corporate debt.

2007 Objectives

We anticipate in 2007:

•	Production of approximately 6.0 million ounces of silver and 140,000 ounces of gold;
•	Continuation of our major exploration program with planned projects in the Silver Valley of northern Idaho, in the vicinity of Greens Creek in Alaska, at our concessions in the state of Durango, Mexico, and at our concessions in the El Dorado and El Callao districts of Venezuela;
•	Full staffing and increased activity at our office in Vancouver, B.C., Canada, which we established in January 2007;
•	Investment in ventilation and metallurgical process improvements at our Lucky Friday mine;
•	Maintenance of a strong balance sheet.

Key Issues

We expect our strategy to increase production and expand our proven and probable reserves will be implemented by development and exploration, as well as by future acquisitions. Our strategic plan requires that we overcome several pervasive challenges and risks inherent in the mining and sale of metals from multiple international locations.

One such challenge is metals prices. While the metals mining industry enjoyed significantly higher prices in 2006 than in recent prior years, we have very little control over prices. We must make our strategic plans in the context of significant uncertainty about future revenues, which is a daunting challenge to an industry for which new opportunities can require several years and substantial cost from discovery to production. We approach this challenge by investing exploration and capital in districts with an established history of success, and in managing our operations in a manner that seeks to mitigate the effects of lower prices.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Note 8 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities may change in the future, and that our strategic plans could be affected as a result. In accordance with our environmental policy, our operating activities will be conducted in a manner that attempts to minimize risks to public health and safety. We believe that natural resources can be developed and utilized in a manner consistent with proper stewardship for the environment, and our projects will be designed and managed in an attempt to reasonably minimize risk and negative effects on the environment. We will continue to strive to ensure that our activities are conducted in compliance with applicable laws and regulations.

We face challenges also from political, social, and regulatory change in Venezuela. In 2006, our cash balance increased in Venezuela to $21.5 million (translated at the official exchange rate of 2,150 Bolívars to $1) as a result of the 2005 Criminal Exchange Act, which regulates the movement of cash from Venezuela at the official rate. We are able to repatriate cash to the U.S., however, in doing so we must utilize specific government programs that have been limited or slow, or utilize negotiable instruments on which we have incurred losses (see Note 1 of Notes to Consolidated Financial Statements). Another challenge to us in Venezuela is the government’s view on strategic industries. Following the presidential election of December 2006, the government in January 2007 announced the intention of nationalizing strategic industries, including petroleum and communications, now owned by private entities. While mining was not mentioned as a strategic industry, we will continue to monitor the government’s view of the mining industry in Venezuela.

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which drive our mining and investment plans and many of our costs, may change based on economic factors and actual production experience. Even as our silver, lead, and zinc reserves increased in 2006, we face challenges in our gold reserves, which declined in 2006. After strong production from the La Camorra mine since acquisition by us in 1999, the mine faces a significant reduction of activity in 2007 due to depletion of reserves, although a lower level of activity will continue as we produce from smaller remnant ore zones. The nearby Mina Isidora mine, which utilizes the processing plant at La Camorra, continues to produce as designed with over 300,000 ounces in reserves, and our exploration programs will continue in both the El Callao and El Dorado districts of Venezuela in 2007.

Results of Operations

For the year ended December 31, 2006, we reported income applicable to common shareholders of $68.6 million, compared to losses applicable to common shareholders of $25.9 million and $17.7 million in 2005 and 2004, respectively. The improved 2006 results over the comparable 2005 and 2004 periods were primarily the result of:

•	The sale of our investment in Alamos Gold, Inc., in January 2006, for $57.4 million in cash proceeds, generating a pre-tax gain of $36.4 million;
•	Increased gross profit at our Lucky Friday, Greens Creek and La Camorra units (see the Lucky Friday Segment, Greens Creek Segment and La Camorra Segment sections below for further discussion of operating results);
•	An $11.8 million income tax benefit resulting from a deferred tax asset valuation allowance adjustment, partially offset by a $1.6 million income tax provision for U.S. alternative minimum tax, which includes a $0.7 million provision relating to the gain from the sale of our stock position in Alamos Gold, Inc., and a $2.1 million tax provision in Venezuela (see Note 6 of Notes to Consolidated Financial Statements for further discussion);
•	The sale of our Noche Buena gold exploration property in Mexico during April 2006, generating a $4.4 million pre-tax gain; and
•	Increased average prices for all metals produced at our operations, illustrated by the following table comparing the average prices for the years ended December 31, 2006, 2005 and 2004:
	December 31,

	2006	2005	2004

Silver — London PM Fix ($/ounce)	$11.57	$7.31	$6.66
Gold — London Final ($/ounce)	$604	$444	$409
Lead — LME Final Cash Buyer ($/pound)	$0.58	$0.44	$0.40
Zinc — LME Final Cash Buyer ($/pound)	$1.49	$0.63	$0.48

Our results of operations during 2006 were also impacted by the adoption of SFAS No. 123(R) “Share-Based Payment”, which became effective as of January 1, 2006. SFAS No. 123(R) requires us to record an expense for the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. We are using the modified prospective transition method, which has been reflected in our consolidated financial statements as of and for the year ended December 31, 2006.

The fair value of the options granted during 2006 were estimated on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2006, the majority of options outstanding were fully vested, and we recognized stock-based compensation expense under SFAS No. 123(R) of approximately $2.5 million during 2006, which was recorded to general and administrative expenses and cost of sales and other direct production costs. Over the next twelve months, we expect to recognize an additional $0.1 million in compensation expense for unvested awards as required by SFAS No. 123(R). See Note 10 of Notes to Consolidated Financial Statements for further discussion of our adoption of SFAS No. 123(R).

Included in expense recognized in 2006 pursuant to adoption of SFAS No. 123(R) was $1.3 million from the modification of 837,261 outstanding share options granted prior to the adoption of the Statement. The modification was pursuant to changes in the Internal Revenue Service requirements relating to employee deferred compensation arrangements. As a result, the options were converted to stock equivalent units that will be settled in the employees’ investment accounts. Modification of the options resulted in a charge to compensation expense totaling $1.3 million.

The respective income and losses applicable to common shareholders for the years ended December 31, 2006, 2005 and 2004 included preferred stock dividends of $0.6 million, $0.6 million and $11.6 million. The 2004 dividends included non-cash charges of $10.9 million related to exchanges of preferred stock for common stock. All preferred dividends previously not declared and in arrears have been paid.

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,

	2006	2005	2004

Sales	$52,422	$21,792	$18,560
Cost of sales and other direct production costs	$(26,936)	$(16,958)	$(14,715)
Depreciation, depletion and amortization	$(3,565)	$(593)	$140

Gross profit	$21,921	$4,241	$3,986

Tons of ore milled	276,393	214,158	166,866
Silver ounces produced	2,873,663	2,422,537	2,032,143
Lead tons produced	16,657	14,560	12,174
Zinc tons produced	6,537	4,080	2,995
Silver ounces per ton	11.34	12.20	13.11
Lead percent	6.57	7.30	7.83
Zinc percent	3.34	2.74	2.37
Total cash cost per silver ounce (1)	$3.65	$5.27	$5.12
By-product credits	$32,135	$12,962	$11,281
By-product credit per silver ounce	$11.18	$5.35	$5.55

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit in 2006, compared to 2005 and 2004, resulted primarily from higher average metals prices and increased production, partially offset by lower silver and lead ore grades and increased costs related to mining at greater depth. Full production on the 5900 level expansion was reached in the fourth quarter of 2006, resulting in approximately 2,154,657 ounces of silver mined from the 5900 level during 2006. Upgrades to the mill in 2006 allowed increased capacity and created operating efficiencies that, when coupled with the increased production from the 5900 level, increased our tons milled by 29% compared to 2005. However, this was partially offset by a 7% decrease in silver ore grade due to the nature of the current ore body and increased zinc production. Completion of additional mill upgrades, including an on-stream analyzer and increased flotation capacity, is anticipated in the third quarter of 2007.

The decrease in total cash costs per silver ounce in 2006, as compared to 2005 and 2004, is attributed to improved by-product credits resulting from increasing average lead and zinc prices, partially offset by higher production costs. Increased productivity and lower transportation costs, due to the new development on the 5900 level, has also contributed to the improved total cash costs per ounce. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except per ounce amounts, and reflect our 29.73% share):

	Years Ended December 31,

	2006	2005	2004

Sales	$69,208	$36,728	$34,153
Cost of sales and other direct production costs	$(24,125)	$(19,255)	$(17,451)
Depreciation, depletion and amortization	$(8,191)	$(7,067)	$(6,594)

Gross Profit	$36,892	$10,406	$10,108

Tons of ore milled	217,676	213,354	239,456
Silver ounces produced	2,636,083	2,873,532	2,886,264
Gold ounces produced	18,713	21,631	25,624
Zinc tons produced	17,670	19,209	22,649
Lead tons produced	6,242	6,515	7,384
Silver ounces per ton	15.78	18.17	16.65
Gold ounces per ton	0.13	0.15	0.16
Zinc percent	9.36	10.34	11.14
Lead percent	3.66	3.98	4.05
Total cash cost per silver ounce (1)	$(3.47)	$1.46	$1.13
By-product credits	$54,080	$30,200	$29,486
By-product credit per silver ounce	$20.52	$10.51	$10.22

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit during 2006, compared to 2005 was primarily the result of higher average metals prices, partially offset by the effects of mine rehabilitation work and higher diesel prices.

Ground falls in various areas of the mine in the third quarter of 2005 resulted in the allocation of resources to rehabilitation work. Throughout 2006, Greens Creek continued to focus manpower and equipment on mine rehabilitation work relating to ground support reinforcement in the main haulage ways. Underground congestion caused by alternative truck routing, and the lack of available mine ore faces — both results of the focus on rehabilitation work — decreased production during the first six months of 2006. A mining contract company was engaged during the second quarter of 2006 to help maintain production and reduce the effects of the rehabilitation work, and ore production for the second half of 2006 was 15% higher compared to the same period of 2005 as a result. Additionally, tons of ore milled during 2006 were 2% greater than production levels for the 2005 period. A majority of the rehabilitation work has been completed during 2005 and 2006, and we anticipate production to return to historic levels during 2007.

Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. All infrastructure is in place, and use of the system commenced in August 2006. AEL&P has agreed to supply its excess power to Greens Creek, which will replace an estimated 20% to 30% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated AEL&P will supply 95% of Greens Creek power. This project is anticipated to reduce production costs at Greens Creek in the future.

The 338% improvement in total cash costs per silver ounce in 2006, compared to 2005, is attributable to increased by-product credits, as 2006 zinc, lead and gold prices exceeded prices during the same 2005 period, partially offset by higher production costs. The 29% increase in total cash cost per silver ounce in 2005 versus 2004, was due to increased production costs, partially offset by improved by-product credits. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

•	We have historically presented Greens Creek as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
•	Metallurgical treatment maximizes silver recovery;
•	The Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver;
•	In most of its working areas, Greens Creek utilizes selective mining methods in which silver is the metal targeted for highest recovery; and
•	The recent increase in the zinc price changed the balance of revenue for Greens Creek, so that zinc competed with silver for the largest portion of total revenue in 2006. We will continue to monitor the relationship of revenue contribution among the metals produced from Greens Creek, however, until zinc sustains its high price relative to silver for a longer period, we continue to view silver as our primary product.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices.

The La Camorra Segment

The following table provides a comparison of operating results and key production statistics for our Venezuelan operations, which include the La Camorra mine, a custom milling business and Mina Isidora, where full production was reached in the third quarter of 2006 (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,

	2006	2005	2004

Sales	$94,832	$39,009	$47,884
Cost of sales and other direct production costs	(53,235)	(27,432)	(23,914)
Depreciation, depletion and amortization	(27,039)	(9,622)	(11,439)

Gross profit	$14,558	$1,955	$12,531

Tons of ore milled	236,460	191,900	199,453
Gold ounces produced	160,563	101,474	130,437
Gold ounce per ton	0.708	0.558	0.684
Total cash cost per gold ounce (1)	$345	$337	$180

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The 2006 increase in La Camorra unit sales, compared to 2005 and 2004, was due to higher average gold prices, higher overall ore grades, and increased ore volume from Mina Isidora, as pre-production development work was completed in 2006. In addition, a strike at the La Camorra mine suspended operations for 13 days during the third quarter of 2005. The strike, along with subsequent labor issues, significantly impacted production at the La Camorra unit during the second half of 2005. Also contributing to the 2006 increase in sales, 8,900 ounces of gold held in inventory at the end of 2005 were sold within Venezuela during the second quarter of 2006.

The increase in sales was partially offset by the following items that negatively impacted 2006 gross profit, compared to 2005 and 2004:

•	Mining at greater depths at the La Camorra mine resulted in increased per unit production costs;
•	Escalating labor, commodity and transportation costs related to haulage of ore mined from Mina Isidora, and ore purchased from small third-party mining operations to our milling facility located approximately 70 miles from Mina Isidora;
•	Discontinuation of foreign exchange gains that decreased cost of sales in 2005 as a result of changes in Venezuelan currency regulations. During 2005 and 2004, we recognized foreign exchange gains of $6.6 million and $12.4 million, respectively, that partially reduced our cost of sales reported for those years. No such gains have been recognized in 2006;
•	During 2006 we recorded a $1.8 million reserve for materials inventory impairment at the La Camorra mine that also negatively affected cost of sales;
•	Increased depreciation expense as a result of the commissioning of the shaft at the La Camorra mine in 2005, discussed in more detail below; and
•	Reduced production from the La Camorra mine due to mining at greater depths, lower productivity, and reduced reserves.

In order to mine more efficiently at greater depths and potentially develop further proven and probable reserves, we made the decision in 2003 to construct a production shaft at the La Camorra mine. Construction of the shaft was completed, and it was placed into service during the third quarter of 2005. Proven and probable ore reserves have continued to decrease at the La Camorra mine since 2005, as it has exhibited lower ore grades, and no significant results have been returned from drilling in the La Camorra vicinity. As a result, reduced production levels from the La Camorra mine are anticipated to continue, and we anticipate that we will reach the end of the known mine life there during 2007. Depreciation expense related to the shaft has negatively affected gross profit for the La Camorra unit since it was commissioned, and we expect it to continue to do so until the shaft is depreciated to a minimal value in the second half of 2007. Continued exploration activity on concessions surrounding the

La Camorra mine is planned for 2007. However, declining proven and probable ore reserves at lower ore grade will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces there can be economically extracted. A factor in our assessment will be the degree of success of our plan to reduce the workforce at the La Camorra mine by approximately 200 workers through voluntary termination incentives in 2007, at a cost of approximately $3.5 million to operations. An increasing percentage of total ore for the La Camorra unit will come from Mina Isidora, which uses a more expensive mining method due to the dip of the vein. We anticipate that this will be largely offset, however, by the higher gold grades at Mina Isidora compared to the La Camorra mine.

The construction of the production shaft was more costly and took longer than originally anticipated, and we disputed some of the shaft construction costs submitted by the contractor. Pursuant to the construction agreement, we submitted the matter to arbitration in November 2005. In January 2007, the matter was resolved, resulting in a dismissal of the arbitration and all claims by each party against the other. As a result of the settlement, we accrued an additional $2.8 million for the project. See Note 8 of Notes to Consolidated Financial Statements for additional information.

Functional Currency for Venezuelan Operations

Effective January 1, 2007, we will implement a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52 (SFAS 52). In accordance with SFAS 52, the balance sheet for our Venezuelan operations will be recalculated as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívares to $1.00, the fixed, official exchange rate. We will use the official exchange rate pursuant to guidance from the AICPA’s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously translated at historical exchange rates, will be significantly reduced. The offsetting translation adjustment will be recorded to equity as a component of other comprehensive income. See Note 17 — Subsequent Events of Notes to Consolidated Financial Statements for further discussion.

Business Risks in Venezuela

Currency and Related Risks

In October 2005, the Venezuelan government enacted the Criminal Exchange Law, which imposes strict criminal and economic sanctions on the exchange of Venezuelan currency with other foreign currency through other than officially designated methods, or for obtaining foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in bolívares that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $1.1 million at December 31, 2005, to $21.6 million at December 31, 2006. Additionally, we will convert into Venezuelan currency, the proceeds of Venezuelan exports made over the past 180 days, or a total value of approximately $31.3 million, through June 2007. During the second half of 2006, we exchanged the U.S. dollar equivalent of approximately $12.8 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $9.1 million at an open market exchange rate of 3,003 Bolívares to $1.00, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. At March 15, 2007, the open market exchange rate was approximately Bolívares 4,000 to $1.00.

Prior to the enactment of the Criminal Exchange Law, we recognized foreign exchange gains of approximately $6.6 million and $12.4 million in 2005 and 2004, respectively, as markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from the fixed rate. We cannot predict the extent to which we may be affected by future changes in exchange rates and exchange controls in Venezuela, although the Venezuelan exchange control regulations have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. We believe this will continue into the future, and will continue to impact our profitability of operations compared to previous periods.

SENIAT Litigation

Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), which owns and operates our La Camorra mine, is involved in litigation with the Venezuelan tax authority (“SENIAT”) concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our purchase agreement, Monarch has assumed defense of and responsibility for a pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolívar City, State of Bolívar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, MHV made a cash deposit with the Court in April 2004 of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has maintained the $4.3 million until such tax liabilities are settled.

In October 2005, MHV and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. As required by the terms of the agreement, MHV paid approximately $0.8 million in exchange for a release of the alleged tax liabilities and release of the cash bond. In a separate agreement, Monarch will reimburse MHV for all amounts in settling the case, including defense costs, through a reduction in MHV’s royalty obligations to them. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo related to this case, and that MHV’s settlement efforts will be successful, there can be no assurance as to the outcome of this proceeding until a final settlement is executed and entered by the court. If the tax court in Caracas or an appellate court were to subsequently award SENIAT the previously requested embargo, it could disrupt our Venezuelan operations and have a material adverse effect on our financial results or condition.

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

Other

Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as export and exchange controls. This uncertain environment could affect our operations, including changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, industry nationalization, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences, if significant, could have a material adverse effect on our financial results or condition.

The San Sebastian Segment

The following is a comparison of the operating results and key production statistics of our San Sebastian segment (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,

	2006	2005	2004

Sales	$955	$12,632	$30,229
Cost of sales and other direct production costs	907	(11,546)	(15,322)
Depreciation, depletion and amortization	—	(3,180)	(3,659)

Gross profit (loss)	$48	$(2,094)	$11,248

Tons of ore milled	—	71,671	128,711
Silver ounces produced	—	717,860	2,042,173
Gold ounces produced	—	17,160	33,563
Silver ounces per ton	—	11.40	17.94
Gold ounces per ton	—	0.27	0.29
Total cash cost per silver ounce (1)	$—	$2.27	$0.21
Gold by-product credits	$—	$7,737	$13,493
Gold by-product credit per silver ounce	$—	$10.78	$6.61

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit during the fourth quarter of 2005. However, significant exploration efforts continued during 2006 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold 340 square miles of contiguous concessions. We incurred $5.8 million in exploration expenses during 2006 at the San Sebastian unit, compared to $5.7 million in 2005.

The National Miners Union initiated a strike at our Velardeña mill in October 2004, which prevented production at the San Sebastian unit until it was resolved in June 2005. During the strike, costs related to our mining operations were included in the valuation of our stockpile inventory, while costs related to the idle mill were expensed as incurred. Upon resolution of the strike, mining activities resumed until October 2005, at which time we reached the end of the known mine life.

The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts. Sales reported for 2006 represent final settlement payments received on prior period doré shipments, and include revenue received from silver and gold contained in material remaining in the mill after operations ceased.

During periods of operation, gold has been considered a by-product credit at the San Sebastian unit. The significant increase in by-product credit per silver ounce, in our total cash cost per silver ounce produced calculation in 2005 compared to 2004, were due to higher average gold prices, and the reduction in silver ounces produced in 2005. While value from by-product gold has been significant for San Sebastian, we believe that identification of silver as the primary product, with gold as a by-product, was appropriate because:

•	We have historically presented San Sebastian as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;
•	San Sebastian is in a mining district historically identified with silver;
•	Exploration has been directed toward silver, and recent exploration results have shown a predominant silver content; and

•	Our mining methods and production planning have targeted silver as our primary product, which has been accompanied by a significant gold presence.

Costs related to the Velardeña mill strike and care and maintenance of the mine and mill of $2.0 million were not included in the calculation of 2005 total cash costs per ounce, while in 2004, the total cash costs per ounce calculation excluded strike-related costs of $0.8 million.

Corporate Matters

Other significant variances affecting our 2006 results, as compared to 2005 results, were as follows:

•	$2.1 million increase in interest income due to higher cash balances and higher interest rates;
•	$3.8 million in settlement costs and legal fees related to the La Camorra shaft arbitration (see the La Camorra Segment section above), which are included in Other operating expense on the Consolidated Statements of Operations and Comprehensive Income (Loss);
•	Overall increase of $3.5 million in exploration expenses, offset by lower pre-development costs due to a shift in classification of costs incurred at the Hollister Development Block project in Nevada, where we began underground exploration drilling during the first quarter of 2006;
•	Foreign exchange losses recorded during the second half of 2006 upon the conversion of the U.S. dollar equivalent of approximately $12.8 million at the official exchange rate of Venezuelan currency for $9.1 million received in the open market, which are included in Other operating expense on the Consolidated Statements of Operations and Comprehensive Income (Loss);
•	Higher general and administrative expenses in 2006 totaling $4.9 million, primarily the result of increased staffing and incentive compensation expenses, and approximately $1.5 million related to the adoption of SFAS 123(R);
•	Increase in expenditures for closed operations and environmental matters, as the San Sebastian unit has been placed on care-and-maintenance status at a cost of $2.4 million (see the San Sebastian Segment section above); and
•	Increase in interest expense related to our $30.0 million revolving credit facility, which was entered into in September 2005 and subject to interest on outstanding balances. In addition, we are subject to a quarterly commitment fee, which totaled $0.2 million in 2006, on the unused portion of the amount available under the facility, and we also have costs related to amortization of the original loan fees associated with the facility. We had an outstanding balance under the credit agreement of $3.0 million at December 31, 2005, and borrowed an additional $3.0 million in January 2006. The $6.0 million balance was repaid in February 2006, with no additional borrowings made during 2006, and no outstanding balance under the credit agreement at December 31, 2006.

Significant variances relating to 2005 results of operations compared to 2004 were the result of:

•	A significant decrease in accruals made for closed operations and environmental matters during 2005, as accrual increases were recorded in 2004 for estimated future environmental and reclamation expenditures in Idaho’s Coeur d’Alene Basin ($5.6 million) and for the Grouse Creek mine clean-up in central Idaho ($2.9 million) (for additional information pertaining to our reclamation accruals, see Notes 5 and 8 of Notes to Consolidated Financial Statements and the Grouse Creek Mine property description in Part I, Item 2;
•	An increase in 2005 pre-development expense due to increased activity at the Hollister Development Block in Nevada;
•	Higher general and administrative expenses in 2005, the result of increases in accounting and audit fees, stock compensation accruals and employee medical costs;

•	A lower income tax provision due to variances in foreign withholding taxes payable and foreign income taxes payable (for additional information regarding income taxes, see Note 6 of Notes to Consolidated Financial Statements;
•	Higher other operating expenses due to increased foreign exchange losses in Venezuela and higher corporate insurance, severance and legal expenditures, partially offset by reduced expenses related to variable plan accounting on certain stock options; and
•	Increased interest income from the recovery of value-added taxes from the Mexican government, offset by a reduction in interest income due to lower 2005 cash balances.

For the sole purpose of implementing a holding company structure, on November 8, 2006, an Agreement and Plan of Reorganization was filed. Under that Plan of Reorganization, Hecla Mining Company, a new Delaware corporation organized on August 7, 2006, and formerly named Hecla Holdings Inc., became the successor issuer to Hecla Limited, formerly named Hecla Mining Company. In addition, Hecla Limited became a wholly-owned subsidiary of Hecla Mining Company.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the La Camorra segment only) and silver operations (the San Sebastian, Greens Creek and Lucky Friday segments), for the years ended December 31, 2006, 2005 and 2004 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in an effort to provide a comparable standard; however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

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

	Combined Silver Properties

	Year ended December 31,

	2006	2005	2004

Total cash costs (1)	$1,329	$16,807	$14,078
Divided by silver ounces produced	5,510	5,677	6,960

Total cash cost per ounce produced	$0.24	$2.96	$2.02

Reconciliation to GAAP:
Total cash costs	$1,329	$16,807	$14,078
Depreciation, depletion and amortization(2)	11,757	10,840	10,113
Treatment & freight costs	(37,046)	(22,424)	(22,964)
By-product credits	86,216	50,899	54,260
Change in product inventory(3)	1,278	(939)	1,395
Idle facility costs(2)	—	2,022	777
Reclamation, severance and other costs	190	1,395	408

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$63,724	$58,600	$58,067

	Lucky Friday Unit

	Year ended December 31,

	2006	2005	2004

Total cash costs (1)	$10,486	$10,986	$10,400
Divided by silver ounces produced (4)	2,874	2,085	2,032

Total cash cost per ounce produced	$3.65	$5.27	$5.12

Reconciliation to GAAP:
Total cash costs	$10,486	$10,986	$10,400
Depreciation, depletion and amortization	3,565	593	(140)
Treatment & freight costs	(15,360)	(7,006)	(6,677)
By-product credits	32,135	12,962	11,281
Change in product inventory	(345)	5	150
Reclamation, severance and other costs	20	13	26

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$30,501	$17,553	$15,040

	Greens Creek Unit

	Year ended December 31,

	2006	2005	2004

Total cash costs (1)	$(9,157)	$4,190	$3,257
Divided by silver ounces produced	2,636	2,874	2,886

Total cash cost per ounce produced	$(3.47)	$1.46	$1.13

Reconciliation to GAAP:
Total cash costs	$(9,157)	$4,190	$3,257
Depreciation, depletion and amortization	8,192	7,067	6,594
Treatment & freight costs	(21,686)	(15,090)	(15,218)
By-product credits	54,081	30,200	29,486
Change in product inventory	718	(330)	(231)
Reclamation, severance and other costs	170	286	158

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$32,318	$26,323	$24,046

	La Camorra Unit (5)

	Year ended December 31,

	2006	2005	2004

Total cash costs (1)	$53,521	$32,648	$22,617
Divided by gold ounces produced	155	97	126

Total cash cost per ounce produced	$345	$337	$180

Reconciliation to GAAP:
Total cash costs	$53,521	32,648	22,617
Depreciation, depletion and amortization	27,039	9,622	11,439
Treatment & freight costs	(5,783)	(2,612)	(1,980)
By-product credits	3,212	1,914	1,892
Change in product inventory	2,185	(4,605)	1,383
Reclamation, severance and other costs	100	87	2

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$80,274	$37,054	$35,353

	Total, All Locations

	Year ended December 31,

	2006	2005	2004

Reconciliation to GAAP, All Locations:
Total cash costs (2)	$54,850	$49,455	$36,695
Depreciation, depletion and amortization (2)	38,795	20,462	21,552
Treatment & freight costs	(42,828)	(25,036)	(24,944)
By-product credits	89,428	52,813	56,152
Idle facility costs(2)	—	2,022	777
Change in product inventory (3)	3,463	(5,544)	2,778
Reclamation, severance and other costs	290	1,482	410

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$143,998	$95,654	$93,420

(1)	“Total Cash Costs” includes all direct and indirect operating costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties and mine production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit.

(2)	The mill that processed San Sebastian ore in Mexico was closed for most of the first six months of 2005 (and fourth quarter of 2004) due to a strike by mill workers, making 2005 production statistics not meaningful, including total cash costs per ounce produced. Mine and mill operations ceased in October 2005. During 2005, cost of sales and other direct production costs of $2.6 million were not included in the determination of total cash costs for silver operations. San Sebastian recognized depreciation, depletion and amortization expense of $2.5 million during 2005 which is reflected in the total for all properties and combined silver properties above. The 2004 totals above for all properties and combined silver properties include total cash costs and depreciation of $0.4 million and $3.7 million, respectively, for the San Sebastian unit. 2,042,173 silver ounces from San Sebastian are include in the combined silver properties totals for 2004 above.
(3)	Includes approximately $905,000 related to San Sebastian cost of sales and other direct production costs during the first quarter of 2006 for prior period doré shipments.
(4)	Ounces mined from the 5900 level development project at Lucky Friday are not included in the determination of total cash costs during 2005, as commercial production levels from the expansion project had not yet been reached. Approximately 385,000 ounces of silver were excluded from the calculation.
(5)	Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions, including Mina Isidora, only. During the years ended December 31, 2006, 2005 and 2004, a total of 5,407, 4,602 and 3,748 ounces, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for 2006, 2005 and 2004, were the costs to purchase the ore of approximately $3.2 million, $2.0 million and $1.9 million, respectively.

Financial Liquidity and Capital Resources

Our liquid assets include (in thousands):

	December 31, 2006	December 31, 2005	December 31, 2004

Cash and cash equivalents held in U.S. dollars	$53.9	$4.9	$32.3
Cash and cash equivalents held in foreign currency	22.0	1.4	2.2
Adjustable rate securities	25.5	—	33.0
Marketable equity securities	—	40.9	13.2
Non-current investments	6.2	2.2	1.7

Total cash, cash equivalents and investments	$107.6	$49.4	$82.4

Our cash balance at December 31, 2006 includes $21.5 million held in local currency in Venezuela (based on the official exchange rate of Bolívares (Bs) 2,150 = $1.00). We are able to repatriate cash, however, while we continue to assess the options for exchanging Bs for dollars, our ability to obtain dollars through foreign currency exchange in Venezuela has been limited to the exchange of negotiable instruments, on which we incur foreign exchange losses. In 2006, we obtained $9.1 million in dollars by exchanging the equivalent of $12.8 million at the official exchange rate, incurring exchange losses of $3.7 million at an average exchange rate of Bs 3,003 to $1.00. At March 15, 2007, the open market exchange rate was approximately Bolívars 4,000 to $1.00.

Liquidity for the next 12 months will be provided by existing cash balances and maturities of short-term investments, cash provided by operations, availability of our revolving line of credit, and issuance of securities pursuant to two effective shelf registration statements that would allow us to issue a combination of common stock, preferred stock, warrants, and debt. We will also receive cash proceeds of approximately $45 million from the sale of our interest in the Hollister Development Block gold exploration project (see Note 17 — Subsequent Events of Notes to Consolidated Financial Statements for further discussion). We believe that our existing financial position and plans for the coming year will be sufficient to fund operations, capital expenditures, exploration and other corporate activities. However, our ability to fund our liquidity needs could be affected by changes in metals prices, the political environments in the countries in which we have interests, environmental assessments, settlements, and other general economic, financial, legislative, and regulatory factors.

Our plans for significant uses of cash in 2007 include the following:

•	Capital expenditures of approximately $39.0 million, primarily related to sustaining and growth development at our Lucky Friday mine, sustaining development at Greens Creek mine in which we are a 29.73% participant, and sustaining development at our Mina Isidora operation in Venezuela;
•	Exploration and pre-development expenditures of approximately $22.0 million;
•	General funding of operations and general and administrative expenses; and
•	Reclamation and other closure costs of approximately $7.4 million.

We generated approximately $69.6 million in positive cash flow in 2006, including $61.5 million from operating activities and $57.4 million from the sale of our investment in Alamos Gold, Inc. in January. We realized a pre-tax gain of $36.4 million on the sale of the stock, which we purchased in 2004 and 2005.

We maintain a revolving credit agreement, which extends to September 2008, and carried no balance at December 31, 2006. We have pledged our interest in the Greens Creek Joint Venture as collateral under the credit agreement. For additional information, see Note 7 of Notes to Consolidated Financial Statements.

Further liquidity may be provided by the issuance of a combination of common stock, preferred stock, warrants and debt. In 2005, we filed two shelf registration statements with the SEC. Our $275.0 million universal S-3 shelf registration statement is available for use through mid-2009, while our $175.0 million S-4 shelf statement for use in connection with business combination transactions includes no specific period of lapse. We have not issued securities pursuant to either of these registration statements.

Operating Activities

Our net cash provided by operating activities was $61.5 million in 2006, compared to net cash used of $5.9 million in 2005. The increase in cash provided by operating activities was primarily attributable to:

•	Higher net income, adjusted for non-cash elements, by $62.0 million in 2006. The primary driver of higher income was favorable metals prices and increased production, with all four metals produced by us at levels exceeding average 2005 prices by over 30%; and
•	Timing of receipts and payments in the ordinary course of our business, with non-cash working capital increasing by $4.9 million in 2006.

Net cash used by operating activities was $5.9 million in 2005, in contrast to cash provided in 2004 totaling $13.3 million. The most significant changes over the two years included:

•	A $19.2 million increase in our net loss in 2005 compared to 2004 as a result of increased pre-development expense at Hollister, and decreased income from our La Camorra and San Sebastian units;

Partially offset by:

•	Working capital requirements that were less in 2005 than in 2004 due to lower working capital requirements in Venezuela and liquidation of inventories at San Sebastian.

Investing Activities

Our net cash provided by investing activities was $8.2 million in 2006, compared to cash used in 2005 totaling $22.0 million. The increase in cash provided by investing activities was primarily due to:

•	Proceeds from the sale of our interest in Alamos Gold, Inc., totaling $57.4 million;
•	Lower investment in property, plant and equipment by $22.4 million as we completed the shaft project in Venezuela; and
•	Proceeds from asset sales totaling $4.5 million in 2006, primarily for our interest in the Noche Buena property in Mexico;

Partially offset by:

•	Net increases in short-term investments in 2006 compared to net decreases in 2005 as our cash position strengthened.

Our net cash used by investing activities was $22.0 million in 2005, in contrast to $49.5 million in 2004. The decrease in cash used in 2005 was primarily due to:

•	Lower requirements for restricted cash bonding at Greens Creek and in Venezuela in 2005; and
•	Higher liquidations of short-term investments in 2005;

Partially offset by:

•	Higher expenditures for property, plant, and equipment in 2005, primarily for the La Camorra shaft project and development at Mina Isidora in Venezuela, and a mill upgrade and development of the 5900 level at Lucky Friday.

Financing Activities

Our net cash used in financing activities totaled $0.1 million in 2006, compared to $0.3 million in net cash used in 2005. The decrease in cash used in 2006 was primarily due to:

•	Increased proceeds from stock issued pursuant to stock option plans in 2006; and
•	Decreased payments of dividends to holders of preferred shares due to payment of dividends in arrears in 2005;

Partially offset by:

•	Net repayments of $3.0 million on our revolving loan facility in 2006, compared to $3.0 million in net borrowings in 2005.

Our net cash used in financing activities in 2005 was $0.3 million, compared to $3.0 million used in 2004. The decreased use of cash in 2005 was primarily due to:

•	Net borrowings on debt in 2005 compared to net repayments in 2004;

Partially offset by:

•	Lower proceeds from stock issued pursuant to stock option plans in 2005; and
•	Payments of dividends to holders of preferred shares in 2005.

Other

We sponsor defined benefit pension plans covering substantially all U. S. employees and provide certain post-retirement benefits for qualifying retired employees. As of December 31, 2006, we reviewed our pension assumptions regarding benefit plans based upon current market conditions, current asset mix and our current compensation structure, and reduced our discount rate from 6.0% to 5.75% effective January 2006. We maintained our assumptions regarding compensation increases at 4.0%, and our expected rate of return on plan assets at 8.0%, which represents approximately 54.9% of our past five-year’s average annual return rate of 14.58%. As of the measurement date for pension obligations (September 30, 2006), plan assets totaled $77.0 million and exceeded the benefit obligation by $18.5 million. As a result, we do not expect to make contributions to the plans in 2007. For additional information related to our pension plans, see Note 9 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2006 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Purchase obligations	$4,098	$—	$—	$—	$4,098
Long-term debt(1)	—	—	—	—	—
Commitment fees(1)	225	169	—	—	394
Contractual obligations(2)	8,151	—	—	—	8,151
Operating lease commitments(3)	1,738	2,868	628	130	5,364

Total contractual cash obligations	$14,212	$3,037	$628	$130	$18,007

(1)	In September 2005, we entered into a $30.0 million revolving credit agreement subject to an interest rate of 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%. There was no outstanding balance under the credit agreement at December 31, 2006. Each quarter, we pay a commitment fee of 0.75% of the unused balance. See Note 7 of Notes to Consolidated Financial Statements for more information.
(2)	As of December 31, 2006, we were committed to approximately $3.8 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at December 31, 2006 also include approximately $5.6 million related to ore transportation and other non-capital cost commitments at the La Camorra unit, approximately $0.2 million for commitments relating to non-capital items at Greens Creek (our 29.73% share), and approximately $0.1 million in obligations related to reclamation work at the Grouse Creek mine.
(3)	We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease arrangements.

Gold production from our La Camorra mine and Block B property in Venezuela is subject to royalties. See Note 4 of Notes to Consolidated Financial Statements for further discussion of the royalty provisions. The amount of our royalty obligations is dependent upon the number of gold ounces produced and the gold price. Based on our current projections for production at La Camorra and Block B, and the average gold price for 2006, we estimate our future royalty payments will be $1.8 million for 2007, $1.7 million for 2008 and $1.1 million for 2009.

We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2006, our reserves for these matters totaled $65.9 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Notes 5 and 8 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2006, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

We believe that our most critical accounting estimates are related to future metals prices, obligations for environmental, reclamation, and closure matters, and mineral reserves, as they require us to make assumptions that were highly uncertain at the time the accounting estimates were made, and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors, metals prices have been historically volatile. While average prices for all four metals we produce have increased for four consecutive years, we have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will remain at their current levels or higher.

Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analyses of asset carrying values, depreciation, and deferred income taxes. On at least an annual basis – and more frequently if circumstances warrant – we examine the carrying values of our assets, our depreciation rates, and the valuation allowances on our deferred tax assets. In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the most likely outcome to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances on our deferred tax assets.

Future metals prices also affect our assessment of recoverability of certain accounts receivable. We hold accounts receivable from various mining cooperatives in Venezuela from whom we purchase custom ores and sands. Our assessment of gold prices helps us to assess the future profitability of the cooperatives which, in turn, informs the level of recoverability of receivables from the cooperatives.

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed between us and various regulatory agencies with oversight over the properties. We have estimated our liabilities with expert counsel and in accordance with appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded in excess of our accruals, our financial results or condition could be materially adversely affected.

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

Reserves are a key component in valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves represent a culmination of many estimates, and are not guarantees that we will recover the indicated quantities of metals.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements and at this time we do not anticipate a material effect.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
•	Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;
•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which will become effective for us beginning January 2007. FIN No. 48 clarifies the accounting for uncertainly in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations, financial condition and disclosures.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2006, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A – Risk Factors).

Cash

Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. At December 31, 2006 and December 31, 2005, we held the U.S. dollar equivalent of approximately $21.6 million and $1.1 million, respectively, denominated in the Venezuelan Bolívares (2,150 Bs. to $1.00). Additionally, we will convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, approximately $31.2 million, through June 2007. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments on which we have incurred and may incur additional foreign currency losses. During the second half of 2006, we exchanged the U.S. dollar equivalent of approximately $12.8 million at the official exchange rate of 2,150 Bs. to $1.00 for $9.1 million at the open market exchange rate, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan bolívares may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela.

Short-term Investments

Our December 31, 2006 short-term investments of $25.5 million, consisting of variable rate demand notes and adjustable rate securities, were subject to changes in market interest rates and were sensitive to those changes. Our short-term investments were subject to a weighted-average interest rate of 5.39% and mature over the next twelve months.

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

Interest-Rate Risk Management

At December 31, 2006, we had no debt outstanding. However, our revolving credit facility, if used, would be subject to changes in market interest rates. For additional information regarding our $30.0 million revolving credit facility, see Note 7 of Notes to Consolidated Financial Statements.

Venezuelan Currency Exchange Rates

Effective January 1, 2007, we will implement a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolivare, the local currency in Venezuela. As a result of this change, the U.S. dollar-equivalent value of the non-monetary assets of our Venezuela operation would fluctuate with a change in the official exchange rate of the Bolivare. We estimate that the implementation of the functional currency change at January 1, 2007, using the current official exchange rate of 2,150 Bolivares to $1.00, will result in a reduction to net assets of approximately $7.2 million, with a translation adjustment for the same amount recorded to other comprehensive income. A 10% increase in the official exchange rate at January 1, 2007 would result in a reduction to net assets of approximately $12 million upon the implementation of the change. See Note 18 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2006 and 2005, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Sales of products	$39,790	$56,941	$50,414	$70,272	$217,417
Gross profit	$11,733	$17,701	$14,372	$29,613	$73,419
Net income	$38,394	$9,215	$1,001	$20,512	$69,122
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income applicable to common shareholders	$38,256	$9,077	$863	$20,374	$68,570
Basic and diluted income per common share	$0.32	$0.07	$0.01	$0.17	$0.57
2005
Sales of products	$24,434	$25,255	$30,428	$30,044	$110,161
Gross profit	$5,465	$3,480	$2,631	$2,931	$14,507
Net loss	$(3,296)	$(6,245)	$(8,595)	$(7,226)	$(25,360)
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Loss applicable to common shareholders	$(3,434)	$(6,383)	$(8,733)	$(7,364)	$(25,912)
Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.07)	$(0.06)	$(0.22)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2006, based on these criteria.

Our internal control over financial reporting as of December 31, 2006, and our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, have been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Management excluded the Greens Creek Joint Venture (“Greens Creek”), a 29.73% joint venture interest, from its assessment of internal control over financial reporting as of December 31, 2006, as we do not have the ability to dictate or modify the controls at Greens Creek. Greens Creek represented 21% of our total assets at December 31, 2006, while its revenues comprised 32% of our total sales of products for the year ended December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hecla Mining Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

The Company’s financial statements include the Greens Creek Joint Venture; a 29.73 percent owned subsidiary that is proportionately consolidated in accordance with Emerging Issues Task Force No. 00-1. Management has been unable to assess the effectiveness of internal control at this subsidiary due to the fact that the Company does not have the ability to dictate or modify the controls of the subsidiary and also does not have the ability to assess those controls.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hecla Mining Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
March 15, 2007

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

In accordance with the Corporation’s Certificate of Incorporation, its Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director is their current term of office. All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders. The positions and ages listed below are as of the date of our next Annual Meeting of Shareholders in May 2007. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 4, 2007	Position and Committee Assignments	Effective Dates

Phillips S. Baker, Jr.	47	President and CEO, Director (1,5)	5/06 — 5/07 5/05 — 5/08
Michael H. Callahan	43	President – Minera Hecla Venezolana, Vice President	5/06 — 5/07
Ronald W. Clayton	48	Senior Vice President – Operations	5/06 — 5/07
Vicki Veltkamp (Larson)	50	Vice President – Investor and Public Relations	5/06 — 5/07
Jay S. Layman	48	Vice President – Corporate Development	11/06 — 5/07
Dr. Dean W.A. McDonald	50	Vice President – Exploration	9/06 — 5/07
Lewis E. Walde	40	Vice President and Chief Financial Officer (5)	5/06 — 5/07
Philip C. Wolf	59	Senior Vice President, General Counsel and Corporate Secretary	5/06 — 5/07
John H. Bowles	61	Director (2,6)	7/06 — 5/09
David J. Christensen	45	Director (1,2,3)	5/05 — 5/08
Ted Crumley	62	Director and Chairman of the Board (1,4)	5/04 — 5/07
Charles L. McAlpine	73	Director (2,4,6)	5/04 — 5/07
George R. Nethercutt, Jr.	62	Director (3,4)	5/06 — 5/09
Jorge E. Ordoñez C.	67	Director (2,3,6)	5/04 — 5/07
Dr. Anthony P. Taylor	65	Director (3,6)	5/05 — 5/08

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Corporate Governance and Directors Nominating Committee
(4)	Member of Compensation Committee
(5)	Member of Retirement Board
(6)	Member of Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001, and Vice President and Chief Financial Officer of Pegasus Gold Corporation (a gold mining company) from January 1994 to January 1998. Mr. Baker also serves as a director for Questar Corporation (a Western U.S. natural gas distribution, pipelines and exploration and development company).

Michael H. Callahan has been our Vice President since November 2006. Mr. Callahan has been the President of Minera Hecla Venezolana, one of our Venezuelan operations, since June 2006. Mr. Callahan also served as President of Minera Hecla Venezolana from 2000 to 2003. Mr. Callahan was Vice President of Corporate Development from February 2002 to November 2006, and our Director of Accounting and Information Services from 1999 to 2000. From 1997 to 1999, Mr. Callahan was the Financial Manager of Silver Valley Resources. Mr. Callahan was also a Senior Financial Analyst for us from 1994 to 1996.

Ronald W. Clayton has been our Senior Vice President - Operations since November 2006. Prior to that, Mr. Clayton was our Vice President – North American Operations from September 2002 to November 2006. Prior to joining us, Mr. Clayton was Vice President – Operations for Stillwater Mining Company (a mining company) from July 2000 to May 2002. Mr. Clayton was also our Vice President – Metals Operations from May 2000 to July 2000. Mr. Clayton also served as Manager of Operations and General Manager of our Rosebud, Republic and Lucky Friday mines from 1987 to 2000.

Vicki Veltkamp (Larson) has been our Vice President – Investor and Public Relations since May 2000. Prior to that, Ms. Veltkamp (Larson) served in various administrative functions with us from 1988 to 1993 and 1995 to 2000, including Public Relations Specialist, Manager of Public Relations, Manager of Corporate Communications and Director of Investor and Public Relations. Ms. Veltkamp (Larson) was Director of Corporate Communications for Santa Fe Pacific Gold from 1993 to 1995.

Jay S. Layman was appointed Vice President - Corporate Development in November 2006. Prior to joining Hecla, Mr. Layman was President of Tactical & Strategic Advisory Services from September 2004 to October 2006. Mr. Layman worked for Quadrem in Australia as Regional Vice President Australasia from January 2003 to August 2004, and Regional Vice President Asia from October 2001 to January 2003. Mr. Layman was also Project Manager for Newmont Gold Company from January 1997 to July 1998 and Senior Manager of Strategic Planning from July 1998 to October 2001.

Dr. Dean W.A. McDonald was appointed Vice President - Exploration in August 2006. Dr. McDonald has also been our Vice President — Exploration of our Canadian subsidiary, Hecla Mining Company of Canada Ltd., since August 2006. Prior to joining Hecla, Dr. McDonald was Vice President Exploration and Business Development for Committee Bay Resource Ltd. from 2003 to August 2006. Dr. McDonald was also Exploration Manager at Miramar Mining Corporation/Northern Orion Explorations from 1996 to 2003.

Lewis E. Walde has been our Vice President since June 2001, and our Chief Financial Officer since June 2003. Mr. Walde has also served as our Treasurer since February 2002. Prior to that, Mr. Walde was our Controller from May 2000 to June 2003, our Assistant Controller from January 1999 to April 2000, and held various accounting functions with us from June 1992 to December 1998.

Philip C. Wolf was appointed Senior Vice President in November 2006. Mr. Wolf has also served as our General Counsel since February 2006 and Secretary since May 2006. Mr. Wolf also served as our Vice President from February 2006 to November 2006. Prior to his employment with us, Mr. Wolf was Senior Vice President, General Counsel and Secretary of Compressus Inc. (a small software technology company) from 2001 to 2004. Mr. Wolf also served as Senior Vice President, General Counsel and Secretary of Cyprus Amax Minerals Company (a public, Fortune 500, international company) from 1993 to 1999. Prior to that, Mr. Wolf held various positions with Cyprus Minerals Company.

David J. Christensen was appointed to Hecla’s Board of Directors in August 2003. He had previously served as a director from May 2002 to October 2002, when he was elected to the Board of Directors by preferred shareholders in May 2002. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position, at such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Mr. Christensen has been Vice President of Corporate Development for Gabriel Resources Ltd. (a Canadian-based resource company) since October 2006. Mr. Christensen also served as a research analyst with Credit Suisse First Boston (an investment banking company) from October 2002 to August 2003; Global Coordinator and First Vice President, Merrill Lynch & Co. (an investment banking company) from 1998 to 2001; Vice President and Precious Metals Equity Analyst, Merrill Lynch & Co. from 1994 to 1998; Portfolio Manager of Franklin Gold Fund and Valuemark Precious Metals Funds for Franklin Templeton Group from 1990 to 1994.

John H. Bowles was elected to Hecla’s Board of Directors in May 2006. However, his term of office was not effective until July 1, 2006. Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP from April 1976 to June 2006. He has concentrated his practice on public companies operating in the mining industry. He holds fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles has been the Treasurer of Mining Suppliers, Contractors and Consultants Association of British Columbia since May 1999, and a Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) since May 2006. He is a former Director of Ducks Unlimited Canada, where he served from March 1988 to March 1996, and is currently a Director Emeritus. Mr. Bowles is a former Trustee of The Leon and Thea Koerner Foundation, where he served from November 2002 to November 2006.

Ted Crumley has served as a director since 1995 and became Chairman of the Board in May 2006. Mr. Crumley served as the Executive Vice President and Chief Financial Officer of OfficeMax Incorporated (distributor of office products) from January 2005 to December 2005, and as Senior Vice President from November 2004 to January 2005. Prior to that, Mr. Crumley was Senior Vice President and Chief Financial Officer of Boise Cascade Company (a wood and paper company), from 1994 to 2004.

Charles L. McAlpine has served as a director since 1989. Mr. McAlpine served as the President of Arimathaea Resources Inc. (a Canadian gold exploration company) from 1982 to 1992. Since 1992, Mr. McAlpine has been retired. Mr. McAlpine also serves as a director of First Tiffany Resource Corporation, Goldstake Explorations Inc. and Postec Systems Inc.

George R. Nethercutt, Jr., was appointed to Hecla’s Board of Directors in February 2005. Mr. Nethercutt has served as a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm), since January 2007. Prior to that, Mr. Nethercutt was a principal of Lundquist, Nethercutt & Griles, LLC, (a strategic planning and consulting firm) from February 2005 to January 2007. Mr. Nethercutt has also been a board member for the Washington Policy Center since January 2005. In August 2005, Mr. Nethercutt was appointed Of Counsel with the law firm of Paine Hamblen, LLP. Mr. Nethercutt serves as a board member of ARCADIS Corporation, the Juvenile Diabetes Research Foundation International, as well as being the U.S. Chairman of the Permanent Joint Board on Defense – U.S./Canada. From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House Appropriations subcommittees on Interior, Agriculture and Defense and the Science Committees subcommittee on Energy. He has been a member of the Washington State Bar Association since 1972.

Jorge E. Ordoñez C. has served as a director since 1994. Mr. Ordoñez has served as the President and Chief Executive Officer of Ordoñez Profesional S.C. (a business and management consulting corporation specializing in mining) since 1988. Mr. Ordoñez has also served as Chief Executive Officer of Minera Cima, S.A. de C.V. since 2005 and Vice President of Minera Montoro, S.A. de C.V., since 1996. Mr. Ordoñez received the Mexican National Geology Recognition in 1989, and was elected to the Mexican Academy of Engineering in 1990.

Dr. Anthony P. Taylor has served as a director since May 2002 upon election by preferred shareholders. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position, at such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Mr. Taylor has been the President, CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) since October 2003. Mr. Taylor has also served as President and Director of Caughlin Preschool Corp. (a private Nevada corporation that operates preschools) since October 2001 and has also been a director of Greencastle Resources Corporation since December 2003. Prior to that, Mr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003; Vice President - Exploration of First Point US Minerals from May 1997 to December 1999; President and Director of Great Basin Exploration & Mining Co., Inc. from June 1990 to January 1996. Mr. Taylor also held various exploration, management and geologist positions in the mining industry from 1964 to 1990.

Information with respect to our directors is set forth under the caption “Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 4, 2007 (the Proxy Statement), which information is incorporated herein by reference.

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

Item 11.  Executive Compensation

Reference is made to the information set forth under the caption “Compensation of Non-Management Directors”; the caption “Compensation Discussion and Analysis”; the caption “Compensation Committee Interlocks and Insider Participation”; the caption “Compensation Committee Report”, the caption “Compensation Tables”; the first paragraph under the caption “Certain Information About the Board of Directors and Committees of the Board”; and under the caption “Other Benefits” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services

Reference is made to the information set forth under the caption “Audit Fees — Audit and Non-Audit Fees” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Reference is made to the information set forth under the caption “Audit Fees — Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr. Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	3/16/07 Date	/s/ Ted Crumley Ted Crumley Director	3/16/07 Date

/s/ Lewis E. Walde Lewis E. Walde Vice President and Chief Financial Officer (principal financial and accounting officer)	3/16/07 Date	/s/ Charles L. McAlpine Charles L. McAlpine Director	3/16/07 Date

/s/ Philip C. Wolf Philip C. Wolf Senior Vice President, Corporate Secretary and General Counsel	3/16/07 Date	/s/ George R. Nethercutt, Jr. George R. Nethercutt, Jr. Director	3/16/07 Date

/s/ David J. Christensen David J. Christensen Director	3/16/07 Date	/s/ Jorge E. Ordoñez Jorge E. Ordoñez Director	3/16/07 Date

/s/ Anthony P. Taylor Anthony P. Taylor Director	3/16/07 Date	/s/ John H. Bowles John H. Bowles Director	3/16/07 Date

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Consolidated Balance Sheets at December 31, 2006 and 2005	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-8 to F-57

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Hecla Mining Company
Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Greens Creek Joint Venture, a 29.73 percent owned subsidiary for the years ended December 31, 2005 or 2004, which statements reflect total assets constituting 23.6 percent of the consolidated total assets as of December 31, 2005, and 33.3 percent and 26.1 percent, respectively, of the consolidated revenues for the years ended December 31, 2005 and 2004. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the Greens Creek Joint Venture, is based solely on the reports of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, during 2006, the Company adopted SFAS No. 123(r), Share Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hecla Mining Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
March 15, 2007

Report of Independent Registered Public Accounting Firm

To the Management Committee of the Greens Creek Joint Venture:

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in venturers’ equity and of cash flows (not separately presented herein) present fairly, in all material respects, the financial position of Greens Creek Joint Venture (the “Venture”) as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 23, 2006

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$75,878	$6,308
Short-term investments and securities held for sale	25,455	40,862
Accounts and notes receivable:
Trade	19,497	5,479
Other, net	7,150	12,116
Inventories, net	22,305	25,466
Deferred income taxes	11,822	—
Other current assets	3,454	3,546

Total current assets	165,561	93,777
Investments	6,213	2,233
Restricted cash and investments	21,286	20,340
Properties, plants, equipment and mineral interests, net	125,986	137,932
Other noncurrent assets	27,223	17,884

Total assets	$346,269	$272,166

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$24,238	$16,684
Dividends payable	—	138
Accrued payroll and related benefits	15,036	10,452
Accrued taxes	5,678	2,529
Current portion of accrued reclamation and closure costs	7,365	6,328

Total current liabilities	52,317	36,131
Long-term debt	—	3,000
Accrued reclamation and closure costs	58,539	62,914
Other noncurrent liabilities	10,685	8,791

Total liabilities	121,541	110,836

Commitments and contingencies (Notes 2, 3, 4, 5, 8 and 11)
SHAREHOLDERS’ EQUITY
Preferred stock, $0.25 par value, authorized 5,000,000 shares; 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Common stock, $0.25 par value, authorized 400,000,000 and 200,000,000 shares; issued 2006 — 119,828,707 shares and issued 2005 — 118,602,135 shares	29,957	29,651
Capital surplus	513,785	508,104
Accumulated deficit	(327,522)	(396,092)
Accumulated other comprehensive income	8,900	19,746
Less treasury stock, at cost; 2006 – 57,333 common shares; 2005 — 8,274 common shares	(431)	(118)

Total shareholders’ equity	224,728	161,330

Total liabilities and shareholders’ equity	$346,269	$272,166

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,

	2006	2005	2004

Sales of products	$217,417	$110,161	$130,826

Cost of sales and other direct production costs	105,203	75,192	71,868
Depreciation, depletion and amortization	38,795	20,462	21,552

	143,998	95,654	93,420

Gross profit	73,419	14,507	37,406

Other operating expenses:
General and administrative	15,011	10,134	8,731
Exploration	20,266	16,777	15,995
Pre-development expense	8,091	9,420	4,227
Depreciation and amortization	972	621	326
Other operating expense	8,160	1,297	1,945
(Gain) loss on disposition of property, plant and equipment	(4,603)	984	(222)
Provision for closed operations and environmental matters	3,556	1,618	11,170

	51,453	40,851	42,172

Income (loss) from operations	21,966	(26,344)	(4,766)

Other income (expense):
Gain on sale of investments	36,422	—	—
Interest and other income	4,041	1,869	1,923
Interest expense	(608)	(225)	(500)

	39,855	1,644	1,423

Income (loss) before income taxes	61,821	(24,700)	(3,343)
Income tax benefit (provision)	7,301	(660)	(2,791)

Net income (loss)	69,122	(25,360)	(6,134)
Preferred stock dividends	(552)	(552)	(11,602)

Income (loss) applicable to common shareholders	$68,570	$(25,912)	$(17,736)

Net income (loss)	$69,122	$(25,360)	$(6,134)
Minimum pension liability adjustment	388	(31)	32
Change in derivative contracts	—	761	(761)
Reclassification of gain on sale of marketable securities included in net income	(36,422)	—	—
Unrealized holding gains on investments	20,225	17,996	2,481
Other	—	—	21

Comprehensive income (loss)	$53,313	$(6,634)	$(4,361)

Basic and diluted income (loss) per common share after preferred stock dividends	$0.57	$(0.22)	$(0.15)

Weighted average number of common shares outstanding – basic	119,255	118,458	118,048

Weighted average number of common shares outstanding – diluted	119,702	118,458	118,048

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2006	2005	2004

Operating activities:
Net income (loss)	$69,122	$(25,360)	$(6,134)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	39,767	21,083	21,878
Gain on sale of investments	(36,416)	—	—
(Gain) loss on disposition of properties, plants and equipment	(4,603)	984	(222)
Gain on sale of royalty interests	(341)	(550)	—
Provision for reclamation and closure costs	642	923	10,086
Provision for inventory impairment	1,760	550	349
Deferred income taxes	(11,822)	—	2,323
Stock compensation	2,459	1,268	495
Other non-cash charges	285	—	—
Change in assets and liabilities:
Accounts and notes receivable	(12,467)	4,341	(5,618)
Inventories	1,401	(5,216)	(3,663)
Other current and noncurrent assets	(1,928)	(912)	(3,163)
Accounts payable and accrued liabilities	7,554	1,543	1,690
Accrued payroll and related benefits	4,677	1,055	1,859
Accrued taxes	3,149	150	(814)
Accrued reclamation and closure costs and other noncurrent liabilities	(1,745)	(5,772)	(5,732)

Net cash provided by (used in) operating activities	61,494	(5,913)	13,334

Investing activities:
Additions to properties, plants and equipment	(27,345)	(44,918)	(41,371)
Proceeds from sale of investments	57,441	—	—
Proceeds from disposition of properties, plants and equipment	4,487	58	350
Increase in restricted investments	(945)	(551)	(13,433)
Purchases of short-term investments	(54,665)	(68,694)	(118,159)
Maturities of short-term investments	29,210	92,128	123,104

Net cash provided by (used in) investing activities	8,183	(21,977)	(49,509)

Financing activities:
Common stock issued under stock option plans	3,896	262	1,646
Dividend paid to preferred shareholders	(690)	(2,900)	—
Other financing activities	—	(624)	—
Treasury share purchase	(313)	—	—
Borrowings on debt	4,060	4,000	2,430
Repayments on debt	(7,060)	(1,000)	(7,103)

Net cash used in financing activities	(107)	(262)	(3,027)

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	69,570	(28,152)	(39,202)
Cash and cash equivalents at beginning of year	6,308	34,460	73,662

Cash and cash equivalents at end of year	$75,878	$6,308	$34,460

Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$304	$110	$1,312

Income tax payments	$1,387	$131	$413

See Notes 2, 4, 9 and 10 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004
(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock

	Shares	Amount	Shares	Amount

Balances, January 1, 2004	465	$116	115,544	$28,886	$504,858	$(361,560)	$(753)	$(118)
Net loss						(6,134)
Preferred stock exchange	(307)	(77)	2,436	609	(532)
Stock issued to directors			14	4	84
Modification of stock option awards					441
Stock issued under stock option plans			357	89	1,520
Stock options issued for deferred compensation					259
Preferred stock dividends						(138)
Other comprehensive income							1,773

Balances, December 31, 2004	158	39	118,351	29,588	506,630	(367,832)	1,020	(118)
Net loss						(25,360)
Stock options exercised			88	22	200
Stock issued for deferred compensation			16	4	226
Modification of stock option awards					254
Stock issued to directors			22	6	98
Preferred dividends declared						(2,900)
Restricted stock distributions			125	31	696
Other comprehensive income							18,726

Balances, December 31, 2005	158	39	118,602	29,651	508,104	(396,092)	19,746	(118)
Net income						69,122
Stock options granted			52	13	2,446
Stock options exercised			839	210	3,308
Stock options issued for deferred compensation			44	11	197
Stock issued for deferred compensation			83	21	(20)
Modification of stock option awards					(1,702)
Stock issued to directors			37	8	183
Preferred dividends declared						(552)
Restricted stock distributions			172	43	(20)
Treasury stock purchased								(313)
Reclassification of realized gain on securities							(15,809)
Reclassification of stock units formerly recorded as liabilities					1,289
Adjustment for adoption of SFAS No. 158							4,963

Balances, December 31, 2006	158	$39	119,829	$29,957	$513,785	$(327,522)	$8,900	$(431)

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

B. Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. In the Critical Accounting Estimates section of MD&A, we discuss what we believe to be our most critical accounting estimates: future metals prices, obligations for environmental, reclamation and closure matters, and mineral reserves. Other significant areas requiring the use of management assumptions and estimates relate to asset impairments, including long-lived assets and investments; write-down of inventory to net realizable value; post-employment, post-retirement and other employee benefit assets and liabilities; valuation of deferred tax assets; and reserves for contingencies and litigation. Legal costs are recorded when incurred. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

C. Cash and Cash Equivalents — Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value. Historically, cash and cash equivalents have been invested in certificates of deposit, U.S. government and federal agency securities, municipal securities and corporate bonds.

D. Investments and Securities Held for Sale — We determine the appropriate classification of our investments at the time of purchase and re-evaluate such determinations at each reporting date, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Short-term investments include certificates of deposit and held-to-maturity securities, based on our intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates market, and include government and corporate obligations rated A or higher. Marketable equity securities and variable rate demand notes are categorized as available for sale and carried at fair market value. Auction rate securities having a stated or contractual maturity date for the underlying security in excess of 90 days are categorized as short-term investments and carried at fair market value.

Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless a permanent impairment in value has occurred, which would then be charged to current period net income (loss).

E. Accounts and Notes Receivable — Accounts and notes receivable include both receivables due from sales, as well as value added tax receivables paid in Venezuela and Mexico and funds advanced to third-party, small mining cooperatives in Venezuela.In Venezuela and Mexico, value added taxes (“VAT”) are assessed on purchases of materials and services. We have established a reserve equal to 7% and 15% at December 31, 2006 and 2005, respectively, for the value added taxes in Venezuela to reflect estimated discounts we expect to incur. The discount reserves are comprised of provisions for historical discounts on sales of VAT receivable balances sold to brokers, potential rejections by SENIAT (the Venezuelan taxing authority), and additional amounts for contingencies. At December 31, 2006 and 2005 value-added tax receivables totaled $4.2 million and $7.7 million in Venezuela (net of reserves for anticipated discounts of $0.3 million and $1.3 million) and $0.6 million and $1.2 million in Mexico.As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in November 2006, for all periods through September 2005. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time.

As part of the custom milling business included in our La Camorra unit, we enter into contracts with small mining groups and advance funds in the form of equipment and working capital, and collect such advances from ore delivered to the sampling and crushing plant. We periodically evaluate the recoverability of these receivables and establish a reserve for uncollectibility, based on our review of each small mining group’s future profitability and its ability to repay advances. Receivables are classified as current and non-current based on historical collection patterns, and are not generally charged off against allowances as long as small mining groups are active. As of December 31, 2006 and 2005, we had receivables from these groups totaling $1.4 million and $2.0 million, net of reserves of $2.1 million and $1.1 million, respectively, for amounts we expect to recoup through the future delivery of ore.

F. Inventories — Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

Materials and supplies inventory are valued at the lower of average cost or net realizable value. Pursuant to this policy, we have recorded a provision for materials inventory impairment at our La Camorra location in Venezuela of $3.9 million at December 31, 2006 for inventory value that we do not expect to consume over current remaining known life of the operation.

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

Work in process inventory represents materials that are currently in the process of being converted to a saleable product and includes circuit inventories in our milling process. In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and stockpiles, plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished goods inventory includes doré and concentrates at our operations, doré in transit to refiners and bullion in our accounts at refineries. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

G. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. In addition, we have cash restricted in Venezuela to secure certain alleged unpaid tax liabilities, as discussed further in Note 8 of Notes to Consolidated Financial Statements.

H. Properties, Plants and Equipment — Costs are capitalized when it has been determined an orebody can be economically developed. Expenditures for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

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

Included in properties, plants and equipment on our consolidated financial statements are mineral interests, which are tangible assets that include acquired undeveloped mineral interests and royalty interests. Undeveloped mineral interests include: (i) other mineralized material which is measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and (ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure. Residual values for undeveloped mineral interests represents the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

I. Depreciation, Depletion and Amortization — Capitalized costs are depreciated or depleted using the straight-line method or unit-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 9 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually. As discussed in Critical Accounting Estimates — Mineral Reserves in MD&A, our estimates for mineral reserves are a key component in determining our units of production depreciation rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods.

Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above.

J. Impairment of Long-lived Assets — Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment, and the value associated with property interests. All assets at an operating segment are evaluated together for purposes of estimating future cash flows.

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

K. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. An independent audit of reserves at the Lucky Friday was completed during 2006. In addition, we obtained third-party audits of our reserves at the La Camorra unit during the first half of 2005, and a partial audit of reserves at Greens Creek was concluded during the fourth quarter of 2005.Reserve estimates will change as existing reserves are depleted through production and as production costs and/or metals prices change. A significant drop in metals prices may reduce reserves by making some portion of such ore uneconomic to develop and produce. Changes in reserves may also reflect that actual grades of ore processed may be different from stated reserve grades because of variation in grades in areas mined, mining dilution and other factors. Estimated reserves, particularly for properties that have not yet commenced production, may require revision based on actual production experience. It is reasonably possible that certain of our estimates of proven and probable ore reserves will change in the near term, which could result in a change to estimated future cash flows, associated carrying values of the asset and amortization rates in future reporting periods, among other things.Since 2005, proven and probable ore reserves at our La Camorra mine, one of two operating mines at our La Camorra unit in Venezuela, have continued to decrease as the mine has exhibited lower ore grades and no significant additions to reserves have been returned from drilling on the La Camorra veins. Declining proven and probable ore reserves at a lower ore grade will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces can be economically extracted from the mine as we approach the end of the known mine life in 2007.Declines in the market prices of metals, increased production or capital costs, reduction in the grade or tonnage of the deposit or an increase in the dilution of the ore or reduced recovery rates may render ore reserves uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques are sufficient to offset such effects. If our realized price for the metals we produce were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, net losses, reduced cash flow, restatements or reductions in reserves and asset write-downs in the applicable accounting periods. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the estimate of the amount of metal or the indicated level of recovery of these metals will be realized. See further discussion in Critical Accounting Estimates — Mineral Reserves in MD&A.

L. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure all plans can pay benefits to retirees as they become due. We did not contribute to our pension plans during 2006 and 2005, and do not expect to do so in 2007.In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158, among other things, required us to:
•	Recognize the funded status of our defined benefit plans in our consolidated financial statements; and
•	Recognize as a component of other comprehensive income the actuarial gains and losses and prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

We adopted SFAS No. 158 for the year ending December 31, 2006. Implementation of this pronouncement has resulted in an increase to noncurrent assets and current liabilities of approximately $4.1 million and $0.4 million, respectively, and a decrease to noncurrent liabilities of $1.3 million, with a corresponding adjustment to other comprehensive income. The adoption did not affect our results of operations.

M. Income Taxes — We provide for federal, state and foreign income taxes currently payable, as well as those deferred due to timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Federal, state and foreign tax benefits are recorded as a reduction of income taxes, when applicable. We record deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of those assets and liabilities, as well as operating loss and tax credit carryforwards, using enacted tax rates in effect in the years in which the differences are expected to reverse. For additional information, see Note 6 — Income Taxes.

N. Reclamation and Remediation Costs (Asset Retirement Obligations) — At our operating properties, we accrue costs associated with environmental remediation obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss). Accruals for closure costs, reclamation and environmental matters totaled $65.9 million at December 31, 2006, and we anticipate that the majority of these expenditures relating to these accruals will be made over the next 30 years. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of December 31, 2006, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $53.1 million. For additional information, see Critical Accounting Estimates – Obligations for Environmental, Reclamation, and Closure Matters in MD&A, as well as Note 5 and 8 of Notes to Consolidated Financial Statements.

O. Revenue Recognition — Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.Sales to smelters are recorded net of charges by the smelters for transportation, treatment, refining, smelting losses, and other charges negotiated by us with the smelters. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from our estimates. Costs charged by smelters include fixed treatment and refining costs per ton of concentrate, and also include price escalators which allow the smelters to participate in the increase of lead and zinc prices above a negotiated baseline.Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.At December 31, 2006, metals contained in concentrates and exposed to future price changes totaled 931,000 ounces of silver, 3,300 ounces of gold, 5,000 tons of zinc, and 4,200 tons of lead.Sales from our Greens Creek, Lucky Friday, and San Sebastian units include significant value from by-product metals mined along with net values of each unit’s primary metal.Sales of metals in products tolled by refiners and sold directly by us, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. We sell finished metals after refining, as well as doré produced at our locations. Third-party smelting, refinery costs, and freight expense are recorded as a reduction of revenue.Changes in the market price of metals significantly affect our revenues, profitability, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, central bank sales, custom smelter activities, the relative exchange rate of the U.S. dollar, purchases and lending, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of silver, gold, lead, and zinc, our earnings are directly related to the prices of these metals.

P. Foreign Currency — The functional currency for all of our operations, as of December 31, 2006, was the U.S. dollar. Accordingly, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates. Income and expenses in foreign currencies are translated at the average exchange rate for current period. All realized and unrealized transaction gains and losses have been included in the current period net income (loss). For the years ended December 31, 2006, 2005 and 2004, we recognized foreign exchange losses of $3.5 million, $0.7 million and $0.1 million, respectively, which have been included in Other operating expense (income) on our Consolidated Statement of Operations and Comprehensive Loss.Effective January 1, 2007, we will implement a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52 (SFAS 52). In accordance with SFAS 52, the balance sheet for our Venezuelan operations will be recalculated, as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívar to $1, the current fixed, official exchange rate. We will use the official exchange rate pursuant to guidance from the AICPA’s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously translated at historical exchange rates, will be significantly reduced. The offsetting translation adjustment will be recorded to equity as a component of other comprehensive income. See Note 18 — Subsequent Events of Notes to Consolidated Financial Statements for further discussion.

The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 2,150 bolívar to $1.00. However, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates. Due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions, we recognized foreign exchange gains of approximately $6.6 million and $12.4 million in 2005 and 2004, respectively, which partially offset costs recorded for capital expenditures, costs of goods sold and exploration activities. For additional information, see La Camorra Segment – Currency and Related Risks in MD&A.

Q. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of hedging exposure to metals prices. We do not hold or issue derivative financial instruments for speculative trading purposes and did not have any risk management contracts outstanding at December 31, 2006.

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

R. Stock Based Compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we have chosen to use the modified prospective transition method and our consolidated financial statements as of and for the year ended December 31, 2006, to reflect its impact. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.In accordance with SFAS No. 123(R), the fair value of the options granted during 2006 were estimated on the date of grant using the Black-Scholes option-pricing model, utilizing the same methodologies and assumptions as we have historically used under APB No. 25, as discussed below. As of December 31, 2006, the majority of options outstanding were fully vested, and we recognized stock-based compensation expense under SFAS No. 123(R) of approximately $2.5 million during 2006, which was recorded to general and administrative expenses and cost of sales and other direct production costs. Over the next twelve months, we expect to recognize an additional $0.4 million in compensation expense for unvested awards as required by SFAS No. 123(R).

Prior to our adoption of SFAS No. 123(R), we measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by APB No. 25 “Accounting for Stock Issued to Employees.” Had compensation expense for our stock-based plans been determined based on market value at grant dates consistent with the provisions of SFAS No. 123(R), our losses and per share losses applicable to common shareholders for 2005 and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	2005	2004

Loss applicable to common shareholders:
As reported	$(25,912)	$(17,736)

Stock-based employee compensation expense included in reported loss	1,268	583
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,357)	(3,344)

Pro forma loss applicable to common shareholders	$(28,001)	$(20,497)

Loss applicable to common shareholders per share:
As reported	$(0.22)	$(0.15)
Pro forma	$(0.24)	$(0.17)

For additional information on our employee stock option and unit compensation, see Notes 9 and 10 of Notes to Consolidated Financial Statements.

S. Pre-Development Expense — Costs incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, are expensed due to the lack of proven and probable reserves, which would indicate future recovery of these expenses.

T. Basic and Diluted Income (Loss) Per Common Share — We calculate basic earnings per share on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method.Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. See Note 14 of Notes to Consolidated Financial Statements for additional information.

U. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the overfunded or underfunded status of our defined benefit pension plans pursuant to SFAS No. 158, the effective portion of changes in fair value of derivative instruments and cumulative unrecognized changes in the fair value of available for sale investments, net of tax, if applicable.

V. New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements and at this time we do not anticipate a material effect.In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:
•	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

•	Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;
•	Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
•	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
•	Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial statements.In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which will become effective for us beginning January 2007. FIN No. 48 clarifies the accounting for uncertainly in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations, financial condition and disclosures.

Note 2:  Short-term Investments and Securities Held for Sale, Investments, and Restricted Cash

Short-term Investments and Securities Held for Sale

Investments consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Auction rate securities	$20,350	$—
Variable rate demand notes	5,105	—
Marketable equity securities (cost 2006 - $0 and cost 2005 - $21,001)	—	40,862

	$25,455	$40,862

In January 2006, we sold our equity shares of Alamos Gold Inc., generating a $36.4 million pre-tax gain and netting $57.4 million of cash proceeds. In late 2004 and early 2005, we acquired our interest in Alamos for approximately $21.0 million, which is recorded at fair market value on our consolidated balance sheet at December 31, 2005, under Short-Term Investments. The unrealized gain on these securities at December 31, 2005, was $18.0 million and was included as a component of shareholders equity under Accumulated Other Comprehensive Income. Upon the sale of the shares in January 2006, a reclassification of the gain from unrealized to realized was made.

Non-current Investments

At December 31, 2006 and 2005, the fair value of our non-current investments was $6.2 million and $2.2 million, respectively. The cost of these investments was approximately $1.3 million and $0.9 million, respectively, and consists primarily of available for sale equity securities. In February 2005, we sold certain undeveloped mining royalty interests to International Royalty Corporation, an unrelated company. As a result of this sale, we received as payment approximately $0.6 million in the form of International Royalty Corporation common stock, which is included in our non-current investments. In January 2006, we sold certain mining royalty interests to an unrelated company in exchange for shares of their common stock valued at $0.3 million, which is included in our non-current investments.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $21.3 million at December 31, 2006, and $20.3 million at December 31, 2005.

The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account established by the joint venture was $28.6 million at December 31, 2006, of which our 29.73% portion was $8.5 million, and $27.3 million at December 31, 2005, of which our 29.73% portion was $8.1 million.

We have cash restricted in Venezuela to secure certain alleged unpaid tax liabilities, as discussed further in Note 8 of Notes to Consolidated Financial Statements, with the balance of these funds at December 31, 2006 and December 31, 2005, of $5.4 million and $4.8 million, respectively.

Note 3:  Inventories

Inventories consist of the following (in thousands):

	December 31,

	2006	2005

Concentrates, doré, bullion, metals in transit and in-process inventories	$10,009	$10,964
Materials and supplies	12,296	14,502

	$22,305	$25,466

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the previous owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition and have fully utilized.

During 2006, we identified a local market with the ability to purchase the required 15% of our production. Through this market, we have sold the required 15% of our 2006 production, along with the 8,900 ounces of gold held in product inventory at December 31, 2005.

We have recorded a provision for materials inventory impairment at our La Camorra location in Venezuela of $3.9 million for inventory value that we do not expect to consume over current remaining known life of the operation.

Note 4:  Properties, Plants, Equipment and Mineral Interests, Royalty Obligations and Lease Commitments

Properties, Plants and Equipment and Mineral Interests

Our major components of properties, plants, equipment and mineral interests are (in thousands):

	December 31,

	2006	2005

Mining properties, including asset retirement obligations	$14,405	$13,918
Development costs	186,090	149,815
Plants and equipment	190,122	174,016
Land	857	857
Mineral interests	6,722	6,722
Construction in progress	7,734	34,597

	405,930	379,925
Less accumulated depreciation, depletion and amortization	279,944	241,993

Net carrying value	$125,986	$137,932

During 2006, we incurred capital expenditures of approximately $27.9 million that included the following projects:

•	Development of the 5900 level expansion at Lucky Friday, where full production levels were reached during the fourth quarter of 2006;
•	Additions to the Lucky Friday mill, including a three-stage crushing system, increased flotation capacity and a new flash cell, new column cells and concentrate thickeners;
•	Preliminary work for a new tailings pond at Lucky Friday;
•	Development of Mina Isidora in Venezuela, where we reached full production levels in the third quarter of 2006;
•	Installation of hydroelectric power infrastructure at the Greens Creek mine, which was completed in the third quarter of 2006.

We estimate that we will spend an additional $13.2 million for the completion of projects included in construction in progress at December 31, 2006, including $4.0 million and $3.1 million, respectively, for mill upgrades and construction of a new tailings pond at the Lucky Friday, $3.6 million for tailings pond construction and $0.6 million for various equipment at Greens Creek, and $1.9 million for various equipment and infrastructure at Mina Isidora.

Royalties

Production from the San Sebastian unit is subject to a 2.5% net smelter return royalty that escalates to 3% after the first 500,000 troy ounces of gold equivalent shipped. Royalties are paid to Monarch Resources Investments Limited (“Monarch”) and La Cuesta International (“La Cuesta”), and originate from our acquisition of the concessions from Monarch and pre-existing prospecting agreements between Monarch and La Cuesta. Total royalties paid during the years ended December 31, 2006, 2005 and 2004 were $0.1 million, $0.5 million and $0.6 million, respectively. Mining activities ceased at the San Sebastian unit during the fourth quarter of 2005, as we reached the end of the known mine life. 2006 sales at the San Sebastian unit represent final settlements on prior period doré shipments and revenue received from silver and gold contained in residual material collected from the Velardeña mill after operations ceased.

The La Camorra mine purchase agreement includes a provision to pay a NSR royalty to Monarch on production exceeding a cumulative total of 600,000 ounces of gold from the properties acquired in Venezuela from them in 1999. The royalty is based on a sliding scale dependent on the price of gold. When the gold price is below $300.00 per troy ounce there is no royalty, when the price is between $300.00 and $399.99 per troy ounce the royalty is 1%, when the price is between $400.00 and $499.99 per troy ounce the royalty is 2% and when the price is $500.00 and above the royalty is 3%. The 600,000 ounce production milestone was reached in the second quarter of 2004, and gold production since that time has been subject to the provisions of the royalty agreement. As a result, approximately $1.1 million, $0.7 million and $0.5 million in royalty expense was incurred in 2006, 2005 and 2004, respectively. However, the payment of these royalties have been offset by our costs incurred related to on-going tax litigation, as discussed in Note 8 of Notes to Consolidated Financial Statements.

We are also subject to a royalty obligation on the Block B property in Venezuela. Under the agreement, we are required to pay CVG-Minerven, a government-owned gold mining company, a royalty of 2% to 3%, depending on the gold price, on production levels from the concessions. Royalties of $1.8 million and $0.3 million were paid as a result of production in 2006 and 2005, respectively. Prior to inception of production, we made lease payments to CVG of $30,000 in 2004.

Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2006, 2005 and 2004, we incurred expenses of $1.8 million, $1.2 million and $0.6 million, respectively, for these leases. Future obligations under our non-cancelable leases are as follows (in thousands):

Year ending December 31,

2007	$1,738
2008	1,124
2009	1,116
2010	628
2011	628
Thereafter	130

Total	$5,364

Note 5:  Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2006 and 2005, were as follows (in thousands):

	2006	2005

Operating properties:
Greens Creek	$5,070	$4,962
La Camorra	3,243	2,625
San Sebastian	1,035	1,080
Lucky Friday	572	545
Nonoperating properties:
Hollister	640	640
Grouse Creek	24,646	28,153
Coeur d’Alene Basin	23,600	23,600
Bunker Hill	1,723	2,359
Republic	2,600	2,600
All other sites	2,775	2,678

Total	65,904	69,242
Reclamation and closure costs, current	(7,365)	(6,328)

Reclamation and closure costs, long-term	$58,539	$62,914

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2006, 2005 and 2004, was as follows (in thousands):

Balance at January 1, 2004	$70,048
Accruals for estimated costs	10,086
Revision of estimated cash flows due to changes in reclamation plans	569
Payment of reclamation obligations	(6,290)

Balance at December 31, 2004	74,413
Accruals for estimated costs	923
Revision of estimated cash flows due to changes in reclamation plans	791
Payment of reclamation obligations	(6,885)

Balance at December 31, 2005	69,242
Accruals for estimated costs	643
Revision of estimated cash flows due to changes in reclamation plans	528
Payment of reclamation obligations	(4,509)

Balance at December 31, 2006	$65,904

Below is a reconciliation as of December 31, 2006 and 2005 (in thousands), of our asset retirement obligations, which are included in our total accrued reclamation and closure costs of $65.9 million and $69.2 million, respectively, reflected above. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 7% from the time we expect to pay the retirement obligation to the time we incurred the obligation, along with assumed annual inflation of 5.3%.

	2006	2005

Balance January 1	$9,212	$7,862
Changes in obligations due to changes in reclamation plans	528	1,113
Accretion expense	326	426
Payment of reclamation obligations	(145)	(189)

Balance at December 31	$9,921	$9,212

For additional information as it pertains to the recorded asset retirement obligation at the Greens Creek unit, see Note 16 of Notes to Consolidated Financial Statements.

Note 6:  Income Taxes

Major components of our income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004, relating to continuing operations are as follows (in thousands):

	2006	2005	2004

Current:
Federal	$1,582	$46	$117
State	119	26	4
Foreign	2,820	588	347

Total current income tax provision	4,521	660	468

Deferred:
Federal	(11,594)	—	—
Foreign	(228)	—	2,323

Total deferred income tax (benefit) provision	(11,822)	—	2,323

Total income tax (benefit) provision	$(7,301)	$660	$2,791

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands):

	2006	2005	2004

Domestic	$65,865	$1,675	$(9,144)
Foreign	(4,044)	(26,375)	5,801

Total	$61,821	$(24,700)	$(3,343)

The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2006		2005		2004

Computed “statutory” (benefit) provision	$21,637	35%	$(8,398)	(34)%	$(1,137)	(34)%
Percentage depletion	(9,126)	(15)	—	—	—	—
Net increase (utilization) of U.S. and foreign tax loss carryforwards	(23,159)	(37)	—	—	2,323	69
Change in valuation allowance other than utilization	(1,219)	(2)	—	—	—	—
Effect of U.S. AMT, state, foreign taxes and other	4,566	7	9,058	37	1,605	48

	$(7,301)	(12)%	$660	3%	$2,791	83%

As of December 31, 2006, a valuation allowance was recorded on deferred tax assets of $133 million. At December 31, 2005, we had a deferred tax asset of $160 million. The 2005 net deferred tax asset had a full valuation allowance.

Pursuant to guidelines contained in SFAS No. 109, Accounting for Income Taxes, we evaluated the positive and negative evidence available to determine whether a valuation allowance is required on our net deferred tax assets for the period ended December 31, 2006. Positive evidence included:

•	Recent increases in metals prices, particularly in 2006;
•	Analysts’ and other economic reports that indicated continuing strength in the precious and base metals markets;
•	Taxable income from U.S. operations in 2006;
•	Cumulative U.S. taxable income over the last three years; and
•	Our ability to reasonably forecast production levels and operating costs, and to sell 100% of our production.

The positive evidence cited above outweighed available negative evidence, which included:

•	Relatively low historical metals prices through 2004; and
•	Our previous history of tax losses.

As a result, we recognized a tax benefit of $11.8 million in the fourth quarter of 2006, with an offsetting increase to our deferred tax assets. This amount represents our estimation of net deferred tax asset to be used over the next twelve months, reflecting our recent return to profitability over the last twelve months. The deferred tax asset will be amortized against taxable income in the U.S. in future periods. The Company will review available evidence in future periods to determine whether more or less of its deferred tax asset should be realized. Adjustment to the valuation allowance will be made in the period for which the determination is made.

The components of the net deferred tax asset were as follows (in thousands):

	December 31,

	2006	2005

Deferred tax assets:
Accrued reclamation costs	$25,440	$25,078
Deferred exploration	14,273	3,397
Investment valuation differences	832	712
Postretirement benefits other than pensions	2,537	2,002
Deferred compensation	1,912	966
Foreign net operating losses	9,061	14,492
Federal net operating losses	89,223	105,769
State net operating losses	8,487	12,718
Tax credit carryforwards	2,513	7,380
Miscellaneous	5,874	2,570

Total deferred tax assets	160,152	175,084
Valuation allowance	(133,363)	(160,396)

Total deferred tax assets	26,789	14,688

Deferred tax liabilities:
Unrealized gain on marketable securities	(1,993)	(7,887)
Pension costs	(9,130)	(5,426)
Properties, plants and equipment	(3,844)	(1,102)
Inventory	—	(273)

Total deferred tax liabilities	(14,967)	(14,688)

Net deferred tax asset	$11,822	$—

The Company plans to permanently reinvest earnings from foreign subsidiaries. For the years 2006, 2005 and 2004 the Company had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2006, 2005 and 2004, are as follows (in thousands):

	2006	2005	2004

Balance at beginning of year	$(160,396)	$(155,968)	$(156,463)
Increase related to nonutilization of net operating loss carryforwards and nonrecognition of deferred tax assets due to uncertainty of recovery	(19,569)	(17,774)	(5,768)
Decrease (increase ) related to net recognition of deferred tax assets	11,822	—	(2,323)
Decrease related to recognition of deferred tax liability on unrealized gain	—	7,887	—
Decrease related to utilization and expiration of net operating loss carryforwards	34,780	5,459	8,586

Balance at end of year	$(133,363)	$(160,396)	$(155,968)

As of December 31, 2006, for U.S. income tax purposes, we have net operating loss carryforwards of $255 million and $196 million for regular and alternative minimum tax purposes, respectively. These operating loss carryforwards expire over the next 15 to 20 years, the majority of which expire between 2008 and 2023. In addition, we have foreign tax operating loss carryforwards of approximately $30 million, which expire between 2007 and 2016. Our U.S. tax loss carryforwards may also be limited upon a change in control. We have approximately $3 million in alternative minimum tax credit carryforwards eligible to reduce future regular U.S. tax liabilities.

Note 7:  Long-term Debt and Credit Agreement

In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In September 2006, we amended and extended the agreement one year. Amounts borrowed under the credit agreement are available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At December 31, 2006, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants. At December 31, 2005, we had a balance of $3.0 million, which was repaid in February 2006.

Note 8:  Commitments and Contingencies

Bunker Hill Superfund Site

In 1994, we, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), entered into a Consent Decree with the Environmental Protection Agency (“EPA”) and the State of Idaho concerning environmental remediation obligations at the Bunker Hill Superfund site, a 21-square-mile site located near Kellogg, Idaho (the “Bunker Hill site”). The 1994 Consent Decree (the “Bunker Hill Decree” or “Decree”) settled our response-cost responsibility under CERCLA at the Bunker Hill site. Parties to the Decree included us, Sunshine Mining and Refining Company (“Sunshine”) and ASARCO Incorporated (“ASARCO”). Sunshine subsequently filed bankruptcy and settled all of its obligations under the Bunker Hill Decree.

In response to a request by us and ASARCO, the Federal District Court having jurisdiction over the Bunker Hill Decree issued an order in September 2001 that the Decree should be modified in light of a significant change in factual circumstances not reasonably anticipated by the mining companies at the time they signed the Decree. In its Order, the Court reserved the final ruling on the appropriate modification to the Bunker Hill Decree until after the issuance by the EPA of a Record of Decision (“ROD”) on the Coeur d’Alene River Basin (“Basin”) Remedial Investigation/Feasibility Study. The EPA issued the ROD in September 2002, proposing a $359.0 million Basin-wide clean-up plan to be implemented over 30 years. The ROD also establishes a review process at the end of the 30-year period to determine if further remediation would be appropriate. Based on the 2001 Order issued by the Court, in April 2003, we and ASARCO requested that the Court release both parties from future work under the Bunker Hill Decree.

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

Shortly after the Ninth Circuit Court of Appeals ruling in December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to

March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September notice said that it was not a formal demand and invited us to discuss or comment on the matter. We will assess the materials sent to us and will discuss the matter with the EPA. If we are unable to reach a satisfactory resolution, we anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to increase our expenditures and/or accrual relating to the Bunker Hill site.

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

The accrued liability balance at December 31, 2006 relating to the Bunker Hill site was $1.6 million, which is anticipated to be spent over the next two through thirty years. The liability balance represents our portion of the remaining remediation activities associated with the site, as well as our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree. We have not included any amount in the accrual for government claims for past costs because, in accordance with GAAP, we are currently unable to estimate our liability for these claims. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $4.9 million, the amount we currently estimate to complete the total remaining obligation under the Decree. In addition, we may be liable for past costs allegedly incurred by the government at the Bunker Hill site, as discussed above. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

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

During 2000 and 2001, we were involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, we expect to participate in similar settlement negotiations in the future.

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

The Court found that while certain Basin natural resources had been injured, “there has been an exaggerated overstatement” by the plaintiffs of Basin environmental conditions and the mining impact. The Court significantly limited the scope of the trustee plaintiffs’ resource trusteeship and will require proof in Phase II of the litigation of the trustees’ percentage of trusteeship in co-managed resources. The United States and the Tribe are re-evaluating their claims for natural resource damages for Phase II; such claims may be in the range of $2.0 billion to $3.4 billion. We believe we have limited liability for natural resource damages because of the actions of the Court described above. Because of a number of factors relating to the quality and uncertainty of the United States’ and Tribe’s natural resources damage claims, we are currently unable to estimate what, if any, liability or range of liability we may have for these claims.

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

Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million (including the potential range of liability of $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at December 31, 2006, was $23.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. We have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of December 31, 2006, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

In December 2006, Independence filed a lawsuit in the United States District Court for the District of Idaho seeking monetary damages and injunctive relief. Independence alleges that the April 2006 decision by the Idaho Supreme Court violated their civil rights and their constitutional right to due process, and also alleges that Hecla engaged in mail fraud and securities fraud during the term of the lease. In addition, in January 2007, Independence filed an action in Idaho State District Court for Shoshone County seeking rescission of the lease based upon the theory of mutual mistake. We believe that the existing decisions of the Idaho State District Court and Idaho Supreme Court in favor of Hecla are correct and controlling in these cases, and we believe that we have complied fully with the terms of the Lease. Hecla has moved to dismiss both lawsuits by Independence. We believe that we will prevail in both cases and will be able to continue to operate under the lease.

Nevada Litigation – Hollister Development Project

We and our wholly owned subsidiary, Hecla Ventures Corporation, filed a lawsuit in Elko County, Nevada, in April 2005 against our co-participants, Great Basin Gold Ltd. and Rodeo Creek Gold Inc., to resolve contractual disagreements involving our Earn-in Agreement entered into in August 2002 for the Hollister Development Project located in northern Nevada. In March 2006, the parties agreed to modify the Earn-in Agreement to reflect changing conditions at the project, revise certain deadlines and dismiss all litigation. In February 2007, Hecla Limited agreed to sell Hecla Ventures Corporation to Rodeo Creek Gold Inc. The terms of the stock purchase agreement provide that, upon closing, the parties, including Great Basin Gold Ltd., will enter into a mutual release of liabilities.

Creede, Colorado, Litigation

In February 2007, Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against us, Homestake Mining Company of California, Chevron USA Inc. (successor in interest to Chevron Resources Company) (collectively the “defendants”). The suit alleges violations of the Resource Conservation and Recovery Act (“RCRA”) by each of the defendants. The suit also alleges violations of the Clean Water Act (“CWA”) by us and Homestake Mining Company of California. The suit alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment, including the plaintiff’s property, in violation of the RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We intend to vigorously defend this lawsuit.

Venezuela Litigation

Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”) is involved in litigation in Venezuela with SENIAT, the Venezuelan tax authority, concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra mine from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch has assumed defense of and responsibility for the pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolívar City, state of Bolívar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has retained the $4.3 million until such tax liabilities are settled.

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

La Camorra Shaft Construction Arbitration

During 2005, we disputed certain costs pertaining to the construction of the production shaft at the La Camorra mine. Pursuant to the construction agreement, we submitted the matter to arbitration. The contractor claimed $7.0 million of construction costs owed, and we claimed approximately $2.9 million in damages against the contractor for various claims and back charges. In 2006 the parties participated in non-binding mediation but were unable satisfactorily to resolve the matter. In January 2007, the parties met and resolved the matter resulting in a dismissal of the arbitration and all claims by each party against the other. Although the terms of the settlement are confidential, it resulted in our accruing the further amount of $2.8 million for the project.

Mexico Litigation

In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., currently is involved in two cases within the State of Durango, Mexico, concerning the Velardeña mill. The Velardeña mill processed ore from our now closed San Sebastian mine, and the mill currently is in a shutdown status. In the first case we are interveners in a commercial action by a creditor to the prior owner of the mill. In that litigation, the creditor to the prior mill owner seeks to demonstrate that he has an ownership interest in the mill arising out of an allegedly unpaid prior debt. We are contesting this action, and deny the fact that plaintiff has an ownership interest in the mill. We take this position for a number of reasons, including the fact that the mill was sold to us prior to plaintiff’s obtaining his alleged ownership interest. In the second litigation, a civil action involving Minera Hecla that is in a different court within the State of Durango, the same creditor as in the first case claims that his ownership of the Velardeña mill relates back to the time he allegedly performed the work on which the debt was based, rather than the time that he filed his lien relating to the debt, which was after the mill was sold to us. We are contesting the position of this creditor.

We have a judicially determined valid bill of sale for the Verardeña mill; we believe that the claims of the creditor and his successors noted above are without merit, and that Minera Hecla is the sole owner of the Velardeña mill. We intend to zealously defend our ownership interest. Although there can be no assurance as to the outcome of these proceedings, we believe that an adverse ruling will not have a material adverse effect on our financial condition.

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

Note 9:  Employee Benefit Plans

Pensions and Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2006, and a statement of the funded status as of December 31, 2006 and 2005 (in thousands):

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$58,464	$55,453	$1,340	$1,323
Service cost	814	706	7	7
Interest cost	3,274	3,213	74	77
Amendments	886	—	—	—
Actuarial (gain) loss	(1,238)	2,614	(379)	(50)
Benefits paid	(3,635)	(3,522)	(33)	(17)

Benefit obligation at end of year	58,565	58,464	1,009	1,340

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	73,899	71,656	—	—
Actual return on plan assets	6,448	5,418	—	—
Employer and employee contributions	332	347	33	17
Benefits paid	(3,635)	(3,522)	(33)	(17)

Fair value of plan assets at end of year	77,044	73,899	—	—

Funded status at end of year	$18,479	$15,435	$(1,009)	$(1,340)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2006 and 2005 (in thousands):

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Other noncurrent assets:
Prepaid benefit costs	$22,508	$15,960	$—	$—
Current liabilities:
Accrued benefit liability	(320)	—	(103)	—
Other noncurrent liabilities:
Accrued benefit liability	(3,709)	(4,224)	(906)	(1,784)
Intangible asset	—	734	—	—
Accumulated other comprehensive income	3,071	1,398	881	—

Net amount recognized	$21,550	$13,868	$(128)	$(1,784)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Discount rate	5.75%	6.00%	5.75%	6.00%
Expected rate of return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

The above assumptions were calculated based on information as of September 30, 2006 and 2005, the measurement dates for the plans. The discount rate is generally based on the rates of return available as of the measurement date from high-quality fixed income investments, which in past years we have used Moody’s AA bond index as a guide to setting the discount rate. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% represents approximately 54.9% of our past five-year’s average annual return rate of 14.58%.

Net periodic pension cost (income) for the plans consisted of the following in 2006, 2005 and 2004 (in thousands):

	Pension Benefits			Other Benefits

	2006	2005	2004	2006	2005	2004

Service cost	$814	$706	$578	$6	$6	$6
Interest cost	3,274	3,213	3,186	75	77	90
Expected return on plan assets	(5,771)	(5,595)	(5,180)	—	—	—
Amortization of transition asset	—	5	5	—	—	—
Amortization of prior service cost	426	389	389	(3)	75	76
Amortization of net gain (loss) from earlier periods	36	(78)	86	61	(20)	(8)

Net periodic pension cost (income)	$(1,221)	$(1,360)	$(936)	$139	$138	$164

The weighted-average allocations of investments at September 30, 2006 and 2005, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday

	2006	2005	2006	2005

Interest-bearing cash	1%	1%	2%	1%
Equity securities	37%	41%	37%	40%
Debt securities	36%	35%	35%	34%
Real estate	11%	10%	11%	11%
Absolute return	11%	10%	11%	11%
Precious metals and other natural resources	4%	3%	4%	3%

Total	100%	100%	100%	100%

Precious metals and other natural resources include our common stock in the amounts of $2.9 million and $2.2 million at September 30, 2006 and 2005, the measurement dates of the plan, respectively. These investments represent approximately 3.7% and 2.9% of the total combined assets of these plans at September 30, 2006 and 2005, respectively.

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

The future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Hecla Plan	Lucky Friday Plan

2007	$2,664	$798
2008	2,652	829
2009	2,656	869
2010	2,652	916
2011	2,651	929
Years 2012-2016	14,149	4,479

We do not expect to contribute to the pension plans during the next year.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4.0 million, $4.0 million and zero, respectively, as of December 31, 2006, and $4.3 million, $4.2 million and zero, respectively, as of December 31, 2005.

At December 31, 2006, the Company adopted the provisions of Financial Accounting Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). As a result of the adoption of SFAS No. 158, the following table displays the Incremental Effect of Applying SFAS No. 158 on individual line items in the Statement of Financial Position as of December 31, 2006 (in thousands):

	Before Application of SFAS 158	SFAS 158 Adjustments	After Application of SFAS 158

Other noncurrent assets	$23,098	$4,125	$27,223
Total assets	342,144	4,125	346,269
Accounts payable and accrued liabilities	23,815	423	24,238
Current liabilities	51,894	423	52,317
Other noncurrent liabilities	11,945	(1,260)	10,685
Total liabilities	122,378	(837)	121,541
Accumulated other comprehensive income	3,938	4,962	8,900
Total stockholders’ equity	219,766	4,962	224,728

For the pension plans and other benefit plans, the following amounts are included in accumulated other comprehensive income on the company’s balance sheet as of December 31, 2006, that have not yet been recognized as components of net periodic benefit cost (in thousands):

	Pension Benefits	Other Benefits

Net actuarial gain	$(6,114)	$747
Prior-service cost	3,043	(134)

For the pension plans and other benefit plans, the following amounts are estimated to be recognized as components of net periodic benefit cost during 2007 (in thousands):

	Pension Benefits	Other Benefits

Net actuarial (gain) loss	$(25)	$(59)
Prior-service cost	461	3

During 2007, the company doesn’t expect to have any of the plans’ assets returned.

Deferred Compensation Plans

We maintain a deferred compensation plan that was approved by our shareholders, which allows eligible officers and key employees to defer a portion or all of their compensation. A total of 6.0 million shares of common stock are authorized under this plan. Deferred amounts may be allocated to either an investment account or a stock account. The investment account is similar to a cash account and bears interest at the prime rate. In the stock account, quarterly deferred amounts and a 10% matching amount are converted into stock units equal to the average closing price of our common stock over a quarterly period. At the end of each quarterly period, participants are eligible to elect to convert a portion of their investment account into the stock account with no matching contribution.

During 2006, 2005 and 2004, participants accumulated 3,162, 4,147 and 7,130 common stock units, respectively, into their stock accounts. In 2006 and 2005, 4,128 and 4,557 common stock units were distributed to participants in the form of common shares, with no units distributed in 2004. During 2006, 2005 and 2004, participants purchased approximately 40,137, 472,614 and 394,485 discounted stock options, respectively, under the plan. During 2006, 2005 and 2004, 207,655, 11,055 and 16,728, respectively, of those options were exercised. During 2006, no discounted stock options reverted back to the plan upon employee termination.

In the fourth quarter of 2006, we modified 837,261 discounted stock options previously purchased by participants in our deferred compensation plan pursuant to changes in the Internal Revenue Service requirements relating to employee deferred compensation arrangements. As a result, the options were converted to stock equivalent units that will be settled in the employees’ investment accounts. Modification of the options resulted in a charge to compensation expense totaling $1.3 million, a charge to additional paid in capital for expense previously recognized totaling $1.7 million, and a liability of $3.0 million for the fair value of stock equivalent units then outstanding. The stock units were valued using the Black-Scholes model.

Effective during the fourth quarter of 2006, discounted stock options may no longer be purchased within the deferred compensation plan. Of the 207,655 options exercised in 2006 as noted above, 160,503 were exercised as stock equivalent units after modification of the options. The difference between the exercise price and our stock price on the day of exercise was credited to the participants’ investment accounts, and no stock was issued. The 676,758 stock equivalent units remaining will retain their original lives.

During 2006, the Board of Directors approved the grant of 155,600 restricted common stock units, none of which reverted back to the plan due to employee termination. A total of 115,600 of the stock units will vest in May 2007, and will be distributable based upon predetermined dates as elected by the participants. The remaining stock units will vest in 2007 and 2008.

During 2005, the Board of Directors approved the grant of 173,000 restricted common stock units, 29,000 of which reverted back to the plan as the units were not vested upon employee termination. The stock units were vested in May 2006, and were distributable based upon predetermined dates as elected by the participants.

As of December 31, 2006 and 2005, the deferred compensation plan, together with matching amounts and accumulated interest, amounted to approximately $3.6 million and $0.8 million, respectively. The $3.6 million at December 31, 2006 includes a fair value of $2.9 million assigned to the stock equivalent units described above, as calculated by the Black-Scholes model.

Capital Accumulation Plans

We have an employees’ Capital Accumulation Plan, which is available to all U.S. salaried and certain hourly employees after completion of two months of service. Employees may contribute from 2% to 15% of their annual compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our matching contribution was approximately $0.1 million each in 2006, 2005 and 2004. In February 2007, our Board of Directors authorized an additional profit-sharing contribution of $0.4 million to the participants of the plan.

We also maintain an employee’s 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. Our contribution was approximately $79,000 in 2006, $35,000 in 2005 and $29,000 in 2004.

Note 10:  Shareholders’ Equity

Common Stock

We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 119,771,374 shares of common stock were outstanding as of December 31, 2006. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”. In May 2006, shareholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000.

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

As of December 31, 2006, there were 157,816 shares of Series B Cumulative Convertible Preferred Stock outstanding. All of the shares of our Series B Preferred Stock are listed on the New York Stock Exchange under the symbol “HLPRB.” During the year ended December 31, 2004, we entered into various agreements to acquire Series B Preferred Stock in exchange for newly issued shares of common stock, exchanging 306,961 shares of preferred stock for 2,436,098 shares of common stock. Upon exchange, we recognized a non-cash dividend of $10.9 million.

The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B Preferred Stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus.

Ranking

The Series B Preferred Stock ranks senior to our common stock and any shares of Series A Preferred Shares with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

While any shares of Series B preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B preferred stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66% of the outstanding shares of Series B preferred stock and any other series of preferred stock ranking on a parity with the Series B preferred stock as to dividends and upon liquidation, dissolution or winding up (a “Parity Stock”), voting as a single class without regard to series.

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

Since the fourth quarter of 2004, we have declared and continue to pay our regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares. In December 2006, we paid the regularly scheduled dividend on outstanding preferred stock for the fourth quarter of 2006, and have also declared dividends for the first quarter of 2007, payable April 1, 2007.

Redemption

The Series B Preferred Stock is redeemable at our option, in whole or in part, at $50 per share, plus, in each case, all dividends undeclared and unpaid on the Series B Preferred Stock up to the date fixed for redemption, upon giving notice as provided below.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2006 and 2005, our preferred stock had a liquidation preference of $7.9 million.

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

Stock Award Plans

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we have chosen to use the modified prospective transition method and our consolidated financial statements as of and for the year ended December 31, 2006 reflect its impact. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased, or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.

In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized for the year ended December 31, 2006 was approximately $2.5 million, or $0.02 per basic and diluted share, of which $1.5 million, or $0.01 per basic and diluted share, was recognized as a result of the adoption of SFAS No. 123(R). All charges were to expense under the same financial statement classification as cash compensation paid to the same employees. We recognized no tax benefit; because of our net operating loss carry-forwards, we are not in a taxable position except with regard to alternative minimum taxes. Over the next twelve months, we expect to recognize approximately $0.4 million in additional compensation expense as the remaining options and units vest as required by SFAS No. 123(R).

Prior to our adoption of SFAS No. 123(R), we measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by APB No. 25 “Accounting for Stock Issued to Employees.” In addition, we disclosed compensation expense for our stock-based plans based on the fair value at grant dates consistent with the provisions of SFAS No. 123. See Note 1 of Notes to Consolidated Financial Statements for a presentation of the pro forma loss and per share loss applicable to common shareholders, for the years ended December 31, 2004 and 2005, under the requirements of SFAS No. 123.

During the years ended December 31, 2005 and 2004, we recognized charges totaling $41,000 and $0.4 million, respectively, for variable plan accounting and accruals under our employee stock option plans, which are no longer required under the provisions of SFAS No. 123(R).

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

Deferred Compensation Plan

We maintain a deferred compensation plan that allows eligible officers and key employees to defer a portion or all of their compensation. Deferred amounts may be allocated to either an investment account, which is similar to cash, or to a stock account. Until the fourth quarter of 2006, amounts in participants’ investment accounts could be used to purchase discounted stock options, however, most options were modified to cash-settled stock equivalent units in the fourth quarter, and investment account balances may no longer be applied to the purchase of discounted stock options. However, funds may still be applied to the purchase of stock units. For further information see Note 9 of Notes to Consolidated Financial Statements.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. On May 6,

2005, our shareholders approved an amendment to the Directors’ Stock Plan. As a result of this amendment, each nonemployee director is to be credited on May 30 of each year that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered.

A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2006, 2005 and 2004, respectively, 36,949, 22,494, and 13,650 shares were credited to the nonemployee directors. During 2006, 2005 and 2004, $191,000, $103,000, and $88,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2006, there were 784,503 shares available for grant in the future under the plan.

Status of Stock Options

The fair value of the options granted during the years ended December 31, 2006, 2005, and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:.

	2006	2005	2004

Weighted average fair value of options granted	$2.35	$1.46	$2.49
Expected stock price volatility	51.42%	54.30%	70.86%
Risk-free interest rate	4.92%	3.62%	2.59%
Expected life of options	2.6 years	2.8 years	2.8 years

We estimate forfeiture and expected volatility using historical information over the expected life of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules. We have not paid dividends on common shares in several years and do not anticipate paying them in the foreseeable future, therefore, no assumption of dividend payment is made in the model. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility.

During 2006, 2005 and 2004, respectively, options to acquire 721,638, 1,276,431 and 1,146,485 shares were granted to our officers and key employees. Of the options granted in 2006, 621,500 were granted without vesting requirements and 40,137 were modified to stock equivalent units to be settled in cash (see discussion below). The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 before applicable income taxes was $4.2 million, based on our closing stock price of $7.66 per common share at December 29, 2006. The majority of options outstanding were fully vested at December 31, 2006. The 60,000 unvested options at December 31, 2006 will vest in 2007 and 2008 if the participants’ requisite service periods are met. The 2005 options were granted without vesting requirements, and 702,000 of the 1,146,485 options granted in 2004 did not include vesting requirements.

During 2006, 2005 and 2004, respectively, 808,703, 221,500, and 1,500 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. At December 31, 2006, 2005 and 2004, respectively, there were 4,603,243, 4,476,040 and 5,071,360 shares available for future grant under the 1995 plan.

In the fourth quarter of 2006, we modified 837,261 discounted stock options purchased by 11 participants in our deferred compensation plan pursuant to changes in the Internal Revenue Service requirements relating to employee deferred compensation arrangements. As a result, the 837,261 options were converted to stock equivalent units that will be settled in the employees’ investment accounts and, accordingly, are now classified as liabilities and marked to market each reporting period until exercise. On November 6, 2006 — the date of modification — we recorded a liability of $3.0 million and additional compensation expense of $1.3 million.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	3,876,225	$5.08
Granted	721,638	$6.27
Exercised	(929,447)	$4.22
Expired	(808,704)	$6.26
Modified	(837,261)	$4.65

Outstanding, December 31, 2006	2,022,451	$5.60

Of the outstanding shares above, 1,962,705 were exercisable at December 31, 2006. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2006 was 2.8 years.

The aggregate intrinsic values of options exercised during the years ended December 31, 2006, 2005, and 2004 were $2.6 million, $0.8 million, and $1.4 million, respectively. We received cash proceeds of $3.9 million for options exercised in 2006, $0.3 million for options exercised in 2005, and $1.6 million for options exercised in 2004.

No share-based liability payments were made in the years ended December 31, 2006, 2005, or 2004. However, share-based liabilities were created upon modification of discounted stock options in the deferred compensation plan (see discussion above) that will result in payment in future years, pursuant to participants’ elections regarding distribution. At December 31, 2006, the liability balance for unexercised stock units was $2.8 million.

Restricted Stock Units

Unvested restricted stock units, for which the board of directors has approved grants to employees, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested, January 1, 2006	144,000	$4.66
Granted	155,600	$6.29
Distributed	(144,000)	$4.66

Unvested, December 31, 2006	155,600	$6.29

From the outstanding balance at December 31, 2006, all except 20,000 of the units will vest within the next twelve months and will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination in advance of vesting. We have recognized approximately $0.6 million in compensation expense since grant date, and will record an additional $0.3 million in compensation expense over the remaining vesting period related to these units.

Approximately 144,000 stock units vested in May 2006 and were distributed as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.7 million in compensation expense related to these units. Under the terms of the plan and upon vesting, management authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In May 2006, we repurchased 49,059 shares for $0.3 million, or approximately $6.39 per share.

Note 11:  Derivative Instruments

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At December 31, 2006, we had no outstanding forward sales contracts, commodity put and call options contracts or other hedging positions.

Note 12:  Business Segments

We are organized and managed by four segments, which represent our operating units and various exploration targets during 2006, 2005 and 2004: the La Camorra unit and various exploration activities in Venezuela, the San Sebastian unit and various exploration activities in Mexico, the Greens Creek unit and the Lucky Friday unit. Prior to 2005, we were organized according to the geographical areas in which we operated, Venezuela (the La Camorra unit), Mexico (the San Sebastian unit) and the United States (the Greens Creek unit and the Lucky Friday unit). We changed our reportable segments to better reflect the economic characteristics of our operating properties and have restated the corresponding information for all periods presented. General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.” We consider interest expense, interest income and income taxes general corporate expenses and are not allocated to our segments.

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,

	2006	2005	2004

La Camorra	43.6%	35.4%	36.6%
San Sebastian	0.4%	11.5%	23.1%
Greens Creek	31.9%	33.3%	26.1%
Lucky Friday	24.1%	19.8%	14.2%

	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31 (in thousands).

	2006	2005	2004

Net sales to unaffiliated customers:
La Camorra	$94,832	$39,009	$47,884
San Sebastian	955	12,632	30,229
Greens Creek	69,208	36,728	34,153
Lucky Friday	52,422	21,792	18,560

	$217,417	$110,161	$130,826

Income (loss) from operations:
La Camorra	$7,107	$(7,614)	$6,718
San Sebastian	(3,890)	(7,711)	3,557
Greens Creek	35,919	9,268	9,088
Lucky Friday	20,886	3,702	3,642
Other	(38,056)	(23,989)	(27,771)

	$21,966	$(26,344)	$(4,766)

Capital expenditures (including non-cash additions):
La Camorra	$10,429	$30,743	$31,848
San Sebastian	57	200	984
Greens Creek	7,785	5,001	3,754
Lucky Friday	9,409	10,277	4,856
Other	177	265	354

	$27,857	$46,486	$41,796

Depreciation, depletion and amortization:
La Camorra	$27,050	$9,622	$11,439
San Sebastian	310	3,180	3,659
Greens Creek	8,192	7,067	6,594
Lucky Friday	3,565	593	(140)
Other	650	621	326

	$39,767	$21,083	$21,878

Other significant non-cash items:
La Camorra	$1,753	$1,521	$43
San Sebastian	(4,334)	38	223
Greens Creek	170	286	157
Lucky Friday	20	13	35
Other	(45,645)	767	9,813

	$(48,036)	$2,625	$10,271

Identifiable assets:
La Camorra	$105,912	$104,491	$80,198
San Sebastian	4,558	7,208	23,362
Greens Creek	71,560	64,235	67,528
Lucky Friday	33,118	21,457	10,164
Other	131,121	74,775	98,196

	$346,269	$272,166	$279,448

The following is sales information by geographic area, based on the location of concentrate shipments and location of parent company for sales to metal traders, for the years ended December 31 (in thousands):

	2006	2005	2004

United States	$2,785	$2,528	$3,474
Canada	94,265	60,295	46,174
Mexico	4,793	4,999	9,193
United Kingdom	13,444	6,031	40,825
Japan	46,987	23,167	17,069
Korea	22,674	10,167	12,164
Venezuela	28,427	—	—
China	4,042	2,389	—
Other foreign	—	585	1,927

	$217,417	$110,161	$130,826

The following are our long-lived assets by geographic area as of December 31 (in thousands):

	2006	2005	2004

United States	$71,580	$66,622	$59,365
Venezuela	51,291	67,942	48,773
Mexico	3,115	3,368	6,377

	$125,986	$137,932	$114,515

Sales to significant metals customers as a percentage of total sales were as follows for the years ended December 31:

	2006	2005	2004

Teck Cominco Ltd.	29.1%	24.8%	20.2%
Scotia Mocatta	15.2%	32.5%	15.7%
Mitsui	10.9%	11.2%	7.5%
Inversiones M.L.&C., C.A.	10.8%	—	—
Standard Bank of London	6.6%	3.0%	19.4%

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

	December 31,

	2006		2005

	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

Financial assets (liabilities):
Short-term investments	$25,455	$25,455	$40,862	$40,862
Investments	$21,286	$21,286	$20,340	$20,340
Long-term debt	$—	$—	$(3,000)	$(3,000)

Note 14:  Income (Loss) per Common Share

We calculate basic earnings per share on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method.

Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive.

Preferred stock, of which 157,816 shares were outstanding at December 31, 2006, is convertible to common stock at the rate of 3.2154 common shares per preferred share. Preferred stock would be anit-dilutive and has been excluded from potential dilutive common shares.

The following table represents net earnings per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,

	2006	2005	2004

Net income (loss) applicable to common shareholders	$68,570	$(25,912)	$(17,736)
Weighted average outstanding shares of common stock	119,255	118,458	118,048
Dilutive effect of outstanding options and restricted stock awards	447	—	—

Weighted average common and equivalent common shares outstanding	119,698	118,458	118,048

Net income (loss) per common share — basic	$0.57	$(0.22)	$(0.15)

Net income (loss) per common and common equivalent share — diluted	$0.57	$(0.22)	$(0.15)

A total of 1,371,981 shares for which the exercise price exceeded our stock price have been excluded from our calculation of earnings per share for the year ended December 31, 2006, as their inclusion would have been anti-dilutive.

All potentially dilutive common shares were excluded from our calculation of earnings per share for the years ended December 31, 2005 and 2004, as our losses in those periods would have rendered such shares anti-dilutive. Shares excluded for the year ended December 31, 2005, totaled 4,060,528 and for the year ended December 31, 2004, excluded shares totaled 3,154,513.

Note 15:  Other Comprehensive Income (Loss)

Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) On Securities	Minimum Pension Liability Adjustment	Adjustment for adoption of SFAS No. 158	Change in Derivative Contracts	Total Accumulated Other Comprehensive Income (Loss)

Balance January 1, 2004	$670	$(1,400)	—	$(23)	$(753)
2004 change	2,481	32	—	(740)	1,773

Balance December 31, 2004	3,151	(1,368)	—	(763)	1,020
2005 change	17,994	(31)	—	763	18,726

Balance December 31, 2005	21,145	(1,399)	—	—	19,746
2006 change	(16,197)	1,399	3,952	—	(10,846)

Balance December 31, 2006	$4,948	$—	$3,952	$—	$8,900

Note 16:  Investment in Greens Creek Joint Venture

The Greens Creek unit is operated through a joint venture arrangement, of which we own an undivided 29.73% interest in its assets. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under our $30.0 million revolving credit agreement (see Note 7 of Notes to Consolidated Financial Statements for further discussion). The remaining 70.27% owners are wholly owned subsidiaries of Kennecott Minerals. Under the joint venture agreement, the joint participants, are entitled to indemnification from each other and are severally liable only for the liabilities in proportion to their interest therein. If a participant defaults on its obligations under the terms of the joint venture, we could incur losses in excess of our pro-rata share of the joint venture. In the event any participant so defaults, the agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting party’s share of products, or its joint venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to us, we have no reason to believe that our joint venture participants with respect to the Greens Creek unit will be unable to meet their financial obligations under the terms of the agreement.

The following summarized balance sheets as of December 31, 2006 and 2005, and the related summarized statement of operations for the years ended December 31, 2006, 2005 and 2004, are derived from the audited financial statements of the Greens Creek joint venture. The financial information below is presented on a 100% basis (in thousands).

Balance Sheet	2006	2005

Assets:
Current assets	$51,645	$26,257
Properties, plants and equipment, net	124,548	119,418
Securities held for reclamation fund	28,606	27,315

Total assets	$204,799	$172,990

Liabilities and equity:
Liabilities	$48,045	$36,597
Equity	156,754	136,393

Total liabilities and equity	$204,799	$172,990

Summary of Operations	2006	2005	2004

Net revenue	$240,747	$132,146	$123,751

Operating income	$127,625	$29,499	$29,558

Net income	$129,361	$30,438	$30,007

Our portion of the assets and liabilities of the Greens Creek unit are recorded pursuant to the proportionate consolidation method, whereby 29.73% of the assets and liabilities of the Greens Creek unit are included in our consolidated financial statements, subject to adjustments to conform with our accounting policies. We have adjusted the calculation of our asset retirement obligation as prepared on a 100% basis to arrive at our recorded liability of $5.1 million, as included in Note 5 of Notes to Consolidated Financial Statements. At December 31, 2006, the asset retirement obligation as recorded on a 100% basis was $27.2 million, which on a 29.73% basis would have been $8.1 million. Material adjustments to our calculation included differing assumptions of contingencies, interest rate and third-party future expenditures.

Note 17:  Related Party Transactions

Payments are made on behalf of the Greens Creek Joint Venture (“ The Venture”) by Kennecott and its affiliates, which are related parties to the Venture, for payroll expenses, employee benefits, insurance premiums and other miscellaneous charges. These charges are reimbursed by the Venture monthly. We are a 29.73% partner in the Venture. Outstanding balances of reimbursable expenses, management fees and direct expenses of approximately $3.3 million and $2.4 million, on a 100% basis, remained at December 31, 2006 and 2005, respectfully.

Under the terms of the Joint Venture Agreement, Kennecott Greens Creek Mining Company (“KGCMC”), as manager of the Venture, receives a management fee equal to 4.25% of the first $1 million of total monthly cash operating expenditures (including capital investments) plus 1% of monthly expenditures in excess of $1 million. KGCMC also pays certain direct expenses associated with services provided to the Venture by Minerals, Kennecott Utah Copper, Rio Tinto Services and Rio Tinto Procurement, which are related parties. KGCMC charged the following amounts to the Venture in the years ended December 31, 2006, 2005 and 2004 (on a 100% basis, in thousands):

	Years Ended December 31,

	2006	2005	2004

Management fees	$1,388	$1,220	$1,112
Direct expenses	1,385	988	760

Total	$2,773	$2,208	$1,872

In addition to the charges paid to KGCMC, the Venture contracts with Rio Tinto Marine, a related party, to act as its agent in booking shipping vessels with third parties. Rio Tinto Marine earns a 1.5% commission on shipping charges. Commissions paid totaled approximately $0.1 million for each of the years ended December 31, 2006, 2005 and 2004, respectively, on a 100% basis.

Beginning in 2004, the Venture contracted with Rio Tinto Procurement, a related party, to act as its agent in procurement issues. A fixed monthly fee is charged for procurement services, and charges are quoted for other related contracting and cataloging services. Charges paid, on 100% basis, totaled $0.2 million, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Note 18:  Subsequent Events

Functional Currency Change for our Venezuelan Operations

Effective January 1, 2007, we will implement a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. This change will only affect our Venezuelan operations, and the dollar will remain as the functional currency for all of our other operations. We have utilized the dollar as the functional currency for our Venezuelan operations since our acquisition of them in 1999, and FASB Statement No. 52 (SFAS 52) requires that once the functional currency of a foreign operation is determined, that determination shall be used consistently unless significant changes in the economic facts and circumstances affecting the foreign operation indicate that the functional currency has changed. SFAS 52 lists six indicators to consider in identifying the functional currency of a foreign entity: cash flow, sales prices, sales market, expenses, financing, and intercompany transactions and arrangements. We are changing the functional currency because a growing set of circumstances have affected the flow of funds and the relationship between Hecla Limited and Minera Hecla Venezolana, C.A., our wholly-owned subsidiary holding our Venezuelan interests. The following is a summary of how the functional currency indicators listed in SFAS 52 have been affected by recent changes in the economic facts and circumstances influencing our Venezuelan operations:

Cash Flows — Cash out-flows at our Venezuelan operations will primarily be denominated in local currency. An estimated 70% of operating cash out-flows and 50% of capital and exploration cash out-flows for our Venezuelan operations will be denominated in bolívares in 2007. Formerly, the preponderance of cash needs was in dollars, with higher levels of dollar-denominated capital and exploration costs. These costs have declined from $37.5 million in 2004 and $38.3 million in 2005, to $16 million for 2006 and an estimated $13 million in 2007.

In addition, cash flows generated by our Venezuelan operations have become less readily available for remittance, due to increased currency exchange regulation that inhibits movement of currency between Venezuela and other countries (see the Currency and Related Risks discussion below).

Sales Markets — We have recently identified an active market in Venezuela for the gold that we produce there. Local sales now account for approximately one third of the total sales for our Venezuelan operations, and we have the ability to increase this portion. Prior to 2006, all of our gold produced in Venezuela was exported and denominated in dollars.

In addition, exchange controls in Venezuela prevent us from denominating our sales in dollars, even though prices are indexed to the dollar.

Expenses — An increased portion of our costs in 2007 will be incurred locally, and therefore denominated in bolívares. This is due, in part, to the completion of significant capital projects at the La Camorra unit, which have involved substantial dollar-denominated costs. A larger portion of our expenses are now related to mine development and operation activities, involving increased local labor, denominated in bolívares, and fewer capital-related expenses that have historically been dollar-denominated.

Financing — Completion of significant capital projects and improved cash flows have reduced the likelihood of significant future financing at our Venezuelan operations.

Intercompany Transactions — It is our expectation that there will be a significant decrease in the volume and dollar amount of intercompany transactions between our parent company and our Venezuelan operations. This is a result of the improved cash flows at our Venezuelan operations, coupled with more stringent currency exchange regulation in Venezuela.

Little has changed regarding the Sales Price indicator included in SFAS 52. Gold prices are driven solely by the international market, which is indexed in dollars. From the viewpoint of the bolívares, prices are highly responsive to short-term changes in exchange rates, and competition is not relevant for gold sales. While we are now able to sell gold produced in Venezuela locally, prices for those sales are still indexed to the dollar.

In accordance with the provisions of SFAS 52 the balance sheet for our Venezuelan operations will be recalculated as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívares to $1.00, the current fixed, official exchange rate. We will use the official exchange rate pursuant to guidance from the AICPA’s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously remeassured at historical exchange rates, will be significantly reduced, with a translation adjustment recorded to equity as a component of other comprehensive income. We anticipate that the functional currency change will result in a reduction of approximately $7.2 million in net assets upon adoption on January 1, 2007, with a translation adjustment for the same amount recorded to other comprehensive income. If the official exchange rate at January 1, 2007 were higher by 10%, the resulting reduction in net assets would be approximately $12.0 million.

Hollister Project Sale Agreement

On February 20, 2007, we reached an agreement to sell our interest in the Hollister Development Block gold exploration project in Nevada to our partner, Great Basin Gold, Inc., for $45 million in cash and $15 million in Great Basin Gold common stock. The number of shares of the Great Basin Gold stock is to be determined by the average trading price 20 business days prior to the announcement of the transaction. We have incurred approximately $30 million in expenses to develop an underground ramp and conduct underground exploration at Hollister toward meeting the requirements of an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold.

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2006
Index to Exhibits

2.1	Agreement and Plan of Reorganization dated November 8, 2006, among Hecla Mining Company, Hecla Holdings Inc., and Hecla Merger Sub Inc. Filed as exhibit 2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
3.1(a)	Certificate of Incorporation of Registrant. Filed as exhibit 3.1(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
3.1(b)	Certificate of Amendment to Certificate of Incorporation of Registrant. Filed as exhibit 3.1(b) to Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
3.2	By-Laws of Registrant. Filed as exhibit 3.2(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
4.1(a)	Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
4.1(b)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.1(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
10.1	Assignment and Assumption Agreement dated November 8, 2006, between Hecla Mining Company and Hecla Holdings Inc. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
10.2	Management Services Agreement dated November 8, 2006, between Registrant and Hecla Limited (formerly known as Hecla Mining Company). Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
10.3	Employment Agreement dated February 16, 2006, between Hecla Mining Company and Philip C. Wolf, incorporated by reference herein to exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491). (1)
10.4	Indemnification Agreement dated February 16, 2006, between Hecla Mining Company and Philip C. Wolf, incorporated by reference herein to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004. (1)
10.5	Employment Agreement dated September 1, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Dean McDonald, incorporated by reference herein to exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491). (1)
10.6	Indemnification Agreement dated September 1, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Dean McDonald, incorporated by reference herein to exhibit 10.4 to Registrant’s Annual Report on form 10-K for the period ended December 31, 2004 (File No. 1-8491). (1)

10.7	Employment Agreement dated November 6, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Jay S. Layman, incorporated by reference herein to exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 1-8491). (1)
10.8	Indemnification Agreement dated September 1, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Mr. Jay S. Layman, incorporated by reference herein to exhibit 10.4 to Registrant’s Annual report on Form 10-K for the period ended December 31, 2004 (File No. 1-8491). (1)
10.9	Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Philip C. Wolf, Ronald W. Clayton, Lewis E. Walde, Michael H. Callahan, Dean McDonald, Jay S. Layman, Vicki Veltkamp, Ted Crumley, John H. Bowles, David J. Christensen, Charles L. McAlpine, George R. Nethercutt, Jr., Jorge E. Ordoñez C. and Anthony P. Taylor. Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491). (1)
10.10	Form of Waiver and Consent dated November 8, 2006, between Hecla Limited (formerly known as Hecla Mining Company) and Phillips S. Baker, Jr., Philip C. Wolf, Ronald W. Clayton, Lewis E. Walde, Michael H. Callahan, Dean McDonald, Jay S. Layman and Vicki Veltkamp. Filed as exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491). (1)
10.11(a)	Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan incorporated by reference herein to exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005. (1)
10.11(b)	Hecla Mining Company Performance Pay Compensation Plan incorporated by reference herein to Exhibit 10.5(a) to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 16, 2005. (1)
10.11(c)	Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 10.2(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)
10.11(d)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.2(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-8491), and incorporated herein by reference. (1)
10.11(e)	Hecla Mining Company Key Employee Deferred Compensation Plan, as amended. Filed as exhibit 10.2(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-8491), and incorporated herein by reference. (1)
10.11(f)	Hecla Mining Company form of Non-Qualified Stock Option Agreement (Under the Key Employee Deferred Compensation Plan) entered into between Hecla Mining Company and participants under the Key Employee Deferred Compensation Plan, as amended. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-8491), and incorporated herein by reference. (1)
10.12	On May 5, 2006, the Registrant took several actions with respect to executive compensation matters. The actions were previously disclosed in a Current Report on Form 8-K filed on May 11, 2006 (File No. 1-8491), under Item 1.01, which is incorporated herein by reference. (1)
10.13	On June 9, 2006, the Registrant took action with respect to additional compensation for Michael H. Callahan. The actions were previously disclosed in a Current Report on Form 8-K filed on June 14, 2006 (File No. 1-8491), under Item 1.01, which is incorporated herein by reference. (1)

10.14(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. Filed as exhibit 10.11(a) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1985 (File No. 1-8491), and incorporated herein by reference. (1)
10.14(b)	Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)
10.14(c)	Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)
10.15	First Amendment to Credit Agreement dated September 18, 2006, by and between Hecla Limited (formerly known as Hecla Mining Company), as Borrower, The Bank of Nova Scotia, as the Administrative Agent for the Lenders. Filed as exhibit 10.2 to Registrant’s Current report on Form 8-K filed on September 19, 2006 (File No. 1-8491), and incorporated herein by reference.
10.16	Second Amendment to Credit Agreement dated November 8, 2006, by and among Registrant, Hecla Limited (formerly known as Hecla Mining company), as Borrower, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders. Filed as exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
10.17	Parent Guaranty dated November 8, 2006, from the registrant in favor of The Bank of Nova Scotia, as the Administrative Agent for the Lenders. Filed as exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.
10.18	Agreement for the sale of Alamos Gold shares between CIBC World Markets and 2056672 Ontario Limited dated January 20, 2006. Filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-8491), and incorporated herein by reference.
10.19	Golden Eagle Operating Agreement between Kinross (f/k/a Echo Bay Mines Ltd., successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company dated September 6, 1996. Filed as exhibit 10.11(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 1-8491), and incorporated herein by reference.
10.20	First Amendment to the Amended and Restated Golden Eagle Earn-in Agreement effective September 5, 2002, by and between Kinross (f/k/a Echo Bay Mines Ltd., successor in interest to Newmont Mining Corp./Santa Fe Pacific Gold Corp.) and Hecla Mining Company. Filed as exhibit 10.6(c) to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395), and incorporated herein by reference.
10.21	Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491), and incorporated herein by reference.
10.22	Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491), and incorporated herein by reference.

10.23	Earn-in Agreement Amendment dated February 28, 2006, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 2, 2006 (File No. 1-8491), and incorporated herein by reference. See also exhibit 10.10 herein.
10.24	Earn-in Agreement dated August 2, 2002, between Hecla Ventures Corp. and Rodeo Creek Gold Inc. Filed as exhibit 10.19 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395), and incorporated herein by reference.
10.25	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002 (File No. 333 - 100395), and incorporated herein by reference.
10.26	Agreement No. C-020 between Minera Hecla Venezolana, C.A. and Redpath Venezolana, C.A., dated October 31, 2003, for the construction of the La Camorra mine production shaft facility. Filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 1-8491), and incorporated herein by reference.
21	List of subsidiaries of Registrant.*
23.1	23.1 Consent of PricewaterhouseCoopers LLP.*
23.2	23.2 Consent of BDO Seidman, LLP.*
23.3	23.3 Consent of Roscoe Postle Associates Inc.*
23.4	23.4 Consent of AMEC E&C Services, Inc.*
23.5	23.5 Consent of Associated Mining Consultants, Ltd.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith