Form 10-Q
period 2007-03-31
HECLA MINING CO/DE/
filed 2007-05-09
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐.	Accelerated Filer ☒.	Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.	No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 7, 2007
Common stock, par value $0.25 per share	120,263,789

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2007

I N D E X*

*Certain items are omitted, as they are not applicable.

Item 1.	Financial Statements

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)

	March 31, 2007	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$85,534	$75,878
Short-term investments and securities held for sale	25,805	25,455
Accounts and notes receivable:
Trade	12,504	19,497
Other, net	10,572	7,150
Inventories, net	21,029	22,305
Deferred income taxes	11,822	11,822
Other current assets	4,737	3,454
Total current assets	172,003	165,561
Investments	7,344	6,213
Restricted cash and investments	21,872	21,286
Properties, plants, equipment, and mineral interests, net	118,953	125,986
Other non-current assets	25,547	27,223

Total assets	$345,719	$346,269

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$20,607	$24,238
Accrued payroll and related benefits	13,205	15,036
Accrued taxes	6,412	5,678
Current portion of accrued reclamation and closure costs	7,269	7,365
Total current liabilities	47,493	52,317
Accrued reclamation and closure costs	57,991	58,539
Other non-current liabilities	11,051	10,685

Total liabilities	116,535	121,541
Commitments and contingencies (Notes 2 and 5)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares;
157,816 shares issued and outstanding, liquidation preference – $7,891	39	39
Common stock, $0.25 par value, authorized 400,000,000 shares;
issued 2007 – 120,252,142 shares and
issued 2006 – 119,828,707 shares	30,063	29,957
Capital surplus	516,327	513,785
Accumulated deficit	(319,517)	(327,522)
Accumulated other comprehensive income	2,703	8,900
Less treasury stock, at cost; 57,333 common shares	(431)	(431)

Total shareholders’ equity	229,184	224,728

Total liabilities and shareholders’ equity	$345,719	$346,269

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Income and Comprehensive Income (unaudited)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31, 2007	March 31, 2006

Sales of products	$53,145	$39,790

Cost of sales and other direct production costs	28,886	19,910
Depreciation, depletion and amortization	7,837	8,147
	36,723	28,057
Gross profit	16,422	11,733

Other operating expenses:
General and administrative	3,185	3,100
Exploration	4,063	3,388
Pre-development expense	951	1,494
Depreciation and amortization	179	309
Other operating expense (income)	(166)	240
Provision for closed operations and environmental matters	653	715
	8,865	9,246
Income from operations	7,557	2,487

Other income (expense):
Gain on sale of investments	—	36,422
Interest income	1,449	607
Interest expense	(74)	(127)
	1,375	36,902
Income from operations, before income taxes	8,932	39,389
Income tax provision	(789)	(995)
Net income	8,143	38,394
Preferred stock dividends	(138)	(138)
Income applicable to common shareholders	$8,005	$38,256

Comprehensive income:
Net income	$8,143	$38,394
Reclassification of gain on sale of marketable securities included in net income	—	(36,422)
Unrealized holding gains on investments	949	16,683

Comprehensive income	$9,092	$18,655

Basic and diluted income per common share after preferred dividends	$0.07	$0.32

Weighted average number of common shares outstanding – basic	119,951	118,756

Weighted average number of common shares outstanding – diluted	120,526	119,288

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006

Operating activities:
Net income	$8,143	$38,394
Non-cash elements included in net income:
Depreciation, depletion and amortization	8,016	8,456
Gain on sale of investments	—	(36,422)
Gain on disposition of properties, plants and equipment	(29)	(22)
Gain on sale of royalty interests	—	(341)
Provision for reclamation and closure costs	85	98
Provision for (recovery of) inventory obsolescence	(30)	820
Stock compensation	227	271
Change in assets and liabilities:
Accounts and notes receivable	3,571	(7,059)
Inventories	1,048	(3,373)
Other current and non-current assets	393	(2,098)
Accounts payable and accrued expenses	(3,630)	(352)
Accrued payroll and related benefits	(1,831)	456
Accrued taxes	734	976
Accrued reclamation and closure costs and other non-current liabilities	(332)	(107)
Net cash provided by (used in) operating activities	16,365	(303)

Investing activities:
Additions to properties, plants and equipment	(7,875)	(7,885)
Proceeds from sales of investments	—	57,423
Purchase of equity securities	(181)	—
Increase in restricted investments	(586)	(236)
Purchases of short-term investments and other securities held for sale	(13,750)	(20,200)
Maturities of short-term investments and other securities held for sale	13,400	8,200
Net cash (used in) provided by investing activities	(8,992)	37,302

Financing activities:
Common stock issued under stock option plans	2,421	846
Dividends paid to preferred shareholders	(138)	(138)
Borrowings on debt	—	4,060
Repayments on debt	—	(6,000)
Other financing activities	—	82
Net cash provided by (used in) financing activities	2,283	(1,151)

Change in cash and cash equivalents:
Net increase in cash and cash equivalents	9,656	35,848
Cash and cash equivalents at beginning of period	75,878	6,308
Cash and cash equivalents at end of period	$85,534	$42,156

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.      Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim financial statements and notes to interim consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2006, as it may be amended from time to time.

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

Note 2.	Short-term Investments, Investments and Restricted Cash

Short-term Investments and Securities Held for Sale

Investments at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Adjustable rate securities	$20,700	$20,350
Variable rate demand notes	5,105	5,105
	$25,805	$25,455

Adjustable rate securities and variable rate demand notes are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. Marketable equity securities are carried at fair market value.

Non-current Investments

At March 31, 2007 and December 31, 2006, the fair value of our non-current investments was $7.3 million and $6.2 million, respectively, the costs of which were approximately $1.5 million and $1.3 million, respectively.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $21.9 million at March 31, 2007, and $21.3 million at December 31, 2006. The Greens Creek joint venture maintains a restricted trust for reclamation funding, of which our portion at March 31, 2007 was $8.6 million.

Note 3.	Income Taxes

For the three months ended March 31, 2007, we recorded a $0.8 million income tax provision primarily for U.S. alternative minimum tax and foreign withholding taxes. For the three months ended March 31, 2006, we recorded a $1.0 million provision, consisting primarily of U.S. alternative minimum tax, foreign withholding taxes and foreign income taxes.

For the three months ended March 31, 2007, the Company recorded amortization of its net deferred tax asset of approximately $2.2 million. Pursuant to the requirements of Financial Accounting Standard Board (“FASB”) statement 109, the Company re-assessed its estimate of the realizability of its net deferred tax asset as of March 31, 2007, considering the change in the current conditions affecting the Company. This reassessment resulted in a further reduction in the valuation allowance against its deferred tax assets for projected tax loss utilization in future periods. This reduction in valuation allowance is recorded in the quarter in which the change in judgment occurs or the quarter ended March 31, 2007. The net result of the quarterly amortization and the further reduction of valuation allowance is nil.

The income tax provisions for the first three months of 2007 and 2006 vary from the amount that would have resulted from applying the statutory income tax rate to pretax income primarily due to utilization of U.S. tax net operating loss carryforwards to be used in the future.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

In the course of our assessment, we determined that we were subject to examination of our income tax filings in the United States and various state jurisdictions for the 2003 - 2006 tax years. We determined that we were also subject to examination in various foreign jurisdictions for the 2001 – 2006 tax years. Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN 48. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.

As a result of our assessment, we have concluded that the adoption of FIN 48 had no significant impact on the Company’s results of operations or financial position for the quarter ended March 31, 2007, and required no adjustment to the opening balance sheet accounts as of January 1, 2007.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Concentrates, doré, bullion, metals in
transit and other products	$9,977	$10,009
Materials and supplies	11,052	12,296

	$21,029	$22,305

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are required by current regulations to sell 15% of our production within the country. In the first quarter of 2007 approximately 15,875 ounces had been sold in the local market.

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

The accrued liability balance at March 31, 2007 relating to the Bunker Hill site was $1.6 million, which is anticipated to be spent over the next two through thirty years. The liability balance represents our portion of the remaining remediation activities associated with the site, as well as our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree. We have not included any amount in the accrual for government claims for past costs because, in accordance with GAAP, we are currently unable to estimate our liability for these claims. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $4.9 million, the amount we currently estimate to complete the total remaining obligation under the Decree. In addition, we may be liable for past costs allegedly incurred by the government at the Bunker Hill site, as discussed above. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

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

During 2000 and 2001, we were involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, we are resuming efforts to explore possible settlement of these and other matters, but it is not possible to predict the outcome of these efforts.

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

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of March 31, 2007, we have determined a potential range of liability to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. We and ASARCO (which, as discussed above, filed for bankruptcy in August 2005) are the only defendants remaining in the United States’ litigation. Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing as discussed above, the Idaho Federal Court vacated the January 2006 trial date. We anticipate the Court will schedule a status conference to address rescheduling the Phase II trial date once the Bankruptcy Court rules on a motion brought by the United States to declare the bankruptcy stay inapplicable to the Idaho Court proceedings. The Company does not currently have an opinion as to when the Court might rule.

Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $23.6 million to $72.0 million (including the potential range of liability of $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at March 31, 2007, was $23.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2007, we had received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of March 31, 2007, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

In December 2006, Independence filed a lawsuit in the United States District Court for the District of Idaho seeking monetary damages and injunctive relief. Independence alleges that the April 2006 decision by the Idaho Supreme Court violated their civil rights and their constitutional right to due process, and also alleges that we engaged in mail fraud and securities fraud during the term of the lease. In addition, in January 2007, Independence filed an action in Idaho State District Court for Shoshone County seeking rescission of the lease based upon the theory of mutual mistake. We believe that the existing decisions of the Idaho State District Court and Idaho Supreme Court in our favor are correct and controlling in these cases, and we believe that we have complied fully with the terms of the Lease. We have moved to dismiss both lawsuits by Independence. We believe that we will prevail in both cases and will be able to continue to operate under the lease.

Creede, Colorado, Litigation

In February 2007, Wason Ranch Corporation filed a complaint in Federal District Court in Denver, Colorado, against us, Homestake Mining Company of California, and Chevron USA Inc. (successor in interest to Chevron Resources Company) (collectively the “defendants”). The suit alleges violations of the Resource Conservation and Recovery Act (“RCRA”) by each of the defendants. The suit also alleges violations of the Clean Water Act (“CWA”) by us and Homestake Mining Company of California. The suit alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment, including the plaintiff’s property, in violation of RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We intend to vigorously defend this lawsuit. We believe that the ultimate outcome of this matter will not have a material effect on the results of our operations or financial position.

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

La Camorra Shaft Construction Arbitration

During 2005, we disputed certain costs pertaining to the construction of the production shaft at the La Camorra mine. Pursuant to the construction agreement, we submitted the matter to arbitration. The contractor claimed $7.0 million of construction costs owed, and we claimed approximately $2.9 million in damages against the contractor for various claims and back charges. In 2006 the parties participated in non-binding mediation but were unable satisfactorily to resolve the matter. In January 2007, the parties met and resolved the matter resulting in a dismissal of the arbitration and all claims by each party against the other. Although the terms of the settlement are confidential, it resulted in our accruing $2.8 million in 2006 for the project.

Mexico Litigation

In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., currently is involved in two cases in the State of Durango, Mexico, concerning the Velardeña mill. The Velardeña mill processed ore from our now closed San Sebastian mine, and the mill currently is on care and maintenance. In the first case we are interveners in a commercial action by a creditor to the prior owner of the mill. In that litigation, the creditor to the prior mill owner seeks to demonstrate that he has an ownership interest in the mill arising out of an allegedly unpaid prior debt. We are contesting this action, and deny the fact that plaintiff has an ownership interest in the mill. We take this position for a number of reasons, including the fact that the mill was sold to us prior to plaintiff’s obtaining his alleged ownership interest. In the second matter, a civil action involving Minera Hecla that is in a different court within the State of Durango, the same creditor as in the first case claims that his ownership of the Velardeña mill relates back to the time he allegedly performed the work on which the debt was based, rather than the time that he filed his lien relating to the debt, which was after the mill was sold to us. We are contesting the position of the creditor.

The basis for our defense in the above matter is that we have a judicially determined valid bill of sale for the Verardeña mill. Thus, we believe that the claims of the creditor and his successors are without merit, and that Minera Hecla is the sole owner of the Velardeña mill. We intend to zealously defend our ownership interest. Although there can be no assurance as to the outcome of these proceedings, we believe that an adverse ruling will not have a material adverse effect on our results from operations or financial position.

Other Commitments

Our contractual obligations as of March 31, 2007 included approximately $1.4 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at March 31, 2007 also included approximately $5.4 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.1 million for commitments relating to non-capital items at Greens Creek (our 29.73% share).

Other Contingencies

We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 6.	Income (Loss) per Common Share

For the three-month periods ended March 31, 2007 and 2006, there were no differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006 (dollars and shares in thousands, except per-share amounts):

	Three Months Ended March 31,
	2007			2006
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Income before preferred stock dividends	$8,143			$38,394
Less: Preferred stock dividends	(138)			(138)
Basic income per common share applicable to common shareholders	$8,005	119,951	$0.07	$38,256	118,756	$0.32
Potentially dilutive securities	—	575	—	—	532	—
Diluted income per common share applicable to common shareholders	$8,005	120,526	$0.07	$38,256	119,288	$0.32

Diluted income per share for the three months ended March 31, 2007 and 2006 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would be antidilutive. Options to purchase 20,000 shares of our common stock in the three-month period ended March 31, 2007 were not included in the computation of diluted earnings per share because the exercise price of the options exceeded that average price of our stock during the period. In the same period of 2006, 972,000 options and 290,000 restricted share awards were excluded from the computation of diluted earnings per share because their exercise prices exceeded the average price of our stock during the period.

Note 7.	Business Segments

We are organized and managed by four segments, which represent our operating units and various exploration targets: the Lucky Friday unit, the Greens Creek unit, the La Camorra unit and various exploration activities in Venezuela, and the San Sebastian unit and various exploration activities in Mexico. General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.” We consider interest expense, interest income and income taxes general corporate items, and these items are therefore not allocated to our segments.

The following tables present information about reportable segments for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales to unaffiliated customers:
Lucky Friday	$16,851	$9,521
Greens Creek	16,249	13,785
La Camorra	20,045	15,576
San Sebastian	—	908
	$53,145	$39,790

Income (loss) from operations:
Lucky Friday	$7,480	$2,972
Greens Creek	8,316	6,738
La Camorra	1,117	215
San Sebastian	(1,449)	(1,747)
Other	(7,907)	(5,691)

	$7,557	$2,487

The following table presents identifiable assets by reportable segment as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	March 31, 2006
Identifiable assets:
Lucky Friday	$35,640	$33,118
Greens Creek	68,054	71,560
La Camorra	100,909	105,912
San Sebastian	4,711	4,558
Other	136,405	131,121

	$345,719	$346,269

Note 8.	Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all of our U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three months ended March 31, 2007 and 2006 (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$227	$186	$2	$4
Interest cost	849	757	15	45
Expected return on plan assets	(1,505)	(1,334)	—	—
Amortization of prior service cost	115	92	(1)	(1)
Amortization of net gain	(6)	11	(15)	(13)

Net periodic benefit cost (income)	$(320)	$(288)	$1	$35

We do not expect to contribute to the pension plans during the year.

Note 9.	Stock-Based Compensation

We periodically grant stock options and/or restricted stock unit awards to our employees.

We measure the fair value of compensation cost for stock option plans using the Black-Scholes options pricing model. Stock option grants generally vest immediately, however, grants to individual executives upon hiring vest over a defined service period, with cost amortized over that period. No options were granted in the three months ended March 31, 2007. In the same period of 2006, grants to executives were not material.

We measure compensation cost for restricted stock unit grants at the closing price of our stock at the time of grant, net of estimated forfeiture. Restricted stock unit grants vest after a named period, usually one year, with compensation cost amortized over that period. No restricted stock units were granted in the three months ended March 31, 2007. In the same period of 2006, restricted stock unit grants to executives were not material.

Note 10.	Long-term Debt and Credit Agreement

In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In September 2006, we amended and extended the agreement one year. Amounts borrowed under the credit agreement will be available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our indirect wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At March 31, 2007, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

Note 11.	Developments in Accounting Pronouncements

In February 2007, the FASB issued SFAS no. 159, “The Fair Value Option for financial Assets and Financial Liabilities” (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in our 2008 financial statements. We have not yet determined the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

Note 12.	Change in Functional Currency for Venezuelan Operations

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52 (SFAS 52). In accordance with SFAS 52, the balance sheet for our Venezuelan operations was recalculated as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívares to $1.00, the fixed, official exchange rate. We have used the official exchange rate pursuant to guidance from the American Institute of Certified Public Accountant’s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously translated at historical exchange rates, has been significantly reduced, with a translation adjustment recorded to equity as a component of accumulated other comprehensive income. The functional currency change resulted in a reduction of approximately $7.2 million in the carrying value of net assets, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income, which is included as a component of shareholders’ equity on our balance sheet. Further discussion of the functional currency change, including a summary of how the functional currency indicators listed in SFAS 52 have been affected by recent changes in the economic facts and circumstances influencing our Venezuelan operations, can be found in Note 17 – Subsequent Events of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2006.

Note 13.	Subsequent Events

Hollister Sale

On February 20, 2007, we reached an agreement to sell our interest in the Hollister Development Block gold exploration project in Nevada to our former partner, Great Basin Gold, Inc., for $45 million in cash and $15 million in Great Basin Gold common stock, based on the average closing share price for the 20 trading days prior to the announcement of the transaction. The number of shares of the Great Basin Gold stock transferred to Hecla was 7,930,214, which had a current value of $18.6 million as of the close of market on April 18, 2007, the last price prior to the closing of the transaction. We spent approximately $31.6 million to develop an underground ramp and conduct underground exploration at Hollister toward meeting the requirements of an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold, and most of these costs were treated as exploration and pre-development expense as incurred. As a result of the sale, we expect to recognize a pre-tax gain of approximately $63 million in the second quarter of 2007.

Stock Option and Restricted Stock Unit Grants

On May 3, 2007, the Board of Directors granted, under already existing compensation plans, 558,500 stock options with immediate vesting, 42,880 restricted stock units that vest on June 15, 2007, and 114,300 restricted stock units that vest on May 5, 2008. As a result, we anticipate recognizing approximately $2.2 million in expense associated with these grants during the second quarter of 2007.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2006. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Hecla Mining Company

We are a precious metals company originally incorporated in 1891. Our business is to discover, acquire, develop, produce and market mineral resources. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner, with the goal of creating value for our shareholders.

We are engaged in the exploration and development of mineral properties and the mining and processing of silver, gold, lead and zinc. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into four segments that represent our operating units and various exploration locations: the Lucky Friday unit; the Greens Creek unit; the La Camorra unit and various exploration activities in Venezuela; and the San Sebastian unit and various exploration activities in Mexico. The maps below show the locations of our operating units and our exploration projects, as well as our corporate office located in Coeur d’Alene, Idaho. We reached an agreement to sell our interest in the Hollister Development Block in February 2007, and completed the sale in April 2007 (For further discussion, see Note 13 of Notes to Interim Consolidated Financial Statements).

Overview

Our current business strategy is to focus our financial and human resources on expanding production from our existing assets, and broadening our proven and probable reserves and mineralized and other material through a combination of exploration efforts and acquisitions in order to position ourselves to expand our silver and gold production. During 2007, we are moving toward longer-term growth through investments in exploration and development on or near our existing operating properties. Our objectives in 2007 include:

•

Production of approximately 6.0 million ounces of silver at an average total cash cost per ounce of less than $0.50 per silver ounce and 140,000 ounces of gold at an average total cash cost of up to $440 per gold ounce (Total cash cost is a non-GAAP measure; a reconciliation of total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization for the three months ended March 31, 2007 and 2006 can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)).

•	Completion of the sale of our interest in the Hollister Development Block (completed April 19, 2007).
•	An aggressive exploration program totaling approximately $22 million in 2007, particularly in:
o	Continuation of drilling programs both above and below current production at the Lucky Friday Mine;
o	Drilling programs in three areas of the Greens Creek Mine; and
o	Drilling at multiple locations both within, and outside of, our 340 square-mile concessions at San Sebastian, Durango, Mexico.
•	Commencement of a pre-feasibility study to be completed mid-2008 to determine how we can increase annual production from the Lucky Friday mine.
•	Exploration drilling on the Hugh Zone in Mexico.

We are actively seeking to take advantage of the right acquisition or partnership opportunities when they arise which, with the mining industry enjoying a high price environment relative to the last few years, are costly. Financially, we believe we are in a strong position to act upon the appropriate opportunity because of the following:

•	Cash and short-term investment total of $111.3 million at March 31, 2007;
•

Sale of our interest in the Hollister Development Block for $45 million in cash and 7,930,214 shares of Great Basin Gold stock, which had a current value of $18.6 million as of the close of market on April 18, 2007, the last price prior to the closing of the transaction;

•	Cash flows from operations of $16.4 million for the first three months of 2007;
•	Continuing strong prices in the products we produce and sell: silver, gold, lead, and zinc;
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

•	A $30.0 million revolving credit agreement, with no balance outstanding at March 31, 2007.

We discuss our environmental litigation and liabilities in detail in Note 5 of Notes to Interim Consolidated Financial Statements. Because we are a mining company and have been in business for 116 years, we face risks associated with legacy environmental litigation and ongoing reclamation activities. At March 31, 2007, our reserves for costs associated with mine closure, reclamation of land and other environmental matters totaled $65.3 million, of which $50.4 relates to our various liabilities in Idaho, and there is risk that the costs of remediation could materially exceed this provision. In accordance with our environmental policy, our operating activities will be conducted in a manner that attempts to minimize risks to public health and safety. We believe that natural resources can be developed and utilized in a manner consistent with proper stewardship for the environment and our projects will be designed and managed in an attempt to reasonably minimize risk and mitigate negative impacts to the environment. We will continue to strive to ensure that our activities are conducted in compliance with applicable laws and regulations.

Results of Operations

For the first quarter of 2007, we recorded income applicable to common shareholders of $8.0 million ($0.07 per common share), compared to $38.3 million ($0.32 per common share) during the first quarter of 2006. The decrease in 2007 was primarily the result of:

•	The sale of our investment in Alamos Gold, Inc. in January 2006 for $57.4 million, which impacted our first quarter 2006 results with a pre-tax gain of $36.4 million; and
•	Decreased gross profit at our La Camorra unit by $1.3 million (see the La Camorra Segment section below).

These factors resulting in negative variances in our first quarter 2007 operating results, when compared to the same 2006 period, were partially offset by:

•	Increased gross profit at our Lucky Friday and Greens Creek units by $4.5 million and $1.5 million, respectively (see the Lucky Friday Segment and Greens Creek Segment sections below); and
•	Increased average prices for all metals produced at our operations, illustrated by the following table comparing the average prices for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Silver – London PM Fix ($/ounce)	$13.31	$9.69
Gold – London PM Fix ($/ounce)	$650	$554
Lead – LME Final Cash Buyer ($/pound)	$0.81	$0.56
Zinc – LME Final Cash Buyer ($/pound)	$1.57	$1.02

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended March 31,
	2007	2006
Sales	$16,851	$9,521
Cost of sales and other direct production costs	(8,243)	(5,685)
Depreciation, depletion and amortization	(937)	(673)
Gross profit	$7,671	$3,163

Tons of ore milled	84,848	63,724
Silver ounces produced	852,113	626,792
Lead tons produced	4,746	3,594
Zinc tons produced	2,045	1,032
Silver ounces per ton	10.95	11.01
Lead percent	6.14	6.33
Zinc percent	3.13	3.40
Total cash cost per silver ounce (1)	$1.77	$5.31
By-product credits	$10,632	$5,001
By-product credit per silver ounce	$12.48	$7.98

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $4.5 million increase in gross profit for the first quarter of 2007, compared to the same 2006 period, resulted primarily from higher average metals prices and increased production, partially offset by lower ore grades for all metals. Full production on the 5900 level expansion was reached in the fourth quarter of 2006, and approximately 750,000 ounces of silver were mined from 5900 during the first quarter of 2007, compared to approximately 320,000 ounces during the first quarter of 2006. Upgrades to the mill completed in 2006 have allowed for increased capacity and created operating efficiencies that, when coupled with the increased production from the 5900 level, increased our tons of ore milled for the first quarter of 2007 by 33%, compared to the same period in 2006.

The 67% improvement in total cash costs per silver ounce in the first quarter of 2007, compared to the 2006 period, is attributed to higher by-product credits resulting from increased average lead and zinc prices and production. Mining at wider strike lengths and wider faces at the Lucky Friday has allowed us to take advantage of the high base metal prices. Ore was mined at greater widths to include stringers that give us access to zinc that otherwise would not be mined. This results in an economic benefit, but also temporarily lowers the silver grade below life-of-mine reserve levels, as anticipated. Increased productivity and lower transportation costs, due to increased production from the 5900 level, have also contributed to the improved total cash cost per ounce. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	The Lucky Friday unit is situated in a mining district long associated with silver production; and
•	The Lucky Friday unit generally utilizes selective mining methods to target silver production.

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

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ounce amounts, and reflect our 29.73% share):

	Three Months Ended March 31,
	2007	2006
Sales	$16,249	$13,785
Cost of sales and other direct production costs	(5,771)	(5,021)
Depreciation, depletion and amortization	(2,131)	(1,943)
Gross Profit	$8,347	$6,821

Tons of ore milled	54,354	51,888
Silver ounces produced	704,928	614,094
Gold ounces produced	4,852	4,728
Zinc tons produced	4,602	4,537
Lead tons produced	1,555	1,615
Silver ounces per ton	16.38	15.53
Gold ounces per ton	0.13	0.13
Zinc percent	9.52	9.99
Lead percent	3.57	3.98
Total cash cost per silver ounce (1)	$(4.62)	$(1.28)
By-product credits	$14,200	$10,326
By-product credit per silver ounce	$20.14	$16.82

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The 22.4% increase in gross profit during the first quarter of 2007, compared to the same 2006 period, was primarily the result of higher average metal prices and increased production, even though some revenue from Greens Creek expected during the first quarter of 2007 was delayed into the second quarter due to a weather-related delay in shipping first quarter concentrates.

The Greens Creek operation is currently powered by diesel generators, and therefore, production costs have been significantly affected by increasing fuel prices. As a result, infrastructure has been installed that will allow hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. AEL&P has agreed to supply its excess power to Greens Creek, which will replace an estimated 23% to 35% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated they will supply 95% of Greens Creek power. This project is anticipated to reduce production costs at Greens Creek in the future.

The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $28.9 million at March 31, 2007, of which our 29.73% portion was $8.6 million, and $28.6 million at December 31, 2006, of which our 29.73% portion was $8.5 million.

The 261% improvement in total cash cost per ounce for the first quarter of 2007, compared to the 2006 period, is attributed to increased by-product credits, as zinc, lead and gold prices have continued to rise, partially offset by higher production costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The recent increase in the price of zinc changed the balance of revenue for Greens Creek, so that zinc competed with silver for the largest portion of revenue during the first quarter 2007. We will continue to monitor the relationship of revenue contribution among the metals produced from Greens Creek, however, until zinc sustains its high price relative to silver for a longer period, we continue to view silver as our primary product.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices.

The La Camorra Segment

The following table provides a comparison of the operating results and key production statistics of our Venezuelan operations, which includes the La Camorra mine, custom milling business, and Mina Isidora mine, where full production levels were reached in the third quarter of 2006 (dollars are in thousands, except per ounce amounts):

	Three Months Ended March 31,
	2007	2006
Sales	$20,045	$15,576
Cost of sales and other direct production costs	(14,871)	(8,298)
Depreciation, depletion and amortization	(4,770)	(5,531)
Gross profit	$404	$1,747

Tons of ore milled	60,630	54,547
Gold ounces produced	31,479	37,620
Gold ounces per ton	0.591	0.701
Total cash cost per gold ounce (1)	$475	$357

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Sales for the La Camorra unit increased due to higher average gold prices. However, operating income for the first quarter of 2007, compared to the same period in 2006, was negatively impacted by the following:

•

Escalating labor, commodity and transportation costs related to haulage of ore mined from Mina Isidora, and ore purchased from small third-party mining operations to our milling facility located approximately 70 miles from Mina Isidora;

•	Mining at greater depths at the La Camorra mine resulted in increased per unit production costs;
•	Reduced production from the La Camorra mine due to mining at greater depths, lower productivity, lower gold grades, and reduced reserves; and
•	$0.3 million in expense recognized during the first quarter of 2007 related to voluntary termination of personnel at the La Camorra mine (see further discussion below).

In order to mine more efficiently at greater depths and potentially develop further proven and probable reserves, we made the decision in 2003 to construct a production shaft at the La Camorra mine, which was placed into service during the third quarter of 2005. However, proven and probable ore reserves have continued to decrease at the La Camorra mine since 2005, as it has exhibited lower ore grades, and no significant results have been returned from drilling in the La Camorra vicinity. As a result, reduced production levels from the La Camorra mine are expected to continue, and we anticipate reaching the end of the known mine life there during 2007. Depreciation expense related to the shaft has negatively affected gross profit for the La Camorra unit since it was commissioned, and we expect it to continue to do so until the shaft is depreciated to a minimal value in the second half of 2007. We will continue exploration activity on concessions surrounding the La Camorra mine during 2007. However, declining proven and probable ore reserves at lower ore grades will have an impact on any decisions for longer-term plans at the La Camorra mine, and we will continue to assess whether remaining ounces there can be economically extracted. A factor in our assessment will be the degree of success of our plan to reduce the workforce at the La Camorra mine by approximately 200 workers through voluntary termination incentives in 2007, at a cost of approximately $3.5 million to operations.

We anticipate an improvement in the total cash cost per ounce at the La Camorra unit later in 2007, as gold production transitions away from the La Camorra mine to Mina Isidora. The expected improvement is due to higher gold grades at Mina Isidora, partially offset by the use of a more expensive mining method due to the dip of the vein, and increased ore transportation costs.

Functional Currency for Venezuelan Operations

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52 (SFAS 52). The functional currency change resulted in a reduction of approximately $7.2 million in the carrying value of net assets, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. Further discussion of the functional currency change can be found in Note 12 of Notes to the Interim Consolidated Financial Statements.

Business Risks in Venezuela

Currency and Related Risks

In October 2005, the Venezuelan government enacted the Criminal Exchange Law, which imposes strict criminal and economic sanctions on the exchange of Venezuelan currency with other foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in Bolívares that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $21.6 million at December 31, 2006, to $27.4 million at March 31, 2007. Additionally, during the next six months we plan to convert into Venezuelan currency the proceeds from Venezuelan export sales made over the past 180 days, or a total value of approximately $32.9 million. During the first quarter of 2007, we exchanged the U.S. dollar equivalent of approximately $3.2 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $1.8 million, at an open market exchange rate of Bolívares 3,878 to $1.00, incurring a foreign exchange loss for the difference. Although we are making the appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. At May 8, 2007, the open market exchange rate was approximately Bolívares 3,950 to $1.00.

SENIAT Litigation

Our wholly owned subsidiary (owned by Hecla Limited), Minera Hecla Venezolana, C.A. (“MHV”), which owns and operates our La Camorra mine, is involved in litigation with the Venezuelan tax authority (“SENIAT”) concerning alleged unpaid tax liabilities that predate our purchase of La Camorra from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our purchase agreement, Monarch has assumed defense of and responsibility for the pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Superior Tax Court in Bolivar City, State of Bolivar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court has maintained the $4.3 million until such tax liabilities are settled.

In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case, which is awaiting approval by the court. The terms of the agreement provide that MHV pay approximately $0.8 million in exchange for a release of the alleged tax liabilities and release of the cash deposit. In a separate agreement, Monarch will reimburse MHV for all amounts in settling the case, including defense costs, through a reduction in MHV’s royalty obligations to Monarch. Although we believe the cash deposit will continue to prevent any further action by SENIAT with respect to the embargo and that MHV’s settlement efforts will be successful, there can be no assurance as to the outcome of this proceeding until a final settlement is executed and entered by the court. If the tax court in Caracas or an appellate court were to subsequently award SENIAT the previously requested embargo, it could disrupt our Venezuela operations and have a material adverse effect on our financial results or condition.

Other

Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as export and exchange control. This uncertain state of affairs could affect our operations, including by changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, industry nationalization, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences, if significant, could have a material adverse effect on our results from operations or financial position.

The San Sebastian Segment

We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit during the fourth quarter of 2005. However, significant exploration efforts have continued during 2006 and 2007 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold 340 square miles of contiguous concessions. We incurred $1.4 million in exploration expenses during the first quarter of 2007, compared to $1.2 million in the same quarter of 2006.

The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts. Sales reported for the first quarter of 2006 totaling $0.9 million represent final settlement payments received on prior period dorè shipments.

Corporate Matters

Other significant variances affecting the results of our first quarter 2007 operations, as compared to the first quarter 2006 results were as follows:

•	$0.6 million increase in expense related to non-qualified stock options, due to an increase in our stock price during the first quarter of 2007;
•

Overall increase of $0.7 million in exploration expense due to increased activity at our San Sebastian unit in Mexico, the addition of our new office in Vancouver, British Columbia, and higher underground drilling costs at the Hollister Development Block project, which has been sold to Great Basin Gold (see Note 13 of Notes to the Interim Consolidated Financial Statements for further discussion);

•	$0.8 million increase in interest income due to higher cash balances and higher interest rates; and
•	$1.4 million in transaction gains on local gold sales in Venezuela.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our silver operations (the Lucky Friday and Greens Creek units) and gold operations (the La Camorra unit only), for the three months ended March 31, 2007 and 2006 (in thousands, except costs per ounce).

Total cash costs include all direct and indirect operating cash costs related directly to the physical activities of producing metals, including mining, processing and other plant costs, third-party refining and marketing expense, on-site general and administrative costs, royalties, and mining production taxes, net of by-product revenues earned from all metals other than the primary metal produced at each unit. Total cash costs provide management and investors an indication of net cash flow, after consideration of the realized price received for production sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. “Total cash cost per ounce” is a measure developed by gold companies in an effort to provide a comparable standard, however, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units in the tables below is presented in our Consolidated Statement of Income and Comprehensive Income.

	Combined Silver Properties

	Three Months Ended March 31,
	2007	2006
Total cash costs (1)	$(1,749)	$2,540
Divided by silver ounces produced	1,557	1,241
Total cash cost per silver ounce produced	$(1.12)	$2.05
Reconciliation to GAAP:
Total cash costs	$(1,749)	$2,540
Depreciation, depletion and amortization	3,067	2,616
Treatment and freight costs	(8,461)	(6,953)
By-product credits	24,832	15,327
Change in product inventory (2)	(652)	653
Reclamation and other costs	45	45
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$17,082	$14,228

	Lucky Friday unit

	Three Months Ended March 31,
	2007	2006
Total cash costs (1)	$1,509	$3,329
Divided by silver ounces produced	852	627
Total cash cost per silver ounce produced	$1.77	$5.31
Reconciliation to GAAP:
Total cash costs	$1,509	$3,328
Depreciation, depletion and amortization	936	673
Treatment and freight costs	(3,425)	(2,611)
By-product credits	10,632	5,001
Change in product inventory	(479)	(36)
Reclamation and other costs	6	3
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$9,179	$6,358

	Greens Creek unit

	Three Months Ended March 31,
	2007	2006
Total cash costs (1)	$(3,258)	$(788)
Divided by silver ounces produced	705	614
Total cash cost per silver ounce produced	$(4.62)	$(1.28)
Reconciliation to GAAP:
Total cash costs	$(3,258)	$(788)
Depreciation, depletion and amortization	2,131	1,943
Treatment and freight costs	(5,036)	(4,342)
By-product credits	14,200	10,326
Change in product inventory	(173)	(217)
Reclamation and other costs	39	42
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$7,903	$6,964

	La Camorra unit(3)

	Three Months Ended March 31,
	2007	2006
Total cash costs (1)	$14,710	$13,209
Divided by gold ounces produced	31	37
Total cash cost per gold ounce produced	$475	$357
Reconciliation to GAAP:
Total cash costs	$14,710	$13,209
Depreciation, depletion and amortization	4,770	5,531
Treatment and freight costs	(1,377)	(1,594)
By-product credits	477	410
Change in product inventory	705	(3,711)
Reduction in labor costs (4)	331	—
Reclamation and other costs	25	(16)
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$19,641	$13,829

	Total, All Properties

	Three Months Ended March 31,
	2007	2006
Total cash costs (1)	$12,961	$15,749
Depreciation, depletion and amortization	7,837	8,147
Treatment and freight costs	(9,838)	(8,547)
By-product credits	25,309	15,737
Change in product inventory (2)	53	(3,058)
Reduction in labor costs (4)	331	—
Reclamation and other costs	70	29
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$36,723	$28,057

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

(2)	Includes approximately $905,000 related to San Sebastian cost of sales during the first quarter of 2006 for prior period doré shipments.

(3)

Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions only. During the quarters ending March 31, 2007 and 2006 a total of 733 and 756 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three months ending March 31, 2007 and 2006, were the costs to purchase the ore of approximately $0.4 million for each period.

(4)

Incentives have been offered at the La Camorra mine for voluntary reduction of the workforce. During the quarter ended March 31, 2007, these costs of $0.3 million were not included in the determination of total cash costs for gold operations. See further discussion of our workforce reduction plan in the La Camorra Segment section above.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	March 31, 2007	December 31, 2006
Cash and cash equivalents held in U.S. dollars	$58.1	$53.9
Cash and cash equivalents held in foreign currency	27.4	22.0
Adjustable rate securities	25.8	25.5
Non-current investments	7.3	6.2

Total cash, cash equivalents and investments	$118.6	$107.6

We generated $9.7 million in total cash flow in the first quarter of 2007, compared to $35.8 million in same period of the prior year, with 2006 cash flow including realization of $57.4 million from the sale of our investment in Alamos Gold, Inc. in January 2006.

Operating Activities

Cash provided by operating activities totaled $16.4 million in the first quarter of 2007, compared to cash use of $0.3 million in the same period last year. The increase in cash provided by operating activities was attributable to:

•

Higher net income, adjusted for non-cash elements, by $5.1 million in 2007. Higher net income arose from metals prices that were higher than their average first-quarter 2006 levels in all cases, and to higher production of silver, lead, and zinc (partly offset by decreased gold production and higher cash operating costs).

•

Changes in working capital levels in the ordinary course of our business, with a net decrease in working capital in the first quarter 2007 of $0.1 million compared to a net increase in the same period of 2006 of $11.6 million. The difference in working capital levels relates primarily to the timing of concentrate shipments from Lucky Friday and Greens Creek, and to increased gold inventory in 2006 in Venezuela.

Investing Activities

Investing activities used $9.0 million in the first quarter of 2007, while providing $37.3 million in the same period last year. The difference between the periods lay primarily in the January 2006 sale of our investment in Alamos Gold, Inc. for $57.4 million, partly offset by net increase in short-term investments of $12.0 million. Capitalized costs in the first quarter of 2007, at $7.9 million, were within $0.1 million of their levels in the same period last year.

Financing Activities

Net cash provided by financing activities in the first quarter of 2007 totaled $2.3 million, $3.5 million higher than use of $1.2 million in the same period a year ago. The two significant differences between the periods were:

•	Higher proceeds from exercise of stock options in 2007 than in 2006.
•	Repayment of our revolving credit facility in the first quarter of 2006, requiring a net $2.0 million in cash.

Our cash balance at March 31, 2007 included $27.4 million held in local currency in Venezuela (based on the official exchange rate of Bolívares (Bs) 2,150 = $1.00). We are able to obtain U.S. dollars through the exchange of negotiable instruments, on which we have incurred foreign exchange losses. In the first quarter of 2007, we obtained $1.8 million in dollars by exchanging the equivalent of $3.2 million at the official exchange rate, incurring exchange losses of $1.4 million at an average exchange rate of Bs 3,878 to $1.00. Because dollars obtained in the first quarter were for operational requirements, exchange losses were allocated to cost of sales; we repatriated no funds to the U.S. At May 8, 2007, the open market exchange rate was approximately Bs. 3,950 to $1.00.

On April 19, 2007, we announced the completion of the transaction to sell our interest in the Hollister Development Block gold exploration project in Nevada to our former partner in the project, Great Basin Gold, Inc., for a total of $60 million, composed of $45 million in cash and $15 million of Great Basin Gold common stock, based on the average closing share price for the 20 trading days prior to the announcement of the transaction. The number of shares of Great Basin Gold stock transferred to Hecla was 7,930,214, which had a current value of $18.6 million as of the close of market on April 18, 2007, the last price prior to the closing of the transaction. We expect to recognize a gain of $63 million in the second quarter of 2007.

We believe that our existing cash, cash equivalents, investments, cash flow from operations, and proceeds from the sale of our interest in the Hollister Development block will be sufficient to support our working capital and investing needs in the foreseeable future. In the event of increased investing activity in the future, whether via capitalization at existing properties or acquisition of new assets, other forms of financing may be used, including:

•	$30.0 revolving credit facility, which expires in September 2008;
•	$275.0 million universal shelf registration statement on Form S-3, available for use through mid-2009; and
•	$175.0 million shelf registration statement on Form S-4, available for use in connection with business combination transactions, with no specific period of lapse.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders and certain capital expenditures and lease arrangements as of March 31, 2007 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Purchase obligations (1)	$7,195	$—	$—	$—	$7,195
Long-term debt (2)	—	—	—	—	—
Commitment fees (2)	225	113	—	—	338
Contractual obligations (3)	6,913	—	—	—	6,913
Operating lease commitments (4)	1,130	2,509	543	—	4,182
Total contractual cash obligations	$15,463	$2,622	$543	$—	$18,628

(1)

Consists of open purchase orders of approximately $3.5 million at the La Camorra unit, $2.0 million at the Lucky Friday unit and $1.6 million at the Greens Creek unit (our 29.73% portion). Included in these amounts are approximately $1.6 million and $1.0 million related to various capital projects at the Lucky Friday and Greens Creek units, respectively.

(2)

In September 2005, we entered into a $30.0 million revolving credit agreement subject to an interest rate of 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%. There was no outstanding balance under the credit agreement at March 31, 2007. Each quarter, we pay a commitment fee at an annual rate of 0.75% of the unused balance. See Note 10 of Notes to the Interim Financial Statements for more information.

(3)

Includes approximately $1.4 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at March 31, 2007 also included approximately $5.4 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.1 million for commitments relating to non-capital items at Greens Creek (our 29.73% share).

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

We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At March 31, 2007, our reserves for these matters totaled $65.3 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to Interim Consolidated Financial Statements.

At March 31, 2007, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2006. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

We believe that our most critical accounting estimates are related to future metals prices, obligations for environmental, reclamation and closure matters, and mineral reserves, as they require us to make assumptions that were highly uncertain at the time the accounting estimates were made, and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. – Risk Factors, metals prices have been historically volatile. While average prices for all four metals we produce have increased for four consecutive years, we have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will remain at their current levels or higher.

Processes supporting valuation of our assets and liabilities that are the most significantly affected by prices include analyses of asset carrying values, depreciation, and deferred income taxes. On at least an annual basis – and more frequently if circumstances warrant – we examine the carrying values of our assets, our depreciation rates, and the valuation allowances on our deferred tax assets. In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the most likely outcome to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances on our deferred tax assets.

Future metals prices also affect our assessment of recoverability of certain accounts receivable. We hold accounts receivable from various mining cooperatives in Venezuela from whom we purchase custom ores and sands. In turn, we provide custom milling services, financing and technical assistance to them. Our assessment of gold prices helps us to assess the future profitability of the cooperatives, which allows us to establish the level of recoverability of receivables from the cooperatives.

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed between us and various regulatory agencies with oversight over the properties. We have estimated our liabilities with the advice of expert counsel and in accordance with appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded in excess of our accruals, our financial results or condition could be materially adversely affected.

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. – Property Descriptions in our annual report filed on Form 10-K for the year ended December 31, 2006. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

We believe there has been no material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A – Risk Factors in our Form 10-K for the year ended December 31, 2006).

Cash

Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends without substantial cost. At March 31, 2007 and December 31, 2006, we held the U.S. dollar equivalent of approximately $27.4 million and $21.6 million, respectively, denominated in the Venezuelan Bolívar (2,150 Bs. to $1.00). Additionally, during the next six months we plan to convert into Venezuelan currency the proceeds of Venezuelan export sales made over the past 180 days, or approximately $32.9 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments on which we have incurred and may incur additional foreign currency losses. During the first quarter of 2007, we exchanged the U.S. dollar equivalent of approximately $3.2 million at the official exchange rate of 2,150 Bs. to $1.00 for $1.8 million at open market exchange rates, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan Bolívares may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela.

Short-term Investments

Our March 31, 2007 short-term investments of $25.8 million, consisting of variable rate demand notes and adjustable rate securities, were subject to changes in market interest rates and were sensitive to those changes. Our short-term investments were subject to a weighted-average interest rate of 5.33% and mature over the next twelve months.

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

Interest-Rate Risk Management

At March 31, 2007, we had no debt outstanding. However, our revolving credit facility, if used, would be subject to changes in market interest rates. For additional information regarding our $30.0 million revolving credit facility, see Note 10 of Notes to Interim Consolidated Financial Statements.

Venezuelan Currency Exchange Rates

Effective January 1, 2007, we implemented a change in our functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. As a result of this change, the U.S. dollar-equivalent value of the non-monetary assets of our Venezuela operations would fluctuate with a change in the official exchange rate of the Bolivar. Implementation of the functional currency change, using the current exchange rate of 2,150 Bolívares to $1.00, resulted in a reduction to net assets of approximately $7.2 million, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. A 10% increase in the official exchange rate would result in an additional reduction to net assets of approximately $4.8 million.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information concerning Currency and Related Risks in Venezuela, refer to the La Camorra Segment discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 1A. There are no material changes to the Risk Factors set forth in Part I, Item 1A in our Form 10-K for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 4, 2007, the following matters were voted on by Hecla’s shareholders:

A.	Election of Three Directors:

	Votes For	Votes Withheld	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting

Ted Crumley	101,190,806	795,479	84.30%	99.23%
Charles B. Stanley	99,873,032	2,113,253	83.20%	97.93%
Terry V. Rogers	101,247,303	738,982	84.34%	99.28%

Item 5.	Other Information

A.   Executive Officer Resignation

On April 9, 2007, Mr. Jay S. Layman, Vice President – Corporate Development, notified us of his resignation, which will be effective on May 9, 2007. In conjunction with the resignation of Mr. Layman, the Employment Agreement between Hecla Mining Company and Mr. Layman will be terminated.

B.   Salaries of Officers

On May 3, 2007, upon recommendations made by the Compensation Committee, the Board of Directors of the Company approved an increase in base salary for each of the Company’s executive officers (in the case of Mr. Phillips S. Baker, Jr., the Company’s Chief Executive Officer, the independent members of the Board approved his salary increase), effective June 1, 2007, as follows:

Annual Salary

Phillips S. Baker, Jr., President & CEO	$400,000
Philip C. Wolf, Senior V.P. – General Counsel	$230,000
Ronald W. Clayton, Senior V.P. – Operations	$215,000
Lewis E. Walde, V.P. & CFO	$183,000
Michael H. Callahan, V.P.	$195,000
Dean W. McDonald, V.P. – Exploration	$180,000
Vicki Veltkamp (Larson), V.P. – Investor Relations	$147,000

C.   Long-Term Performance Payment Plan

We utilize a Long-Term Performance Payment Plan for senior executives and other key employees of the Company. Under the plan, a new performance period begins each calendar year and runs for three years.

In February 2007, the Board approved goals for the Hecla Mining Company Executive Senior Management Long-Term Performance Payment Plan for the 2007 – 2009 plan period (in the case of Mr. Baker, the independent members of the Board approved his goals) as follows:

2007 – 2009 Plan Period

Performance Targets – In general, there should be a continued focus on resource growth and cash contribution generation for the 2007 – 2009 plan period. Emphasis will be placed on resource growth for the plan period by weighting resource growth 75% and cash contribution 25% in determining the value of the incentive award at the conclusion of the 2007 – 2009 plan period. Performance targets have been established for resource growth (i.e. gold, silver and gold equivalent resources) and cash contribution generation from the Company’s resources. Base metals will be included in resource additions at 50% of their equivalent gold value. The goal is to incentivize management to focus on resource growth, production and cost management.

Performance Unit Awards – The Board assigns performance units at the beginning of each three-year plan period. Long-Term Performance units were awarded to all executive officers in February 2007 under the terms of the Long-Term Performance Payment Plan for the 2007 – 2009 plan period (in the case of Mr. Baker, the independent members of the Board approved his award). Upon recommendations made by the Compensation Committee, on May 3, 2007, the Board subsequently amended the previous awards of performance units for the 2007 – 2009 plan period resulting in the following awards:

Adjusted Amount

Phillips S. Baker, Jr.	5,600
Philip C. Wolf	1,750
Ronald W. Clayton	1,750
Lewis E. Walde, V.P. & CFO	1,300
Michael H. Callahan, V.P.	1,300
Dean W. McDonald, V.P. – Exploration	1,300
Vicki Veltkamp (Larson), V.P. – Inv. Relations	1,000

Performance Award Value – As in previous years, the value of performance units can range from $0 to $200 per unit, depending on performance. For the 2007 – 2009 plan, the Company will use the same performance ranges and payout values as previous plan periods. Assuming both targets are met at the 100% level, performance unit terminal value would be $100/unit. In February 2007, the Board approved a payout arrangement where resource growth and cash contribution are addressed separately. For example, assuming both resource growth and cash flow targets are met, the performance award valuation would be as follows:

1.	Resource growth goal @ 100% = $75/performance unit
2.	Cash flow goal @ 100% = $25/performance unit
3.	Total performance award terminal value = $100
4.	Multiplied by number of units awarded an individual participant
5.	Equals total individual participant award

The Long-Term Performance Payment Plan is incorporated herein by reference from Exhibit 10.1(a).

D.   2007 Short-Term Performance Plan

In February 2007, the Board, based on recommendations of the Company’s senior management and the Compensation Committee, established targeted quantitative and non-quantitative goals for corporate performance (in the case of Mr. Baker, the independent members of the Board approved his 2007 goals). For 2007, corporate performance quantitative goals include total gold and silver production, production costs per ounce for silver and gold, cost containment, safety, environmental costs, capital expenditures and resource development goals. Corporate non-quantitative goals include, among other goals, training, explorations and acquisitions and resolving certain legal issues.

The Chief Executive Officer’s performance payment for 2007 will be based solely on corporate performance. The other executive officers’ performance payments will be based 60% upon corporate performance with 40% based upon individual performance.

The Company’s Performance Pay Compensation Plan is incorporated herein by reference from Exhibit 10.1(b).

E.   Change of Control Agreements

On May 3, 2007, the Compensation Committee recommended and the Board approved changes to the current change of control agreement (“Employment Agreement”) with each of our executive officers. The President and Chief Executive Officer and each Vice President currently have a 2-year change of control provision in their Employment Agreement. The Board approved amending such Employment Agreement to change such provision from 2 years to 3 years, and to include annual salary, the higher of target or actual bonus over the past three full years, the higher of target or actual long-term incentive payment over the past three full years, and other benefits, as defined in the Employment Agreement in the calculation of payments.

F.   Compensation of Non-Management Directors

On May 3, 2007, the Board approved an amendment to non-management director compensation. Previously, each non-management director was paid the following: (i) a retainer of $5,000 per calendar quarter; (ii) $3,000 for each Board meeting attended; and (iii) $1,000 for attending any meeting of any committee of the Board. In addition, the chairman of each committee received an additional $1,000 per meeting. In addition, the Chairman of the Board received an additional payment of $20,000 in cash, which was paid in quarterly installments of $5,000 each.

The amendment provides for payments as follows:

(i)	Each non-management director will receive a retainer of $10,000 per calendar quarter, for a total annual retainer of $40,000.

(ii)

Each member of the Audit and Compensation Committee will receive $3,000 per calendar quarter. In addition, the chairman of each of the Audit and Compensation Committee will receive an additional $2,000 per calendar quarter.

(iii)

Each member of the Executive, Technical and Corporate Governance and Directors’ Nominating Committees will receive an additional $2,000 per calendar quarter. In addition, the chairman of each of the Technical and Corporate Governance and Directors’ Nominating Committees will receive an additional $1,000 per calendar quarter.

(iv)	The Chairman of the Board will receive an additional annual retainer of $24,000, to be paid in quarterly installments.

G.   Other Events

On May 4, 2007, the Board declared a regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares. The cash dividend is payable July 1, 2007, to shareholders of record on June 15, 2007.

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

HECLA MINING COMPANY
(Registrant)

Date: May 9, 2007	By	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date: May 9, 2007	By	/s/ Lewis E. Walde
Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – March 31, 2007

Index to Exhibits

2.1

Stock Purchase Agreement among Great Basin Gold Ltd, Rodeo Creek Gold Inc. and Hecla Limited, dated February 20, 2007. Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-8491), and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant, as amended. *

3.2	By-Laws of the Registrant. Filed as exhibit 3.2(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.

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

10.1(a)

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan incorporated by reference herein to Exhibit 10.7(b) to the Company’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005. (1)

10.1(b)

Hecla Mining Company Performance Pay Compensation Plan incorporated by reference herein to Exhibit 10.5(a) to the Company’s Form 10-K for the period ended December 31, 2004, filed on March 16, 2005. (1)

10.4

Stock Purchase Agreement among Great Basin Gold Ltd, Rodeo Creek Gold Inc. and Hecla Limited, dated February 20, 2007. Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2007 (File No. 1-8491), and incorporated herein by reference.

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