Form 10-Q
period 2007-06-30
HECLA MINING CO/DE/
filed 2007-08-08
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77-0664171

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6500 Mineral Drive, Suite 200
Coeur d’Alene, Idaho	83815-9408

(Address of principal executive offices)	(Zip Code)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 7, 2007

Common stock, par value	120,439,587
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2007

INDEX*

*Certain items are omitted as they are not applicable.

Item 1. Financial Statements

Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$96,927	$75,878
Short-term investments and securities held for sale	83,713	25,455
Accounts and notes receivable:
Trade	19,643	19,497
Other, net	10,153	7,150
Inventories, net	15,600	22,305
Deferred income taxes	15,029	11,822
Other current assets	5,111	3,454

Total current assets	246,176	165,561
Investments	9,072	6,213
Restricted cash and investments	16,079	21,286
Properties, plants and equipment, net	118,126	125,986
Other non-current assets	24,290	27,223

Total assets	$413,743	$346,269

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$16,262	$24,238
Accrued payroll and related benefits	13,913	15,036
Accrued taxes	3,802	5,678
Current portion of accrued reclamation and closure costs	9,349	7,365

Total current liabilities	43,326	52,317
Accrued reclamation and closure costs	99,035	58,539
Other non-current liabilities	11,200	10,685

Total liabilities	153,561	121,541

Commitments and contingencies (Notes 2 and 5)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; 157,816 shares issued, liquidation preference - $7,891	39	39
Common stock, $0.25 par value, authorized 400,000,000 shares; issued 2007 – 120,501,742 shares, and issued 2006 – 119,828,707 shares	30,157	29,957
Capital surplus	519,292	513,785
Accumulated deficit	(295,318)	(327,522)
Accumulated other comprehensive income	6,652	8,900
Less treasury stock, at cost; 2007 – 81,375 common shares, and 2006 – 57,333 common shares	(640)	(431)

Total shareholders’ equity	260,182	224,728

Total liabilities and shareholders’ equity	$413,743	$346,269

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Sales of products	$60,100	$56,941	$113,245	$96,731

Cost of sales and other direct production costs	34,138	30,716	63,024	50,626
Depreciation, depletion and amortization	7,504	8,524	15,341	16,671

	41,642	39,240	78,365	67,297

Gross profit	18,458	17,701	34,880	29,434

Other operating expenses:
General and administrative	4,452	3,781	7,636	6,881
Exploration	3,821	5,610	7,885	8,998
Pre-development expense	76	1,955	1,027	3,449
Depreciation and amortization	44	238	224	547
Other operating expense	1,456	983	1,298	1,194
Gain on sale of properties, plants and equipment	(63,798)	(4,420)	(63,827)	(4,420)
Provision for closed operations and environmental matters	45,750	882	46,403	1,597

	(8,199)	9,029	646	18,246

Income from operations	26,657	8,672	34,234	11,188

Other income (expense):
Gain (loss) on sale of investments	—	(6)	—	36,416
Interest income	2,209	1,084	3,658	1,691
Net foreign exchange losses	(6,103)	(41)	(6,123)	(70)
Interest expense	(369)	(236)	(443)	(363)

	(4,263)	801	(2,908)	37,674

Net income before income taxes	22,394	9,473	31,326	48,862
Income tax benefit (provision)	1,943	(258)	1,154	(1,253)

Net income	24,337	9,215	32,480	47,609
Preferred stock dividends	(138)	(138)	(276)	(276)

Income applicable to common shareholders	$24,199	$9,077	$32,204	$47,333

Comprehensive income:
Net income	$24,337	$9,215	$32,480	$47,609
Reclassification of gain on sale of marketable securities included in net income	—	—	—	(36,422)
Unrealized holding gains (losses) on investments	3,949	(188)	4,898	16,495

Comprehensive income	$28,286	$9,027	$37,378	$27,682

Basic and diluted income per common share after preferred dividends	$0.20	$0.08	$0.27	$0.40

Weighted average number of common shares outstanding - basic	120,307	119,266	120.120	118,999

Weighted average number of common shares outstanding - diluted	120,818	119,673	120,628	119,427

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended

	June 30, 2007	June 30, 2006

Operating activities:
Net income	$32,480	$47,609
Non-cash elements included in net income:
Depreciation, depletion and amortization	15,569	17,218
Gain on sale of investments	—	(36,416)
Gain on disposition of properties, plants and equipment	(63,827)	(4,420)
Provision for inventory obsolescence	612	1,326
Gain on sale of royalty interests	—	(341)
Provision for reclamation and closure costs	44,867	198
Stock compensation	2,778	1,767
Provision for deferred taxes	(3,207)	—
Other non-cash charges, net	—	186
Change in assets and liabilities:
Accounts and notes receivable	(3,043)	1,277
Inventories	5,836	1,772
Other current and non-current assets	3,270	(3,171)
Accounts payable and accrued liabilities	(6,941)	1,915
Accrued payroll and related benefits	(938)	446
Accrued taxes	(1,873)	476
Accrued reclamation and closure costs and other non-current liabilities	(1,200)	(1,233)

Net cash provided by operating activities	24,383	28,609

Investing activities:
Additions to properties, plants and equipment	(16,329)	(14,186)
Proceeds from sale of investments	—	57,441
Proceeds from disposition of properties, plants and equipment	45,000	4,368
Purchase of equity securities	(181)	—
Decrease (increase) in restricted cash	3,213	(515)
Purchase of short-term investments and securities held for sale	(62,825)	(37,210)
Maturities of short-term investments and securities held for sale	25,345	22,010

Net cash (used in) provided by investing activities	(5,777)	31,908

Financing activities:
Common stock issued under stock option plans	2,927	2,331
Dividends paid to preferred shareholders	(276)	(276)
Purchase of treasury shares	(208)	(313)
Borrowings on debt	—	4,060
Repayments on debt	—	(7,060)

Net cash provided by (used in) financing activities	2,443	(1,258)

Net increase in cash and cash equivalents	21,049	59,259
Cash and cash equivalents at beginning of period	75,878	6,308

Cash and cash equivalents at end of period	$96,927	$65,567

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.	Basis of Preparation of Financial Statements

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

Cash

          At June 30, 2007 and December 31, 2006, we held the U.S. dollar equivalent of approximately $24.4 million and $21.6 million, respectively, denominated in Venezuelan Bolívares at the official exchange rate of 2,150 Bolívares to $1.00. Additionally, we intend to convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $15.8 million, over the remainder of 2007. Exchanging our cash held in local currency into U. S. dollars can be done through specific governmental programs that have been limited and slow, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we would likely incur foreign currency losses. Although we are currently making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any conversions may result in losses when and if in the future we decide to distribute money outside Venezuela. In the first six months of 2007, we converted Bolívares at the equivalent of $26.7 million at the parallel exchange rate to $15.2 million through negotiable instruments, incurring foreign exchange losses on the difference.

Short-term Investments and Securities Held for Sale

          Investments at June 30, 2007 and December 31, 2006 consisted of the following (in thousands)

	June 30, 2007	December 31, 2006

Adjustable rate securities	$35,600	$20,350
Marketable equity securities (cost $18,903)	20,778	—
Agency securities	14,345	—
Variable rate demand notes	12,990	5,105

	$83,713	$25,455

          Adjustable rate securities, agency securities and variable rate demand notes are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. The $20.8 million marketable equity securities balance at June 30, 2007 represents 7.9 million shares of Great Basin Gold, Inc. stock, which were transferred to us upon the sale of the Hollister Development Block gold exploration project interest to Great Basin Gold in April 2007. Marketable equity securities are carried at fair market value. See Note 12 for further discussion on the Hollister sale.

Non-current Investments

          At June 30, 2007 and December 31, 2006, the fair market value of our non-current investments was $9.1 million and $6.2 million, respectively. The cost of these investments, representing equity securities, was approximately $1.1 million and $1.3 million, respectively.

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $16.1 million at June 30, 2007, and $21.3 million at December 31, 2006, including $8.7 million restricted for reclamation funding for the Greens Creek joint venture. In June 2007, we received proceeds from the Venezuelan government of $4.3 million (plus interest) that we posted in 2004 to prevent an embargo related to an income tax matter questioned by Venezuelan taxing authorities. For further discussion, see the discussion of Venezuelan Litigation in Note 5 of Notes to Consolidated Financial Statements.

Note 3.	Income Taxes

          For the three and six months ended June 30, 2007, we recorded $2.0 million and $1.2 million, respectively, of income tax benefit primarily from the reversal of valuation allowance of $3.2 million on net deferred tax assets, reduced by tax provisions of $1.2 million and $2.0 million, respectively, for the second quarter and first six months of 2007 for U.S. alternative minimum tax and foreign withholding taxes. For the three and six months ended June 30, 2006, we recorded $0.3 million and $1.3 million tax provisions, respectively, primarily for U.S. alternative minimum tax and foreign withholding taxes payable.

          The Company recorded amortization of its net deferred tax asset of approximately $3.4 million and $5.6 million, respectively, for the second quarter and first six months of 2007. Pursuant to the requirements of Financial Accounting Standard Board (“FASB”) Statement 109, the Company reassessed its estimate of the realization of its net deferred tax asset as of June 30, 2007, considering the favorable change in the current economic conditions affecting the Company. This reassessment resulted in a further reduction in the valuation allowance against its deferred tax assets for projected tax loss utilization in future periods. This reduction in valuation allowance is recorded in the quarter in which the change in judgment occurs, or the quarter ended June 30, 2007. The net result of the quarterly amortization and the further reduction of valuation allowance is $3.2 million.

          The income tax provisions for the three and six months of 2007 and 2006 vary from the amount that would have resulted from applying the statutory income tax rate to pretax income primarily due to utilization of U.S. tax net operating loss carry-forwards.

          On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. No FIN 48 change occurred to produce a significant impact on the Company’s results of operations or financial position for the quarter and six months ended June 30, 2007.

Note 4.	Inventories

          Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Concentrates, doré, bullion, metals in transit and other products	$4,989	$10,009
Materials and supplies	10,611	12,296

	$15,600	$22,305

          The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are currently required to sell 15% of our production within the country. In the second quarter and first six months of 2007 approximately 15,443 and 31,318 ounces, respectively, had been sold in the local market. Approximately 8,900 gold ounces were sold in Venezuela during the second quarter and first six months of 2006.

Note 5:	Commitments and Contingencies

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

          In 1994, we entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the Bunker Hill Decree. ASARCO is in default of its obligations under the cost-sharing agreement and consequently in August 2005, we filed a lawsuit against ASARCO in Idaho State Court seeking amounts due us for work completed under the Decree. Additionally, we have claimed certain amounts due us under a separate agreement related to expert costs incurred to defend both parties with respect to the Basin litigation in Federal District Court, discussed further below. After we filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay is in effect for our claims against ASARCO. We are unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and have asserted our claims in the context of the bankruptcy proceeding.

          In December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September notice stated that it was not a formal demand and invited us to discuss or comment on the matter. In the second quarter of 2007, we were able to identify certain costs submitted by the EPA that we believe it is probable that we may have liability within the context of the consent decree, and accordingly, in June of 2007, we estimated the range of our potential liability to be between $2.7 million and $6.8 million, and accrued the minimum of the range as we believed no amount in the range was more likely than any other. We will continue to assess the materials relating to the alleged costs sent to us and to discuss the matter with the EPA. If we are unable to reach a satisfactory resolution, we anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to further increase our expenditures and/or accrual relating to the Bunker Hill site.

          The accrued liability balance at June 30, 2007 relating to the Bunker Hill site was $4.2 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to us by the agency. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.5 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the superfund site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

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

          In May 1998, the EPA announced that it had commenced a Remedial Investigation/Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359.0 million Basin-wide clean-up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.

          During 2000 and 2001, we were involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, we have resumed efforts to explore possible settlement of these and other matters, but it is not possible to predict the outcome of these efforts.

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

          In 2003, we estimated the range of potential liability for remediation in the Basin to be between $18 million and $58 million and accrued the minimum of the range, as we believed no amount in the range was more likely than any other amount at that time. In the second quarter of 2007, we determined that the cash payment approach to estimating our potential liability used in 2003 was not reasonably likely to be successful, and changed to an approach of estimating liability through the implementation of actual remediation in portions of the Basin. Accordingly, we finalized an upper Basin cleanup plan, including a cost estimate, and reassessed our potential liability for remediation of other portions of the Basin, which caused us to increase our estimate of potential liability for Basin cleanup to the range of $60.0 million to $80.0 million. Accordingly, as of June 2007, we recorded an additional provision of $42.0 million, which increased our total liability for remediation in the Basin from $18.0 million to $60.0 million, the low end of the estimated range of liability, with no amount in the range being more likely than any other amount. The liability is not discounted, as the timing of expenditures is uncertain, but is expected to occur over the next 20 to 30 years.

          In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of June 30, 2007, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at June 30, 2007, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including but not limited to information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2007, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of June 30, 2007, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Independence Lead Mines Litigation

          In March 2002, Independence Lead Mines Company (“Independence”), notified us of certain alleged defaults by us under a 1968 lease agreement relating to the Gold Hunter area (also known as the DIA properties) of our Lucky Friday unit. Independence alleged that we violated the “prudent operator obligations” implied under the lease by undertaking the Gold Hunter project and violated certain other provisions of the Agreement with respect to milling equipment and calculating net profits and losses. Under the lease agreement, we have the exclusive right to manage, control and operate the DIA properties. Independence holds an 18.52% net profits interest under the lease agreement that is payable after we recoup our investments in the DIA properties. In addition, after we recoup our investment, Independence has two years within which to elect to convert its net profits interest into a working interest.

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

          In December 2006, Independence filed a lawsuit in the United States District Court for the District of Idaho seeking monetary damages and injunctive relief. Independence alleges that the April 2006 decision by the Idaho Supreme Court violated their civil rights and their constitutional right to due process, and also alleges that we engaged in mail fraud and securities fraud during the term of the lease. We have moved to dismiss the lawsuit, and we believe we will prevail and be able to continue to operate under the lease.

          In January 2007, Independence filed an action in Idaho State District Court for Shoshone County seeking rescission of the lease based upon the theory of mutual mistake. We responded to the lawsuit with a motion to dismiss. In May 2007, the court issued a decision that found in our favor and dismissed the plaintiff’s complaint on the merits and with prejudice. In addition, the court awarded us costs and attorney’s fees. Independence has appealed the judgment against it to the Idaho Supreme Court.

Creede, Colorado, Litigation

          In February 2007, Wason Ranch Corporation (“Wason”) filed a complaint in Federal District Court in Denver, Colorado, against us, Homestake Mining Company of California, and Chevron USA Inc. (successor in interest to Chevron Resources Company) (collectively the “defendants”). The suit alleges violations of the Resource Conservation and Recovery Act (“RCRA”) by each of the defendants. In May 2007, Wason amended its complaint to add state tort law claims against us and defendant Ty Poxon. The suit alleges damage to Wason’s property by each defendant. The suit also alleges violations of the Clean Water Act (“CWA”) by us and Homestake Mining Company of California. The suit alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment, including the plaintiff’s property, in violation of RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We intend to vigorously defend this lawsuit. We believe that the ultimate outcome of this matter will not have a material effect on the results of our operations or financial position.

Venezuela Litigation

          Our wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”) was involved in litigation in Venezuela with SENIAT, the Venezuelan tax authority, concerning alleged unpaid tax liabilities that predate our purchase of the La Camorra mine from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch assumed defense of and responsibility for the pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolívar City, state of Bolívar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court retained the $4.3 million pending settlement of the tax liabilities.

          In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case. The terms of the agreement provided that MHV would pay approximately $0.8 million in exchange for release of the alleged tax liabilities. MHV paid the $0.8 million in August 2006. This agreement was validated by the Tax Court that was hearing the case in March 2007. In a separate agreement, Monarch agreed to reimburse MHV for all amounts expended in settling the case, including response costs, through a reduction in MHV’s royalty obligations to Monarch. In June 2007, the Tax Court released to MHV the deposit plus interest. MHV subsequently paid $0.8 million to Monarch in settlement of MHV’s royalty obligations less the legal costs and fees that Monarch was obligated to pay in accordance with the prior settlement. This matter is now resolved.

La Camorra Shaft Construction Arbitration

          During 2005, we disputed certain costs pertaining to the construction of the production shaft at the La Camorra mine. Pursuant to the construction agreement, we submitted the matter to arbitration. The contractor claimed $7.0 million of construction costs owed, and we claimed approximately $2.9 million in damages against the contractor for various claims and back charges. In 2006 the parties participated in non-binding mediation but were unable satisfactorily to resolve the matter. In January 2007, the parties met and resolved the matter resulting in a dismissal of the arbitration and all claims by each party against the other. This matter is now resolved.

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

Other Commitments

          Our contractual obligations as of June 30, 2007 included approximately $1.2 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at June 30, 2007 also included approximately $3.9 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.2 million for commitments relating to non-capital items at Greens Creek (our 29.73% share). In addition, our commitments relating to open purchase orders at June 30, 2007 included approximately $1.6 million and $1.3 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $3.8 million and $0.9 million, respectively, for various non-capital costs.

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

Note 6.	Income per Common Share

          We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 120,501,742 shares were issued at June 30, 2007.

          For the three- and six-month periods ended June 30, 2007 and 2006, there were no differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006 (thousands, except per-share amounts):

	Three Months Ended June 30,

	2007			2006

	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount

Income before preferred stock dividends	$24,337			$9,215
Less: Preferred stock dividends	(138)			(138)

Basic income applicable to common shareholders	$24,199	120,307	$0.20	$9,077	119,266	$0.08
Effect of dilutive securities	—	511	—	—	407	—

Diluted income per common share	$24,199	120,818	$0.20	$9,077	119,673	$0.08

	Six Months Ended June 30,

	2007			2006

	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount

Income before preferred stock dividends	$32,480			$47,609
Less: Preferred stock dividends	(276)			(276)

Basic income applicable to common shareholders	$32,204	120,120	$0.27	$47,333	118,999	$0.40
Effect of dilutive securities	—	508	—	—	428	—

Diluted income per common share	$32,204	120,628	$0.27	$47,333	119,427	$0.40

          Diluted income per share for the three and six months ended June 30, 2007 and 2006 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

          Options to purchase 560,000 shares of our common stock and 119,000 restricted share unit awards were not included in the computation of diluted earnings per share in the three- and six-month periods ended June 30, 2007 because the exercise price of the options and share units exceeded the average price of our stock during the periods. Similarly, in the three months ended June 30, 2006, 1,663,000 options were excluded, while in the six-month period ended June 30, 2006, 1,825,000 options were excluded.

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

          The following tables present information about reportable segments for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net sales to unaffiliated customers:
Lucky Friday	$21,981	$11,704	$38,832	$21,225
Greens Creek	22,450	14,125	38,699	27,910
La Camorra	15,669	31,065	35,714	46,641
San Sebastian	—	47	—	955

	$60,100	$56,941	$113,245	$96,731

Income from operations:
Lucky Friday	$11,649	$4,353	$19,129	$7,325
Greens Creek	11,930	6,818	20,246	13,556
La Camorra	(7,626)	4,050	(6,510)	4,265
San Sebastian	(2,339)	(1,820)	(4,168)	(3,539)
Other	13,043	(4,729)	5,537	(10,419)

	$26,657	$8,672	$34,234	$11,188

          The following table presents identifiable assets by reportable segment as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006

Identifiable assets:
Lucky Friday	$42,439	$33,118
Greens Creek	70,962	71,560
La Camorra	93,606	105,912
San Sebastian	4,695	4,558
Other	202,041	131,121

	$413,743	$346,269

Note 8.	Employee Benefit Plans

          We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,

	Pension Benefits		Other Benefits

	2007	2006	2007	2006

Service cost	$228	$187	$1	$5
Interest cost	849	756	15	45
Expected return on plan assets	(1,505)	(1,334)	—	—
Amortization of prior service cost	116	91	—	(2)
Amortization of net (gain) loss	(7)	11	(14)	(13)
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost (income)	$(319)	$(289)	$2	$35

	Six Months Ended June 30,

	Pension Benefits		Other Benefits

	2007	2006	2007	2006

Service cost	$455	$373	$3	$9
Interest cost	1698	1,513	30	90
Expected return on plan assets	(3,010)	(2,668)	—	—
Amortization of prior service cost	231	183	(1)	(3)
Amortization of net (gain) loss	(13)	22	(29)	(26)
Amortization of transition obligation	—	—	—	—

Net periodic benefit cost (income)	$(639)	$(577)	$3	$70

          We do not expect to contribute to the pension plans during 2007.

Note 9.	Share-Based Compensation Plans

          On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123R”), which requires the measurement of the costs of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.

          On May 3, 2007 the board of directors granted, under already existing plans, 559,500 stock options vesting on the grant date. The grant-date exercise price of the stock options is $8.66. The options expire 5 years after grant.

          We measure the fair value of compensation cost for stock options issued pursuant to our plan using the Black-Scholes options pricing model. Stock option grants generally vest immediately, however, grants to individual executives upon hiring vest over a defined service period, with cost amortized over that period. The fair value of the stock options granted during 2007 was estimated using the following assumptions:

Grant Date	Expired Life	Expected Volatility	Risk-Free Interest Rate	Grant Date Fair Value per Option
May 03, 2007	3.10 years	45%	4.61%	3.11

          On May 3, 2007 the board of directors also granted 42,880 restricted stock units that vested on June 15, 2007, and 114,300 restricted stock units that vest in May 2008.

          Share-based compensation expense for stock option and restricted stock unit grants recorded in the first six months of 2007 totaled $2.8 million, up from $1.8 million in the same period last year. The increase resulted from a larger pool of employees receiving share-based compensation, along with a higher price for our stock that increased the fair values of grants. No share-based compensation grants were made in the first quarter of 2007, and grants were not material in the first quarter of the prior year.

Note 10.	Long-term Debt and Credit Agreement

          In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In September 2006, we amended and extended the agreement one year. Amounts borrowed under the credit agreement will be available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our indirect wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At June 30, 2007, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

Note 11.	Developments in Accounting Pronouncements

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in our December 31, 2008 financial statements. We have not yet determined the effect that adoption of SFAS 159 may have on our results of operations or financial position.

          In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, which will become effective in our December 31, 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

Note 12.	Hollister Sale

          In April 2007, we completed the sale of our interest in the Hollister Development Block gold exploration project in Nevada to our former partner, Great Basin Gold, Inc., for $45 million in cash and $15 million in Great Basin Gold common stock, based on the average closing share price for the 20 trading days prior to the announcement of the transaction. The number of shares of Great Basin Gold stock transferred to Hecla was 7,930,214, which had a current value of $18.6 million as of the close of market on April 18, 2007, the last price prior to the closing of the transaction. We spent approximately $31.6 million to develop an underground ramp and conduct underground exploration at Hollister toward meeting the requirements of an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold, and most of these costs were treated as exploration and pre-development expense as incurred. As a result of the sale, we recognized a pre-tax gain of $63.8 million in the second quarter of 2007.

Note 13.	Change in Functional Currency for Venezuelan Operations

          Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52 (“SFAS 52”). In accordance with SFAS 52, the balance sheet for our Venezuelan operations was recalculated as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívares to $1.00, the fixed, official exchange rate. We have used the official exchange rate pursuant to guidance from the American Institute of Certified Public Accountant’s s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously translated at historical exchange rates, has been significantly reduced, with a translation adjustment recorded to equity as a component of accumulated other comprehensive income. The functional currency change resulted in a reduction of approximately $7.2 million in the carrying value of net assets, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income, which is included as a component of shareholders’ equity on our balance sheet. Further discussion of the functional currency change, including a summary of how the functional currency indicators listed in SFAS 52 have been affected by recent changes in the economic facts and circumstances influencing our Venezuelan operations, can be found in Note 17 – Subsequent Events of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2006.

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

Overview

          Hecla Mining Company has provided precious and base metals to the U.S. economy and worldwide since its incorporation in 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

          We produce both metal concentrates, which we sell to custom smelters, and unrefined gold bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into four segments that encompass our operating units and significant exploration interests:

•	The Lucky Friday unit;

•	The Greens Creek unit;

•	The La Camorra unit and various exploration activities in Venezuela; and

•	The San Sebastian unit and various exploration activities in Mexico.

          The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia. We sold our interest in the Hollister Development Block in April 2007 (For further discussion, see the Note 12 of Notes to the Interim Consolidated Financial Statements).

          Our current business strategy is to focus our financial and human resources in several areas:

•	Expanding our proven and probable reserves, and production capacity, at operating or formerly-operating properties;

•

Investing in the generation of new exploration projects in the vicinities of four world-class mining districts we believe to be under-explored and under-invested, which are: North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District, the world’s most prolific silver-producing district near Durango, Mexico, Alaska’s Admiralty Island located offshore of Juneau, and the geologically rich gold mining region in eastern Venezuela; and

•	Seeking opportunities to capitalize on the recent increase in investment in mining properties and companies through acquisition.

We believe our growth plans are credible due to our financial capability, which includes:

•	Cash balance of $96.9 million and current investments of $83.7 million at June 30, 2007;

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

•	A $30.0 million revolving credit agreement, with no amount outstanding at June 30, 2007.

    During 2007, we anticipate production of approximately 6.0 million ounces of silver and between 115,000 to 120,000 ounces of gold.

Results of Operations

          For the second quarter and first six months of 2007, we recorded income applicable to common shareholders of $24.2 million and $32.2 million ($0.20 and $0.27 per common share, respectively), compared to income applicable to common shareholders of $9.2 million and $47.3 million ($0.08 and $0.40 per common share) during the same periods in 2006. The following factors resulted in the improved results for the second quarter of 2007, and positively impacted the results for the first six months of 2007, compared to the same periods in 2006:

•

The sale of our interest in the Hollister Development Block gold exploration project in April 2007, which resulted in a pre-tax gain of $63.8 million (See Note 12 of Notes to the Interim Consolidated Financial Statements for further discussion).

•

Increased gross profit at our Lucky Friday and Greens Creek units, by $7.1 million and $5.0 million, respectively, for the second quarter of 2007, and by $11.7 million and $6.5 million, respectively, for the first six months of 2007, compared to the same 2006 periods (see the Lucky Friday Segment and Greens Creek Segment sections below).

•	Increased average prices for all metals produced at our operations, illustrated by the following table comparing the average prices for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Silver – London PM Fix ($/ounce)	$13.34	$12.28	$13.33	$10.99
Gold – London PM Fix ($/ounce)	$667	$627	$659	$591
Lead – LME Final Cash Buyer ($/pound)	$0.99	$0.50	$0.90	$0.53
Zinc – LME Final Cash Buyer ($/pound)	$1.66	$1.49	$1.62	$1.26

          The factors above, which positively impacted our 2007 operating results, were partially offset by the items listed below, when comparing 2007 and 2006 second quarter results. The following factors also contributed to the decrease in income applicable to common shareholders for the six months ended June 30, 2007, compared to the first six months of 2006:

•

Recognition of $44.7 million to increase our current estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site. During the second quarter of 2007, we finalized a proposed multi-year clean-up plan for the upper portion of the Coeur d’ Alene Basin, together with an estimate of related costs to implement the plan. Based on that work and a reassessment of our potential liabilities in the Basin, we increased our accural for remediation in the Basin by $42 million. We also accrued an additional $2.7 million for the remaining Bunker Hill Superfund Site work. For additional discussion, see Bunker Hill Superfund Site and Coeur d’Alene River Basin Environmental Claims in Note 5 of Notes to Consolidated Financial Statements.

•

Decreased gross profit at our La Camorra unit, by $11.4 million and $12.7 million, respectively, for the second quarter and first six months of 2007, compared to the same periods in 2006 (see the La Camorra Segment section below).

•	The sale of our Noche Buena gold exploration property in Mexico during April 2006, generating a $4.4 million pre-tax gain.

          The decrease in results reported for the first six months of 2007, compared to the same 2006 period, is also attributed to the sale of our investment in Alamos Gold, Inc. in January 2006, for $57.4 million in cash proceeds, generating a pre-tax gain of $36.4 million.

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Sales	$21,981	$11,704	$38,832	$21,225
Cost of sales and other direct production costs	(9,169)	(6,208)	(17,412)	(11,893)
Depreciation, depletion and amortization	(977)	(820)	(1,914)	(1,493)

Gross profit	$11,835	$4,676	$19,506	$7,839

Tons of ore milled	83,571	65,703	168,419	129,427
Silver ounces produced	804,117	742,125	1,656,230	1,368,917
Lead tons produced	4,852	4,092	9,598	7,686
Zinc tons produced	2,060	1,374	4,105	2,406
Silver ounces per ton	10.45	12.29	10.70	11.66
Lead percent	6.28	6.77	6.21	6.56
Zinc percent	3.14	2.89	3.14	3.14
Total cash cost per silver ounce (1)	$(0.72)	$4.97	$0.56	$5.13
By-product credits	$13,335	$6,370	$23,967	$11,371
By-product credit per silver ounce	$16.59	$8.58	$14.47	$8.31

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $7.1 million and $11.7 million increases in operating income for the second quarter and first six months of 2007, compared to the same 2006 periods, respectively, resulted primarily from higher average metals prices and increased production, partially offset by lower silver and lead ore grades. Full production on the 5900 level expansion was reached in the fourth quarter of 2006, and approximately 809,000 and 1,559,000 ounces of silver were mined from the 5900 level expansion area during the second quarter and first six months of 2007. Upgrades to the mill completed in 2006 have allowed for increased capacity and created operating efficiencies that, when coupled with the increased production from the 5900 level, increased tons of ore milled by 27% and 30% for the for the three-month and six-month periods ended June 30, 2007, compared to the same periods in 2006.

          The 114% and 89% improvements in total cash costs per silver ounce in the second quarter and first six months of 2007, compared to the same 2006 periods, are attributed to higher by-product credits resulting from increased average lead and zinc prices and production. Mining at wider strike lengths and wider faces at the Lucky Friday has allowed us to take advantage of the high base metal prices. Ore was mined at greater widths to include stringers that give us access to zinc that otherwise would not be mined. This results in an economic benefit, but also temporarily lowers the silver grade below life-of-mine reserve levels, as anticipated, and delays some silver production to later periods. Increased productivity and lower transportation costs, due to increased production from the 5900 level, have also contributed to the improved total cash cost per ounce. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

The Greens Creek Segment

          The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts, and reflect our 29.73% share):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Sales	$22,450	$14,125	$38,699	$27,910
Cost of sales and other direct production costs	(8,220)	(5,234)	(13,991)	(10,255)
Depreciation, depletion and amortization	(2,099)	(1,779)	(4,230)	(3,722)

Gross profit	$12,131	$7,112	$20,478	$13,933

Tons of ore milled	48,466	51,505	102,820	103,394
Silver ounces produced	688,623	520,750	1,393,551	1,134,844
Gold ounces produced	4,497	3,750	9,349	8,478
Zinc tons produced	3,951	3,689	8,553	8,226
Lead tons produced	1,437	1,196	2,992	2,811
Silver ounces per ton	18.19	13.73	17.23	14.63
Gold ounces per ton	0.133	0.116	0.131	0.124
Zinc percent	9.13	8.37	9.34	9.18
Lead percent	3.75	3.11	3.66	3.55
Total cash cost per silver ounce (1)	$(3.45)	$(2.28)	$(4.04)	$(1.74)
By-product credits	$13,359	$11,017	$27,559	$21,343
By-product credit per silver ounce	$19.40	$21.16	$19.78	$18.81

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The 71% and 47 % increases in gross profit during the second quarter and first six months of 2007, respectively, compared to the same 2006 periods, were primarily the result of higher average metals prices, partially offset by increased production costs due to a shortage of qualified miners, the use of contract labor, and higher diesel prices.

          The Greens Creek operation is currently powered by diesel generators and production costs have been significantly affected by increasing fuel prices. However, infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. AEL&P has agreed to supply its excess power to Greens Creek, which will replace an estimated 23% to 35% of the diesel-generated power through 2008. Completion of a new hydroelectric plant by AEL&P is anticipated by 2009, at which time it is estimated they will supply 95% of Greens Creek power. This project is anticipated to reduce production costs at Greens Creek in the future.

          The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $29.3 million at June 30, 2007, of which our 29.73% portion was $8.7 million, and $28.6 million at December 31, 2006, of which our 29.73% portion was $8.5 million.

          The 51% and 132% improvements in total cash cost per ounce for the second quarter and first six months of 2007, respectively, compared to 2006, are attributable to increased by-product credits, as 2007 zinc, lead and gold prices have continued to exceed prices during the same 2006 period, partially offset by higher production costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

          The recent increase in the price of zinc changed the balance of revenue for Greens Creek, so that zinc competed with silver for the largest portion of revenue during the second quarter and first six months of 2007. We will continue to monitor the relationship of revenue contribution among the metals produced from Greens Creek, however, until zinc sustains its high price relative to silver for a longer period, we continue to view silver as our primary product.

          We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices.

The La Camorra Segment

          The following is a comparison of the operating results and key production statistics of our Venezuelan operations, which include the La Camorra mine, a custom milling business and Mina Isidora, where full production levels were reached in the third quarter of 2006 (dollars are in thousands, except per ton and per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	$15,669	$31,065	$35,714	$46,641
Cost of sales and other direct production costs	(16,749)	(19,274)	(31,620)	(27,572)
Depreciation, depletion and amortization	(4,427)	(5,925)	(9,197)	(11,456)

Gross profit (loss)	$(5,507)	$5,866	$(5,103)	$7,613

Tons of ore processed	37,430	60,832	98,059	115,379
Gold ounces produced	21,546	38,399	53,025	76,019
Gold ounces per ton	0.758	0.699	0.558	0.700
Total cash cost per gold ounce (1)	$577	$340	$514	$348

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The reduction in gross profit for the second quarter and first six months of 2007, compared to the same periods in 2006, primarily resulted from the following:

•

Decreased production from Mina Isidora due to a temporary suspension of operations there during the second quarter of 2007. A road blockade in early May disrupted access to Mina Isidora and impacted gold production. The issues with the community and a small number of employees resulting in the blockade have been resolved, which primarily consisted of Hecla continuing its program of improving local infrastructure. Operations at the mine were restored in July, and gold doré pours are expected to resume in the first half of August 2007.

•

Escalating labor, commodity and transportation costs. The higher transportation costs are related to haulage of ore mined from Mina Isidora and ore purchased from small third-party mining operations to our milling facility located approximately 70 miles from Mina Isidora.

•

Reduced production from the La Camorra mine due to mining at greater depths, lower productivity, lower gold grades, and reduced reserves. We reached the end of the currently known mine life at the La Camorra mine in June 2007, and production from the La Camorra unit has transitioned primarily to Mina Isidora.

•

$0.9 million and $1.3 million in expense recognized during the second quarter and first six months of 2007 related to voluntary termination of personnel at the La Camorra mine (see further discussion below).

          In order to mine more efficiently at greater depths and potentially develop further proven and probable reserves, we made the decision in 2003 to construct a production shaft at the La Camorra mine, which was placed into service during the third quarter of 2005. However, proven and probable ore reserves continued to decrease at the La Camorra mine since 2005, as it exhibited lower ore grades, and no significant results have been returned from drilling in the La Camorra vicinity. As a result, reduced production levels from the La Camorra mine continued, and we reached the end of the known mine life there in June 2007. Depreciation expense related to the shaft has negatively affected gross profit for the La Camorra unit since it was commissioned, and continued to do so until the shaft was depreciated to its salvage value in the second quarter of 2007. We have applied for permits in order to continue exploration activity on concessions surrounding the La Camorra mine during 2007. In addition to the results produced by our exploration programs, assessment of our longer-term plans at the La Camorra mine will be impacted by the degree of success of our plan to reduce the workforce there by approximately 200 workers through voluntary termination incentives in 2007, at a total cost of approximately $3.5 million to operations.

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

Functional Currency for Venezuelan Operations

          Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52 (“SFAS 52”). The functional currency change resulted in a reduction of approximately $7.2 million in the carrying value of net assets, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. Further discussion of the functional currency change can be found in Note 13 of Notes to the Interim Consolidated Financial Statements.

Business Risks in Venezuela

          Currency and Related Risks

          The Venezuelan Criminal Exchange Law imposes strict criminal and economic sanctions on the exchange of Venezuelan currency with other foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in Bolívares, at the official rate of 2,150 Bolívares to $1.00, that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $21.6 million at December 31, 2006, to $24.4 million at June 30, 2007. Additionally, during the next six months we intend to convert into Venezuelan currency the proceeds from Venezuelan export sales made over the past 180 days, or a total value of approximately $15.8 million. During the first half of 2007, we exchanged the U.S. dollar equivalent of approximately $26.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $15.2 million, at an open market exchange rate of Bolívares 3,781 to $1.00, incurring a foreign exchange loss for the difference. Although we are making the appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. At August 7, 2007, the open market exchange rate was approximately Bolívares 4,280 to $1.00.

          SENIAT Litigation

          Our indirect wholly owned subsidiary, Minera Hecla Venezolana, C.A. (“MHV”) was involved in litigation in Venezuela with SENIAT, the Venezuelan tax authority, concerning -27- alleged unpaid tax liabilities that predate our purchase of the La Camorra mine from Monarch Resources Investments Limited (“Monarch”) in 1999. Pursuant to our Purchase Agreement, Monarch assumed defense of and responsibility for the pending tax case in the Superior Tax Court in Caracas. In April 2004, SENIAT filed with the Third Superior Tax Court in Bolívar City, state of Bolívar, an embargo action against all of MHV’s assets in Venezuela to secure the alleged unpaid tax liabilities. In order to prevent the embargo, in April 2004, MHV made a cash deposit with the Court for the dollar equivalent of approximately $4.3 million, at exchange rates in effect at that time. In June 2004, the Superior Tax Court in Caracas ordered suspension and revocation of the embargo action filed by SENIAT, although the Court retained the $4.3 million pending settlement of the tax liabilities.

          In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case. The terms of the agreement provided that MHV would pay approximately $0.8 million in exchange for release of the alleged tax liabilities. MHV paid the $0.8 million in August 2006. This agreement was validated by the Tax Court that was hearing the case in March 2007. In a separate agreement, Monarch agreed to reimburse MHV for all amounts expended in settling the case, including response costs, through a reduction in MHV’s royalty obligations to Monarch. In June 2007, the Tax Court released to MHV the deposit plus interest. MHV subsequently paid $0.8 million to Monarch in settlement of MHV’s royalty obligations less the legal costs and fees that Monarch was obligated to pay in accordance with the prior settlement. This matter is now resolved.

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

The San Sebastian Segment

          We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit during the fourth quarter of 2005. However, significant exploration efforts have continued during 2006 and 2007 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold 340 square miles of contiguous concessions. We incurred $1.8 million and $3.1 million in exploration expenses during the second quarter and first six months of 2007, respectively, compared to $1.3 million and $2.5 million in the same periods for 2006.

          The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts. Sales reported for the first quarter of 2006 totaling $0.9 million represent final settlement payments received on prior period dorè shipments.

Corporate Matters

Other significant variances affecting our results for the second quarter and first six months of 2007, as compared to the same periods in 2006, were as follows:

•

Higher general and administrative expenses, by $0.7 million and $0.8 million for the three and six month-periods ended June 30, 2007, primarily the result of increased staffing and incentive compensation expenses.

•

Overall decreases in exploration expense of $1.7 million and $1.1 million for the second quarter and first six months of 2007, due primarily to the sale of the Hollister Development Block project (see the Note 12 of Notes to the Interim Financial Statements for further information), partially offset by increased activity at our San Sebastian unit in Mexico, the addition of our new office in Vancouver, British Columbia, and an exploration program to generate new projects underway in North Idaho’s Silver Valley.

•

Lower pre-development expense, by $1.8 million and $2.4 million for the second quarter and first half of 2007, as a result of the Hollister sale discussed in Note 12 of Notes to the Interim Financial Statements.

•

Net foreign exchange losses of $6.1 million recognized in the second quarter of 2007. The net losses primarily resulted from the repatriation of cash from Venezuela, partially offset by $2.7 million in transaction gains on local gold sales in Venezuela.

•	Increased interest income, by $1.1 million for the second quarter and $2.0 million for the first six months of 2007, due to higher invested cash and investment balances and higher interest rates.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our silver operations (the Lucky Friday and Greens Creek units) and gold operations (the La Camorra unit only), for the three and six months ended June 30, 2007 and 2006 (in thousands, except costs per ounce).

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

	Combined Silver Properties

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total cash costs (1)	$(2,950)	$2,503	$(4,699)	$5,043
Divided by ounces produced	1,493	1,263	3,050	2,504

Total cash cost per ounce produced	$(1.98)	$1.98	$(1.54)	$2.01

Reconciliation to GAAP:
Total cash costs	$(2,950)	$2,503	$(4,699)	$5,043
Depreciation, depletion and amortization	3,078	2,599	6,145	5,215
Treatment and freight costs	(7,647)	(8,063)	(16,108)	(15,016)
By-product credits	26,694	17,387	51,526	32,714
Change in product inventory (2)	1,241	(441)	589	212
Reclamation and other costs	50	56	95	101

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$20,466	$14,041	$37,548	$28,269

	Lucky Friday Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total cash costs (1)	$(575)	$3,689	$934	$7,017
Divided by silver ounces produced	804	742	1,656	1,369

Total cash cost per ounce produced	$(0.72)	$4.97	$0.56	$5.13

Reconciliation to GAAP:
Total cash costs	$(575)	$3,689	$934	$7,017
Depreciation, depletion and amortization	978	820	1,914	1,493
Treatment and freight costs	(3,905)	(3,667)	(7,330)	(6,278)
By-product credits	13,335	6,370	23,967	11,371
Change in product inventory	308	(192)	(171)	(228)
Reclamation and other costs	6	8	12	11

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$10,147	$7,028	$19,326	$13,386

	Greens Creek Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total cash costs (1)	$(2,375)	$(1,186)	$(5,633)	$(1,974)
Divided by silver ounces produced	689	521	1,394	1,135

Total cash cost per ounce produced	$(3.45)	$(2.28)	$(4.04)	$(1.74)

Reconciliation to GAAP:
Total cash costs	$(2,375)	$(1,186)	$(5,633)	$(1,974)
Depreciation, depletion and amortization	2,100	1,779	4,231	3,722
Treatment and freight costs	(3,742)	(4,396)	(8,778)	(8,738)
By-product credits	13,359	11,017	27,559	21,343
Change in product inventory	933	(250)	760	(467)
Reclamation and other costs	44	48	83	90

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$10,319	$7,012	$18,222	$13,976

	La Camorra Unit (3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total cash costs (1)	$10,972	$12,562	$25,724	$25,771
Divided by ounces produced	19	37	50	74

Total cash cost per ounce produced	$577	$340	$514	$348

Reconciliation to GAAP:
Total cash costs	$10,972	$12,562	$25,889	$25,771
Depreciation, depletion and amortization	4,427	5,925	9,197	11,456
Treatment and freight costs	(123)	(2,088)	(1,500)	(3,682)
By-product credits	1,252	1,015	1,729	1,425
Change in product inventory	759	7,822	1,464	4,111
Reduction in labor cost (4)	949	—	1,280	—
Shutdown related costs at Mina Isidora (5)	2,708	—	2,708	—
Reclamation and other costs	232	(37)	215	(53)

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$21,176	$25,199	$40,817	$39,028

	Total, All Properties
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total cash costs (1)	$8,022	$15,065	$21,025	$30,814
Depreciation, depletion and amortization	7,505	8,524	15,342	16,671
Treatment and freight costs	(7,770)	(10,151)	(17,608)	(18,698)
By-product credits	27,946	18,402	53,255	34,139
Change in product inventory (2)	2,000	7,381	2,053	4,323
Reduction in labor cost (4)	949	—	1,280	—
Shutdown-related costs at Mina Isidora (5)	2,708	—	2,708	—
Reclamation and other costs	282	19	310	48

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$41,642	$39,240	$78,365	$67,297

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

(2)

The change in product inventory for the six months ended June 30, 2006 includes approximately $905,000 related to San Sebastian cost of sales during the first quarter of 2006 for prior period doré shipments.

(3)

Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions, including Mina Isidora, only. During the quarters and six-month periods ended June 30, 2007 and 2006, a total of 1,968 and 1,676 ounces, and 2,701 and 2,431 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three and six months ending June 30, 2007 and 2006, were the costs to purchase the ore of approximately $1.3 million and $1.0 million, respectively, and $1.7 million and $1.4 million, respectively.

(4)

Incentives have been offered at the La Camorra mine for voluntary reduction of the workforce. During the six months ended June 30, 2007, these costs of sales and other direct production costs of $1.3 million were not included in the determination of total cash costs for gold operations. For the second quarter of 2007, the related cost was $1.0 million. See further discussion of our workforce reduction plan in the La Camorra Segment section above.

(5)

Operations at the Mina Isidora mine in Venezuela were closed during a portion of the second quarter of 2007 when a small group of local residents blocked Hecla employees from accessing the mine. See the La Camorra Segment section above for more information. Costs of sales and other direct production costs and depreciation, depletion, and amortization totaling $2.7 million were incurred during this period, and were not included in the total cash costs for gold operations.

Financial Liquidity and Capital Resources

          Our liquid assets include (in millions):

	June 30, 2007	December 31, 2006

Cash and cash equivalents held in U.S. dollars	$72.5	$54.4
Cash and cash equivalents held in foreign currency	24.4	21.5
Short-term debt securities	62.9	25.4
Marketable equity securities	20.8	—
Non-current investments	9.1	6.2

Total cash, cash equivalents and investments	$189.7	$107.5

          We generated $21.0 million in cash flow in the first half of 2007, compared to $59.3 in the comparable period of last year. Significant differences between the years include:

•

Receipt of $45.0 million for asset sales related to the divestment of the Hollister project in the first six months of 2007 versus $61.8 million related to the sale of securities in the same period last year

•	Investment in adjustable rate securities of $37.5 million during the first six months of this year versus $15.2 million during the same period last year

          Our current ratio at June 30, 2007 was 5.7 to 1, up from 3.2 to 1 at December 31, 2006. The change was attributable primarily to growth in our cash and current investment balances resulting from cash flow from operations and asset sales in the first half of the year, as well as to payment of liabilities accrued at December 31, 2006 for resolution of La Camorra shaft arbitration, incentive compensation, and income taxes.

          The growth in our cash, cash equivalents and investments in the first half of the year was due to cash generated by our operations, sale of our interest in the Hollister Development Block in April 2007, and the proceeds from common stock issued under stock option plans. We believe that cash flow generated from operations, existing cash and investments, potential equity offerings, sales of assets that have already occurred, and our $30.0 million credit facility will be sufficient to finance capital requirements, exploration, general corporate activities, and acquisition or capital improvement opportunities.

          Our cash balance at June 30, 2007 included $24.4 million held in local currency in Venezuela (based on the official exchange rate of 2,150 Bolívares = $1.00), with approximately $15.8 million scheduled for transfer to the Central Bank of Venezuela for export sales over the last 180 days. In the first six months of 2007, we converted Bolívares at the equivalent of $26.7 million at the official exchange rate to $15.2 million through negotiable instruments, at conversion rates that are higher than the official rate (parallel rate), incurring foreign exchange losses on the difference. Approvals for foreign currency exchange continue to be limited and our ability to convert Bolívares to U.S. dollars is likewise limited. For a more detailed discussion, see Note 2 of Notes to Interim Consolidated Financial Statements and the La Camorra segment above.

Operating Activities

          Cash provided by operating activities totaled $24.4 million in the first six months of 2007, down from $28.6 million in the same period last year. The decrease in cash provided by operating activities was due to increased working capital and other assets and liabilities, partly offset by increased net income, adjusted for non-cash elements. The decrease is attributable to:

•	Working capital and other assets and liabilities increased by $4.9 million in the first six months of 2007, but decreased by $1.5 in the same period last year.

•	Liabilities accrued at December 31, 2006 for resolution of La Camorra shaft arbitration, incentive compensation, and income taxes were paid in the first quarter of 2007.

•

Inventories decreased by $5.8 million in the first six months of 2007 versus $1.8 million in the comparable 2006 period due to suspension of operations at both mines in Venezuela (operations at Mina Isidora have since resumed), resulting in the sale of inventory without replenishment through production.

•

Offsetting the above cash requirements, net income, adjusted for non-cash elements, was $2.1 million higher in the first six months of 2007 than the same period last year due to higher metals prices and production from our Lucky Friday and Greens Creek units, partly offset by lower production from the La Camorra unit.

Investing Activities

          Investing activities used $5.8 million cash in the first half of 2007, while providing $31.9 million in the same period last year. The chief differences between the years include:

•

Lower proceeds from asset sales in 2007. In 2007, we received $45.0 million for the sale of our interest in the Hollister Development Block. In 2006, we received $61.8 million from asset sales, including the sale of Alamos stock and our Noche Buena property.

•

Increased investment in short-term investments. In the first six months of 2007, our investments in short-term treasury instruments increased by $37.7 million, while in the same period last year, similar investments increased by $15.2 million.

•

Partly offsetting the above uses of cash, we received proceeds from the Venezuelan government for cash posted in 2004 to prevent an embargo related to an income tax matter. For further discussion, see the discussion of Venezuelan Litigation in Note 5: Commitments and Contingencies of Notes to Interim Consolidated Financial Statements.

Financing Activities

          Net cash provided by financing activities totaled $2.4 million in the first six months of 2007, a difference of $3.7 million from $1.3 million used in the same period last year. The largest difference was payment in 2006 of balances on our revolving credit line. In addition, the proceeds from common stock issued under stock option plans were higher this year than last as a result of higher prices for our stock.

Contractual Obligations and Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders and certain capital expenditures and lease arrangements as of June 30, 2007 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Purchase obligations (1)	$7,639	$—	$—	$—	$7,639
Long-term debt (2)	—	—	—	—	—
Commitment fees (2)	225	57	—	—	282
Contractual obligations (3)	5,309	—	—	—	5,309
Operating lease commitments(4)	1,056	2,385	405	—	3,846

Total contractual cash obligations	$14,229	$2,442	$405	$—	$17,076

(1)

Consist of open purchase orders of approximately $5.4 million at the Greens Creek unit (our 29.73% portion), $1.3 million at the Lucky Friday unit and $0.9 million at the La Camorra unit. Included in these amounts are approximately $1.6 million and $1.3 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)

In September 2005, we entered into a $30.0 million revolving credit agreement subject to an interest rate of 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%. There was no outstanding balance under the credit agreement at June 30, 2007. Each quarter, we pay a commitment fee at an annual rate of 0.75% of the unused balance. See Note 10 of Notes to the Interim Financial Statements for more information.

(3)

Includes approximately $1.2 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at June 30, 2007 also included approximately $3.9 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.2 million for commitments relating to non-capital items at Greens Creek (our 29.73% share).

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

          We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At June 30, 2007, our reserves for these matters totaled $108.4 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5: Commitments and Contingencies of Notes to Interim Consolidated Financial Statements.

          At June 30, 2007, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

          Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Part II, Item 1A. – Risk Factors, metals prices have been historically volatile. While average prices for all four metals we produce have increased for four consecutive years, we have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will remain at their current levels or higher.

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

          Future metals prices also affect our assessment of recoverability of certain accounts receivable. We hold accounts receivable from various mining cooperatives in Venezuela from whom we purchase custom ores and sands, as we, in turn, provide custom milling services, financing and technical assistance to them. Our assessment of gold prices helps us to assess the future profitability of the cooperatives, which allows us to establish the level of recoverability of receivables from the cooperatives.

Obligations for Environmental, Reclamation and Closure Matters

          The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed between us and various regulatory agencies with oversight over the properties. We have estimated our liabilities with the advice of counsel and in accordance with appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded in excess of our accruals, our financial results or condition could be materially adversely affected.

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

Cash

          Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends without substantial cost. At June 30, 2007 and December 31, 2006, we held the U.S. dollar equivalent of approximately $24.4 million and $21.6 million, respectively, denominated in the Venezuelan Bolívar at the rate of 2,150 Bolívares to $1.00. Additionally, during the next six months we intend to convert into Venezuelan currency the proceeds of Venezuelan export sales made over the past 180 days, or approximately $15.8 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we have incurred and may incur additional foreign currency losses. During the first six months of 2007, we exchanged the U.S. dollar equivalent of approximately $26.7 million at the parallel exchange rate of 2,150 Bolívares to $1.00 for $15.2 million at open market exchange rates, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan Bolívares may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela.

Short-term Investments

          Our June 30, 2007 short-term investments of $62.9 million, consisting of variable rate demand notes, adjustable rate securities and agency securities, were subject to changes in market interest rates and were sensitive to those changes. Our short-term investments were subject to a weighted-average interest rate of 5.3% and mature over the next twelve months.

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

Interest-Rate Risk Management

          At June 30, 2007, we had no debt outstanding. However, our revolving credit facility, if used, would be subject to changes in market interest rates. For additional information regarding our $30.0 million revolving credit facility, see Note 10 of Notes to Interim Consolidated Financial Statements.

Venezuelan Currency Exchange Rates

          Effective January 1, 2007, we implemented a change in our functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. As a result of this change, the U.S. dollar-equivalent value of the non-monetary assets of our Venezuela operations would fluctuate with a change in the official exchange rate of the Bolívar. Implementation of the functional currency change, using the current exchange rate of 2,150 Bolívares to $1.00, resulted in a reduction to net assets of approximately $7.2 million, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. A 10% increase in the official exchange rate would result in an additional reduction to net assets of approximately $4.8 million.

Item 4.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Items 2, 3, 4, and 5 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY (Registrant)

Date: August 8, 2007	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President and
Chief Executive Officer

Date: August 8, 2007	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – June 30, 2007
Index to Exhibits

3.1

Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-8491), and incorporated herein by reference.

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

10.1

Employment Agreement dated June 1, 2007, between Hecla Mining Company and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Ronald W. Clayton, Philip C. Wolf, Lewis E. Walde, Michael H. Callahan, Dean W. McDonald and Ms. Vicki Veltkamp. Such substantially identical agreements are not included as separate exhibits.) (1) *

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