Form 10-Q
period 2007-09-30
HECLA MINING CO/DE/
filed 2007-11-09
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer ☐.	Accelerated Filer ☒.	Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.	No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding November 7, 2007
Common stock, par value $0.25 per share	120,668,552

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2007

I N D E X*

*Certain items are omitted as they are not applicable.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	September 30, 2007	December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$120,925	$75,878
Short-term investments and securities held for sale	73,866	25,455
Accounts and notes receivable:
Trade	21,669	19,497
Other, net	6,696	7,150
Inventories, net	18,273	22,305
Deferred income taxes	15,029	11,822
Restricted cash	3,194	—
Other current assets	2,308	3,454
Total current assets	261,960	165,561
Investments	9,242	6,213
Restricted cash and investments	15,110	21,286
Properties, plants and equipment, net	125,602	125,986
Other non-current assets	24,807	27,223

Total assets	$436,721	$346,269

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$22,756	$24,238
Accrued payroll and related benefits	12,948	15,036
Accrued taxes	2,822	5,678
Current portion of accrued reclamation and closure costs	10,935	7,365
Total current liabilities	49,461	52,317
Accrued reclamation and closure costs	98,257	58,539
Other non-current liabilities	11,975	10,685

Total liabilities	159,693	121,541

Commitments and contingencies (Notes 2 and 5)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; 157,816 shares issued, liquidation preference - $7,891	39	39
Common stock, $0.25 par value, authorized 400,000,000 shares; issued 2007 – 120,540,757 shares, and issued 2006 – 119,828,707 shares	30,166	29,957
Capital surplus	519,767	513,785
Accumulated deficit	(282,970)	(327,522)
Accumulated other comprehensive income	10,666	8,900
Less treasury stock, at cost; 2007 – 81,375 common shares, and 2006 – 57,333 common shares	(640)	(431)

Total shareholders’ equity	277,028	224,728

Total liabilities and shareholders’ equity	$436,721	$346,269

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Sales of products	$49,228	$50,414	$162,473	$147,145

Cost of sales and other direct production costs	22,288	25,696	85,312	76,322
Depreciation, depletion and amortization	5,947	10,346	21,288	27,017
	28,235	36,042	106,600	103,339
Gross profit	20,993	14,372	55,873	43,806

Other operating expenses:
General and administrative	3,117	2,601	10,753	9,482
Exploration	5,426	6,058	13,311	15,056
Pre-development expense	—	2,240	1,027	5,689
Depreciation and amortization	28	196	251	743
Other operating expense	37	683	1,336	1,877
Gain on sale of properties, plants and equipment	(47)	(31)	(63,874)	(4,451)
Provision for closed operations and environmental matters	3,176	906	49,579	2,503
	11,737	12,653	12,383	30,899
Income from operations	9,256	1,719	43,490	12,907

Other income (expense):
Gain on sale of investments	—	—	—	36,416
Interest and other income	2,183	1,117	5,840	2,808
Net foreign exchange loss	(3)	(1,264)	(6,126)	(1,334)
Interest expense	(133)	(189)	(575)	(552)
	2,047	(336)	(861)	37,338

Income before income taxes	11,303	1,383	42,629	50,245
Income tax benefit (provision)	1,182	(382)	2,336	(1,635)

Net income	12,485	1,001	44,965	48,610
Preferred stock dividends	(138)	(138)	(414)	(414)

Income applicable to common shareholders	$12,347	$863	$44,551	$48,196

Comprehensive income:
Net income	$12,485	$1,001	$44,965	$48,610
Reclassification of gain on sale of marketable securities included in net income	—	—	—	(36,422)
Unrealized holding gains on investments	4,014	1,435	8,912	17,930

Comprehensive income	$16,499	$2,436	$53,877	$30,118

Basic and diluted income per common share after preferred dividends	$0.10	$0.01	$0.37	$0.40

Weighted average number of common shares outstanding – basic	120,440	119,483	120,218	119,146

Weighted average number of common shares outstanding – diluted	120,975	119,869	120,811	119,561

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating activities:
Net income	$44,965	$48,610
Non-cash elements included in net income:
Depreciation, depletion and amortization	21,547	27,760
Gain on sale of investments	—	(36,416)
Gain on disposition of properties, plants and equipment	(63,872)	(4,451)
Provision for inventory obsolescence	1,091	1,342
Gain on sale of royalty interests	—	(341)
Provision for reclamation and closure costs	46,221	261
Stock-based compensation	3,149	2,202
Benefit from deferred taxes	(3,207)	—
Other non-cash charges, net	—	266
Change in assets and liabilities:
Accounts and notes receivable	(1,617)	(4,667)
Inventories	2,684	1,827
Other current and non-current assets	3,562	15
Accounts payable and accrued liabilities	(447)	1,852
Accrued payroll and related benefits	(1,903)	2,984
Accrued taxes	(2,855)	572
Accrued reclamation and closure costs and other non-current liabilities	(2,329)	(2,158)

Net cash provided by operating activities	46,989	39,658

Investing activities:
Additions to properties, plants and equipment	(28,421)	(20,115)
Proceeds from sale of investments	—	57,441
Proceeds from disposition of properties, plants and equipment	45,048	4,368
Purchase of equity securities	(181)	—
Decrease (increase) in restricted investments	2,981	(729)
Purchase of short-term investments	(87,959)	(43,060)
Maturities of short-term investments and securities held for sale	64,170	28,210

Net cash (used in) provided by investing activities	(4,362)	26,115

Financing activities:
Common stock issued under stock option plans	3,042	2,452
Dividends paid to preferred shareholders	(414)	(414)
Purchase of treasury shares	(208)	(313)
Borrowings on debt	—	4,060
Repayments on debt	—	(7,060)

Net cash provided by (used in) financing activities	2,420	(1,275)

Net increase in cash and cash equivalents	45,047	64,498
Cash and cash equivalents at beginning of period	75,878	6,308

Cash and cash equivalents at end of period	$120,925	$70,806

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Preparation of Financial Statements

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

Cash

At September 30, 2007 and December 31, 2006, we held the U.S. dollar equivalent of approximately $31.2 million and $21.6 million, respectively, denominated in Venezuelan Bolívares at the official exchange rate of 2,150 Bolívares to $1.00. Additionally, we are required to convert into Venezuelan currency the proceeds of Venezuelan exports made over the past 180 days, or approximately $8.1 million, over the next six months. Exchanging our cash held in local currency into U. S. dollars can be done through specific governmental programs that have been limited and slow, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we would likely incur foreign currency losses. Although we are currently making appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any conversions may result in losses when and if in the future we decide to distribute money outside Venezuela. In the third quarter of 2007, we converted Bolívares at the equivalent of $1.0 million at the parallel exchange rate to $0.5 million through negotiable instruments, incurring foreign exchange losses on the difference. In the first nine months of 2007, we converted Bolívares at the equivalent of $30.8 million at the parallel exchange rate to $17.5 million through negotiable instruments, incurring foreign exchange losses on the difference. Approximately $11.0 million of the conversion losses for the first nine months of 2007 were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Condensed Consolidated Statement of Operations. Additional losses of approximately $0.5 million and $2.3 million for the third quarter and first nine months of 2007, respectively, are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Condensed Consolidated Statement of Operations. At November 8, 2007, the open market exchange rate was approximately Bolívares 6,200 to $1.00.

Short-term Investments and Securities Held for Sale

Investments at September 30, 2007 and December 31, 2006 consisted of the following (in thousands)

	September 30, 2007	December 31, 2006
Adjustable rate securities	$22,600	$20,350
Marketable equity securities (cost $18,903)	24,622	—
Government and agency securities	18,789	—
Variable rate demand notes	7,855	5,105
	$73,866	$25,455

Adjustable rate securities, agency securities and variable rate demand notes are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. The $24.6 million marketable equity securities balance at September 30, 2007 represents 8.2 million shares of Great Basin Gold, Inc. stock, of which 7.9 million were transferred to us upon the sale of the Hollister Development Block gold exploration project interest to Great Basin Gold in April 2007. Marketable equity securities are carried at fair market value. See Note 12 for further discussion on the Hollister sale.

Non-current Investments

At September 30, 2007 and December 31, 2006, the fair market value of our non-current investments was $9.2 million and $6.2 million, respectively. The cost of these investments, representing equity securities, was approximately $1.1 million and $1.3 million, respectively.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $18.3 million at September 30, 2007, and $21.3 million at December 31, 2006, including $8.8 million restricted for reclamation funding for the Greens Creek joint venture at September 30, 2007. In June 2007, we received proceeds from the Venezuelan government of $4.3 million (plus interest) that we posted in 2004 to prevent an embargo related to an income tax matter questioned by Venezuelan taxing authorities. For further discussion, see Venezuelan Litigation in Note 5. In October 2007, we received notice that $1.2 million in restricted cash in the U.S. would be released, and accordingly reclassified this amount from non-current to current restricted cash at September 30, 2007.

Note 3.	Income Taxes

For the three and nine months ended September 30, 2007, we recorded $1.2 million and $2.3 million, respectively, of income tax benefit. For the three months ended September 30, 2007, the net tax benefit of $1.2 million is primarily from the recognition of foreign tax credit available to reduce US income taxes paid for 2006 and payable for 2007, partially offset by current tax expense for U.S. alternative minimum tax and foreign withholding taxes payable. For the nine months ended September 30, 2007, the total tax benefit of $2.3 million includes the reversal of valuation allowance of $3.2 million on net deferred tax assets recorded in the second quarter of 2007. For the three and nine months ended September 30, 2006, we recorded $0.4 million and $1.6 million tax provisions, respectively, primarily for U.S. alternative minimum tax and foreign withholding taxes payable.

We reassessed our estimate of the realization of our net deferred tax assets as of September 30, 2007, in accordance with SFAS No. 109, “Accounting for Income Taxes”. The adjustment made for utilization of the deferred tax assets through September 30, 2007 was approximately equivalent to the net change in the valuation allowance for the revised estimates of realizability. The net result of the quarterly amortization and the change in the valuation allowance was nil. The balance of the deferred tax assets at September 30, 2007 remains the same as the previous quarter, $15 million.

The income tax provisions for the three and nine months of 2007 and 2006 vary from the amounts that would have resulted from applying the statutory income tax rate to pretax income, primarily due to utilization of U.S. tax net operating loss carry-forwards.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken, or expected to be taken, on income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. No FIN 48 change occurred to produce a significant impact on our results of operations or financial position for the quarter and nine months ended September 30, 2007.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Concentrates, doré, bullion, metals in transit and other products	$8,344	$10,009
Materials and supplies	9,928	12,296

	$18,272	$22,305

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are currently required to sell 15% of our production within the country. In the third quarter and first nine months of 2007 approximately 8,099 and 39,417 ounces, respectively, had been sold in the local market, representing 55% of the total ounces sold at our La Camorra segment for each of those periods. Approximately 14,314 and 50,245 gold ounces were sold in Venezuela during the third quarter and first nine months of 2006, representing 40% and 42% of total ounces sold for those periods.

We have recorded a provision for materials inventory impairment at our Mina Isidora location in Venezuela of $0.9 million, at September 30, 2007, for inventory value that we do not expect to consume over the current remaining known life of the operation.

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

In 1994, we entered into a cost-sharing agreement with other potentially responsible parties, including ASARCO, relating to required expenditures under the Bunker Hill Decree. ASARCO is in default of its obligations under the cost-sharing agreement and consequently in August 2005, we filed a lawsuit against ASARCO in Idaho State Court seeking amounts due us for work completed under the Decree. Additionally, we have claimed certain amounts due us under a separate agreement related to expert costs incurred to defend both parties with respect to the Coeur d’Alene River Basin litigation in Federal District Court, discussed further below. After we filed suit, ASARCO filed for Chapter 11 bankruptcy protection in United States Bankruptcy Court in Texas in August 2005. As a result of this filing, an automatic stay is in effect for our claims against ASARCO. We are unable to proceed with the Idaho State Court litigation against ASARCO because of the stay, and have asserted our claims in the context of the bankruptcy proceeding.

In December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September 2006 notice stated that it was not a formal demand and invited us to discuss or comment on the matter. In the second quarter of 2007, we were able to identify and quantify certain costs submitted by the EPA for which we believe it is probable that we may have liability within the context of the Decree. Accordingly, in June of 2007, we estimated the range of our potential liability to be between $2.7 million and $6.8 million, and accrued the minimum of the range, as we believed no amount in the range was more likely than any other. We will continue to assess the materials relating to the alleged costs sent to us and to discuss the matter with the EPA. If we are unable to reach a satisfactory resolution, we anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to further increase our expenditures and/or accrual relating to the Bunker Hill site.

The accrued liability balance at September 30, 2007 relating to the Bunker Hill site was $4.1 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in the notice to us. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.5 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it possible that a combination of various events, as discussed above, or otherwise, could be materially adverse to our financial results or financial condition.

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

In May 1998, the EPA announced that it had commenced a Remedial Investigation/ Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359.0 million Basin-wide clean up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.

During 2000 and 2001, we were involved in settlement negotiations with representatives of the United States, the State of Idaho and the Tribe. These settlement efforts were unsuccessful. However, we have resumed efforts to explore possible settlement of these and other matters, but it is not possible to predict the outcome of these efforts.

Phase I of the trial on the consolidated Tribe’s and the United States’ claims commenced in January 2001, and was concluded in July 2001. Phase I addressed the extent of liability, if any, of the defendants and the allocation of liability among the defendants and others, including the United States. In September 2003, the Court issued its Phase I ruling, holding that we have some liability for Basin environmental conditions. The Court refused to hold the defendants jointly and severally liable for historic tailings releases and instead allocated a 31% share of liability to us for impacts resulting from these releases. The portion of damages, past costs and clean-up costs to which this 31% applies, other cost allocations applicable to us and the Court’s determination of an appropriate clean-up plan are to be addressed in Phase II of the litigation. The Court also left issues on the deference, if any, to be afforded the United States’ clean-up plan, for Phase II.

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

Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. We and ASARCO (which, as discussed above, filed for bankruptcy in August 2005) are the only defendants remaining in the United States’ litigation. Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date. We anticipate the Court will schedule a status conference to address rescheduling the Phase II trial date once the Bankruptcy Court rules on a motion brought by the United States to declare the bankruptcy stay inapplicable to the Idaho Federal Court proceedings. The Company does not currently have an opinion as to when the Court might rule.

In 2003, we estimated the range of potential liability for remediation in the Basin to be between $18 million and $58 million and accrued the minimum of the range, as we believed no amount in the range was more likely than any other amount at that time. In the second quarter of 2007, we determined that the cash payment approach to estimating our potential liability used in 2003 was not reasonably likely to be successful, and changed to an approach of estimating our liability through the implementation of actual remediation in portions of the Basin. Accordingly, we finalized an upper Basin cleanup plan, including a cost estimate, and reassessed our potential liability for remediation of other portions of the Basin, which caused us to increase our estimate of potential liability for Basin cleanup to the range of $60.0 million to $80.0 million. Accordingly, in June 2007, we recorded a provision of $42.0 million, which increased our total liability for remediation in the Basin from $18.0 million to $60.0 million, the low end of the estimated range of liability, with no amount in the range being more likely than any other amount. The liability is not discounted, as the timing of the expenditures is uncertain, but is expected to occur over the next 20 to 30 years.

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of September 30, 2007, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at September 30, 2007, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including, but not limited to, information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to our predecessors and us. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2007, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of September 30, 2007, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

In December 2006, Independence filed a lawsuit in the United States District Court for the District of Idaho seeking monetary damages and injunctive relief. Independence alleges that the April 2006 decision by the Idaho Supreme Court violated their civil rights and their constitutional right to due process, and also alleges that we engaged in mail fraud and securities fraud during the term of the lease. We moved to dismiss the lawsuit, and in September 2007, the Court granted our motion to dismiss all claims in the complaint, and the case was dismissed in its entirety. In October 2007, Independence filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.

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

Creede, Colorado, Litigation

In February 2007, Wason Ranch Corporation (“Wason”) filed a complaint in Federal District Court in Denver, Colorado, against us, Homestake Mining Company of California, and Chevron USA Inc. (successor in interest to Chevron Resources Company) (collectively the “defendants”). The suit alleges violations of the Resource Conservation and Recovery Act (“RCRA”) by each of the defendants. In May 2007, Wason amended its complaint to add state tort law claims against us and defendant Ty Poxon. The suit alleges damage to Wason’s property by each defendant. The suit also alleges violations of the Clean Water Act (“CWA”) by us and Homestake Mining Company of California. The suit alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment, including the plaintiff’s property, in violation of RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We intend to vigorously defend this lawsuit. We believe that the ultimate outcome of this matter is not likely to have a material effect on the results of our operations or financial position.

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

La Camorra Concession Notice

By letter dated October 15, 2007 the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from the Venezuelan Ministry for Basic Industries and Mining that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla has ongoing mining operations at Mina Isidora that process ore at the La Camorra mill and has had, and plans to continue to have, independent contractors that extract ore from the La Camorra concession. The Company and MHV disagree with the assertions in the Notice. We plan to contest the Notice vigorously and, based upon what we know at present, believe that we have strong legal grounds in our favor.

La Camorra Shaft Construction Arbitration

During 2005, we disputed certain costs pertaining to the construction of the production shaft at the La Camorra mine. Pursuant to the construction agreement, we submitted the matter to arbitration. The contractor claimed $7.0 million of construction costs owed, and we claimed approximately $2.9 million in damages against the contractor for various claims and back charges. In 2006 the parties participated in non-binding mediation but were unable satisfactorily to resolve the matter. In January 2007, the parties met and resolved the matter, resulting in a dismissal of the arbitration and all claims by each party against the other. This matter is now resolved.

Mexico Litigation

In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., currently is involved in two cases in the State of Durango, Mexico, concerning the Velardeña mill. The Velardeña mill processed ore from our now closed San Sebastian mine, and the mill currently is on care and maintenance. In the first case, we are interveners in a commercial action by a creditor to the prior owner of the mill. In that litigation, the creditor to the prior mill owner seeks to demonstrate that he has an ownership interest in the mill arising out of an allegedly unpaid prior debt. We are contesting this action, and deny the fact that plaintiff has an ownership interest in the mill. We take this position for a number of reasons, including the fact that the mill was sold to us prior to plaintiff’s obtaining his alleged ownership interest.

In the second matter, a civil action involving Minera Hecla that is in a different court within the State of Durango, the same creditor as in the first case claims that his ownership of the Velardeña mill relates back to the time he allegedly performed the work on which the debt was based, rather than the time that he filed his lien relating to the debt, which was after the mill was sold to us. Recently, the judge in this matter excused himself from the trial of the case, and transferred the case to a court with a different jurisdiction within the State of Durango. We are contesting the transfer to this court, as well as the position of the creditor.

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

Other Commitments

Our contractual obligations as of September 30, 2007 included approximately $1.1 million for various capital projects at the Greens Creek and La Camorra units. Total contractual obligations at September 30, 2007 also included approximately $2.7 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.2 million for commitments relating to non-capital items at Greens Creek (our 29.73% share). In addition, our commitments relating to open purchase orders at September 30, 2007 included approximately $1.1 million and $1.0 million, respectively, for various capital items at the Lucky Friday and Greens Creek units, and approximately $0.5 million and $0.2 million, respectively, for various non-capital costs.

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

We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 120,540,757 shares were issued and outstanding at September 30, 2007.

For the three and nine-month periods ended September 30, 2007 and 2006, there were no material differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006 (in thousands, except per-share amounts):

	Three Months Ended September 30,
	2007			2006
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Income before preferred stock dividends	$12,485			$1,001
Less: Preferred stock dividends	(138)			(138)
Basic income applicable to common shareholders	12,347	120,440	$0.10	$863	119,483	$0.01
Effect of dilutive securities	—	535	—	—	386	—
Diluted income per common share	$12,347	120,975	$0.10	$863	119,869	$0.01

	Nine Months Ended September 30,
	2007			2006
	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount
Income before preferred stock dividends	$44,965			$48,610
Less: Preferred stock dividends	(414)			(414)
Basic income applicable to common shareholders	44,551	120,218	$0.37	$48,196	119,146	$0.40
Effect of dilutive securities	—	593	—	—	415	—
Diluted income per common share	$44,551	120,811	$0.37	$48,196	119,561	$0.40

Diluted income per share for the three and nine months ended September 30, 2007 and 2006 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 1,475,181 shares of our common stock, along with 23,835 restricted share unit awards, were not included in the computation of diluted earnings per share in the three- and nine-month periods ended September 30, 2007 because the exercise price of the options and share units exceeded the average price of our stock during the periods. Similarly, in the three months and nine months ended September 30, 2006, 1,672,800 options were excluded.

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

The following tables present information about reportable segments for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales to unaffiliated customers:
Lucky Friday	$20,512	$13,356	$59,344	$34,581
Greens Creek	19,298	15,899	57,997	43,809
La Camorra	9,418	21,159	45,132	67,800
San Sebastian	—	—	—	955

	$49,228	$50,414	$162,473	$147,145

Income from operations:
Lucky Friday	$10,118	$4,518	$29,247	$11,843
Greens Creek	9,566	7,271	29,812	20,827
La Camorra	(1,647)	852	(8,157)	5,117
San Sebastian	(2,689)	(2,504)	(6,857)	(1,674)
Other	(6,092)	(8,418)	(555)	(23,206)

	$9,256	$1,719	$43,490	$12,907

The following table presents identifiable assets by reportable segment as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Identifiable assets:
Lucky Friday	$47,827	$33,118
Greens Creek	76,161	71,560
La Camorra	89,160	105,912
San Sebastian	4,575	4,558
Other	218,998	131,121

	$436,721	$346,269

Note 8.	Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$227	$186	$2	$4
Interest cost	849	757	15	45
Expected return on plan assets	(1,505)	(1,334)	—	—
Amortization of prior service cost	115	92	(1)	(2)
Amortization of net (gain) loss	(6)	12	(15)	(12)

Net periodic benefit cost (income)	$(320)	$(287)	$1	$35

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$682	$559	$5	$13
Interest cost	2,547	2,270	45	135
Expected return on plan assets	(4,515)	(4,002)	—	—
Amortization of prior service cost	346	275	(2)	(5)
Amortization of net (gain) loss	(19)	34	(44)	(39)

Net periodic benefit cost (income)	$(959)	$(864)	$4	$104

We do not expect to contribute to the pension plans during 2007.

Note 9.	Share-Based Compensation Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment” (“SFAS No. 123R”), which requires the measurement of the costs of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.

On May 3, 2007, the board of directors granted, under already existing plans, 559,500 stock options vesting on the grant date. The grant-date exercise price of the stock options is $8.66. The options expire 5 years after grant.

We measure the fair value of compensation cost for stock options issued pursuant to our plans using the Black-Scholes options pricing model. Stock option grants generally vest immediately, however, grants to individual executives upon hiring vest over a defined service period, with cost amortized over that period. The fair value of the stock options granted during 2007 was estimated using the following assumptions:

Grant Date	Expected Life	Expected Volatility	Risk-Free Interest Rate	Grant Date Fair Value per Option
May 03, 2007	3.10 years	45%	4.61%	$3.11

On May 3, 2007, the board of directors also granted 42,880 restricted stock units that vested on June 15, 2007, and 114,300 restricted stock units that vest in May 2008.

Share-based compensation expense for stock option and restricted stock unit grants recorded in the first nine months of 2007 totaled $3.1 million, up from $2.2 million in the same period last year. The increase resulted from a larger pool of employees receiving share-based compensation, along with a higher price for our stock that increased the fair values of grants. Grants were not material in the third quarters of 2007 or 2006.

Note 10.	Long-term Debt and Credit Agreement

In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In September 2006, we amended and extended the agreement one year, and the agreement was extended for an additional year in September 2007. Amounts borrowed under the credit agreement will be available for general corporate purposes. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our indirect wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At September 30, 2007, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

Note 11.	Developments in Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. We have not yet determined the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements, which will become effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

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

Note 14.	Asset Retirement Obligations

The following is a reconciliation at September 30, 2007 and December 31, 2006, of the total liability for asset retirement obligations, which are a part of our $109.2 million and $65.9 million accrued reclamation and closure costs, respectively (in thousands):

	2007	2006
Balance, January 1	$9,921	$9,212
Changes in obligation due to changes in reclamation plans	1,363	528
Accretion expense	306	326
Payment of reclamation	(76)	(145)
Balance, end of period	$11,514	$9,921

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2006. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia. We sold our interest in the Hollister Development Block in April 2007 (For further discussion, see Note 12 of Notes to the Condensed Consolidated Financial Statements (Unaudited)).

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

•	Seeking opportunities to capitalize on the recent increase in investment in mining properties and companies through acquisition.

We believe our growth plans are credible due to our financial capability, which includes:

•	Cash balance of $120.9 million and current investments of $73.9 million at September 30, 2007;
•

Two effective shelf registration statements with the Securities and Exchange Commission. One allows us to sell common stock, preferred stock, warrants and debt securities as needed in order to raise capital for potential acquisitions and for general corporate purposes. The other allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions; and

•	A $30.0 million revolving credit agreement, with no amount outstanding at September 30, 2007.

Our estimate for 2007 silver production is approximately 6.0 million ounces, and remains unchanged from our previous estimate, as of June 30, 2007. Our 2007 gold production estimate has been revised to a range of 110,000 to 115,000 ounces, which is a decrease from our previous estimate, as of June 30, 2007, of 115,000 to 120,000 ounces.

Results of Operations

For the third quarter and first nine months of 2007, we recorded income applicable to common shareholders of $12.3 million and $44.6 million ($0.10 and $0.37 per common share, respectively), compared to income applicable to common shareholders of $0.9 million and $48.2 million ($0.01 and $0.40 per common share) during the same periods in 2006. The following factors resulted in the improved results for the third quarter of 2007, and positively impacted the results for the first nine months of 2007, compared to the same periods in 2006:

•

Increased gross profit at our Lucky Friday and Greens Creek units, by $5.7 million and $2.6 million, respectively, for the third quarter of 2007, and by $17.4 million and $9.1 million, respectively, for the first nine months of 2007, compared to the same 2006 periods (see The Lucky Friday Segment and The Greens Creek Segment sections below).

•

Increased average prices for silver, gold and lead for the third quarter of 2007, and for all metals produced at our operations during the first nine months of 2007, compared to the same 2006 periods, as illustrated by the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Silver – London PM Fix ($/ounce)	$12.70	$11.70	$13.12	$11.22
Gold – London PM Fix ($/ounce)	$681	$622	$666	$601
Lead – LME Final Cash Buyer ($/pound)	$1.43	$0.54	$1.07	$0.53
Zinc – LME Final Cash Buyer ($/pound)	$1.46	$1.53	$1.56	$1.35

The sale of our interest in the Hollister Development Block gold exploration project in April 2007, which resulted in a pre-tax gain of $63.8 million, also had a positive impact on our results reported for the first nine months of 2007, compared to the same 2006 period (See Note 12 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion).

The factors above, which positively impacted our 2007 operating results for the third quarter and first nine months of 2007, compared to the same 2006 periods, were partially offset by decreased gross profit at our La Camorra unit, by $1.7 million and $14.4 million, respectively, for the third quarter and first nine months of 2007, compared to the same periods in 2006 (see The La Camorra Segment section below).

The following factors also contributed to the decrease in income applicable to common shareholders for the nine months ended September 30, 2007, compared to the first nine months of 2006:

•

An increase of $44.7 million in our accrued current estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site. During the second quarter of 2007, we finalized a proposed multi-year clean-up plan for the upper portion of the Coeur d’Alene Basin, together with an estimate of related costs to implement the plan. Based on that work and a reassessment of our other potential liabilities in the Basin, we increased our accrual for remediation in the Basin by $42 million. We also accrued an additional $2.7 million for the remaining Bunker Hill Superfund Site work. For additional discussion, see Bunker Hill Superfund Site and Coeur d’Alene River Basin Environmental Claims in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$20,512	$13,356	$59,344	$34,581
Cost of sales and other direct production costs	(8,932)	(7,559)	(26,344)	(19,451)
Depreciation, depletion and amortization	(1,016)	(997)	(2,930)	(2,489)
Gross profit	$10,564	$4,800	$30,070	$12,641

Tons of ore milled	72,592	72,713	241,011	202,140
Silver ounces produced	661,511	737,450	2,317,741	2,106,367
Lead tons produced	4,032	4,339	13,630	12,025
Zinc tons produced	1,606	2,061	5,711	4,467
Silver ounces per ton	9.89	10.96	10.46	11.41
Lead percent	6.03	6.46	6.15	6.52
Zinc percent	3.22	3.53	3.16	3.28
Total cash cost per silver ounce (1)	$(2.38)	$3.88	$(0.28)	$4.69

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $5.8 million and $17.4 million increases in gross profit for the third quarter and first nine months of 2007, compared to the same 2006 periods, respectively, resulted primarily from higher average silver and lead prices and $1.2 million in credits received during the third quarter due to renegotiation of smelter contracts, partially offset by lower ore grades. Operating results reported for the first nine months of 2007 were also positively impacted by increased zinc prices and higher production, compared to the same period in 2006. Full production on the 5900 level expansion was reached in the fourth quarter of 2006, and approximately 613,000 and 2,172,000 ounces of silver were mined from the 5900 level expansion area during the third quarter and first nine months of 2007, respectively. Upgrades to the mill completed in 2006 have resulted in operating efficiencies, that, when coupled with the increased production from the 5900 level, resulted in a 19% increase in tons of ore milled for the nine-month period ended September 30, 2007, compared to the same period in 2006. However, eight and a half days of mill operation were lost during the third quarter of 2007 due to plugged tailing lines, resulting in tons of ore milled for the third quarter of 2007 that were substantially equal to production for the same 2006 period.

The 160% and 106% improvements in total cash costs per silver ounce in the third quarter and first nine months of 2007, respectively, compared to the same 2006 periods, are attributed to higher lead and zinc by-product credits resulting primarily from increased average lead prices, and also higher zinc prices and increased production for both metals for the nine months ended September 30, 2007, compared to the same period in 2006. Mining at wider strike lengths and wider faces at the Lucky Friday has allowed us to take advantage of the high base metal prices. Ore was mined at greater widths to include stringers that give us access to zinc that otherwise would not be mined. This results in an economic benefit, but also temporarily lowers the silver grade below life-of-mine reserve levels, as anticipated, and delays some silver production to later periods. Increased productivity and lower transportation costs, due to increased production from the 5900 level, have also contributed to the improved total cash cost per ounce. While value from lead and zinc is significant, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	Silver accounts for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	The Lucky Friday unit is situated in a mining district long associated with silver production; and
•	The Lucky Friday unit generally utilizes selective mining methods to target silver production.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc and lead to be by-products of our silver production, the values of these metals have offset increases in operating costs due to their increased average prices.

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ton and per ounce amounts, and reflect our 29.73% share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$19,297	$15,899	$57,997	$43,809
Cost of sales and other direct production costs	(6,840)	(6,218)	(20,832)	(16,475)
Depreciation, depletion and amortization	(2,303)	(2,120)	(6,533)	(5,842)
Gross profit	$10,154	$7,561	$30,632	$21,492

Tons of ore milled	58,384	53,116	161,204	156,509
Silver ounces produced	679,884	758,865	2,073,435	1,893,709
Gold ounces produced	5,614	4,704	14,963	13,182
Zinc tons produced	5,021	4,142	13,574	12,369
Lead tons produced	1,697	1,672	4,688	4,483
Silver ounces per ton	15.54	18.05	16.62	15.79
Gold ounces per ton	0.141	0.128	0.135	0.124
Zinc percent	9.65	8.87	9.45	9.08
Lead percent	3.72	3.96	3.68	3.69
Total cash cost per silver ounce (1)	$(7.42)	$(2.61)	$(5.15)	$(2.08)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The 34% and 43% increases in gross profit during the third quarter and first nine months of 2007, respectively, compared to the same 2006 periods, were primarily the result of higher average metals prices, partially offset by increased production costs resulting from the use of contract labor due to a shortage of qualified miners, and higher diesel prices.

The Greens Creek operation is partially powered by diesel generators, and production costs have been significantly affected by increasing fuel prices. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. AEL&P had agreed to supply power to Greens Creek, however, low lake levels and increased demand in the Juneau area have combined to decrease power available to Greens Creek. As a result, it is unlikely that Greens Creek will obtain significant utility power until 2009.

The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $29.7 million at September 30, 2007, of which our 29.73% portion was $8.8 million, and $28.6 million at December 31, 2006, of which our 29.73% portion was $8.5 million.

The 184% and 148% improvements in total cash cost per ounce for the third quarter and first nine months of 2007, respectively, compared to 2006, are attributable to increased zinc, lead and gold by-product credits, as third quarter 2007 lead and gold prices, as well as 2007 year-to-date zinc, lead and gold prices, have continued to exceed prices during the same 2006 periods, partially offset by higher production costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc, lead and gold to be by-products of our silver production. Therefore, the increased prices of these metals offset increases in operating costs.

The La Camorra Segment

The following is a comparison of the operating results and key production statistics of our Venezuelan operations, which include the La Camorra mine and mill, a custom milling business and Mina Isidora (dollars are in thousands, except per ton and per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$9,418	$21,159	$45,132	$67,800
Cost of sales and other direct production costs	(6,516)	(11,919)	(38,137)	(39,490)
Depreciation, depletion and amortization	(2,627)	(7,229)	(11,824)	(18,686)
Gross profit (loss)	$275	$2,011	$(4,829)	$9,624

Tons of ore processed	21,982	57,647	120,040	173,026
Gold ounces produced	17,624	38,636	70,649	114,656
Gold ounces per ton	0.834	0.684	0.611	0.695
Total cash cost per gold ounce (1)	$538	$380	$521	$359

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The reduction in gross profit for the third quarter and first nine months of 2007, compared to the same periods in 2006, primarily resulted from:

•

Escalating labor, commodity and transportation costs. The higher transportation costs are related to haulage of ore mined from Mina Isidora and ore purchased from small third-party mining operations to our milling facility located approximately 70 miles from Mina Isidora.

•	Suspension of operations at the La Camorra mine, at which we reached the end of known mine life in June 2007.

The operating results reported for the La Camorra unit for the first nine months of 2007, compared to the same 2006 period, were also impacted by:

•

Decreased production from Mina Isidora due to a temporary suspension of operations there during the second quarter of 2007. A road blockade in early May disrupted access to Mina Isidora and impacted gold production. The issues with the community and a small number of employees resulting in the blockade have been resolved, which primarily consisted of Hecla continuing its program of improving local infrastructure. Operations at the mine were restored at the beginning of the third quarter, and gold doré pours resumed in August 2007.

•

Reduced production from the La Camorra mine due to mining at greater depths, lower productivity, lower gold grades, and reduced reserves. We reached the end of the currently known mine life at the La Camorra mine in June 2007, and production from the La Camorra unit has transitioned primarily to Mina Isidora.

•	$1.3 million in expense recognized during the first nine months of 2007 related to voluntary termination of personnel at the La Camorra mine.

In order to mine more efficiently at greater depths and potentially develop further proven and probable reserves, we made the decision in 2003 to construct a production shaft at the La Camorra mine, which was placed into service during the third quarter of 2005. However, proven and probable ore reserves continued to decrease at the La Camorra mine since 2005, as it exhibited lower ore grades, and no significant results have been returned from drilling in the La Camorra vicinity. As a result, reduced production levels from the La Camorra mine continued, and we reached the end of the known mine life there in June 2007. Depreciation expense related to the shaft has negatively affected gross profit for the La Camorra unit since it was commissioned, and continued to do so until the shaft was depreciated to its salvage value in the second quarter of 2007. We have applied for permits in order to continue exploration activity on concessions surrounding the La Camorra mine during 2007, however, no permits have been issued to us at this time. We will continue to assess the carrying value of assets at the La Camorra unit, and failure to obtain the permits necessary to continue exploration on concessions near the La Camorra mine may cause us to reduce the carrying value of certain assets there.

Improvement in the total cash cost per ounce at the La Camorra unit is anticipated during the fourth quarter of 2007, due to higher gold grades at Mina Isidora, partially offset by the use of a more expensive mining method due to the dip of the vein, and increased ore transportation costs.

Functional Currency for Venezuelan Operations

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52 (“SFAS 52”). The functional currency change resulted in a reduction of approximately $7.2 million in the carrying value of net assets, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. Further discussion of the functional currency change can be found in Note 13 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

Business Risks in Venezuela

Currency and Related Risks

The Venezuelan Criminal Exchange Law imposes strict criminal and economic sanctions on the exchange of Venezuelan currency with other foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in Bolívares, at the official rate of 2,150 Bolívares to $1.00, that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $21.6 million at December 31, 2006, to $31.2 million at September 30, 2007. Additionally, during the next six months we are required to convert into Venezuelan currency the proceeds from Venezuelan export sales made over the past 180 days, or a total value of approximately $8.1 million. During the first nine months of 2007, we exchanged the U.S. dollar equivalent of approximately $30.8 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $17.5 million, at an average open market exchange rate of Bolívares 3,793 to $1.00, incurring a foreign exchange loss for the difference. In the third quarter of 2007, we converted Bolívares at the equivalent of $1.0 million at the parallel exchange rate to $0.5 million through negotiable instruments, incurring foreign exchange losses on the difference. Approximately $11.0 million of the conversion losses for the first nine months of 2007 were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Condensed Consolidated Statement of Operations. Additional losses of approximately $0.5 million and $2.3 million for the third quarter and first nine months of 2007, respectively, are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Condensed Consolidated Statement of Operations. Although we are making the appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. At November 8, 2007, the open market exchange rate was approximately Bolívares 6,200 to $1.00.

SENIAT Litigation

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

In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case. The terms of the agreement provided that MHV would pay approximately $0.8 million in exchange for release of the alleged tax liabilities, and paid the $0.8 million in August 2006. This agreement was validated by the Tax Court that was hearing the case in March 2007. In a separate agreement, Monarch agreed to reimburse MHV for all amounts expended in settling the case, including response costs, through a reduction in MHV’s royalty obligations to Monarch. In June 2007, the Tax Court released to MHV the deposit plus interest. MHV subsequently paid $0.8 million to Monarch in settlement of MHV’s royalty obligations less the legal costs and fees that Monarch was obligated to pay in accordance with the prior settlement. This matter is now resolved.

La Camorra Concession Notice

By letter dated October 15, 2007 the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from the Venezuelan Ministry for Basic Industries and Mining that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla has ongoing mining operations at Mina Isidora that process ore at the La Camorra mill and has had, and plans to continue to have, independent contractors that extract ore from the La Camorra concession. The Company and MHV disagree with the assertions in the Notice. We plan to contest the Notice vigorously and, based upon what we know at present, believe that we have strong legal grounds in our favor.

Other

Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as export and exchange control. This uncertain state of affairs could affect our operations, including by changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, industry nationalization, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences, if significant, could have a material adverse effect on our results from operations or financial position.

The San Sebastian Segment

We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit during the fourth quarter of 2005. However, significant exploration efforts have continued during 2006 and 2007 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold 340 square miles of contiguous concessions. We incurred $2.2 million and $5.2 million in exploration expenses during the third quarter and first nine months of 2007, respectively, compared to $1.7 million and $4.2 million in the same periods for 2006.

The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts. Sales reported for the first quarter of 2006 totaling $0.9 million represent final settlement payments received on prior period dorè shipments.

Corporate Matters

Other significant variances affecting our results for the third quarter and first nine months of 2007, as compared to the same periods in 2006, were as follows:

•

Higher general and administrative expenses, by $0.5 million and $1.3 million for the three and nine month-periods ended September 30, 2007, respectively, primarily the result of increased staffing and incentive compensation expenses.

•

Overall decreases in exploration expense of $0.6 million and $1.7 million for the third quarter and first nine months of 2007, respectively, due primarily to the sale of the Hollister Development Block project (see the Note 12 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information), partially offset by increased costs for exploration activity at our San Sebastian unit in Mexico, the addition of our new office in Vancouver, British Columbia, and an exploration program to generate new projects underway in North Idaho’s Silver Valley.

•

Lower pre-development expense, by $2.2 million and $4.7 million for the third quarter and first nine months of 2007, respectively, as a result of the Hollister sale discussed in Note 12 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

•

Net foreign exchange losses decreased by $1.3 million for the third quarter of 2007 and increased by $4.8 million for the first nine months of 2007, compared to the same 2006 periods. The net foreign exchange losses for the first nine months of 2007 primarily resulted from the repatriation of cash from Venezuela, partially offset by $4.1 million in transaction gains on local gold sales in Venezuela.

•

Increases in the provision for closed operations and environmental matters of $2.3 million and $47.1 million for the third quarter and first nine months of 2007, respectively, compared to the same 2006 periods. A $1.2 million adjustment to increase the accrual related to the idle Republic mine site, in the State of Washington, and idle property expenses recognized during the third quarter of 2007 relating to the La Camorra mine, as we reached the end of the known mine life there in June 2007, were the primary causes of the third quarter increase, and also contributed to the increase for the first nine months of 2007. The year-to-date increase also includes a $44.7 million adjustment to increase the accruals relating to the Coeur d’Alene Basin and Bunker Hill Superfund Site, as discussed further in the Results of Operations section above.

•	Increased interest income, by $1.0 million for the third quarter and $3.0 million for the first nine months of 2007, due to higher invested cash and investment balances and higher interest rates.
•

Income tax benefits of $1.2 million and $2.3 million for the three and nine months ended September 30, 2007, compared to income tax provisions of $0.4 million and $1.6 million for the same 2006 periods. See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our silver operations (the Lucky Friday and Greens Creek units) and gold operations (the La Camorra unit only), for the three and nine months ended September 30, 2007 and 2006 (in thousands, except costs per ounce).

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

Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our silver and gold operating units in the tables below is presented in our Condensed Consolidated Statement of Income and Comprehensive Income (Unaudited).

	Combined Silver Properties

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total cash costs (1)	$(6,615)	$881	$(11,314)	$5,928
Divided by ounces produced	1,341	1,496	4,391	4,000
Total cash cost per ounce produced	$(4.91)	$0.59	$(2.58)	$1.48
Reconciliation to GAAP:
Total cash costs	$(6,615)	$881	$(11,314)	$5,928
Depreciation, depletion and amortization	3,318	3,117	9,463	8,331
Treatment and freight costs	(7,684)	(9,177)	(23,792)	(24,193)
By-product credits (1)	30,772	21,520	82,298	54,234
Change in product inventory (2)	(750)	506	(161)	718
Reclamation and other costs	50	49	145	146
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$19,091	$16,896	$56,639	$45,164

	Lucky Friday Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total cash costs (1)	$(1,575)	$2,859	$(641)	$9,876
Divided by silver ounces produced	662	737	2,318	2,106
Total cash cost per ounce produced	$(2.38)	$3.88	$(0.28)	$4.69
Reconciliation to GAAP:
Total cash costs	$(1,575)	$2,859	$(641)	$9,876
Depreciation, depletion and amortization	1,016	997	2,930	2,489
Treatment and freight costs	(3,251)	(3,942)	(10,581)	(10,220)
By-product credits (1)	13,776	8,678	37,743	20,049
Change in product inventory	(24)	(39)	(195)	(267)
Reclamation and other costs	6	3	18	14
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$9,948	$8,556	$29,274	$21,941

	Greens Creek Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total cash costs (1)	$(5,040)	$(1,978)	$(10,673)	$(3,948)
Divided by silver ounces produced	679	759	2,073	1,894
Total cash cost per ounce produced	$(7.42)	$(2.61)	$(5.15)	$(2.08)
Reconciliation to GAAP:
Total cash costs	$(5,040)	$(1,978)	$(10,673)	$(3,948)
Depreciation, depletion and amortization	2,302	2,120	6,533	5,842
Treatment and freight costs	(4,433)	(5,235)	(13,211)	(13,973)
By-product credits (1)	16,996	12,842	44,555	34,185
Change in product inventory	(726)	545	34	78
Reclamation and other costs	44	46	127	132
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$9,143	$8,340	$27,365	$22,316

	La Camorra Unit (3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total cash costs (1)	$9,681	$14,073	$35,405	$39,844
Divided by ounces produced	18	37	68	111
Total cash cost per ounce produced	$538	$380	$521	$359
Reconciliation to GAAP:
Total cash costs	$9,681	$14,073	$35,405	$39,844
Depreciation, depletion and amortization	2,627	7,229	11,824	18,686
Treatment and freight costs	(630)	(445)	(2,130)	(4,127)
By-product credits (1)	120	555	1,849	1,980
Change in product inventory	(2,363)	(2,492)	(899)	1,619
Reduction in labor cost (4)	—	—	1,280	—
Shutdown related costs at Mina Isidora (5)	—	—	2,708	—
Reclamation and other costs	(291)	226	(76)	173
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$9,144	$19,146	$49,961	$58,175

	Total, All Properties

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total cash costs (1)	$3,066	$14,954	$24,091	$45,772
Depreciation, depletion and amortization	5,945	10,346	21,287	27,017
Treatment and freight costs	$(8,314)	$(9,622)	$(25,922)	$(28,320)
By-product credits (1)	30,892	22,075	84,147	56,214
Change in product inventory (2)	$(3,113)	$(1,986)	$(1,060)	$2,337
Reduction in labor cost (4)	—	—	1,280	—
Shutdown-related costs at Mina Isidora (5)	—	—	2,708	—
Reclamation and other costs	(241)	275	69	319
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$28,235	$36,042	$106,600	$103,339

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

(2)

The change in product inventory for the nine months ended September 30, 2006 includes approximately $905,000 related to San Sebastian cost of sales during the first quarter of 2006 for prior period doré shipments.

(3)

Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions, including Mina Isidora, only. During the quarters and nine-month periods ended September 30, 2007 and 2006, a total of 181 and 934 ounces, and 2,882 and 3,366 ounces of gold, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for the three and nine months ending September 30, 2007 and 2006, were the costs to purchase the ore of approximately $0.2 million and $0.6 million, respectively, and $1.9 million and $2.0 million, respectively.

(4)

Incentives have been offered at the La Camorra mine for voluntary reduction of the workforce. During the nine months ended September 30, 2007, these costs of sales and other direct production costs of $1.3 million were not included in the determination of total cash costs for gold operations. See further discussion of our workforce reduction plan in The La Camorra Segment section above.

(5)

Operations at the Mina Isidora mine in Venezuela were closed during a portion of the second quarter of 2007 when a small group of local residents blocked Hecla employees from accessing the mine. See The La Camorra Segment section above for more information. Costs of sales and other direct production costs and depreciation, depletion, and amortization totaling $2.7 million were incurred during the second quarter of 2007, and were not included in the total cash costs for gold operations.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	September 30, 2007	December 31 2006
Cash and cash equivalents held in U.S. dollars	$89.8	$54.4
Cash and cash equivalents held in foreign currency	31.2	21.5
Short-term debt securities	49.2	25.4
Current marketable equity securities	24.6	—
Non-current marketable equity securities	9.2	6.2
Total cash, cash equivalents and investments	$204.0	$107.5

We generated $45.1 million in cash flow in the first nine months of 2007, compared to $64.5 in the comparable period of last year. Significant reasons for lower cash flow in 2007 include:

•	Receipt of $45.0 million for the divestment of the Hollister project this year versus $61.8 million related to the sale of equity securities last year.

•	Investment in adjustable rate securities of $23.8 million during the first nine months of this year versus $14.9 million during the same period last year.

•	Additions to properties, plants, and equipment that have exceeded last year’s levels by $7.6 million.

The above decreased year-on-year cash flows have been partly offset by:

•	Net income (adjusted for non-cash elements) in the first nine months of 2007 that exceeded last year’s level by $10.7 million.

•	Repayment last year of a $3.0 million then-outstanding balance on our revolving credit facility.

In addition to the foregoing changes in cash and cash equivalents, our liquidity has been boosted by:

•	Receipt of stock, valued at $18.6 million upon acquisition, in Great Basin Gold upon the sale of our interest in the Hollister Development Block.

•	Appreciation totaling $8.9 million in the value of marketable securities held by us.

•	Increase of $23.9 million in short-term debt securities held by us.

•

Release of a cash deposit of approximately $4.3 million previously held by the Tax Court in Venezuela, resulting in a reclassification from non-current restricted cash and investments to cash and cash equivalents. For further discussion, see Venezuela Litigation in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Our current ratio at September 30, 2007 was 5.3 to 1, up from 3.2 to 1 at December 31, 2006. The change was attributable primarily to growth in our cash and current investment balances resulting from cash flow from operations and asset sales in the first three quarters of the year, as well as to payment of liabilities accrued at December 31, 2006 for resolution of La Camorra shaft arbitration, incentive compensation, and income taxes.

We believe that cash flow generated from operations, existing cash and investments, potential equity offerings, sales of assets that have already occurred, and our $30.0 million credit facility will be sufficient to finance capital requirements, exploration, general corporate activities, and acquisition or capital improvement opportunities.

Our cash balance at September 30, 2007 included $31.2 million held in local currency in Venezuela (based on the official exchange rate of 2,150 Bolívares = $1.00), with approximately $8.1 million scheduled for transfer to the Central Bank of Venezuela for export sales over the last 180 days. In the first nine months of 2007, we converted Bolívares at the equivalent of $30.8 million at the official exchange rate to $17.5 million through negotiable instruments, at conversion rates that are higher than the official rate (parallel rate), incurring foreign exchange losses on the difference. In the third quarter of 2007, we converted Bolívares at the equivalent of $1.0 million at the parallel exchange rate to $0.5 million through negotiable instruments, incurring foreign exchange losses on the difference. Approximately $11.0 million of the conversion losses for the first nine months of 2007 were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Condensed Consolidated Statement of Operations. Additional losses of approximately $0.5 million and $2.3 million for the third quarter and first nine months of 2007, respectively, are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Condensed Consolidated Statement of Operations. At November 8, 2007, the open market exchange rate was approximately Bolívares 6,200 to $1.00. Approvals for foreign currency exchange continue to be limited and our ability to convert Bolívares to U.S. dollars is likewise limited. For a more detailed discussion, see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) and The La Camorra Segment above.

Operating Activities

Cash provided by operating activities totaled $47.0 million in the first nine months of 2007, up from $39.7 million in the same period last year. The increase in cash provided by operating activities was due to a $10.5 million increase in net income, adjusted for non-cash elements. The effect of higher income was offset partly by a $2.8 million increase in working capital and other assets and liabilities in the first nine months of 2007 versus a $0.4 million decrease in the comparable period last year. These changes included:

•	Liabilities accrued at December 31, 2006 for resolution of La Camorra shaft arbitration, incentive compensation, and income taxes were paid in the first quarter of 2007.

•

Inventories decreased by $2.7 million in the first nine months of 2007 versus $1.8 million in the comparable 2006 period due to suspension of operations the La Camorra mine in Venezuela and a significant shipment from Greens Creek at the end of the third quarter of 2007. Income tax payments in Venezuela have totaled $3.5 million in 2007, which includes a prepayment of $1.0 million for 2007 taxes.

•

Offsetting the above cash requirements, accounts receivable increased by a lesser amount in the first nine months of 2007 versus the same period last year due to the timing of receipts from smelters for Lucky Friday and Greens Creek concentrates. Accounts receivable increased in both periods due to rising metals prices.

Investing Activities

Investing activities used $4.6 million cash in the first three quarters of 2007, while providing $26.1 million in the same period last year. The chief differences between the years include:

•

Lower proceeds from asset sales in 2007. In 2007, we received $45.0 million for the sale of our interest in the Hollister Development Block. In 2006, we received $61.8 million from asset sales, including the sale of Alamos stock and our Noche Buena property.

•	Increased investment in capital projects. Costs in 2007 have exceeded those in 2006 by $8.3 million, primarily as a result of investment at our Lucky Friday mine.

•

Increased investment in short-term investments. In the first nine months of 2007, our investments in short-term treasury instruments increased by $23.8 million, while in the same period last year, similar investments increased by $14.9 million.

•

Partly offsetting the above uses of cash, we received proceeds from the Venezuelan government for cash posted in 2004 to prevent an embargo related to an income tax matter. For further discussion, see the discussion of Venezuelan Litigation in Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements (Unaudited).

Financing Activities

Net cash provided by financing activities totaled $2.4 million in the first nine months of 2007, a difference of $3.7 million from $1.3 million used in the same period last year. The largest difference was payment in 2006 of balances on our revolving credit line. In addition, the proceeds from common stock issued under stock option plans were higher this year than last as a result of higher exercise prices for our stock.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders and certain capital expenditures and lease arrangements as of September 30, 2007 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Purchase obligations (1)	$3,632	$—	$—	$—	$3,632
Long-term debt (2)	—	—	—	—	—
Commitment fees (2)	225	225	—	—	450
Contractual obligations (3)	4,012	—	—	—	4,012
Operating lease commitments (4)	1,051	2,261	268	—	3,580
Total contractual cash obligations	$8,920	$2,486	$268	$—	$11,674

(1)

Consist of open purchase orders of approximately $1.5 million at the Lucky Friday unit, $1.2 million at the Greens Creek unit (our 29.73% portion) and $0.8 million at the La Camorra unit. Included in these amounts are approximately $1.1 million and $1.0 million related to various capital projects at the Lucky Friday and Greens Creek units, respectively.

(2)

In September 2005, we entered into a $30.0 million revolving credit agreement subject to an interest rate of 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%. There was no outstanding balance under the credit agreement at September 30, 2007. Each quarter, we pay a commitment fee at an annual rate of 0.75% of the unused balance. See Note 10 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

(3)

Includes approximately $1.1 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at September 30, 2007 also included approximately $2.7 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.2 million for commitments relating to non-capital items at Greens Creek (our 29.73% share).

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

We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At September 30, 2007, our reserves for these matters totaled $109.2 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements (Unaudited).

At September 30, 2007, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown below under Part II, Item 1A. – Risk Factors, metals prices have been historically volatile. While average prices for all four metals we produce have increased for four consecutive years, we have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will remain at their current levels or higher.

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

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Part I, Item 2. – Property Descriptions in our annual report filed on Form 10-K for the year ended December 31, 2006. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

We believe there has been no material change in our market risk since the end of our last fiscal year. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A – Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006).

Cash

Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends without substantial cost. At September 30, 2007 and December 31, 2006, we held the U.S. dollar equivalent of approximately $31.2 million and $21.6 million, respectively, denominated in the Venezuelan Bolívar at the rate of 2,150 Bolívares to $1.00. Additionally, during the next six months we are required to convert into Venezuelan currency the proceeds of Venezuelan export sales made over the past 180 days, or approximately $8.1 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we have incurred and may incur additional foreign currency losses. In the third quarter of 2007, we converted Bolívares at the equivalent of $1.0 million at the parallel exchange rate to $0.5 million through negotiable instruments, incurring foreign exchange losses on the difference. During the first nine months of 2007, we exchanged the U.S. dollar equivalent of approximately $30.8 million at the parallel exchange rate of 2,150 Bolívares to $1.00 for $17.5 million at open market exchange rates, incurring a foreign exchange loss for the difference. Approximately $11.0 million of the conversion losses for the first nine months of 2007 were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Condensed Consolidated Statement of Operations. Additional losses of approximately $0.5 million and $2.3 million for the third quarter and first nine months of 2007, respectively, are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Condensed Consolidated Statement of Operations. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan Bolívares may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela.

Short-term Investments

Our September 30, 2007 short-term investments of $49.2 million, consisting of variable rate demand notes, adjustable rate securities and agency securities, were subject to changes in market interest rates and were sensitive to those changes. Our short-term investments were subject to a weighted-average interest rate of 5.15% and mature over the next twelve months.

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

Interest-Rate Risk Management

At September 30, 2007, we had no debt outstanding. However, our revolving credit facility, if used, would be subject to changes in market interest rates. For additional information regarding our $30.0 million revolving credit facility, see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information concerning legal proceedings, refer to Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

For information concerning currency and related risks in Venezuela, refer to the La Camorra Segment discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference into this Item 1A. There are no other material changes to the Risk Factors set forth in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

See the exhibit index to this Form 10-Q for the list of exhibits.

Items 2, 3, 4, and 5 of Part II are not applicable and are omitted from this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY
(Registrant)
Date: November 8, 2007	By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President and Chief Executive Officer

Date: November 8, 2007	By:	/s/ Lewis E. Walde
Lewis E. Walde, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – September 30, 2007

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

10.1

Employment Agreement dated July 9, 2007, between Hecla Mining Company and Don Poirier, incorporated by reference herein to exhibit 10.1 to Registrant’s Quarterly report on Form 10-Q for the period ended June 30, 2007 (File No. 1-8491). Registrant has substantially identical agreements with each of Messrs. Phillips S. Baker, Jr., Ronald W. Clayton, Philip C. Wolf, Lewis E. Walde, Michael H. Callahan, Dean W. McDonald and Ms. Vicki Veltkamp. (1)

10.2

Indemnification Agreement dated July 9, 2007, between Hecla Mining Company and Don Poirier, incorporated by reference herein to exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 1-8491).

10.3

Third Amendment to Credit Agreement effective September 12, 2007, by and among Hecla Limited (formerly known as Hecla Mining Company), as Borrower, The Bank of Nova Scotia, as the Administrative Agent for the Lenders and NM Rothschild & Sons Limited, as the Technical Agent for the Lenders. Filed as exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 14, 2007 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

___________________

(1)	Indicates a management contract or compensatory plan or arrangement.

* Filed herewith