Form 10-K
period 2007-12-31
HECLA MINING CO/DE/
filed 2008-02-29
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

Commission file No. 1-8491

HECLA MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange
6.5% Mandatory Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by nonaffiliates was $1,028,389,934 as of June 29, 2007. There were 120,420,367 shares of the registrant’s Common Stock outstanding as of June 29, 2007, and 122,982,824 shares as of February 28, 2008.

Documents incorporated by reference herein:

To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2007 fiscal year is incorporated herein by reference. See Part III.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Item 1A. — Business — Risk Factors. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. Projections included in this Form 10-K have been prepared based on assumptions, which we believe to be reasonable, but not in accordance with United States generally accepted accounting principles (“GAAP”) or any guidelines of the Securities and Exchange Commission (“SEC”). Actual results will vary, perhaps materially, and we undertake no obligation to update the projections at any future date. You are strongly cautioned not to place undue reliance on such projections. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Introduction

Hecla Mining Company has provided precious and base metals to the U.S. economy and worldwide since its incorporation in 1891 (in this report, “we” or “our” or “us” refers to Hecla Mining Company and/or our affiliates and subsidiaries). We discover, acquire, develop, produce, and market silver, gold, lead and zinc. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

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

The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia. We sold our interest in the Hollister Development Block in April 2007 (For further discussion, see Note 19 of Notes to the Consolidated Financial Statements).

Map of Operations

Greens Creek Unit, Admiralty Island, Alaska
Hecla Office, Vancouver, B.C.
Hecla Office, Coeur d'Alene, Idaho
Lucky Friday Unit, Mullan, Idaho
*San Sebastian, Durango, Mexico
La Camorra Unit, Bolivar, Venezuela
Silver
Gold
Hecla Corporate Offices
* Exploration / Development Projects

Our current business strategy is to focus our financial and human resources in the following areas:

•	Expanding our proven and probable reserves and production capacity at our operating properties;
•

Investing in the generation of new exploration projects in the vicinities of the following four mining districts we believe to be under-explored and under-invested: North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; the prolific silver-producing district near Durango, Mexico; at our Greens Creek unit on Alaska’s Admiralty Island, located offshore of Juneau; and the San Juan Joint Venture near Creede, Colorado; and

•	Acquisitions of companies and mining properties with potential silver and gold deposits.

We believe that our plans are credible due to our financial capability, which includes:

•	Cash balance of $373.1 million and current investments of $25.8 million at December 31, 2007;
•

Two effective shelf registration statements with the SEC. One allows us to sell common stock, preferred stock, warrants and debt securities as needed in order to raise capital for potential acquisitions and for general corporate purposes. The other allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions; and

•	A $30.0 million revolving credit agreement, with no amount outstanding at December 31, 2007.

For the year ended December 31, 2007, we reported net income of $53.2 million, compared to net income of $69.1 million for the year ended December 31, 2006 and net losses for the years ended December 31, 2005, 2004 and 2003 of $25.4 million, $6.1 million and $6.0 million, respectively. Our financial results over the past five years have been impacted by:

•

Exploration and pre-production development expenditures, which totaled $20.8 million, $28.4 million, $26.2 million, $20.2 million and $11.0 million, respectively, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. These amounts include expenditures for the now-divested Hollister Development Block, as its development progressed, of $2.2 million, $14.4 million, $9.4 million, $4.2 million and $1.4 million, respectively, for the same periods;

•	Improved metals prices, which have increased over the last five years;
•

A shift in production at the La Camorra unit in Venezuela, from the La Camorra mine, where we reached the end of the known mine life in June 2007, to Mina Isidora, which requires a longer ore haulage distance; and

•	Decreased production, and the eventual suspension of mining operations at the San Sebastian unit in Mexico in the fourth quarter of 2005.

A comprehensive discussion of our financial results for the years ended December 31, 2007, 2006 and 2005, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

Our results of operations are significantly affected by the prices of silver, gold, lead and zinc, which fluctuate and are affected by numerous factors beyond our control. Over the past five years, we have seen the prices of the metals we produce generally rise, which has helped to offset the factors having a negative impact on our net income discussed above.

Products and Segments

Our principal operating units are differentiated by geographic region and principal products produced. We produce both metal concentrates, which we sell to custom smelters on contract, and unrefined gold and silver bullion bars (doré), which are sold directly to customers or further refined before sale to precious metals traders. Our principal operating units during 2007 included:

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is, through our subsidiary Hecla Limited, 100%-owned (with 18% ownership by a lease from Independence Lead Mines Company) and has been a producing mine for us since 1958. During 2007, Lucky Friday contributed $81.0 million, or 36.4%, to our consolidated sales;

•

The Greens Creek unit, a 29.7%-owned joint venture arrangement, through our subsidiary Hecla Limited, with Kennecott Greens Creek Mining Company, the manager, and Kennecott Juneau Mining Company, both wholly owned subsidiaries of Kennecott Minerals and indirect subsidiaries of Rio Tinto. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. During 2007, our portion of Greens Creek revenue contributed $72.7 million, or 32.7%, to our consolidated sales;

•

The La Camorra unit, located in the eastern Venezuelan State of Bolívar, has been 100% owned by us through our wholly owned subsidiaries, Minera Hecla Venezolana, C.A. (since June 1999) and El Callao Gold Mining Company (since 2002). During 2007, the La Camorra unit contributed $69.0 million, or 30.9%, to our consolidated sales; and

•

The San Sebastian unit, located in the State of Durango, Mexico, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla, S.A. de C.V., since 1999. During 2005, San Sebastian reached the end of its known mine life. We are continuing an ongoing exploration program at the San Sebastian unit.

The table below summarizes our production for each year ended December 31:

	Year
	2007	2006	2005
Silver (ounces)	5,642,558	5,509,746	6,013,929
Gold (ounces)	107,708	179,276	140,559
Lead (tons)	24,549	22,899	21,075
Zinc (tons)	26,621	24,207	23,289

On February 12, 2008, we announced an agreement to purchase the companies that hold the remaining 70.3% of the Greens Creek mine for total consideration of $750 million, which would result in our various subsidiaries holding 100% ownership of Greens Creek. We anticipate that our silver production will almost double as a result of the transaction. See Note 20 of Notes to Consolidated Financial Statements for further discussion.

Employees

As of December 31, 2007, we employed 871 people, and believe relations with our employees are generally good. However, our employees at the Velardeña mill went on strike in October 2004, as discussed under the San Sebastian Unit property description below, and our hourly employees at the La Camorra mine went on strike in July 2005, as discussed below under the La Camorra Unit property description. During the second quarter of 2007, a small number of employees, along with a small group of community members, were involved in a road blockade that disrupted access to Mina Isidora at our La Camorra unit, which resulted in a temporary suspension of operations. See the La Camorra Segment in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for further discussion. Employees at our La Camorra unit went on an additional strike for 17 days, which ended in December 2007.

Many of our employees are represented by unions. We anticipate that we will be able to negotiate a satisfactory contract with each union, although there can be no assurance that this can be done or that it can be done without disruptions to production. During 2004 and 2005, labor strikes and work slow-downs adversely affected our production in Mexico and Venezuela, and our Venezuelan operations were also impacted by labor issues in 2006 and 2007. Similar labor problems could continue to affect our financial results or condition in the future. For additional information on these strikes and work slow-downs, see Results of Operations in MD&A.

Available Information

We are a Delaware corporation, with our principal executive offices located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-mining.com. We file our annual, quarterly and current reports and amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation and corporate governance and directors’ nominating committees, as well as our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website free of charge. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations.

We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated May 21, 2007, and indicated that the CEO was not aware of any violations of the Listing Standards.

Item 1A. Risk Factors

The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our common and/or preferred stock.

FINANCIAL RISKS

We have had losses in the past that may occur in the future.

Although we reported net income for the years ended December 31, 2007 and 2006, of $53.2 million and $69.1 million, respectively, for the year ended December 31, 2005, we reported a net loss of $25.4 million. A comparison of operating results over the past three years can be found in Results of Operations in MD&A.

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

The majority of our revenue is derived from the sale of silver, gold, lead and zinc and, as a result, our earnings are directly related to the prices of these metals. Silver, gold, lead and zinc prices fluctuate widely and are affected by numerous factors, including:

•	Speculative activities;
•	Relative exchange rates of the U.S. dollar;
•	Global and regional demand and production;
•	Recession or reduced economic activity; and
•	Other political and economic conditions.

These factors are largely beyond our control and are difficult to predict. If the market prices for these metals fall below our production or development costs for a sustained period of time, we will experience losses and may have to discontinue exploration, development or operations, or incur asset write-downs at one or more of our properties.

In February 2008, we announced an agreement to acquire 70.3% of the Greens Creek mine, where we currently own the remaining 29.7% interest (see Note 20 of Notes to Consolidated Financial Statements for further discussion). We have received $400 million in committed debt financing, which will be used towards funding the acquisition. If the market prices for the metals we produce fall below our production or development costs for a sustained period of time, our ability to service our debt obligations associated with this transaction may be adversely affected.

The following table sets forth the average daily closing prices of the following metals for 1995, 2001 and each year thereafter through 2007.

	2007	2006	2005	2004	2003	2002	2001	1995
Silver (1) (per oz.)	$13.39	$11.57	$7.31	$6.66	$4.88	$4.60	$4.37	$5.20
Gold (2) (per oz.)	$696.66	$604.34	$444.45	$409.21	$363.51	$309.97	$272.00	$384.16
Lead (3) (per lb.)	$1.17	$0.58	$0.44	$0.40	$0.23	$0.21	$0.22	$0.29
Zinc (4) (per lb.)	$1.47	$1.49	$0.63	$0.48	$0.38	$0.35	$0.40	$0.47

______________

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

On February 28, 2008, the closing prices for silver, gold, lead and zinc were $19.24 per ounce, $959.75 per ounce, $1.51 per pound and $1.21 per pound, respectively.

Hedging activities could limit our opportunities if prices rise.

We periodically enter into hedging activities, such as forward sales contracts and commodity put and call option contracts, to manage the metals prices received on our products and in an attempt to insulate our operating results from declines in those prices. However, hedging may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity. We had no open hedging positions at December 31, 2007.

Our costs are subject to currency fluctuations.

Our products are sold in world markets in United States dollars, although a portion of our Venezuelan operating expenses are incurred in the Venezuelan Bolívar. Foreign exchange fluctuations may materially increase our production costs, future exploration activities and costs of capital. For more specific information with regard to foreign currency as it relates to our operations in Venezuela, see La Camorra Segment in MD&A.

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

In September 2005, we entered into a $30.0 million revolving credit agreement that includes various covenants and other limitations related to our indebtedness and investments that require us to maintain customary measures of financial performance. At December 31, 2007, we did not have an outstanding balance under the credit agreement and were in compliance with our covenants. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing.

In February 2008, we received $400 million in committed debt financing for possible use towards our announced acquisition of the remaining 70.3% of the Greens Creek mine (see Note 20 of Notes to Consolidated Financial Statements for further discussion of the Greens Creek transaction).

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

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax law could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2007, our current and non-current deferred tax asset balances were $14.9 million and $7.4 million, respectively. See Note 6 of Notes to Consolidated Financial Statements for further discussion of our deferred tax assets.

OPERATION, DEVELOPMENT, EXPLORATION AND ACQUISITION RISKS

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

Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial condition or results of operations. For more information regarding our operations in Mexico and Venezuela, see MD&A, Item 2. — Property Descriptions and other various risk factors relating to our foreign operations.

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

•

In October 2007, the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from the Venezuelan Ministry for Basic Industries and Mining (“MIBAM”) that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla has ongoing mining operations at Mina Isidora that process ore at the La Camorra mill and has had, and plans to continue to have, independent contractors that extract ore from the La Camorra concession on the Company’s behalf. The Company and MHV disagree with the assertions in the Notice. We have filed a formal disagreement with MIBAM, and have not received a response. We plan to contest the Notice vigorously and, based upon what we know at present, believe that we have strong legal grounds in our favor. However, there can be no assurance that our operations in Venezuela will not be affected by the government’s proceedings addressed in the Notice.

•	Venezuela has had high levels of inflation in the recent past. Continued or increased inflation there could increase the prices we pay for products and services, including wages for our employees.
•

Movement of cash from Venezuela, at the official exchange rate, is regulated by the 2005 Criminal Exchange Act. We are able to repatriate cash to the U.S., however, in doing so we must utilize specific government programs that have been limited or slow, or utilize negotiable instruments on which we have incurred losses (see Note 1 of Notes to Consolidated Financial Statements for further discussion).

Our development of new orebodies and other capital costs may cost more and provide less return than we estimated.

Capitalized development projects may cost more and provide less return than we estimate. If we are unable to realize a return on these investments, we may incur a related asset write-down that could adversely affect our financial results or condition.

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

These estimates are based on geological and other interpretive data, which may be imprecise. As a result, actual operating and capital costs and returns from a development project may differ substantially from our estimates as a result of which it may not be economically feasible to continue with a development project.

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

On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc., acquired the right to earn into a 70% joint venture interest in an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado. For more information on the terms of the agreement, see Note 20 of Notes to Consolidated Financial Statements.

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

There is a limited supply of desirable mineral lands available in the United States and foreign countries where we would consider conducting exploration and/or production activities, and any acquisition we may undertake is subject to inherent risks. In addition to the risk associated with limited mine lives, we may not realize the value of the companies or properties that are acquired due to a possible decline in metals prices, failure to obtain permits, labor problems, changes in regulatory environment, an inability to obtain financing and other factors previously described. Acquisitions of other mining companies or properties may also expose us to new geographic, political, operating, and geological risks. In addition, we face strong competition for companies and properties from other mining companies, some of which have greater financial resources than we do, and we may be unable to acquire attractive companies and mining properties on terms that we consider acceptable.

We may be subject to a number of risks and uncertainties if our announced acquisition agreements fail to close.

In February 2008, we announced two separate acquisition agreements: (1) an agreement with Kennecott Minerals to acquire the companies that hold 70.3% of the Greens Creek mines, and (2) and agreement to purchase substantially all of the assets of Independence Lead Mines Company (“Independence”). For more information, see Note 20 of Notes to Consolidated Financial Statements. Failure to complete these transactions could negatively impact our stock performance and future operations. For example:

•	The price of our common stock may decline to the extent that the current market price reflects an assumption that the transactions will be completed.
•

We must pay expenses related to the transactions, including a nonrefundable deposit and substantial legal and accounting fees, even if the transactions are not completed. This could affect the results of our operations for the period during which the fees are incurred.

•

In the case of the Greens Creek transaction, current and prospective employees may experience uncertainty about their future roles with us and Kennecott, until our strategies are announced and executed. This may adversely affect our ability to attract and retain key management and other personnel.

Our business depends on good relations with our employees.

We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, including those residing outside of the U.S., and there can be no assurance that we will be able to retain all of such employees. We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable in mining operations. Due to the relatively small size of our management team, the loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations. During 2007, we significantly reduced the workforce at the La Camorra mine and mill through voluntary termination incentives, at a cost of approximately $1.3 million. Our ability to manage our costs at our La Camorra unit in Venezuela depends in part upon the success of our efforts to retain a remaining workforce that will maintain a satisfactory level of production and cost performance.

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

For some risks, we maintain insurance to protect against losses at levels consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Insurance against environmental risks is generally either unavailable or, we believe, too expensive for us, and, therefore, we do not maintain environmental insurance. Occurrence of events for which we are not insured may affect our cash flow and overall profitability.

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

We are subject to significant environmental obligations, particularly in northern Idaho. At December 31, 2007, we had accrued $106.1 million as a provision for environmental remediation, $90.2 million of which relates to our various liabilities in Idaho, and there is a significant risk that the costs of remediation could materially exceed this provision. For an overview of our potential environmental liabilities, see Note 8 of Notes to Consolidated Financial Statements.

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

The price of our common stock has a history of volatility and could decline in the future.

Our common and preferred stocks are listed on the New York Stock Exchange. The market price for our common shares has been volatile, often based on:

•	Fluctuating proven and probable reserves;
•	Factors unrelated to our financial performance or future prospects, such as global economic developments and market perceptions of the attractiveness of particular industries;
•	Changes in metals prices, particularly gold and silver;
•	Our results of operations and financial condition as reflected in our public news releases or periodic filings with the SEC;
•	Foreign political and regulatory risk;
•	The success of our exploration program;
•	Ability to meet production estimates;
•	Environmental and legal risk;
•	The extent of analytical coverage concerning our business; and
•	The trading volume and general market interest in our securities.

The market price of our common shares at any given point in time may not accurately reflect our long-term value, and may prevent shareholders from realizing a profit on their investment.

Our Series B Preferred Stock has a liquidation preference of $50 per share or $7.9 million.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $7.9 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds. Our Series B Preferred Stock ranks on parity with our Mandatory Convertible Preferred Stock.

Our Mandatory Convertible Preferred Stock has a liquidation preference of $100 per share or $201.7 million.

If we were liquidated, holders of our preferred stock would be entitled to receive approximately $201.7 million (which includes any accrued and unpaid dividends) from any liquidation proceeds before holders of our common stock would be entitled to receive any proceeds. Our Mandatory Convertible Preferred Stock ranks on parity with our Series B Preferred Stock.

We may not be able to pay preferred stock dividends in the future.

In July 2005, we paid outstanding dividends in arrears on our Series B Cumulative Convertible Preferred Stock totaling approximately $2.3 million. Since July 2005, we have continued to pay regular quarterly dividends on our Series B Cumulative Convertible Preferred Stock. The annual dividend payable on the Series B preferred stock is currently $0.6 million. The expected dividend payable on our Mandatory Convertible Preferred Stock will be $3.7 million in April 2008, and then $3.2 million quarterly thereafter. Prior to the fourth quarter of 2004, we had not declared preferred dividends on Series B preferred stock since the second quarter of 2000. There can be no assurance that we will pay dividends in the future.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Any such acquisition could be material to us and could significantly increase the size and scope of our business, including our market capitalization. To the extent we issue substantial additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced. We currently have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue up to $175.0 million in common stock and warrants in connection with business combination transactions.

If a large number of shares of our common stock is sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

We cannot predict what effect, if any, future issuances by us of our common stock or other equity will have on the market price of our common stock. In addition, shares of our common stock that we issue in connection with an acquisition may not be subject to resale restrictions. We may issue substantial additional shares of common stock or other securities in connection with material acquisition transactions. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property Descriptions

OPERATING PROPERTIES

The Lucky Friday Unit

Since 1958, we have owned and operated the Lucky Friday unit, a deep underground silver, lead and zinc mine located in the Coeur d’Alene Mining District in northern Idaho. Lucky Friday is one-quarter mile east of Mullan, Idaho, and is adjacent to U.S. Interstate 90. Below is a map illustrating the location and access to the Lucky Friday unit:

There have been two ore-bearing structures mined at the Lucky Friday unit. The first, mined through 2001, was the Lucky Friday vein, a fissure vein typical of many in the Coeur d’Alene Mining District. The orebody is located in the Revett Formation, which is known to provide excellent host rocks for a number of orebodies in the Coeur d’Alene Mining District. The Lucky Friday vein strikes northeasterly and dips steeply to the south with an average width of six to seven feet. Its principal ore minerals are galena and tetrahedrite with minor amounts of sphalerite and chalcopyrite. The ore occurs as a single continuous orebody in and along the Lucky Friday vein. The major part of the orebody has extended from the 1,200-foot level to and below the 6,020-foot level.

The second ore-bearing structure, known as the Lucky Friday Expansion Area, has been mined since 1997. During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. We control the Gold Hunter property under a long-term operating agreement with Independence Lead Mines Company (“Independence”) expiring in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. Under the current agreement, we would be obligated to pay a net profits interest of 18.52% to Independence after we have recouped our costs to explore and develop the property. On February 13, 2008, we announced an agreement to acquire substantially all of the assets of Independence, including the mining claims pertaining to their agreement with the Lucky Friday mine that includes all future interest or royalty obligation to Independence (see Note 20 of Notes to Consolidated Financial Statements for further discussion). As of December 31, 2007, unrecouped costs totaled approximately $14.7 million. We believe all of our commitments under the operating agreement have been met. For a description of a legal claim involving the Lucky Friday unit and Independence, see Note 8 of Notes to Consolidated Financial Statements.

The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

The ore produced from Lucky Friday is processed in a 1,000-ton-per-day conventional flotation mill. In 2007, ore was processed at an average rate of approximately 908 tons per day. The flotation process produces both a silver-lead concentrate and a zinc concentrate. During 2007, mill recovery totaled approximately 92.41% silver, 92.37% lead and 78.25% zinc. All silver-lead and zinc concentrate production during 2007 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2007	2006	2005
Ore milled (tons)	323,659	276,393	214,158
Silver (ounces)	3,071,857	2,873,663	2,422,537
Lead (tons)	18,297	16,657	14,560
Zinc (tons)	8,009	6,537	4,080

Average Cost per Ounce of Silver Produced (1)
Cash operating costs	$(0.90)	$3.57	$5.26
Total cash costs	$(0.75)	$3.65	$5.27
Total production costs	$0.52	$4.90	$5.56

Proven Ore Reserves (2,3,4)
Total tons	760,700	628,976	600,340
Silver (ounces per ton)	12.3	13.1	13.7
Lead (percent)	7.2	8.2	7.8
Zinc (percent)	2.5	2.8	3.1
Contained silver (ounces)	9,324,800	8,245,675	8,208,381
Contained lead (tons)	54,500	51,322	46,716
Contained zinc (tons)	18,900	17,548	18,402

Probable Ore Reserves (2,3,4)
Total tons	680,000	732,920	688,300
Silver (ounces per ton)	11.9	13.5	13.1
Lead (percent)	7.5	8.2	7.6
Zinc (percent)	2.5	2.9	2.8
Contained silver (ounces)	8,065,200	9,890,120	9,000,887
Contained lead (tons)	50,900	60,284	52,008
Contained zinc (tons)	16,700	21,606	19,267

Total Proven and Probable Ore Reserves (2,3,4)
Total tons	1,440,700	1,361,896	1,288,640
Silver (ounces per ton)	12.1	13.3	13.4
Lead (percent)	7.3	8.2	7.7
Zinc (percent)	2.5	2.9	2.9
Contained silver (ounces)	17,390,000	18,135,795	17,209,268
Contained lead (tons)	105,400	111,606	98,724
Contained zinc (tons)	35,600	39,154	37,669

______________

(1)

Includes by-product credits from lead and zinc production. Cash costs per ounce of silver or gold represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The cutoff grade at the Lucky Friday ranges from $56 per ton NSR to $68 per ton NSR. An independent audit of reserves at the Lucky Friday was conducted by Scott Wilson Roscoe Postle Associates Inc. during 2006. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2007	2006	2005
Silver	$10.00	$8.00	$6.20
Lead	$0.60	$0.42	$0.30
Zinc	$1.00	$0.67	$0.44
(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 92.84% for silver, 93.40% for lead and 75.94% for zinc. Zinc recovery has improved from historical levels due to mill upgrades completed during 2005, 2006 and 2007.

(4)

The changes in reserves in 2007 versus 2006, and in 2006 versus 2005, are due to addition of data from new drill holes and development work together with increases in forecast metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.

A pre-feasibility study is under way to determine whether it is possible to expand production from the Lucky Friday mine. The study is scheduled for completion in the third quarter of 2008. In addition, we are examining construction of an internal shaft, which, upon completion, would allow us to mine mineralized material below our current workings on the 5900 level, down to the 6800 level, and also provide deeper exploration access. Basic engineering and equipment procurement documents have been completed, and activities in 2008 are anticipated to include:

•	Detailed engineering;
•	Major equipment purchases, including a production hoist and sinker hoist;
•	Pre-development from existing workings to the collar, including the hoist room and associated excavations;
•	Installation of shaft collar and head frame; and
•	Related development on the 5300 level.

Ultimate reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. No final reclamation activities were performed in 2007, and at December 31, 2007, an asset retirement obligation of approximately $0.8 million had been recorded for reclamation and closure costs. The net book value of the Lucky Friday unit property and its associated plant and equipment was approximately $42.3 million as of December 31, 2007. The construction of the facilities at Lucky Friday ranges from the 1950s to 2007, and all are in good physical condition. In 2005, 2006 and 2007, we made capital improvements to our processing plant to improve concentrate grades and metal recoveries. Additions included a three-stage crushing system, increased flotation capacity and two new flash cells, new column cells and tailings thickeners, and an on-stream analyzer. The plant is maintained by our employees with assistance from outside contractors as required.

At December 31, 2007, there were 236 employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday’s 187 hourly employees. The current labor agreement expires on May 1, 2009. Avista Corporation supplies electrical power to the Lucky Friday unit.

The Greens Creek Unit

We currently hold a 29.7% interest in the Greens Creek unit through a joint venture arrangement with Kennecott Greens Creek Mining Company and Kennecott Juneau Mining Company, subsidiaries of Rio Tinto. The term of the joint venture arrangement continues for 20 years after the effective date (May 1994), and for so long thereafter as products are produced from the properties or the participants continue to have an ownership interest in the assets, unless the arrangement is terminated earlier or is extended.

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

On February 12, 2008, we announced an agreement to acquire all of the shares of the Rio Tinto subsidiaries that hold the remaining 70.3% interest in the Greens Creek mine, which will result in various subsidiaries of ours holding 100% ownership of the Greens Creek joint venture. See Note 20 of Notes to Consolidated Financial Statements for further discussion. As a part of the agreement, no distributions are allowed to the venture partners from the date of the stock purchase agreement, resulting in the allocation of all cash flows, assets and liabilities, prior to the close of the transaction, to our account after netting out our interest rate factor, if any.

The Greens Creek orebody contains silver, zinc, gold and lead, and lies adjacent to the Admiralty Island National Monument, an environmentally sensitive area. The Greens Creek property includes 17 patented lode claims and one patented mill site claim, in addition to property leased from the U.S. Forest Service. Greens Creek also has title to mineral rights on 7,500 acres of federal land adjacent to the properties. The entire project is accessed by boat and served by 13 miles of road and consists of the mine, an ore concentrating mill, a tailings impoundment area, a ship-loading facility, camp facilities and a ferry dock. The map below illustrates the location and access to Greens Creek:

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

Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no discovery triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2007, was at approximately $154 per ton when applying the latest GDP Implicit Price Deflator observation.

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

The Greens Creek unit has historically been powered completely by diesel generators located on site. However, an agreement was reached during 2005 to purchase excess hydroelectric power from the local power company. Installation of the necessary infrastructure was completed in 2006, and use of hydroelectric power commenced during the third quarter of 2006. Low lake levels and increased demand in the Juneau area have combined to decrease power available to Greens Creek, and it is unlikely that Greens Creek will obtain sufficient utility power until 2009.

The employees at Greens Creek are employees of Kennecott Greens Creek Mining Company, and are not represented by a bargaining agent. There were 330 employees at the Greens Creek unit at December 31, 2007. Our interest in the net book value of the Greens Creek unit property and its associated plant and equipment was approximately $47.8 million. All equipment, infrastructure and facilities, including camp and concentrate storage facilities, are in good condition.

As of December 31, 2007, we have accrued $5.2 million for reclamation and closure costs. A reclamation trust fund has been established and funded for $29.9 million, our portion of which being approximately $8.9 million. This fund replaced other forms of security that had been provided to regulatory agencies.

Kennecott Greens Creek Mining Company’s geology and engineering staff computes the estimated ore reserves, and provides the weighted average metals prices used in the reserve estimates, for the Greens Creek unit, with technical support from Rio Tinto PLC. We review geologic interpretation and reserve methodology, but the reserve compilation is not independently confirmed by us in its entirety. Information with respect to our 29.7% share of production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table.

	Years Ended December 31, (reflects 29.7% interest)
Production	2007	2006	2005
Ore milled (tons)	217,691	217,676	213,354
Silver (ounces)	2,570,701	2,636,083	2,873,532
Gold (ounces)	20,218	18,713	21,631
Zinc (tons)	18,612	17,670	19,209
Lead (tons)	6,252	6,242	6,515

Average Cost per Ounce of Silver Produced (1)
Cash operating costs	$(6.06)	$(4.20)	$1.30
Total cash costs	$(5.27)	$(3.47)	$1.46
Total production costs	$(1.93)	$(0.30)	$4.02

Probable Ore Reserves (2,3,4,5,6)
Total tons	2,513,700	2,282,574	2,223,872
Silver (ounces per ton)	13.7	14.4	14.5
Gold (ounces per ton)	0.11	0.11	0.12
Zinc (percent)	10.2	10.4	10.2
Lead (percent)	3.8	4.0	3.9
Contained silver (ounces)	34,497,800	32,913,002	32,150,190
Contained gold (ounces)	270,000	257,101	256,959
Contained zinc (tons)	255,900	237,187	227,807
Contained lead (tons)	95,300	90,919	86,465

______________

(1)

Includes by-product credits from gold, lead and zinc production. Cash costs per ounce of silver represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2007, 2006 and 2005 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used were determined by the Kennecott Greens Creek Mining Company, and differ from the prices used by us, for example, in making such calculations for our Lucky Friday unit. The average prices used for the Greens Creek unit were:

	December 31,
	2007	2006	2005
Silver	$8.00	$6.00	$5.79
Gold	$529	$446	$381
Lead	$0.27	$0.27	$0.31
Zinc	$0.58	$0.47	$0.44

(3)

Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ by ore zones and are expected to average 77% for silver, 69% for gold, 80% for zinc and 72% for lead.

(4)

The changes in reserves in 2007 versus 2006 and 2006 versus 2005 are due to addition of new drill data, increases in forecasted precious metals prices, which has resulted in the addition of new reserves based on updated estimates for certain orebodies, partially offset by depletion due to production.

(5)

We only report probable reserves at the Greens Creek unit, which are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $70 per ton net smelter return to $100 per ton net smelter return.

(6)	An independent review by AMEC E&C, Inc. was completed for reserve models in 2005 for the 200 South, 5250 and Southwest Bench deposits.

The La Camorra Unit

The La Camorra unit refers to our Venezuelan operating properties and exploration projects, which are discussed below. For additional information with regard to our Venezuelan operating properties, see the La Camorra Segment in MD&A. The Mina Isidora mine is currently operating, where production commenced with completion of pre-production development there during 2006. We reached the end of the known mine life at the La Camorra mine in June 2007, and production for the La Camorra unit has transitioned primarily to Mina Isidora. Ore from Mina Isidora is shipped to the mill at the La Camorra mine for processing. The following map illustrates the location and access to the La Camorra unit:

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

During 2004, we started a custom-milling program for small mining cooperatives working in the area of La Camorra and Mina Isidora mines. The cooperatives sell their ore to us for further processing at our La Camorra mill. We also process gold-bearing sands purchased from local suppliers. See Custom Milling Business below.

Information with respect to the La Camorra unit’s production and average costs per ounce of gold produced is set forth in the table below.

	Years Ended December 31,
Production	2007	2006	2005
Ore processed (tons) (1)	142,927	236,460	191,900
Gold (ounces) (1)	87,490	160,563	101,474
Average Cost per Ounce of Gold Produced (2)
Cash operating costs	$515	$327	$330
Total cash costs	$537	$345	$337
Total production costs	$706	$520	$437

______________

(1)

During 2007, 2006 and 2005, 16,582, 23,802 and 17,252 tons milled, respectively, and 4,114, 5,407 and 4,602 gold ounces produced were generated from our custom milling business and purchases from third parties, of ore and sands not mined at the La Camorra unit.

(2)

Cash costs per ounce of gold represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of gold provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — MD&A, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The Venezuelan Criminal Exchange Law imposes strict criminal and economic sanctions on the exchange of Venezuelan currency with other foreign currency through other than officially designated methods, or for obtaining foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in Bolívares that are maintained in Venezuela have increased from a U.S. dollar equivalent of approximately $21.6 million at December 31, 2006, to $30.0 million at December 31, 2007. Additionally, during the next six months, we are required to convert into Venezuelan currency the U.S. Dollar proceeds of Venezuelan export sales made over the past 180 days, or a total value of approximately $8.1 million.

During 2007 and 2006, we exchanged the U.S. dollar equivalent of approximately $37.0 million and $13.9 million, respectively, valued at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $19.8 million and $10.0 million, respectively, at open market exchange rates, in compliance with applicable regulations, incurring foreign exchange losses in each year for the differences. Approximately $13.8 million and $2.2 million of the 2007 and 2006 conversion losses were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Consolidated Statement of Operations. Additional losses of approximately $3.4 million and $1.8 million for 2007 and 2006 are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Consolidated Statement of Operations. Although we are making appropriate applications through the Venezuelan government for acquisition of dollars at the official exchange rate, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. Changes to the Venezuelan Criminal Exchange Law enacted in December 2007 prohibit the publication of Bolívar exchange rates other than the official rate.

          The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela. Under current regulations, 15% of our gold production from Venezuela is required to be sold in Venezuela. Prior to our acquisition of the La Camorra mine, the then owners had sold substantially all of the gold production to the Central Bank of Venezuela and built up a significant credit to cover the 15% requirement, which we assumed upon our acquisition and have fully utilized. During 2006, we identified a local market with the ability to purchase the required 15% of our production. During 2007 and 2006, we sold approximately 58% and 30% of our gold ounces, respectively, in Venezuela.

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52, “Foreign Currency Translation” (SFAS 52). In accordance with SFAS 52, the balance sheet for our Venezuelan operations was recalculated as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívares to $1.00, the fixed, official exchange rate. We have used the official exchange rate pursuant to guidance from the American Institute of Certified Public Accountant’s s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously translated at historical exchange rates, has been significantly reduced, with a translation adjustment recorded to equity as a component of accumulated other comprehensive income. The functional currency change resulted in a reduction of approximately $7.1 million in the carrying value of net assets, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income, which is included as a component of shareholders’ equity on our balance sheet. Further discussion of the functional currency change, including a summary of how the functional currency indicators listed in SFAS 52 have been affected by recent changes in the economic facts and circumstances influencing our Venezuelan operations, can be found in Note 18 of Notes to Consolidated Financial Statements.

The potential effects of factors such as currency exchange controls and export restrictions in Venezuela, and the change in the functional currency for our Venezuelan operations to the Bolívar, are not included in cutoff grade calculations at the La Camorra Unit, which only consider estimated operating cost requirements. However, the effects of these items are considered in calculating the total estimated cash flow and net present value of our Venezuelan projects, measures used to determine whether overall project economics are positive. By definition, reserves cannot be present at new projects unless they pass a positive economic test. Therefore, it is possible for a project to have sufficient ore grades to meet estimated operating cost requirements, but have negative overall economics, and not meet proven or probable reserve criteria, when considering the factors above.

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

In 2007, the principal working levels of the La Camorra mine were located between the elevations of 1640 and 2130 feet below sea level. The proven and probable reserves extended to the 2130-foot elevation, and exploration drill holes have intersected gold mineralization below the current reserve limits at the 3100-foot level.

At the end of 2003, the mine had been developed to the 1570-foot level. Engineering studies undertaken in 2002 and 2003 indicated that the combination of ventilation and haulage requirements would make mining below the 1640-foot level extremely difficult and marginally economic without the development of a shaft. In August 2003, due to the long construction lead-time necessary, the board of directors approved the development of a production shaft at the La Camorra mine in order to develop further ore reserves and mine more efficiently at greater depths. We began using the production shaft during the second half of 2005. The shaft loading station is at the 1330-foot level.

The underground workings at the La Camorra mine are accessed via the shaft and a ramp from the surface, excavated at a -15% grade, that provides access to numerous levels. The main access ramp has been developed to a depth of approximately 1995 feet below sea level.

Ore has been mined primarily by longhole stoping and extracted from the stopes using rubber-tired equipment and hauled to the surface in mine haulage trucks and, beginning in the second half of 2005, the production shaft. Sub-economic material has been used to backfill mined-out stopes.

Site infrastructure, equipment and facilities are in good condition and include a water supply system, maintenance shop, warehouse, living quarters, a dining facility, administration building and a National Guard post. We also share a housing facility located near the town of El Callao with units for approximately 50 families. Mine electric power is purchased from Eleoriente (a state-owned electric company). Diesel-powered electric generators are available on-site for operation of critical equipment during power outages. At December 31, 2007, the net book value of the La Camorra mine property and its associated plant and equipment was approximately $2.4 million.

Our reclamation plan has been approved by the Ministry of Environment and Natural Resources. Planned activities include recontouring and revegetation of disturbed areas. The reclamation and closure accrual as of December 31, 2007, was $3.7 million.

At December 31, 2007, there were 31 hourly and 31 salaried employees associated with the La Camorra mine. The hourly employees are covered by a collective bargaining agreement, the contract for which expires in June 2008. In an effort to reduce the workforce at the La Camorra mine, as a result of reaching the end of the known mine life there in June 2007, the contract for the collective bargaining agreement provided incentives for a substantial number of hourly workers to voluntarily terminate during 2007. Approximately 232 workers accepted the voluntary termination incentive, and we have recorded a total cost to operations of approximately $1.3 million, primarily in the first half of 2007. In addition, there were 24 employees at the administrative office in Puerto Ordaz as of December 31, 2007.

Information with respect to the La Camorra mine’s proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,
Proven Ore Reserves (1,2,3)	2007	2006	2005
Total tons	—	55,418	107,327
Gold (ounces per ton)	—	0.50	0.62
Contained gold (ounces)	—	27,698	66,365

Probable Ore Reserves (1,2,3)
Total tons	—	29,229	86,315
Gold (ounces per ton)	—	0.53	0.63
Contained gold (ounces)	—	15,370	54,351

Total Proven and Probable Ore Reserves (1,2,3)
Total tons	—	84,647	193,642
Gold (ounces per ton)	—	0.51	0.62
Contained gold (ounces)	—	43,068	120,716

______________

(1)

The company’s estimates of proven and probable reserves are based on a gold price of $500 and $400 per ounce, respectively, in 2006 and 2005. Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis.

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

(3)

At the end of 2006, the La Camorra mine development of the vein system was complete within 80 feet vertical of the reserve limit. Accordingly, proven and probable ore reserve estimates at the La Camorra mine were primarily based on polygonal estimates from development headings and drilling with spacing of 100 to 160 feet. Cutoff grade assumptions were developed based on reserve prices, anticipated mill recoveries and cash operating costs. The cutoff grade at La Camorra was 0.49 ounces of gold per ton. Proven and probable ore reserves were exhausted at the La Camorra mine in June 2007.

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

In 2006, proven and probable reserves decreased at the La Camorra mine as the deposit exhibited lower ore grades. No significant exploration results were returned from drilling on the La Camorra veins during 2006, and we reached the end of the known mine life at the La Camorra mine in June 2007. However, continued exploration activity has focused on the delineation of new auriferous zones on the concessions surrounding the La Camorra concession. Work in 2007 consisted of linecutting, geological, geochemical and geophysical surveying. Many new drill targets were identified by this work and drilling is planned in the future once permitting requirements are met.

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

Pursuant to the lease agreement, we will pay CVG-Minerven a royalty of 2% to 3% on production from Block B, based on production levels. The royalty terms are: (i) 2% if the price of gold is below $290.00 per ounce of refined gold during the month preceding payment; (ii) 2.5% if the price of gold is equal or greater than $290.00 and equal to or below $310.00 per ounce of refined gold during the month preceding payment; and (iii) 3% if the price of gold is greater than $310.00 per ounce of refined gold during the month preceding payment. In 2007, 2006 and 2005, $1.4 million, $1.8 million and $0.3 million, respectively, in royalty expense was incurred relating to production at Block B.

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

During 2003 and 2004, we completed an exploration drilling campaign including 131 drill holes and 117,620 feet of drilling resulting in the discovery of what we refer to as Mina Isidora, which we access via a ramp and an inclined shaft. During 2007, production at Mina Isidora included 80,512 tons of ore and 64,371 ounces of gold. Mina Isidora ore is shipped to the mill at the La Camorra concession for beneficiation. At December 31, 2007, the net book value for the development of Mina Isidora and related plant and equipment totaled $33.1 million. In addition, we had an accrual for future reclamation and closure costs of $0.7 million. At December 31, 2007, there were 108 salaried and 285 hourly employees associated with Block B.

Information with respect to Mina Isidora’s proven and probable ore reserves is set forth in the table below.

	Years Ended December 31,
Proven Ore Reserves (1,2,3)	2007	2006	2005
Total tons	77,500	104,223	—
Gold (ounces per ton)	1.08	0.79	—
Contained gold (ounces)	84,000	81,931	—

Probable Ore Reserves (1,2,3)
Total tons	120,300	247,065	398,754
Gold (ounces per ton)	0.84	0.91	0.80
Contained gold (ounces)	101,100	225,469	320,676

Total Proven and Probable Ore Reserves (1,2,3)
Total tons	197,800	351,288	398,754
Gold (ounces per ton)	0.94	0.88	0.80
Contained gold (ounces)	185,100	307,400	320,676

______________

(1)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. An independent audit of the 2006 reserve model for Mina Isidora was completed by Scott Wilson Roscoe Postle Associates Inc. in 2007. Our estimates of proven and probable reserves were based on a gold price of $570, $500 and $400 per ounce, respectively, in 2007, 2006 and 2005.

(2)

Proven and probable ore reserves at Mina Isidora are based on diamond drill hole spacing of 98 to 115 feet, and estimated using geostatistical modeling. Cutoff grade assumptions are developed based on reserve prices, anticipated mill recoveries and cash operating costs.

(3)

The changes to the Mina Isidora ore reserves in 2007 compared to 2006 and in 2006 compared to 2005 are attributed to additional drill data, changes in modeling techniques, changes in mining assumptions, mining depletion and costs. The cutoff grade at Isidora is 0.60 ounces of gold per ton.

During 2007 exploration drilling at and adjacent to the Isidora mine was successful in outlining several new potential zones of economic mineralization. A possible down plunge extension of the S vein was discovered returning 0.75 ounces of gold per ton over 10.5 feet. This intersection is located approximately 328 feet below the currently defined resource block.

A new parallel vein/shear was discovered approximately 1,300 feet to the west of the Isidora Mine and 160 feet north in the footwall of the S Vein. The uppermost part of this structure returned low gold values. However, at a depth of 820 feet, three potentially economic intercepts were returned over a strike length of 738 feet. Values of 0.61 ounces per ton over a width of 5.02 feet, 1.28 ounces per ton over 6.59 feet and 2.56 ounces per ton over 1.73 feet were returned.

Exploration work at Mina Isidora in 2008 will consist of follow-up drilling of the potential economic intersections discovered below and adjacent to the Isidora Mine during the 2007 exploration program. These holes will target targeting mineralization approximately 325 – 500 feet below the current economic mineral resource at a vertical depth of 1150 – 1300 feet. Additional holes will be drilled along strike to the east to explore for other zones of deep mineralization. At least 24,500 feet are planned.

Outside the Mina Isidora area, other exploration work on the Block B concessions has included geologic mapping, geophysical surveying, geochemical sampling and 160,000 feet of exploration diamond drilling. This work led to the discovery of two mineralized zones, the Twin and Conductora mineralized zones, located approximately one-kilometer northeast of the Mina Isidora orebody.

The Twin structure was discovered through drilling during the second quarter of 2004, and is host to a large mineralized zone known as the Twin mineralized zone. The Twin mineralized zone has a minimum strike length of 2,500 feet and a minimum vertical extent of 1,100 feet, and is still open down dip and along strike. Mineralization is somewhat erratic with values ranging from 0.10 ounces per ton to over 0.58 ounces per ton and widths from three feet to over 65 feet. The gold mineralization is associated with disseminated pyrite in a moderate-to-strong schistose shear zone, with moderate-to-intense ankerite/sericite alteration and minor quartz veining. The Conductora structure, which is a possible extension to the northeast of the Twin structure, is a second shear zone that has been traced over a strike length of about 2,300 feet and is still open in both directions along strike and also down dip. The structure is host to the Conductora mineralized zone, which has erratic gold values associated with sulphides in narrow, quartz veins and/or wide zones of quartz veinlets in moderate-to-intensely schistose rocks with strong ankerite/sericite alteration.

The significance of the Twin/Conductora discovery is that it outlines a previously unidentified shear structure and a new style of mineralization on the Block B concession that might exist in other unexplored areas.

Exploration work has also been completed on the Panama/Santa Rita/A-Lode structure situated approximately one mile to the northeast of the Isidora Mine. Drilling has encountered encouraging values of between 0.36 to 0.71 ounces per ton to as high as 12.87 ounces per ton, and defines a distinct zone of mineralization that is open to depth. We are currently reviewing the results from the programs completed in 2006 and 2007 and formulating plans for another drilling campaign late in 2008.

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

As part of the custom milling business, we enter into contracts with the small mining groups and advance funds in the form of equipment and working capital, and collect such advances from ore delivered to the sampling and crushing plant. As of December 31, 2007, we had unrecouped advances to small mining cooperatives totaling $0.3 million, net of a reserve of $3.1 million, for geologic and technical factors which inhibit recoupment from the small miner community. The net book value for the plant and equipment associated with the custom milling business at December 31, 2007 was $1.6 million. In addition, we had an accrual for future reclamation and closure costs of $0.2 million.

EXPLORATION PROPERTIES

The San Sebastian Unit

The San Sebastian mine is located approximately 56 miles northeast of the city of Durango, Mexico, on concessions acquired in 1999. Access to San Sebastian is via Mexico Highway 40, approximately 7 miles east of Guadalupe Victoria, and then approximately 14 miles of paved rural road through the towns of Ignacio Allende and Emiliano Zapata. The processing plant is located near Velardeña, Durango, Mexico, and was acquired in April 2001. The map below illustrates the location and access to the San Sebastian unit:

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

Several intermediate sulfidation epithermal veins occur within the Saladillo Valley and include the Francine, Profesor, Middle and North vein systems. These veins are proximal to each other and are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. The Don Sergio, Jessica, Andrea and Antonella veins located in the Cerro Pedernalillo area, about 4 miles from Francine, are end member low sulfidation epithermal veins hosted by the same formation with the addition of dioritic intrusive rocks.

Underground development along the Francine vein started in May 2001, and reached full production during the second quarter of 2002. Mining of economic ore on the upper Francine vein was completed during the first quarter of 2005. The mine has been placed on care and maintenance as exploration continues on the property, including the Hugh Zone, which is located 2300 feet below historic mining. Mining of economic ore on the Don Sergio vein was completed in the fourth quarter of 2005 and reclamation of this portion of the mine site was completed during 2006. San Sebastian’s life-of-mine production over four years was 11.2 million ounces of silver and 155,937 ounces of gold.

The Francine vein strikes northwest and dips southwest, and is located on the southwestern limb of a doubly plunging anticline. The vein ranges in true thickness from more than 13 feet to less than 1.5 feet, and consists of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. The vein is oxidized to a depth of approximately 328 vertical feet and the wall rocks contain an alteration halo of less than 7 feet next to the vein. Mineralization within the oxidized portion of the vein contains limonite, hematite, silver halides and various copper carbonates. Higher-grade gold and silver mineralization is associated with disseminated hematite and limonite after pyrite and chalcopyrite, copper carbonates including malachite and azurite and hydrous copper silicates including chrysocolla. Native gold occurs associated with hematite and limonite. Mineralization in the sulfide portion of the Francine vein contains pyrite, chalcopyrite, sphalerite, galena, native silver, argentite and trace amounts of aguilarite. Hugh Zone mineralization contains chalcopyrite, sphalerite, galena, argentite, acanthite, tetrahedrite, polybasite, stephanite, freibergite, and pyrargyrite.

Access to both underground workings has been through ramps from the surface connecting one or more levels. Ore has been mined by the cut-and-fill stoping method and extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Run of mine ore has been hauled in trucks by contractors to our processing facility near Velardeña, which is approximately 68 miles from the San Sebastian mine and 72 miles from the Don Sergio mine. The mill is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit. The ore has been crushed in a two-stage crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore was thickened, followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold was clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate was smelted and refined into doré, and was then shipped to a third-party refiner. Processing of economic ore was completed during the fourth quarter of 2005, and the mill has been placed on care and maintenance.

During 2007, a pre-feasibility study for the Hugh Zone was completed, as well as the initial drilling of several proximal and district scaled targets, including the La Roca target area. In 2008, exploration activities will be focused in the La Roca target area, district scaled soil geochemistry, and district scaled target identification through detailed mapping and sampling.

Additional exploration at the San Sebastian unit during 2007 included activity at the Rio Grande exploration project, which is located approximately 51 miles north of Fresnillo in Zacatecas State, on concessions acquired under an option to purchase agreement in 2007. Access to the property is via Mexico Highway 49, approximately 1 mile south of the city of Rio Grande followed by approximately 6 miles of dirt road west to the center of the property.

Our Rio Grande concession holdings cover approximately 5 square miles and several low- to intermediate-sulfidation epithermal vein systems including the La Soledad, Arcangeles, El Leon, Sacramento, Concepcion, and San Martin vein systems in addition to multiple outlying active exploration areas. These veins are proximal to each other and are hosted within a series of shales with interbedded fine-grained sandstones interpreted to belong to the Cretaceous Caracol Formation. The Rio Grande vein systems strike north to northwest and dips to the west and southwest. The veins range in true thickness from more than 46-feet to less than 1.5 feet, and consist of several episodes of banded quartz, silica-healed breccias and minor amounts of calcite. These veins are partially oxidized to a depth of approximately 196 vertical feet and the wall rocks contain an alteration halo of less than 33 feet next to the vein. Mineralization within these veins consists of limonite, hematite, marcasite, pyrite, argentite, and pyrargyrite and trace amounts of chalcopyrite.

During 2007, the initial drilling of the La Soledad, Arcangeles, El Leon, Sacramento, Concepcion, San Martin, and Aguila Mexicana veins was completed. In 2008, exploration activities in the Rio Grande exploration project will be focused on additional drilling and district scaled target identification through detailed mapping and sampling.

At December 31, 2007, the net book value of the San Sebastian unit property and its associated plant and equipment was $3.2 million. The mill was constructed in 1994 and is capable of processing approximately 550 tons per day. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, tailings impoundment and various offices. Equipment and facilities, including the mill, are in good condition and have been placed on care and maintenance pending a resumption of operations. Long-term future operations at the mill would require replacement of the water supply pipeline.

As of December 31, 2007, $1.1 million has been accrued for reclamation and closure costs, and there were 41 hourly and 35 salaried employees performing exploration, care and maintenance, reclamation and security functions. Due to the curtailment of mining activity, the collective bargaining agreement with the National Mine and Mill Workers Union for hourly mill employees was terminated during the fourth quarter of 2005. Electric power is purchased from Comisión Federal de Electricidad (a Mexico federal electric company).

Information with respect to the San Sebastian unit’s production and average cost per ounce of silver produced are set forth in the table below.

	Years Ended December 31,
Production	2007	2006	2005
Ore milled (tons)	—	—	71,671
Silver (ounces)	—	—	717,860
Gold (ounces)	—	—	17,160

Average Cost per Ounce of Silver Produced (1,2)
Cash operating costs	$—	$—	$1.85
Total cash costs	$—	$—	$2.27
Total production costs	$—	$—	$6.14

______________

(1)

For the year ended December 31, 2005, gold by-product credits were approximately $10.78 per silver ounce, and were deducted from operating costs in the calculation of cash costs per ounce. If our accounting policy had been changed to treat gold production as a co-product, the following total cash costs per ounce would have been reported:

	2007	2006	2005
Silver	$—	$—	$7.79
Gold	$—	$—	$326
(2)

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

(3)	Proven and probable reserves were exhausted during the fourth quarter of 2005.

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

The following map illustrates the location and access to the Grouse Creek mine:

In 2000, we notified state and federal agencies that the Grouse Creek mine would proceed to a permanent suspension of operations. We signed an agreement with the State of Idaho and a voluntary administrative order on consent (“AOC”) with the U.S. Forest Service and U.S. Environmental Protection Agency, in which the main work elements include dewatering of the tailings impoundment, recovery of contaminated groundwater, and closure of the tailings impoundment.

In 2003, we received authorization from the agencies to start direct discharge of tailings impoundment waters. The elevation goal of dewatering was reached in September 2007. Dewatering continues in order to facilitate closure construction activities.

The AOC required submission of a work plan for final closure of the tailings impoundment prior to the completion of the tailings impoundment dewatering. The tailings impoundment closure Engineering Evaluation and Cost Analysis (EE/CA) was submitted to the agencies in early 2006. The federal agencies issued the Decision Memo in 2007, which approved the EE/CA recommendation for tailings impoundment closure. The State of Idaho has approved the work plan for closure of the tailings impoundment, and approval from the federal agencies is pending.

As of December 31, 2007, approximately 80% of the site area outside of the tailings impoundment has been reclaimed. Projects completed through 2007 include:

•	Demolition of mill facility and site cleanup;
•	Reclamation of exploration roads and drill pads in the Grouse deposit area;
•	Reclamation of 90 acres around the waste rock storage facility and Sunbeam pit;
•	Reshaping and stabilization of slopes below the Grouse underground haul road;
•	Hydroseeding and revegetation of approximately 350 acres;
•	Application of soil supplements to reclaimed areas;
•	Stockpiling rock and topsoil for future reclamation;
•	Installation of a majority of permanent water conveyance ditches on the Waste Rock Storage Facility and Sunbeam Pit areas; and
•	Mass fill of approximately 65% of the tailings impoundment area to elevation 7212.

The project reclamation cost estimate includes costs of site reclamation as well as administration, water management, and closure planning. The reclamation accrual balance as of December 31, 2007, was $19.1 million.

Item 3. Legal Proceedings

For a discussion of our legal proceedings, see Note 8 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

Executive Officers of the Registrant

Information set forth in Part III, Item 10 is incorporated by reference into this Part I, Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	(i)	Shares of our common stock are traded on the New York Stock Exchange, Inc.
(ii)	Our common stock quarterly high and low sale prices for the past two years were as follows:
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	– High	$9.21	$9.89	$9.80	$12.57
	– Low	$6.36	$7.47	$6.58	$8.18
2006	– High	$6.89	$7.09	$6.65	$7.95
	– Low	$3.93	$4.05	$4.77	$4.90
(b)	As of February 28, 2008, there were 6,660 shareholders of record of the common stock.
(c)

No dividends have been declared on our common stock in the last two years. Quarterly dividends were paid on our Series B Cumulative Convertible Preferred Stock in 2007 and no dividends are in arrears. Dividends have not been paid on our Mandatory Convertible Preferred Stock, for which there were cumulative, undeclared, unpaid dividends of $0.5 million at December 31, 2007. We have no plans for payment of dividends on common stock. We cannot pay dividends on our common stock if we fail to pay, when due, dividends on our Series B or Mandatory Convertible Preferred Stock.

(d)	The following table provides information as of December 31, 2007, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
1995 Stock Incentive Plan	1,033,500	6.85	3,922,253
Stock Plan for Nonemployee Directors	—	N/A	754,942
Key Employee Deferred Compensation Plan	100,000	3.81	4,254,657
Total	1,133,500	6.58	8,931,852

See Notes 9 and 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

(e)	We have not sold any unregistered securities in the last three years. However, in the first quarter of 2008, we issued unregistered common shares as follows:
a.	On January 17, 2008, we issued 550,000 unregistered common shares to fund our donation to the Hecla Charitable Foundation (see Note 1A. of Notes to Consolidated Financial Statements).
b.

On January 24, 2008, we issued 118,333 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to acquire properties in the Silver Valley of Northern Idaho.

In May 2007, we purchased shares of our common stock, as a result of the election by employees to return restricted stock units upon vesting to satisfy tax withholding obligations, as follows (for further discussion, see Note 10 of Notes to Consolidated Financial Statements):

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
May 2007	24,042	$8.67	—	—

(f)	Comparison of Five-Year Cumulative Total Shareholder Return—December 2001 through December 2007(1):

Hecla Mining, S&P 500, S&P 500 Gold Index, 2006 Peer Group(2), and 2007 Revised Peer Group(3)

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	2006 Custom Peer Group	2007 Revised Custom Peer Group

December 2002	$100.00	$100.00	$100.00	$100.00	$100.00
December 2003	$163.83	$128.63	$168.25	$140.94	$124.31
December 2004	$115.22	$142.59	$154.49	$134.15	$123.13
December 2005	$80.24	$149.58	$187.42	$164.97	$146.05
December 2006	$151.38	$173.15	$159.79	$276.54	$204.73
December 2007	$184.78	$182.64	$174.86	$356.00	$249.36

______________

(1)	Total shareholder return assuming $100 invested on December 31, 2002 and reinvestment of dividends on quarterly basis.
(2)	Agnico-Eagle Mines Ltd., Coeur d’Alene Mines Corp., Pan American Silver Corp.
(3)

Agnico-Eagle Mines Ltd., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Golden Star Resources Ltd., IAMGOLD Corporation, Kinross Gold Corporation, Meridian Gold, Inc., Northgate Minerals Corporation, Pan American Silver Corp., Stillwater Mining Company.

Item 6. Selected Financial Data

The following table (in thousands, except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2003 through 2007, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2007	2006	2005	2004	2003
Sales of products	$222,622	$218,895	$110,161	$130,826	$116,353
Income (loss) before cumulative effect of change in accounting principle (1)	$53,197	$69,122	$(25,360)	$(6,134)	$(7,088)
Net income (loss)	53,197	69,122	(25,360)	(6,134)	(6,016)
Preferred stock dividends (2,3)	(1,024)	(552)	(552)	(11,602)	(12,154)
Income (loss) applicable to common shareholders	$52,173	$68,570	$(25,912)	$(17,736)	$(18,170)
Basic and diluted income (loss) per common share	$0.43	$0.57	$(0.22)	$(0.15)	$(0.16)
Total assets	$650,737	$346,269	$272,166	$279,448	$278,195
Accrued reclamation & closure costs	$106,139	$65,904	$69,242	$74,413	$70,048
Noncurrent portion of debt	$—	$—	$3,000	$—	$2,341
Cash dividends paid per common share	$—	$—	$—	$—	$—
Cash dividends paid per Series B preferred share (3)	$3.50	$3.50	$18.38	$—	$—
Common shares issued	121,456,837	119,828,707	118,602,135	118,350,861	115,543,695
Mandatory Convertible Preferred shares issued and outstanding	2,012,500	—	—	—	—
Shareholders of record	6,598	6,815	7,568	7,853	8,203
Employees	871	1,155	1,191	1,417	1,074

______________

(1)	In 2003, we adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which resulted in a positive cumulative effect of a change in accounting principle of $1.1 million.
(2)	During the years ended December 31, 2004 and 2003, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows:
	Year ended December 31,
	2004	2003
Number of shares of Series B preferred stock exchanged for shares of common stock	306,961	288,625
Number of shares of common stock issued	2,436,098	2,183,719
Non-cash preferred stock dividend incurred in exchange (millions of dollars) (a)	$10.9	$9.6
(a)

The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus.

(3)

As of December 31, 2004, we had not declared or paid a total of $2.3 million of Series B preferred stock dividends. As the dividends are cumulative, they are reported in determining the income (loss) applicable to common stockholders, but are excluded in the amount reported as cash dividends paid per preferred share. The $2.3 million in cumulative, undeclared dividends were paid in July 2005. A $0.875 per share dividend was declared on the 157,816 outstanding Series B preferred shares in December 2004, and paid in January 2005, and additional dividends totaling $0.4 million were declared and paid during 2005. A total of $2.9 million in dividends paid during 2005 are included in the amount reported as cash dividends paid per preferred share for 2005, and $0.6 million in dividends declared during 2005 were included in the determination of loss applicable to common stockholders. During 2006 and 2007, $0.6 million in dividends were declared and paid.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Established in 1891 in northern Idaho’s Silver Valley, Hecla Mining Company has distinguished itself as a respected precious metals producer with a rich history of mining. Headquartered in Coeur d’Alene, Idaho, this international, NYSE-traded company is 117 years old.

In 2007, we continued to build on our silver operations and exploration potential. For eight consecutive quarters, our silver operations’ gross profit has exceeded $10 million per quarter, and we ended 2007 with the lowest silver cash costs per ounce in our history.

We improved our production of silver to 5.6 million ounces in 2007, up slightly from 2006. Production of lead and zinc, important by-products at our Lucky Friday and Greens Creek mines, also improved in 2007. Gold production declined, however, as the known existing reserve at our La Camorra mine in Venezuela was exhausted and all production was shifted to the nearby Mina Isidora mine.

Despite reduced gold production, our revenues were $222.6 million in 2007, which was 2% higher than revenues of $218.9 million reported for 2006. Improved silver, gold, and lead prices during 2007 supplemented increases from our higher silver and base metal production, although the average zinc price declined by approximately 1%. The average total cash cost per silver ounce for 2007 was our lowest ever at negative $2.81, an improvement from last year’s $0.24. Total cash cost per gold ounce increased, however, from $345 in 2006 to $537 in 2007 as a result of higher transportation, labor, and supplies costs, as well as distribution of fixed costs to fewer gold ounces.

Earnings in 2007 totaled $0.43 per diluted share, $0.14 per share less than in 2006. Gross profit from operations was within 1% of its 2006 level, and pre-production costs incurred at the Hollister Development Block were $7 million less than in 2006, due to the sale of Hollister in April 2007. Furthermore, we recorded a gain of $63 million on asset sales in 2007 versus $41 million in 2006. However, we also recorded in 2007 a non-cash charge of $46 million for environmental accruals related to Idaho’s Coeur d’Alene Basin, which had no comparable event in 2006. Meanwhile, the balance of our cash and equivalents grew by $298 million in 2007 versus $70 million in 2006. Our sale of over two million shares of Mandatory Convertible Preferred Stock in December 2007, for net proceeds of $194.9 million, was instrumental in the growth of our cash balance.

The factors driving metals prices are largely beyond our control and are difficult to predict. While prices rebounded in 2006 and sustained their high levels in 2007, we remain at risk for downturns in prices. Average prices in 2007 compared to those in 2006 and 2005 are illustrated in the Results of Operations section below.

On February 12, 2008, we announced an agreement to acquire the remaining 70.3% interest in the Greens Creek mine for total consideration of $750 million, which will result in various subsidiaries of ours holding 100% ownership of Greens Creek. Greens Creek is regarded as the world’s fifth largest silver mine, and is among the lowest cost silver mines in North America. The transaction is anticipated to almost double our annual silver production and have a positive impact on our silver cost per ounce. In addition, on February 13, 2008, we announced an agreement to acquire substantially all of the assets of Independence Lead Mines Company. On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc., acquired the right to earn into a 70% joint venture interest in an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado. For more information on these transactions, see Note 20 of Notes to Consolidated Financial Statements.

2007 Milestones

Significant 2007 accomplishments included:

•	Record low average total cash costs per silver ounce.
•

The sale of our interest in the Hollister Development Block, Inc., in the second quarter 2007, for $45 million cash and stock in Great Basin Gold (valued at $19 million when acquired), for a gain of $63 million.

•

The sale of 2,012,500 shares of our Mandatory Convertible Preferred Stock for net proceeds of $194.9 million, for general corporate purposes, including acquisitions of other businesses, securities, assets, properties or mining projects, claims or interests. See Note 10 of Notes to Consolidated Financial Statements for further discussion.

•	Record high cash, cash equivalents, and short-term investments of $400 million at year-end, nearly quadruple the level at the end of 2006, and no corporate debt.
•	Surface exploration drilling in the Silver Valley after a hiatus of over a decade.

•	A commitment of $5.1 million to the Hecla Charitable Foundation, which was funded in January 2008 with 550,000 shares of Hecla common stock.

2008 Objectives

We anticipate in 2008:

•	Production of approximately 5.7 million ounces of silver and 85,000 to 100,000 ounces of gold, without considering the impact of the Greens Creek transaction.
•	Successful closure and integration of the acquisition of the remaining 70.3% interest in Greens Creek.
•	Continuation of our major exploration program in the Silver Valley of northern Idaho, in the vicinity of Greens Creek in Alaska, and at and around our concessions in the state of Durango, Mexico.
•	Completion of a plan for development of an internal shaft that would provide access to new, deep areas of mineralization at Lucky Friday.
•	Completion of a pre-feasibility study to determine how we might expand production from the Lucky Friday orebody.
•	Consummation of the transaction to acquire Independence (see Note 20 of Notes to Consolidated Financial Statements for further discussion).
•

Commencement of earn-in exploration work in Colorado related to our recent agreement to acquire joint venture earn-in rights there (see Note 20 of Notes to Consolidated Financial Statements for more information).

•	Continued focus on acquiring new assets to accelerate growth.

Key Issues

We expect our strategy to increase production and expand our proven and probable reserves will be implemented by development and exploration, as well as by future acquisitions. Our strategic plan requires that we overcome several pervasive challenges and risks inherent in conducting mining, development, exploration and metal sales in multiple international locations.

One such challenge is metals prices. While the metals mining industry enjoyed continued strength in metals prices from 2006 through 2007, we have very little control over prices. We must make our strategic plans in the context of significant uncertainty about future revenues, which is a daunting challenge to an industry for which new opportunities can require many years and substantial cost from discovery to production. We approach this challenge by investing exploration and capital in districts with an established history of success, and in managing our operations in a manner that seeks to mitigate the effects of lower prices.

Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Note 8 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities may change in the future, as they did in 2007, and that our strategic plans could be affected as a result. In accordance with our environmental policy, our operating activities will be conducted in a manner that attempts to minimize risks to public health and safety. We believe that natural resources can be developed and utilized in a manner consistent with proper stewardship for the environment, and plan to design and manage our projects in an attempt to reasonably minimize risk and negative effects on the environment. We will continue to strive to ensure that our activities are conducted in compliance with applicable laws and regulations.

We face challenges also from political, social, and regulatory change in Venezuela. In 2007, our cash balance increased in Venezuela by $8 million, to $30 million (translated at the official exchange rate of 2,150 Bolívars to $1), as a result of the 2005 Criminal Exchange Act, which regulates the movement of cash from Venezuela at the official rate. We are able to repatriate cash to the U.S., however, in doing so, we must utilize specific government programs that have been limited, or utilize negotiable instruments on which we have incurred losses (see Note 1 of Notes to Consolidated Financial Statements).

Another challenge to us in Venezuela is the government’s view on strategic industries. Through 2007, the government announced the intention of nationalizing strategic industries, including petroleum, communications, and banking. While mining has not been mentioned as a strategic industry, we will continue to monitor the government’s view of the mining industry in Venezuela.

Reserve estimation is a major risk inherent in mining. Our reserve estimates, which drive our mining and investment plans and many of our costs, may change based on economic factors and actual production experience. We particularly face challenges with regards to our gold reserves, which declined by approximately 25% in 2007. After strong production from the La Camorra mine since acquisition by us in 1999, the mine was closed in the second quarter of 2007 due to depletion of reserves. The nearby Mina Isidora mine, which utilizes the processing plant at La Camorra, continues to produce as designed with over 185,000 ounces in reserves, and plan to continue our exploration programs in both the El Callao and El Dorado districts of Venezuela in 2008.

Results of Operations

For the year ended December 31, 2007, we reported income applicable to common shareholders of $52.2 million, compared to income applicable to common shareholders of $68.6 million in 2006 and a loss applicable to common shareholders of $25.9 million in 2005. The following factors positively impacted the results for the year ended December 31, 2007, compared to 2006 and 2005:

•	Increased gross profit at our Lucky Friday and Greens Creek units (see the Lucky Friday Segment and Greens Creek Segment sections below for further discussion of operating results).
•	Increased average silver, gold and lead prices, illustrated by the following table comparing the average prices for the years ended December 31, 2007, 2006 and 2005:
	December 31,
	2007	2006	2005
Silver — London PM Fix ($/ounce)	$13.39	$11.57	$7.31
Gold — London PM Fix ($/ounce)	$697	$604	$444
Lead — LME Final Cash Buyer ($/pound)	$1.17	$0.58	$0.44
Zinc — LME Final Cash Buyer ($/pound)	$1.47	$1.49	$0.63
•

The sale of our interest in the Hollister Development Block gold exploration project in April 2007, which resulted in a pre-tax gain of $63.1 million (see Note 19 of Notes to the Consolidated Financial Statements for further discussion).

The positive impact of these factors on our 2007 operating results, compared to 2006 and 2005, was partially offset by the following:

•

An increase of $44.7 million in 2007 in our estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site. During the second quarter of 2007, we finalized a proposed multi-year clean-up plan for the upper portion of the Coeur d’Alene Basin, together with an estimate of related costs to implement the plan. Based on that work and a reassessment of our other potential liabilities in the Basin, we increased our accrual for remediation in the Basin by $42 million. We also accrued an additional $2.7 million for the remaining Bunker Hill Superfund Site work. For additional discussion, see Bunker Hill Superfund Site and Coeur d’Alene River Basin Environmental Claims in Note 8 of Notes to the Consolidated Financial Statements.

•

We committed to a donation of our common stock valued at $5.1 million in 2007 for the creation of Hecla Charitable Foundation, an organization that will fund charitable contributions in the communities in which Hecla holds mining interests.

•	Decreased gross profit at our La Camorra unit in 2007 (see the La Camorra Segment section below).
•

An $11.8 million income tax benefit recognized in the fourth quarter of 2006 resulting from a valuation allowance adjustment to increase deferred tax assets, compared to a $10.5 million adjustment to increase to our deferred tax assets in 2007 (see Note 6 of Notes to the Consolidated Financial Statements for further discussion).

In addition, the factors below positively impacted our 2006 operating results:
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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,
	2007	2006	2005
Sales	$80,976	$52,422	$21,792
Cost of sales and other direct production costs	$(35,840)	$(26,936)	$(16,958)
Depreciation, depletion and amortization	$(3,883)	$(3,565)	$(593)
Gross profit	$41,253	$21,921	$4,241

Tons of ore milled	323,659	276,393	214,158
Silver ounces produced	3,071,857	2,873,663	2,422,537
Lead tons produced	18,297	16,657	14,560
Zinc tons produced	8,009	6,537	4,080
Silver ounces per ton	10.27	11.34	12.20
Lead percent	6.12	6.57	7.30
Zinc percent	3.16	3.34	2.74
Total cash cost per silver ounce (1)	$(0.75)	$3.65	$5.27

______________

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross profit in 2007, compared to 2006 and 2005, resulted primarily from higher average silver and lead prices and increased production, partially offset by lower ore grades. Full production on the 5900 level expansion was reached in the fourth quarter of 2006, resulting in approximately 2,863,803 ounces of silver mined from the 5900 level during 2007. Upgrades to the mill in 2005, 2006 and 2007 have resulted in operating efficiencies that, when coupled with the increased production from the 5900 level, increased tonnage milled in 2007 by 17% compared to 2006, despite eight and a half days of lost mill operation during the third quarter of 2007 due to plugged tailings lines. However, the production improvements were partially offset by a 9% decrease in silver ore grade due to the nature of the current ore body and increased zinc production.

The improvement in total cash costs per silver ounce in 2007, as compared to 2006 and 2005, is attributed to higher lead and zinc by-product credits resulting primarily from increased average lead prices and higher production for both metals. Mining at wider strike lengths and wider faces at the Lucky Friday has allowed us to take advantage of the high base metals prices. Ore was mined at greater widths to include stringers that give us access to zinc that otherwise would not be mined. This results in an economic benefit, but also temporarily lowers the silver ore grade below life-of-mine reserve levels, as anticipated, and delays some silver production to later periods. Increased productivity and lower transportation costs, due to increased production from the 5900 level, have also contributed to the improved total cash cost per ounce. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	Silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;
•	The Lucky Friday unit is situated in a mining district long associated with silver production; and
•	The Lucky Friday unit generally utilizes selective mining methods to target silver production.
•

The recent increase in the lead price changed the balance of revenue for Lucky Friday, so that lead competed with silver for the largest portion of total revenue in 2007. We will continue to monitor the relationship of revenue contribution among the metals produced from Lucky Friday, however, until lead sustains its high price relative to silver for a longer period, we continue to view silver as our primary product.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset increases in operating costs due to the increased average prices.

The Greens Creek Segment

The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except per ounce amounts, and reflect our current 29.7% share):

	Years Ended December 31,
	2007	2006	2005
Sales	$72,726	$69,208	$36,728
Cost of sales and other direct production costs	$(27,753)	$(24,125)	$(19,255)
Depreciation, depletion and amortization	$(8,440)	$(8,191)	$(7,067)
Gross Profit	$36,533	$36,892	$10,406

Tons of ore milled	217,691	217,676	213,354
Silver ounces produced	2,570,701	2,636,083	2,873,532
Gold ounces produced	20,218	18,713	21,631
Zinc tons produced	18,612	17,670	19,209
Lead tons produced	6,252	6,242	6,515
Silver ounces per ton	15.45	15.78	18.17
Gold ounces per ton	0.14	0.13	0.15
Zinc percent	9.67	9.36	10.34
Lead percent	3.66	3.66	3.98
Total cash cost per silver ounce (1)	$(5.27)	$(3.47)	$1.46

______________

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Gross profit in 2007, which was substantially the same as 2006, was impacted by increased production costs, partially offset by higher silver, gold and zinc prices. The higher production costs were due in large part to the rising cost of diesel fuel and an increased use of contract labor, as increasing industry competitiveness has resulted in a shortage of experienced miners. The increase in gross profit during 2006, compared to 2005, was primarily the result of higher average metals prices, partially offset by the effects of mine rehabilitation work and higher diesel prices.

Ground falls in various areas of the mine in the third quarter of 2005 resulted in the allocation of resources to rehabilitation work. Throughout 2006, Greens Creek continued to focus manpower and equipment on mine rehabilitation work relating to ground support reinforcement in the main haulage ways. Underground congestion caused by alternative truck routing, and the lack of available mine ore faces — both results of the focus on rehabilitation work — decreased production during the first six months of 2006. A mining contract company was engaged during the second quarter of 2006 to help maintain production and reduce the effects of the rehabilitation work, and ore production for the second half of 2006 was 15% higher compared to the same period of 2005 as a result. Throughout 2007, Greens Creek continued to utilize the contract mining company to maintain production levels and provide ore access development.

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

The 52% improvement in total cash costs per silver ounce in 2007, compared to 2006, is attributable to increased by-product credits, as 2007 lead and gold prices exceeded prices during the same 2006 period, partially offset by higher production costs. The 338% improvement in total cash cost per silver ounce in 2006, versus 2005, was due to increased by-product credits, as 2006 zinc, lead, and gold prices exceeded prices during the same 2005 period. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

•

We have historically presented Greens Creek as a producer primarily of silver, based on the original analysis that justified putting the project into production, and believe that consistency in disclosure is important to our investors regardless of the relationships of metals prices and production from year to year;

•	Metallurgical treatment maximizes silver recovery;

•	The Greens Creek deposit is a massive sulfide deposit containing an unusually high proportion of silver;
•	In most of its working areas, Greens Creek generally utilizes selective mining methods in which silver is the metal targeted for highest recovery; and
•

The recent increase in the zinc price changed the balance of revenue for Greens Creek, so that zinc competed with silver for the largest portion of total revenue in 2006 and 2007. We will continue to monitor the relationship of revenue contribution among the metals produced from Greens Creek, however, until zinc sustains its high price relative to silver for a longer period, we continue to view silver as our primary product.

We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset increases in operating costs due to increased prices.

On February 12, 2008, we announced an agreement to purchase all of the shares of the Rio Tinto subsidiaries that hold the remaining 70.3% interest in the Greens Creek mine, which will result in our various subsidiaries holding 100% ownership of Greens Creek. The transaction is expected to close in the second quarter of 2008. For further discussion, see Note 20 of Notes to Consolidated Financial Statements.

The La Camorra Segment

The following table provides a comparison of operating results and key production statistics for our Venezuelan operations, which include the La Camorra mine and mill, a custom milling business and Mina Isidora, where full production was reached in the third quarter of 2006 (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,
	2007	2006	2005
Sales	$68,920	$96,310	$39,009
Cost of sales and other direct production costs	(52,212)	(53,235)	(27,432)
Depreciation, depletion and amortization	(14,557)	(27,039)	(9,622)
Gross profit	$2,151	$16,036	$1,955
Tons of ore milled	142,927	236,460	191,900
Gold ounces produced	87,490	160,563	101,474
Gold ounce per ton	0.629	0.708	0.558
Total cash cost per gold ounce (1)	$537	$345	$337

____________________

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The reduction in gross profit for 2007, compared to 2006 and 2005, primarily resulted from:

•

Escalating labor, commodity and transportation costs. The higher transportation costs are related to haulage of ore mined from Mina Isidora and ore purchased from small third-party mining operations to our milling facility located approximately 70 miles from Mina Isidora.

•

Reduced production from the La Camorra mine due to mining at greater depths, lower productivity, lower gold grades, and reduced reserves. We reached the end of the currently known mine life there in June 2007, and production from the La Camorra unit has transitioned primarily to Mina Isidora.

•

A temporary suspension of operations at Mina Isidora during the second quarter of 2007. A road blockade in early May 2007 disrupted access to Mina Isidora and impacted gold production. The issues with the community and a small number of employees resulting in the blockade, which primarily consisted of Hecla continuing its program of improving local infrastructure, were resolved, and operations at the mine were restored at the beginning of the third quarter of 2007. Gold doré pours resumed in August 2007.

•	$1.3 million in expense recognized in 2007 related to voluntary termination of personnel at the La Camorra mine.
•

We increased the provision for materials and supplies inventory impairment at our La Camorra segment to $5.1 million at December 31, 2007, from $3.9 million at December 31, 2006, with the adjustment recorded as a charge to cost of sales and other direct production costs.

These factors were partially offset by $7.1 million in transaction gains on local gold sales in Venezuela, which are included in 2007 sales for the La Camorra segment, compared to $1.5 million in 2006. There were no such gains in 2005.

In order to mine more efficiently at greater depths and potentially develop further proven and probable reserves, we made the decision in 2003 to construct a production shaft at the La Camorra mine, which was placed into service during the third quarter of 2005. However, proven and probable ore reserves continued to decrease at the La Camorra mine since 2005, as it exhibited lower ore grades, and no significant results have been returned from drilling in the La Camorra vicinity. As a result, reduced production levels from the La Camorra mine continued, and we reached the end of the known mine life there in June 2007. Depreciation expense related to the shaft has negatively affected gross profit for the La Camorra unit since it was commissioned, and continued to do so until the shaft was depreciated to its salvage value in the second quarter of 2007. We have applied for permits in order to continue exploration activity on concessions surrounding the La Camorra mine during 2007, however, no permits have been issued to us at this time. We will continue to assess the carrying value of assets at the La Camorra unit, and failure to obtain the permits necessary to continue exploration on concessions near the La Camorra mine may cause us to reduce the carrying value of certain assets there. The carrying value of assets at the La Camorra mine, excluding the value of the La Camorra mill, was approximately $2.4 million at December 31, 2007.

The construction of the production shaft was more costly and took longer than originally anticipated, and we disputed some of the shaft construction costs submitted by the contractor. Pursuant to the construction agreement, we submitted the matter to arbitration in November 2005. In January 2007, the matter was resolved, resulting in a dismissal of the arbitration and all claims by each party against the other. As a result of the settlement, we paid an additional $4.0 million and recognized an additional $2.8 million for the cost of the project in 2006, as an accrual for $2.2 million was already recorded. See Note 8 of Notes to Consolidated Financial Statements for additional information.

A strike at the La Camorra mine suspended operations for 13 days during the third quarter of 2005. The strike, along with subsequent labor issues, significantly impacted production at the La Camorra unit during the second half of 2005. Operations at our La Camorra were suspended due to an additional 17-day strike, which ended in December 2007.

Improvement in the total cash cost per ounce at the La Camorra unit is anticipated in 2008, due to higher gold grades at Mina Isidora, partially offset by the use of a more expensive mining method due to the dip of the vein, and increased ore transportation costs.

Functional Currency for Venezuelan Operations

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of SFAS 52. The functional currency change resulted in a reduction of approximately $7.1 million in the carrying value of net assets, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. Further discussion of the functional currency change can be found in Note 18 of Notes to Consolidated Financial Statements.

Business Risks in Venezuela

Currency and Related Risks

The Venezuelan Criminal Exchange Law imposes strict criminal and economic sanctions on the exchange of Venezuelan currency with other foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in Bolívares, at the official rate of 2,150 Bolívares to $1.00, that are maintained in Venezuela have increased to a U.S. dollar equivalent of approximately $30.0 million at December 31, 2007, from $21.6 million at December 31, 2006. Additionally, during the next six months we are required to convert into Venezuelan currency the proceeds from Venezuelan export sales made over the past 180 days, or a total value of approximately $8.1 million. During 2007 and 2006, we exchanged the U.S. dollar equivalent of approximately $37.0 million and $13.9 million, respectively, valued at the official exchange rate of 2,150 Bolívares to $1.00, for approximately $19.8 million and $10.0 million at open market exchange rates, in compliance with applicable regulations, incurring foreign exchange losses for the difference. Approximately $13.8 million and $2.2 million of the conversion losses for 2007 and 2006 were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Consolidated Statement of Operations. Additional losses of approximately $3.4 million in 2007 and $1.8 million in 2006 were related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Consolidated Statement of Operations. Changes to the Venezuelan Criminal Exchange Law enacted in January 2008 prohibit the publication of Bolívar exchange rates other than the official rate. Although we are making the appropriate applications through the Venezuelan government, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela.

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

In October 2005, MHV, Monarch and SENIAT reached a mutual agreement to settle the case. The terms of the agreement provided that MHV would pay approximately $0.8 million in exchange for a release of the alleged tax liabilities, and paid the $0.8 million in August 2006. This agreement was validated by the Tax Court that was hearing the case in March 2007. In a separate agreement, Monarch agreed to reimburse MHV for all amounts expended in settling the case, including response costs, through a reduction in MHV’s royalty obligations to Monarch. In June 2007, the Tax Court released to MHV the deposit plus interest. MHV subsequently paid $0.8 million to Monarch in settlement of MHV’s royalty obligations less the legal costs and fees that Monarch was obligated to pay in accordance with the prior settlement. This matter is now resolved.

La Camorra Concession Notice

By letter dated October 15, 2007, the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from the Venezuelan Ministry for Basic Industries and Mining (“MIBAM”) that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla has ongoing mining operations at Mina Isidora that process ore at the La Camorra mill and has had, and plans to continue to have, independent contractors that extract ore from the La Camorra concession. If the La Camorra concession is revoked, we may face additional costs or asset write-downs. For example, we have property, plant and equipment with book values at our La Camorra concession. Fixed assets with book value totaling approximately $5.8 million at December 31, 2007 may require write-down if the concession is revoked without government compensation. In addition, we would need to process the ore from our Mina Isidora mine at a different facility. While milling capacity exists with other mining companies in the vicinity of Mina Isidora, we could incur additional costs for tolling our ore as opposed to hauling it to our La Camorra mill for processing. The company has not yet determined how much, if any, additional costs would be incurred. We have filed a formal disagreement with MIBAM, and have not received a response. We will continue to contest the Notice vigorously, however, there can be no assurance that we will prevail.

Other

Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as export and exchange control. This uncertain environment could affect our operations, including by changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, industry nationalization, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences, if significant, could have a material adverse effect on our results from operations or financial position.

The San Sebastian Segment

We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit in the fourth quarter of 2005. The following is a comparison of the operating results and key production statistics of our San Sebastian segment (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,
	2007	2006	2005
Sales	$—	$955	$12,632
Cost of sales and other direct production costs	—	(907)	(11,546)
Depreciation, depletion and amortization	—	—	(3,180)
Gross profit (loss)	$—	$48	$(2,094)
Tons of ore milled	—	—	71,671
Silver ounces produced	—	—	171,860
Gold ounces produced	—	—	17,160
Silver ounces per ton	—	—	11.40
Gold ounces per ton	—	—	0.27
Total cash cost per silver ounce (1)	$—	$—	$2.27

_________________

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

Significant exploration efforts have continued during 2006 and 2007 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold 346 square miles of contiguous concessions. Additional exploration activity at the San Sebastian unit in 2007 included completion of initial drilling on a number of veins at our Rio Grande project, where our concession holdings cover approximately 5 square miles. We incurred $7.5 million in exploration expenses during 2007 at the San Sebastian unit, compared to $5.8 million in 2006 and $5.7 million in 2005.

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

Costs related to the Velardeña mill strike and care and maintenance of the mine and mill of $2.0 million were not included in the calculation of 2005 total cash costs per ounce.

Corporate Matters

Other significant variances affecting our 2007 results, as compared to 2006 results, were as follows:

•

Overall decrease in exploration expense in 2007 of $0.5 million, due primarily to the sale of the Hollister Development Block project (see Note 19 of Notes to Consolidated Financial Statements for further information), partially offset by increased costs for exploration activity at our San Sebastian unit in Mexico, the addition of our new office in Vancouver, British Columbia, and an exploration program to generate new projects underway in North Idaho’s Silver Valley.

•	Lower pre-development expense in 2007, by $7.1 million, as a result of the Hollister sale discussed in Note 19 of Notes to Consolidated Financial Statements.
•	Higher net foreign exchange losses in 2007 by $7.1 million, which resulted primarily from the repatriation of cash from Venezuela.
•

An increase in the provision for closed operations and environmental matters in 2007 of $46.9 million, which includes a $44.7 million adjustment to increase the accruals relating to the Coeur d’Alene Basin and Bunker Hill Superfund Site, as discussed further in the Results of Operations section above. A $1.2 million adjustment to increase the accrual related to the idle Republic mine site, in the State of Washington, and idle property expenses recognized during the second half of 2007 relating to the La Camorra mine, as we reached the end of the known mine life there in June 2007, also contributed to the higher 2007 expense.

•	Increased interest income in 2007 by $3.9 million, due to higher invested cash and investment balances.
•	An income tax benefit of $9.1 million in 2007, compared to an income tax benefit of $7.3 million in 2006. See Note 6 to Notes to Consolidated Financial Statements for further discussion.

Significant variances relating to 2006 results of operations compared to 2005 were the result of:

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

•

Increase in expenditures for closed operations and environmental matters, as the San Sebastian unit was placed on care-and-maintenance status at a cost of $2.4 million in 2006 (see the San Sebastian Segment section above);

•	$2.1 million increase in interest income due to higher cash balances and higher interest rates;
•

Foreign exchange losses recorded during the second half of 2006 upon the conversion of the U.S. dollar equivalent of approximately $13.9 million, measured at the official exchange rate, of Venezuelan currency for $10.0 million received in the open market, which are included in Net foreign exchange loss on the Consolidated Statements of Operations and Comprehensive Income (Loss); and

•

Increase in interest expense related to our $30.0 million revolving credit facility, which was entered into in September 2005 and subject to interest on outstanding balances. In addition, we are subject to a quarterly commitment fee, which totaled $0.2 million in 2006, on the unused portion of the amount available under the facility, and we also have costs related to amortization of the original loan fees associated with the facility. We had an outstanding balance under the credit agreement of $3.0 million at December 31, 2005, and borrowed an additional $3.0 million in January 2006. The $6.0 million balance was repaid in February 2006, with no additional borrowings made during 2006 or 2007, and no outstanding balance under the credit agreement at December 31, 2006 or December 31, 2007.

•

An income tax benefit of $7.3 million in 2006, compared to an income tax provision of $0.7 million in 2005. The 2006 income tax benefit is primarily the result of a decrease in the valuation allowance on our deferred tax assets. See Note 6 to Notes to Consolidated Financial Statements for further discussion.

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

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our gold (the La Camorra segment only) and silver operations (the San Sebastian, Greens Creek and Lucky Friday segments), for the years ended December 31, 2007, 2006 and 2005 (in thousands, except costs per ounce).

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

	Combined Silver Properties
	Year ended December 31,
	2007	2006	2005
Total cash costs (1,2)	$(15,873)	$1,329	$16,807
Divided by silver ounces produced (4)	5,643	5,510	5,677
Total cash cost per ounce produced	$(2.81)	$0.24	$2.96
Reconciliation to GAAP:
Total cash costs	$(15,873)	$1,329	$16,807
Depreciation, depletion and amortization (2)	12,323	11,757	10,840
Treatment & freight costs	(31,555)	(37,046)	(22,424)
By-product credits (1)	112,079	86,216	50,899
Change in product inventory (3)	(1,261)	1,278	(939)
Idle facility costs (2)	—	—	2,022
Reclamation, severance and other costs	203	190	1,395
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$75,916	$63,724	$58,600

	Lucky Friday Unit
	Year ended December 31,
	2007	2006	2005
Total cash costs (1)	$(2,313)	$10,486	$10,986
Divided by silver ounces produced (4)	3,072	2,874	2,085
Total cash cost per ounce produced	$(0.75)	$3.65	$5.27
Reconciliation to GAAP:
Total cash costs	$(2,313)	$10,486	$10,986
Depreciation, depletion and amortization	3,883	3,565	593
Treatment & freight costs	(14,260)	(15,360)	(7,006)
By-product credits (1)	52,457	32,135	12,962
Change in product inventory	(61)	(345)	5
Reclamation, severance and other costs	17	20	13
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$39,723	$30,501	$17,553

	Greens Creek Unit
	Year ended December 31,
	2007	2006	2005
Total cash costs (1)	$(13,560)	$(9,157)	$4,190
Divided by silver ounces produced	2,571	2,636	2,874
Total cash cost per ounce produced	$(5.27)	$(3.47)	$1.46
Reconciliation to GAAP:
Total cash costs	$(13,560)	$(9,157)	$4,190
Depreciation, depletion and amortization	8,440	8,192	7,067
Treatment & freight costs	(17,295)	(21,686)	(15,090)
By-product credits (1)	59,622	54,081	30,200
Change in product inventory	(1,200)	718	(330)
Reclamation, severance and other costs	186	170	286
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$36,193	$32,318	$26,323

	La Camorra Unit (5)
	Year ended December 31,
	2007	2006	2005
Total cash costs (1)	$44,571	$53,521	$32,648
Divided by gold ounces produced	83	155	97
Total cash cost per ounce produced	$537	$345	$337
Reconciliation to GAAP:
Total cash costs	$44,571	53,521	32,648
Depreciation, depletion and amortization	14,557	27,039	9,622
Treatment & freight costs	(2,494)	(5,783)	(2,612)
By-product credits	2,800	3,212	1,914
Change in product inventory	3,106	2,185	(4,605)
Reduction in labor cost (6)	1,280	—	—
Shutdown related costs at Mina Isidora (7)	2,708	—	—
Reclamation, severance and other costs	241	100	87
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$66,769	$80,274	$37,054

	Total, All Locations
	Year ended December 31,
	2007	2006	2005
Reconciliation to GAAP, All Locations:
Total cash costs (1,2)	$28,698	$54,850	$49,455
Depreciation, depletion and amortization (2)	26,880	38,795	20,462
Treatment & freight costs	(34,049)	(42,828)	(25,036)
By-product credits (1)	114,879	89,428	52,813
Idle facility costs (2)	—	—	2,022
Change in product inventory (3)	1,845	3,463	(5,544)
Reduction in labor cost (6)	1,280	—	—
Shutdown related costs at Mina Isidora (7)	2,708	—	—
Reclamation, severance and other costs	444	290	1,482
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$142,685	$143,998	$95,654

____________________

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

(2)

The mill that processed San Sebastian ore in Mexico was closed for most of the first six months of 2005 (and fourth quarter of 2004) due to a strike by mill workers, making 2005 production statistics not meaningful, including total cash costs per ounce produced. Mine and mill operations ceased in October 2005. During 2005, cost of sales and other direct production costs of $2.6 million were not included in the determination of total cash costs for silver operations. San Sebastian recognized depreciation, depletion and amortization expense of $2.5 million during 2005, which is reflected in the total for all properties and combined silver properties above.

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

(5)

Costs per ounce of gold are based on the gold produced by the La Camorra mine and our Block B concessions, including Mina Isidora, only. During the years ended December 31, 2007, 2006 and 2005, a total of 4,114, 5,407, and 4,602 ounces, respectively, were produced from third-party mining operations located near the La Camorra mine and Block B concessions. The revenues from these gold ounces were treated as a by-product credit and included in the calculation of gold costs per ounce. Included in total cash costs for 2007, 2006 and 2005, were the costs to purchase the ore of approximately $2.8 million, $3.2 million, and $2.0 million, respectively.

(6)

Incentives were offered at the La Camorra mine for voluntary reduction of the workforce. During the year ended December 31, 2007, these cost of sales and other direct production costs of $1.3 million were not included in the determination of total cash costs for gold operations.

(7)

Operations at the Mina Isidora mine in Venezuela were closed during a portion of the second quarter of 2007 when a small group of local residents and employees blocked Hecla employees from accessing the mine. See The La Camorra Segment section above for more information. Cost of sales and other direct production costs and depreciation, depletion, and amortization totaling $2.7 million were incurred during the second quarter of 2007, and were not included in the total cash costs for gold operations.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2007	December 31, 2006	December 31, 2005
Cash and cash equivalents held in U.S. dollars	$343.1	$53.9	$4.9
Cash and cash equivalents held in foreign currency	30.0	22.0	1.4
Adjustable rate securities	4.0	25.5	—
Marketable equity securities, current	21.8	—	40.9
Marketable equity securities, non-current	8.4	6.2	2.2
Total cash, cash equivalents and investments	$407.3	$107.6	$49.4

The balance of our cash and cash equivalents increased by $297.2 million in 2007, up from an increase of $69.6 million in 2006 and a decrease of $28.2 million in 2005. Significant reasons for the increase in cash flow in 2007 include:

•	Sale in December 2007 of 2,012,500 shares of Mandatory Convertible Preferred Stock with proceeds of $194.9 million, net of related fees;
•	Receipt of $45.0 million for the divestment of the Hollister Development Block project;
•	Net income (adjusted for non-cash elements) in 2007 that exceeded last year’s level by $1.7 million;
•	Repayment in 2006 of a $3.0 million then-outstanding balance on our revolving credit facility; and
•	Decreased working capital and other non-current assets and liabilities of $2.4 million in the current year versus $0.6 million last year.

The above increased year-on-year cash flows have been partly offset by:

•	Sale of equity securities in 2006 for $57.4 million;
•	Additions to properties, plants, and equipment that have exceeded last year’s levels by $13.7 million; and
•	Proceeds from asset sales in 2006 of $4.4 million, primarily from our interest in the Noche Buena property in Mexico.

In addition to the foregoing changes in cash and cash equivalents, our liquidity has been boosted by:

•

Receipt of stock in Great Basin Gold upon the sale of our interest in the Hollister Development Block project, which was valued at $18.6 million upon acquisition and increased in value subsequent to receipt;

•	Appreciation totaling $5.2 million in the value of equity securities held by us; and
•

Release of a cash deposit of approximately $4.3 million previously held by the Tax Court in Venezuela, resulting in a reclassification from non-current restricted cash and investments to cash and cash equivalents.

Our current ratio at December 31, 2007 was 8.6 to 1, up from 3.2 to 1 at December 31, 2006. The change was attributable primarily to growth in our cash and current investment balances resulting from the sale of preferred stock, cash flow from operations, and asset sales in 2007, as well as to payment of current liabilities accrued at December 31, 2006 for the resolution of La Camorra shaft arbitration.

Liquidity for the next 12 months will be provided by existing cash balances and maturities of short-term investments, cash provided by operations, availability of our $30 million revolving line of credit which extends to September 2009, and issuance of securities pursuant to two extant registration statements that would allow us to issue a combination of common stock, additional preferred stock, warrants, and debt.

In addition, on February 12, 2008, we announced an agreement to acquire 100% of the shares of the companies owning 70.3% of the Greens Creek mine, where we currently own the remaining 29.7% interest, for $750 million. The purchase price is comprised of $700 million in cash and $50 million in Hecla common stock. We have received $400 million in committed debt financing, which will fund the acquisition, together with existing cash. See Note 20 of Notes to Consolidated Financial Statements for further discussion.

We believe that our existing financial position and plans for the coming year will be sufficient to fund operations, capital expenditures, acquisitions, exploration, and other corporate activities. Our plans for significant uses of cash in 2008 include the following:

•	$700 million towards the transaction to purchase 70.3% of the Greens Creek mine, as discussed above;
•

Capital expenditures of $50 - $60 million, primarily related to sustaining and growth capital at our Lucky Friday mine, sustaining capital at Greens Creek mine in which we are a 29.7% participant, and sustaining capital at our Mina Isidora operation in Venezuela;

•	Exploration expenditures of approximately $25 million;
•	General funding of operations and general and administrative expenses;
•	Reclamation and other closure costs of approximately $10 million; and
•	Potential acquisitions of mining properties or businesses as opportunities may arise.

Operating Activities

Cash provided by operating activities totaled $65.0 million in 2007, up from $61.5 million in the same period last year. The increase in cash provided by operating activities was due to a $1.7 million increase in net income, adjusted for non-cash elements, and a $2.4 million increase in working capital and other assets and liabilities in the 2007 versus a $0.6 million increase in the comparable period last year. These changes included:

•

Accounts receivable decreased by $4.9 million in 2007 versus a $12.5 million increase in 2006 due to the timing of shipments to smelters. Furthermore, rising metals prices in 2007 resulted in higher product values than in 2006;

•

Inventories decreased by $5.4 million in 2007, yielding more cash than the $1.4 million decrease in 2006 due to the timing of shipments to smelters and reduced inventories of gold doré in Venezuela; and

•	Offsetting the above cash flows, liabilities accrued at December 31, 2006 for the resolution of La Camorra shaft arbitration were paid in the first quarter of 2007.

Our net cash provided by operating activities was $61.5 million in 2006, compared to a use of $5.9 million in 2005. The increase in cash provided by operating activities was primarily attributable to:

•

Higher net income, adjusted for non-cash elements, by $62 million in 2006. The primary driver of higher income was favorable metals prices, with all four metals produced by us at levels exceeding average 2005 prices by over 30%; and

•	Timing of receipts and payments in the ordinary course of our business, with non-cash working capital decreasing by $.9 million in 2006.

Investing Activities

Cash provided by investing activities totaled $29.3 million in 2007, up from $8.2 million in 2006. The main differences between the years include:

•	Net maturities of short-term variable-rate investments. In 2006, these investments increased by $25.5 million, while in the current year, they decreased by $21.5 million; and
•	Receipt of $6.2 million in proceeds from the Venezuelan government for cash posted in 2004 to prevent an embargo related to an income tax matter.

Partially offset by

•	Higher investment by $13.7 million in 2007 in property, plant, and equipment, primarily as a result of projects at our Lucky Friday mine; and
•

Lower proceeds from asset sales in 2007. In 2007, we received $45.0 million for the sale of our interest in the Hollister Development Block. In 2006, we received $61.8 million from asset sales, including the sale of Alamos stock and our Noche Buena property.

Our net cash provided by investing activities was $8.2 million in 2006, compared to cash applied in 2005 totaling $22.0 million. The increase in cash provided by investing activities was primarily due to:

•	Proceeds from the sale of our interest in Alamos Gold, Inc. totaling $57.4 million;
•	Lower investment in property, plant, and equipment by $17.6 million as we completed the shaft project in Venezuela; and
•	Proceeds from asset sales totaling $4.5 million in 2006, primarily for our interest in the Noche Buena property in Mexico.

Partially offset by

•	Net purchases of short-term investments in 2006 compared to net sales in 2005 as our cash position strengthened.

Financing Activities

Cash provided by financing activities in 2007 totaled $202.9 million, in contrast to cash used in 2006 of $0.1 million, due to:

•	Our sale of 2,012,500 shares of Mandatory convertible preferred stock in 2007 yielded $194.9 million;
•	Proceeds from stock option exercises in 2007 were higher than in 2006 by $4.8 million as more options were exercised due to higher stock prices in the current year; and
•	In 2006, we repaid our $3.0 million balance on our revolving loan facility, while in 2007, the facility carried no balance.

Our net cash used by financing activities totaled $0.1 million in 2006, compared to $0.3 million used in 2005. The increase in cash provided in 2006 was primarily due to:

•	Increased proceeds from stock issued pursuant to stock option plans in 2006; and
•	Decreased payments of dividends to holders of preferred shares due to payment of dividends in arrears in 2005.

These factors were partially offset by repayment of $3.0 million on our revolving loan facility in 2006, compared to $3.0 million in borrowings in 2005.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2007 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$1,442	$—	$—	$—	$1,442
Long-term debt (2)	—	—	—	—	—
Commitment fees (2)	225	169	—	—	394
Contractual obligations (3)	4,788	—	—	—	4,788
Operating lease commitments (4)	1,068	1,632	712	—	3,412
Total contractual cash obligations	$7,523	$1,801	$712	$—	$10,036

_____________________

(1)

Consist of open purchase orders of approximately $0.2 million at the Lucky Friday unit, $0.5 million at the Greens Creek unit (our 29.7% portion) and $0.7 million at the La Camorra unit. Included in these amounts are approximately $0.1 million and $0.3 million related to various capital projects at the Lucky Friday and Greens Creek units, respectively.

(2)

In September 2005, we entered into a $30.0 million revolving credit agreement subject to an interest rate of 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%. There was no outstanding balance under the credit agreement at December 31, 2007. Each quarter, we pay a commitment fee of 0.75% of the unused balance. See Note 7 of Notes to Consolidated Financial Statements for more information.

(3)

As of December 31, 2007, we were committed to approximately $2.0 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at December 31, 2007 also include approximately $2.6 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.2 million for commitments relating to non-capital items at Greens Creek (our 29.7% share).

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

On February 12, 2008, we announced an agreement to purchase the remaining 70.3% of the Greens Creek mine for $750 million. The purchase price is comprised of $700 million in cash, including a $15 million nonrefundable deposit, $400 million of which may be funded through committed debt financing, and $50 million in Hecla common stock. See Note 20 of Notes to Consolidated Financial Statements for more information.

Gold production from our La Camorra mine and Block B property in Venezuela is subject to royalties. See Note 4 of Notes to Consolidated Financial Statements for further discussion of the royalty provisions. The amount of our royalty obligations is dependent upon the number of gold ounces produced and the gold price. Based on our current projections for production at Block B, and the average gold price for 2007, we estimate our future royalty payments will be $1.8 million for 2008, $2.1 million for 2009 and $0.2 million for 2010.

Within the area mined by Lucky Friday, we control the Gold Hunter property under a long-term operating agreement with Independence Lead Mines Company (“Independence”) expiring in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. Under the current agreement, we would be obligated to pay a net profits interest of 18.52% to Independence after we have recouped our costs to explore and develop the property. Recoupment depends on, among other factors, metals prices and the extent of capital invested in Lucky Friday. In February 2008, we announced an agreement to purchase substantially all of the assets of Independence, which would result in our ownership of 100% of the property. (See Note 20 of Notes to Consolidated Financial Statements for further discussion of the agreement.)

We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2007, our reserves for these matters totaled $106.2 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Notes 5 and 8 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

At December 31, 2007, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors, metals prices have been historically volatile. While average prices for all four metals we produce have performed favorably for five consecutive years, we have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will remain at their current levels or higher.

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

Future metals prices also affect our assessment of recoverability of certain accounts receivable. We hold accounts receivable from various mining cooperatives in Venezuela from whom we purchase custom ores and sands. Our assessment of gold prices helps us to assess the future profitability of the cooperatives, which, in turn, informs the level of recoverability of receivables from the cooperatives.

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed between us and various regulatory agencies with oversight over the properties. We have estimated our liabilities with counsel and in accordance with appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of No. ARB 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. We are currently evaluating the potential impact of this statement on our consolidated financial statements and at this time we do not anticipate a material effect.

In December 2007, the FASB revised SFAS No. 141 “Business Combinations”. The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination.

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formally known as “minority interests”) will be valued at fair value at the acquisition date;
•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The adoption of SFAS No. 141(R) does not currently have a material effect on our Consolidated Financial Statements. However, any future business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not anticipate the adoption of SFAS 159 to have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is not anticipated to have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2007, which are sensitive to changes in interest rates, commodity prices and exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A. – Risk Factors).

Cash and Foreign Currency Conversion

Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. At December 31, 2007 and December 31, 2006, we held the U.S. dollar equivalent of approximately $30.0 million and $21.6 million, respectively, denominated in the Venezuelan Bolívar at the rate of 2,150 Bolivares to $1.00. Additionally, during the next six months we are required to convert into Venezuelan currency the proceeds of Venezuelan export sales made over the past 180 days, approximately $8.1 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we have incurred and may incur additional foreign currency losses. During 2007 and 2006, we exchanged the U.S. dollar equivalent of approximately $37.0 and $13.9 million, respectively, at the official exchange rate of 2,150 Bolivares to $1.00 for $19.8 and $10.0 million at open market exchange rates, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan Bolívares may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela. Converting our December 31, 2007 Bolívar-denominated cash balances to dollars at the parallel exchange rate at February 28, 2008 would result in a foreign exchange loss of approximately $16.0 million.

Short-term Investments

Our December 31, 2007 short-term investments of $4.0 million, consisting of auction rate securities, were subject to changes in market interest rates and were sensitive to those changes. Our short-term investments were subject to a weighted-average interest rate of 6.39% and mature over the next twelve months.

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

Interest-Rate Risk Management

At December 31, 2007, we had no debt outstanding. However, our revolving credit facility, if used, would be subject to changes in market interest rates. For additional information regarding our $30.0 million revolving credit facility, see Note 7 of Notes to Consolidated Financial Statements.

Venezuelan Currency Exchange Rates

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolivar, the national currency in Venezuela. As a result of this change, the U.S. dollar-equivalent value of the non-monetary assets of our Venezuela operation would fluctuate with a change in the official exchange rate of the Bolivar. Implementation of the functional currency change, using the current official exchange rate of 2,150 Bolivares to $1.00, resulted in a reduction to net assets of approximately $7.1 million, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. A 10% increase in the official exchange rate would result in an additional reduction to net assets of approximately $4.8 million. See Note 18 of Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2007 and 2006, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales of products(1)	$54,593	$61,718	$50,270	$56,041	$222,622
Gross profit(1)	$17,870	$20,076	$22,035	$19,956	$79,937
Net income	$8,143	$24,337	$12,485	$8,232	$53,197
Preferred stock dividends	$(138)	$(138)	$(138)	$(610)	$(1,024)
Income applicable to common shareholders	$8,005	$24,199	$12,347	$7,622	$52,173
Basic and diluted income per common share	$0.07	$0.20	$0.10	$0.06	$0.43

2006
Sales of products(1)	$39,790	$56,941	$50,774	$71,390	$218,895
Gross profit(1)	$11,733	$17,701	$14,732	$30,731	$74,897
Net income	$38,394	$9,215	$1,001	$20,512	$69,122
Preferred stock dividends	$(138)	$(138)	$(138)	$(138)	$(552)
Income applicable to common shareholders	$38,256	$9,077	$863	$20,374	$68,570
Basic and diluted income per common share	$0.32	$0.07	$0.01	$0.17	$0.57
(1)	Reconciliation of reported amounts varying from amounts previously reported on Form 10-Q:

2007	First Quarter	Second Quarter	Third Quarter
Sales of products, as previously reported on Form 10-Q	$53,145	$60,100	$49,228
Reclassification of transaction gains on gold sales (a)	1,448	1,618	1,042
Sales of products, as reported on Form 10-K	$54,593	$61,718	$50,270

Gross profit, as previously reported on Form 10-Q	$16,422	$18,458	$20,993
Reclassification of transaction gains on gold sales (a)	1,448	1,618	1,042
Gross profit, as reported on Form 10-K	$17,870	$20,076	$22,035

2006
Sales of products, as previously reported on Form 10-Q	$39,790	$56,941	$50,414
Reclassification of transaction gains on gold sales (a)	—	—	360
Sales of products, as reported on Form 10-K	$39,790	$56,941	$50,774

Gross profit, as previously reported on Form 10-Q	$11,733	$17,701	$14,372
Reclassification of transaction gains on gold sales (a)	—	—	360
Gross profit, as reported on Form 10-K	$11,733	$17,701	$14,732

(a) We reclassified to Sales of products transaction gains on local gold sales in Venezuela, which were previously included in Net foreign exchange loss. The transaction gains totaled $7.1 million for year ended December 31, 2007 and $1.5 million for the year ended December 31, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2007, based on these criteria.

Our internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Management excluded the Greens Creek Joint Venture (“Greens Creek”), a 29.7% joint venture interest, from its assessment of internal control over financial reporting as of December 31, 2007, as we do not have the ability to dictate or modify the controls at Greens Creek. Greens Creek represented 11% of our total assets at December 31, 2007, while its revenues comprised 34% of our total sales of products for the year ended December 31, 2007.

On January 1, 2008, we implemented a new business system at our corporate office to facilitate automation of our accounting processes. We believe the new system will enhance existing internal controls over financial reporting by decreasing manual controls inherent in our prior system.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

The Company’s financial statements include the Greens Creek Joint Venture; a 29.73 percent owned subsidiary that is proportionally consolidated in accordance with Emerging Issues Task Force No. 00-1. Management has been unable to assess the effectiveness of internal control at this subsidiary due to the fact that the Company does not have the ability to dictate or modify the controls of the subsidiary and also does not have the ability to assess those controls.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington

February 29, 2008

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

In accordance with the Corporation’s Certificate of Incorporation, its Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director is their current term of office. All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders. The positions and ages listed below are as of the date of our next Annual Meeting of Shareholders in May 2008. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 16, 2008	Position and Committee Assignments	Effective Dates
Phillips S. Baker, Jr.	48	President and CEO, Director (1,5)	5/07 — 5/08 5/05 — 5/08
Michael H. Callahan	44	President – Minera Hecla Venezolana, Vice President	5/07 — 5/08
Ronald W. Clayton	49	Senior Vice President – Operations	5/07 — 5/08
Vicki Veltkamp (Larson)	51	Vice President – Investor and Public Relations	5/07 — 5/08
Dr. Dean W.A. McDonald	50	Vice President – Exploration	5/07 — 5/08
Don Poirier	49	Vice President – Corporate Development	7/07 — 5/08
Lewis E. Walde	41	Vice President and Chief Financial Officer (5)	5/07 — 5/08
Philip C. Wolf	60	Senior Vice President, General Counsel and Corporate Secretary	5/07 — 5/08
John H. Bowles	62	Director (2,6)	7/06 — 5/09
David J. Christensen	46	Director (1,2,3)	5/05 — 5/08
Ted Crumley	63	Director and Chairman of the Board (1,4)	5/07 — 5/10
George R. Nethercutt, Jr.	63	Director (3,4)	5/06 — 5/09
Terry V. Rogers	61	Director (2,6)	5/07 — 05/10
Charles B. Stanley	49	Director (2,6)	5/07 — 05/10
Dr. Anthony P. Taylor	66	Director (4,6)	5/05 — 5/08

___________________

(1)	Member of Executive Committee
(2)	Member of Audit Committee
(3)	Member of Corporate Governance and Directors Nominating Committee
(4)	Member of Compensation Committee
(5)	Member of Retirement Board
(6)	Member of Technical Committee

Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001, and Vice President and Chief Financial Officer of Pegasus Gold Corporation (a gold mining company) from January 1994 to January 1998. Mr. Baker also serves as a director for Questar Corporation (a Western U.S. natural gas distribution, pipelines and exploration and production company).

Michael H. Callahan was appointed Vice President with oversight of Hecla’s growth initiatives in northern Idaho’s Silver Valley in November 2006. Mr. Callahan will continue to be President of our subsidiary company, Minera Hecla Venezolana, a position he was appointed to in August 2006, and also held this position from 2000 to 2003. Prior to that, Mr. Callahan was our Vice President – Corporate Development from February 2002 to October 2006. Mr. Callahan was our Director of Accounting and Information Services from 1999 to 2000. From 1997 to 1999, Mr. Callahan was the Financial Manager of Silver Valley Resources. Mr. Callahan was also a Senior Financial Analyst for us from 1994 to 1996, and originally joined the company in 1989.

Ronald W. Clayton has been our Senior Vice President – Operations since November 2006. Prior to that, Mr. Clayton was our Vice President – North American Operations from September 2002 to November 2006. Prior to joining us, Mr. Clayton was Vice President – Operations for Stillwater Mining Company (a mining company) from July 2000 to May 2002. Mr. Clayton was also our Vice President – Metals Operations from May 2000 to July 2000. Mr. Clayton also served as Manager of Operations and General Manager of our Rosebud, Republic and Lucky Friday mines from 1987 to 2000.

Vicki Veltkamp (Larson) has been our Vice President – Investor and Public Relations since May 2000. Prior to that, Ms. Veltkamp (Larson) served in various administrative functions with us from 1988 to 1993 and 1995 to 2000, including Public Relations Specialist, Manager of Public Relations, Manager of Corporate Communications and Director of Investor and Public Relations. Ms. Veltkamp (Larson) was Director of Corporate Communications for Santa Fe Pacific Gold (a gold mining company) from 1993 to 1995. Ms. Veltkamp (Larson) is a past President of the Northwest Mining Association (a non-profit, non-partisan trade association) and currently serves on its executive committee. Ms. Veltkamp (Larson) also serves as a Director of the Denver Gold Group (a not-for-profit industry association).

Dr. Dean W.A. McDonald was appointed Vice President – Exploration in August 2006. Dr. McDonald has also been our Vice President – Exploration of our Canadian subsidiary, Hecla Mining Company of Canada Ltd., since August 2006. Prior to joining Hecla, Dr. McDonald was Vice President Exploration and Business Development for Committee Bay Resource Ltd. (a Canadian-based exploration and development company) from 2003 to August 2006. Dr. McDonald was also Exploration Manager at Miramar Mining Corporation/Northern Orion Explorations (a gold mining company) from 1996 to 2003.

Don Poirier was appointed Vice President – Corporate Development in July 2007. Prior to joining Hecla, Mr. Poirier was a mining analyst with Blackmont Capital (capital market specialists) from September 2002 to June 2007. Mr. Poirier held other mining analyst positions from 1988 to 2002. Mr. Poirier was also an exploration geologist for Noranda Exploration Company (a mining company) from June 1983 to January 1986.

Lewis E. Walde, CPA, has been our Vice President since June 2001, and our Chief Financial Officer since June 2003. Mr. Walde has also served as our Treasurer since February 2002. Prior to that, Mr. Walde was our Controller from May 2000 to June 2003, our Assistant Controller from January 1999 to April 2000, and held various accounting functions with us from June 1992 to December 1998.

Philip C. Wolf was appointed Senior Vice President in November 2006. Mr. Wolf has also served as our General Counsel since February 2006 and Secretary since May 2006. Mr. Wolf also served as our Vice President from February 2006 to November 2006. Prior to his employment with us, Mr. Wolf was Senior Vice President, General Counsel and Secretary of Compressus Inc. (a software technology company) from 2001 to 2004. Mr. Wolf also served as Senior Vice President, General Counsel and Secretary of Cyprus Amax Minerals Company (a public, Fortune 500, international mining company) from 1993 to 1999. Prior to that, Mr. Wolf held various positions with Cyprus Minerals Company.

David J. Christensen was appointed to Hecla’s Board of Directors in August 2003. He had previously served as a director from May 2002 to October 2002, when he was elected to the Board of Directors by preferred shareholders in May 2002. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position, at such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Mr. Christensen has been Vice President – Investments of ASA Limited (a closed-end investment company) since May 2007. He served as Vice President of Corporate Development for Gabriel Resources Ltd. (a Canadian-based resource company) from October 2006 to February 2008. Mr. Christensen also served as a research analyst with Credit Suisse First Boston (an investment banking company) from October 2002 to August 2003; Global Coordinator and First Vice President, Merrill

Lynch & Co. (an investment banking company) from 1998 to 2001; Vice President and Precious Metals Equity Analyst, Merrill Lynch & Co. from 1994 to 1998; Portfolio Manager of Franklin Gold Fund and Valuemark Precious Metals Funds for Franklin Templeton Group (a global investment management organization) from 1990 to 1994.

John H. Bowles was elected by the shareholders to Hecla’s Board of Directors in May 2006. Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP (an accounting firm) from April 1976 to June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles has been a Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) since May 2006, as well as a Director of Boss Power Corp. (a mineral exploration company) since September 2007. He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles has been the Treasurer of Mining Suppliers, Contractors and Consultants Association of British Columbia (a provider of equipment, products and related services to the British Columbia mining industry) since May 1999, and is a former Director of Ducks Unlimited Canada (a national, private, non-profit wetland conservation organization), where he served from March 1988 to March 1996. He has been Director Emeritus of Ducks Unlimited Canada since March 1996 and was a Trustee of the Leon and Thea Koerner Foundation (provides grants to non-profit organizations) from November 2002 to November 2006.

Ted Crumley has served as a director since 1995 and became Chairman of the Board in May 2006. Mr. Crumley served as the Executive Vice President and Chief Financial Officer of OfficeMax Incorporated (a distributor of office products) from January 2005 to December 2005, and as Senior Vice President from November 2004 to January 2005. Prior to that, Mr. Crumley was Senior Vice President and Chief Financial Officer of Boise Cascade Company (a wood and paper company), from 1994 to 2004.

George R. Nethercutt, Jr., was appointed to Hecla’s Board of Directors in February 2005. Mr. Nethercutt has served as a principal of Nethercutt Consulting LLC (a strategic planning and consulting firm), since January 2007. Prior to that, Mr. Nethercutt was a principal of Lundquist, Nethercutt & Griles, LLC (a strategic planning and consulting firm) from February 2005 to January 2007. Mr. Nethercutt has also been a board member for the Washington Policy Center (a premiere public policy organization providing high quality analysis on issues relating to the free market and government regulation) since January 2005. In August 2005, Mr. Nethercutt was appointed Of Counsel with the law firm of Paine Hamblen, LLP. Mr. Nethercutt serves as a board member of ARCADIS Corporation (an international company providing consultancy, engineering and management services), the Juvenile Diabetes Research Foundation International (a charity and advocate of juvenile diabetes research worldwide), as well as being the U.S. Chairman of the Permanent Joint Board on Defense – U.S./Canada. From 1995 to 2005, Mr. Nethercutt served in the U.S. House of Representatives, including House Appropriations subcommittees on Interior, Agriculture and Defense and the Science Committees subcommittee on Energy. He has been a member of the Washington State Bar Association since 1972.

Charles B. Stanley was elected to Hecla’s Board of Directors in May 2007. Mr. Stanley will be Chief Operating Officer of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) effective March 2008. He has been Executive Vice President and Director of Questar Corporation since 2002 and also President and Chief Executive Officer of Questar Market Resources, Inc.; Wexpro Company (management and development, cost-of-service properties); Questar Exploration and Production Company (oil and gas exploration and production); Questar Gas Management Company (gas gathering and processing); and Questar Energy Trading Company (wholesale marketing and storage) since 2002. Mr. Stanley also served as President and Chief Executive Officer of El Paso Oil and Gas Canada, Inc. (a natural gas services company) from 2000 to 2002. Prior to that, Mr. Stanley was President, Chief Executive Officer and Director of Coastal Gas International Co. (a natural gas services company) from 1995 to 2000.

Terry V. Rogers was elected to Hecla’s Board of Directors in May 2007. Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (the world’s largest uranium producer) from February 2003 to June 2007. Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003. Prior to that, Mr. Rogers was Managing Director – Technical of MIBRAG mbH (a brown coal producing company) from 1997 to 1999; former President of Jerooy Gold Company (a mining company and a division of MK Gold Company) from 1994 to 1997; and General Manager of American Girl Mining (a mining joint venture 50% owned by MK Gold Company) from 1989 to 1994.

Dr. Anthony P. Taylor has served as a director since May 2002 upon election by preferred shareholders. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position, at such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Dr. Taylor has been the President, CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) since October 2003. Dr. Taylor has also served as President and Director of Caughlin Preschool Corp. (a private Nevada corporation that operates preschools) since October 2001 and has also been a director of Greencastle Resources Corporation (an exploration company) since December 2003. Prior to that, Dr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003;

Vice President – Exploration of First Point US Minerals (a mineral exploration company) from May 1997 to December 1999; President and Director of Great Basin Exploration & Mining Co., Inc. (a gold mining company) from June 1990 to January 1996. Dr. Taylor also held various exploration, management and geologist positions in the mining industry from 1964 to 1990.

Information with respect to our directors is set forth under the caption “Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 16, 2008 (the Proxy Statement), which information is incorporated herein by reference.

Reference is made to the information set forth in the first paragraph under the caption “Audit Committee Report – Membership and Role of the Audit Committee,” and under the caption “Corporate Governance” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

Reference is made to the information set forth under the caption “Audit Fees – Audit and Non-Audit Fees” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference. Reference is made to the information set forth under the caption “Audit Fees – Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	2/29/08	/s/ Ted Crumley	2/29/08
Phillips S. Baker, Jr. President, Chief Executive Officer and Director (principal executive officer)	Date	Ted Crumley Director	Date

/s/ Lewis E. Walde	2/29/08	/s/ Charles B. Stanley	2/29/08
Lewis E. Walde Vice President and Chief Financial Officer (principal financial and accounting officer)	Date	Charles B. Stanley Director	Date

/s/ John H. Bowles	2/29/08	/s/ George R. Nethercutt, Jr.	2/29/08
John H. Bowles Director	Date	George R. Nethercutt, Jr. Director	Date

/s/ David J. Christensen	2/29/08	/s/ Terry V. Rogers	2/29/08
David J. Christensen Director	Date	Terry V. Rogers Director	Date

/s/ Anthony P. Taylor	2/29/08
Anthony P. Taylor Director	Date

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Consolidated Balance Sheets at December 31, 2007 and 2006	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-8 to F-41

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Hecla Mining Company

Coeur d’Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Greens Creek Joint Venture, a 29.73 percent owned subsidiary for the year ended December 31, 2005, which statements reflect 33.3 percent of the consolidated revenues for the year ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Greens Creek Joint Venture for the year ended December 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, during 2006, the Company adopted SFAS No. 123(r), Share Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hecla Mining Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington

February 29, 2008

Report of Independent Registered Public Accounting Firm

To the Management Committee of the Greens Creek Joint Venture:

In our opinion, the accompanying statements of operations, of changes in venturers' equity and of cash flows (not separately presented herein) present fairly, in all material respects, the net income and cash flows of Greens Creek Joint Venture (the "Venture") at December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah

February 23, 2006

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$373,123	$75,878
Short-term investments and securities held for sale	25,759	25,455
Accounts and notes receivable:
Trade	14,053	19,497
Other, net	7,834	7,150
Inventories, net	15,511	22,305
Current deferred income taxes	7,370	2,293
Other current assets	5,934	3,454
Total current assets	449,584	156,032
Non-current investments	8,429	6,213
Non-current restricted cash and investments	15,181	21,286
Properties, plants, equipment and mineral interests, net	132,308	125,986
Non-current deferred income taxes	14,938	9,529
Other noncurrent assets	30,297	27,223
Total assets	$650,737	$346,269

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$22,564	$24,238
Accrued payroll and related benefits	16,184	15,036
Accrued taxes	3,703	5,678
Current portion of accrued reclamation and closure costs	9,686	7,365
Total current liabilities	52,137	52,317
Accrued reclamation and closure costs	96,453	58,539
Other noncurrent liabilities	9,618	10,685
Total liabilities	158,208	121,541
Commitments and contingencies (Notes 2, 3, 4, 5, 8 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference — $7,891	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference - $201,722	504	—
Common stock, $0.25 par value, 400,000,000 authorized; issued 2007 — 121,456,837 shares and issued 2006 — 119,828,707 shares	30,364	29,957
Capital surplus	725,076	513,785
Accumulated deficit	(274,877)	(327,522)
Accumulated other comprehensive income	12,063	8,900
Less treasury stock, at cost; 2007 — 81,375 common shares; 2006 — 57,333 common shares	(640)	(431)
Total shareholders’ equity	492,529	224,728
Total liabilities and shareholders’ equity	$650,737	$346,269

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Sales of products	$222,622	$218,895	$110,161
Cost of sales and other direct production costs	115,805	105,203	75,192
Depreciation, depletion and amortization	26,880	38,795	20,462
	142,685	143,998	95,654
Gross profit	79,937	74,897	14,507
Other operating expenses:
General and administrative	15,166	15,011	10,134
Exploration	19,819	20,266	16,777
Pre-development expense	1,027	8,091	9,420
Depreciation and amortization	299	972	621
Other operating expense	2,404	4,676	561
(Gain) loss on disposition of property, plants, equipment and mineral interests	(63,205)	(4,603)	984
Charitable foundation donation	5,143	—	—
Provision for closed operations and environmental matters	50,499	3,556	1,618
	31,152	47,969	40,115
Income (loss) from operations	48,785	26,928	(25,608)
Other income (expense):
Gain on sale of investments	—	36,422	—
Interest and other income	7,911	4,041	1,869
Net foreign exchange loss	(12,095)	(4,962)	(736)
Interest expense	(534)	(608)	(225)
	(4,718)	34,893	908
Income (loss) before income taxes	44,067	61,821	(24,700)
Income tax benefit (provision)	9,130	7,301	(660)
Net income (loss)	53,197	69,122	(25,360)
Preferred stock dividends	(1,024)	(552)	(552)
Income (loss) applicable to common shareholders	$52,173	$68,570	$(25,912)
Net income (loss)	$53,197	$69,122	$(25,360)
Minimum pension liability adjustment	—	388	(31)
Amortization of actuarial gain on defined benefit plan	321	—	—
Amortization of net prior service benefit on defined benefit plan	4,753	—	—
Change in derivative contracts	—	—	761
Reclassification of gain on sale of marketable securities included in net income	—	(36,422)	—
Unrealized holding gains on investments	5,235	20,225	17,996
Comprehensive income (loss)	$63,506	$53,313	$(6,634)
Basic and diluted income (loss) per common share after preferred stock dividends	$0.43	$0.57	$(0.22)
Weighted average number of common shares outstanding – basic	120,420	119,255	118,458
Weighted average number of common shares outstanding – diluted	121,071	119,702	118,458

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$53,197	$69,122	$(25,360)
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	27,179	39,767	21,083
Gain on sale of investments	—	(36,420)	—
(Gain) loss on disposition of properties, plants and equipment	(63,205)	(4,603)	984
Gain on sale of royalty interests	—	(341)	(550)
Provision for reclamation and closure costs	46,291	642	923
Provision for inventory impairment	1,091	1,760	550
Deferred income taxes	(10,486)	(11,822)	—
Stock compensation	3,381	2,459	1,268
Charitable foundation donation paid with common stock	5,143	—	—
Other non-cash charges	—	285	—
Change in assets and liabilities:
Accounts and notes receivable	4,866	(12,463)	4,341
Inventories	5,445	1,401	(5,216)
Other current and noncurrent assets	1,579	(1,928)	(912)
Accounts payable and accrued liabilities	(1,306)	7,554	1,543
Accrued payroll and related benefits	1,332	4,677	1,055
Accrued taxes	(1,974)	3,149	150
Accrued reclamation and closure costs	(6,504)	(4,466)	(6,842)
Other noncurrent liabilities	(1,034)	2,721	1,070
Net cash provided by (used in) operating activities	64,995	61,494	(5,913)
Investing activities:
Additions to properties, plants, equipment and mineral interests	(41,034)	(27,345)	(44,918)
Proceeds from sale of investments	—	57,441	—
Proceeds from disposition of properties, plants and equipment	45,048	4,487	58
Redemptions of restricted investments	6,182	—	—
Purchases of restricted investments	(2,136)	(945)	(551)
Purchase of securities held for sale	(181)	—	—
Purchases of short-term investments	(89,959)	(54,665)	(68,694)
Maturities of short-term investments	111,414	29,210	92,128
Net cash provided by (used in) investing activities	29,334	8,183	(21,977)
Financing activities:
Common stock issued under stock option plans	8,760	3,896	262
Sale of preferred stock, net of related expense	194,917	—	—
Dividend paid to preferred shareholders	(552)	(690)	(2,900)
Other financing activities	—	—	(624)
Treasury share purchase	(209)	(313)	—
Borrowings on debt	—	4,060	4,000
Repayments on debt	—	(7,060)	(1,000)
Net cash provided by (used in) financing activities	202,916	(107)	(262)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	297,245	69,570	(28,152)
Cash and cash equivalents at beginning of year	75,878	6,308	34,460
Cash and cash equivalents at end of year	$373,123	$75,878	$6,308
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$232	$304	$110
Income tax payments	$4,903	$1,387	$131

See Notes 2, 4, 9 and 10 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	Series B Preferred Stock	Series C Mandatory Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances, January 1, 2005	$39	$—	$29,588	$506,630	$(367,832)	$1,020	$(118)	$169,327
Net loss					(25,360)			(25,360)
Options exercised (88,000 shares)			22	200				222
Stock issued for deferred compensation (16,000 shares)			4	226				230
Modification of stock option awards				254				254
Stock issued to directors (22,000 shares)			6	98				104
Series B Preferred stock dividends declared					(2,900)			(2,900)
Restricted stock distributions (125,000 shares)			31	696				727
Other comprehensive income						18,726		18,726
Balances, December 31, 2005	39	—	29,651	508,104	(396,092)	19,746	(118)	161,330
Net income					69,122			69,122
Restricted stock units granted				481				481
Options granted			13	1,965				1,978
Options exercised (839,000 shares)			210	3,308				3,518
Options issued for deferred compensation (44,000 shares)			11	197				208
Stock issued for deferred compensation (83,000 shares)			21	(20)				1
Modification of stock option awards				(1,702)				(1,702)
Stock issued to directors (37,000 shares)			8	183				191
Series B Preferred dividends declared					(552)			(552)
Restricted stock distributions (156,000 shares)			43	(20)				23
Treasury stock purchased							(313)	(313)
Reclassification of realized gain on securities						(15,809)		(15,809)
Stock units formerly recorded as liabilities				1,289				1,289
Adjustment for adoption of SFAS No. 158						4,963		4,963
Balances, December 31, 2006	39	—	29,957	513,785	(327,522)	8,900	(431)	224,728
Change in functional currency in Venezuela						(7,146)		(7,146)
Net income					53,197			53,197
Options granted				1,842				1,842
Options exercised (1,444,000 shares)			362	8,384				8,746
Stock issued to directors (30,000 shares)			8	257				265
Series B Preferred dividends declared					(552)			(552)
Restricted stock units granted				1,289				1,289
Restricted stock unit distributions (154,000 shares)			37	(37)				—
Treasury stock purchased							(209)	(209)
Donation to charitable foundation				5,143				5,143
Sale of Mandatory Convertible Preferred Stock (2,012,500 shares)		504		194,413				194,917
SFAS No. 158 adjustment						5,074		5,074
Other comprehensive income						5,235		5,235
Balances, December 31, 2007	$39	$504	$30,364	$725,076	$(274,877)	$12,063	$(640)	$492,529

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

A. Principles of Consolidation — Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts, our wholly-owned subsidiaries’ accounts and a proportionate share of the accounts of the joint ventures in which we participate. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain consolidated financial statement amounts have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the net income, comprehensive income, or accumulated deficit as previously recorded.

In December of 2007, our Board of Directors approved a non-cash donation of common stock valued at $5.1 million to the Hecla Charitable Foundation. The Foundation's mission will be to provide charitable donations and assistance, including for such matters as affordable housing, and other charitable initiatives in mining communities. The assets and earnings of the Foundation cannot revert to Hecla due to the Foundation's application for 501(c)(3) status, as well as its by-laws. Certain officers of Hecla will serve on the Board of Directors of the Foundation. We have determined that consolidation of the foundation is not required under applicable accounting guidance.

B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. In the Critical Accounting Estimates section of MD&A, we discuss our most critical accounting estimates: future metals prices, obligations for environmental, reclamation and closure matters, and mineral reserves. Other significant areas requiring the use of management assumptions and estimates relate to asset impairments, including long-lived assets and investments; inventory net realizable value; post-employment, post-retirement and other employee benefit assets and liabilities; valuation of deferred tax assets; and reserves for contingencies and litigation. Legal costs are recorded when incurred. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

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

In Venezuela and Mexico, value added taxes (“VAT”) are assessed on purchases of materials and services. We have established a reserve equal to 3% and 7% at December 31, 2007 and 2006, respectively, for the value added taxes in Venezuela to reflect estimated discounts we expect to incur. The discount reserves are comprised of provisions for historical discounts on sales of VAT receivable balances sold to brokers, potential rejections by SENIAT (the Venezuelan taxing authority), and additional amounts for contingencies. At December 31, 2007 and 2006 value-added tax receivables totaled $1.1 million and $4.2 million in Venezuela (net of reserves for anticipated discounts of $27,000 and $0.3 million) and $0.6 million for both periods in Mexico.

As an exporter from Venezuela, we are eligible for refunds from the government for payment of VAT, and we prepare a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela. We received our most recent certificate from the Venezuelan government in August 2007, and VAT collections are current with the exception of a pending collection for December 2005. While we believe that we will receive certificates for all outstanding VAT from the Venezuelan government, issuance of certificates is slow and the likelihood of recovery at our recorded value may diminish over time.

As part of the custom milling business included in our La Camorra unit, we enter into contracts with small mining groups and advance funds in the form of equipment and working capital, and collect such advances from ore delivered to the sampling and crushing plant. We periodically evaluate the recoverability of these receivables and establish a reserve for uncollectibility, based on our review of each small mining group’s future profitability and its ability to repay advances. Receivables are classified as current and non-current based on historical collection patterns, and are not generally charged off against allowances as long as small mining groups are active. As of December 31, 2007 and 2006, we had receivables from these groups totaling $0.4 million and $1.4 million, net of reserves of $3.1 million and $2.1 million, respectively, for amounts we expect to recoup through the future delivery of ore.

F. Inventories — Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

Materials and supplies inventory are valued at the lower of average cost or net realizable value. Pursuant to this policy, we have recorded a provision for materials inventory impairment at our La Camorra unit in Venezuela of $5.1 million at December 31, 2007 for inventory value that we do not expect to consume over current remaining known life of the operation.

Stockpiled ore inventory represents ore that has been mined, hauled to the surface, and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile ore tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

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

G. Restricted Cash — Restricted cash and investments primarily represent investments in money market funds and bonds of U.S. government agencies and are restricted primarily for reclamation funding or surety bonds. In addition, we had cash restricted in Venezuela for a deposit to secure certain alleged unpaid tax liabilities, which was released to us in June 2007. See Note 8 of Notes to Consolidated Financial Statements for further discussion.

H. Properties, Plants and Equipment – Costs are capitalized when it has been determined an ore body can be economically developed as a result of establishing proven and probable reserves. The development stage begins at new projects when our management and/or Board of Directors makes the decision to bring a mine into commercial production, and ends when the production stage, or exploitation of reserves, begins. Expenditures incurred during the development and production stages for new facilities, new assets or expenditures that extend the useful lives of existing facilities and major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, shaft sinking, lateral development, drift development, ramps and infrastructure developments.

Costs for exploration, secondary development at operating mines, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending whether new target deposits outside of the existing reserve areas can be economically developed. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

•	Whether the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	Whether the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
•

Whether, at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling and related costs are capitalized. Drilling costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

•	Completion of a favorable economic study and mine plan for the ore body targeted;
•	Authorization of development of the ore body by management and/or the Board of Directors; and
•	All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Drilling and related costs of approximately $1.9 million, $0.2 million and $0.4 million, respectively, for the years ended December 31, 2007, 2006 and 2005 met our criteria for capitalization listed above, at our properties that are in the production stage.

When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss). Idle facilities placed on standby basis are carried at the lower of net carrying value or estimated net realizable value.

Included in property, plant and equipment on our consolidated financial statements are mineral interests, which are tangible assets that include acquired undeveloped mineral interests and royalty interests. Undeveloped mineral interests include: (i) other mineralized material which is measured, indicated or inferred with insufficient drill spacing or quality to qualify as proven and probable reserves; and (ii) inferred material not immediately adjacent to existing proven and probable reserves but accessible within the immediate mine infrastructure. Residual values for undeveloped mineral interests represents the expected fair value of the interests at the time we plan to convert, develop, further explore or dispose of the interests and are evaluated at least annually.

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

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from proven and probable ore reserves, and to some extent, identified resources beyond proven and probable reserves, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets,” if undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized.

K. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. An independent audit of reserves at the La Camorra unit was completed during 2007. In addition, we obtained a third-party audit of our reserves at the Lucky Friday unit during 2006, and a partial audit of reserves at Greens Creek was concluded during the fourth quarter of 2005.

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

L. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts that are sufficiently funded to ensure all plans can pay benefits to retirees as they become due. We did not contribute to our pension plans during 2007 and 2006, and do not expect to do so in 2008.

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

We adopted SFAS No. 158 for the year ending December 31, 2006. Implementation of this pronouncement resulted in an increase to noncurrent assets and current liabilities of approximately $4.1 million and $0.4 million, respectively, and a decrease to noncurrent liabilities of $1.3 million, with a corresponding adjustment to other comprehensive income. The adoption did not affect our results of operations.

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

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007 with no resulting cumulative effect adjustment at adoption. FIN 48 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

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

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. We periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that our liabilities have potentially changed. Changes in estimates at our non-operating properties are reflected in current period net income (loss). Accruals for closure costs, reclamation and environmental matters totaled $106.1 million at December 31, 2007, and we anticipate that the majority of these expenditures relating to these accruals will be made over the next 30 years. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of December 31, 2007, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would be increased by approximately $53.2 million. For additional information, see Critical Accounting Estimates —Obligations for Environmental, Reclamation, and Closure Matters in MD&A, as well as Note 5 and 8 of Notes to Consolidated Financial Statements.

O. Revenue Recognition — Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter.

Sales to smelters are recorded net of charges by the smelters for transportation, treatment, refining, smelting losses, and other charges negotiated by us with the smelters. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from our estimates. Costs charged by smelters include fixed treatment and refining costs per ton of concentrate, and also include price escalators which allow the smelters to participate in the increase of lead and zinc prices above a negotiated baseline.

Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

At December 31, 2007, metals contained in concentrates and exposed to future price changes totaled 609,816 ounces of silver, 2,079 ounces of gold, 5,479 tons of zinc, and 2,499 tons of lead.

Sales from our Greens Creek, Lucky Friday, and San Sebastian units include significant value from by-product metals mined along with net values of each unit’s primary metal.

Sales of metals in products tolled by refiners and sold directly by us, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. We sell finished metals after refining, as well as doré produced at our locations. Third-party smelting, refinery costs, and freight expense are recorded as a reduction of revenue.

Changes in the market price of metals significantly affect our revenues, profitability, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, central bank sales, custom smelter activities, the relative exchange rate of the U.S. dollar, purchases and lending, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of silver, gold, lead, and zinc, our earnings are directly related to the prices of these metals.

P. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada, as of December 31, 2007, was the U.S. dollar. Accordingly, for the San Sebastian unit in Mexico and our Canadian office, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All realized and unrealized transaction gains and losses have been included in the current period net income (loss).

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our Venezuelan operations indicate that a change in the functional currency is appropriate, under the provisions of FASB Statement No. 52, “Foreign Currency Translation” (SFAS 52). In accordance with SFAS 52, the balance sheet for our Venezuelan operations has been recalculated, as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívar to $1, the current fixed, official exchange rate. We are using the official exchange rate pursuant to guidance from the AICPA’s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously translated at historical exchange rates, has been significantly reduced. The offsetting translation adjustment was recorded to equity as a component of accumulated other comprehensive income. See Note 18 — of Notes to Consolidated Financial Statements for further discussion.

For the years ended December 31, 2007, 2006 and 2005, we recognized total net foreign exchange losses of $12.1 million, $5.0 million and $0.7 million, respectively, which have been included in Other operating expense (income) on our Consolidated Statement of Operations and Comprehensive Loss.

The Venezuelan government has fixed the exchange rate of their currency to the U.S. dollar at 2,150 Bolívar to $1.00. However, markets outside of Venezuela have reflected a devaluation of the Venezuelan currency from such fixed rates. Due to the use of multiple exchange rates in valuing U.S. dollar denominated transactions, we recognized foreign exchange gains of approximately $6.6 million in 2005, which partially offset costs recorded for capital expenditures, costs of goods sold and exploration activities. These gains were discontinued with the enactment of exchange control regulations by the Venezuelan government in the second half of 2005. For additional information, see La Camorra Segment — Currency and Related Risks in MD&A.

Exchange control regulations enacted in Venezuela in 2005 have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. At December 31, 2007 and December 31, 2006, we held the U.S. dollar equivalent of approximately $30.0 million and $21.6 million, respectively, denominated in the Venezuelan Bolívar at the rate of 2,150 Bolivares to $1.00. Additionally, during the next six months we are required to convert into Venezuelan currency the proceeds of Venezuelan export sales made over the past 180 days, approximately $8.1 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we have incurred and may incur additional foreign currency losses. During 2007 and 2006, we exchanged the U.S. dollar equivalent of approximately $37.0 and $13.9 million, respectively, valued at the official exchange rate of 2,150 Bolivares to $1.00, for $19.8 and $10.0 million at open market exchange rates, in compliance with applicable regulations, incurring a foreign exchange loss for the difference. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan Bolívares may continue to grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela. Changes to the Venezuelan Criminal Exchange Law enacted in December 2007 prohibit the publication of Bolívar exchange rates other than the official rate.

Q. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of hedging exposure to metals prices. We do not hold or issue derivative financial instruments for speculative trading purposes and did not have any risk management contracts outstanding at December 31, 2007.

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

We measure derivative contracts as assets or liabilities based on their fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products when the hedged transaction has occurred. Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense).

R. Stock Based Compensation — On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we chose to use the modified prospective transition method, and our consolidated financial statements as of and for the year ended December 31, 2006 reflect its impact. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased or cancelled in the period after adoption. Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.

In accordance with SFAS No. 123(R), the fair value of the options granted during 2007 were estimated on the date of grant using the Black-Scholes option-pricing model, utilizing the same methodologies and assumptions as we have historically used under APB No. 25, as discussed below. As of December 31, 2007, the majority of options outstanding were fully vested, and we recognized stock-based compensation expense under SFAS No. 123(R) of approximately $3.4 million during 2007, which was recorded to general and administrative expenses and cost of sales and other direct production costs. For the year ended December 31, 2006, we recognized $2.5 million in compensation expense as required by SFAS No. 123(R).

Prior to our adoption of SFAS No. 123(R), we measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by APB No. 25 “Accounting for Stock Issued to Employees.” Had compensation expense for our stock-based plans been determined based on market value at grant dates consistent with the provisions of SFAS No. 123(R), our losses and per share losses applicable to common shareholders for 2005 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

Loss applicable to common shareholders:
As reported	$(25,912)

Stock-based employee compensation expense included in reported loss	1,268
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,357)
Pro forma loss applicable to common shareholders	$(28,001)

Loss applicable to common shareholders per share:
As reported	$(0.22)
Pro forma	$(0.24)

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

U. Comprehensive Income (Loss) — In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities, adjustments to recognize the overfunded or underfunded status of our defined benefit pension plans pursuant to SFAS No. 158, the effective portion of changes in fair value of derivative instruments, foreign currency translation adjustments and cumulative unrecognized changes in the fair value of available for sale investments, net of tax, if applicable.

V. New Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of No. ARB 51”, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. We are currently evaluating the potential impact of this statement on our consolidated financial statements and at this time we do not anticipate a material effect.

In December 2007, the FASB revised SFAS No. 141 “Business Combinations”. The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination.

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formally known as “minority interests”) will be valued at fair value at the acquisition date;
•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The adoption of SFAS No. 141(R) does not currently have a material effect on our Consolidated Financial Statements. However, any future business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not anticipate the adoption of SFAS 159 to have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement is not anticipated to have a material impact on our financial statements.

Note 2. Short-term Investments and Securities Held for Sale, Investments, and Restricted Cash

Cash

The Venezuelan Criminal Exchange Law imposes strict criminal and economic sanctions on the exchange of Venezuelan currency with other foreign currency through other than officially designated methods, or for obtaining foreign currency under false pretenses. Approvals for foreign currency exchange are limited and we are evaluating opportunities to minimize our exposure to devaluation. As a consequence, our cash balances denominated in Bolívares that are maintained in Venezuela have increased to a U.S. dollar equivalent of approximately $30.0 million at December 31, 2007, from $21.6 million at December 31, 2006. Additionally, during the next six months, we are required to convert into Venezuelan currency the U.S. Dollar proceeds of Venezuelan export sales made over the past 180 days, or a total value of approximately $8.1 million.

During 2007 and 2006, we exchanged the U.S. dollar equivalent of approximately $37.0 million and $13.9 million, respectively, at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $19.8 million and $10.0 million, respectively, at open market exchange rates, in compliance with applicable regulations, incurring foreign exchange losses in each year for the differences. Approximately $13.8 million and $2.2 million of the 2007 and 2006 conversion losses were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Consolidated Statement of Operations. Additional losses of approximately $3.4 million and $1.8 million for 2007 and 2006 are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Consolidated Statement of Operations. Although we are making appropriate applications through the Venezuelan government for acquisition of dollars at the official exchange rate, our cash balances denominated in the Venezuelan Bolívar may continue to grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. Changes to the Venezuelan Criminal Exchange Law enacted in December 2007 prohibit the publication of Bolívar exchange rates other than the official rate.

Short-term Investments and Securities Held for Sale

Investments consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Adjustable rate securities	$4,000	$20,350
Variable rate demand notes	—	5,105
Marketable equity securities (cost 2007 - $18,903 and cost 2006 - $0)	21,759	—
	$25,759	$25,455

Adjustable rate securities are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. The $21.8 million marketable equity securities balance at December 31, 2007 represents 8.2 million shares of Great Basin Gold, Inc. stock, of which 7.9 million were transferred to us upon the sale of the Hollister Development Block gold exploration project interest to Great Basin Gold in April 2007. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale” securities under the provisions of SFAS No. 115. See Note 19 for further discussion on the Hollister sale.

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

Non-current Investments

At December 31, 2007 and 2006, the fair value of our non-current investments was $8.4 million and $6.2 million, respectively. The cost of these investments was approximately $1.1 million and $1.3 million, respectively, and consists primarily of available for sale equity securities. In February 2005, we sold certain undeveloped mining royalty interests to International Royalty Corporation, an unrelated company. As a result of this sale, we received as payment approximately $0.6 million in the form of International Royalty Corporation common stock, which is included in our non-current investments. In January 2006, we sold certain mining royalty interests to an unrelated company in exchange for shares of their common stock valued at $0.3 million, which is included in our non-current investments. The sale resulted in our recognition of a $0.3 million gain.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $17.2 million at December 31, 2007, and $21.3 million at December 31, 2006.

The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account established by the joint venture was $29.9 million at December 31, 2007, of which our 29.7% portion was $8.9 million, and $28.6 million at December 31, 2006, of which our 29.7% portion was $8.5 million.

In June 2007, we received proceeds from the Venezuelan government of $4.3 million (plus interest) that we posted in 2004 to prevent an embargo related to an income tax matter questioned by Venezuelan taxing authorities. For further discussion, see Venezuelan Litigation in Note 5.

In October 2007, $1.2 million in restricted cash relating to reclamation bonding requirements was released to us, due in large part to the sale of the Hollister Development Block gold exploration project (see Note 19 for further discussion on the Hollister sale), along with reduced bonding requirements at several other non-operating U.S. sites.

Note 3: Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Concentrates, doré, bullion, metals in transit and in-process inventories	$5,465	$10,009
Materials and supplies	10,046	12,296
	$15,511	$22,305

The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are currently required to sell 15% of our production within the country. In the year ended December 31, 2007 approximately 53,989 ounces had been sold in the local market, representing 58% of the total ounces sold at our La Camorra segment. Approximately 64,590 gold ounces were sold in Venezuela during the year ended December 31, 2006, representing 39% of total ounces sold for the year.

We have recorded a provision for materials and supplies inventory impairment at our La Camorra unit in Venezuela of $5.1 million, at December 31, 2007, for inventory value that we do not expect to consume over current remaining known life of the operation. The inventory impairment at December 31, 2006 was $3.9 million.

Note 4: Properties, Plants, Equipment and Mineral Interests, Royalty Obligations and Lease Commitments

Properties, Plants and Equipment and Mineral Interests

Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2007	2006
Mining properties, including asset retirement obligations	$14,405	$14,405
Development costs	147,320	186,090
Plants and equipment	218,791	190,122
Land	1,007	857
Mineral interests	4,940	6,722
Construction in progress	23,703	7,734
	410,166	405,930
Less accumulated depreciation, depletion and amortization	277,858	279,944
Net carrying value	$132,308	$125,986

During 2007, we incurred total capital expenditures of approximately $41.0 million that included $24.7 million at the Lucky Friday unit, $9.1 million at the Greens Creek unit and $6.2 million at the La Camorra unit.

We estimate that we will spend an additional $10 million and $2 million, respectively, for completion of a new tailings pond and a muck pass replacement project at the Lucky Friday, and $2 million for tailings pond construction at Greens Creek, which are projects included in construction in progress at December 31, 2007. Construction in progress at December 31, 2007also includes amounts for initial work and equipment procurement related to construction of a new underground shaft at the Lucky Friday. Because this project is still in the planning and engineering stage, we are not able to estimate how much it will cost to complete the project at this time.

Royalties

Production from the San Sebastian unit is subject to a 2.5% net smelter return royalty that escalates to 3% after the first 500,000 troy ounces of gold equivalent shipped. Royalties are paid to Monarch Resources Investments Limited (“Monarch”) and La Cuesta International (“La Cuesta”), and originate from our acquisition of the concessions from Monarch and pre-existing prospecting agreements between Monarch and La Cuesta. Total royalties paid during the years ended December 31,

2007, 2006 and 2005 were $0.1 million, $0.1 million and $0.5 million, respectively. Mining activities ceased at the San Sebastian unit during the fourth quarter of 2005, as we reached the end of the known mine life. Sales in 2006 at the San Sebastian unit represent final settlements on prior period doré shipments and revenue received from silver and gold contained in residual material collected from the Velardeña mill after operations ceased.

The La Camorra mine purchase agreement includes a provision to pay a NSR royalty to Monarch on production exceeding a cumulative total of 600,000 ounces of gold from the properties acquired in Venezuela from them in 1999. The royalty is based on a sliding scale dependent on the price of gold. When the gold price is below $300.00 per troy ounce there is no royalty, when the price is between $300.00 and $399.99 per troy ounce the royalty is 1%, when the price is between $400.00 and $499.99 per troy ounce the royalty is 2% and when the price is $500.00 and above the royalty is 3%. The 600,000 ounce production milestone was reached in the second quarter of 2004, and gold production since that time has been subject to the provisions of the royalty agreement. As a result, approximately $0.4 million, $1.1 million and $0.7 million in royalty expense was incurred in 2007, 2006 and 2005, respectively. However, the payment of these royalties have been offset by our costs incurred related to on-going tax litigation, as discussed in Note 8 of Notes to Consolidated Financial Statements.

We are also subject to a royalty obligation on the Block B property in Venezuela. Under the agreement, we are required to pay CVG-Minerven, a government-owned gold mining company, a royalty of 2% to 3%, depending on the gold price, on production levels from the concessions. Royalties of $1.4 million, $1.8 million, $0.3 million were paid as a result of production in 2007, 2006 and 2005, respectively. Prior to inception of production, we made lease payments to CVG of $30,000 in 2005.

Leases

We enter into operating leases during the normal course of business. During the years ended December 31, 2007, 2006 and 2005, we incurred expenses of $1.8 million, $1.2 million and $0.6 million, respectively, for these leases. At December 31, 2007, future obligations under our non-cancelable leases were as follows (in thousands):

Year ending December 31,
2008	$1,068
2009	1,060
2010	572
2011	572
2012	140
Thereafter	—
Total	$3,412

Note 5: Environmental and Reclamation Activities

The liabilities accrued for our reclamation and closure costs at December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006
Operating properties:
Greens Creek	$5,150	$5,070
La Camorra	4,474	3,243
San Sebastian	1,148	1,035
Lucky Friday	807	572
Nonoperating properties:
Hollister	—	640
Grouse Creek	19,061	24,646
Coeur d’Alene Basin	65,600	23,600
Bunker Hill	3,459	1,723
Republic	3,800	2,600
All other sites	2,640	2,775
Total	106,139	65,904
Reclamation and closure costs, current	(9,686)	(7,365)
Reclamation and closure costs, long-term	$96,453	$58,539

The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2007, 2006 and 2005, was as follows (in thousands):

Balance at January 1, 2005	$74,413
Accruals for estimated costs	923
Revision of estimated cash flows due to changes in reclamation plans	791
Payment of reclamation obligations	(6,885)
Balance at December 31, 2005	69,242
Accruals for estimated costs	643
Revision of estimated cash flows due to changes in reclamation plans	528
Payment of reclamation obligations	(4,509)
Balance at December 31, 2006	65,904
Accruals for estimated costs	45,623
Revision of estimated cash flows due to changes in reclamation plans	1,293
Payment of reclamation obligations	(6,681)
Balance at December 31, 2007	$106,139

Below is a reconciliation as of December 31, 2007 and 2006 (in thousands), of our asset retirement obligations, which are included in our total accrued reclamation and closure costs of $106.1 million and $65.9 million, respectively, reflected above. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation, along with assumed annual inflation of 7.6%.

	2007	2006
Balance January 1	$9,921	$9,212
Changes in obligations due to changes in reclamation plans	1,293	528
Accretion expense	343	326
Payment of reclamation obligations	(59)	(145)
Balance at December 31	$11,498	$9,921

For additional information as it pertains to the recorded asset retirement obligation at the Greens Creek unit, see Note 16 of Notes to Consolidated Financial Statements.

Note 6: Income Taxes

Major components of our income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005, relating to continuing operations are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$489	$1,582	$46
State	196	119	26
Foreign	667	2,820	588
Total current income tax provision	1,352	4,521	660
Deferred:
Federal	(9,906)	(11,594)	—
Foreign	(576)	(228)	—
Total deferred income tax (benefit) provision	(10,482)	(11,822)	—
Total income tax (benefit) provision	$(9,130)	$(7,301)	$660

Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands):

	2007	2006	2005
Domestic	$81,178	$65,865	$1,675
Foreign	(37,111)	(4,044)	(26,375)
Total	$44,067	$61,821	$(24,700)

The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2007		2006		2005
Computed “statutory” (benefit) provision	$15,423	35%	$21,637	35%	$(8,398)	(34)%
Percentage depletion	(10,416)	(24)	(9,126)	(15)	—	—
Net increase (utilization) of U.S. and foreign tax loss carryforwards	(3,534)	(8)	(23,159)	(37)	—	—
Change in valuation allowance other than utilization	(10,481)	(24)	(1,219)	(2)	—	—
Effect of U.S. AMT, state, foreign taxes and other	(122)	—	4,566	7	9,058	37
	$(9,130)	(21)%	$(7,301)	(12)%	$660	3%

Pursuant to guidelines contained in SFAS No. 109, Accounting for Income Taxes, we evaluated the positive and negative evidence available to determine whether a valuation allowance is required on our net deferred tax assets for the period ended December 31, 2007. At December 31, 2007 and 2006, the balance of our valuation allowance used to offset our net deferred tax assets was $115 million and $133 million, respectively.

We continue to benefit from favorable metal prices resulting in higher taxable income and, consistent with 2006, we utilized significant tax net operating loss carryforwards in 2007. We increased our net deferred tax assets by $10.5 million, to a total of $22.3 million at December 31, 2007, to reflect the total net deferred tax asset that we expect to utilize over a 2-year period based on income from operations. We extended the period forward from one year to two years, representing the recent period of history that we have reported significant taxable income. For the period ended December 31, 2006, we recognized a net deferred tax asset of $11.8 million, based on an estimate of utilization of tax net operating loss carryforwards for one year. Due to our recent return to profitability, we felt that one year was an appropriate period to measure based on all available evidence at that time.

The deferred tax asset will be amortized against taxable income in the U.S. in future periods. We will review available evidence in future periods to determine whether more or less of our deferred tax asset should be realized. Adjustment to the valuation allowance will be made in the period for which the determination is made.

The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Accrued reclamation costs	$40,709	$25,440
Deferred exploration	4,564	14,273
Investment valuation differences	43	832
Postretirement benefits other than pensions	2,880	2,537
Deferred compensation	3,158	1,912
Foreign net operating losses	21,300	9,061
Federal net operating losses	64,589	89,223
State net operating losses	4,927	8,487
Tax credit carryforwards	3,075	2,513
Stock compensation	1,618	—
Miscellaneous	9,080	5,874
Total deferred tax assets	155,943	160,152
Valuation allowance	(115,413)	(133,363)
Total deferred tax assets	40,530	26,789
Deferred tax liabilities:
Unrealized gain on marketable securities	(4,074)	(1,993)
Pension costs	(12,231)	(9,130)
Properties, plants and equipment	(1,917)	(3,844)
Total deferred tax liabilities	(18,222)	(14,967)
Net deferred tax asset	$22,308	$11,822

We plan to permanently reinvest earnings from foreign subsidiaries. For the years 2007, 2006 and 2005 we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset.

We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands):

	2007	2006	2005
Balance at beginning of year	$(133,363)	$(160,396)	$(155,968)
Increase related to nonutilization of net operating loss carryforwards and nonrecognition of deferred tax assets due to uncertainty of recovery	(38,325)	(19,569)	(17,774)
Decrease related to net recognition of deferred tax assets	10,486	11,822	—
Decrease related to recognition of deferred tax liability on unrealized gain	5,192	—	7,887
Decrease related to utilization and expiration of net operating loss carryforwards	25,967	34,780	5,459
Decrease due to utilization on gain on sale of subsidiary	14,630	—	—
Balance at end of year	$(115,413)	$(133,363)	$(160,396)

As of December 31, 2007, for U.S. income tax purposes, we have net operating loss carryforwards of $185 million and $103 million, respectively, for regular and alternative minimum tax purposes. These operating loss carryforwards expire over the next 15 to 20 years, the majority of which expire between 2011 and 2024. In addition, we have foreign tax operating loss carryforwards of approximately $68 million, which expire between 2008 and 2017. Our U.S. tax loss carryforwards may also be limited upon a change in control. We have approximately $3 million in alternative minimum tax credit carryforwards eligible to reduce future regular U.S. tax liabilities.

Uncertain Tax Positions

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2004, or examinations by foreign tax authorities for years prior to 2001. We currently have no tax years under examination.

Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2007. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 7: Long-term Debt and Credit Agreement

In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods on terms acceptable to us and the lenders. In September 2006, we amended and extended the agreement one year, and the agreement was extended for an additional year in September 2007. Amounts borrowed under the credit agreement are available for general corporate purposes. We have pledged our 29.7% interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under the credit agreement. The interest rate on the agreement is either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We make quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At December 31, 2007, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants.

On February 12, 2008, we announced an agreement to acquire the companies that hold the remaining 70.3% of the Greens Creek mine. We have received $400 million in committed debt financing, which will possibly be used towards funding the acquisition. See Note 20 for further discussion of the acquisition agreement.

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

In December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the filing date of this Form 10-K. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September 2006 notice stated that it was not a formal demand and invited us to discuss or comment on the matter. In the second quarter of 2007, we were able to identify and quantify certain costs submitted by the EPA for which we believe it is probable that we may have liability within the context of the Decree. Accordingly, in June of 2007, we estimated the range of our potential liability to be between $2.7 million and $6.8 million, and accrued the minimum of the range, as we believed no amount in the range was more likely than any other. We will continue to assess the materials relating to the alleged costs sent to us and to discuss the matter with the EPA. If we are unable to reach a satisfactory resolution, we anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to further increase our expenditures and/or accrual relating to the Bunker Hill site.

The accrued liability balance at December 31, 2007 relating to the Bunker Hill site was $3.5 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in the notice to us. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.5 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it possible that a combination of various events, as discussed above, or otherwise, could be materially adverse to our financial results or financial condition.

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

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of December 31, 2007, we have determined a potential range of liability for us and Asarco for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at December 31, 2007, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including, but not limited to, information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to our predecessors and us. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2007, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of December 31, 2007, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

On February 12, 2008, Hecla and our wholly owned subsidiary Hecla Merger Company entered into an asset purchase agreement with ILM. Under the terms of the Asset Purchase Agreement, Hecla Mining Company will acquire substantially all of the assets of ILM in exchange for 6,936,884 shares of Hecla common stock (the “ILM Acquisition”). The ILM Acquisition is currently expected to close in the second quarter of 2008, and is subject to customary closing conditions, necessary regulatory approvals and affirmative vote by ILM shareholders. If the ILM acquisition is consummated, among the terms of the Asset Purchase Agreement is that all litigation between us and ILM will be dismissed, and we will acquire all of ILM’s right, title and interest to the DIA properties and the related agreements between us and ILM.

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

La Camorra Concession Notice

By letter dated October 15, 2007 the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from the Venezuelan Ministry for Basic Industries and Mining (“MIBAM”) that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla has ongoing mining operations at Mina Isidora that process ore at the La Camorra mill and has had, and plans to continue to have, independent contractors that extract ore from the La Camorra concession. The Company and MHV disagree with the assertions in the Notice. We have filed a formal disagreement with MIBAM, and have not received a response. We will continue to contest the Notice vigorously.

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

Other Commitments

Our contractual obligations as of December 31, 2007 included approximately $2.0 million for various capital projects at the Lucky Friday, Greens Creek and La Camorra units. Total contractual obligations at December 31, 2007 also included approximately $2.6 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $0.2 million for commitments relating to non-capital items at Greens Creek (our 29.7% share). In addition, our commitments relating to open purchase orders at December 31, 2007 included approximately $0.1 million and $0.3 million, respectively, for various capital items at the Lucky Friday and Greens Creek units, and a total of approximately $1.0 million for various non-capital costs at the Lucky Friday, Greens Creek and La Camorra units.

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

Note 9: Employee Benefit Plans

Pensions and Post-retirement Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2007, and a statement of the funded status as of December 31, 2007 and 2006 (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$58,565	$58,464	$1,009	$1,340
Service cost	910	814	7	7
Interest cost	3,396	3,274	59	74
Amendments	--	886	—	—
Actuarial gain	(283)	(1,238)	—	(379)
Benefits paid	(3,531)	(3,635)	(160)	(33)
Benefit obligation at end of year	59,057	58,565	915	1,009
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	77,044	73,899	—	—
Actual return on plan assets	10,437	6,448	—	—
Employer and employee contributions	337	332	160	33
Benefits paid	(3,531)	(3,635)	(160)	(33)
Fair value of plan assets at end of year	84,287	77,044	—	—
Funded status at end of year	$25,230	$18,479	$(915)	$(1,009)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2007 and 2006 (in thousands):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Other noncurrent assets:
Prepaid benefit costs	$29,897	$22,508	$—	$—
Current liabilities:
Accrued benefit liability	(385)	(320)	(94)	(103)
Other noncurrent liabilities:
Accrued benefit liability	(4,282)	(3,709)	(821)	(906)
Accumulated other comprehensive income	(8,205)	(3,071)	(821)	(881)
Net amount recognized	$17,025	$15,408	$(1,736)	$(1,890)

The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected rate of return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

The above assumptions were calculated based on information as of September 30, 2007 and 2006, the measurement dates for the plans. The discount rate is generally based on the rates of return available as of the measurement date from high-quality fixed income investments, which in past years we have used Moody’s AA bond index as a guide to setting the discount rate. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% represents approximately 61.0% of our past five-year’s average annual return rate of 13.10%.

Net periodic pension cost (income) for the plans consisted of the following in 2007, 2006 and 2005 (in thousands):

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$910	$814	$706	$7	$6	$6
Interest cost	3,396	3,274	3,213	60	75	77
Expected return on plan assets	(6,020)	(5,771)	(5,595)	—	—	—
Amortization of transition asset	—	—	5	—	—	—
Amortization of prior service cost	461	426	389	(3)	(3)	75
Amortization of net gain (loss) from earlier periods	(26)	36	(78)	(59)	61	(20)
Net periodic pension cost (income)	$(1,279)	$(1,221)	$(1,360)	$5	$139	$138

The weighted-average allocations of investments at September 30, 2007 and 2006, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2007	2006	2007	2006
Interest-bearing cash	—%	1%	—%	2%
Equity securities	37%	37%	37%	37%
Debt securities	35%	36%	35%	35%
Real estate	12%	11%	12%	11%
Absolute return	11%	11%	11%	11%
Precious metals and other natural resources	5%	4%	5%	4%
Total	100%	100%	100%	100%

Precious metals and other natural resources include our common stock in the amounts of $4.4 million and $2.9 million at September 30, 2007 and 2006, the measurement dates of the plan, respectively. These investments represent approximately 5.3% and 3.7% of the total combined assets of these plans at September 30, 2007 and 2006, respectively.

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

The future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Hecla Plan	Lucky Friday Plan
2008	$2,739	$842
2009	2,744	880
2010	2,747	936
2011	2,740	990
2012	2,786	1,013
Years 2013-2017	15,394	5,021

We do not expect to contribute to the pension plans during the next year.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5.6 million, $4.7 million and zero, respectively, as of December 31, 2007, and $4.0 million, $4.0 million and zero, respectively, as of December 31, 2006.

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

For the pension plans and other benefit plans, the following amounts are included in accumulated other comprehensive income on the company’s balance sheet as of December 31, 2007, that have not yet been recognized as components of net periodic benefit cost (in thousands):

	Pension Benefits	Other Benefits
Net actuarial gain	$(10,868)	$(689)
Prior-service cost	2,663	(131)

For the pension plans and other benefit plans, the following amounts are estimated to be recognized as components of net periodic benefit cost during 2008 (in thousands):

	Pension Benefits	Other Benefits
Net actuarial gain	$(233)	$(50)
Prior-service cost	461	(3)

During 2008, the company doesn’t expect to have any of the plans’ assets returned.

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

During 2007, 2006 and 2005, participants accumulated 1,988, 3,162 and 4,147 common stock units, respectively, into their stock accounts. In 2007, 2006 and 2005, 3,163, 4,128 and 4,557 common stock units were distributed to participants in the form of common shares. Prior to the fourth quarter of 2006, participants were allowed to purchase discounted stock options. During 2006 and 2005, participants purchased approximately 40,137 and 472,614 discounted stock options, respectively, under the plan. During 2007, 2006 and 2005, 25,130, 207,655 and 11,055, respectively, of those options were exercised. During 2007, no discounted stock options reverted back to the plan upon employee termination.

In the fourth quarter of 2006, we modified 837,261 discounted stock options previously purchased by participants in our deferred compensation plan pursuant to changes in the Internal Revenue Service requirements relating to employee deferred compensation arrangements. As a result, the options were converted to stock equivalent units that will be settled in the employees’ investment accounts. Modification of the options resulted in a charge to compensation expense totaling $1.3 million, a charge to additional paid in capital for expense previously recognized totaling $1.7 million, and a liability of $3.0 million for the fair value of stock equivalent units then outstanding. The stock units were valued using the Black-Scholes model. At December 31, 2007, 511,000 units remained unexercised with a value of $2.5 million.

As of December 31, 2007 and 2006, the deferred compensation plan, together with matching amounts and accumulated interest, amounted to approximately $4.7 million and $3.6 million, respectively. The $4.7 million at December 31, 2007 includes a fair value of $2.5 million assigned to the stock equivalent units described above, as calculated by the Black-Scholes model.

During 2007, the Board of Directors approved the grant of 125,400 restricted common stock units, 2,000 of which reverted back to the plan due to employee termination. A total of 117,850 of the stock units will vest in May 2008, and will be distributable based upon predetermined dates as elected by the participants. The remaining stock units will vest in 2008 and 2009.

During 2006, the Board of Directors approved the grant of 155,600 restricted common stock units, none of which reverted back to the plan due to employee termination. A total of 115,600 of the stock units vested in May 2007, and were distributable based upon predetermined dates as elected by the participants.

During 2005, the Board of Directors approved the grant of 173,000 restricted common stock units, 29,000 of which reverted back to the plan as the units were not vested upon employee termination. The remaining stock units vested in May 2006, and were distributable based upon predetermined dates as elected by the participants.

Capital Accumulation Plans

We have an employees’ Capital Accumulation Plan, which is available to all U.S. salaried and certain hourly employees after completion of two months of service. Employees may contribute from 2% to 15% of their annual compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our matching contribution was approximately $0.1 million each in 2007, 2006 and 2005. In February 2007 and 2008, our Board of Directors authorized additional profit-sharing contributions of $0.4 million for each year to the participants of the plan.

We also maintain an employee’s 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 15% of their compensation to the plan. We make a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. Our contribution was approximately $139,000 in 2007, $79,000 in 2006 and $35,000 in 2005.

Note 10: Shareholders’ Equity

Common Stock

We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 121,375,462 shares of common stock were outstanding as of December 31, 2007. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

Registration Statements

In September of 2007, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission. This registration statement will allow the Company to offer and sell from time to time, in one or more offerings, shares of common stock, preferred stock, warrants and debt securities. Unless otherwise indicated in the applicable prospectus supplement, Hecla intends to use the net proceeds of any securities sold for general corporate purposes. In December 2007, our Series C Mandatory Convertible Preferred Stock was sold pursuant to this registration statement.

In December 2005, we filed a registration statement with the SEC to issue up to $175.0 million of common stock and warrants in connection with business combinations and/or acquisition activities. This registration statement has also been declared effective by the SEC, although no securities or debt have been issued under such registration statement.

Preferred Stock

Our Charter authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2007, 2,170,316 shares were outstanding. No shares of our Series A preferred stock are, or have ever been, outstanding.

As of December 31, 2007, there were 157,816 shares of Series B Cumulative Convertible Preferred Stock outstanding. All of the shares of our Series B Preferred Stock are listed on the New York Stock Exchange under the symbol “HL PB.”

In December of 2007, we sold 2,012,500 shares of 6.5% Mandatory Convertible Preferred Stock for proceeds of $194.9 million, net of $6.4 million in related costs. Shares of our Mandatory Convertible Preferred Stock are listed on the New York Stock Exchange under the symbol “HL PrC.”

Ranking

The Series B and Mandatory Convertible preferred stock series rank on parity with respect to each other, and rank senior to our common stock and any shares of Series A preferred shares with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

While any shares of Series B and Mandatory Convertible preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B and Mandatory Convertible preferred stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B and Mandatory Convertible preferred stock and any other series of preferred stock ranking on a parity with respect to the Series B and Mandatory Convertible preferred stock as to dividends and upon liquidation, dissolution or winding up, voting as a single class without regard to series.

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

Since the fourth quarter of 2004, we have declared and continue to pay our regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares. In December 2007, we paid the regularly scheduled dividend on outstanding preferred stock for the fourth quarter of 2007, and have also declared dividends for the first quarter of 2008, payable April 1, 2008.

Dividends on our Mandatory Convertible preferred stock will be payable on a cumulative basis when, as, and if declared by our board of directors, at an annual rate of 6.5% per share on the liquidation preference of $100 per share. We will pay dividends in cash, common stock, or a combination thereof, on January 1, April 1, July 1, and October 1 of each year to, and including, January 1, 2011, and we have declared dividends for the first quarter of 2008, payable on April 1, 2008. Cumulative undeclared, unpaid dividends for the period from issuance through December 31, 2007 totaled $0.5 million.

Redemption

The Series B Preferred Stock is redeemable at our option, in whole or in part, at $50 per share, plus, in each case, all dividends undeclared and unpaid on the Series B Preferred Stock up to the date fixed for redemption, upon giving notice as provided below. The Mandatory Convertible Preferred Stock is not redeemable.

Liquidation Preference

The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2007 and 2006, our Series B preferred stock had a liquidation preference of $7.9 million.

In the event of our voluntary or involuntary liquidation, winding-up or dissolution, each holder of the Mandatory Convertible Preferred Stock will be entitled to receive a liquidation preference in the amount of $100 per share of the Mandatory Convertible Preferred Stock, plus an amount equal to accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution. The amounts payable with respect to the liquidation preference are to be paid out of our assets available for distribution to our shareholders, after satisfaction of liabilities to our creditors and distributions to holders of senior stock, and before any payment or distribution is made to holders of Junior Stock (including our common stock). If, upon our voluntary or involuntary liquidation, winding-up or dissolution, the amounts payable with respect to the liquidation preference, plus an amount equal to accumulated and unpaid dividends of the Mandatory Convertible Preferred Stock and all parity stock, are not paid in full, the holders of the Mandatory Convertible preferred stock and the parity stock will share equally and ratably in any distribution of our assets. The distribution of our assets will be shared in proportion to the liquidation preference and an amount equal to accumulated and unpaid dividends to which they are entitled. After payment of the full amount of the liquidation preference and an amount equal to accumulated and unpaid dividends to which they are entitled, the holders of the Mandatory Convertible Preferred Stock will have no right or claim to any of our remaining assets. As of December 31, 2007, our Mandatory Convertible Preferred Stock had a liquidation preference of $201.7 million.

Voting Rights

Except as otherwise from time to time required by applicable law, the Series B and Mandatory Convertible preferred stockholders have no voting rights and their consent is not required for taking any corporate action. When and if the Series B preferred stockholders are entitled to vote, each holder will be entitled to one vote per share. When and if the Mandatory Convertible preferred shareholders are entitled to vote, the number of votes that each share of the Mandatory Convertible Preferred Stock shall have shall be in proportion to the liquidation preference of such share.

Conversion

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

Each share of our Mandatory Convertible Preferred Stock will automatically convert on January 1, 2011, into between 8.4502 and 10.3093 shares of our common stock, representing a minimum of 17,006,028 common shares and a maximum of 20,747,467 common shares that can be issued, subject to anti-dilution adjustments. At any time prior to January 1, 2011, holders may elect to convert each share of our Mandatory Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 8.4502, subject to anti-dilution adjustments. At any time prior to July 1, 2008, we may, at our option, cause the conversion of all, but not less than all, of our Mandatory Convertible Preferred Stock into cash or common stock at the provisional conversion rate, provided, however, that we may not elect to exercise our provisional conversion right if, on or prior to July 1, 2008, we have completed a material transaction involving the acquisition of assets or a business with a purchase price of $100 million or more. In the event of a cash acquisition of us, under certain circumstances the conversion rate will be adjusted during the cash acquisition conversion period. The effective provisional conversion rate as of December 31, 2007 was 10.3093 shares of common stock per one share of Mandatory Convertible Preferred Stock.

Stock Award Plans

We use stock-based compensation plans to aid us in attracting, retaining and motivating our officers and key employees, as well as to provide us with the ability to provide incentives more directly linked to increases in stockholder value. These plans provide for the grant of options to purchase shares of our common stock and the issuance of restricted shares units of our common stock.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Under SFAS No. 123(R), we chose to use the modified prospective transition method and our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect its impact. Under this method, compensation cost is recognized for awards granted and for awards modified, repurchased, or cancelled in the periods after adoption. Compensation cost has also been recognized for the unvested portion of awards granted prior to adoption.

In accordance with the modified prospective transition method, our consolidated financial statements for the year 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 were approximately $3.4 million, or $0.03 per basic and diluted share, and approximately $2.5 million, or $0.02 per basic and diluted share, respectively. In 2006, $1.5 million, or $0.01 per basic and diluted share, was recognized as a result of the adoption of SFAS No. 123(R). All charges were to expense under the same financial statement classification as cash compensation paid to the same employees. We recognized no tax benefit; because of our net operating loss carry-forwards, we are not in a taxable position except with regard to alternative minimum taxes. Over the next twelve months, we expect to recognize approximately $0.4 million in additional compensation expense as the remaining options and units vest as required by SFAS No. 123(R).

Prior to our adoption of SFAS No. 123(R), we measured compensation cost for stock option plans using the intrinsic value method of accounting prescribed by APB No. 25 “Accounting for Stock Issued to Employees.” In addition, we disclosed compensation expense for our stock-based plans based on the fair value at grant dates consistent with the provisions of SFAS No. 123. See Note 1 of Notes to Consolidated Financial Statements for a presentation of the pro forma loss and per share loss applicable to common shareholders, for the year ended December 31, 2005, under the requirements of SFAS No. 123.

During the year ended December 31, 2005, we recognized charges totaling $41,000 for variable plan accounting and accruals under our employee stock option plans, which are no longer required under the provisions of SFAS No. 123(R).

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

Deferred Compensation Plan

We maintain a deferred compensation plan that allows eligible officers and key employees to defer a portion or all of their compensation. Deferred amounts may be allocated to either an investment account, which is similar to cash, or to a stock account. Until the fourth quarter of 2006, amounts in participants’ investment accounts could be used to purchase discounted stock options, however, most options were modified to cash-settled stock equivalent units in the fourth quarter of 2006, and investment account balances may no longer be applied to the purchase of discounted stock options. However, funds may still be applied to the purchase of stock units. For further information see Note 9 of Notes to Consolidated Financial Statements.

Directors’ Stock Plan

In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. On May 6, 2005, our shareholders approved an amendment to the Directors’ Stock Plan. As a result of this amendment, each nonemployee director is to be credited on May 30 of each year that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2007, 2006 and 2005, respectively, 29,561, 36,949, and 22,494 shares were credited to the nonemployee directors. During 2007, 2006 and 2005, $250,000, $191,000, and $103,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2007, there were 754,942 shares available for grant in the future under the plan.

Status of Stock Options

The fair value of the options granted during the years ended December 31, 2007, 2006, and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	2007	2006	2005
Weighted average fair value of options granted	$3.11	$2.35	$1.46
Expected stock price volatility	45.00%	51.42%	54.30%
Risk-free interest rate	4.61%	4.92%	3.62%
Expected life of options	3.1 years	2.6 years	2.8 years

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

During 2007, 2006 and 2005, respectively, options to acquire 584,500, 721,638 and 1,276,431 shares were granted to our officers and key employees. Of the options granted in 2007, 559,500 were granted without vesting requirements. Of the options granted in 2006, 621,500 were granted without vesting requirements and 40,137 were modified to stock equivalent units to be settled in cash (see discussion below). The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 before applicable income taxes was $3.1 million, based on our closing stock price of $9.35 per common share at December 31, 2007. The majority of options outstanding were fully vested at December 31, 2007. The 20,000 unvested options at December 31, 2007 will vest in 2008 if the participants’ requisite service periods are met.

During 2007, 2006 and 2005, respectively, 29,500, 808,703, and 221,500 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. At December 31, 2007, 2006 and 2005, respectively, there were 3,922,253, 4,603,243 and 4,514,243 shares available for future grant under the 1995 plan.

In the fourth quarter of 2006, we modified 837,261 discounted stock options purchased by participants in our deferred compensation plan pursuant to changes in the Internal Revenue Service requirements relating to employee deferred compensation arrangements. As a result, the 837,261 options were converted to stock equivalent units that will be settled in the employees’ investment accounts and, accordingly, are now classified as liabilities and marked to market each reporting period until exercise. On November 6, 2006 — the date of modification — we recorded a liability of $3.0 million and additional compensation expense of $1.3 million.

No share-based liability payments were made in the years ended December 31, 2007, 2006, or 2005. However, share-based liabilities were created upon modification of discounted stock options in the deferred compensation plan (see discussion above) that will result in payment in future years, pursuant to participants’ elections regarding distribution. At December 31, 2007, the liability balance for unexercised stock units was $2.5 million.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2006	2,022,451	$5.60
Granted	584,500	$8.63
Exercised	(1,443,951)	$6.02
Expired	(29,500)	$7.71
Outstanding, December 31, 2007	1,133,500	$6.58

Of the outstanding shares above, 1,113,500 were exercisable at December 31, 2007. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2007 was 3.1 years.

The aggregate intrinsic values of options exercised during the years ended December 31, 2007, 2006, and 2005 were $6.1 million, $2.6 million, and $0.8 million, respectively. We received cash proceeds of $8.8 million for options exercised in 2007, $3.9 million for options exercised in 2006, and $0.3 million for options exercised in 2005.

Restricted Stock Units

Unvested restricted stock units, for which the board of directors has approved grants to employees, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2006	155,600	$6.29
Granted	168,280	$8.69
Expired	(14,690)	$7.17
Deferred by recipients	(12,500)	$6.50
Distributed	(153,890)	$6.89
Unvested, December 31, 2007	142,800	$8.37

Of the 142,800 units unvested at December 31, 2007, all except 11,100 will vest in May of 2008. Remaining units will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination in advance of vesting. We have recognized approximately $0.8 million in compensation expense since grant date, and will record an additional $0.4 million in compensation expense over the remaining vesting period related to these units.

Approximately 155,600 stock units vested in May 2007 and were distributed or deferred as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.3 million in compensation expense related to these units in 2007. For these units, under the terms of the plan and upon vesting, management authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In May 2007, we repurchased 24,042 shares for $0.2 million, or approximately $8.67 per share.

Note 11: Derivative Instruments

At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At December 31, 2007, we had no outstanding forward sales contracts, commodity put and call options contracts or other hedging positions.

Note 12: Business Segments

We are organized and managed by four segments, which represent our operating units and various exploration targets during 2007, 2006 and 2005: The Lucky Friday unit, the Greens Creek unit, the La Camorra unit and various exploration activities in Venezuela, and the San Sebastian unit and various exploration activities in Mexico. General corporate activities not associated with operating units and their various exploration activities, as well as idle properties, are presented as “other.” We consider interest expense, interest income and income taxes general corporate expenses and are not allocated to our segments.

On February 12, 2008, we announced an agreement to acquire the companies owning 70.3% of the Greens Creek mine, which, coupled with our current 29.7% ownership interest, will result in an aggregate 100% ownership of Greens Creek by various subsidiaries of ours. See Note 20 for further discussion of the transaction.

Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2007	2006	2005
Lucky Friday	36.4%	23.9%	19.8%
Greens Creek	32.7%	31.6%	33.3%
La Camorra	30.9%	44.0%	11.5%
San Sebastian	—	0.5%	35.4%
	100%	100%	100%

The tables below present information about reportable segments as of and for the years ended December 31 (in thousands).

	2007	2006	2005
Net sales to unaffiliated customers:
Lucky Friday	$80,976	$52,422	$21,792
Greens Creek	72,726	69,208	36,728
La Camorra	68,920	96,310	39,009
San Sebastian	—	955	12,632
	$222,622	$218,895	$110,161
Income (loss) from operations:
Lucky Friday	$39,451	$20,886	$3,702
Greens Creek	35,212	35,919	9,268
La Camorra	(4,256)	11,958	(6,785)
San Sebastian	(9,338)	(3,783)	(7,804)
Other	(12,284)	(38,052)	(23,989)
	$48,785	$26,928	$(25,608)
Capital expenditures (including non-cash additions):
Lucky Friday	$24,778	$9,409	$10,277
Greens Creek	9,147	7,785	5,001
La Camorra	7,236	10,429	30,743
San Sebastian	148	57	200
Other	843	177	265
	$42,152	$27,857	$46,486
Depreciation, depletion and amortization:
Lucky Friday	$3,894	$3,565	$593
Greens Creek	8,440	8,192	7,067
La Camorra	14,557	27,050	9,622
San Sebastian	45	310	3,180
Other	243	650	621
	$27,179	$39,767	$21,083

Other significant non-cash items:
Lucky Friday	$18	$20	$13
Greens Creek	170	170	286
La Camorra	1,017	1,753	1,521
San Sebastian	51	(4,334)	38
Other	(19,261)	(45,645)	767
	$(18,005)	$(48,036)	$2,625
Identifiable assets:
Lucky Friday	$58,350	$33,118	$21,457
Greens Creek	70,671	71,560	64,235
La Camorra	83,131	105,912	104,491
San Sebastian	5,041	4,558	7,208
Other	433,544	131,121	74,775
	$650,737	$346,269	$272,166

The following is sales information by geographic area, based on the location of concentrate shipments and location of parent company for sales to metal traders, for the years ended December 31 (in thousands):

	2007	2006	2005
United States	$3,789	$2,785	$2,528
Canada	106,438	94,265	60,295
Mexico	122	4,793	4,999
United Kingdom	12,264	13,444	6,031
Japan	29,556	46,987	23,167
Korea	18,224	22,674	10,167
Venezuela	42,519	29,905	—
China	9,710	4,042	2,389
Other foreign	—	—	585
	$222,622	$218,895	$110,161

The following are our long-lived assets by geographic area as of December 31 (in thousands):

	2007	2006	2005
United States	$92,028	$71,580	$66,622
Venezuela	37,063	51,291	67,942
Mexico	3,218	3,115	3,368
	$132,309	$125,986	$137,932

Sales to significant metals customers as a percentage of total sales were as follows for the years ended December 31:

	2007	2006	2005
Teck Cominco Ltd.	47.0%	29.1%	24.8%
Scotia Mocatta	2.4%	15.2%	32.5%
Mitsui	4.4%	10.9%	11.2%
Inversiones M.L.&C., C.A.	2.8%	10.8%	—

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

	December 31,
	2007		2006
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets (liabilities):
Short-term investments	$25,759	$25,759	$25,455	$25,455
Investments	$8,429	$8,429	$6,213	$6,213

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

A total of 2,170,316 shares of preferred stock were outstanding at December 31, 2007, of which 157,816 shares are convertible to common stock at the rate of 3.2154, and 2,012,500 shares are convertible to common stock at the minimum rate of 8.4502 until January 1, 2011.

The following table represents net earnings per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2007	2006	2005
Net income (loss) applicable to common shareholders	$52,173	$68,570	$(25,912)
Weighted average outstanding shares of common stock	120,420	119,255	118,458
Dilutive effect of outstanding options and restricted stock awards	651	447	—
Weighted average common and equivalent common shares outstanding	121,071	119,702	118,458
Net income (loss) per common share — basic	$0.43	$0.57	$(0.22)
Net income (loss) per common and common equivalent share — diluted	$0.43	$0.57	$(0.22)

For the years ended December 31, 2007 and 2006, 138,700 shares and 1,371,981 shares, respectively, for which the exercise price exceeded our stock price, have been excluded from our calculation of earnings per share, as their conversion and exercise would have no effect on the calculation of dilutive shares.

All potentially dilutive common shares were excluded from our calculation of earnings per share for the year ended December 31, 2005, as our loss in that period would have rendered such shares anti-dilutive. Shares excluded for the year ended December 31, 2005, totaled 4,060,528.

Note 15: Other Comprehensive Income (Loss)

Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) On Securities	Minimum Pension Liability Adjustment	Adjustment For SFAS No. 158	Change in Derivative Contracts	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2005	$3,151	$(1,368)	$—	$(763)	$—	$1,020
2005 change	17,994	(31)	—	763	—	18,726
Balance December 31, 2005	21,145	(1,399)	—	—	—	19,746
2006 change	(16,197)	1,399	3,952	—	—	(10,846)
Balance December 31, 2006	$4,948	$—	$3,952	$—	$—	$8,900
2007 change	5,235	—	5,074	—	(7,146)	3,163
Balance December 31, 2007	$10,183	$—	$9,026	$—	$(7,146)	$12,063

Note 16: Investment in Greens Creek Joint Venture

The Greens Creek unit is operated through a joint venture arrangement, of which we own an undivided 29.7% interest in its assets. We have pledged our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our wholly owned subsidiary, as collateral under our $30.0 million revolving credit agreement (see Note 7 of Notes to Consolidated Financial Statements for further discussion). The remaining 70.3% owners are wholly owned subsidiaries of Kennecott Minerals, a subsidiary of Rio Tinto. Under the joint venture agreement, the joint participants are entitled to indemnification from each other and are severally liable only for the liabilities in proportion to their interest therein. If a participant defaults on its obligations under the terms of the joint venture, we could incur losses in excess of our pro-rata share of the joint venture. In the event any participant so defaults, the agreement provides certain rights and remedies to the remaining participants. These include the right to force a dilution of the percentage interest of the defaulting participant and the right to utilize the proceeds from the sale of the defaulting party’s share of products, or its joint venture interest in the properties, to satisfy the obligations of the defaulting participant. Based on the information available to us, we have no reason to believe that our joint venture participants with respect to the Greens Creek unit will be unable to meet their financial obligations under the terms of the agreement.

On February 12, 2008, we announced an agreement to purchase the equity of the Rio Tinto subsidiaries owning the remaining 70.3% interest in the Greens Creek mine. See Note 20 for further discussion.

The following summarized balance sheets as of December 31, 2007 and 2006, and the related summarized statements of operations for the years ended December 31, 2007, 2006 and 2005, are derived from the audited financial statements of the Greens Creek joint venture. The financial information below is presented on a 100% basis (in thousands).

Balance Sheet	2007	2006
Assets:
Current assets	$47,365	$51,645
Properties, plants and equipment, net	134,907	124,548
Securities held for reclamation fund	30,012	28,606
Total assets	$212,284	$204,799
Liabilities and equity:
Liabilities	$50,316	$48,045
Equity	161,968	156,754
Total liabilities and equity	$212,284	$204,799

Summary of Operations	2007	2006	2005
Net revenue	$252,960	$240,747	$132,146
Operating income	$128,217	$127,625	$29,499
Net income	$130,214	$129,361	$30,438

Our portion of the assets and liabilities of the Greens Creek unit are recorded pursuant to the proportionate consolidation method, whereby 29.7% of the assets and liabilities of the Greens Creek unit are included in our consolidated financial statements, subject to adjustments to conform with our accounting policies. We have adjusted the calculation of our asset retirement obligation as prepared on a 100% basis to arrive at our recorded liability of $5.1 million, as included in Note 5 of Notes to Consolidated Financial Statements. At December 31, 2007, the asset retirement obligation as recorded on a 100% basis was $28.3 million, which on a 29.7% basis would have been $8.4 million. Material adjustments to our calculation included differing assumptions of contingencies, interest rate and third-party future expenditures

Note 17: Related Party Transactions

Payments are made on behalf of the Greens Creek Joint Venture (“ The Venture”) by Kennecott and its affiliates, which are related parties to the Venture, for payroll expenses, employee benefits, insurance premiums and other miscellaneous charges. These charges are reimbursed by the Venture monthly. We are a 29.7% partner in the Venture. Outstanding balances of reimbursable expenses, management fees and direct expenses of approximately $4.3 million and $3.3 million, on a 100% basis, remained at December 31, 2007 and 2006, respectfully.

Under the terms of the Joint Venture Agreement, Kennecott Greens Creek Mining Company (“KGCMC”), as manager of the Venture, receives a management fee equal to 4.25% of the first $1 million of total monthly cash operating expenditures (including capital investments) plus 1% of monthly expenditures in excess of $1 million. KGCMC also pays certain direct expenses associated with services provided to the Venture by Kennecott Minerals, Kennecott Utah Copper, Rio Tinto Services and Rio Tinto Procurement, which are related parties. KGCMC charged the following amounts to the Venture in the years ended December 31, 2007, 2006 and 2005 (on a 100% basis, in thousands):

	Years Ended December 31,
	2007	2006	2005
Management fees	$1,631	$1,388	$1,220
Direct expenses	2,433	1,385	988
Total	$4,064	$2,773	$2,208

In addition to the charges paid to KGCMC, the Venture contracts with Rio Tinto Marine, a related party, to act as its agent in booking shipping vessels with third parties. Rio Tinto Marine earns a 1.5% commission on shipping charges. Commissions paid totaled approximately $0.1 million for each of the years ended December 31, 2007, 2006 and 2005, respectively, on a 100% basis.

Beginning in 2004, the Venture contracted with Rio Tinto Procurement, a related party, to act as its agent in procurement issues. A fixed monthly fee is charged for procurement services, and charges are quoted for other related contracting and cataloging services. Charges paid, on 100% basis, totaled $0.2 million for each of the years ended December 31, 2007, 2006 and 2005.

On February 12, 2008, we announced an agreement to purchase the equity of the Rio Tinto subsidiaries owning the remaining 70.3% interest in the Greens Creek mine. As a result, the related party relationships described above between the Venture and Kennecott and its affiliates will terminate upon closure of the transaction, with the exception of certain transitional services to be provided by Kennecott and its affiliates on a temporary basis, in accordance with the acquisition agreement. See Note 20 for further discussion of the agreement.

In the fourth quarter of 2007, we committed to the establishment of the Hecla Charitable Foundation to operate exclusively for charitable and educational purposes, with a particular emphasis in those communities in which we have employees or operations. In December 2007, our Board of Directors made an unconditional commitment to donate 550,000 shares of our common stock, valued at $5.1 million as of the commitment date. Accordingly, the contribution was recorded as other expense, with a credit to stockholders’ equity as of and for the year ended December 31, 2007. The contributed shares of our common stock were issued to the Foundation in January 2008. The Hecla Charitable Foundation was established by Hecla as a not-for-profit organization which is seeking 501(c)(3) status from the Internal Revenue Service. Its financial statements are not consolidated by Hecla.

Note 18: Venezuelan Functional Currency Change

Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. This change only affected our Venezuelan operations, and the dollar will remain as the functional currency for all of our other operations. We had utilized the dollar as the functional currency for our Venezuelan operations since our acquisition in 1999. FASB Statement No. 52 (SFAS 52) requires that once the functional currency of a foreign operation is determined, that determination shall be used consistently unless significant changes in the economic facts and circumstances affecting the foreign operation indicate that the functional currency has changed. SFAS 52 lists six indicators to consider in identifying the functional currency of a foreign entity: cash flow, sales prices, sales market, expenses, financing, and intercompany transactions and arrangements. We changed the functional currency because a growing set of circumstances have affected the flow of funds and the relationship between Hecla Limited and Minera Hecla Venezolana, C.A., our wholly-owned subsidiary holding our Venezuelan interests. The following is a summary of how the functional currency indicators listed in SFAS 52 have been affected by recent changes in the economic facts and circumstances influencing our Venezuelan operations:

Cash Flows — Cash out-flows at our Venezuelan operations are primarily denominated in local currency. An estimated 70% of operating cash out-flows and 50% of capital and exploration cash out-flows for our Venezuelan operations were denominated in Bolívares in 2007. Formerly, the preponderance of cash needs was in dollars, with higher levels of dollar-denominated capital and exploration costs. Capital and exploration expenditures have declined at our Venezuelan operations from $38.3 million in 2005, to $16 million for 2006 and $11.1 million in 2007.

In addition, cash flows generated by our Venezuelan operations have become less readily available for remittance, due to increased currency exchange regulation that inhibits movement of currency between Venezuela and other countries (see the Currency and Related Risks discussion below).

Sales Markets — We have recently identified an active market in Venezuela for the gold that we produce there. Local sales now account for over one third of the total sales for our Venezuelan operations, and we have the ability to increase this portion. Prior to 2006, all of our gold produced in Venezuela was exported and denominated in dollars.

In addition, exchange controls in Venezuela prevent us from denominating our sales in dollars, even though prices are indexed to the dollar.

Expenses — An increased portion of our costs in 2007 were incurred locally, and therefore denominated in Bolívares. This is due, in part, to the completion of significant capital projects at the La Camorra unit, which have involved substantial dollar-denominated costs. A larger portion of our expenses are now related to mine development and operation activities, involving increased local labor, denominated in Bolívares, and fewer capital-related expenses that have historically been dollar-denominated.

Financing — Completion of significant capital projects and improved cash flows have reduced the likelihood of significant future financing at our Venezuelan operations.

Intercompany Transactions — There has been a significant decrease in the volume and dollar amount of intercompany transactions between our parent company and our Venezuelan operations. This is a result of the improved cash flows at our Venezuelan operations, coupled with more stringent currency exchange regulation in Venezuela.

Little has changed regarding the Sales Price indicator included in SFAS 52. Gold prices are driven solely by the international market, which is indexed in dollars. From the viewpoint of the Bolívar, prices are highly responsive to short-term changes in exchange rates, and competition is not relevant for gold sales. While we are now able to sell gold produced in Venezuela locally, prices for those sales are still indexed to the dollar.

In accordance with the provisions of SFAS 52, the balance sheet for our Venezuelan operations was recalculated as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívares to $1.00, the current fixed, official exchange rate. We will use the official exchange rate pursuant to guidance from the AICPA’s International Practices Task Force. As a result, the dollar value of non-monetary assets, previously remeassured at historical exchange rates, has been significantly reduced, with a translation adjustment recorded to equity as a component of accumulated other comprehensive income. The functional currency change resulted in a reduction of approximately $7.1 million in net assets upon adoption on January 1, 2007, with a translation adjustment for the same amount recorded to the beginning balance of accumulated other comprehensive income. If the official exchange rate increased by 10%, the resulting additional reduction in net assets would be approximately $4.8 million.

Note 19: Hollister Sale

In April 2007, we completed the sale of our interest in the Hollister Development Block gold exploration project in Nevada to our former partner, Great Basin Gold, Inc., for $45 million in cash and $15 million in Great Basin Gold common stock, based on the average closing share price for the 20 trading days prior to the announcement of the transaction. The number of shares of Great Basin Gold stock transferred to Hecla was 7,930,214, which had a current value of $18.6 million as of the close of market on April 18, 2007, the last price prior to the closing of the transaction. We spent approximately $31.6 million to develop an underground ramp and conduct underground exploration at Hollister toward meeting the requirements of an earn-in agreement with Rodeo Creek Gold, Inc., a wholly owned subsidiary of Great Basin Gold, and most of these costs were treated as exploration and pre-development expense as incurred. As a result of the sale, we recognized a pre-tax gain of $63.1 million in the second quarter of 2007.

Note 20: Subsequent Events

Agreement to acquire 70.3% of Greens Creek

On February 12, 2008, we announced an agreement with Kennecott Minerals, a subsidiary of Rio Tinto, to purchase all of the equity of the Rio Tinto subsidiaries that hold a 70.3% interest in the Greens Creek mine for $750 million. The acquisition will give our various subsidiaries control of 100% of the Greens Creek mine, as our wholly-owned subsidiary, Hecla Alaska LLC, currently owns an undivided 29.7% joint venture interest in the assets of Greens Creek.

The $750 million purchased price will be comprised of $700 million in cash and $50 million in our common stock. We have received $400 million in committed debt financing, which, together with available cash, will be used to fund the acquisition. We have paid Rio Tinto a $15 million non-refundable deposit. Closing of the transaction is expected to occur in the second quarter of 2008, subject to customary conditions.

Agreement to acquire Independence

On February 13, 2008, we announced an agreement to acquire substantially all of the assets of Independence Lead Mines Company (“Independence”), located in northern Idaho’s Silver Valley, for 6,936,884 shares of our common stock, which had an estimated fair value of $81.6 at February 28, 2008. Included in the assets to be acquired is a land position near our Lucky Friday unit in the Silver Valley, where we have initiated a significant generative exploration program. The assets to be acquired also include mining claims held by Independence pertaining to an agreement with the Lucky Friday mine, which includes all future interest or royalty obligation by Hecla to Independence. The transaction is subject to approval by the shareholders of Independence, and Independence is subject to a $1.25 million transaction break-up fee under specific circumstances associated with the agreement. Completion of the transaction is expected to take place in the second quarter of 2008.

Acquisition of San Juan Silver Mining Joint Venture earn-in rights

On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc., acquired the right to earn into a 70% interest in the San Juan Silver Joint Venture, which holds an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado. The agreement consists of a three-year buy-in with a total value of $23.2 million, consisting of exploration work and cash. We can earn up to a 70% joint interest by paying Emerald Mining & Leasing, LLC, and Golden 8 Mining, LLC, a total of $11.2 million in common stock, by spending $6 million in exploration on the property during the first year, and by committing to an additional total of $6 million in exploration work over the subsequent two years.

Acquisition of Silver Valley properties

On January 24, 2008, we issued 118,333 unregistered common shares to acquire properties in the Silver Valley of Northern Idaho.

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-K – December 31, 2007

Index to Exhibits

1.1

Underwriting Agreement, dated December 12, 2007, between Hecla Mining Company and Merrill Lynch, Pierce, Fenner & Smith incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters identified therein. Filed as exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

3.1

Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-8491), and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.
4.1(a)

Form of Certificate of Designations of 6.5% Mandatory Convertible Preferred Stock of the Registrant. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(b)

Form of 6.5% Mandatory Convertible Preferred Stock Certificate. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(c)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.

4.1(d)

Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.1(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.

10.1

Employment Agreement dated June 1, 2007, between Registrant and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Ronald W. Clayton, Philip C. Wolf, Lewis E. Walde, Michael H. Callahan, Dean W. McDonald, Don Poirier and Ms. Vicki Veltkamp). An identical Employment Agreement was entered into between the Registrant and Don Poirier on July 9, 2007. Filed as exhibit 10.1 to Registrant’s Quarterly Report on form 10-Q for the quarter ended June 30, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.2

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Philip C. Wolf, Ronald W. Clayton, Lewis E. Walde, Michael H. Callahan, Dean McDonald, Vicki Veltkamp, Ted Crumley, John H. Bowles, David J. Christensen, George R. Nethercutt, Jr., and Anthony P. Taylor. An identical Indemnification Agreement was entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, and Don Poirier on July 9, 2007. Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491). (1)

10.3

Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan incorporated by reference herein to exhibit 10.7(b) to Registrant’s Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2003, filed on March 15, 2005. (1)

10.4(a)

Hecla Mining Company Performance Pay Compensation Plan incorporated by reference herein to Exhibit 10.5(a) to Registrant’s Form 10-K for the period ended December 31, 2004, filed on March 16, 2005. (1)

10.4(b)

Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 10.2(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.4(c)	Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. (1) *
10.4(d)

Hecla Mining Company Key Employee Deferred Compensation Plan, as amended. Filed as exhibit 10.2(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-8491), and incorporated herein by reference. (1)

10.4(e)

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

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.6

Stock Purchase Agreement among Kennecott Minerals Holdings Company, Hecla Admiralty Company, and Hecla Mining Company, dated February 12, 2008. Filed as exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008 (File No. 1-8491), and incorporated herein by reference.

10.7

Asset Purchase Agreement among Hecla Mining Company, Hecla Merger Company and Independence Lead Mines Company, dated February 13, 2008. Filed as exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 19, 2008 (File No. 1-8491), and incorporated herein by reference.

10.8

Stock Purchase Agreement among Great Basin Gold Ltd., Rodeo Creek Gold, Inc. and Hecla Limited, dated February 20, 2007. Filed as exhibit 99.1 to the Registrant’s Current report on Form 8-K filed on February 21, 2007 (File No. 1-8491), and incorporated herein by reference.

10.9

First Amendment to Credit Agreement dated September 18, 2006, by and between Hecla Limited (formerly known as Hecla Mining Company), as Borrower, The Bank of Nova Scotia, as the Administrative Agent for the Lenders. Filed as exhibit 10.2 to Registrant’s Current report on Form 8-K filed on September 19, 2006 (File No. 1-8491), and incorporated herein by reference.

10.10

Second Amendment to Credit Agreement dated November 8, 2006, by and among Registrant, Hecla Limited (formerly known as Hecla Mining company), as Borrower, and The Bank of Nova Scotia, as the Administrative Agent for the Lenders. Filed as exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.

10.11

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

10.13

Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491), and incorporated herein by reference.

10.14

Stock Purchase Agreement dated February 27, 2001, between Hecla Mining Company and IMERYS USA, Inc. Filed as exhibit 99 to Registrant’s Current Report on Form 8-K dated March 27, 2001 (File No. 1-8491), and incorporated herein by reference.

10.15.1	Lease Agreement dated September 5, 2002 between Hecla Mining Company and CVG-Minerven. Filed as exhibit 10.20 to Registrant’s Registration Statement on Form S-1 filed on October 7, 2002

(File No. 333 - 100395), and incorporated herein by reference.

10.16

Shareholder Agreement dated as of February 12, 2008 by and among Hecla Mining Company and each of Bernard C. Lannen, Wayne L. Schoonmaker, Gordon Berkhaug, and Robert Bunde. Filed as Exhibit 3 to Independence Lead Mines Company’s Schedule 13D filed by Hecla Mining Company on February 22, 2008 (File No. 005-81828), and incorporated herein by refence.

21.	List of subsidiaries of Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
23.2	Consent of BDO Seidman, LLP.*
23.3	Consent of Scott Wilson Roscoe Postle Associates Inc.*
23.4	Consent of AMEC E&C Services, Inc.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

___________________

(1)	Indicates a management contract or compensatory plan or arrangement.

* Filed herewith