Form 10-Q
period 2008-03-31
HECLA MINING CO/DE/
filed 2008-05-12
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒.   No ☐.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒.	Accelerated Filer ☐.
Non-Accelerated Filer ☐.	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.   No ☒.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding May 9, 2008

Common stock, par value	127,380,402
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2008

I N D E X*

*Certain items are omitted, as they are not applicable.

Item 1.	Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2008	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$357,672	$373,123
Short-term investments and securities held for sale	27,085	25,759
Accounts and notes receivable:
Trade	11,079	14,053
Other, net	5,128	7,834
Inventories, net	25,216	15,511
Current deferred income taxes	8,980	7,370
Current restricted cash	2,059	2,059
Other current assets	4,802	3,875

Total current assets	442,021	449,584
Non-current investments	7,914	8,429
Non-current restricted cash and investments	15,326	15,181
Properties, plants, equipment, and mineral interests, net	147,734	132,308
Non-current deferred income taxes	18,201	14,938
Deposits on acquisition properties	16,340	—
Other non-current assets	31,170	30,297

Total assets	$678,706	$650,737

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$21,360	$22,564
Accrued payroll and related benefits	18,306	16,184
Accrued taxes	4,770	3,703
Current portion of accrued reclamation and closure costs	8,931	9,686

Total current liabilities	53,367	52,137
Accrued reclamation and closure costs	96,362	96,453
Other non-current liabilities	8,631	9,618

Total liabilities	158,360	158,208

Commitments and contingencies (Notes 2, 5, 10, 14 and 15)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference – $7,891	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference - $201,250	504	504
Common stock, $0.25 par value, authorized 400,000,000 shares; issued 2008 – 123,077,177 shares and issued 2007 – 121,456,837 shares	30,767	30,364
Capital surplus	735,569	725,076
Accumulated deficit	(262,837)	(274,877)
Accumulated other comprehensive income	16,944	12,063
Less treasury stock, at cost; 81,375 common shares	(640)	(640)

Total shareholders’ equity	520,346	492,529

Total liabilities and shareholders’ equity	$678,706	$650,737

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended

	March 31, 2008	March 31, 2007

Sales of products	$45,960	$54,593

Cost of sales and other direct production costs	18,157	28,886
Depreciation, depletion and amortization	6,022	7,837

	24,179	36,723

Gross profit	21,781	17,870

Other operating expenses:
General and administrative	4,857	3,920
Exploration	6,079	4,063
Pre-development expense	—	951
Depreciation and amortization	37	179
Other operating expense	594	528
Provision for closed operations and environmental matters	946	653

	12,513	10,294

Income from operations	9,268	7,576

Other income (expense):
Net foreign exchange loss	(12)	(19)
Interest income	2,525	1,449
Interest expense	(165)	(74)

	2,348	1,356

Income from operations, before income taxes	11,616	8,932
Income tax benefit (provision)	3,866	(789)

Net income	15,482	8,143
Preferred stock dividends	(3,408)	(138)

Income applicable to common shareholders	$12,074	$8,005

Comprehensive income:
Net income	$15,482	$8,143
Unrealized holding gains on investments	4,810	949

Comprehensive income	$20,292	$9,092

Basic and diluted income per common share after preferred dividends	$0.10	$0.07

Weighted average number of common shares outstanding – basic	122,350	119,951

Weighted average number of common shares outstanding – diluted	122,777	120,526

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended

	March 31, 2008	March 31, 2007

Operating activities:
Net income	$15,482	$8,143
Non-cash elements included in net income:
Depreciation, depletion and amortization	6,059	8,016
Gain on disposition of properties, plants and equipment	(152)	(29)
Provision for reclamation and closure costs	—	85
Recovery of inventory obsolescence	—	(30)
Deferred income taxes	(4,873)	—
Stock compensation	283	227
Change in assets and liabilities:
Accounts and notes receivable	5,683	3,571
Inventories	(9,705)	1,048
Other current and non-current assets	(1,291)	393
Accounts payable and accrued expenses	(1,204)	(3,630)
Accrued payroll and related benefits	2,122	(1,831)
Accrued taxes	1,067	734
Other non-current liabilities	(989)	—
Accrued reclamation and closure costs and other non-current liabilities	(846)	(332)

Net cash provided by operating activities	11,636	16,365

Investing activities:
Additions to properties, plants, equipment and mineral interests	(11,067)	(7,875)
Deposits on acquisition properties	(16,340)	—
Proceeds from sales of property, plants, equipment and mineral interests	194	—
Purchase of equity securities	—	(181)
Increase in restricted investments	(145)	(586)
Purchases of short-term investments and other securities held for sale	—	(13,750)
Maturities of short-term investments and other securities held for sale	4,036	13,400

Net cash used in investing activities	(23,322)	(8,992)

Financing activities:
Common stock issued under stock option plans	116	2,421
Dividends paid to preferred shareholders	(3,881)	(138)

Net cash provided by (used in) financing activities	(3,765)	2,283

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(15,451)	9,656
Cash and cash equivalents at beginning of period	373,123	75,878

Cash and cash equivalents at end of period	$357,672	$85,534

Significant non-cash investing activities:
Stock issued for acquisition of properties	$10,494	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Preparation of Financial Statements

          In the opinion of management, the accompanying unaudited interim condensed financial statements and notes to interim consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2007, as it may be amended from time to time.

          The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

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

Cash

          Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that are maintained in Venezuela totaled a U.S. dollar equivalent of approximately $30 million at official rates at March 31, 2008 and December 31, 2007. Additionally, during the next six months, we are required to convert into Venezuelan currency the U.S. Dollar proceeds of Venezuelan export sales made over the past 180 days, or a total value of approximately $7 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we have incurred and may incur additional foreign currency losses.

          During the three-month period ended March 31, 2007, we exchanged the U.S. dollar equivalent of approximately $3.2 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $1.8 million at open market exchange rates in compliance with applicable regulations, incurring foreign exchange losses for the difference. No such conversions were made during the first quarter of 2008. Approximately $0.1 million of the 2007 conversion losses were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Consolidated Statement of Income. Additional losses of approximately

$1.7 million for the 2007 period are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Condensed Consolidated Statement of Operations. Although we are making appropriate applications through the Venezuelan government for acquisition of dollars at the official exchange rate, our cash balances denominated in the Venezuelan Bolívar may grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. Converting our March 31, 2008 Bolívar-denominated cash balances to dollars at the parallel exchange rate at May 9, 2008 would result in a foreign exchange loss of approximately $10.6 million. Changes to the Venezuelan Criminal Exchange Law enacted in December 2007 prohibit the publication of Bolívar exchange rates other than the official rate.

Short-term Investments and Securities Held for Sale

          Investments at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007

Adjustable rate securities	$—	$4,000
Marketable equity securities (cost - $18,903)	27,085	21,759

	$27,085	$25,759

          Adjustable rate securities are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. The $27.1 million and $21.8 million marketable equity securities balances at March 31, 2008 and December 31, 2007 represent 8.2 million shares of Great Basin Gold, Inc. stock, of which 7.9 million shares were transferred to us upon the sale of the Hollister Development Block gold exploration project interest to Great Basin Gold in April 2007. We sold the 7.9 million shares of Great Basin Gold stock in April of 2008, as discussed further in Note 14. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale” securities under the provisions of SFAS No. 115.

Non-current Investments

          At March 31, 2008 and December 31, 2007, the fair value of our non-current investments was $8.0 million and $8.4 million, respectively, the cost of which was approximately $1.1 million, and consists primarily of available-for-sale equity securities.

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted to be used primarily for reclamation funding or for funding surety bonds and were $17.4 million at March 31, 2008, and $17.2 million at December 31, 2007. The Greens Creek joint venture maintains a restricted trust for reclamation funding, of which our portion at March 31, 2008 was $9 million.

Note 3.	Income Taxes

          For the three months ended March 31, 2008, we recorded a $3.9 million income tax benefit primarily for reduction of valuation allowance on net deferred tax assets of $4.9 million offset by U.S. and foreign income taxes of $1 million. For the three months ended March 31, 2007, we recorded a $0.8 million provision, consisting primarily of U.S. alternative minimum tax, foreign withholding taxes and foreign income taxes.

          The Company assessed its estimate for the realization of its net deferred tax assets as of March 31, 2008, in accordance with SFAS No. 109, “Accounting for Income Taxes”. Realization of deferred tax assets is dependent upon future taxable income. A significant increase in metals prices created a change in circumstances that led management to modify its judgment regarding utilization of deferred tax assets. This reassessment resulted in a further reduction in the valuation allowance against its deferred tax assets of $7 million for projected tax loss utilization beyond 2008. The reduction in valuation allowance is partially offset by the current amortization of the existing deferred tax asset of $2.1 million, resulting in a net deferred tax provision of $4.9 million. For the three months ended March 31, 2007, reduction of the valuation allowance was offset by the amortization of deferred assets, resulting in a net zero deferred tax provision for the quarter.

          The current income tax provisions for the first three months of 2008 and 2007 vary from the amounts that would have resulted from applying the statutory income tax rate to pretax income primarily due to utilization of U.S. tax net operating loss carryforwards.

          In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48), the Company reviews uncertain tax positions for likelihood of sustainability under audit. For the three months ended March 31, 2008, no FIN 48 change occurred to produce a significant impact on the Company’s results of operations or financial position. No significant impact for FIN 48 uncertainties was recorded for the three months ended March 31, 2007.

Note 4.	Inventories

          Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Concentrates, doré, bullion, metals in transit and in-process inventories	$15,038	$5,465
Materials and supplies	10,178	10,046

	$25,216	$15,511

          The Central Bank of Venezuela maintains regulations concerning the export of gold from Venezuela, under which we are currently required to sell 15% of our production within the country. In the first quarters of 2008 and 2007, approximately 7,198 and 15,875 ounces, respectively, had been sold in the local market, representing 81% and 48% of total ounces sold for those periods. The local sales in excess of the 15% requirement allow us to build a credit for future compliance.

          We have recorded a provision for materials and supplies inventory impairment at our La Camorra unit in Venezuela of $5.1 million, at March 31, 2008, for inventory value that we do not expect to consume over the current remaining known life of the operation. The inventory impairment reserve at December 31, 2007 was also $5.1 million.

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

          In December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the filing date of this Form 10-Q. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September 2006 notice stated that it was not a formal demand and invited us to discuss or comment on the matter. In the second quarter of 2007, we were able to identify and quantify certain costs submitted by the EPA for which we believe it is probable that we may have liability within the context of the Decree. Accordingly, in June of 2007, we estimated the range of our potential liability to be between $2.7 million and $6.8 million, and accrued the minimum of the range, as we believed no amount in the range was more likely than any other. We will continue to assess the materials relating to the alleged costs sent to us and to discuss the matter with the EPA. If we are unable to reach a satisfactory resolution, we anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to further increase our expenditures and/or accrual relating to the Bunker Hill site.

          The accrued liability balance at March 31, 2008 relating to the Bunker Hill site was $3.7 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in the notice to us. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.5 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it possible that a combination of various events, as discussed above, or otherwise, could be materially adverse to our financial results or financial condition.

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

          In May 1998, the EPA announced that it had commenced a Remedial Investigation/ Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359.0 million Basin-

wide clean up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate.

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

          In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of March 31, 2008, we have determined a potential range of liability for us and Asarco for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at March 31, 2008 and December 31, 2007, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including, but not limited to, information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it possible that a combination of various events, as discussed above, or with other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to our predecessors and us. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2008, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of March 31, 2008, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

          On February 12, 2008, Hecla and our wholly owned subsidiary Hecla Merger Company entered into an asset purchase agreement with Independence. Under the terms of the Asset Purchase Agreement, Hecla Mining Company will acquire substantially all of the assets of Independence in exchange for 6,936,884 shares of Hecla common stock (the “Independence Acquisition”). The Independence Acquisition is currently expected to close in the summer of 2008, and is subject to customary closing conditions, necessary regulatory approvals and affirmative vote by Independence shareholders. If the Independence acquisition is consummated, among the terms of the Asset Purchase Agreement is that all litigation between us and Independence will be dismissed, and we will acquire all of Independence’s right, title and interest to the DIA properties and the related agreements between us and Independence.

Creede, Colorado, Litigation

          In February 2007, Wason Ranch Corporation (“Wason”) filed a complaint in Federal District Court in Denver, Colorado, against us, Homestake Mining Company of California, and Chevron USA Inc. (successor in interest to Chevron Resources Company) (collectively the “defendants”). The suit alleges violations of the Resource Conservation and Recovery Act (“RCRA”) by each of the defendants. In May 2007, Wason amended its complaint to add state tort law claims against us and defendant Ty Poxon. The suit alleges damage to Wason’s property by each defendant. The suit also alleges violations of the Clean Water Act (“CWA”) by us and Homestake Mining Company of California. The suit alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment, including the plaintiff’s property, in violation of RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We moved to dismiss the lawsuit, and in March 2008, the Court granted our motion to dismiss all claims in the complaint, and the case was dismissed in its entirety, without prejudice. Wason has appealed the decision to the United States Court of Appeals for the Tenth Circuit.

La Camorra Concessions

          By letter dated October 15, 2007 the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from the Venezuelan Ministry for Basic Industries and Mining (“MIBAM”) that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla has ongoing mining operations at Mina Isidora that process ore at the La Camorra mill and has had, and plans to continue to have, independent contractors that extract ore from the La Camorra concession. If the La Camorra concession is revoked, we may face additional costs or asset write-downs. For example, we have property, plant and equipment at our La Camorra concession with book value totaling approximately $5.4 million at March 31, 2008 which may require write-down if the concession is revoked without government compensation. In addition, we would need to process ore from our Mina Isidora mine at a different facility. While milling capacity exists with other mining companies in the vicinity of Mina Isidora, we could incur additional costs for tolling our ore as opposed to hauling it to our La Camorra mill for processing. We have not determined how much, if any, additional costs would be incurred. The Company and MHV disagree with the assertions in the Notice. We have filed a formal disagreement with MIBAM, and have not received a response. We will continue to contest the Notice vigorously.

          On May 8, 2008, Hecla Mining Company, through its Venezuelan affiliate El Callao Gold Mining Company de Venezuela, SCS (“ECGMCV”), received notification from MIBAM that it was to “temporarily suspend exploration, exploitation and evaluation work on Block B.” The notification, signed by the Director of Fiscalization for MIBAM, alleges issues with:

•	Our compliance with the social commitment we have with the community close to the mine; and

•	Unsafe underground working conditions at the mine related to an inspection performed by MIBAM on April 24, 2008.

          The notification provides ECGMCV ten business days to respond to MIBAM’s assertions and lists no specific milestones for correction of the alleged problems. We disagree with the allegations in the notice and will contest the notification vigorously.

          Our ongoing mining operation, at Mina Isidora, exists within the Block B lease addressed in the MIBAM notice. If mining operations are compromised in Block B, we may face the loss of revenues, additional costs, and possible asset impairment charges. We have property, plant, and equipment at our Block B lease with book value totaling approximately $29.0 million that may require write-down if future cash flows are reduced or eliminated. In addition, compromise of the Block B lease may result in write-down of our assets at the La Camorra concession as described above.

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

Other Commitments

          Our contractual obligations as of March 31, 2008 included approximately $8.9 million for various capital projects at the Lucky Friday and Greens Creek units. Total contractual obligations at March 31, 2008 also included approximately $5.0 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $5.4 million for commitments relating to non-capital items at Greens Creek (our 29.7% share). In addition, our commitments relating to open purchase orders at March 31, 2008 included approximately $1.6 million and $2.2 million, respectively, for various capital items at the Lucky Friday and Greens Creek units, and a total of approximately $0.8 million for various non-capital costs at the Lucky Friday, Greens Creek and La Camorra units.

          On April 16, 2008, we completed the transaction to purchase all of the shares of the Rio Tinto subsidiaries that hold the remaining 70.3% interest in the Greens Creek mine, which will result in our various subsidiaries holding 100% ownership of Greens Creek. For further discussion, see Note 13 of Notes to the Condensed Consolidated Financial Statements.

Other Contingencies

          We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. In addition, from time-to-time we are subject to administrative or judicial proceedings that arise out of the alleged discharge of materials into the environment or to the protection of the environment. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 6.	Income per Common Share

          We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 123,077,177 shares were issued and outstanding at March 31, 2008.

          For the three-month periods ended March 31, 2008 and 2007, there were no material differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007 (dollars and shares in thousands, except per-share amounts):

	Three Months Ended March 31,

	2008			2007

	Net Income	Weighted Average Shares	Per-Share Amount	Net Income	Weighted Average Shares	Per-Share Amount

Income before preferred stock dividends	$15,482			$8,143

Less: Preferred stock dividends	(3,408)			(138)

Basic income per common share applicable to common shareholders	$12,074	122,350	$0.10	$8,005	119,951	$0.07
Potentially dilutive securities	—	427	—	—	575	—

Diluted income per common share applicable to common shareholders	$12,074	122,777	$0.10	$8,005	120,526	$0.07

          Diluted income per share for the three months ended March 31, 2008 and 2007 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

          In the three months ended March 31, 2007, 20,000 options outstanding were not included in the computation of diluted earnings per share, because the exercise price of the options exceeded the average price of our stock during the period.

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

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the Greens Creek mine, which, coupled with our current 29.7% ownership interest, resulted in an aggregate 100% ownership of Greens Creek by various subsidiaries of ours. See Note 13 for further discussion of the transaction.

          The following tables present information about reportable segments for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended

	March 31,
	2008	2007

Net sales to unaffiliated customers:
Lucky Friday	$23,461	$16,851
Greens Creek	13,165	16,249
La Camorra	9,334	21,493

	$45,960	$54,593

Income (loss) from operations:
Lucky Friday	$11,262	$7,480
Greens Creek	6,299	8,316
La Camorra	2,421	1,117
San Sebastian	(2,041)	(1,449)
Other	(8,673)	(7,888)

	$9,268	$7,576

          The following table presents identifiable assets by reportable segment as of March 31, 2008 and December 31, 2007
(in thousands):

	March 31, 2008	December 31, 2007

Identifiable assets:
Lucky Friday	$64,239	$58,350
Greens Creek	76,999	70,671
La Camorra	88,165	83,131
San Sebastian	4,820	5,041
Other	444,483	433,544

	$678,706	$650,737

Note 8.	Employee Benefit Plans

          We sponsor defined benefit pension plans covering substantially all of our U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three months ended March 31, 2008 and 2007 (in thousands):

	Pension Benefits		Other Benefits

	2008	2007	2008	2007

Service cost	$249	$227	$2	$2
Interest cost	891	849	13	15
Expected return on plan assets	(1,649)	(1,505)	—	—
Amortization of prior service cost	107	115	(1)	(1)
Amortization of net gain	(34)	(6)	(13)	(15)

Net periodic benefit cost (income)	$(436)	$(320)	$1	$1

          We do not expect to contribute to the pension plans during the year.

Note 9.	Stock-Based Compensation

          We measure the costs of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

          We periodically grant stock options and/or restricted stock unit awards to our employees. We measure the fair value of compensation cost for stock options issued pursuant to our plans using the Black-Scholes options pricing model. Stock option grants generally vest immediately, however, grants to individual executives upon hiring vest over a defined service period, with cost amortized over that period. 22,500 options were granted in the three-month period ended March 31, 2008, which did not have a material impact on our financial statements. No options were granted during the same 2007 period.

          We measure compensation cost for restricted stock unit grants at the closing price of our stock at the time of grant, net of estimated forfeiture. Restricted stock unit grants vest after a named period, usually one year, with compensation cost amortized over that period. 8,818 restricted stock units were granted in the three-month period ended March 31, 2008, which did not have a material impact on our financial statements. No restricted stock units were granted during the same period in 2007.

Note 10.	Long-term Debt and Credit Agreement

          In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In both September 2006 and September 2007, we amended and extended the agreement one additional year. Amounts borrowed under the credit agreement were to be available for general corporate purposes. Our interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our indirect wholly owned subsidiary, was pledged as collateral under the credit agreement. The interest rate on the agreement was either 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%, and includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We have made quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. At March 31, 2008, we did not have an outstanding balance under the credit agreement, and were in compliance with our covenants. On April 16, 2008, the credit agreement was amended and restated in connection with our acquisition of the companies owning 70.3% of the Greens Creek mine. See Note 13 for further discussion.

Note 11.	Developments in Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161)”, to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”. SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for both interim and annual reporting periods beginning after November 15, 2008. We are currently evaluating the potential impact of this statement on our consolidated financial statements and at this time we do not anticipate a material effect.

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

          In December 2007, the FASB revised SFAS No. 141 “Business Combinations (SFAS No. 141(R))”. The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination.

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

Note 12.	Fair Value Measurement

          Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities without a material effect on our results of operations and financial position. The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our results of operations and financial position.

          SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

a.	The fair value measurement;

b.

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

c.

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of income (or activities);

2)

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

	3)	Purchases, sales, issuances, and settlements (net); and

	4)	Transfers in and/or out of Level 3.

          The table below sets forth our financial assets that were accounted for at fair value on a recurring basis as of March 31, 2008, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category. We did not have financial liabilities accounted for at fair value on a recurring basis as of March 31, 2008.

	Balance at March 31, 2008	Input Hierarchy Level

Cash and cash equivalents	$357,672	Level 1
Short-term investments and securities held for sale	29,940	Level 1
Trade accounts receivable	11,079	Level 2
Current restricted cash	2,059	Level 1
Non-current investments	7,914	Level 1
Non-current restricted cash	15,326	Level 1

          The provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, also became effective for us on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The provisions of SFAS No. 159 have not had a material effect on our financial position or results of operations as of and for the three months ended March 31, 2008.

Note 13.	Acquisitions

          Acquisition of 70.3% of Greens Creek

          On April 16, 2008, we completed the acquisition of all of the equity of the Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine for $750 million. We announced the agreement for this transaction on February 12, 2008. The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine, as our wholly-owned subsidiary, Hecla Alaska LLC, currently owns an undivided 29.7% joint venture interest in the assets of Greens Creek.

          The $750 million purchase price was comprised of $700 million in cash and 4,365,000 shares of our common stock, determined by dividing $50 million by the volume-weighted average price per share for the 20 trading days prior to the second day immediately preceding the transaction closing date.

          The cash portion of the purchase price was partially funded by a $380 million debt facility, which includes a $140 million three-year term facility and a $240 million bridge facility, which matures in six months. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction. The interest rate on the term facility is either a range of 1.25% to 2.00% above the London InterBank Offered Rate (“LIBOR”) or an alternate base rate plus a range of 0.25% to 1.00%. The bridge facility has an interest rate of either LIBOR plus 3.00% or an alternative base rate plus 2.00%. The facility includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements.

          Agreement to acquire Independence

          On February 13, 2008, we announced an agreement to acquire substantially all of the assets of Independence Lead Mines Company (“Independence”), located in northern Idaho’s Silver Valley, for 6,936,884 shares of our common stock, which had an estimated fair value of $73 million at May 9, 2008. Included in the assets to be acquired is a land position near our Lucky Friday unit in the Silver Valley, where we have initiated a significant generative exploration program. The assets to be acquired also include mining claims held by Independence pertaining to an agreement with the Lucky Friday mine, which includes all future interest or royalty obligation by Hecla to Independence. The transaction is subject to approval by the shareholders of Independence, and Independence is subject to a $1.25 million transaction break-up fee under specific circumstances associated with the agreement. Completion of the transaction is expected to take place in the summer of 2008.

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

Note 14.	Subsequent Events

          Sale of Great Basin Gold stock

          In April of 2007, Hecla Limited, our wholly-owned subsidiary, obtained 7,930,214 shares of Great Basin Gold, Inc. common stock as consideration, along with $45 million cash, for the sale to Great Basin of Hecla Ventures Corporation. At March 31, 2008, the shares held a market value of $26.2 million and a cost basis of $18.6 million. The gain of $7.6 million was classified as an unrealized gain in other comprehensive income at March 31, 2008.

          The Company resolved to sell the above shares in a private placement, which was signed by both parties on March 27, 2008, constituting an offer and acceptance of $26.2 million for the shares with a trading date of March 27, 2008 and a settlement date of April 7, 2008. Based on the timing of settlement, the sale was deemed to have taken place in April 2008. As a result, we will reduce our short-term investments and other comprehensive income balances by $26.2 million and $7.6 million, respectively, and realize a $7.6 million gain on sale of investments during the second quarter of 2008.

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

          These risks, uncertainties and other factors include, but are not limited to, those set forth in our annual report filed on Form 10-K for the year ended December 31, 2007, as updated in Part II, Item 1A. Risk Factors in this quarterly report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

          Hecla Mining Company has provided precious and base metals to the U.S. economy and worldwide since its incorporation in 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

          We produce both metal concentrates, which we sell to custom smelters, and unrefined gold bullion bars, which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into four segments that encompass our operating units and significant exploration interests:

•	The Lucky Friday unit;

•	The Greens Creek unit;

•	The La Camorra unit and various exploration activities in Venezuela; and

•	The San Sebastian unit and various exploration activities in Mexico.

          Metals prices represent one of our greatest opportunities, and risks, as well as the bases for some of our most significant estimates. In the first quarter of 2008, the prices of silver, gold, and lead all exceeded their levels from the same period last year, however, zinc prices were lower.

          The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in several areas:

•

Assuming operating responsibility for and fully integrating our acquisition in April 2008 of the remaining 70.3% of the Greens Creek Joint Venture in Alaska, of which we previously held 29.7%, which has doubled our silver production by giving us sole ownership of the world’s fifth largest silver mine (See Note 13 of Notes to the Condensed Consolidated Financial Statements for further discussion);

•	Expanding our proven and probable reserves, and production capacity, at operating properties;

•

Investing in the generation of new exploration projects in the vicinities of five world-class mining districts we believe to be under-explored and under-invested, including North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District, the prolific silver-producing district near Durango, Mexico, Alaska’s Admiralty Island located offshore of Juneau, the geologically rich gold mining region in eastern Venezuela, and the Creede district of Southwestern Colorado;

•	Conducting a multi-disciplinary exploration program in the Silver Valley;

•	Continuing to seek opportunities to capitalize on the recent increase in investment in mining properties and companies through acquisition.

•

Along with the expansion occurring in 2008 as a result of our acquisition of the remaining interest in Greens Creek, the right to earn into a 70% interest in the San Juan Silver Mining Joint Venture, and an agreement to acquire substantially all of the assets of Independence Lead Mines Company, as discussed further in Note 13 of Notes to the

Condensed Consolidated Financial Statements, we plan to continue to seek opportunities for growth both internally and through acquisition. See the Results of Operations and Financial Liquidity and Capital Resources sections of Management’s Discussion and Analysis below.

          Our estimate for 2008 silver production is approximately 9 million ounces, with our gold production estimate in a range of 120,000 to 130,000 ounces, which includes production resulting from our April 16, 2008 acquisition of the companies owning the remaining 70.3% of the Greens Creek mine (discussed in Note 13 of Notes to the Condensed Consolidated Financial Statements).

Results of Operations

          For the first quarter of 2008, we recorded income applicable to common shareholders of $12.1 million ($0.10 per common share), compared to $8.0 million during the first quarter of 2007 ($0.07 per common share). The following factors had a positive impact on the results for the first three months of 2008, compared to the same period in 2007:

•	Increased gross profit at our Lucky Friday and La Camorra units, by $4.5 million and $1.3 million, respectively (see The Lucky Friday Segment and The La Camorra Segment sections below); and

•	Increased average prices for silver, gold and lead for the first quarter of 2008, compared to the same 2007 period, as illustrated by the following table:

	Three months ended March 31,

	2008	2007

Silver – London PM Fix ($/ounce)	$17.68	$13.31
Gold – London PM Fix ($/ounce)	$927	$650
Lead – LME Final Cash Buyer ($/pound)	$1.30	$0.81
Zinc – LME Final Cash Buyer ($/pound)	$1.10	$1.57

          These factors resulting in positive variances in our first quarter 2008 operating results, compared to the same 2007 period, were partially offset by:

•	Decreased gross profit at our Greens Creek unit by $1.8 million (see the Greens Creek Segment section below); and

•	Decreased average prices for zinc, as illustrated by the table above.

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended March 31,

	2008	2007

Sales	$23,461	$16,851
Cost of sales and other direct production costs	(10,188)	(8,243)
Depreciation, depletion and amortization	(1,077)	(937)

Gross profit	$12,196	$7,671

Tons of ore milled	80,367	84,848
Silver ounces produced	759,303	852,113
Lead tons produced	4,709	4,746
Zinc tons produced	2,547	2,045
Silver ounces per ton	10.03	10.95
Lead percent	6.25	6.14
Zinc percent	3.52	3.13
Total cash cost per silver ounce (1)	$0.98	$1.77

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $4.5 million increase in gross profit for the first quarter of 2008, compared to the same 2007 period, resulted primarily from higher average silver and lead prices, partially offset by increased smelter charges for lead concentrates, lower zinc prices, and an 8% decrease in silver ore grade due to the nature of the ore body and efforts to increase zinc production.

          The 45% improvement in total cash costs per silver ounce in the first quarter of 2008, compared to the 2007 period, is attributed to higher lead and zinc by-product credits resulting from increased average lead prices and higher lead and zinc production. Mining at wider strike lengths and wider faces at the Lucky Friday has allowed us to take advantage of the high base metal prices and the mill’s ability to recover more zinc due to recent mill upgrades. Ore has been mined at greater widths to include stringers that give us access to zinc that otherwise would not be mined. This results in an economic benefit and allows us to temporarily mine lower grade silver ore that is below life-of-mine reserve levels, as anticipated, which also delays some silver production to later periods. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	Silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;

•	The Lucky Friday unit is situated in a mining district long associated with silver production; and

•	The Lucky Friday unit generally utilizes selective mining methods to target silver production.

          We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Within our cost per ounce calculations, because we consider zinc and lead to be by-products of our silver production, the values of these metals have offset increases in operating costs due to the increased average prices.

The Greens Creek Segment

          The following is a comparison of the operating results and key production statistics of our Greens Creek segment (dollars are in thousands, except for per ounce amounts, and reflect our 29.7% share):

	Three Months Ended March 31,

	2008	2007

Sales	$13,165	$16,249
Cost of sales and other direct production costs	(4,874)	(5,771)
Depreciation, depletion and amortization	(1,836)	(2,131)

Gross Profit	6,455	$8,347

Tons of ore milled	50,050	54,354
Silver ounces produced	495,853	704,928
Gold ounces produced	4,851	4,852
Zinc tons produced	4,474	4,602
Lead tons produced	1,438	1,555
Silver ounces per ton	13.57	16.38
Gold ounces per ton	0.15	0.13
Zinc percent	10.32	9.52
Lead percent	3.69	3.57
Total cash cost per silver ounce (1)	$(5.10)	$(4.62)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The 23% decrease in gross profit during the first quarter of 2008 compared to the same 2007 period was primarily the result of the timing of the arrival of ships to load concentrates, as March 2008 saw no shipments due to port congestion in Asia, lower silver ore grades and lower average zinc prices. The mine sold 31% less concentrate in the first quarter of 2008 than in the comparable 2007 period, while producing just 4% less, with the difference accumulating in inventory until arrival of ships in April 2008. In addition, fewer tons of ore were produced in 2008 due to lower equipment availability and staffing, and silver grades were down from 2007. The inventory and production issues combined to yield silver production that was 30% lower than in the prior year, while silver sales were down 49%. Production costs per ton have risen by 26% since the first quarter of 2007, primarily as a result of fewer tons produced, staffing and the effect of increased diesel prices on electrical power generation.

          The Greens Creek operation is currently powered by diesel generators, and therefore, production costs have been significantly affected by increasing fuel prices. As a result, infrastructure has been installed that will allow hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This project is anticipated to reduce production costs at Greens Creek in the future. AEL&P has agreed to supply its excess power to Greens Creek, however, supply has been hampered by low reservoir water supplies and high demand in the Juneau vicinity. Because most of Greens Creek’s power is currently generated by diesel generators on-site, the mine was unaffected by recent avalanches which have impaired utility power in the region.

          The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $30.3 million at March 31, 2008, of which our 29.7% portion was $9.0 million, and $30.0 million at December 31, 2007, of which our 29.7% portion was $8.9 million.

          Despite the lower production and higher costs, cash cost per ounce decreased by 10% due to higher by-product prices. Although average zinc prices were down 30% from 2007 to 2008, other by-product prices increased, with gold up by 43% and lead up by 62%. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

          On April 16, 2008, we completed the transaction to purchase all of the shares of the Rio Tinto subsidiaries holding the remaining 70.3% interest in the Greens Creek mine, which will result in our various subsidiaries holding 100% ownership of Greens Creek. For further discussion, see Note 13 of Notes to the Condensed Consolidated Financial Statements.

The La Camorra Segment

          The following table provides a comparison of the operating results and key production statistics of our Venezuelan operations (dollars are in thousands, except per ounce amounts):

	Three Months Ended March 31,
	2008	2007

Sales	$9,334	$21,493
Cost of sales and other direct production costs	(3,096)	(14,871)
Depreciation, depletion and amortization	(3,109)	(4,770)

Gross profit	$3,129	$1,852

Tons of ore milled	20,904	60,630
Gold ounces produced	17,089	31,479
Gold ounces per ton	0.875	0.591
Total cash cost per gold ounce (1)	$642	$475

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The increase in gross profit at the La Camorra unit for the first quarter of 2008, compared to the same period in 2007, was primarily the result of higher average gold prices and a 48% improvement in gold ore grades, as production has transitioned from the La Camorra mine to the higher grade Mina Isidora, partially offset by the following factors:

•

Reduced sales, as gold inventory at our La Camorra segment increased by approximately 8,309 ounces during the first quarter of 2008. The inventory increase is a result of efforts to increase local sales in Venezuela in order to maximize their economic benefit.

•

Reduced production, as operating efforts continue to be challenging in Venezuela due to the political and labor environment. Production during the first quarter of 2008 was adversely affected by various factors, including: lower mine productivity due to labor interruptions, disruptions to ore haulage due to attacks on the vehicles subsequent to leaving the mine site, and low mine equipment availability resulting from lack of parts and supplies due to theft and delivery delays.

•

The end of the known mine life at the La Camorra mine was reached in June 2007, which also had a negative impact on first quarter 2008 production, compared to the same 2007 period, as substantially all mine production has come from Mina Isidora in 2008.

•

Escalating labor, commodity and transportation costs. The higher transportation costs are related to increased haulage of ore mined from Mina Isidora to our La Camorra milling facility located approximately 70 miles from Mina Isidora.

          Proven and probable ore reserves decreased at the La Camorra mine from 2005 onward, as it exhibited lower ore grades, and no significant results have been returned from drilling in the La Camorra vicinity. As a result, reduced production levels from the La Camorra mine continued, and we reached the end of the known mine life there in June 2007. We have applied for permits in order to continue exploration activity on concessions surrounding the La Camorra mine during 2008, however, no permits have been issued to us at this time. We will continue to assess the carrying value of assets at the La Camorra unit. The carrying value of assets at the La Camorra mine, excluding the value of the La Camorra mill as ore from Mina Isidora is processed there, was approximately $2.4 million at March 31, 2008.

Business and Related Risks in Venezuela

          Currency and Related Risks

          Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that are maintained in Venezuela totaled a U.S. dollar equivalent of approximately $30 million at official rates at March 31, 2008 and at December 31, 2007. Additionally, during the next six months, we are required to convert into Venezuelan currency the U.S. Dollar proceeds of Venezuelan export sales made over the past 180 days, or a total value of approximately $7 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we have incurred and may incur additional foreign currency losses.

          During the three-month period ended March 31, 2007, we exchanged the U.S. dollar equivalent of approximately $3.2 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $1.8 million at open market exchange rates in compliance with applicable regulations, incurring foreign exchange losses for the difference. No such conversions were made during the first quarter of 2008. Approximately $0.1 million of the 2007 conversion losses were incurred on the repatriation of cash from Venezuela, and are included in net foreign exchange loss on the Consolidated Statement of Operations. Additional losses of approximately $1.7 million for the 2007 period are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services, and are included in the cost of sales and other direct production costs and exploration amounts reported on the Condensed Consolidated Statement of Operations. Although we are making appropriate applications through the Venezuelan government for acquisition of dollars at the official exchange rate, our cash balances denominated in the Venezuelan Bolívar may grow and any future conversions or devaluation of the Bolívar may result in further losses when and if in the future we decide to distribute money outside Venezuela. Converting our March 31, 2008 Bolivar-denominated cash balances to dollars at the parallel exchange rate at May 9, 2008 would result in a foreign exchange loss of approximately $10.6 million. Changes to the Venezuelan Criminal Exchange Law enacted in December 2007 prohibit the publication of Bolívar exchange rates other than the official rate.

          Other

          Although we believe we will be able to manage and operate the La Camorra unit and related exploration projects successfully, there is a continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, as well as export and exchange control. The operating environment in Venezuela is challenging, and our operations there have a history of frequent and often lengthy work stoppages by the labor force. This uncertain state of affairs could affect our operations, including by changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, industry nationalization, seizures of assets, relationships with small mining groups in the vicinity of our mining operations, and impacting our supplies of oil, gas and other goods. As a result, there can be no assurance we will be able to operate without interruptions to our operations, and any such occurrences, if significant, could have a material adverse effect on our results from operations or financial position. See Part II, Item 1A. Risk Factors for discussion of the risks associated with political, social and regulatory change in Venezuela.

The San Sebastian Segment

          We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit during the fourth quarter of 2005. However, significant exploration efforts have continued during 2006, 2007, and 2008 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold approximately 500 square miles of contiguous concessions. Concessions totaling 166 square miles were added to our land package at the San Sebastian segment during the first quarter of 2008. Additional exploration activity at the San Sebastian unit in 2007 and 2008 has included completion of initial drilling on a number of veins at our Rio Grande project, where our concession holdings cover approximately 5 square miles. We incurred $1.6 million in exploration expenses during the first quarter of 2008 at San Sebastian, compared to $1.4 million in the same quarter of 2007. The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts.

Corporate Matters

          Other significant variances affecting the results of our first quarter 2008 operations, as compared to the first quarter 2007 results were as follows:

•	Higher general and administrative expense in the first quarter of 2008 by $0.9 million, primarily the result of increased staffing and incentive compensation expense.

•

Overall increase of $2.0 million in exploration expense in the 2008 period due to a surface drilling and generative exploration program underway in North Idaho’s Silver Valley, increased underground exploration at our Lucky Friday unit, and continued exploration activity at our San Sebastian unit in Mexico;

•	Lower pre-development expense in the first quarter of 2008, by $1.0 million, as a result of our sale of the Hollister Development Block project in April 2007;

•

Increase in the provision for closed operations in 2008 by $0.3 million due primarily to holding costs incurred related to the La Camorra mine, as we reached the end of the known mine life there in June 2007;

•	$1.0 million increase in interest income due to higher cash balances;

•

An income tax benefit of $3.9 million for the first quarter of 2008, compared to an income tax provision of $0.8 million for the first quarter of 2007. See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information; and

•

A $3.3 million increase in preferred stock dividends, due to the issuance of 2,012,500 shares of Mandatory Convertible Preferred Stock in December 2007, with the dividends for the first quarter of 2008 and the cumulative unpaid dividends for the period from issuance through December 31, 2007 payable on April 1, 2008.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our silver operations (the Lucky Friday and Greens Creek units) and gold operations (the La Camorra unit only), for the three months ended March 31, 2008 and 2007 (in thousands, except costs per ounce).

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

	Combined Silver Properties

	Three Months Ended March 31,
	2008	2007

Total cash costs (1)	$(1,785)	$(1,749)
Divided by silver ounces produced	1,255	1,557

Total cash cost per silver ounce produced	$(1.42)	$(1.12)

Reconciliation to GAAP:
Total cash costs	$(1,785)	$(1,749)
Depreciation, depletion and amortization	2,913	3,067
Treatment and freight costs	(10,854)	(8,461)
By-product credits	29,582	24,832
Change in product inventory	(1,929)	(652)
Reclamation and other costs	47	45

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$17,974	$17,082

	Lucky Friday unit

	Three Months Ended March 31,
	2008	2007

Total cash costs (1)	$746	$1,509
Divided by silver ounces produced	759	852

Total cash cost per silver ounce produced	$0.98	$1.77

Reconciliation to GAAP:
Total cash costs	$746	$1,509
Depreciation, depletion and amortization	1,077	936
Treatment and freight costs	(5,951)	(3,425)
By-product credits	15,360	10,632
Change in product inventory	28	(479)
Reclamation and other costs	5	6

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$11,265	$9,179

	Greens Creek unit

	Three Months Ended March 31,
	2008	2007

Total cash costs (1)	$(2,531)	$(3,258)
Divided by silver ounces produced	496	705

Total cash cost per silver ounce produced	$(5.10)	$(4.62)

Reconciliation to GAAP:
Total cash costs	$(2,531)	$(3,258)
Depreciation, depletion and amortization	1,836	2,131
Treatment and freight costs	(4,903)	(5,036)
By-product credits	14,222	14,200
Change in product inventory	(1,957)	(173)
Reclamation and other costs	42	39

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$6,709	$7,903

	La Camorra unit

	Three Months Ended March 31,
	2008	2007

Total cash costs (1)	$10,914	$14,710
Divided by gold ounces produced	17	31

Total cash cost per gold ounce produced	$642	$475

Reconciliation to GAAP:
Total cash costs	$10,914	$14,710
Depreciation, depletion and amortization	3,109	4,770
Treatment and freight costs	(668)	(1,377)
By-product credits	—	477
Change in product inventory	(7,170)	705
Reclamation and other costs	20	356

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$6,205	$19,641

	Total, All Properties

	Three Months Ended March 31,
	2008	2007

Total cash costs (1)	$9,129	$12,961
Depreciation, depletion and amortization	6,022	7,837
Treatment and freight costs	(11,522)	(9,838)
By-product credits	29,582	25,309
Change in product inventory	(9,099)	53
Reclamation and other costs	67	401

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$24,179	$36,723

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

Financial Liquidity and Capital Resources

          Our liquid assets include (in millions):

	March 31, 2008	December 31, 2007

Cash and cash equivalents held in U.S. dollars	$326.2	$343.1
Cash and cash equivalents held in foreign currency	31.5	30.0
Adjustable rate securities	—	4.0
Marketable equity securities, current	27.1	21.8
Marketable equity securities, non-current	7.9	8.4

Total cash, cash equivalents and investments	$392.7	$407.3

          Cash and cash equivalents decreased by $15.5 million in the first quarter, as discussed below, while the value of current marketable equity securities increased due to changes in market value.

          As a result of the Greens Creek acquisition discussed further below, the Company believes its cash, cash equivalents, short-term investments, non-current equity investments, and cash from operations may not be adequate to meet its obligations during the next twelve months without the potential addition of new debt or equity financing, as a portion of the acquisition was funded by $220 million drawn under a six-month bridge loan, which matures in October 2008. The Company estimates that approximately $70 million to $75 million will be committed to sustaining and growth capital expenditures through the end of the year, including capital projects attributable to its April 2008 acquisition of a 70.3% interest in the Greens Creek Joint Venture. The $750 million acquisition of this additional share of the joint venture was funded through a combination of cash, debt, and equity issuance, as further discussed below. The Company may defer some capital investment activities, engage in asset sales or secure additional capital if necessary to maintain liquidity. We also may pursue additional acquisition opportunities, which would require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

	March 31, 2008	March 31, 2007

Cash provided by operating activities	$11.6	$16.4

          The lower cash provided by operating activities in the first quarter of 2008, compared to the same 2007 period, primarily resulted from higher inventories in 2008 due to low sales from Greens Creek (due to the timing of vessels arriving from Asia to our port) and Venezuela (due to the timing of absorption of our volume by the local market). This was partially offset by net income, adjusted for non-cash elements, that was higher in 2008 by $0.4 million. Accounts receivable increased in both periods, reflecting the effect of increased metals prices on the value of our concentrates along with the timing of shipments.

	March 31, 2008	March 31, 2007

Cash used in investing activities	$23.3	$9.0

          Cash used in investing activities was higher in the first quarter of 2008 than in 2007 primarily as a result of a $15.0 million deposit paid to Rio Tinto as a part of the acquisition of its majority interest in the Greens Creek Joint Venture, an acquisition that has since been completed by the Company. The payment was recorded in deposits on acquisition properties at March 31, 2008 pending purchase price allocation with the Company’s second-quarter remaining payment to Rio Tinto. In addition, the Company invested $11.0 million cash in property, plant, and equipment, and an additional $10.5 million in non-cash acquisition of properties paid for with the Company’s stock. Capital investment in our Lucky Friday unit was primarily for sustaining capital that will facilitate extension of our mine plan to deeper levels beneath which current hoisting and ventilation infrastructure must be developed. Capital investment at the Greens Creek unit was also for sustaining capital that will modernize communications and the hauling fleet, and will provide additional tailings capacity.

	March 31, 2008	March 31, 2007

Cash provided by (used in) financing activities	$(3.8)	$2.3

          The primary use of cash for financing activities was the payment of dividends on Series B and mandatory convertible preferred stock in the first quarter. The Company has paid $0.1 million in dividends quarterly on Series B preferred shares since 2005. However, mandatory convertible preferred shares were issued in December of 2007, and our first dividend payment occurred in the current quarter. The source of cash from investing activities in 2007 was the sale of shares issued under the Company’s stock option plans, as employees were able to exercise options in a rising price environment. With the inventory of options lower in 2008, fewer options were exercised.

Acquisition of the Greens Creek Joint Venture

          On April 16, 2008, the Company completed its acquisition of the remaining 70.3% of the Greens Creek Joint Venture from a subsidiary of Rio Tinto, PLC. The Company has been a partner in the Joint Venture for approximately 20 years. The remaining interest, leaving Hecla in sole control of the property, was acquired for $700 million cash and 4.4 million shares of Hecla common stock, which was valued at $53 million. The $700 million in cash paid to Rio Tinto included $220 million in proceeds from bridge financing maturing in October 2008, a $140 million three-year amortizing term loan facility maturing on March 31, 2011, and $325 million in cash which we held prior to closing, in addition to the $15 million previously provided as earnest money.

          The term loan requires quarterly payments commencing September 30, 2008 of principal totaling $18.3 million through the second quarter of 2009, followed by $10.0 million through March 31 of 2010, followed by $11.5 million through March 31, 2011, along with accrued interest. We anticipate funding our obligation for the term loan facility through cash generated by operations, particularly from our incremental interest in the Greens Creek operation. However, no assurances can be made that prices will continue at current levels, nor that operations will meet their production forecasts. See the discussion of Future Metals Prices in the Critical Accounting Estimates below.

          The Company expects to meet its obligation for the bridge financing through a combination of cash generated by operations and additional financing alternatives, which may involve incurring additional debt, the issuance of equity, and/or asset sales. However, no assurances can be made that operating cash flows will be realized or that these financing alternatives will be available to us.

Contractual Obligations, Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders and certain capital expenditures and lease arrangements as of March 31, 2008 (in thousands):

	Payments Due By Period

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Purchase obligations (1)	$4,578	$—	$—	$—	$4,578
Long-term debt (2)	—	—	—	—	—
Commitment fees (2)	225	113	—	—	338
Contractual obligations (3)	19,328	—	—	—	19,328
Operating lease commitments (4)	1,066	1,510	568	—	3,144

Total contractual cash obligations	$25,197	$1,623	$568	$—	$27,388

(1)

Consists of open purchase orders of approximately $1.6 million at the Lucky Friday unit, $2.4 million at the Greens Creek unit (our 29.7% portion) and $0.6 million at the La Camorra unit. Included in these amounts are approximately $1.4 million and $2.2 million related to various capital projects at the Lucky Friday and Greens Creek units, respectively.

(2)

In September 2005, we entered into a $30.0 million revolving credit agreement subject to an interest rate of 2.25% above the London InterBank Offered Rate or an alternate base rate plus 1.25%. There was no outstanding balance under the credit agreement at March 31, 2008. Each quarter, we pay a commitment fee at an annual rate of 0.75% of the unused balance. The credit agreement was amended and restated in April 2008. See Note 10 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

(3)

Includes approximately $8.9 million for various capital projects at the Lucky Friday and Greens Creek units. Total contractual obligations at March 31, 2008 also included approximately $5.0 million related to ore transportation and other non-capital cost commitments at the La Camorra unit and approximately $5.4 million for commitments relating to non-capital items at Greens Creek (our 29.7% share).

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

          On April 16, 2008, we completed the acquisition of the remaining 70.3% of the Greens Creek mine for $750 million. The purchase price is comprised of $700 million in cash (including a $15 million nonrefundable deposit paid by us in the first quarter of 2008), $360 million of which has been funded through a debt facility, and $50 million in Hecla common stock. See the Financial Liquidity and Capital Resources section above for more information. Accordingly, our obligations relating to open purchase orders, capital projects, transportation and other non-capital cost commitments, and all other items relating to Greens Creek will be 100% on a going-forward basis, versus 29.7% historically.

          Gold production from our La Camorra mine and Mina Isidora property in Venezuela is subject to royalties. The amount of our royalty obligations is dependent upon the number of gold ounces produced and the gold price. Based on our current projections for production at Mina Isidora, and the average gold price for the first quarter of 2008, we estimate our future royalty payments will be $1.9 million for the remainder of 2008, $3.0 million for 2009, and $0.7 million for 2010.

          Within the area mined by Lucky Friday, we control the Gold Hunter property under a long-term operating agreement with Independence Lead Mines Company (“Independence”) expiring in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. Under the current agreement, we would be obligated to pay a net profits interest of 18.52% to Independence after we have recouped our costs to explore and develop the property. Recoupment depends on, among other factors, metals prices and the extent of capital invested in Lucky Friday. In February 2008, we announced an agreement to purchase substantially all of the assets of Independence, which would result in our ownership of 100% of the property, thus eliminating its obligation to outside third parties (See Note 13 of Notes to the Condensed Consolidated Financial Statements (Unaudited)).

          We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At March 31, 2008, our reserves for these matters totaled $105.3 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 5 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

          At March 31, 2008, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

          Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2007. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

          We believe that our most critical accounting estimates are related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations, as they require us to make assumptions that were highly uncertain at the time the accounting estimates were made, and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

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

          Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analyses of asset carrying values, depreciation, and deferred income taxes. On at least an annual basis – and more frequently if circumstances warrant – we examine the carrying values of our assets, our depreciation rates, and the valuation allowances on our deferred tax assets. In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the most likely outcome to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances on our deferred tax assets. In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

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

Mineral Reserves

          Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report on Form 10-K filed for the period ended December 31, 2007. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

          Reserves are a key component in valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves also play a role in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below). Reserves represent a culmination of many estimates, and are not guarantees that we will recover the indicated quantities of metals.

Business Combinations

          In accordance with SFAS 141, “Business Combinations”, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. We recognize the excess of an acquired business’s cost over the fair value of acquired assets, less liabilities, as goodwill. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets, including estimates of future metals prices and mineral reserves, as discussed above. In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2008, which are sensitive to changes in interest rates, commodity prices and exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part II, Item 1A. Risk Factors).

Cash

          Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. At March 31, 2008 and December 31, 2007, we held the U.S. dollar equivalent of approximately $30.0 million, denominated in the Venezuelan Bolívar (2,150 Bs. to $1.00). Additionally, during the next six months we plan to convert into Venezuelan currency the proceeds of Venezuelan export sales made over the past 180 days, or approximately $7 million. Exchanging our cash held in local currency into U.S. dollars can be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we have incurred and may incur additional foreign currency losses.

          During the three-month period ended March 31, 2007, we exchanged the U.S. dollar equivalent of approximately $3.2 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $1.8 million at open market exchange rates in compliance with applicable regulations, incurring foreign exchange losses for the difference. No such conversions were made during the first quarter of 2008. Although we are making appropriate applications through the Venezuelan government, our cash balances denominated in Venezuelan Bolívares may grow and any future conversions may result in further losses when and if we decide to distribute money outside Venezuela. Converting our March 31, 2008 Bolívar-denominated cash balances to dollars at the parallel exchange rate at May 9, 2008 would result in a foreign exchange loss of approximately $10.6 million.

Short-term Investments

          From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of March 31, 2008.

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

Interest-Rate Risk Management

          At March 31, 2008, we had no debt outstanding. However, our revolving credit facility, if used, would be subject to changes in market interest rates. For additional information regarding our $30.0 million revolving credit facility, see Note 10 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

          Our April 16, 2008 acquisition of the companies owning 70.3% of the Greens Creek mine was partially funded by amending and restating the $30 million revolving credit facility discussed above, to, among other things, increase it to a $380 million facility. The amended and restated facility includes a $140 million three-year term facility and a $240 million bridge facility which matures in October 2008. We utilized the entire term facility and $220 million of the bridge facility at the time of closing the Greens Creek transaction. Our $140 million term facility is not subject to material interest rate risk, as we are required to manage the effects of interest rate volatility on the facility through the use of interest rate swaps. Such interest rate swaps are not used for speculative purposes. We are exposed to interest rate risk on our $220 million bridge facility balance until it is retired within the next six months, as it involves a variable interest rate that is sensitive to changes in market interest rates. A hypothetical 100 basis-point change in the variable interest rate for the bridge facility would change our monthly interest expense by an estimated $0.2 million. See Note 13 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information on our amended and restated debt facility.

Venezuelan Currency Exchange Rates

          Effective January 1, 2007, we implemented a change in our functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the national currency in Venezuela. As a result of this change, the U.S. dollar-equivalent value of the non-monetary assets of our Venezuela operations would fluctuate with a change in the official exchange rate of the Bolivar. Implementation of the functional currency change, using the current exchange rate of 2,150 Bolívares to $1.00, resulted in a reduction to net assets of approximately $7.1 million, with a translation adjustment for the same amount recorded to the opening balance of accumulated other comprehensive income. A 10% increase in the official exchange rate would result in an additional reduction to net assets of approximately $4.8 million. For further discussion, see Note 18 of Notes to the Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          On January 1, 2008, we implemented a new business system at our corporate office to facilitate automation of our accounting processes. We believe the new system will enhance existing controls over financial reporting by decreasing manual controls inherent in our prior system.

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

          For information concerning legal proceedings, refer to Note 5 of Notes to the Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

          Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we”, “our” and “us” in these risk factors refer to the Company.

FINANCIAL RISKS

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

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the Greens Creek mine (see Note 13 of Notes to the Condensed Consolidated Financial Statements of our Form 10-Q for the period ended March 31, 2008 for further discussion). The acquisition was partially funded by a $380 million debt facility, which includes a $140 million three-year term facility and a $240 million bridge facility, which matures in six months. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction. If the market prices for the metals we produce fall below our production or development costs for a sustained period of time, our ability to service our debt obligations associated with this transaction may be adversely affected.

          The following table sets forth the average daily closing prices of the following metals for the year ended December 31, 1995, 2001 and each year thereafter through 2007, and for the three months ended March 31, 2008.

	2008	2007	2006	2005	2004	2003	2002	2001	1995

Silver (1) (per oz.)	$17.68	$13.39	$11.57	$7.31	$6.66	$4.88	$4.60	$4.37	$5.20
Gold (2) (per oz.)	$926.78	$696.66	$604.34	$444.45	$409.21	$363.51	$309.97	$272.00	$384.16
Lead (3) (per lb.)	$1.30	$1.17	$0.58	$0.44	$0.40	$0.23	$0.21	$0.22	$0.29
Zinc (4) (per lb.)	$1.10	$1.47	$1.49	$0.63	$0.48	$0.38	$0.35	$0.40	$0.47

(1)	London Fix

(2)	London Final

(3)	London Metals Exchange — Cash

(4)	London Metals Exchange — Special High Grade — Cash

          On May 9, 2008, the closing prices for silver, gold, lead and zinc were $16.97 per ounce, $876.00 per ounce, $1.09 per pound and $0.99 per pound, respectively.

Failure to comply with debt covenants could adversely affect our financial results or condition.

          In September 2005, we entered into a $30.0 million revolving credit agreement that includes various covenants and other limitations related to our indebtedness and investments that require us to maintain customary measures of financial performance. At March 31, 2008, we did not have an outstanding balance under the credit agreement and were in compliance with our covenants. The revolving credit agreement was replaced on April 16, 2008 by a restated and amended credit agreement in connection with our acquisition of the companies owning 70.3% of the Greens Creek mine, as discussed below.

          Our acquisition of the companies owning 70.3% of the Greens Creek mine (see Note 13of Notes to the Condensed Consolidated Financial Statements for further discussion) was partially funded by a $380 million debt facility, which includes a $140 million three-year term facility and a $240 million bridge facility, which matures in six months. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction. The debt facility includes various covenants and other limitations related to our indebtedness and investments that require us to maintain customary measures of financial performance. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing.

The retirement of our bridge facility may materially adversely affect us.

          We utilized $220 million of a $240 million six-month bridge debt facility established in connection with our April 16, 2008 acquisition of the companies owning 70.3% of the Greens Creek mine. During the next several months, we will be evaluating various alternatives to meet our obligation for the bridge loan, which may include potential refinancing arrangements, equity issuances, deferment of capital investing activities, and/or divestitures of properties. It is currently uncertain to us which of, and to what extent, these financial sources for retiring the bridge facility will be used, and there can be no assurance that such financing will be available to us, or that our financial position and results of operations will not be materially adversely affected as a result.

OPERATION, DEVELOPMENT, EXPLORATION AND ACQUISITION RISKS

Political, social and regulatory change in Venezuela may adversely affect us.

          We face continued uncertainty in Venezuela relating to political, regulatory, legal enforcement, security and economic matters, exportation and exchange controls, tax matters and the possible effects of all of these uncertainties on our operations. Risks due to changes in policy or demands of governmental agencies or their officials, litigation, labor stoppages, industry nationalization, cancellation of concessions or permits or delays or refusals to provide such, seizures of assets, relationships with small mining groups as well as community groups in the vicinity of our mining operations and the impact on commodities necessary to operate, mean there can be no assurance we will be able to operate without interruptions to our operations.

          Any such factors or occurrences may have a material adverse effect on our financial results or condition. Specifically, we are currently subject to the following business risks in Venezuela, which are discussed in more detail in MD&A:

•

On May 8, 2008, Hecla Mining Company, through its Venezuelan affiliate El Callao Gold Mining Company de Venezuela, SCS (“ECGMCV”), received notification from the Venezuelan Ministry for Basic Industries and Mining (“MIBAM”) that it was to “temporarily suspend exploration, exploitation and evaluation work on Block B.” The notification, signed by the Director of Fiscalization for MIBAM, alleges issues with:

○	Our compliance with the social commitment we have with the community close to the mine; and

○	Unsafe underground working conditions at the mine related to an inspection performed by MIBAM on April 24, 2008.

The notification provides ECGMCV ten business days to respond to MIBAM’s assertions and lists no specific milestones for correction of the alleged problems. We disagree with the allegations in the notice and will contest the notification vigorously.

Our ongoing mining operation, at Mina Isidora, exists within the Block B lease addressed in the MIBAM notice. If mining operations are compromised in Block B, we may face the loss of revenues, additional costs, and possible asset impairment charges. We have property, plant, and equipment at our Block B lease with book value totaling approximately $29.0 million, representing approximately 4% of our total assets at March 31, 2008, that may require write-down if future cash flows are reduced or eliminated. In addition, compromise of the Block B lease may result in write-down of our assets at the La Camorra concession as described below. Gross profit from our

Venezuelan operations represented approximately 14% of our total gross profit for the three-month period ended March 31, 2008.

•

In April 2008, another mining company announced that the Venezuelan Ministry of Environment (“MinAmb”) communicated its plan to rescind a recently issued permit for the commencement of the construction of their open pit gold mining project in Venezuela. Also in April 2008, and in a separate communication from the MinAmb notice discussed above, another mining company owning concessions in Venezuela announced that they received a communication from MinAmb denying a request for the authorization to affect natural resources to carry out exploration activities in the mining area of the concessions. In their communications to the companies, MinAmb referenced, among other things, sensitivities relating to the indigenous peoples in the area, the presence of small local mine operations, and the environment in the Imataca Forest Reserve. The MinAmb communications appear to be in conflict with recent permit approvals and other communications between the companies and MinAmb relating to these projects, and may indicate a general opposition by MinAmb to all mining activities in the Imataca region. Although we have not received similar communications from MinAmb relating to our La Camorra concessions and Mina Isidora lease, there can be no assurances that we will not receive such communications in the future, or that our Venezuelan operations will not be materially adversely affected as a result of MinAmb’s opposition to mining activities in the region where our operations are located.

•

Also in April 2008, the energy and oil minister of Venezuela denounced action taken by Exxon Mobil in a court in the Netherlands to freeze certain assets of Petroleos de Venezuela SA, the state-run oil company in Venezuela. The action by Exxon Mobil is pursuant to arbitration last year following contract changes by the government of Venezuela. The Venezuelan government seeks to challenge treaty protection by multi-national companies that establish parent companies in the Netherlands for their Venezuelan operations. Some of our assets in Venezuela are owned by a wholly-owned subsidiary of ours domiciled in the Netherlands. A successful challenge by the government of Venezuela may impair treaty protection which we believe is currently available to us.

•

In January 2007, the Venezuelan government announced its intentions to nationalize certain strategic sectors, including petroleum and communications, now owned by private entities. In April 2008, president Hugo Chavez announced plans to nationalize major cement companies, and stated that he would sign an expropriation decree to acquire the majority interest in Venezuela’s largest steelmaker, currently held by a Luxembourg parent, if the company and the Venezuelan government were unable to agree on a settlement. There has been no announced determination that the mining industry in Venezuela will be considered for nationalization, however, there can be no assurance that our operations in Venezuela will not be affected by the actions of the government in this capacity.

•

A fixed exchange rate of Venezuelan currency with the U.S. dollar has impacted our costs and operating cash flows. The 2005 Criminal Exchange Law imposes strict sanctions, both criminal and economic, for currency exchanges outside the officially designated methods or for obtaining foreign currency under false pretenses. Effective January 1, 2007, we implemented a change in the functional currency for our Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. For more information on the functional currency change for our Venezuelan operations, see Note 18 of Notes to the Consolidated Financial Statements in our annual report filed on Form 10-K for the year-ended December 31, 2007.

•

In October 2007, the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from MIBAM that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla has ongoing mining operations at Mina Isidora that process ore at the La Camorra mill and has had, and plans to continue to have, independent contractors that extract ore from the La Camorra concession on the Company’s behalf. If the La Camorra concession is revoked, we may face additional costs or asset write-downs. For example, we have property, plant and equipment at our La Camorra concession with book value totaling approximately $5.4 million at March 31, 2008 which may require write-down if the concession is revoked without government compensation. In addition, we would need to process ore from our Mina Isidora mine at a different facility. While milling capacity exists with other mining companies in the vicinity of Mina Isidora, we could incur additional costs for tolling our ore as opposed to hauling it to our La Camorra mill for processing. We have not determined how much, if any, additional costs would be incurred. The Company and MHV disagree with the assertions in the Notice. We have filed a formal disagreement with MIBAM, and have not received a response. We continue to contest the Notice vigorously. However, there can be no assurance that our operations in Venezuela will not be affected by the government’s proceedings addressed in the Notice.

•	Venezuela has had high levels of inflation in the recent past. Continued or increased inflation there could increase the prices we pay for products and services, including wages for our employees.

•

Movement of cash from Venezuela, at the official exchange rate, is regulated by the 2005 Criminal Exchange Law. We are able to repatriate cash to the U.S., however, in doing so we must utilize specific government programs that have been limited or slow, or utilize negotiable instruments on which we have incurred losses (see Note 1 of Notes to the Condensed Consolidated Financial Statements for further discussion).

We may be subject to a number of risks and uncertainties if our announced acquisition agreement fails to close.

          In February 2008, we announced an agreement to purchase substantially all of the assets of Independence Lead Mines Company (“Independence”). For more information, see Note 13 of

Notes to the Condensed Consolidated Financial Statements. Failure to complete this transaction could negatively impact our stock performance and future operations. For example:

•	The price of our common stock may decline to the extent that the current market price reflects an assumption that the transactions will be completed.

•

We must pay expenses related to the transaction, including substantial legal and accounting fees, even if the transaction is not completed. This could affect the results of our operations for the period during which the fees are incurred.

•	We would continue to own our current interest, rather than the entire future interest in the Lucky Friday mine.

We may not realize the cost savings and other benefits we currently anticipate due to challenges associated with integrating the operations, personnel and other aspects of the companies owning 70.3% of the Greens Creek mine.

          Our acquisition of the companies owning 70.3% of the Greens Creek mine reflects our expectation that the transaction will result in increased metals production, earnings and cash flow. These anticipated results will depend in part on whether we can successfully integrate the acquired companies’ operations in an efficient and effective manner. This will present significant challenges to management, including integration of systems and personnel, unanticipated liabilities and costs, and the potential loss of key personnel. There can be no assurance that there will be operational or other synergies realized, or that the integration of the companies’ operations, management and cultures will be timely or effectively accomplished. In addition, the integration of the companies may subject us to liabilities existing at the acquired companies, some of which may be unknown. While we have conducted due diligence on the operations of, and have participated in the Greens Creek Joint Venture with the acquired companies, there can be no guarantee that we are aware of any and all liabilities of the acquired companies. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial, could negatively impact our business, financial condition and results of operations.

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

HECLA MINING COMPANY
(Registrant)

Date: May 12, 2008	By	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President,
Chief Executive Officer and Director

Date: May 12, 2008	By	/s/ Lewis E. Walde

Lewis E. Walde, Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – March 31, 2008
Index to Exhibits

2.1

Stock Purchase Agreement, dated as of February 12, 2008, by and among Kennecott Minerals Holdings Company, Hecla Admiralty Company, and Hecla Mining Company. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 16, 2008 (File No. 1-8491), and incorporated herein by reference. *

2.2	Asset Purchase Agreement, dated as of February 12, 2008, by and among Hecla Mining Company, Hecla Merger Company and Independence Lead Mines Company. * **

2.3

Exploration, Development and Mining Operating Agreement, dated February 31, 2008, by and among Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2008 (File No. 1-8491), and incorporated herein by reference. *

3.1

Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 1-8491), and incorporated herein by reference. ***

3.2	Bylaws of the Registrant as amended to date. Filed as 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(a)	Form of Certificate of Designations. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

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

10.1

Employment Agreement dated March 26, 2008, between Hecla Mining Company and James A. Sabala, incorporated by reference herein to exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 27, 2008 (File No. 1-8491). Registrant has substantially identical agreements with each of Messrs. Phillips S. Baker, Jr., Ronald W. Clayton, Philip C. Wolf, Lewis E. Walde, Michael H. Callahan, Dean W. McDonald, Don Poirier and Ms. Vicki Veltkamp. (1)

10.2

Indemnification Agreement dated March 26, 2008, between Hecla Mining Company and James A. Sabala, incorporated by reference herein to exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 27, 2008 (File No. 1-8491).

10.3

Stock Purchase Agreement, dated as of February 12, 2008, by and among Kennecott Minerals Holdings Company, Hecla Admiralty Company, and Hecla Mining Company. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 16, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.4	Asset Purchase Agreement, dated as of February 12, 2008, by and among Hecla Mining Company, Hecla Merger Company and Independence Lead Mines Company. * **

10.5

Exploration, Development and Mining Operating Agreement, dated February 31, 2008, by and among Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2008 (File No. 1-8491), and incorporated herein by reference. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(1)	Indicates a management contract or compensatory plan or arrangement.

*

The plans filed or incorporated by reference contain a brief list identifying the contents of all omitted schedules, which schedules Hecla Mining Company agrees to furnish supplementally to the Securities and Exchange Commission upon its request.

**	Filed herewith.

***	See also Exhibits 4.1(a), 4.1(b), and 4.1(c) hereto.