Form 10-Q
period 2008-06-30
HECLA MINING CO/DE/
filed 2008-08-06
CIK 719413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒.	No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒.	Accelerated Filer ☐.
Non-Accelerated Filer ☐.	Small reporting company ☐.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.	No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding August 4, 2008
Common stock, par value $0.25 per share	127,552,144

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2008

I N D E X*

*Items 2,3 and 5 of Part II are omitted as they are not applicable.

Item 1. Financial Statements

Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except shares)

	June 30, 2008	December 31 2007,
ASSETS

Current assets:
Cash and cash equivalents	$45,810	$373,123
Short-term investments and securities held for sale	—	25,759
Accounts and notes receivable:
Trade	28,786	14,053
Other, net	1,886	7,834
Inventories, net	23,644	15,511
Deferred income taxes	10,562	7,370
Current restricted cash	2,059	2,059
Other current assets	3,207	3,875
Assets of operations held for sale (Note 5)	43,888	—
Total current assets	159,842	449,584
Non-current investments	6,530	8,429
Non-current restricted cash and investments	36,741	15,181
Properties, plants, equipment and mineral interests, net	807,724	132,308
Non-current deferred income taxes	36,466	14,938
Other non-current assets	35,662	30,297

Total assets	$1,082,965	$650,737

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$34,631	$22,564
Accrued payroll and related benefits	11,302	16,184
Accrued taxes	3,111	3,703
Current debt	220,000	—
Current portion of long-term debt	65,000	—
Current portion of accrued reclamation and closure costs	8,931	9,686
Liabilities of operations held for sale (Note 5)	17,202	—
Total current liabilities	360,177	52,137
Long-term debt	75,000	—
Accrued reclamation and closure costs	102,792	96,453
Other non-current liabilities	18,127	9,618

Total liabilities	$556,096	$158,208

Commitments and contingencies (Notes 2, 6 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; 157,816 shares issued, liquidation preference - $7,891	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference - $201,250	504	504
Common stock, $0.25 par value, authorized 400,000,000 shares; issued 2008 – 127,621,676 shares, and issued 2007 – 121,456,837 shares	31,905	30,364
Capital surplus	790,757	725,076
Accumulated deficit	(307,224)	(274,877)
Accumulated other comprehensive income	11,528	12,063
Less treasury stock, at cost; 81,375 common shares	(640)	(640)

Total shareholders’ equity	526,869	492,529

Total liabilities and shareholders’ equity	$1,082,965	$650,737

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Sales of products	$63,995	$44,431	$100,622	$77,531

Cost of sales and other direct production costs	52,243	17,389	67,305	31,404
Depreciation, depletion and amortization	10,127	3,077	13,040	6,144
	62,370	20,466	80,345	37,548
Gross profit	1,625	23,965	20,277	39,983

Other operating expenses:
General and administrative	5,439	4,452	10,332	7,636
Exploration	7,340	3,166	12,911	6,521
Pre-development expense	—	76	—	1,027

Other operating expense	960	36	1,457	1,482
Gain on sale of properties, plants and equipment	—	(63,798)	—	(63,825)
Provision for closed operations and environmental matters	830	45,750	1,490	46,403
	14,569	(10,318)	26,190	(756)
Income (loss) from operations	(12,944)	34,283	(5,913)	40,739

Other income (expense):
Gain on sale of investments	8,097	—	8,097	—
Interest and other income	593	2,093	3,095	3,864
Interest expense	(5,796)	(145)	(5,839)	(274)
	2,894	1,948	5,353	3,590

Income (loss) from continuing operations before income taxes	(10,050)	36,231	(560)	44,329
Income tax benefit (provision)	(259)	(90)	3,815	(322)

Income (loss) from continuing operations	(10,309)	36,141	3,255	44,007

Loss from discontinued operations, net of taxes	(19,298)	(11,804)	(17,380)	(11,527)
Loss on impairment of discontinued operations, net of taxes	(11,372)	—	(11,372)	—

Net income (loss)	(40,979)	24,337	(25,497)	32,480
Preferred stock dividends	(3,409)	(138)	(6,817)	(276)

Income (loss) applicable to common shareholders	$(44,388)	$24,199	$(32,314)	$32,204

Comprehensive income (loss):
Net income (loss)	$(40,979)	$24,337	$(25,497)	$32,480
Reclassification of gain on sale of marketable securities included in net income (loss)	(8,115)	—	(8,115)	—

Unrealized holding gains (losses) on investments	(1,452)	3,949	3,358	4,898

Comprehensive income (loss)	$(50,546)	$28,286	$(30,254)	$37,378

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.30	$(0.03)	$0.36
Loss from discontinued operations	$(0.15)	$(0.10)	$(0.14)	$(0.09)
Loss on impairment of discontinued operations	$(0.09)	$—	$(0.09)	$—
Income (loss) per common share	$(0.35)	$0.20	$(0.26)	$0.27
Weighted average number of common shares outstanding – basic	126,341	120,307	124,538	120,120

Weighted average number of common shares outstanding – diluted	126,341	120,818	124,538	120,628

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities:
Net income (loss)	$(25,497)	$32,480
Loss on discontinued operations, net of tax	28,752	11,527
Income from continuing operations	3,255	44,007

Non-cash elements included in net income:
Depreciation, depletion and amortization	13,040	6,272
Gain on sale of investments	(8,097)	—
Gain on disposition of properties, plants and equipment	—	(63,827)

Provision for reclamation and closure costs	314	44,867
Stock compensation	3,186	2,778
Deferred income taxes	(1,720)	(3,207)
Amortization of loan origination fees	1,438	—
Amortization of intangible asset	241	—

Change in assets and liabilities:
Accounts and notes receivable	(2,789)	(399)
Inventories	(502)	(360)
Reversal of purchase price allocation to product inventory	16,637	—
Other current and non-current assets	(572)	(963)
Accounts payable and accrued liabilities	(5,945)	(2,596)
Accrued payroll and related benefits	413	420
Accrued taxes	(228)	534
Accrued reclamation and closure costs and other non-current liabilities	(2,077)	(1,245)

Net cash provided by (used by) discontinued operations	(12,570)	(1,898)

Cash provided by operating activities	4,024	24,383

Investing activities:
Additions to properties, plants, equipment and mineral interests	(31,161)	(12,349)
Purchase of 70.3% of Greens Creek, net of cash acquired	(688,091)	—
Proceeds from sale of investments	27,001	—
Deposit on operations held for sale	10,000	—
Proceeds from disposition of properties, plants and equipment	—	45,000
Purchase of equity securities	—	(181)
Increase in restricted cash	(282)	(2,161)
Purchase of short-term investments and securities held for sale	—	(62,825)
Maturities of short-term investments and securities held for sale	4,036	25,345

Net cash provided by (used by) discontinued operations	(456)	1,394

Net cash used in investing activities	(678,953)	(5,777)

Financing activities:
Common stock issued under stock option plans	155	2,927
Dividends paid to preferred shareholders	(7,289)	(276)
Purchase of treasury shares	—	(208)
Loan origination fees	(5,250)	—
Borrowings on debt	360,000	—

Net cash provided by financing activities	347,616	2,443

Net increase (decrease) in cash and cash equivalents	(327,313)	21,049
Cash and cash equivalents at beginning of period	373,123	75,878

Cash and cash equivalents at end of period	$45,810	$96,927

Significant non-cash investing activities:
Stock issued for acquisition of properties	$10,494	$—
Stock issued for acquisition of 70.3% of Greens Creek	$53,384	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.	Basis of Preparation of Financial Statements

In the opinion of management, the accompanying unaudited interim condensed financial statements and notes to interim consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2007, as it may be amended from time to time, and the pro forma financial information contained in our current reports filed on form 8-K on June 13, 2008 and July 14, 2008.

The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

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

On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries. The operating results of the 70.3% portion of Greens Creek are included in our operating results from the date of acquisition and therefore, operating results on a period-by-period basis may not be comparable.

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

During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries which together owned our business and operations in Venezuela. On June 19, 2008, we announced that we had entered into an agreement to sell 100% of the shares of El Callao and Drake-Bering to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 4,273,504 shares of Rusoro common stock, valued at $5 million. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our Venezuelan business and operations have been classified as held for sale and the results of its operations have been reported in discontinued operations for all periods presented. As a result of the sale, we have revised our segment reporting as of June 30, 2008 to discontinue a separate reporting segment for our discontinued Venezuelan operations. All periods presented have been conformed to the current period’s presentation. See Note 5 for further discussion.

Note 2.	Cash, Short-term Investments, Investments and Restricted Cash

Cash

Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that are maintained in Venezuela totaled a U.S. dollar equivalent, at official exchange rates, of approximately $1.3 million at June 30, 2008 and $30.0 million at December 31, 2007. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela to Rusoro, with the transaction closing on July 8, 2008 (see Note 5 for further discussion of the transaction). The $1.3 million held at June 30, 2008 is classified as “assets of operations held for sale” on the Condensed Consolidated Balance Sheet. Pursuant to the sale agreement, Rusoro paid us $0.9 million for the U.S. dollar equivalent of Bolívares-denominated cash balances held in Venezuela at the close of the sale, converted at official rates.

Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we incurred foreign currency losses. During the second quarter of 2008, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the difference. No such exchanges were made during the first quarter of 2008. During the second quarter and first six months of 2007, we exchanged the U.S. dollar equivalent of approximately $26.7 million and $29.8 million, respectively, at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $15.2 million and $17.0 million, respectively, at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the differences. All of the conversion losses discussed above were incurred on repatriations of cash from Venezuela, and are included in losses from discontinued operations, net of taxes on the Consolidated Statement of Income (Loss) for those periods.

Short-term Investments and Securities Held for Sale

Investments at June 30, 2008 and December 31, 2007 consisted of the following (in thousands)

	June 30, 2008	December 31, 2007
Adjustable rate securities	$—	$4,000
Marketable equity securities (2007 cost - $18,903)	—	21,759
	$—	$25,759

Adjustable rate securities were carried at amortized cost. However, due to the short-term nature of this investment, the amortized cost approximated fair market value. Marketable equity securities were also carried at fair market value, as they were classified as “available-for-sale” securities under the provisions of SFAS No. 115. The $21.8 million marketable equity securities balance at December 31, 2007 represents 8.2 million shares of Great Basin Gold, Inc. stock, including 7.9 million shares transferred to us upon the sale of the Hollister Development Block gold exploration project interest to Great Basin Gold in April 2007. We sold the 8.2 million shares of Great Basin Gold stock during the second quarter of 2008 for total proceeds of $27.0 million and recognized gain on sale of investment of $8.1 million.

Non-current Investments

At June 30, 2008 and December 31, 2007, the fair market value of our non-current investments was $6.5 million and $8.4 million, respectively. The cost of these investments, representing equity securities, was approximately $1.1 million.

Restricted Cash and Investments

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and bonds of U.S. government agencies. These investments are restricted primarily for reclamation funding or surety bonds and were $38.8 million at June 30, 2008, and $17.2 million at December 31, 2007, respectively, which includes $30.4 million and $8.9 million, respectively, which are restricted for reclamation funding for the Greens Creek Joint Venture. In April 2008, we completed the acquisition of the companies holding 70.3% of the Greens Creek Joint Venture, resulting in our 100% ownership of Greens Creek through our various subsidiaries (see Note 14 for further discussion). Accordingly, the $30.4 million June 30, 2008 balance represents 100% of the Greens Creek restricted balance, while the $8.9 million balance at December 31, 2007 represents our 29.7% share of the $29.9 million total Greens Creek restricted balance held prior to our acquisition of the remaining 70.3% interest.

Note 3.	Income Taxes

For the three months ended June 30, 2008, we recorded a $3.0 million income tax provision, which is primarily the result of the reduction of deferred tax assets related to discontinued operations. See Note 5 for further discussion of discontinued operations. For the six months ended June 30, 2008, we recorded a $0.9 million net tax benefit as a result of a reduction to the valuation allowance of $4.9 million in the first quarter of 2008, reduced by a $3.0 million provision arising from discontinued operations, less a current provision of $1.0 million for alternative minimum tax, state income tax and foreign withholding taxes. For the three and six months ended June 30, 2007, we recorded $2.0 million and $1.2 million of income tax benefits, respectively, from the reversal of the valuation allowance, reduced by U.S. alternative minimum tax and foreign withholding taxes.

The Greens Creek acquisition (See Note 14 for further discussion) is a taxable acquisition whereby the tax bases of the assets acquired and liabilities assumed equal their book bases. No deferred taxes (other than for an adjustment to the existing valuation allowance discussed below) have been recognized as a result of the acquisition. Subsequent to the acquisition date, deferred taxes related to acquired operations were recorded for differences in tax and book treatment on a prospective basis.

Historically, the Company has recorded a valuation allowance on its net deferred tax assets to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. In connection with the acquisition, the valuation allowance was reduced as a result considering future earnings of our additional interest in Greens Creek. This reduction resulted in an increase in current deferred tax assets of $2,373,000, an increase in non-current deferred tax assets of $20,627,000, and a decrease in mineral interests acquired of $23,000,000 on the acquisition date.

The income tax provisions for the three and six-month periods ended June 30, 2008 and 2007 vary from the amount that would have resulted from applying the statutory income tax rate to pre-tax income, primarily due to utilization of U.S. tax net operating loss carry-forwards and non-utilization of foreign tax losses.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), the Company reviews uncertain tax positions for likelihood of sustainability under audit. For the three and six months ended June 30, 2008, no FIN 48 change occurred to produce a significant impact on the Company’s results of operations or financial position. No significant impact for FIN 48 uncertainties was recorded for the three or six months ended June 30, 2007.

Note 4	Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Concentrates, doré, bullion, metals in transit and in-process inventories	$15,683	$5,465
Materials and supplies	7,961	10,046

	$23,644	$15,511

The product inventory acquired through our purchase of the companies owning 70.3% of the Greens Creek mine, as discussed further in Note 14, was all sold during the second quarter of 2008.

Note 5.	Discontinued Operations and Assets and Liabilities Held for Sale

During the second quarter of 2008, the Company committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries which together owned the Company’s business and operations in Venezuela, the “La Camorra unit.” On June 19, 2008, the Company announced that it had entered into an agreement to sell 100% of the shares of El Callao and Drake-Bering to Rusoro for $20 million in cash and 4,273,504 shares of Rusoro common stock. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our Venezuelan business and operations have been classified as held for sale and the results of its operations have been reported in discontinued operations for all periods presented.

The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales of products	$14,521	$15,669	$23,855	$35,714
Cost of sales and other direct production costs	(18,519)	(16,749)	(21,656)	(31,620)
Depreciation, depletion and amortization	(1,677)	(4,427)	(4,785)	(9,197)
Exploration expense	(658)	(655)	(1,167)	(1,364)
Other operating income (expense)	235	(1,464)	(29)	(38)
Provision for closed operations	(215)	—	(502)	—
Interest income	130	602	141	747
Foreign exchange loss	(13,308)	(6,103)	(13,308)	(6,103)
Interest expense	193	(710)	71	(1,142)
Income tax benefit (provision)	—	2,033	—	1,476

Loss from discontinued operations	$(19,298)	$(11,804)	$(17,380)	$(11,527)

The major classes of assets and liabilities of operations held for sale in the consolidated balance sheet are as follow (in thousands):

June 30, 2008
Assets:
Cash	$1,350
Accounts Receivable	2,383
Inventory – net	7,315
Property, plants, equipment and mineral interests (net)	32,250
Other	1,870

Total assets of discontinued operations	45,168

Add: Reclassification of accumulated translation adjustment	7,147
Less: Loss on impairment of discontinued operations	(8,427)

Total assets held for sale at June 30, 2008	$43,888

Liabilities:
Accounts payable and accrued liabilities	$2,780
Accrued payroll and related benefits	8,418
Accrued taxes	857
Accrued reclamation and closure costs	4,520
Other non-current liabilities	627

Total liabilities held for sale at June 30, 2008	$17,202

Note 6.	Commitments and Contingencies

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

In December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September notice stated that it was not a formal demand and invited us to discuss or comment on the matter. In the second quarter of 2007, we were able to identify certain costs submitted by the EPA that we believe it is probable that we may have liability within the context of the Decree, and accordingly, in June of 2007, we estimated the range of our potential liability to be between $2.7 million and $6.8 million, and accrued the minimum of the range as we believed no amount in the range was more likely than any other. We will continue to assess the materials relating to the alleged costs sent to us and to discuss the matter with the EPA. If we are unable to reach a satisfactory resolution, we anticipate exercising our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to further increase our expenditures and/or accrual relating to the Bunker Hill site.

The accrued liability balance at June 30, 2008 relating to the Bunker Hill site was $3.6 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to us by the agency. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.5 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

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

In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of June 30, 2008, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at June 30, 2008, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including but not limited to information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2007, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of June 30, 2008, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

In December 2006, Independence filed a lawsuit in the United States District Court for the District of Idaho seeking monetary damages and injunctive relief. Independence alleged that the April 2006 decision by the Idaho Supreme Court violated their civil rights and their constitutional right to due process, and also alleged that we engaged in mail fraud and securities fraud during the term of the lease. We moved to dismiss the lawsuit, and in September 2007, the Court granted our motion to dismiss all claims in the complaint, and the case was dismissed in its entirety. In October 2007, Independence filed a Notice of Appeal to the United States Court of Appeals for the Ninth Circuit.

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

On February 12, 2008, we and our wholly owned subsidiary Hecla Merger Company entered into an asset purchase agreement with Independence. Under the terms of the Asset Purchase Agreement, Hecla Merger Company will acquire substantially all of the assets of Independence in exchange for 6,936,884 shares of Hecla common stock (the “Independence Acquisition”). The Independence Acquisition is currently expected to close during 2008, and is subject to customary closing conditions, necessary regulatory approvals and affirmative vote by Independence shareholders. The litigation is now stayed and in the event the Independence acquisition is consummated, among the terms of the Asset Purchase Agreement is that all litigation between us and Independence will be dismissed, and we will acquire all of Independence’s right, title and interest to the DIA properties and the related agreements between us and Independence.

Creede, Colorado, Litigation

In February 2007, Wason Ranch Corporation (“Wason”) filed a complaint in Federal District Court in Denver, Colorado, against us, Homestake Mining Company of California, and Chevron USA Inc. (successor in interest to Chevron Resources Company) (collectively the “defendants”). The suit alleges violations of the Resource Conservation and Recovery Act (“RCRA”) by each of the defendants. In May 2007, Wason amended its complaint to add state tort law claims against us and defendant Ty Poxon. The suit alleges damage to Wason’s property by each defendant. The suit also alleges violations of the Clean Water Act (“CWA”) by us and Homestake Mining Company of California. The suit alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment, including the plaintiff’s property, in violation of RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We responded to the lawsuit with a motion to dismiss. On March 31, 2008, the Court issued a decision that found in our favor and dismissed the plaintiff’s complaint. In April 2008, Wason appealed the decision to the United States Court of Appeals for the Tenth Circuit. The parties are currently exploring settlement options for certain of the matters.

La Camorra Concessions

By letter dated October 15, 2007 the Company’s subsidiary, Minera Hecla Venezolana, C.A. (“MHV”), received notice from the Venezuelan Ministry for Basic Industries and Mining (“MIBAM”) that it would commence administrative proceedings that it said could lead to the revocation of MHV’s La Camorra concession (“Notice”). The Notice said it was based upon the alleged exhaustion of the gold reserves at the La Camorra concession and upon the alleged non-payment of an extraction tax. Hecla had ongoing mining operations at Mina Isidora that processed ore at the La Camorra mill and has had independent contractors extract ore from the La Camorra concession. The Company and MHV disagreed with the assertions in the Notice. We filed a formal disagreement with MIBAM, and did not receive a response.

On May 8, 2008, Hecla Mining Company, through its Venezuelan affiliate El Callao Gold Mining Company de Venezuela, SCS (“ECGMCV”), received notification from MIBAM that it was to “temporarily suspend exploration, exploitation and evaluation work on Block B.” The notification, signed by the Director of Fiscalization for MIBAM, alleged issues with:

•	Our compliance with the social commitment we had with the community close to the mine; and
•	Unsafe underground working conditions at the mine related to an inspection performed by MIBAM on April 24, 2008.

The notification provided ECGMCV ten business days to respond to MIBAM’s assertions and lists no specific milestones for correction of the alleged problems. We disagreed with the allegations in the notice. However, operations were suspended at Mina Isidora, which exists within the Block B lease addressed in the MIBAM notice.

On June 19, 2008, we entered into an agreement to sell all of the outstanding capital stock of ECGMCV and Drake-Bering Holdings B.V., our wholly owned subsidiaries which together owned our business and operations in Venezuela. The transaction closed on July 8, 2008. As a result, we are no longer subject to risk and contingencies associated with conducting business in Venezuela in the future. See Note 5 for further discussion of the sale.

Mexico Litigation

In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., currently is involved in two cases in the State of Durango, Mexico, concerning the Velardeña mill. The Velardeña mill processed ore from our now closed San Sebastian mine, and the mill currently is on care and maintenance. In the first case we are interveners in a commercial action initiated in April of 2006 by a creditor to the prior owner of the mill. In that litigation, the creditor to the prior mill owner seeks to demonstrate that he has an ownership interest in the mill arising out of an allegedly unpaid prior debt. We are contesting this action, and deny the fact that plaintiff has an ownership interest in the mill. We take this position for a number of reasons, including the fact that the mill was sold to us prior to plaintiff’s obtaining his alleged ownership interest. In the second matter, a civil action involving Minera Hecla that is in a different court within the State of Durango, the same creditor as in the first case claims that his ownership of the Velardeña mill relates back to the time he allegedly performed the work on which the debt was based, rather than the time that he filed his lien relating to the debt, which was after the mill was sold to us. We are contesting the position of the creditor.

The basis for our defense in the above matter is that we have a judicially determined valid bill of sale for the Verlrdeña mill. Thus, we believe that the claims of the creditor and his successors are without merit, and that Minera Hecla is the sole owner of the Velardeña mill. We intend to zealously defend our ownership interest. Although there can be no assurance as to the outcome of these proceedings, we believe that the proceedings will not have a material adverse effect on our results from operations or on our financial position.

Other Commitments

Our contractual obligations as of June 30, 2008 included approximately $9.6 million for various capital projects at the Greens Creek unit, and approximately $14.3 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at June 30, 2008 included approximately $5.3 million and $5.1 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.2 million and $0.4 million, respectively, for various non-capital costs.

We periodically use derivative financial instruments to manage certain interest rate and other financial risks. In May 2008, we entered into a interest rate swap agreement that has the economic effect of modifying the LIBOR-based variable interest obligations associated with the $140 million term facility maturing on March 31, 2011 so that the interest payable on the note effectively became fixed at a rate of 5.005% until maturity on March 31, 2011. The terms of the interest rate swap agreement and the notes that the swap agreement pertains to match, including the notional amounts, interest rate reset dates, and maturity dates. The fair value of the swap totaled an unrealized gain of $75,000 at June 30, 2008. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities . The unrealized gain is included in accumulated other comprehensive income and the corresponding fair value receivable is included in other current assets in our condensed consolidated balance sheet.

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

Note 7.	Earnings Per Common Share

We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 127,621,676 shares were issued at June 30, 2008.

For the three- and six-month periods ended June 30, 2008 and 2007, there were no differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007 (thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator
(Loss) income from continuing operations	$(10,309)	$36,141	$3,255	$44,007
Preferred stock dividends	(3,409)	(138)	(6,817)	(276)
(Loss) income from continuing operations applicable to common shares	(13,718)	36,003	(3,562)	43,731
Loss on discontinued operations, net of tax	(19,298)	(11,804)	(17,380)	(11,527)
Loss on impairment of discontinued operations, net of tax	(11,372)	—	(11,372)	—
Net (loss) income applicable to common shares for basic and diluted earnings per share	$(44,388)	$24,199	$(32,314)	$32,204

Denominator
Basic weighted average common shares	126,341	120,307	124,538	120,120
Dilutive stock options and restricted stock	—	511	—	508
Diluted weighted average common shares	126,341	120,818	124,538	120,628

Basic earnings per common share
(Loss) income from continuing operations	$(0.11)	$0.30	$(0.03)	$0.36
Loss from discontinued operations	(0.15)	(0.10)	(0.14)	(0.09)
Loss on impairment of discontinued operations	(0.09)	—	(0.09)	—
Net (loss) income applicable to common shares	$(0.35)	$0.20	$(0.26)	$0.27

Diluted earnings per common share
Income from continuing operations	$—	$0.30	$—	$0.36
Loss from discontinued operations	—	(0.10)	—	(0.09)
Loss on impairment of discontinued operations	—	—	—	—
Net income applicable to common shares	$—	$0.20	$—	$0.27

Diluted income per share for the three and six months ended June 30, 2008 and 2007 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

Options to purchase 1,500,560 shares of our common stock and 132,106 restricted share unit awards were not included in the computation of diluted earnings per share in the three- and six-month periods ended June 30, 2008 because due to net losses that would cause their conversion and exercise to be anti-dilutive. For the three- and six-month period ended June 30, 2007, 560,000 options and 119,000 restricted unit awards were excluded because the exercise price of the options and share units exceeded the average price of our stock during the periods.

Note 8.	Business Segments

We are currently organized and managed by three segments, which represent our operating units and various exploration targets: the Greens Creek unit, the Lucky Friday unit, and the San Sebastian unit and various exploration activities in Mexico.

Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, with the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations and Cash Flows for all periods presented, with assets and liabilities associated with our Venezuelan operations reported as held for sale as of June 30, 2008 on the Condensed Consolidated Balance Sheet (see Note 5. Discontinued Operations and Assets and Liabilities Held for Sale). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela as of and for the three and six-month periods ended June 30, 2008, and have restated the corresponding information for all periods presented.

General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.” Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

The following tables present information about reportable segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales from continuing operations to unaffiliated customers:
Greens Creek	$47,557	$22,450	$60,723	$38,699
Lucky Friday	16,438	21,981	39,899	38,832

	$63,995	$44,431	$100,622	$77,531

Income (loss) from continuing operations:
Greens Creek	$(4,032)	$11,930	$2,268	$20,246
Lucky Friday	3,489	11,649	14,751	19,129
San Sebastian	(2,538)	(2,339)	(4,579)	(4,168)
Other	(9,863)	13,043	(18,353)	5,532

	$(12,944)	$34,283	$(5,913)	$40,739

The following table presents identifiable assets by reportable segment as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Identifiable assets:
Greens Creek	$849,133	$70,671
Lucky Friday	69,996	58,350
San Sebastian	5,617	5,041
Assets held for sale at June 30, 2008	43,888	83,131
Other	114,331	433,544

	$1,082,965	$650,737

Note 9.	Employee Benefit Plans

We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$452	$228	$266	$1
Interest cost	916	849	124	15
Expected return on plan assets	(1,586)	(1,505)	—	—
Amortization of prior service cost	137	116	125	—
Amortization of net gain	4	(7)	(12)	(14)
Net periodic benefit cost (income)	$(77)	$(319)	$503	$2

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Service cost	$701	$455	$268	$3
Interest cost	1,807	1,698	137	30
Expected return on plan assets	(3,235)	(3,010)	—	—
Amortization of prior service cost	244	231	124	(1)
Amortization of net (gain) loss	(30)	(13)	(25)	(29)
Net periodic benefit cost (income)	$(513)	$(639)	$504	$3

We do not expect to contribute to the pension plans during 2008, nor did we make any contributions in 2007.

As a part of our acquisition of the remaining 70.3% of the Greens Creek Joint Venture (see note 14), we amended our pension plan to include certain employees of the Joint Venture. As a result, the pension plan was re-measured as of March 31, 2008. Due to changes in the market value of securities held by the plan, its assets were reduced by approximately $3.0 million. At the same time, the projected benefit obligation increased by approximately $2.1 million as a result of adding the Greens Creek employees. Of the $5.1 million reduction in the funded status of the plan, $3.0 million was charged to other comprehensive income and $2.1 was charged to the purchase price allocation of the remaining interest in the Joint Venture. The pension plan retains a funded status of approximately $20.4 million as of the measurement date of March 31, 2008.

Note 10.	Share-Based Compensation Plans

On May 15, 2008 the board of directors granted, under already existing plans, 527,560 stock options vesting on the grant date. The grant-date exercise price of the stock options is $9.855. The options expire 5 years after grant. We measure the fair value of compensation cost for stock options issued pursuant to our plan using the Black-Scholes options pricing model. Stock option grants generally vest immediately, however, grants to individual executives upon hiring vest over a defined service period, with cost amortized over that period. The fair value of the stock options granted during 2008 was estimated using the following assumptions:

Grant Date	Expected Life	Expected Volatility	Risk-Free Interest Rate	Grant Date Fair Value per Option
May 15, 2008	3.10 years	51%	2.58%	$3.72

On May 15, 2008 the board of directors also granted 34,916 restricted stock units that vested on May 27, 2008, and 168,843 restricted stock units that vest in May 2009.

Share-based compensation expense for stock option and restricted stock unit grants recorded in the first six months of 2008 totaled $3.1 million, compared to $2.8 million in the same period last year. The increase resulted from a larger pool of employees receiving share-based compensation. Share-based compensation grants were not material in the first quarters of 2008 and 2007.

Note 11.	Long-term Debt and Credit Agreement

In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In both September 2006 and September 2007, we amended and extended the agreement one additional year. Amounts borrowed under the credit agreement were to be available for general corporate purposes. Our then 29.7 % interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our indirect wholly owned subsidiary, was pledged as collateral under the credit agreement. The interest rate on the agreement was either 2.25% above the London InterBank Offered Rate (“LIBOR”) or an alternate base rate plus 1.25%. We have made quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. There were no outstanding borrowings at December 31, 2007.

On April 16, 2008, the credit agreement was amended and restated in connection with our acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine (see Note 14 for further discussion of the Greens Creek acquisition). The amended and restated agreement involves a $380 million facility, consisting of a $140 million three-year term facility maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which matures in October 2008.

We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, with the remaining $20 million unused balance available for general corporate purposes. The first term facility principal payment is due on September 30, 2008. At June 30, 2008, the current portion of the $140 million outstanding term facility balance was $65 million, and all of the $220 million outstanding bridge facility balance was classified as current at June 30, 2008. Scheduled debt repayments at June 30, 2008 are $256.6 million for the remainder of 2008, $48.3 million in 2009, $43.8 million in 2010 and $11.3 million in 2011. We and all of our material U.S. subsidiaries guarantee the amended and restated credit agreement.

The interest rate on the term facility is either a range of 1.25% to 2.00% above LIBOR or an alternative base rate plus a range of 0.25% to 1.00% depending on the Company’s leverage ratio. However, we have entered into a interest rate swap agreement to manage the effects of interest rate volatility on the term facility (see Other Commitments in Note 6). Our interest rate on the term facility was 5.005% at June 30, 2008.

The bridge facility has an interest rate of either LIBOR plus 3.00% or an alternative base rate plus 2.00%. At June 30, 2008, our interest rate on the bridge facility was 5.5%. During the second quarter of 2008, we made interest-only payments totaling $1.4 million for the term facility, including net amounts paid for interest rate swap spreads, and $2.3 million for the bridge facility. We have also paid a commitment fee equal to 0.50% per annum on the unused portion of the bridge facility. The amended and restated credit agreement includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We are in compliance with all covenants and other requirements related to the amended and restated credit agreement as of June 30, 2008.

Note 12.	Developments in Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161),” to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for both interim and annual reporting periods beginning after November 15, 2008. We are currently evaluating the potential impact of this statement on our consolidated financial statements and at this time we do not anticipate a material effect.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of No. ARB 51,” which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. We are currently evaluating the potential impact of this statement on our consolidated financial statements and at this time we do not anticipate a material effect.

In December 2007, the FASB revised SFAS No. 141 “Business Combinations (SFAS No. 141(R)).” The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination as follows:

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

•	in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

The adoption of SFAS No. 141(R) does not currently have a material effect on our Consolidated Financial Statements. However, any future business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this statement.

Note 13. Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities without a material effect on our results of operations and financial position. The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our results of operations and financial position.

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

The table below sets forth our financial assets that were accounted for at fair value on a recurring basis as of June 30, 2008, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category. The amounts include financial asset balances relating to our discontinued Venezuelan operations, which are classified as “assets of operations held for sale” on the Condensed Consolidated Balance Sheet (Unaudited) (see Note 5 for further discussion). We did not have financial liabilities accounted for at fair value on a recurring basis as of June 30, 2008. In addition to the assets listed below, we held an interest rate swap contract for which fair value was not material to our financial statements.

	Balance at June 30, 2008	Input Hierarchy Level
Cash and cash equivalents	$47,162	Level 1
Trade accounts receivable	30,255	Level 2
Current restricted cash	2,059	Level 1
Non-current investments	6,530	Level 1
Non-current restricted cash	36,741	Level 1

The provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” also became effective for us on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The provisions of SFAS No. 159 have not had a material effect on our financial position or results of operations as of and for the three and six-month periods ended June 30, 2008.

Note 14.	Acquisitions

Acquisition of 70.3% of Greens Creek

On April 16, 2008, we completed the acquisition of all of the equity of the Rio Tinto, PLC subsidiaries holding a 70.3% interest in the Greens Creek mine, consolidating our ownership of this world-class, low-cost silver asset with which we have been intimately knowledgeable through our 20-year history as a joint venture partner . We announced the agreement for this transaction on February 12, 2008. Our wholly-owned subsidiary, Hecla Alaska LLC, previously owned an undivided 29.7% joint venture interest in the assets of Greens Creek. The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine.

The purchase price was composed of $700 million in cash and 4,365,000 shares of our common stock valued at $53.4 million, and estimated acquisition related costs of $5.1 million for a total acquisition price of $758.5 million. The number of common shares issued, 4,365,000, was determined by dividing $50 million by the volume-weighted average trading price for the 20 trading days immediately prior to the second trading day immediately preceding the closing date. For purchase accounting, the valuation of the shares was based upon the average closing price of Hecla shares a few days before and after April 14, 2008 (two days prior to the closing date of the acquisition on April 16, 2008).

The cash portion of the purchase price was partially funded by a $380 million debt facility, which includes a $140 million three-year term facility and a $240 million bridge facility, which matures in October 2008. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction. See Note 11 for more information on the debt facility.

The following summarizes the preliminary allocation of purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Consideration:
Cash payments	$700,000
Hecla stock issued (4,365,000 shares at $12.23 per share)	53,384
Acquisition related costs	5,074
Total purchase price	$758,458

Fair value of net assets acquired:
Cash	$16,938
Product inventory	28,510
Other current assets	15,597
Property, plants, equipment and mineral interests, net	691,827
Identified intangible	5,994
Deferred tax asset	23,000
Other assets	21,279
Total assets	803,145

Less: Liabilities assumed	44,687

Net assets acquired	$758,458

Included in the acquired assets are account receivable valued at approximately $9.8 million due under provisional sales contracts based on the fair values of the underlying metals at acquisition date. Final pricing settlements on all receivables acquired at April 16th occurred at various times during this period, at which time negative price adjustments were recorded as reductions of revenue.

The $691.8 million fair value for “Property, plants, equipment and mineral interests, net” acquired is comprised of $5.0 million for the asset retirement obligation, $266.7 million for development costs, $66.8 million plants and equipment, $7.2 million for land, and $346.1 million for value beyond proven and probable reserves.

As noted in the table above, we attributed approximately $6.0 million of the purchase price to an intangible asset. Amortization of the intangible asset is expected to total approximately $1.2 million annually through the year 2012.

The results of operations of this acquisition have been included in the Condensed Consolidated Financial Statements from the date of acquisition. As a result, product and material and supplies inventory balances at June 30, 2008 reflect our 100% share of Greens Creek’s balances, while December 31, 2007 amounts reflect our 29.7% ownership prior to acquisition. The value of the acquired 70.3% portion of Greens Creek product inventory was based upon its fair market value as of the acquisition date, resulting in increased cost of sales by approximately $16.6 million during the second quarter of 2008. The acquired product inventory has all been sold.

The unaudited pro forma financial information below represents the combined results of our operations as if the Greens Creek acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results.

	Three months ended		Six months ended
(In thousands, except per share amounts)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales of products	$72,093	$97,214	$139,545	$168,432
Income (loss) from continuing operations	(7,840)	39,850	10,232	57,822
Income (loss) applicable to common shareholders	(41,919)	24,637	(25,337)	39,478
Basic and diluted income (loss) per common share	(0.33)	0.20	(0.20)	0.32

The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of the interest expense that would have been incurred, and the dividends on the mandatory convertible preferred stock that would have been incurred. Also included in the three-month and six-month periods ended June 30, 2007 is a nonrecurring adjustment of $16,637 for the purchase accounting valuation for product inventory.

Agreement to acquire Independence

On February 13, 2008, we announced an agreement to acquire substantially all of the assets of Independence Lead Mines Company (“Independence”), located in northern Idaho’s Silver Valley, for 6,936,884 shares of our common stock, which had an estimated fair value of $55.9 million at August 4, 2008. Included in the assets to be acquired is a land position near our Lucky Friday unit in the Silver Valley, in close proximity to where we have initiated a significant generative exploration program. The assets to be acquired also include mining claims held by Independence pertaining to an agreement with the Lucky Friday mine, which includes all future interest or royalty obligation by us to Independence. The transaction is subject to approval by the shareholders of Independence, and Independence is subject to a $1.25 million transaction break-up fee under specific circumstances associated with the agreement. Completion of the transaction is expected to take place during the third quarter of 2008.

Acquisition of San Juan Silver Mining Joint Venture earn-in rights

On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc., acquired the right to earn into a 70% interest in the San Juan Silver Joint Venture, which holds an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado, for a total of 927,716 shares of our common stock, valued at $9.4 million. The agreement also consists of a three-year buy-in with a total value of $23.2 million, consisting of exploration work and cash. We can earn up to a 70% joint interest by paying Emerald Mining & Leasing, LLC, and Golden 8 Mining, LLC, a total of $11.2 million in common stock, by spending $6 million in exploration on the property during the first year, and by committing to an additional total of $6 million in exploration work over the subsequent two years.

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

We produce both metal concentrates, which we sell to custom smelters, and unrefined gold bullion bars, which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into three segments that encompass our operating units and significant exploration interests:

•	The Lucky Friday unit;
•	The Greens Creek unit; and
•	The San Sebastian unit and various exploration activities in Mexico.

Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented, with assets and liabilities associated with our Venezuelan operations reported as held for sale as of June 30, 2008 on the Condensed Consolidated Balance Sheet (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela as of and for the three and six-month periods ended June 30, 2008, and have restated the corresponding information for all periods presented.

Metals prices represent one of our greatest opportunities, and risks, as well as the bases for some of our most significant estimates. In the second quarter and first six months of 2008, the prices of silver, gold, and lead all exceeded their levels from the same periods last year, however, zinc prices were lower.

The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Our current business strategy is to focus our financial and human resources in several areas:

•

Assuming operating responsibility for and fully integrating our acquisition in April 2008 of the remaining 70.3% of the Greens Creek Joint Venture in Alaska, of which we previously held 29.7%, which will double our silver production by giving us sole ownership of the world’s fifth largest silver mine (See Note 14 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion);

•	Expanding our proven and probable reserves, and production capacity, at operating properties;
•

Investing in the generation of new exploration projects in the vicinities of four world-class mining districts we believe to be under-explored and under-invested, including North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District, the prolific silver-producing district near Durango, Mexico, Alaska’s Admiralty Island located offshore of Juneau, and the Creede district of Southwestern Colorado;

•	Continuing to seek opportunities to capitalize on the recent increase in investment in mining properties and companies through acquisition; and
•

Along with the expansion occurring in 2008 as a result of our acquisition of the remaining interest in Greens Creek, the right to earn into a 70% interest in the San Juan Silver Mining Joint Venture, and an agreement to acquire substantially all of the assets of Independence Lead Mines Company, as discussed further in Note 14 of Notes to the Condensed Consolidated Financial Statements (Unaudited), we plan to continue to seek opportunities for growth both internally and through acquisition. See the Results of Operations and Financial Liquidity and Capital Resources sections below.

Our estimate for 2008 silver production is approximately 9 million ounces, which includes production resulting from our April 16, 2008 acquisition of the companies owning the remaining 70.3% of the Greens Creek mine (discussed in Notes 14 of Notes to the Condensed Consolidated Financial Statements (Unaudited)).

Results of Operations

For the second quarter and first six months of 2008, we recorded losses applicable to common shareholders of $44.4 million and $32.3 million ($0.35 and $0.26 per common share, respectively), compared to income applicable to common shareholders of $24.2 million and $32.3 million ($0.20 and $0.27 per common share) during the same periods in 2007. The following factors resulted in the reduced results for the second quarter and first six months of 2008, compared to the same periods in 2007:

•

Decreased gross profit at our Greens Creek and Lucky Friday units, by $15.2 million and $7.1 million, respectively, for the second quarter of 2008, and by $17.1 million and $2.6 million, respectively, for the first six months of 2008, compared to the same 2007 periods (see the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of these variances).

•

Increased loss on discontinued operations at the La Camorra unit, by $7.5 million and $5.9 million, respectively, for the second quarter and first six months of 2008, compared to the same 2007 periods, including foreign exchange losses in the first six months of 2008 exceeding those in 2007 by $7.2 million (see the Discontinued Operations – La Camorra Unit section below).

•

A loss on the impairment of our interests in Venezuela of $11.4 million, net of income tax effect, in the second quarter of 2008 (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•	The sale of our interest in the Hollister Development Block gold exploration project in April 2007, which resulted in a pre-tax gain of $63.8 million reported in the second quarter of 2007.
•	Interest expense of $5.8 million as a result of debt incurred for the purchase of the remaining interest in the Greens Creek joint venture.
•	Decreased average prices for zinc produced at our operations, illustrated by the following table comparing the average prices for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Silver – London PM Fix ($/ounce)	$17.17	$13.34	$17.43	$13.33
Gold – London PM Fix ($/ounce)	$896	$667	$911	$659
Lead – LME Final Cash Buyer ($/pound)	$1.05	$0.99	$1.18	$0.90
Zinc – LME Final Cash Buyer ($/pound)	$0.96	$1.66	$1.03	$1.62

The factors above, which negatively impacted our 2008 operating results for the three and six-month periods ended June 30, 2008, were partially offset by the items listed below:

•

Recognition of $44.7 million to increase our current estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site. During the second quarter of 2007, we finalized a proposed multi-year clean-up plan for the upper portion of the Coeur d’Alene Basin, together with an estimate of related costs to implement the plan. Based on that work and a reassessment of our other potential liabilities in the Basin, we increased our accrual for remediation in the Basin by $42 million. We also accrued an additional $2.7 million for the remaining Bunker Hill Superfund Site work. For additional discussion, see Bunker Hill Superfund Site and Coeur d’Alene River Basin Environmental Claims in Note 6 of Notes to Consolidated Financial Statements.

•	Sale of our 8.2 million shares of Great Basin Gold stock in the second quarter of 2008, resulting in an $8.1 million gain.
•	Increased average prices for silver, gold and lead produced at our operations, as illustrated by the table above.

The Greens Creek Segment

Below is a comparison of the operating results and key production statistics of our Greens Creek segment, which reflects our 29.7% ownership share through April 16, 2008 and our 100% ownership thereafter, as we completed the acquisition of the companies holding the remaining 70.3% ownership of the Greens Creek mine on April 16. See Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of the acquisition. Dollars are presented in thousands, except for per ton and per ounce amounts.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$47,557	$22,450	$60,723	$38,699
Cost of sales and other direct production costs	(41,697)	(8,220)	(46,571)	(13,991)
Depreciation, depletion and amortization	(8,941)	(2,099)	(10,777)	(4,230)
Gross profit (loss)	$(3,081)	$12,131	$3,375	$20,478

Tons of ore milled	155,535	48,466	205,585	102,820
Silver ounces produced	1,744,341	688,623	2,240,194	1,393,551
Gold ounces produced	15,256	4,497	20,108	9,349
Zinc tons produced	13,445	3,951	17,919	8,553
Lead tons produced	4,701	1,437	6,139	2,992
Silver ounces per ton	15.88	18.19	15.31	17.23
Gold ounces per ton	0.16	0.13	0.15	0.13
Zinc percent	10.36	9.13	10.35	9.34
Lead percent	3.91	3.75	3.85	3.66
Total cash cost per silver ounce (1)	$2.10	$(3.45)	$0.50	$(4.04)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $15.1 million and $17.1 million decreases in gross profit during the second quarter and first six months of 2008, respectively, compared to the same 2007 periods, were primarily the result of the following factors:

•

higher cost of sales by approximately $16.6 million in the second quarter of 2008 which includes the fair value of the finished and in-process inventory acquired upon purchase of the 70.3% ownership. Upon the sale of the acquired inventory, the fair market value was expensed, which increased the cost of sales, and decreased the gross profit margin. The lower of cost or market represents the difference between the fair value of the acquired inventory and the acquired company’s cost to produce;

•

higher depreciation, depletion and amortization expense as a result of the fair market valuation of the acquired 70.3% share of property, plant, equipment and mineral interests at the acquisition date;

•	13% and 11% declines in silver ore grades for the second quarter and first six months of 2008, compared to the same 2007 periods;
•	lower average zinc prices; and
•	higher prices for diesel fuel and other consumables.
•	a 97% increase in per ounce treatment and freight costs
•	declining metals prices following acquisition of accounts receivable on April 16th, resulting in negative price adjustments to revenues upon final settlement

Cash distributions were not made from the Greens Creek Joint Venture to the joint venture partners during the period between signing the agreement to purchase the remaining 70.3% of Greens Creek on February 12, 2008 and closure of the transaction on April 16, pursuant to the agreement. This resulted in the transfer of 70.3% of the accumulated cash balance to us upon closing the transaction, which reduced our cash purchase price for the 70.3% interest by approximately $16.9 million.

The Greens Creek operation is currently powered by diesel generators, and production costs have been significantly affected by increasing fuel prices. As a result, infrastructure has been installed that will allow hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This project is anticipated to reduce production costs at Greens Creek in the future. AEL&P has agreed to supply its excess power to Greens Creek, however, supply has been hampered by low reservoir water supplies and high demand in the Juneau vicinity. Because most of Greens Creek’s power is currently generated by diesel generators on-site, the mine was unaffected by recent avalanches which have impaired utility power in the region.

The Greens Creek joint venture maintains a restricted trust for future reclamation funding. The balance of the restricted cash account was $30.4 million at June 30, 2008, of which we own 100%, and $30.0 million at December 31, 2007, of which our 29.7% portion was $8.9 million.

The $5.55 and $4.54 negative variances in total cash cost per ounce for the second quarter and first six months of 2008, respectively, compared to 2007, are attributable to lower silver grades and higher smelter treatment costs, partially offset by increased by-product credits, despite reduced zinc prices, as 2008 lead and gold prices have continued to exceed prices during the same 2007 periods. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$16,438	$21,981	$39,899	$38,832
Cost of sales and other direct production costs	(10,546)	(9,169)	(20,734)	(17,412)
Depreciation, depletion and amortization	(1,186)	(977)	(2,263)	(1,914)
Gross profit	$4,706	$11,835	$16,902	$19,506

Tons of ore milled	83,448	83,571	163,815	168,419
Silver ounces produced	665,165	804,117	1,424,468	1,656,230
Lead tons produced	4,461	4,852	9,170	9,598
Zinc tons produced	2,543	2,060	5,090	4,105
Silver ounces per ton	8.63	10.45	9.32	10.70
Lead percent	5.82	6.28	6.03	6.21
Zinc percent	3.68	3.14	3.60	3.14
Total cash cost per silver ounce (1)	$6.93	$(0.72)	$3.76	$0.56

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The $7.1 million and $2.6 million decreases in gross profit for the second quarter and first six months of 2008, compared to the same 2007 periods, respectively, resulted primarily from lower silver production due to silver ore grades that decreased by 17% and 13%, respectively, a 63% increase in per ounce treatment and freight charges for concentrates, and lower average zinc prices. The lower silver ore grades are due to the nature of the ore body and efforts to optimize the mine plan given the high metal prices.

The $7.65 and $3.20 increases in total cash costs per silver ounce in the second quarter and first six months of 2008, compared to the same 2007 periods, are also attributed primarily to the lower silver ore grades, increased smelter charges and higher mining and milling costs. The negative second quarter variance was also a result of reduced by-product credits, due to lower zinc prices and lower lead production caused by a decline in lead ore grades. Mining at longer strike lengths at the Lucky Friday has allowed us to take advantage of the high metal prices and the mill’s ability to recover more zinc due to recent upgrades. This results in an economic benefit and allows us to temporarily mine lower grade ore that is below anticipated life-of-mine reserve levels, which also delays some production of metals included in the reserve to later periods. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

The San Sebastian Segment

We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit located in Mexico during the fourth quarter of 2005. However, significant exploration efforts have continued during 2006, 2007, and 2008 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold approximately 500 square miles of contiguous concessions. Concessions totaling 166 square miles were added to our land package at the San Sebastian segment during the first quarter of 2008. Additional exploration activity at the San Sebastian unit in 2007 and 2008 has included completion of initial drilling on a number of veins at our Rio Grande project, where our concession holdings cover approximately 5 square miles. We incurred $2.0 million and $3.6 million, respectively, in exploration expenses during the second quarter and first six months of 2008 at San Sebastian, compared to $1.8 million and 3.1 million in the comparable periods of 2007. The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts.

Discontinued Operations - The La Camorra Unit

During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries holding our business and operations of the La Camorra Unit. On June 19, 2008, we announced that it had entered into an agreement to sell 100% of the shares of El Callao and Drake-Bering to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 4,273,504 shares of Rusoro common stock. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s Venezuelan business and operations have been classified as held for sale and the results of its operations have been reported in discontinued operations for all periods presented. See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

The following is a comparison of the operating results and key production statistics of our discontinued Venezuelan operations, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands, except per ton and per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$14,521	$15,669	$23,855	$35,714
Cost of sales and other direct production costs	(18,519)	(16,749)	(21,656)	(31,620)
Depreciation, depletion and amortization	(1,677)	(4,427)	(4,785)	(9,197)
Gross (loss)	$(5,675)	$(5,507)	$(2,586)	$(5,103)

Tons of ore processed	4,613	37,430	25,516	98,059
Gold ounces produced	5,179	21,546	22,160	53,025
Gold ounces per ton	1.920	0.758	0.894	0.558
Total cash cost per gold ounce (1)	$2,155	$577	$996	$514

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The increase in gross loss for the second quarter of 2008, compared to the same period in 2007, primarily resulted from the following:

•

Decreased production from Mina Isidora due primarily to suspension of operations there during much of the second quarter of 2008 as a result of: government intervention, lower mine productivity due to labor interruptions, disruptions to ore haulage due to attacks on the vehicles subsequent to leaving the mine site, and low mine equipment availability resulting from lack of parts and supplies due to theft and delivery delays.

•

The end of the known mine life at the La Camorra mine was reached in June 2007, which also had a negative impact on 2008 production, compared to the same 2007 period, as substantially all mine production came from Mina Isidora in 2008.

•

Escalating labor, commodity and transportation costs. The higher transportation costs were related to haulage of ore mined from Mina Isidora and ore purchased from small third-party mining operations to our milling facility located approximately 70 miles from Mina Isidora.

The gross loss improvement for the first six months of 2008, compared to the same 2007 period, primarily resulted from higher average gold prices and ore grades, partially offset by the factors discussed above having a negative impact on second quarter 2008 operating results, as compared to results for the second quarter of 2007.

Exchange control regulations in Venezuela have historically limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that are maintained in Venezuela totaled a U.S. dollar equivalent, at official exchange rates, of approximately $1.3 million at June 30, 2008 and $30.0 million at December 31, 2007. The $1.3 million held at June 30, 2008 is classified as “assets of operations held for sale” on the Condensed Consolidated Balance Sheet. Pursuant to the sale agreement, Rusoro paid us $0.9 million for the U.S. dollar equivalent of Bolívares-denominated cash balances held in Venezuela at the close of the sale, converted at official rates.

Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we incurred foreign currency losses. During the second quarter of 2008, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses of $13.3 for the difference. No such exchanges were made during the first quarter of 2008. During the second quarter and first six months of 2007, we exchanged the U.S. dollar equivalent of approximately $26.7 million and $29.8 million, respectively, at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $15.2 million and $17.0 million, respectively, at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses of $11.5 million and $12.8 million for the differences. All of the conversion losses discussed above were incurred on repatriations of cash from Venezuela, and are included in the losses from discontinued operations, net of taxes on the Consolidated Statement of Operations for those periods.

Corporate Matters

Other significant variances affecting the results of our second quarter and first six months of 2008, as compared to the same periods in 2007, were as follows:

•

higher general and administrative expense, by $1.0 million and $2.7 million for the three and six-month periods ended June 30, 2008, which is primarily the result of increased staffing and incentive compensation expense;

•

overall increase in exploration expense of $4.1 million and $6.4 million for the second quarter and first six months of 2008, due primarily to a surface drilling and generative exploration program in North Idaho’s Silver Valley, increased underground exploration at our Lucky Friday unit, and continued exploration activity at our San Sebastian unit in Mexico;

•

lower pre-development expense in the second quarter and first half of 2008, by $0.1 million and $1.0 million, respectively, as a result of our sale of the Hollister Development Block project in April 2007;

•

a decrease in the provision for close operations and environmental matters, by $45.0 million and $44.9, respectively, for the second quarter and first six months of 2008, compared to the same 2007 period. The decreases are a result of the $44.7 million second quarter 2007 adjustment to increase our estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site (as further discussed in the Results of Operations section above) and closure advancement at various sites;

•	$1.0 million and $0.8 million decreases in interest income for the second quarter and first six months of 2008, compared to the 2007 periods, due to lower cash balances;
•

higher interest expense by $5.6 million for the second quarter of 2008 and $5.5 million for the first six months of 2008, compared to the same periods of 2007, due to the addition of $360 million in debt as a result of our April 16, 2008 acquisition of 70.3% of Greens Creek. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility;

•

an income tax provision of $0.3 million and an income tax benefit of $3.8 million for the second quarter and first six months of 2008, compared to income tax provisions of $0.1 million and $0.3 million for the second quarter and first six months of 2007. See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information; and

•

$3.3 million and $6.5 million increases in preferred stock dividends when comparing the second quarter and first six months of 2008 to the same 2007 periods, due to the issuance of 2,012,500 shares of Mandatory Convertible Preferred Stock in December 2007, with the dividends for the first quarter of 2008 and the cumulative unpaid dividends for the period from issuance through December 31, 2007 payable on April 1, 2008.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Lucky Friday and Greens Creek units for the three and six months ended June 30, 2008 and 2007 (in thousands, except costs per ounce). Tables in previous periods have presented gold cost per ounce, however as a result of our plan to sell all of the outstanding capital stock of El Callao and Drake-Bering, our gold operations has been reclassified as discontinued operations.

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

Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited).

	Total, All Properties

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total cash costs (1)	$8,269	$(2,950)	$6,484	$(4,699)
Divided by ounces produced	2,409	1,493	3,664	3,050
Total cash cost per ounce produced	$3.43	$(1.98)	$1.77	$(1.54)
Reconciliation to GAAP:
Total cash costs	$8,269	$(2,950)	$6,484	$(4,699)
Depreciation, depletion and amortization	9,855	3,078	12,768	6,145
Treatment and freight costs	(23,922)	(7,647)	(34,776)	(16,108)
By-product credits	49,147	26,694	78,729	51,526
Change in product inventory	18,452	1,241	16,523	589
Reclamation and other costs	569	50	617	95
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$62,370	$20,466	$80,345	$37,548

	Greens Creek Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total cash costs (1)	$3,658	$(2,375)	$1,127	$(5,633)
Divided by silver ounces produced	1,744	689	2,240	1,394
Total cash cost per ounce produced	$2.10	$(3.45)	$0.50	$(4.04)
Reconciliation to GAAP:
Total cash costs	$3,658	$(2,375)	$1,127	$(5,633)
Depreciation, depletion and amortization	8,669	2,100	10,505	4,231
Treatment and freight costs	(18,663)	(3,742)	(23,566)	(8,778)
By-product credits	38,180	13,359	52,402	27,559
Change in product inventory	18,232	933	16,275	760
Reclamation and other costs	530	44	573	83
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$50,606	$10,319	$57,316	$18,222

	Lucky Friday Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total cash costs (1)	$4,611	$(575)	$5,357	$934
Divided by silver ounces produced	665	804	1,424	1,656
Total cash cost per ounce produced	$6.93	$(0.72)	$3.76	$0.56
Reconciliation to GAAP:
Total cash costs	$4,611	$(575)	$5,357	$934
Depreciation, depletion and amortization	1,186	978	2,263	1,914
Treatment and freight costs	(5,259)	(3,905)	(11,210)	(7,330)
By-product credits	10,967	13,335	26,327	23,967
Change in product inventory	220	308	248	(171)
Reclamation and other costs	39	6	44	12
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$11,764	$10,147	$23,029	$19,326

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

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	June 30, 2008	December 31, 2007
Cash and cash equivalents held in U.S. dollars	$42.7	$343.1
Cash and cash equivalents held in foreign currency	3.1	30.0
Adjustable rate securities	—	4.0
Marketable equity securities, current	—	21.8
Marketable equity securities, non-current	6.5	8.4
Total cash, cash equivalents and investments	$52.3	$407.3

Cash and cash equivalents decreased by $355.3 million in the first half of the year, as discussed below. Cash held in foreign currencies increased due to operating activities in the first and second quarters, then decreased in the second quarter as we exchanged Venezuelan Bolívares valued at approximately $38.7 million at the official exchange rate for approximately $25.4 million at the open market exchange rate, incurring a loss on the difference. Current marketable equity securities were eliminated due to our sale of 8.2 million shares of Great Basin Gold, Inc. stock in the second quarter. The decrease in valuation of non-current equity securities was due to changes in the market values of the securities. In July 2008, we received $21.7 million cash and 4,273,504 shares of common stock from Rusoro Mining Ltd. pursuant to the sale of our business interests in Venezuela, as discussed in Note 5 in Notes to Condensed Consolidated Financial Statements(Unaudited).

As discussed further below, a portion of the Greens Creek acquisition was funded by $220 million drawn under a six-month bridge loan, which matures in October 2008. As a result, we believe our cash, cash equivalents, short-term investments, non-current equity investments, and cash from operations may not be adequate to meet our obligations during the next twelve months without the potential addition of new debt or equity financing. We estimates that approximately $50 million to $60 million will be committed to sustaining and growth capital expenditures through the end of the year, and $100 to $110 million over the next twelve months. We may defer some capital investment activities until we secure additional capital, if necessary, to maintain liquidity. We also may pursue additional acquisition opportunities, which would require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash provided by operating activities	$4.0	$24.4

The lower cash provided by operating activities in the first half of 2008, compared to the same 2007 period, primarily resulted from losses from discontinued operations, particularly related to foreign exchange losses totaling $13.3 million incurred on exchange of Venezuelan Bolívares for U.S. dollars as described above. In total, losses on discontinued operations in 2008 have exceeded those in 2007 by $10.7 million. Cash provided by operating activities from continuing operations totaled $16.6 million in the first half of 2008 compared to $26.3 million in the same period of 2007.

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash used in investing activities	$679.0	$5.8

Cash used in investing activities was higher in the first quarter of 2008 than in 2007 primarily as a result of the acquisition of the remaining interest in the Greens Creek Joint Venture from Rio Tinto, PLC for $688.1 million (net of cash received), along with Hecla stock valued at approximately $53 million. In addition, we invested $31.2 million cash in property, plant, and equipment in 2008, up from $12.3 million in 2007, and an additional $10.5 million for its non-cash acquisition of properties paid for with the Hecla stock. Capital investment in our Lucky Friday unit was primarily for sustaining capital that will facilitate extension of our mine plan to deeper levels beneath which current hoisting and ventilation infrastructure must be developed. Capital investment at the Greens Creek unit, of which we have owned 100% since April 16, 2008, was also for sustaining capital that will modernize communications and the hauling fleet, and will provide additional tailings capacity.

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash provided by financing activities	$347.6	$2.4

The most significant financing activity in 2008 was the receipt of $360 million related to the amended credit agreement entered into in connection with the acquisition of the remaining interest in the Greens Creek Joint Venture as described in Business Combinations. The primary use of cash for financing activities was the payment of dividends on Series B and mandatory convertible preferred stock. We have paid $0.1 million in dividends quarterly on Series B preferred shares since 2005. In addition, mandatory convertible preferred shares were issued in December of 2007, with two dividend payments have occurring in 2008. In 2007, $2.9 million was received from the sale of shares issued under our stock option plans

Acquisition of the Greens Creek Joint Venture

On April 16, 2008, we completed our acquisition of the remaining 70.3% of the Greens Creek Joint Venture from a subsidiary of Rio Tinto. We have been a partner in the Joint Venture for approximately 20 years. The 70.3% interest was acquired for $700 million cash and 4.4 million shares of Hecla common stock, which was valued at $53 million. The $700 million in cash paid to Rio Tinto included $220 million in proceeds from bridge financing maturing in October 2008, a $140 million three-year amortizing term loan facility maturing on March 31, 2011, and $325 million in cash which we held prior to closing, in addition to the $15 million previously provided as earnest money.

The term loan requires quarterly principal payments commencing September 30, 2008 of $18.3 million through the second quarter of 2009, followed by $10.0 million through March 31 of 2010, followed by $11.5 million through March 31, 2011, along with accrued interest. We anticipate funding our obligation for the term loan facility through cash generated by operations. However, no assurances can be made that cash flow will be adequate to meet this obligation. See the discussion of Future Metals Prices in the Critical Accounting Estimates below.

We expect to meet our obligation for the bridge financing through a combination of cash generated by operations and additional financing alternatives, which may involve incurring additional debt, the issuance of equity or asset sales. However, no assurances can be made that operating cash flows will be realized or that these financing alternatives will be available to us.

Contractual Obligations, Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders and certain capital expenditures and lease arrangements as of June 30, 2008 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 Years	Total
Purchase obligations (1)	$10,955	$—	$—	$—	$10,955
Long-term debt (2)	293,610	78,333	—	—	371,943
Commitment fees (2)	30	—	—	—	30
Contractual obligations (3)	23,911	—	—	—	23,911
Operating lease commitments (4)	2,172	2,020	473	—	4,665

Total contractual cash obligations	$330,678	$80,353	$473	$—	$411,504

(1)

Consists of open purchase orders of approximately $5.5 million at the Lucky Friday unit and $5.5 million at the Greens Creek unit. Included in these amounts are approximately $5.1 million and $5.3 million related to various capital projects at the Lucky Friday and Greens Creek units, respectively.

(2)

On April 16, 2008, in connection with the completion of our acquisition of the companies owning 70.3% of the Greens Creek mine, our already-existing $30 million revolving credit agreement was amended and restated to become a $380 million credit facility, consisting of a $140 million three-year term facility maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which matures in October 2008. $220 million of the bridge facility was used at the time of closing the Greens Creek transaction, with the remaining $20 million unused balance available for general corporate purposes. We pay a quarterly commitment fee at an annual rate of 0.50% of the unused portion of the bridge facility, which remained at $20 million at June 30, 2008. A total of $360 million related to the amended and restated agreement was outstanding at June 30, 2008. For more information, see Note 11 of Notes to Condensed Consolidated Financial Statements.

(3)

Includes approximately $9.6 million for various capital projects at the Greens Creek unit. Total contractual obligations at June 30, 2008 also included approximately $14.3 million for commitments relating to non-capital items at Greens Creek.

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

On April 16, 2008, we completed the acquisition of the remaining 70.3% of the Greens Creek mine. Accordingly, our obligations relating to open purchase orders, capital projects, transportation and other non-capital cost commitments, and all other items relating to Greens Creek reflect our 100% ownership, versus 29.7% historically. For more information on the acquisition, see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited).

On June 19, 2008, the Company announced that it had entered into an agreement to sell 100% of our wholly owned subsidiaries holding the Company’s business and operations in Venezuela, and the transaction closed on July 8, 2008. See Note 5 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion of the sale. As a result, our obligations relating to the discontinued La Camorra unit for open purchase orders, transportation and other non-capital commitments, and future royalty obligations were eliminated upon completion of the sale.

Within the area mined by Lucky Friday, we control the Gold Hunter property under a long-term operating agreement with Independence Lead Mines Company (“Independence”) expiring in February 2018 and renewable thereafter, that entitles us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. Under the current agreement, we would be obligated to pay a net profits interest of 18.52% to Independence after we have recouped our costs to explore and develop the property. Recoupment depends on, among other factors, metals prices and the extent of capital invested in Lucky Friday. In February 2008, we announced an agreement to purchase substantially all of the assets of Independence, which would result in our ownership of 100% of the property, thus eliminating our obligation to outside third parties (See Note 14 of Notes to the Condensed Consolidated Financial Statements (Unaudited)).

We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At June 30, 2008, our reserves for these matters totaled $111.7 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 6 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

At June 30, 2008, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Obligations for Environmental, Reclamation and Closure Matters

The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed between us, and various regulatory agencies with oversight over the properties. We have estimated our liabilities with counsel and in accordance with appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

Mineral Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report filed on Form 10-K for the period ended December 31, 2007. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2008, which are sensitive to changes in interest rates, commodity prices and exchange rates and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part II, Item 1A. Risk Factors).

Cash

Exchange control regulations in Venezuela have limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that are maintained in Venezuela totaled a U.S. dollar equivalent, at official exchange rates, of approximately $1.3 million at June 30, 2008 and $30.0 million at December 31, 2007. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela to Rusoro Mining, Ltd. (“Rusoro”), with the transaction closing on July 8, 2008 (see Note 5 for further discussion of the transaction). The $1.3 million held at June 30, 2008 is included in the assets of operations held for sale line of the Condensed Consolidated Balance Sheet. Pursuant to the sale agreement, Rusoro paid us $0.9 million for the U.S. dollar equivalent of Bolívares-denominated cash balances held in Venezuela at the close of the sale, converted at official rates.

Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that are higher than the official rate (parallel rate) on which we incurred foreign currency losses. During the second quarter of 2008, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the difference. No such exchanges were made during the first quarter of 2008. During the second quarter and first six months of 2007, we exchanged the U.S. dollar equivalent of approximately $26.7 million and $29.8 million, respectively, at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $15.2 million and $17.0 million, respectively, at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the differences. All of the conversion losses discussed above were incurred on repatriations of cash from Venezuela, and are included in losses from discontinued operations, net of taxes on the Consolidated Statement of Income for those periods.

Short-term Investments

From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of June 30, 2008.

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

Interest-Rate Risk Management

At June 30, 2008, we had $360 million in debt associated with the acquisition of the remaining 70.3% of the Greens Creek mine. The debt consists of a $140 million three-year amortizing term facility and a $220 million bridge facility, which matures on October 15, 2008. The term loan requires the company to hedge the floating rate interest rate exposure and on May 5, 2008, the Company entered into an interest rate swap, which converted the interest rate to a 3.38% fixed rate plus an additional marginal rate ranging from 1.25% to 2.00%, over the term of the loan. With regard to the bridge facility, the interest rate fluctuates based on the current London Interbank Borrowing Rate. A hypothetical 100 basis-point change in the variable interest rate for the bridge facility would change our monthly interest expense by an estimated $0.2 million. For additional information regarding our credit facility, see Note 11 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

In May 2008, we entered into a interest rate swap agreement that has the economic effect of modifying the LIBOR-based variable interest obligations associated with the $140 million term facility maturing on March 31, 2011 so that the interest payable on the note effectively became fixed at a rate of 5.005% until maturity on March 31, 2011. The terms of the interest rate swap agreement and the notes that the swap agreement pertains to match, including the notional amounts, interest rate reset dates, and maturity dates. The fair value of the swap totaled an unrealized gain of $75,000 at June 30, 2008. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities . The unrealized gain is included in accumulated other comprehensive income and the corresponding fair value receivable is included in other current assets in our condensed consolidated balance sheet.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2008, we implemented a new business system at our corporate office to facilitate automation of our accounting processes. We believe the new system will enhance existing controls over financial reporting by decreasing manual controls inherent in our prior system.

On April 16, 2008, we acquired the remaining 70.3% interest in the Greens Creek Joint Venture, of which we previously held 29.7%. Prior to our ownership of 100% of the joint venture, we excluded Greens Creek from our assessment of internal control over financial reporting, as we did not have the ability to dictate or modify the controls at Greens Creek. We have commenced the process of assessing the effectiveness of our internal control over financial reporting at Greens Creek, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We plan to include Greens Creek in our assessment of internal controls as of December 31, 2008.

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

For information concerning legal proceedings, refer to Note 6 of Notes to the Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Except as set forth in the next following paragraph, those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below. References to “we”, “our” and “us” in these risk factors refer to the Company.

Subsequent to the filing of our Form 10-K for the year ended December 31, 2007 and Form 10-Q for the period ended March 31, 2008, we sold our business and operations in Venezuela. As a result of that sale, we are no longer directly subject to any risks from conducting business in Venezuela as previously disclosed in our Form 10-K for the year ended December 31, 2007 and our Form 10-Q for the period ended March 31, 2008.

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

On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the Greens Creek mine (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of the acquisition). The acquisition was partially funded by a $380 million debt facility, which includes a $140 million three-year term facility and a $240 million bridge facility, which matures in six months. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility). If the market prices for the metals we produce fall below our production or development costs for a sustained period of time, our ability to service our debt obligations associated with this transaction may be adversely affected.

The following table sets forth the average daily closing prices of the following metals for the year ended December 31, 1995, 2001 and each year thereafter through 2007, and for the six months ended June 30, 2008.

	2008	2007	2006	2005	2004	2003	2002	2001	1995
Silver (1) (per oz.)	$17.43	$13.39	$11.57	$7.31	$6.66	$4.88	$4.60	$4.37	$5.20
Gold (2) (per oz.)	$911.36	$696.66	$604.34	$444.45	$409.21	$363.51	$309.97	$272.00	$384.16
Lead (3) (per lb.)	$1.18	$1.17	$0.58	$0.44	$0.40	$0.23	$0.21	$0.22	$0.29
Zinc (4) (per lb.)	$1.03	$1.47	$1.49	$0.63	$0.48	$0.38	$0.35	$0.40	$0.47

______________

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

On August 4, 2008, the closing prices for silver, gold, lead and zinc were $17.37 per ounce, $905.75 per ounce, $0.95 per pound and $0.82 per pound, respectively.

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

Our acquisition of the companies owning 70.3% of the Greens Creek mine (see Note 14 of Notes to the Condensed Consolidated Financial Statements for further discussion) was partially funded by a $380 million debt facility, which includes a $140 million three-year term facility and a $240 million bridge facility, which matures in six months. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction. The debt facility includes various covenants and other limitations related to our indebtedness and investments that require us to maintain customary measures of financial performance. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility

The retirement of our bridge facility may materially adversely affect us.

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

In February 2008, we announced an agreement to purchase substantially all of the assets of Independence Lead Mines Company (“Independence”). For more information, see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited). Failure to complete this transaction could negatively impact our stock performance and future operations. For example:

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

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on May 16, 2008, the following matters were voted on by Hecla’s shareholders:

A.	Election of Three Directors:

	Votes For	Votes Withheld	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting

Phillips S. Baker, Jr.	96,337,634	1,650,328	78.3%	98.32%
David J. Christensen	95,338,007	2,649,955	77.5%	97.30%
Dr. Anthony P. Taylor	96,144,724	1,843,238	78.1%	98.12%

Item 6.	Exhibits

See the exhibit index to this Form 10-Q for the list of exhibits.

Items 2, 3 and 5 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY (Registrant)
Date: August 6, 2008	By	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President and Chief Executive Officer

Date: August 6, 2008	By	/s/ James A. Sabala
James A. Sabala, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries

Form 10-Q – June 30, 2008

Index to Exhibits

2.1

Stock Purchase Agreement dated as of June 19, 2008, by and among Rusoro Mining Ltd., Rusoro MH Acquisition Ltd., and Hecla Limited. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2008 (File No. 1-8491), and incorporated herein by reference.*

2.2

Letter agreement by and among Hecla Limited, Rusoro MH Acquisition Ltd., and Rusoro Mining. Ltd. dated June 27, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 1-8491) filed on July 3, 2008, and incorporated herein by reference.

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

10.1

Stock Purchase Agreement dated as of June 19, 2008, by and among Rusoro Mining Ltd., Rusoro MH Acquisition Ltd., and Hecla Limited. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2008 (File No. 1-8491), and incorporated herein by reference.*

10.2

Letter agreement by and among Hecla Limited, Rusoro MH Acquisition Ltd., and Rusoro Mining. Ltd. dated June 27, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 1-8491) filed on July 3, 2008, and incorporated herein by reference.

10.3

Amended and Restated Bank Credit Agreement dated as of April 16, 2008, by and among Hecla Mining Company, various Lenders, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and Scotia Capital as Sole Lead Arranger and Sole Bookrunner. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 1-8491) filed on April 22, 2008, and incorporated herein by reference.

10.4

Guaranty, dated as of April 16, 2008, by Hecla Mining Company. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 1-8491) filed on April 22, 2008, and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

___________________

*

The agreements filed or incorporated by reference contain a brief list identifying the contents of all omitted schedules, which schedules Hecla Mining Company agrees to furnish supplementally to the Securities and Exchange Commission upon its request.

**	Filed herewith.