Form 10-Q
period 2008-09-30
HECLA MINING CO/DE/
filed 2008-11-04
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒. No ☐.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒.	Accelerated Filer ☐.
Non-Accelerated Filer ☐.	Small reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐. No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding October 31, 2008

Common stock, par value $0.25 per share	169,502,734

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended September 30, 2008

I N D E X*

Page

PART I - Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Three Months Ended and Nine Months Ended – September 30, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II

Item 1 - Legal Proceedings	43

Item 1A - Risk Factors	43

Item 6 - Exhibits	49

Signatures	50

Exhibits	51

*Items 2, 3, 4 and 5 of Part II are omitted as they are not applicable.

Item 1. Financial Statements

Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	September 30, 2008	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$79,115	$373,123
Short-term investments and securities held for sale	2,428	25,759
Accounts and notes receivable:
Trade	15,346	14,053
Other, net	1,998	7,834
Inventories	17,408	15,511
Deferred income taxes	10,562	7,370
Current restricted cash	2,075	2,059
Other current assets	5,141	3,875

Total current assets	134,073	449,584
Non-current investments	3,351	8,429
Non-current restricted cash and investments	14,005	15,181
Properties, plants, equipment and mineral interests, net	830,719	132,308
Non-current deferred income taxes	36,466	14,938
Other non-current assets	33,653	30,297

Total assets	$1,052,267	$650,737

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$21,761	$22,564
Accrued payroll and related benefits	11,177	16,184
Accrued taxes	2,599	3,703
Current debt	77,100	—
Current portion of long-term debt	56,667	—
Current portion of accrued reclamation and closure costs	7,904	9,686

Total current liabilities	177,208	52,137
Long-term debt, net of current portion	65,000	—
Accrued reclamation and closure costs	111,159	96,453
Other non-current liabilities	17,848	9,618

Total liabilities	$371,215	$158,208

Commitments and contingencies (Notes 2, 6 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, $0.25 par value, authorized 5,000,000 shares; 157,816 shares issued, liquidation preference - $7,891	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference - $201,250	504	504
Common stock, $0.25 par value, authorized 400,000,000 shares; issued 2008 – 162,024,980 shares, and issued 2007 – 121,456,837 shares	40,506	30,364
Capital surplus	949,614	725,076
Accumulated deficit	(314,389)	(274,877)
Accumulated other comprehensive income	5,418	12,063
Less treasury stock, at cost; 81,375 common shares	(640)	(640)

Total shareholders’ equity	681,052	492,529

Total liabilities and shareholders’ equity	$1,052,267	$650,737

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Sales of products	$64,525	$39,810	$165,147	$117,341

Cost of sales and other direct production costs	43,228	15,772	110,533	47,176
Depreciation, depletion and amortization	9,900	3,320	22,940	9,464

	53,128	19,092	133,473	56,640

Gross profit	11,397	20,718	31,674	60,701

Other operating expenses:
General and administrative	2,893	3,117	13,225	10,753
Exploration	5,454	4,048	18,365	10,569
Pre-development expense	—	—	—	1,027
Other operating expense	814	417	2,271	1,898
Gain on sale of properties, plants and equipment	(506)	(47)	(506)	(63,874)
Provision for closed operations and environmental matters	896	2,281	2,386	48,687

	9,551	9,816	35,741	9,060

Income (loss) from operations	1,846	10,902	(4,067)	51,641

Other income (expense):
Gain on sale of investments	—	—	8,097	—
Interest and other income	481	2,243	3,576	6,276
Interest expense	(6,842)	(133)	(12,681)	(576)

	(6,361)	2,110	(1,008)	5,700

Income (loss) from continuing operations before income taxes	(4,515)	13,012	(5,075)	57,341
Income tax benefit (provision)	749	(1)	4,564	1,746

Income (loss) from continuing operations	(3,766)	13,011	(511)	59,087

Loss from discontinued operations, net of taxes	(15)	(526)	(17,395)	(14,122)
Gain (loss) on sale of discontinued operations, net of taxes	25	—	(11,347)	—

Net income (loss)	(3,756)	12,485	(29,253)	44,965
Preferred stock dividends	(3,408)	(138)	(10,225)	(414)

Income (loss) applicable to common shareholders	$(7,164)	$12,347	$(39,478)	$44,551

Comprehensive income (loss):
Net income (loss)	$(3,756)	$12,485	$(29,253)	$44,965
Reclassification of gain on sale of marketable securities included in net income (loss)	—	—	(8,115)	—
Change in derivative contract	192	—	267	—
Unrealized holding gains (losses) on investments	(6,110)	4,014	(2,752)	8,912

Comprehensive income (loss)	$(9,674)	$16,499	$(39,853)	$53,877

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$0.10	$(0.08)	$0.49
Loss from discontinued operations	$—	$—	$(0.14)	$(0.12)
Loss on sale of discontinued operations	$—	$—	$(0.09)	$—
Income (loss) per common share	$(0.05)	$0.10	$(0.31)	$0.37

Weighted average number of common shares outstanding - basic	136,148	120,440	128,882	120,218

Weighted average number of common shares outstanding - diluted	136,148	120,975	128,882	120,811

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended

	September 30, 2008	September 30, 2007

Operating activities:
Net income (loss)	$(29,253)	$44,965
Loss on discontinued operations, net of tax	28,742	14,122

Income (loss) from continuing operations	(511)	59,087

Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	23,579	9,715
Gain on sale of investments	(8,097)	—
Gain on disposition of properties, plants and equipment	(506)	(63,872)
Provision for reclamation and closure costs	617	46,221
Stock compensation	3,748	3,149
Deferred income taxes	(1,720)	(3,207)
Amortization of loan origination fees	3,127	—
Amortization of intangible asset	646	—

Change in assets and liabilities:
Accounts and notes receivable	10,650	(1,617)
Inventories	5,734	(1,810)
Inventory purchase price allocation adjustment	16,637	—
Other current and non-current assets	(2,551)	(598)
Accounts payable and accrued liabilities	(9,975)	2,574
Accrued payroll and related benefits	759	(185)
Accrued taxes	(740)	(448)
Other noncurrent liabilities	45	—
Accrued reclamation and closure costs and other non-current liabilities	(5,935)	(3,552)

Net cash provided by (used by) discontinued operations	(12,488)	1,532

Cash provided by operating activities	23,019	46,989

Investing activities:
Additions to properties, plants, equipment and mineral interests	(54,045)	(22,049)
Purchase of 70.3% of Greens Creek, net of cash acquired	(688,091)	—
Proceeds from sale of investments	27,001	—
Proceeds from disposition of properties, plants and equipment	496	45,048
Purchase of equity securities	—	(181)
Decrease (increase) in restricted investments	22,437	(2,393)
Purchase of short-term investments and securities held for sale	—	(87,959)
Maturities of short-term investments and securities held for sale	4,036	64,170

Net cash provided by (used by) discontinued operations	21,159	(998)

Net cash used in investing activities	(667,007)	(4,362)

Financing activities:
Proceeds from exercise of stock options	147	3,042
Proceeds from issue of common stock, net of related costs	163,769	—
Dividends paid to preferred shareholders	(7,427)	(414)
Purchase of treasury shares	—	(208)
Loan origination fees	(5,276)	—
Borrowings on debt	380,000	—
Repayments of debt	(181,233)

Net cash provided by financing activities	349,980	2,420

Net increase (decrease) in cash and cash equivalents	(294,008)	45,047
Cash and cash equivalents at beginning of period	373,123	75,878

Cash and cash equivalents at end of period	79,115	$120,925

Significant non-cash investing activities:
Stock issued for acquisition of properties	$10,494	$—
Stock issued for acquisition of 70.3% of Greens Creek	$53,384	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.	Basis of Preparation of Financial Statements

          In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2007, as it may be amended from time to time, and the pro forma financial information contained in our current reports filed on Form 8-K on June 13, 2008, July 14, 2008, and September 2, 2008. As a result of the sale of our Venezuelan operations on July 8, 2008 (discussed further below), we have conformed certain historical financial information contained in our Annual Report on Form 10-K for the period ended December 31, 2007 and current reports on Form 8-K to present our Venezuelan operations as discontinued operations. This information is contained in our current report filed on Form 8-K on September 2, 2008.

          The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate to make the information not misleading.

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

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine for $700 million in cash and 4,365,000 million shares of our common stock, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries. The operating results of the 70.3% portion of Greens Creek are included in our operating results from the date of acquisition and therefore, operating results on a period-by-period basis may not be comparable.

          The cash portion of the purchase price was partially funded by a $380 million debt facility, which included a $140 million three-year term facility and a $240 million bridge facility. We utilized $220 million of the $240 million six-month bridge debt facility in connection with our April 16, 2008 acquisition of the companies owning 70.3% of the Greens Creek mine. In September 2008, we utilized the remaining $20 million bridge facility balance, which was available for general corporate purposes. In September 2008, we applied $162.9 million received in connection with a public offering of 34.4 million shares of our common stock (see Note 15 for more information) to the bridge facility principal balance, which left an outstanding balance of $77.1 million as of September 30, 2008. On October 16, 2008, we repaid $37.1 million of the bridge facility balance, and reached an agreement with the bank syndicate to extend the remaining $40 million balance from its original maturity date of October 16, 2008 until February 16, 2009, subject to certain reporting requirements and changes to the bridge loan and term loan interest rates. See Note 11 for more information on our debt facilities.

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries which together owned our business and operations in Venezuela, to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 4,273,504 shares of Rusoro common stock, then valued at $5 million. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of our sold Venezuelan operations have been reported in discontinued operations for all periods presented. As a result of the sale, we have revised our segment reporting to cease reporting a segment for our discontinued Venezuelan operations. See Note 5 for further discussion.

Note 2.	Cash, Short-term Investments, Investments and Restricted Cash

Cash

          Exchange control regulations in Venezuela limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that were maintained in Venezuela totaled a U.S. dollar equivalent, at official exchange rates, of approximately $30.0 million at December 31, 2007. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela to Rusoro, with the transaction closing on July 8, 2008 (see Note 5 for further discussion of the transaction).

          Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that were less favorable than the official rate (parallel rate) on which we incurred foreign currency losses. During 2008, prior to the sale of our Venezuelan operations, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the difference. All of these losses were incurred on repatriations of cash from Venezuela. In the third quarter of 2007, we exchanged the U.S. dollar equivalent of $1.0 million at the official exchange rate for $0.5 million at open market exchange rates through negotiable instruments, incurring foreign exchange losses on the difference. In the first nine months of 2007, we exchanged the U.S. dollar equivalent of $30.8 million at the official exchange rate for $17.5 million at open market exchange rates through negotiable instruments, incurring foreign exchange losses on the difference. All conversion losses discussed above are included in losses from discontinued operations, net of taxes, reported on the Condensed Consolidated Statement of Operations for those periods.

Short-term Investments and Securities Held for Sale

          Investments at September 30, 2008 and December 31, 2007 consisted of the following (in thousands)

	September 30, 2008	December 31, 2007

Adjustable rate securities	$—	$4,000
Marketable equity securities (Cost: 2008 - $5,362, 2007 - $18,903)	2,428	21,759

	$2,428	$25,759

          Adjustable rate securities were carried at amortized cost. However, due to the short-term nature of this investment, the amortized cost approximated fair market value at December 31, 2007. Marketable equity securities are also carried at fair market value, as they are classified as “available-for-sale” securities under the provisions of SFAS No. 115. The $21.8 million marketable equity securities balance at December 31, 2007 represents 8.2 million shares of Great Basin Gold, Inc. stock, including 7.9 million shares transferred to us upon the sale of the Hollister Development Block gold exploration project interest to Great Basin Gold in April 2007. We sold the 8.2 million shares of Great Basin Gold stock during the second quarter of 2008 for total proceeds of $27.0 million and recognized gain on sale of investment of $8.1 million. The $2.4 million marketable equity securities balance at September 30, 2008 represents 4.3 million shares of Rusoro stock transferred to us upon the sale of El Callao and Drake Bering.

Non-current Investments

          At September 30, 2008 and December 31, 2007, the fair market value of our non-current investments was $3.4 million and $8.4 million, respectively. The cost of these investments, representing equity securities, was approximately $1.1 million at September 30, 2008 and December 31, 2007.

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments are restricted primarily for reclamation funding or surety bonds and were $16.1 million at September 30, 2008, and $17.2 million at December 31, 2007, respectively, which includes $7.6 million and $8.9 million, respectively, which are restricted for reclamation funding for the Greens Creek Joint Venture. In April 2008, we completed the acquisition of the companies holding 70.3% of the Greens Creek Joint Venture, resulting in our 100% ownership of Greens Creek through our various subsidiaries (see Note 14 for further discussion). In August 2008, we obtained release of the restricted cash balance of $30.4 million, replacing it with a letter of credit backed by the restricted cash balance of $7.6 million. Accordingly, the $7.6 million September 30, 2008 balance represents 100% of the Greens Creek restricted balance, while the $8.9 million balance at December 31, 2007 represents our 29.7% share of the $29.9 million total Greens Creek restricted balance held prior to our acquisition of the remaining 70.3% interest.

Note 3.	Income Taxes

          For the three months ended September 30, 2008, we recorded a $0.7 million income tax benefit, which is primarily the result of a reduction in 2008 tax expense due to third quarter losses. For the nine months ended September 30, 2008, we recorded a $1.6 million net tax benefit as a result of a reduction to the valuation allowance of $4.9 million in the first quarter of 2008, reduced by a $3.0 million deferred provision arising from the loss on sale of discontinued operations, less a current provision of $0.3 million for alternative minimum tax, state income tax and foreign withholding taxes. For the three and nine months ended September 30, 2007, we recorded an income tax benefit of $1.2 million and $2.3 million, respectively. For the three months ended September 30, 2007, the net tax benefit of $1.2 million was primarily from the recognition of foreign tax credit available to reduce US income taxes paid for 2006 and payable for 2007, partially offset by current tax expense for U.S. alternative minimum tax and foreign withholding taxes payable. The entire $1.2 million current benefit for the three months ended September 30, 2007 is allocated to discontinued operations. For the nine months ended September 30, 2007, the total tax benefit of $2.3 million included a benefit from the reversal of valuation allowance of $3.2 million on net deferred tax assets recorded in the second quarter of 2007, reduced by current tax expense for U.S. alternative minimum tax and foreign withholding taxes payable, of which $0.6 million is allocated to discontinued operations.

          The Greens Creek acquisition (See Note 14 for further discussion) is a taxable acquisition whereby the tax bases of the assets acquired and liabilities assumed equal their book bases. No deferred taxes (other than for an adjustment to the existing valuation allowance discussed below) have been recognized as a result of the acquisition. Subsequent to the acquisition date, deferred taxes related to acquired operations will be recorded for differences in tax and book treatment on a prospective basis.

          Historically, we have recorded a valuation allowance on our net deferred tax assets to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. In connection with the acquisition, the valuation allowance was reduced as a result of considering future earnings of our additional interest in Greens Creek. This reduction resulted in an increase in current deferred tax assets of $2.4 million, an increase in non-current deferred tax assets of $20.6 million, and a decrease in mineral interests acquired of $23.0 million on the acquisition date.

          The income tax provisions for the three and nine-month periods ended September 30, 2008 and 2007 vary from the amount that would have resulted from applying the statutory income tax rate to pre-tax income, primarily due to utilization of U.S. tax net operating loss carry-forwards and non-utilization of foreign tax losses.

          In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), the Company reviews uncertain tax positions for likelihood of sustainability under audit. For the three and nine months ended September 30, 2008, no FIN 48 change occurred to produce a significant impact on the Company’s results of operations or financial position. No significant impact for FIN 48 uncertainties was recorded for the three or nine months ended September 30, 2007.

Note 4.	Inventories

          Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007

Concentrates, doré, bullion, metals in transit and in-process inventories	$8,893	$5,465
Materials and supplies	8,515	10,046

	$17,408	$15,511

          The product inventory acquired in connection with the purchase of the companies owning 70.3% of the Greens Creek mine, as discussed further in Note 14, was all sold during the second quarter of 2008.

Note 5.	Discontinued Operations

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries which together owned our business and operations in Venezuela, the “La Camorra unit.” On June 19, 2008, we announced that we had entered into an agreement to sell 100% of the shares of El Callao and Drake-Bering to Rusoro for $20 million in cash and 4,273,504 shares of Rusoro common stock. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations have been reported in discontinued operations for all periods presented.

          The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Sales of products	$—	$10,460	$23,855	$49,240
Cost of sales and other direct production costs	—	(6,516)	(21,656)	(38,136)
Depreciation, depletion and amortization	—	(2,627)	(4,785)	(11,824)
Exploration expense	—	(1,378)	(1,167)	(2,742)
Other operating income (expense)	(15)	352	(44)	314
Provision for closed operations	—	(895)	(502)	(895)
Interest income	—	(63)	141	(458)
Foreign exchange loss	—	(1,042)	(13,308)	(10,211)
Interest expense	—	—	71	—
Income tax benefit (provision)	—	1,183	—	590

Loss from discontinued operations	$(15)	$(526)	$(17,395)	$(14,122)

Note 6.	Commitments and Contingencies

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

          In late September 2008, we reached an agreement with ASARCO to allow our claim against ASARCO in ASARCO’s bankruptcy proceedings in the amount of approximately $3.3 million. Our claim included approximately $3.0 million in clean up costs incurred by us for ASARCO’s share of such costs under the cost sharing agreement with ASARCO related to the Bunker Hill Decree. The remaining $330,000 is litigation-related costs incurred by us for ASARCO’s share of expert fees in the Basin litigation. The agreement also provides that we and ASARCO release each other from any and all liability under the cost sharing agreement, the Bunker Hill Decree and the Basin CERCLA site (discussed below). The agreement is subject to ASARCO obtaining an order from the Federal district Court in Idaho modifying the existing Consent Decree for the Bunker Hill site. The mutual release of liability provision of the agreement is subject to final bankruptcy court approval of ASARCO’s separate settlement agreement with the United States which, among other things, set and allowed the United States’ claim against ASARCO for ASARCO’s Basin CERCLA liability. Depending on the resolution of ASARCO’s bankruptcy proceedings, we could receive a portion of or all of our $3.3 million allowed claim against ASARCO in the bankruptcy proceeding. We are unable to predict the outcome and timing of ASARCO’s bankruptcy proceeding.

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

          The accrued liability balance at September 30, 2008 relating to the Bunker Hill site was $3.3 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to us by the agency. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.3 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

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

          In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of September 30, 2008, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at September 30, 2008, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including but not limited to information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2008, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of September 30, 2008, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

Creede, Colorado, Litigation

          In February 2007, Wason Ranch Corporation (“Wason”) filed a complaint in Federal District Court in Denver, Colorado, against us, Homestake Mining Company of California (“Homestake”), and Chevron USA Inc. (successor in interest to Chevron Resources Company) (collectively the “defendants”). The suit alleges violations of the Resource Conservation and Recovery Act (“RCRA”) by each of the defendants. In May 2007, Wason amended its complaint to add state tort law claims against us and defendant Ty Poxon (“Poxon”). The suit alleges damage to Wason’s property by each defendant. The suit also alleges violations of the Clean Water Act (“CWA”) by us and Homestake Mining Company of California. The suit alleges that the defendants are past and present owners and operators of mines and associated facilities located in Mineral County near Creede, Colorado, and such operations have released pollutants into the environment, including the plaintiff’s property, in violation of RCRA and CWA. The lawsuit seeks injunctive relief to abate the alleged harm and an unspecified amount of civil penalties for the alleged violations. We responded to the lawsuit with a motion to dismiss. On March 31, 2008, the Court issued a decision that found in our favor and dismissed the plaintiff’s complaint. In April 2008, Wason appealed the decision to the United States Court of Appeals for the Tenth Circuit.

          In October 2008, Wason and defendants Hecla, Homestake, and Poxon reached a settlement where Wason agreed to dismiss its appeal, and release and discharge Hecla from all state law claims arising out of environmental conditions due to mining or milling that were brought, or could have been brought, in its 2007 claim.

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

          The basis for our defense in the above matter is that we have a judicially determined valid bill of sale for the Velardeña mill. Thus, we believe that the claims of the creditor and his successors are without merit, and that Minera Hecla is the sole owner of the Velardeña mill. We intend to zealously defend our ownership interest. Although there can be no assurance as to the outcome of these proceedings, we believe that the proceedings will not have a material adverse effect on our results from operations or on our financial position.

Other Commitments

          Our contractual obligations as of September 30, 2008 included approximately $5.9 million for various capital projects at the Greens Creek unit, and approximately $8.6 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at September 30, 2008 included approximately $5.6 million and $4.5 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.4 million and $0.7 million, respectively, for various non-capital costs.

          We periodically use derivative financial instruments to manage certain interest rate and other financial risks. In May 2008, we entered into a interest rate swap agreement that has the economic effect of modifying the LIBOR-based variable interest obligations associated with the outstanding balance of our $140 million term debt facility maturing on March 31, 2011 so that the interest payable on the note effectively became fixed at a rate of 5.005% until maturity on March 31, 2011. The terms of the interest rate swap agreement match the note that the swap agreement pertains to, including the notional amounts, interest rate reset dates, and maturity dates. Our interest rate swap had an initial notional value of $140.0 million on May 21, 2008 and a notional value of $121.7 million at September 30, 2008. Changes in the fair value of the swap resulted in an unrealized gain of $267,000 at September 30, 2008. During the first nine months of 2008, we made payments totaling approximately $346,000 for the differential in interest resulting from the variable rate on the term facility and the fixed rate established by the swap. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133,“Accounting for Derivative Instruments and Hedging Activities.” The unrealized gain is included in accumulated other comprehensive income and the corresponding fair value receivable is included in other current assets in our condensed consolidated balance sheet.

Other Contingencies

          We are subject to other legal proceedings and claims not disclosed above which have arisen in the ordinary course of our business and have not been finally adjudicated. These can include, but are not limited to, legal proceedings and/or claims pertaining to environmental or safety matters. Although there can be no assurance as to the ultimate disposition of these other matters, we believe the outcome of these other proceedings will not have a material adverse effect on our results from operations or financial position.

Note 7.	Earnings Per Common Share

          We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 162,024,980 shares were issued at September 30, 2008.

          For the three- and nine-month periods ended September 30, 2008 and 2007, there were no differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007 (thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Numerator
(Loss) income from continuing operations	$(3,766)	$13,011	$(511)	$59,087
Preferred stock dividends	(3,408)	(138)	(10,225)	(414)

(Loss) income from continuing operations applicable to common shares	(7,174)	12,873	(10,736)	58,673
Loss on discontinued operations, net of tax	(15)	(526)	(17,395)	(14,122)
Loss on impairment of discontinued operations, net of tax	25	—	(11,347)	—

Net (loss) income applicable to common shares for basic and diluted earnings per share	$(7,164)	$12,347	(39,478)	$44,551

Denominator
Basic weighted average common shares	136,148	120,440	128,882	120,218
Dilutive stock options and restricted stock	—	535	—	593

Diluted weighted average common shares	136,148	120,975	128,882	120,811

Basic earnings per common share
(Loss) income from continuing operations	$(0.05)	$0.10	$(0.08)	$0.49
Loss from discontinued operations	—	—	(0.14)	(0.12)
Loss on impairment of discontinued operations	—	—	(0.09)	—

Net (loss) income applicable to common shares	$(0.05)	$0.10	$(0.31)	$0.37

Diluted earnings per common share
Income from continuing operations	$—	$0.10	$—	$0.49
Loss from discontinued operations	—	—	—	(0.12)
Loss on impairment of discontinued operations	—	—	—	—

Net income applicable to common shares	$—	$0.10	$—	$0.37

          Diluted income per share for the three and nine months ended September 30, 2008 and 2007 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

          Options to purchase 1,542,060 shares of our common stock and 132,028 restricted share unit awards were not included in the computation of diluted earnings per share in the three- and nine-month periods ended September 30, 2008, as our reported net losses for those periods would cause their conversion and exercise to be anti-dilutive. Options to purchase 1,475,181 shares of our common stock were not included in the computation of diluted earnings per share in the three- and nine-month periods ended September 30, 2007 because the exercise price of the options and share units exceeded the average price of our stock during the periods.

Note 8.	Business Segments

          We are currently organized and managed by three segments, which represent our operating units and various exploration targets: the Greens Creek unit, the Lucky Friday unit, and the San Sebastian unit and various exploration activities in Mexico.

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, with the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations and Cash Flows for all periods presented (see Note 5. Discontinued Operations). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela as of and for the three and nine-month periods ended September 30, 2008, and have restated the corresponding information for all periods presented.

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine for $700 million in cash and 4,365,000 million shares of our common stock, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries. Accordingly, the information on our segments presented below reflects our 100% ownership of Greens Creek as of the April 16, 2008 acquisition date, and our previous 29.7% ownership interest prior to that date. See Note 14 for more information on the acquisition.

          General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.” Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

          The following tables present information about reportable segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales from continuing operations to unaffiliated customers:
Greens Creek	$50,400	$19,298	$111,123	$57,997
Lucky Friday	14,125	20,512	54,024	59,344

	$64,525	$39,810	$165,147	$117,341

Income (loss) from continuing operations:
Greens Creek	$6,364	$9,566	$8,663	$29,812
Lucky Friday	3,161	10,118	17,881	29,247
San Sebastian	(953)	(2,689)	(5,532)	(6,857)
Other	(6,726)	(6,093)	(25,079)	(561)

	$1,846	$10,902	$(4,067)	$51,641

          The following table presents identifiable assets by reportable segment as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007

Identifiable assets:
Greens Creek	$815,408	$70,671
Lucky Friday	83,560	58,350
San Sebastian	5,229	5,041
Other	148,070	516,675

	$1,052,267	$650,737

Note 9.	Employee Benefit Plans

          We sponsor defined benefit pension plans covering most U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	Pension Benefits		Other Benefits

	2008	2007	2008	2007

Service cost	$493	$227	$350	$2
Interest cost	917	849	135	15
Expected return on plan assets	(1,587)	(1,505)	—	—
Amortization of prior service cost	136	115	165	(1)
Amortization of net gain	5	(6)	—	(15)

Net periodic benefit cost (income)	$(36)	$(320)	$650	$1

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits

	2008	2007	2008	2007

Service cost	$1,194	$682	$618	$5
Interest cost	2,724	2,547	272	45
Expected return on plan assets	(4,822)	(4,515)	—	—
Amortization of prior service cost	380	346	289	(2)
Amortization of net (gain) loss	(25)	(19)	(25)	(44)

Net periodic benefit cost (income)	$(549)	$(959)	$1,154	$4

          We do not expect to contribute to the pension plans during 2008, nor did we make any contributions in 2007.

          As a part of our acquisition of the remaining 70.3% of the Greens Creek Joint Venture (see Note 14), we amended our pension plan to include certain employees of the Joint Venture. As a result, the pension plan was re-measured as of March 31, 2008. Due to changes in the market value of securities held by the plan, its assets were reduced by approximately $3.0 million. At the same time, the projected benefit obligation increased by approximately $2.1 million as a result of adding the Greens Creek employees. Of the $5.1 million reduction in the funded status of the plan, $3.0 million was charged to other comprehensive income and $2.1 was charged to the purchase price allocation of the remaining interest in the Joint Venture. The pension plan retains assets having a value that exceeds its estimated future benefit obligations by approximately $20.4 million as of the measurement date of March 31, 2008.

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

          On August 7, 2008 the board of directors granted 30,025 restricted stock units to non-executive employees having a grant-date exercise price of $7.03 and a vesting date of September 8, 2008.

          Share-based compensation expense for stock option and restricted stock unit grants recorded in the first nine months of 2008 totaled $3.7 million, compared to $3.1 million in the same period last year. The increase resulted from a larger pool of employees receiving share-based compensation. Share-based compensation grants were not material in the third quarter of 2007.

Note 11.	Long-term Debt and Credit Agreement

          In September 2005, we entered into a $30.0 million revolving credit agreement for an initial two-year term, with the right to extend the facility for two additional one-year periods, on terms acceptable to us and the lenders. In both September 2006 and September 2007, we amended and extended the agreement one additional year. Amounts borrowed under the credit agreement were to be available for general corporate purposes. Our then 29.7 % interest in the Greens Creek Joint Venture, which is held by Hecla Alaska LLC, our indirect wholly owned subsidiary, was pledged as collateral under the credit agreement. The interest rate on the agreement was either 2.25% above the London InterBank Offered Rate (“LIBOR”) or an alternate base rate plus 1.25%. We made quarterly commitment fee payments equal to 0.75% per annum on the sum of the average unused portion of the credit agreement. There were no outstanding borrowings at December 31, 2007.

          On April 16, 2008, the credit agreement was amended and restated in connection with our acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine (see Note 14 for further discussion of the Greens Creek acquisition). The amended and restated agreement involves a $380 million facility, consisting of a $140 million three-year term facility maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which originally was scheduled to mature in October 2008.

          We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and used the remaining $20 million balance available for general corporate purposes in September 2008. We applied $162.9 million in proceeds from the public offering of 34.4 million shares of our common stock against the bridge loan principal balance during the third quarter of 2008, which resulted in an outstanding balance of $77.1 million at September 30, 2008 (see Note 15 for more information). On October 16, 2008, the Company repaid an additional $37.1 million of the bridge facility balance, and reached an agreement with its bank syndicate to extend the remaining $40 million outstanding bridge facility balance until February 16, 2009, subject to certain reporting requirements and amendments to the bridge loan and term loan interest rates. The amendment requires the Company to provide an updated long-range operating plan by November 14, 2008 and for the bank syndicate to review and indicate any lack of satisfaction with the plan by December 10, 2008. If the plan is not satisfactory, the $40 million bridge facility is due on December 19, 2008. All of the $77.1 million outstanding bridge facility balance was classified as current at September 30, 2008. If the market prices for the metals we produce decline or we fail to control our production or development costs for a sustained period of time, our ability to service our debt obligations may be adversely affected. Failure to meet the payment obligations of our credit facilities could cause us to be in default. If there were an event of default under our senior credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under the senior credit facility when it becomes due, the lenders under the senior credit facility could proceed against the assets which we have pledged to them as security.

          The first term facility principal payment of $18.3 was paid on September 30, 2008. At September 30, 2008, the current portion of the $121.7 million outstanding term facility balance was $56.7 million, with the remaining $65 million classified as non-current. Scheduled debt repayments on the term facility at September 30, 2008 are $18.3 million for the remainder of 2008, $48.3 million in 2009, $43.8 million in 2010 and $11.3 million in 2011. We and all of our material U.S. subsidiaries guarantee the amended and restated credit agreement.

          The interest rate on the term facility is currently a range of 2.25% to 3.00% above LIBOR or an alternative base rate plus a range of 1.25% to 2.00% depending on the Company’s leverage ratio. However, we have entered into an interest rate swap agreement to manage the effects of interest rate volatility on the term facility (see Other Commitments in Note 6). Our interest rate on the term facility was 5.005% at September 30, 2008. During the first nine months of 2008, we made interest payments totaling $3.2 million for the term facility, including net amounts paid for interest rate swap spreads.

          The bridge facility has an interest rate of either LIBOR plus 6.00% or an alternative base rate plus 5.00%. At September 30, 2008, our interest rate on the bridge facility was 7.0%. During the first nine months of 2008, we made interest payments totaling $5.3 million for the bridge facility. We have also paid a commitment fee equal to 0.50% per annum on the unused portion of the bridge facility.

          The amended and restated credit agreement includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We are in compliance with all covenants and other requirements related to the amended and restated credit agreement as of September 30, 2008. Additionally, we are required to pay any dividends on our 6.5% Mandatory Convertible Preferred Stock in common stock until the earlier of the date on which the bridge facility is repaid in full and February 16, 2009, to the extent payment of such dividends in common stock is permitted thereby and under applicable law.

Note 12.	Developments in Accounting Pronouncements

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 became effective for us on January 1, 2008. The provisions of SFAS 159 have not had a material effect on our results of operations or financial position.

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

          The table below sets forth our financial assets that were accounted for at fair value on a recurring basis as of September 30, 2008, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category. We did not have financial liabilities accounted for at fair value on a recurring basis as of September 30, 2008. In addition to the assets listed below, we held an interest rate swap contract for which fair value was not material to our financial statements.

	Balance at September 30, 2008	Input Hierarchy Level

Cash and cash equivalents	$79,115	Level 1
Short-term investments and securities held for sale	2,428	Level 1
Trade accounts receivable	15,346	Level 2
Current restricted cash	2,075	Level 1
Non-current investments	3,351	Level 1
Non-current restricted cash	14,005	Level 1

          The provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” also became effective for us on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The provisions of SFAS No. 159 have not had a material effect on our financial position or results of operations as of and for the three and nine-month periods ended September 30, 2008.

Note 14.	Acquisitions

          Acquisition of 70.3% of Greens Creek

          On April 16, 2008, we completed the acquisition of all of the equity of the Rio Tinto, PLC subsidiaries holding a 70.3% interest in the Greens Creek mine, consolidating our ownership. We announced the agreement for this transaction on February 12, 2008. Our wholly-owned subsidiary, Hecla Alaska LLC, previously owned an undivided 29.7% joint venture interest in the assets of Greens Creek. The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine.

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

          The cash portion of the purchase price was partially funded by a $380 million debt facility, which included a $140 million three-year term facility and a $240 million bridge facility, the latter of which was subsequently reduced to a $40 million bridge facility which now matures in February 2009, subject to certain conditions. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and the remaining $20 million for general corporate purposes in September 2008. In September 2008, the Company applied $162.9 million in proceeds from the public issuance of 34.4 million shares of our common stock was applied against the bridge facility principal balance. See Note 11- Long-term Debt and Credit Agreement for additional disclosure regarding the status of the Company’s credit agreement.

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

          Included in the acquired assets are accounts receivable valued at approximately $9.8 million due under provisional sales contracts based on the fair values of the underlying metals at acquisition date. Final pricing settlements on all receivables acquired on April 16, 2008 occurred at various times during the second quarter of 2008, at which time negative price adjustments were recorded as reductions of revenue.

          The $691.8 million fair value for “Property, plants, equipment and mineral interests, net” acquired is comprised of $5.0 million for the asset retirement obligation, $266.7 million for development costs, $66.8 million plants and equipment, $7.2 million for land, and $346.1 million for value beyond proven and probable reserves. The $346.1 million attributed to value beyond proven and probable reserves consists primarily of exploration potential generally representing the anticipated expansion of the existing mineralized material delineated at the mine. Exploration interests have been defined as specific exploration targets which capture anticipated at or near mine site extensions to known ore bodies. While we have a fair degree of confidence that mineralization exists, as of yet, there is insufficient geological sampling data to classify such material as a reserve or other mineralized material. We perform a reserve study each year and determine the quantity of metals added to proven and probable reserves based on, among other factors, the cutoff value per ton net smelter return. As ore is added to proven and probable reserves, value per ton based on the initial purchase price allocation will be reclassified to development costs each year. After reclassification to development, costs will be depreciated on a units-of-production basis over the life of the proven and probable reserves.

          As noted in the table above, we attributed approximately $6.0 million of the purchase price to an intangible asset. Amortization of the intangible asset is expected to total approximately $1.2 million annually through the year 2012.

          The results of operations of this acquisition have been included in the Condensed Consolidated Financial Statements from the date of acquisition. As a result, product and material and supplies inventory balances at September 30, 2008 reflect our 100% share of Greens Creek’s balances, while December 31, 2007 amounts reflect our 29.7% ownership prior to the acquisition. The value of the acquired 70.3% portion of Greens Creek product inventory was based upon its fair market value as of the acquisition date, resulting in increased cost of sales by approximately $16.6 million during the second quarter of 2008. The acquired product inventory was all sold in the second quarter of 2008.

          The unaudited pro forma financial information below represents the combined results of our operations as if the Greens Creek acquisition had occurred at the beginning of the periods presented. The amounts below for the three-month period ended September 30, 2008 represent the actual results for that period. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it indicative of future operating results.

	Three months ended		Nine months ended

(In thousands, except per share amounts)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Sales of products	$64,525	$85,136	$204,070	$253,568
Income (loss) from continuing operations	(3,766)	28,322	6,466	86,144
Income (loss) applicable to common shareholders	(7,164)	22,319	(32,501)	61,797
Basic and diluted income (loss) per common share	(0.05)	0.18	(0.25)	0.50

          The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of the interest expense that would have been incurred, and the dividends on the mandatory convertible preferred stock that would have been incurred. Also included in the nine-month period ended September 30, 2007 is a nonrecurring adjustment of $16.6 million for the purchase accounting valuation for product inventory. This adjustment is not included in the three-month period ended September 30, 2007.

          Independence Acquisition

          On February 13, 2008, we announced an agreement to acquire substantially all of the assets of Independence Lead Mines Company (“Independence”), located in northern Idaho’s Silver Valley, for 6,936,884 shares of our common stock, which had an estimated value of $16.6 million on November 3, 2008. The transaction was approved by the shareholders of Independence on October 27, 2008 and is expected to be completed in November 2008. Included in the assets acquired is a land position near our Lucky Friday unit in the Silver Valley, in close proximity to where we have initiated a significant generative exploration program. The assets acquired also include mining claims held by Independence pertaining to an agreement with the Lucky Friday mine, which includes all future interest or royalty obligation by us to Independence.

          Acquisition of San Juan Silver Mining Joint Venture earn-in rights

          On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), acquired the right to earn into a 70% interest in the San Juan Silver Joint Venture, which holds an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado, for a total of 927,716 shares of our common stock, valued at $9.4 million. The agreement originally consisted of a three-year buy-in with a total value of $23.2 million, consisting of exploration work and cash. Under the original agreement, Rio could earn up to a 70% joint interest by paying Emerald Mining & Leasing, LLC (“EML”), and Golden 8 Mining, LLC (“G8”), a total of $11.2 million in common stock, by spending $6 million in exploration on the property during the first year, and by committing to an additional total of $6 million in exploration work over the subsequent two years.

          On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of the qualifying expenses to be paid by Rio. Pursuant to the amendment, Rio must now incur $9 million in qualifying expenses on or before the fourth anniversary of the agreement date, and incur $12 million in qualifying expenses on or before the fifth anniversary of the agreement date, extending the payment dates under the original agreement for such qualifying expenses from the second anniversary and the third anniversary of the agreement date, respectively. As a result of the amendment, Rio no longer is required to incur the initial $6 million in qualifying expenses on or before the first anniversary of the agreement date. In addition, the amendment requires us to issue to EML and G8 $2 million ($1 million each) in unregistered shares of Hecla common stock in November 2008. The agreement originally required such issuance on or before the first anniversary of the agreement date. The amendment also requires us to guarantee certain indemnification obligations of EML and G8 up to a maximum liability of $2.5 million.

Note 15.	Public Offering of Common Stock

          On September 12, 2008, we completed an underwritten public sale of 31 million shares of our common stock for $5 per share, resulting in net proceeds of approximately $147 million after deducting related fees, expenses and underwriting discounts and commissions. On September 23, 2008, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of an additional 3.4 million shares for $5 per share, for additional net proceeds of approximately $16 million. The common stock issuances were made under an already-existing shelf registration statement filed with the Securities and Exchange Commission. The combined net proceeds of $163.8 million were applied to our bridge debt facility, resulting in a $162.9 million reduction to the bridge facility principal balance, with the remaining $0.9 million being paid in interest (see Note 11 for further discussion of our debt facility).

Note 16.	Asset Retirement Obligations

          The following is a reconciliation at September 30, 2008 and December 31, 2007, of the total liability for asset retirement obligations, which are a part of our $119.1 million and $106.1 million accrued reclamation and closure costs, respectively (in thousands):

	2008	2007

Balance, January 1	$11,498	$9,921
Changes in obligation due to changes in reclamation plans	18,322	1,293
Accretion expense	632	343
Payment of reclamation	(1,024)	(59)

Balance, end of period	$29,428	$11,498

          The $18.3 million change in obligation due to changes in reclamation plans includes an increase of $19.5 million for the addition of the asset retirement obligation associated with 70.3% of the Greens Creek mine, which we acquired in April 2008, and a $4.5 million reduction relating to the sale of our Venezuelan operations in July 2008.

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

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela, and have restated the corresponding information for all periods presented.

          Metals prices represent one of our greatest opportunities, and risks, as well as the bases for some of our most significant estimates. In the third quarter and first nine months of 2008, the prices of silver and gold exceeded their levels from the same periods last year. The average price of lead for the first nine months of 2008 exceeded its level for the same 2007 period, however, the average lead price for the third quarter of 2008 was below its level for the third quarter of 2007. Zinc prices were lower for both periods of 2008, compared to the same 2007 periods.

          The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

Map of Operations

Greens Creek Unit, Admiralty Island, Alaska
Hecla Office, Vancouver, B.C.
Hecla Office, Coeur d'Alene, Idaho
Lucky Friday Unit, Mullan, Idaho
*San Juan Silver, Creede, Colorado
*San Sebastian, Durango, Mexico
Silver
Hecla Corporate Offices
* Exploration / Development Projects

Our current business strategy is to focus our financial and human resources in several areas:

•	Managing our operations and cash flows in a manner that will facilitate repayment of our bridge and term loans;

•

Assuming operating responsibility for and fully integrating our acquisition in April 2008 of the remaining 70.3% of the Greens Creek Joint Venture in Alaska, of which we previously held 29.7%, which will double our silver production by giving our various subsidiaries sole ownership of the world’s fifth largest silver mine (See Note 14 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion);

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

•	Continuing to seek opportunities to acquire and investment in mining properties and companies; and

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

Results of Operations

          For the third quarter and first nine months of 2008, we recorded losses applicable to common shareholders of $7.2 million and $39.5 million ($0.05 and $0.31 per common share, respectively), compared to income applicable to common shareholders of $12.3 million and $44.6 million ($0.10 and $0.37 per common share, respectively) during the same periods in 2007. The following factors resulted in the reduced results for the third quarter and first nine months of 2008, compared to the same periods in 2007:

•

A decrease in gross profit at our Greens Creek and Lucky Friday units of $2.1 million and $7.2 million, respectively, for the third quarter of 2008, and by $19.2 million and $9.9 million, respectively, for the first nine months of 2008, compared to the same 2007 periods (see the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of these variances).

•

An increased loss from discontinued operations at the La Camorra unit of $3.3 million for the first nine months of 2008, compared to the same 2007 period, including foreign exchange losses in the first nine months of 2008 that exceeded those incurred in 2007 by $3.1 million (see the Discontinued Operations – La Camorra Unit section below).

•

A loss on the sale of our interests in Venezuela, net of the related income tax effect, of $11.4 million in the second quarter of 2008 (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•	The sale of our interest in the Hollister Development Block gold exploration project in April 2007, which resulted in a pre-tax gain of $63.8 million reported in the second quarter of 2007.
•

Interest expense of $6.8 million and $12.7 million for the third quarter and first nine months of 2008 in connection with debt incurred for the purchase of the remaining interest in the Greens Creek joint venture. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility.

•

$3.3 million and $9.8 million increases in preferred stock dividends when comparing the third quarter and first nine months of 2008 to the same 2007 periods, due to the issuance of 2,012,500 shares of Mandatory Convertible Preferred Stock in December 2007. The net proceeds from the preferred stock issuance were utilized for the purchase of the remaining interest of the Greens Creek joint venture.

•

Decreased average prices for zinc and lead produced at our operations for the three-month period ended September 30, 2008, and for zinc for the nine-month period ended September 30, 2008, compared to the same 2007 periods, as illustrated by the following table:

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Silver – London PM Fix ($/ounce)	$15.03	$12.70	$16.63	$13.12
Gold – London PM Fix ($/ounce)	$870	$681	$897	$666
Lead – LME Final Cash Buyer ($/pound)	$0.87	$1.43	$1.08	$1.07
Zinc – LME Final Cash Buyer ($/pound)	$0.80	$1.46	$0.95	$1.56

          During the third quarter of 2008, the Company realized silver, gold, lead and zinc prices of $12.30 per ounce, $848 per ounce, $0.87 per pound and $0.73 per pound, respectively, compared to realized prices of $13.49 per ounce, $732 per ounce, $1.69 per pound and $1.30 per pound, respectively, in the third quarter of 2007 at its ongoing operations.

          During the nine months ended September 30, 2008, the Company realized silver, gold, lead and zinc prices of $15.93 per ounce, $901 per ounce, $1.00 per pound and $0.84 per pound, respectively, compared to realized prices of $13.55 per ounce, $689 per ounce, $1.27 per pound and $1.36 per pound, respectively, in the same period of 2007 at its ongoing operations.

          The differences between realized metal prices and average market prices are due to the difference between metal prices upon transfer of title of concentrates to the buyer and final settlement. For the three months ended September 30, 2008, the Company reported negative adjustments to provisional settlements of $11.6 million compared to positive adjustments of $1.0 million for the same period of 2007. For the nine months ended September 30, 2008, the Company reported negative adjustments to provisional settlements of $15.9 million compared to positive adjustments of $0.4 million for the first nine months of 2007.

          The factors above, which negatively impacted our 2008 operating results for the three and nine-month periods ended September 30, 2008, compared to the same 2007 periods, were partially offset by the items listed below:

•

Recognition of $44.7 million to increase our current estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site in June 2007. During the second quarter of 2007, we finalized a proposed multi-year clean-up plan for the upper portion of the Coeur d’Alene Basin, together with an estimate of related costs to implement the plan. Based on that work and a reassessment of our other potential liabilities in the Basin, we increased our accrual for remediation in the Basin by $42 million. We also accrued an additional $2.7 million for the remaining Bunker Hill Superfund Site work. For additional discussion, see Bunker Hill Superfund Site and Coeur d’Alene River Basin Environmental Claims in Note 6 of Notes to Consolidated Financial Statements.

•	Sale of our 8.2 million shares of Great Basin Gold stock in the second quarter of 2008, resulting in an $8.1 million gain.
•	Increased average prices for silver and gold produced at our operations, as illustrated by the table above.

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

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Sales	$50,400	$19,298	$111,123	$57,997
Cost of sales and other direct production costs	(33,797)	(6,841)	(80,337)	(20,832)
Depreciation, depletion and amortization	(8,572)	(2,304)	(19,349)	(6,534)

Gross profit	$8,031	$10,153	$11,437	$30,631

Tons of ore milled	187,617	58,384	393,202	161,204
Silver ounces produced	1,776,914	679,884	4,017,108	2,073,435
Gold ounces produced	16,396	5,614	36,504	14,963
Zinc tons produced	16,452	5,021	34,371	13,574
Lead tons produced	4,781	1,697	10,920	4,688
Payable silver ounces sold	2,006,266	527,476	3,735,758	1,782,063
Payable gold ounces sold	17,441	3,795	32,047	11,648
Payable Zinc tons sold	12,947	3,278	27,139	10,571
Payable Lead tons sold	5,269	1,220	9,786	3,623
Silver ounces per ton	13.32	15.54	14.36	16.62
Gold ounces per ton	0.14	0.14	0.15	0.14
Zinc percent	10.13	9.65	10.25	9.45
Lead percent	3.32	3.72	3.60	3.68
Total cash cost per silver ounce (1)	$3.79	$(7.42)	$1.96	$(5.15)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $2.1 million and $19.2 million decreases in gross profit during the third quarter and first nine months of 2008, respectively, compared to the same 2007 periods, were primarily the result of the following factors:

•

higher cost of sales, as a percentage of sales which increased to 67% and 72%, respectively, for the third quarter and first nine months of 2008, compared to 35% and 36%, respectively, for the same periods of 2007. The higher cost of sales in 2008 is primarily due to increased costs of diesel fuel and other consumables. The nine-month period increase includes the fair value of the finished and in-process product inventory acquired upon purchase of the 70.3% ownership. Upon the sale of the acquired inventory, the fair market value was expensed, which increased the cost of sales, and decreased the gross profit margin. The lower of cost or market represents the differential between the fair value of the acquired inventory and the acquired company’s cost to produce;

•

higher depreciation, depletion and amortization expense, as a percentage of sales, as a result of the fair market valuation of the acquired 70.3% share of property, plant, equipment and mineral interests at the acquisition date;

•	14% decline in silver ore grades for the third quarter and first nine months of 2008, compared to the same 2007 periods;
•	lower average zinc and lead prices for the three-month period, and lower average zinc prices for the nine-month period, compared to the same 2007 periods;
•	a 43% increase in concentrate freight costs primarily due to higher energy prices; and
•

negative price adjustments to revenues of $10.4 million and $14.3 million during the three and nine-month periods ended September 30, 2008 as a result of declines in metal prices between transfer of title of concentrates to buyers and final settlement.

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

          The $11.21 and $7.11 increases in total cash cost per ounce for the third quarter and first nine months of 2008, respectively, compared to 2007, are attributable to lower silver grades, higher concentrate freight costs, and increased operating costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Sales	$14,125	$20,512	$54,024	$59,344
Cost of sales and other direct production costs	(9,431)	(8,932)	(30,196)	(26,344)
Depreciation, depletion and amortization	(1,328)	(1,016)	(3,591)	(2,930)

Gross profit	$3,366	$10,564	$20,237	$30,070

Tons of ore milled	81,665	72,592	245,480	241,011
Silver ounces produced	739,870	661,511	2,164,338	2,317,741
Lead tons produced	4,707	4,032	13,877	13,630
Zinc tons produced	2,399	1,606	7,489	5,711
Payable silver ounces sold	669,150	633,393	2,016,149	2,154,338
Payable lead tons sold	4,248	3,866	12,841	12,502
Payable zinc tons sold	1,743	1,132	5,051	3,527
Silver ounces per ton	9.72	9.89	9.45	10.46
Lead percent	6.25	6.03	6.10	6.15
Zinc percent	3.54	3.22	3.58	3.16
Total cash cost per silver ounce (1)	$6.06	$(2.38)	$4.55	$(0.28)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $7.2 million decrease in gross profit for the third quarter of 2008, compared to the same 2007 period, is primarily the result of lower average lead and zinc prices and higher operating costs. The $9.8 million decrease in gross profit for the first nine months of 2008 compared to 2007 is primarily due to lower average zinc prices, increased concentrate treatment charges, and higher operating costs. The results for the first nine months of 2008 were also affected by lower silver production due to silver ore grades that decreased by 10% compared to the same 2007 period. The lower silver ore grades are due to the nature of the ore body. In addition, negative price adjustments to revenues of $1.2 million and $1.7 million, respectively, impacted results for the three and nine-month periods ended September 30, 2008 due to declines in metal prices between transfer of title of concentrates to buyers and final settlement.

          The $8.44 and $4.83 increases in total cash costs per silver ounce in the third quarter and first nine months of 2008, compared to the same 2007 periods, are primarily attributed to the lower silver ore grades and higher mining and milling costs. The negative third quarter variance was also a result of reduced by-product credits, due to lower lead and zinc prices.

          Mining at longer strike lengths at the Lucky Friday has allowed us to take advantage of the high metal prices and the mill’s ability to recover more zinc due to recent upgrades. This has resulted in an economic benefit and has allowed us to temporarily mine lower grade ore that is below anticipated life-of-mine reserve levels, which also delays some production of metals included in the reserve to later periods. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

The San Sebastian Segment

          We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit located in Mexico during the fourth quarter of 2005. However, significant exploration efforts have continued during 2006, 2007, and 2008 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold approximately 500 square miles of contiguous concessions. Concessions totaling 166 square miles were added to our land package at the San Sebastian segment during the first quarter of 2008. Additional exploration activity at the San Sebastian unit in 2007 and 2008 has included completion of initial drilling on a number of veins at our Rio Grande project, where our concession holdings cover approximately 5 square miles. We incurred $0.6 million and $4.2 million, respectively, in exploration expenses during the third quarter and first nine months of 2008 at San Sebastian, compared to $2.2 million and 5.2 million in the comparable periods of 2007. The San Sebastian mine and Velardeña mill are currently on care-and-maintenance status as we continue exploration efforts.

Discontinued Operations - The La Camorra Unit

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries holding our business and operations of the La Camorra Unit to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 4,273,504 shares of Rusoro common stock valued at $5.4 million at the time of the transaction. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of our Venezuelan operations have been reported in discontinued operations for all periods presented. See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

          The following is a comparison of the operating results and key production statistics of our discontinued Venezuelan operations, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands, except per ton and per ounce amounts):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Sales	$—	$10,460	$23,855	$46,174
Cost of sales and other direct production costs	—	(6,516)	(21,656)	(38,136)
Depreciation, depletion and amortization	—	(2,627)	(4,785)	(11,824)

Gross income (loss)	$—	$1,317	$(2,586)	$(3,786)

Tons of ore processed	—	21,982	25,516	120,040
Gold ounces produced	—	17,624	22,160	70,649
Gold ounces per ton	—	0.834	0.894	0.611
Total cash cost per gold ounce (1)	$—	$538	$996	$521

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          Exchange control regulations in Venezuela limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that were maintained in Venezuela totaled a U.S. dollar equivalent, at official exchange rates, of approximately $30.0 million at December 31, 2007. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela to Rusoro, with the transaction closing on July 8, 2008 (see Note 5 for further discussion of the transaction).

          Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that were higher than the official rate (parallel rate) on which we incurred foreign currency losses. During 2008, prior to the July 8, 2008 sale of our Venezuelan operations, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the difference. All of these losses were incurred on repatriations of cash from Venezuela. In the third quarter of 2007, we exchanged the U.S. dollar equivalent of $1.0 million at the official exchange rate for $0.5 million at open market exchange rates through negotiable instruments, incurring foreign exchange losses on the difference. In the first nine months of 2007, we exchanged the U.S. dollar equivalent of $30.8 million at the official exchange rate for $17.5 million at open market exchange rates through negotiable instruments, incurring foreign exchange losses on the difference. Approximately $11.0 million of the conversion losses for the first nine months of 2007 were incurred on the repatriation of cash from Venezuela, while additional losses of approximately $0.5 million and $2.3 million for the third quarter and first nine months of 2007, respectively, are related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services. All conversion losses discussed above are included in losses from discontinued operations, net of taxes reported on the Condensed Consolidated Statement of Operations for those periods.

Corporate Matters

          Other significant items affecting the results of our third quarter and first nine months of 2008, as compared to the same periods in 2007, were as follows:

•

general and administrative expense was lower by $0.2 million during the third quarter of 2008 and higher by $2.4 million for the first nine months of 2008. Both periods were impacted by increased staffing, which was partially off-set by a reduction in the value of stock appreciation rights resulting from lower stock prices;

•

overall increase in exploration expense of $1.4 million and $7.8 million for the third quarter and first nine months of 2008, due primarily to a surface drilling and generative exploration program in North Idaho’s Silver Valley, the initiation of a drilling program at the San Juan Silver property in Colorado, the addition of exploration costs relating to our acquisition of the remaining 70.3% of Greens Creek, increased underground exploration at our Lucky Friday unit, and continued exploration activity at our San Sebastian unit in Mexico;

•	lower pre-development expense in the first nine months of 2008 of $1.0 million, as a result of our sale of the Hollister Development Block project in April 2007;
•

a decrease in the provision for closed operations and environmental matters of $1.4 million and $46.3, respectively, for the third quarter and first nine months of 2008, compared to the same 2007 period. The decrease for the nine-month period is primarily a result of the $44.7 million second quarter 2007 adjustment to increase our estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site (as further discussed in the Results of Operations section above), while both periods have been affected by closure advancement at various sites;

•	$1.8 million and $2.7 million decreases in interest income for the third quarter and first nine months of 2008, compared to the 2007 periods, due to lower cash balances and interest rates; and
•

income tax benefits of $0.7 million and $4.6 million for the third quarter and first nine months of 2008, compared to an income tax provision of $100,000 and an income tax benefit of $1.7 million, respectively, for the third quarter and first nine months of 2007. See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Lucky Friday and Greens Creek units for the three and nine months ended September 30, 2008 and 2007 (in thousands, except costs per ounce). Tables in previous periods have presented gold cost per ounce, however as a result of our sale of all of the outstanding capital stock of El Callao and Drake-Bering, our gold operations have been reclassified as discontinued operations for all periods presented.

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

          Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited).

	Total, All Properties

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Total cash costs (1)	$11,215	$(6,615)	$17,699	$(11,314)
Divided by ounces produced	2,517	1,341	6,181	4,391

Total cash cost per ounce produced	$4.46	$(4.93)	$2.86	$(2.58)

Reconciliation to GAAP:
Total cash costs	$11,215	$(6,615)	$17,699	$(11,314)
Depreciation, depletion and amortization	9,900	3,320	22,940	9,464
Treatment and freight costs	(26,114)	(7,684)	(60,890)	(23,792)
By-product credits	49,406	30,772	128,135	82,298
Change in product inventory	8,411	(750)	24,934	(161)
Reclamation and other costs	310	51	655	145

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$53,128	$19,092	$133,473	$56,640

	Greens Creek Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Total cash costs (1)	$6,728	$(5,040)	$7,855	$(10,673)
Divided by silver ounces produced	1,777	679	4,017	2,073

Total cash cost per ounce produced	$3.79	$(7.42)	$1.96	$(5.15)

Reconciliation to GAAP:
Total cash costs	$6,728	$(5,040)	$7,855	$(10,673)
Depreciation, depletion and amortization	8,572	2,304	19,349	6,534
Treatment and freight costs	(20,341)	(4,433)	(43,907)	(13,211)
By-product credits (1)	38,553	16,996	90,955	44,555
Change in product inventory	8,555	(726)	24,830	34
Reclamation and other costs	302	45	604	127

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$42,369	$9,145	$99,686	$27,366

	Lucky Friday Unit

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Total cash costs (1)	$4,487	$(1,575)	$9,844	$(641)
Divided by silver ounces produced	740	662	2,164	2,318

Total cash cost per ounce produced	$6.06	$(2.38)	$4.55	$(0.28)

Reconciliation to GAAP:
Total cash costs	$4,487	$(1,575)	$9,844	$(641)
Depreciation, depletion and amortization	1,328	1,016	3,591	2,930
Treatment and freight costs	(5,773)	(3,251)	(16,983)	(10,581)
By-product credits	10,853	13,776	37,180	37,743
Change in product inventory	(144)	(24)	104	(195)
Reclamation and other costs	8	6	51	18

Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$10,759	$9,948	$33,787	$29,274

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

Financial Liquidity and Capital Resources

          Our liquid assets include (in millions):

	September 30, 2008	December 31, 2007

Cash and cash equivalents held in U.S. dollars	$77.9	$343.1
Cash and cash equivalents held in foreign currency	1.2	30.0
Adjustable rate securities	—	4.0
Marketable equity securities, current	2.4	21.8
Marketable equity securities, non-current	3.4	8.4

Total cash, cash equivalents and investments	$84.9	$407.3

          Cash and cash equivalents held in U.S. dollars decreased by $265 million in the first nine months of the year, as discussed below. Cash held in foreign currencies decreased in the second quarter as we exchanged Venezuelan Bolívares valued at approximately $38.7 million at the official exchange rate for approximately $25.4 million at the open market exchange rate, incurring a loss on the difference. Current marketable equity securities were reduced during 2008 by our sale of 8.2 million shares of Great Basin Gold, Inc. stock in the second quarter, followed by an increase in the third quarter due to the receipt of 4,273,504 shares of common stock of Rusoro Mining Ltd. in connection with the sale of our business interests in Venezuela. In July, we received $21.7 million cash along with stock from Rusoro, as discussed in Note 5 in Notes to Condensed Consolidated Financial Statements (Unaudited). The decreased valuation of non-current equity securities was due to changes in the market values of the securities.

          As discussed further below, a portion of the Greens Creek acquisition was funded by $240 million provided by a bridge loan which initially matured on October 16, 2008, and has been extended with respect to $40 million to February 16, 2009, subject to conditions as discussed in Note 11 of Notes to Condensed Consolidated financial Statements (Unaudited). In September and October, we repaid $200 million of the $240 million balance outstanding on the loan, leaving a balance of $40 million. As a result, we believe our cash, cash equivalents, short-term investments, non-current equity investments, and cash from operations may not be adequate to meet our obligations during the next twelve months without additional cash being provided by asset sales, the potential addition of new debt or equity financing, or a restructuring of our existing credit facility. We estimate that approximately $18 million of cash flow will be invested in sustaining and growth capital expenditures through the end of the year. We may defer some capital investment activities until we secure additional capital, if necessary, to maintain liquidity. We also may pursue additional acquisition opportunities, which would require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

	Nine Months Ended September 30,

	2008	2007

Cash provided by operating activities (in millions)	$23.0	$47.0

          The lower cash provided by operating activities in the first nine months of 2008, compared to the same 2007 period, resulted primarily from increased losses from discontinued operations, including foreign exchange losses totaling $13.3 million incurred on exchange of Venezuelan Bolívares for U.S. dollars as described above. In total, losses on discontinued operations in 2008 have exceeded those in 2007 by $14.6 million. Cash provided by operating activities from continuing operations totaled $35.5 million in the first nine months of 2008 compared to $45.5 million in the same period of 2007. The $10.1 million decrease was a result of $30.2 million reduction in income from continuing operations adjusted for non-cash items resulting from lower metals prices and higher costs, partly offset by a $20.3 million increase in cash resulting from changes in accounts receivable, accounts payable, inventories, and other assets and liabilities.

	Nine Months Ended September 30,

	2008	2007

Cash used in investing activities (in millions)	$667.0	$4.4

          Cash used in investing activities was higher in the first nine months of 2008 than in 2007 primarily as a result of the acquisition of the remaining interest in the Greens Creek Joint Venture from Rio Tinto, PLC for $688.1 million (net of cash received), along with Hecla stock valued at approximately $53.4 million. In addition, we have invested $54.0 million of cash in property, plant, equipment, and mineral interests in 2008, up from $22.0 million in 2007, and an additional $10.5 million for non-cash acquisition of properties paid for with the Hecla stock. The increased capital investment at our Lucky Friday unit was primarily for sustaining capital that will facilitate extension of our mine plan to deeper levels and a new tailings disposal area. Capital investment at the Greens Creek unit, of which our subsidiaries have owned 100% since April 16, 2008, was also for sustaining capital that will modernize communications and the hauling fleet, and will provide additional tailings capacity.

	Nine Months Ended September 30,

	2008	2007

Cash provided by financing activities	$350.0	$2.4

          Significant financing activities in 2008 included the receipt of $380 million related to the amended credit agreement entered into in connection with the acquisition of the remaining interest in the Greens Creek Joint Venture as described in Critical Accounting Estimates - Business Combinations and the sale of 34.4 million shares of our common stock for proceeds, net of related fees, of $163.8 million. In September, we repaid $181.2 million on our debt ($18.3 million on our term loan, as scheduled, and $162.9 million on our bridge loan), and in October we repaid an additional $37.1 million on our bridge loan. The primary use of cash for financing activities was the payment of dividends on Series B and mandatory convertible preferred stock. We paid $7.4 million in dividends on preferred shares compared to $0.4 million in 2007. The increase was due to the issuance of 2,012,500 mandatory convertible preferred shares in 2007. In 2007, $2.9 million was received from the sale of shares issued under our stock option plans.

Acquisition of the Greens Creek Joint Venture

          On April 16, 2008, we completed our acquisition of the remaining 70.3% of the Greens Creek Joint Venture from a subsidiary of Rio Tinto. We have been a partner in the Joint Venture for approximately 20 years. The 70.3% interest was acquired for $700 million cash and 4.4 million shares of Hecla common stock, which was valued at $53.4 million. The $700 million in cash paid to Rio Tinto included $220 million in proceeds from bridge a financing which was scheduled to mature in October 2008, a $140 million three-year amortizing term loan facility maturing on March 31, 2011, and $340 million in cash which we held prior to closing. We utilized an additional $20 million available for general corporate purposes from the bridge facility in September 2008.

          We paid the first term loan payment of $18.3 million in September 2008. The term loan requires two additional quarterly principal payments of $18.3 million through the second quarter of 2009, followed by four $10.0 million quarterly payments through March 31 of 2010, followed by four $11.3 million quarterly payments through March 31, 2011, along with accrued interest. We anticipated funding our obligation for the term loan facility through cash generated by operations. However, that cash flow may be inadequate to meet this obligation.

          In September 2008, we completed the public offering of 34.4 million shares of our common stock for $163.8 million of net proceeds, $162.9 million of which was applied against the bridge loan principal balance with the remaining $0.9 million applied to interest, resulting in an outstanding balance of $77.1 million at September 30, 2008. On October 16, 2008, we repaid an additional $37.1 million of the bridge facility balance, and reached an agreement with its bank syndicate to extend the remaining $40 million outstanding balance until February 16, 2009, subject to certain requirements. See Note 11 and Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of our debt facilities and the common stock issuance.

          There are a number of factors that may impact our ability to meet the obligations of our term and bridge debt facilities described above. If the market prices for the metals we produce decline or we fail to control our production, development or corporate costs for a sustained period of time, our ability to service our debt obligations may be adversely affected. Our cash and investment balances and cash flows from operations may not be adequate to meet our obligations, and we may be required to obtain additional cash through asset sales, the potential addition of new debt or equity financing, or a restructuring of our existing credit facility. There can be no assurance that these cash sources will be available to us. See the discussion of Future Metals Prices in the Critical Accounting Estimates below and discussion of the various risks associated with our credit facility in Item 1A. Risk Factors.

Contractual Obligations, Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders and certain capital expenditures and lease arrangements as of September 30, 2008 (in thousands):

	Payments due by period

	Less than 1 year	1-3 years	3-5 years	More than 5 Years	Total

Purchase obligations (1)	$11,176	$—	$—	$—	$11,176
Long-term debt (2)	139,847	67,935	—	—	207,782
Contractual obligations (3)	14,457	—	—	—	14,457
Operating lease commitments (4)	2,167	1,634	317	—	4,118

Total contractual cash obligations	$167,647	$69,569	$317	$—	$237,533

(1)

Consists of open purchase orders of approximately $5.2 million at the Lucky Friday unit and $6.0 million at the Greens Creek unit. Included in these amounts are approximately $4.5 million and $5.6 million related to various capital projects at the Lucky Friday and Greens Creek units, respectively.

(2)

On April 16, 2008, in connection with the completion of our acquisition of the companies owning 70.3% of the Greens Creek mine, our already-existing $30 million revolving credit agreement was amended and restated to become a $380 million credit facility, consisting of a $140 million three-year term facility maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which was scheduled to mature in October 2008. $220 million of the bridge facility was used at the time of closing the Greens Creek transaction, with the remaining $20 million balance available for general corporate purposes used in September 2008. We have paid a quarterly commitment fee at an annual rate of 0.50% of the unused portion of the bridge facility. We applied proceeds of $162.9 million from the public issuance of common stock against the bridge facility balance in September 2008, which resulted in an outstanding balance of $77.1 million at September 30, 2008. A total of $198.8 million related to the amended and restated agreement was outstanding at September 30, 2008. In October 2008, we paid $37.1 million of the bridge loan balance, and maturity of the remaining $40 million of the outstanding bridge facility balance was extended until February 16, 2009, subject to certain requirements. For more information, see Note 11 of Notes to Condensed Consolidated Financial Statements.

(3)

Includes approximately $5.9 million for various capital projects at the Greens Creek unit. Total contractual obligations at September 30, 2008 also included approximately $8.6 million for commitments relating to non-capital items at Greens Creek.

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

          On June 19, 2008, we announced that we had entered into an agreement to sell 100% of our wholly owned subsidiaries holding our business and operations in Venezuela, and the transaction closed on July 8, 2008. See Note 5 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for further discussion of the sale. As a result, our obligations relating to the discontinued La Camorra unit for open purchase orders, transportation and other non-capital commitments, and future royalty obligations were eliminated upon completion of the sale.

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

          We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At September 30, 2008, our reserves for these matters totaled $119.1 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 6 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

          At September 30, 2008, we had no existing off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Future Metals Prices

          Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown below under Part II, Item 1A. Risk Factors, metals prices have been historically volatile. While average prices for silver and gold have performed favorably for five consecutive years, there has been a reduction in the average prices of zinc and lead in the first nine months of 2008, compared to 2007. We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will remain at their current levels or higher.

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

Business Combinations

          In accordance with SFAS 141, “Business Combinations,” we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. We would recognize the excess of an acquired business’s cost over the fair value of acquired assets, less liabilities, as goodwill. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets, including estimates of future metals prices and mineral reserves, as discussed above. In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at September 30, 2008, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Part II, Item 1A. Risk Factors).

Short-term Investments

          From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of September 30, 2008.

Commodity-Price Risk Management

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We had no commodity-related derivative positions at September 30, 2008.

Interest-Rate Risk Management

          At September 30, 2008, we had $198.8 million in debt associated with the acquisition of the remaining 70.3% of the Greens Creek mine. The debt consists of $121.7 million related to a three-year amortizing term facility and a $77.1 million bridge facility balance. On October 16, 2008, the Company paid $37.1 million of the bridge loan and the balance of $40 million was extended to February 16, 2009 subject to the requirement that a revised operating plan be submitted to the bank syndicate by November 14, 2008. If the bank syndicate notifies us that the revised operating plan is unsatisfactory by December 10, 2008, the remaining outstanding balance on the bridge loan must be repaid on December 19, 2008. For additional information regarding our credit facility, see Note 11 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

          The term loan requires us to hedge the floating rate interest rate exposure and on May 5, 2008, we entered into a interest rate swap agreement that has the economic effect of modifying the LIBOR-based variable interest obligations associated with the $121.7 million term facility maturing on March 31, 2011 so that the interest payable on the note effectively became fixed at a rate of 5.005% until maturity on March 31, 2011. The terms of the interest rate swap agreement and the notes that the swap agreement pertains to match, including the notional amounts, interest rate reset dates, and maturity dates. The fair value of the swap totaled an unrealized gain of $267,000 at September 30, 2008. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized gain is included in accumulated other comprehensive income and the corresponding fair value receivable is included in other current assets in our condensed consolidated balance sheet.

Item 4.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          On January 1, 2008, we implemented a new business system at our corporate office to facilitate automation of our accounting processes. We believe the new system will enhance existing controls over financial reporting by decreasing manual controls inherent in our prior system.

          On April 16, 2008, our subsidiaries acquired the remaining 70.3% interest in the Greens Creek Joint Venture, of which we previously held 29.7%. Prior to ownership by our various subsidiaries of 100% of the joint venture, we excluded Greens Creek from our assessment of internal control over financial reporting, as we did not have the ability to dictate or modify the controls at Greens Creek. We have commenced the process of assessing the effectiveness of our internal control over financial reporting at Greens Creek, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have not yet determined whether we will be able to include Greens Creek in our assessment of internal controls as of December 31, 2008.

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

          Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2007 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Except as set forth in the next following paragraph, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. Certain of those risk factors have been updated in this Form 10-Q to provide updated information, as set forth below.

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

FINANCIAL RISKS

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

          The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and financial position. The recent high costs of fuel and other consumables have negatively impacted production costs at our operations. In addition, the financial crisis may limit our ability to raise capital through credit and equity markets, both of which we have utilized recently to finance the acquisition of the 70.3% interest in the Greens Creek mine and meet the related debt obligations. As discussed further below, the prices of the metals that we produce are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

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

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the Greens Creek mine (see Note 14 of Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of the acquisition). The acquisition was partially funded by a $380 million debt facility, which included a $140 million three-year term facility and a $240 million bridge facility, which was scheduled to mature in October 2008. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and used the remaining $20 million balance available for general corporate purposes in September 2008 (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility). At September 30, 2008, the outstanding balance associated with the debt facility was $198.8 million, including $77.1 million related to the bridge facility. On October 16, 2008, the Company paid $37.1 million of the bridge loan and the remaining balance of $40 million was extended to February 16, 2009 subject to the requirement that a revised operating plan be submitted to the bank syndicate by November 14, 2008. If the bank syndicate notifies us that the revised operating plan is unsatisfactory by December 10, 2008, the remaining outstanding balance on the bridge loan must be repaid on December 19, 2008. If the market prices for the metals we produce decline or we fail to control our production or development costs for a sustained period of time, our ability to service our debt obligations associated with this transaction may be adversely affected.

          The following table sets forth the average daily closing prices of the following metals for the year ended December 31, 1995, 2001 and each year thereafter through 2007, and for the nine months ended September 30, 2008.

	2008	2007	2006	2005	2004	2003	2002	2001	1995

Silver (1) (per oz.)	$16.63	$13.39	$11.57	$7.31	$6.66	$4.88	$4.60	$4.37	$5.20
Gold (2) (per oz.)	$897.43	$696.66	$604.34	$444.45	$409.21	$363.51	$309.97	$272.00	$384.16
Lead (3) (per lb.)	$1.08	$1.17	$0.58	$0.44	$0.40	$0.23	$0.21	$0.22	$0.29
Zinc (4) (per lb.)	$0.95	$1.47	$1.49	$0.63	$0.48	$0.38	$0.35	$0.40	$0.47

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

          On November 3, 2008, the closing prices for silver, gold, lead and zinc were $10.05 per ounce, $729.50 per ounce, $0.67 per pound and $0.49 per pound, respectively.

A decline in metals prices may cause us to record write-downs, which could negatively impact our results of operations.

          Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of long-Lived Assets (“SFAS 144”) establishes accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows, and recognizing impairment write-downs could negatively impact our results of operations. Metal price estimates are a key component used in the analysis of the carrying values of our assets. If the prices of silver, gold, zinc and lead decline or we fail to control production costs or realize the mineable ore reserves at our mining properties, we may be required to recognize asset write-downs.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

          We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. Metal price estimates are a key component used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future cash flows and taxable income differ significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax law could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of September 30, 2008, our current and non-current deferred tax asset balances were $36.5 million and $10.6 million, respectively. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our deferred tax assets.

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

          Our acquisition of the companies owning 70.3% of the Greens Creek mine (see Note 14 of Notes to the Condensed Consolidated Financial Statements for further discussion) was partially funded by a $380 million debt facility, which includes a $140 million three-year term facility and a $240 million bridge facility, which matured in October 2008. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and the remaining $20 million available balance in September 2008. The total outstanding balance on the debt facility at September 30, 2008 was $198.8 million, including $77.1 million related to the bridge facility. On October 16, 2008, the Company paid an additional $37.1 million of the bridge loan balance and the remaining balance of $40 million was extended to February 16, 2009 subject to the requirement that a revised operating plan be submitted to the bank syndicate by November 14, 2008. If the bank syndicate notifies us that the revised operating plan is unsatisfactory by December 10, 2008, the remaining outstanding balance on the bridge loan must be repaid on December 19, 2008. The debt facility includes various covenants and other limitations related to our indebtedness and investments that require us to maintain customary measures of financial performance. We believe we will be able to comply with such requirements in the future, although failure to do so could adversely affect our results or financial condition and may limit our ability to obtain financing. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility.

The terms of our senior credit facility restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions and that, in turn, could impair our ability to meet our obligations.

          Our senior credit facility contains various restrictive covenants that limit management’s discretion in operating our business. In particular, these covenants limit our ability to, among other things:

•	incur additional debt;

•	make certain investments or pay dividends or distributions on our capital stock or purchase or redeem or retire capital stock;

•	sell assets, including capital stock of our restricted subsidiaries;

•	restrict dividends or other payments by restricted subsidiaries;

•	create liens;

•	enter into transactions with affiliates; and

•	merge or consolidate with another company.

          Our senior credit facility also requires us to maintain specified financial ratios and satisfy certain financial tests. Our ability to maintain or meet such financial ratios and tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot assure you that we will maintain or meet such ratios and tests or that the lenders under our senior credit facility will waive any failure to meet such ratios or tests.

          These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies, and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply with them. A breach of these covenants could result in a default under our senior credit facility. If there were an event of default under our senior credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under the senior credit facility when it becomes due, the lenders under the senior credit facility could proceed against the assets which we have pledged to them as security.

The inability to meet the payment obligations of our term or bridge debt facilities when due could adversely affect our financial results or condition.

          The total outstanding balance of the debt facility at September 30, 2008 was $198.8 million, comprised of $121.7 million for the term facility and $77.1 million related to the bridge facility. Scheduled debt repayments on the term facility at September 30, 2008 are $18.3 million for the remainder of 2008, $48.3 million in 2009, $43.8 million in 2010 and $11.3 million in 2011. On October 16, 2008, the Company paid an additional $37.1 million of the bridge loan balance, and the remaining balance of $40 million was extended to February 16, 2009, subject to the requirement that a revised operating plan be submitted to the bank syndicate by November 14, 2008. If the bank syndicate notifies us that the revised operating plan is not satisfactory by December 10, 2008, the remaining outstanding balance on the bridge loan must be repaid on December 19, 2008. See Note 11 of Notes to the Condensed Consolidated Financial Statements for further discussion of our credit facility. We may defer some capital investment activities until we secure additional capital, if necessary, to maintain liquidity. We also may pursue additional acquisition opportunities, which would require additional equity issuances or financing. There can be no assurances that such financing will be available to us. Failure to meet the payment obligations of our credit facilities could cause us to be in default. If there were an event of default under our senior credit facility, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under the senior credit facility when it becomes due, the lenders under the senior credit facility could proceed against the assets which we have pledged to them as security.

A continued reduction in the average price of our common stock may affect our ability in the future to pay the quarterly dividends on our 6.5% Mandatory Convertible Preferred Stock in our common stock.

          Dividends on our mandatory convertible preferred stock are payable on a cumulative basis when, as, and if declared by our board of directors at an annual rate of 6.5% per share on the liquidation preference of $100 per share. We intend to pay quarterly dividends of $3.3 million in cash, common stock, or a combination thereof, on January 1, April 1, July 1, and October 1 of each year to, and including, January 1, 2011. On October 16, 2008, we reached an agreement with our bank syndicate to extend the remaining $40 million balance of our bridge debt facility balance, originally scheduled to mature on October 16, 2008, until February 16, 2009, subject to certain requirements (see Note 11 of Notes to the Condensed Consolidated Financial Statements for more information on our credit facilities). One such requirement is that we must pay any dividends on our mandatory convertible preferred stock in common stock until the earlier of the date on which the bridge facility is repaid in full and February 16, 2009, to the extent that payment of such dividends in common stock is permitted thereby and under applicable law. The number of shares of common stock which may be delivered in connection with a regular dividend payment is capped. Because there has recently been a decline in the average price of our common stock, the cap may apply if recent prices of our common stock exist during upcoming calculation periods. The price of our common stock is impacted by numerous factors and has historically been volatile, and there can be no assurance that our ability to pay the quarterly dividends on our mandatory convertible preferred stock will not be impacted by future declines in the average price of our common stock.

OPERATION, DEVELOPMENT, EXPLORATION AND ACQUISITION RISKS

Our foreign operations are subject to additional inherent risks.

          We recently sold our mining operations and assets in Venezuela, but still currently conduct exploration projects in Mexico. We anticipate that we will continue to conduct significant operations in Mexico and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export or sale restrictions;

•	expropriation or nationalization of assets with inadequate compensation;

•	currency fluctuations and repatriation restrictions;

•	invalidation of governmental orders, permits or agreements;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	recurring tax audits and delays in processing tax credits or refunds;

•	corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	fuel or other commodity shortages;

•	illegal mining;

•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

          Consequently, our exploration, development and production activities outside of the United States may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial condition or results of operations.

We may be subject to a number of unanticipated risks related to inadequate infrastructure.

          Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants, which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our mining operations.

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

•	We would continue to own our current interest, rather than the entire future interest in the Gold Hunter property at the Lucky Friday mine.

We may not realize the cost savings and other benefits we currently anticipate due to challenges associated with integrating the operations, personnel and other aspects of the companies owning 70.3% of the Greens Creek mine.

          Our acquisition of the companies owning 70.3% of the Greens Creek mine reflects our expectation that the transaction will result in increased metals production, earnings and cash flow. These anticipated results will depend in part on whether we can successfully integrate the acquired companies’ operations in an efficient and effective manner. This will present significant challenges to management, including integration of systems and personnel, unanticipated liabilities and increases in costs, and the potential loss of key personnel. There can be no assurance that there will be operational or other synergies realized, or that the integration of the companies’ operations, management and cultures will be timely or effectively accomplished. In addition, the integration of the companies may subject us to liabilities existing at the acquired companies, some of which may be unknown. While we have conducted due diligence on the operations of, and have participated in the Greens Creek Joint Venture with the acquired companies, there can be no guarantee that we are aware of any and all liabilities of the acquired companies. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial, could negatively impact our business, financial condition and results of operations.

LEGAL, MARKET AND REGULATORY RISKS

The issuance of additional shares of our preferred stock or common stock in the future could adversely affect holders of common stock.

          The market price of our common stock is likely to be influenced by our preferred stock. For example, the market price of our common stock could become more volatile and could be depressed by:

•

investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion or as dividends of the mandatory convertible preferred stock; and

•

our failure to pay dividends on our currently outstanding Series B Preferred Stock or mandatory convertible preferred stock, which would prevent us from paying dividends to holders of our common stock.

          In addition, our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of our stockholders. This includes the power to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over common stock with respect to dividends or upon the liquidation, dissolution or winding up of the business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

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

HECLA MINING COMPANY
(Registrant)

Date: November 4, 2008	/s/ Phillips S. Baker, Jr.

Phillips S. Baker, Jr., President and
Chief Executive Officer

Date: November 4, 2008	/s/ James A. Sabala

James A. Sabala, Vice President and
Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – September 30, 2008
Index to Exhibits

2.1

Asset Purchase Agreement among Hecla Mining Company, Hecla Merger Company and Independence Lead Mines Company dated February 12, 2008. Filed as exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008 (File No. 1-8491), and incorporated herein by reference. *

2.2

Stock Purchase Agreement dated as of June 19, 2008, by and among Rusoro Mining Ltd., Rusoro MH Acquisition Ltd., and Hecla Limited. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2008 (File No. 1-8491), and incorporated herein by reference.*

2.3

Letter agreement by and among Hecla Limited, Rusoro MH Acquisition Ltd., and Rusoro Mining Ltd. dated June 27, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 1-8491) filed on July 3, 2008, and incorporated herein by reference.

2.4

Agreement to Amend the Asset Purchase Agreement by and among Independence Lead Mines Company, Hecla Mining Company and Hecla Merger Company dated August 12, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2008 (File No. 1-8491), and incorporated herein by reference.

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

4.1(a)

Form of Certificate of Designations for 6.5% Mandatory Convertible Preferred Stock of the Registrant. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

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

10.1

Amended and Restated Bank Credit Agreement dated April 16, 2008, by and among Hecla Mining Company, various Lenders, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and Scotia Capital as Sole Lead Arranger and Sole Bookrunner. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 1-8491) filed on April 22, 2008, and incorporated herein by reference.*

10.2

First Amendment to Amended and Restated Credit Agreement dated October 16, 2008, by and among Hecla Mining Company, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 1-8491) filed on October 16, 2008, and incorporated herein by reference. *

10.3

Asset Purchase Agreement among Hecla Mining Company, Hecla Merger Company and Independence Lead Mines Company dated February 12, 2008. Filed as exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2008 (File No. 1-84901), and incorporated herein by reference. *

10.4

Agreement to Amend the Asset Purchase Agreement by and among Independence Lead Mines Company, Hecla Mining Company and Hecla Merger Company dated August 12, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2008 (File No., 1-8491), and incorporated herein by reference.

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