Form 10-K
period 2008-12-31
HECLA MINING CO/DE/
filed 2009-03-02
CIK 719413

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008

Commission file No. 1-8491

HECLA MINING COMPANY
(Exact name of registrant as specified in its charter)

Delaware	77–0664171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 N. Mineral Drive, Suite 200 Coeur d’Alene, Idaho	83815-9408
(Address of principal executive offices)	(Zip Code)

208-769-4100
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.25 per share	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange
6.5% Mandatory Convertible Preferred Stock, par value $0.25 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant’s voting Common Stock held by nonaffiliates was $1,175,960,634 as of June 30, 2008. There were 127,540,301 shares of the registrant’s Common Stock outstanding as of June 30, 2008, and 217,181,821 shares as of February 27, 2009.

Documents incorporated by reference herein:

          To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant’s 2008 fiscal year is incorporated herein by reference. See Part III.

i

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

          We produce lead, zinc and bulk concentrates, which we sell to custom smelters, and unrefined silver and gold bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into three segments that encompass our operating units and significant exploration interests:

•	The Greens Creek unit;

•	The Lucky Friday unit; and

•	The San Sebastian unit and various exploration activities in Mexico.

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On July 8, 2008, we completed the sale of our wholly owned subsidiaries holding our business and operations in Venezuela. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations for all periods presented (see Note 13 of Notes to Consolidated Financial Statements for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela, and have restated the corresponding information for all periods presented.

          On April 16, 2008, we completed the acquisition of all of the ownership interest of the two indirect Rio Tinto, PLC subsidiaries holding a 70.3% interest in the Greens Creek mine. Our wholly-owned subsidiary, Hecla Alaska LLC, previously owned an undivided 29.7% joint venture interest in the assets of Greens Creek. The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine. More information on the acquisition can be found in Note 19 of Notes to Consolidated Financial Statements.

          The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

          Our current business strategy is to focus our financial and human resources in the following areas:

•

Managing our operations in a manner that will facilitate repayment of our credit facilities (see Note 7 and Note 21 of Notes to the Consolidated Financial Statements for further discussion of our credit facilities);

•

Fully integrating our April 2008 acquisition of the remaining 70.3% of the Greens Creek Joint Venture in Alaska, of which we previously held 29.7%, which increases our expected 2009 silver production to between 10 and 11 million ounces and gives our various subsidiaries sole ownership of the world’s fifth largest silver mine;

•	Expanding our proven and probable reserves and production capacity at our operating properties;

•

Maintaining and investing in exploration projects in the vicinities of the following four mining districts we believe to be under-explored and under-invested: North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; the prolific silver producing district near Durango, Mexico; at our Greens Creek unit on Alaska’s Admiralty Island, located offshore of Juneau; and the Creede district of Southwestern Colorado;

•	Continuing to seek opportunities to acquire and invest in mining properties and companies; and

•	Seeking opportunities for growth both internally and through acquisitions. See the Results of Operations and Financial Liquidity and Capital Resources sections below.

          For the year ended December 31, 2008, we reported a net loss of $66.6 million compared to net income of $53.2 million and $69.1 million for the years ended December 31, 2007 and 2006, respectively, and net losses for the years ended December 31, 2005 and 2004 of $25.4 million and $6.1 million, respectively. Our financial results over the past five years have been impacted by:

•

Exploration and pre-production development expenditures, which totaled $23.7 million, $20.8 million, $28.4 million, $26.2 million and $20.2 million, respectively, for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, including exploration expenditures at our now-divested Venezuelan operations of $1.2 million, $3.9 million, $5.6 million, $8.3 million, and $5.9 million, respectively, for those periods. These amounts also include expenditures for the now-divested Hollister Development Block, as its development progressed until the sale of our interest in the project in April 2007, of $2.2 million, $14.4 million, $9.4 million and $4.2 million, respectively, for the years ended December 31, 2007, 2006, 2005 and 2004. In addition, exploration for the years ended December 31, 2005 and 2004 included $2.2 million and $0.3 million, respectively, for expenditures at the Noche Buena gold exploration property in Mexico, which was sold in April 2006;

•

Provision for closed operations and environmental matters of $4.3 million, $49.2 million, $3.5 million, $1.3 million and $11.2 million, respectively, for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. We recorded an increase of $44.7 million in 2007 to our estimated liabilities for environmental remediation in Idaho’s Coeur d’Alene Basin and the Bunker Hill Superfund Site. Accrual increases of $8.5 million were also recorded in 2004 for estimated future expenditures in the Coeur d’Alene Basin and the Grouse Creek mine;

•

Fluctuations in average prices of the metals we produce, as average prices for silver, gold and lead increased over the four-year period ended December 31, 2007, while average zinc prices increased over the three-year period ended December 31, 2006, with a slight decline during 2007. Average prices for silver and gold continued to increase during the first half of 2008, but declined during the second half of 2008, while average lead and zinc prices decreased during 2008;

•	Spikes in prices for diesel fuel and other consumables, which have impacted production costs at our operations;

•	Our acquisition of the remaining 70.3% of the Greens Creek mine for $758.5 million in April 2008, a portion of which was funded by a $140 million term loan and $220 million bridge loan;

•	The current global financial crisis, which has impacted metals prices, production costs, and our access to capital markets;

•

Losses from discontinued operations, net of tax, for the years ended December 31, 2008, 2007 and 2005 of $17.4 million, $15.0 million and $7.4 million, respectively, and income from discontinued operations, net of tax, for the years ended December 31, 2006 and 2004 of $4.3 million and $6.8 million, respectively; and

•	Decreased production, and the eventual suspension of mining operations at the San Sebastian unit in Mexico in the fourth quarter of 2005.

          A comprehensive discussion of our financial results for the years ended December 31, 2008, 2007 and 2006, individual operating unit performance, general corporate expenses and other significant items can be found in Item 7. — Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, as well as the Consolidated Financial Statements and Notes thereto.

          Our results of operations are significantly affected by the prices of silver, gold, lead and zinc, which fluctuate and are affected by numerous factors beyond our control. Over the past five years, we have seen the prices of silver and gold generally rise, which has helped to offset the factors having a negative impact on our net income discussed above. Zinc and lead prices generally increased during the four-year period ended December 31, 2007. However, average zinc and lead prices decreased during 2008.

Products and Segments

          Our segments are differentiated by geographic region and principal products produced. We produce zinc, lead and bulk concentrates at our Greens Creek unit and lead and zinc concentrates at our Lucky Friday unit, which we sell to custom smelters on contract, and unrefined silver and gold bullion bars (doré) at Greens Creek, which are sold directly to customers or further refined before sale to precious metals traders. Our segments as of December 31, 2008 included:

•

The Greens Creek unit, a 100%-owned joint venture arrangement, through our subsidiaries Hecla Alaska LLC, Hecla Greens Creek Mining Company and Hecla Juneau Mining Company. We acquired 70.3% of our ownership of Greens Creek in April 2008 from indirect subsidiaries of Rio Tinto, PLC. Greens Creek is located on Admiralty Island, near Juneau, Alaska, and has been in production since 1989, with a temporary shutdown from April 1993 through July 1996. During 2008, Greens Creek contributed $130.8 million, or 67.9%, to our consolidated sales;

•

The Lucky Friday unit located in northern Idaho. Lucky Friday is, through our subsidiaries Hecla Limited and Silver Hunter Mining Company, 100%-owned and has been a producing mine for us since 1958. During 2008, Lucky Friday contributed $61.9 million, or 32.1%, to our consolidated sales; and

•

The San Sebastian unit, located in the State of Durango, Mexico, has been 100% owned by us through our wholly owned subsidiary, Minera Hecla, S.A. de C.V., since 1999. During 2005, San Sebastian reached the end of its known mine life.

          The table below summarizes our production for the years ended December 31, 2008, 2007 and 2006, which reflects our previous 29.7% ownership of Greens Creek until April 16, 2008, and our 100% ownership thereafter.

	Year
	2008	2007	2006
Silver (ounces)	8,709,517	5,642,558	5,509,746
Gold (ounces)	76,810	107,708	179,276
Lead (tons)	35,023	24,549	22,899
Zinc (tons)	61,441	26,621	24,207

          The gold production amounts above include 22,160, 87,490 and 160,563 ounces, respectively, for years ended December 31, 2008, 2007 and 2006 produced at our discontinued Venezuelan operations sold in July 2008.

Employees

          As of December 31, 2008, we employed 742 people, and believe relations with our employees are generally good.

          Many of the employees at our Lucky Friday unit are represented by a union. The collective barginning agreement with workers at our Lucky Friday unit expires on April 30, 2009. We anticipate that we will reach a satisfactory contract with the union, although there can be no assurance that this can be done or that it can be done without disruptions to production. During the past five years, labor strikes and work slow-downs adversely affected our production in Mexico and at our now-divested Venezuelan operations. Similar labor problems could affect our financial results or condition in the future.

Available Information

          We are a Delaware corporation, with our principal executive offices located at 6500 N. Mineral Drive, Suite 200, Coeur d’Alene, Idaho 83815-9408. Our telephone number is (208) 769-4100. Our web site address is www.hecla-

mining.com. We file our annual, quarterly and current reports and amendments to these reports with the SEC, copies of which are available on our website or from the SEC free of charge (www.sec.gov or 800-SEC-0330 or the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549). Charters of our audit, compensation, corporate governance, and directors’ nominating committees, as well as our Code of Business Conduct and Ethics for Directors, Officers and Employees, are also available on our website. We will provide copies of these materials to shareholders upon request using the above-listed contact information, directed to the attention of Investor Relations.

          We have included the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) certifications regarding our public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding our compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which certification was dated June 3, 2008, and indicated that the CEO was not aware of any violations of the Listing Standards.

Item 1A. Risk Factors

          The following risks and uncertainties, together with the other information set forth in this Form 10-K, should be carefully considered by those who invest in our securities. Any of the following risks could materially adversely affect our business, financial condition or operating results and could decrease the value of our common and/or preferred stock.

FINANCIAL RISKS

We have limited cash resources and may be dependent on accessing additional financing to meet our expected cash needs.

          We have cash requirements both for ongoing operating expenses, capital expenditures, working capital, and general corporate purposes and for required interest and principal payments on our credit facilities. See Financial Risks— The inability to meet the payment obligations of our credit facilities when due could adversely affect our financial results or condition. While we believe that we will be able to obtain the additional sources of financing that will allow us to meet our cash requirements, there can be no assurance we will be successful in such effort. We have retained a chief restructuring officer to assist us with assessing our operations and financial condition. On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all term facility payments due in 2009, totaling $66.7 million, to 2010 and 2011. In addition, on February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2008. See Note 21- Subsequent Events of Notes to Consolidated Financial Statements for more information on the credit facilities amendment and offering. The credit facilities also require us to make mandatory prepayments of our term loan with 75% of our semi-annual excess cash flow and with proceeds we receive from asset sales and the issuance of additional equity and debt, with limited exceptions. This requirement could affect our liquidity. A shortage of liquidity could have a material adverse affect on us.

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

We have had losses that may continue in the future.

          We reported a net loss for the year ended December 31, 2008 of $66.6 million, and net income for the years ended December 31, 2007 and 2006, of $53.2 million and $69.1 million, respectively. A comparison of operating results over the past three years can be found in Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Many of the factors affecting our operating results are beyond our control, including the volatility of metals prices; smelter terms; diesel fuel prices; interest rates; global or regional political or economic policies; inflation; developments and crises; governmental regulations; continuity of orebodies; and speculation and sales by central banks and other holders and producers of gold and silver in response to these factors. We cannot foresee whether our operations will continue to generate sufficient revenue in order for us to generate net cash from operating activities. There can be no assurance that we will not experience net losses in the future.

Commodity hedging activities could expose us to losses.

          We periodically enter into hedging activities, such as forward sales contracts and commodity put and call option contracts, to manage the prices received on the metals we produce and in an attempt to insulate our operating results from declines in prices for those metals. However, hedging may prevent us from realizing possible revenues in the event that the market price of a metal exceeds the price stated in a forward sale or call option contract. In addition, we may experience losses if a counterparty fails to purchase under a contract when the contract price exceeds the spot price of a commodity. At December 31, 2008, we had no commodity hedging contracts.

Our profitability could be affected by the prices of other commodities.

          Our business activities are highly dependent on the costs of commodities such as fuel, steel and cement. The recent prices for such commodities have been volatile and may increase our costs of production and development. A material increase in costs at any of our operating properties could have a significant effect on our profitability. For additional discussion, see Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          Actual results may differ materially from these estimates using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1 — Significant Accounting Policies of Notes to Consolidated Financial Statements and the risk factors: “Our development of new orebodies and other capital costs may cost more and provide less return than we estimated,” “Our ore reserve estimates may be imprecise” and “Our environmental remediation obligations may exceed the provisions we have made.”

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

          The following table sets forth the average daily closing prices of the following metals for the year ended December 31, 1995, 2001 and each year thereafter through 2008.

	2008	2007	2006	2005	2004	2003	2002	2001	1995
Silver (1) (per oz.)	$15.02	$13.39	$11.57	$7.31	$6.66	$4.88	$4.60	$4.37	$5.20
Gold (2) (per oz.)	$871.71	$696.66	$604.34	$444.45	$409.21	$363.51	$309.97	$272.00	$384.16
Lead (3) (per lb.)	$0.95	$1.17	$0.58	$0.44	$0.40	$0.23	$0.21	$0.22	$0.29
Zinc (4) (per lb.)	$0.85	$1.47	$1.49	$0.63	$0.48	$0.38	$0.35	$0.40	$0.47

(1)	London Fix
(2)	London Final
(3)	London Metals Exchange — Cash
(4)	London Metals Exchange — Special High Grade — Cash

          On February 27, 2009, the closing prices for silver, gold, lead and zinc were $13.21 per ounce, $952.00 per ounce, $0.48 per pound and $0.51 per pound, respectively.

An extended decline in metals prices may cause us to record write-downs, which could negatively impact our results of operations.

          Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) establishes accounting standards for impairment of the value of long-lived assets such as mining properties. SFAS 144 requires a company to review the recoverability of the cost of its assets by estimating the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment, measured by comparing an asset’s carrying value to its fair value, must be recognized when the carrying value of the asset exceeds these cash flows and other variables, and recognizing impairment write-downs could negatively impact our results of operations. Metal price estimates are a key component used in the analysis of the carrying values of our assets. We evaluated the December 31, 2008 carrying values of long-lived assets at our Greens Creek and Lucky Friday segments by comparing them to the average estimated undiscounted cash flows resulting from models using various metals price scenarios. Because the average estimated undiscounted cash flows exceeded the asset carrying values, we did not record impairments as of December 31, 2008. However, if the prices of silver, gold, zinc and lead decline or we fail to control production costs or realize the mineable ore reserves or exploration potential at our mining properties, we may be required to recognize asset write-downs. For example, one model used in our evaluation was based on forward pricing and involved prices for the next seven years ranging from $8.80 to $9.23 per ounce for silver, $776 to $874 per ounce for gold, $0.46 to $0.47 per pound for lead and $0.54 to $0.61 per pound for zinc. This model resulted in estimated undiscounted cash flows that are less than the December 31, 2008 carrying values of long-lived assets at Greens Creek and Lucky Friday. If actual prices for each metal were to fall within these respective ranges for a sustained period of time in the future, we may be required to record write-downs to the carrying value of our long-term assets. We also utilized cash flow models based on the metals prices used in our reserve calculations, consensus metals prices, and historical three-year trailing prices in our review of asset carrying values. These models indicated undiscounted cash flows that exceeded our carry values at December 31, 2008.

The terms of our credit facilities restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions and that, in turn, could impair our ability to meet our obligations.

          Our credit facilities contain various restrictive covenants that limit management’s discretion in operating our business. In particular, these covenants limit our ability to, among other things:

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

          Our credit facilities also require us to satisfy certain financial tests. Our ability to maintain or meet such financial tests may be affected by events beyond our control, including changes in general economic and business conditions, and we cannot provide assurance that we will maintain or meet such tests or that the lenders under our credit facilities will waive any failure to meet such tests.

          These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies, and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot provide assurance that we will be able to comply with them. A breach of these covenants could result in a default under our credit facilities. If there were an event of default under our credit facilities, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under the credit facilities when it becomes due, the lenders under the credit facilities could proceed against the assets which we have pledged to them as security.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

          We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. Metal price estimates are a key component used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in metals prices or other factors, our ability to realize the deferred tax assets could be impacted. Additionally, future issuances of common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to obtain future tax benefits. As of December 31, 2008, our current and non-current deferred tax asset balances were $2.5 million and $36.1 million, respectively. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of our deferred tax assets.

The inability to meet the payment obligations of our credit facilities when due could adversely affect our financial results or condition.

          The total outstanding balance of the debt facility at December 31, 2008 was $161.7 million, comprised of $121.7 million for the term facility and $40.0 million related to the bridge facility. On October 16, 2008, the remaining balance of $40 million was extended to February 16, 2009, subject to the requirement that a revised operating plan be submitted to the bank syndicate by November 14, 2008, which revised operating plan was timely submitted. On December 10, 2008, the bank syndicate notified us that the revised operating plan was satisfactory, thereby confirming that the remaining outstanding balance on the bridge loan was due on February 16, 2009. On December 10, 2008, we received a written amendment to the credit facilities from the bank syndicate waiving (for up to $20 million of net proceeds received by us by December 31, 2008) from the requirement that the proceeds of our December 11, 2008 offering of Common Stock Series 1 Warrants and Series 2 Warrants be used for paying down the bridge loan or term loan.

          On December 31, 2008, we announced we had entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment moved the $18.3 million quarterly principal payment due on our term facility on December 31, 2008 to February 13, 2009 and also provided us covenant relief for the period ended December 31, 2008, or, in certain instances, February 13, 2009. In exchange for this principal payment deferral and financial covenant relief, we agreed in the Third Amendment to (i) increase the interest rate on our term facility to 6% over LIBOR or 5% over the base rate, (ii) additional reporting requirements, (iii) grant additional security interests on the assets of our domestic subsidiaries with limited exceptions, (iv) have all our domestic subsidiaries guarantee the term facility and bridge facility with limited exceptions, (v) additional limitations on our covenants until February 13, 2009, (vi) keep unencumbered cash on hand in an amount not less than $10 million, (vii) retain a chief restructuring officer and (viii) move the maturity date of the bridge facility from February 16, 2009 to February 13, 2009.

          On February 3, 2009, we announced we had entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment deferred all of our scheduled principal payments on our term facility in 2009 so that our next scheduled principal payments are $15 million on March 31, 2010 and on the last day of each calendar quarter thereafter until the maturity date of March 31, 2011 on which the then remaining principal amount is due and payable. In exchange for this principal payment deferral, we agreed in the Fourth Amendment to (i) pay off our bridge facility with funds from an equity or subordinated debt offering of at least $50 million on or before February 12, 2009,

(ii) pay an additional fee to our lenders upon effectiveness of the Fourth Amendment, and on each subsequent July 1st and January 1st, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock equal to 3.75% of the aggregate principal amount of the term facility outstanding on such date until the term facility if paid off in full, (iii) revise our financial covenants, including, without limitation, the addition of a liquidity covenant, and extend certain additional limitations on our covenants until the March 31, 2011 maturity date of the term facility, and (iv) make additional mandatory prepayments of our remaining term facility with 75% of our semi-annual excess cash flow and with proceeds we receive from asset sales and the issuance of additional equity and debt, with limited exceptions. The Fourth Amendment became effective upon us meeting certain conditions, including the receipt of net proceeds from an equity offering by February 12, 2009 of at least $50 million and payment of our bridge facility. On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009 (see Note 21 of Notes to Consolidated Financial Statements for more information).

          As a result of the Fourth Amendment, we will have significant payments due in 2010 and 2011. We may defer some capital investment activities until we secure additional capital, if necessary, to maintain liquidity. We also may pursue additional equity issuances or financing. There can be no assurances that such financing will be available to us. Failure to meet the payment obligations of our credit facilities could cause us to be in default. If there were an event of default under our credit facilities, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under the credit facilities when it becomes due, the lenders under the credit facilities could proceed against the assets which we have pledged to them as security.

Failure to comply with debt covenants could adversely affect our financial results or condition.

          Our acquisition of the companies owning 70.3% of the Greens Creek mine (see Note 19 of Notes to Consolidated Financial Statements for further discussion) was partially funded by a $380 million debt facility, which included a $140 million three-year term facility and a $240 million bridge facility scheduled to mature in October 2008. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and the remaining $20 million available balance in September 2008. The total outstanding balance on the credit facilities at December 31, 2008 was $161.7 million, including $40.0 million related to the bridge facility. See “The inability to meet the payment obligations of our credit facilities when due could adversely affect our financial results or condition” above for more information on the status of our credit facilities.

          The credit facilities include various covenants and other limitations related to our indebtedness and investments that require us to maintain certain measures of financial performance. Failure to comply with such provisions could adversely affect our results or financial condition and may limit our ability to obtain financing. See Note 7 of Notes to Consolidated Financial Statements for more information on the debt facility.

Deferral of dividends on our preferred stock may have adverse consequences.

          In December 2008, we announced that we were deferring dividends scheduled for January 1, 2009 on our Series B Preferred Stock and 6.5% Mandatory Convertible Preferred Stock. Failure to pay such dividends will affect our eligibility to file Registration Statements on Form S-3 and our status as a “well-known seasoned issuer” in 2009, which may increase the expense and time associated with both the filing and effectiveness of future Registration Statements and the consummation of future financings. In the event we continue to defer dividends for six dividend periods, our holders of preferred stock will be able to elect two directors.

Returns for Investments in Pension Plans Are Uncertain

          We maintain pension plans for employees, which provide for specified payments after retirement for certain employees. The ability of the pension plans to provide the specified benefits depends on our funding of the plans and returns on investments made by the plans. Returns, if any, on investments are subject to fluctuations based on investment choices and market conditions. A sustained period of low returns or losses on investments could require us to fund the pension plans to a greater extent than anticipated.

OPERATION, DEVELOPMENT, EXPLORATION AND ACQUISITION RISKS

Our foreign operations are subject to additional inherent risks.

          We recently sold our mining operations and assets in Venezuela, but still currently conduct exploration projects in Mexico. Although our exploration activities in Mexico have been curtailed recently to preserve cash, we continue to own assets and real estate and mineral interests in Mexico. We anticipate that we will continue to conduct significant operations in Mexico and possibly other international locations in the future. Because we conduct operations internationally, we are subject to political and economic risks such as:

•	the effects of local political, labor and economic developments and unrest;

•	significant or abrupt changes in the applicable regulatory or legal climate;

•	exchange controls and export restrictions;

•	expropriation or nationalization of assets with inadequate compensation;

•	currency fluctuations and repatriation restrictions;

•	invalidation of governmental orders, permits or agreements;

•	renegotiation or nullification of existing concessions, licenses, permits and contracts;

•	recurring tax audits and delays in processing tax credits tax credits or refunds;

•	corruption, demands for improper payments, expropriation, and uncertain legal enforcement and physical security;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations;

•	fuel or other commodity shortages;

•	illegal mining;

•	laws or policies of foreign countries and the United States affecting trade, investment and taxation;

•	civil disturbances, war and terrorist actions; and

•	seizures of assets.

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

          Our ability to sustain or increase our current level of production of metals partly depends on our ability to develop new orebodies and/or expand existing mining operations. Before we can begin a development project, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

•	ore reserves;

•	expected recovery rates of metals from the ore;

•	future metals prices;

•	facility and equipment costs;

•	availability of affordable sources of power and adequacy of water supply;

•	exploration and drilling success;

•	capital and operating costs of a development project;

•	environmental considerations and permitting;

•	adequate access to the site, including competing land uses (such as agriculture);

•	applicable tax rates;

•	assumptions used in determining the value of our pension plan assets and liabilities;

•	foreign currency fluctuation and inflation rates; and

•	availability of financing.

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

          One of the risks we face is that our mines have a relatively small amount of proven and probable reserves, primarily because we have low volume, underground operations. Thus, we must continually replace depleted ore reserves. Our ability to expand or replace ore reserves primarily depends on the success of our exploration programs. Mineral exploration, particularly for silver and gold, is highly speculative and expensive. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production from that deposit is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political or other reasons. As a result of high costs and other uncertainties, we may not be able to expand or replace our existing ore reserves as they are depleted, which would adversely affect our business and financial position in the future.

Our joint development and operating arrangements may not be successful.

          We have entered into, and may in the future enter into joint venture arrangements in order to share the risks and costs of developing and operating properties. In a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other and are only responsible for any future liabilities in proportion to their interest in the joint venture. If a party fails to perform its obligations under a joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture. We make investments in exploration and development projects that may have to be written off in the event we do not proceed to a commercially viable mining operation.

          On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc., acquired the right to earn into a 70% joint venture interest in an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado. For more information on the terms of the agreement, see Note 19 of Notes to Consolidated Financial Statements.

Our ability to market our metals production may be affected by disruptions or closures of custom smelters and/or refining facilities.

          We sell substantially all of our metallic concentrates to custom smelters, with our doré bars sent to refiners for further processing before being sold to metal traders. If our ability to sell concentrates to our contracted smelters becomes unavailable to us, it is possible our operations could be adversely affected. See Note 12 of Notes to Consolidated Financial Statements for more information on the distribution of our sales and our significant customers.

Efforts to reduce costs may not be successful or may have adverse consequences.

          In order to improve our cash position, we have taken a number of actions to reduce costs, including staff reductions and delaying or canceling exploration, development, and capital projects. These cost reduction efforts may not significantly reduce costs, particularly in the short term, and may adversely affect our current and future operations, production, reserves, regulatory posture, operating infrastructure, and financial results.

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

          We are dependent upon the ability and experience of our executive officers, managers, employees and other personnel, including those residing outside of the U.S., and there can be no assurance that we will be able to retain all of such employees. We compete with other companies both within and outside the mining industry in connection with the recruiting and retention of qualified employees knowledgeable of the mining business. Due to the relatively small size of our management team, the loss of these persons or our inability to attract and retain additional highly skilled employees could have an adverse effect on our business and future operations. Our labor contract with our employees at our Lucky Friday unit expires on April 30, 2009. Although we intend to negotiate a new agreement on a timely basis, there can be no assurance that we will do so or that the terms of any new agreement will be favorable to us.

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

          We maintain insurance to protect against losses that may result from some of these risks at levels consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Insurance against environmental risks is generally either unavailable or, we believe, too expensive for us, and we therefore do not maintain environmental insurance. Occurrence of events for which we are not insured may have an adverse effect on our business.

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

          Our business is subject to extensive U.S. and foreign, federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. See risk titled “Our environmental remediation obligations may exceed the provisions we have made.” We have been and are currently involved in lawsuits or disputes in which we have been accused of causing environmental damage, violating environmental laws, or violating environmental permits, and we may be subject to similar lawsuits or disputes in the future. New legislation and regulations may be adopted or permit lmits reduced at any time that result in additional operating expense, capital expenditures or restrictions and delays in the mining, production or development of our properties.

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

          We are subject to significant environmental obligations, particularly in northern Idaho. At December 31, 2008, we had accrued $121.3 million as a provision for environmental remediation, $85.1 million of which relates to our various liabilities in Idaho, and there is a significant risk that the costs of remediation could materially exceed this provision. For an overview of our potential environmental liabilities, see Note 8 of Notes to Consolidated Financial Statements.

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

The price of our stock has a history of volatility and could decline in the future.

          Our common and preferred stocks are listed on the New York Stock Exchange. The market price for our stock has been volatile, often based on:

•	fluctuating proven and probable reserves;

•	factors unrelated to our financial performance or future prospects, such as global economic developments and market perceptions of the attractiveness of particular industries;

•	changes in metals prices, particularly silver and gold;

•	our results of operations and financial condition as reflected in our public news releases or periodic filings with the Securities and Exchange Commission;

•	political and regulatory risk;

•	the success of our exploration programs;

•	ability to meet production estimates;

•	environmental and legal risk;

•	the extent of analytical coverage concerning our business; and

•	the trading volume and general market interest in our securities.

          The market price of our stock at any given point in time may not accurately reflect our long-term value, and may prevent shareholders from realizing a profit on their investment.

Our Series B Preferred Stock has a liquidation preference of $50 per share or $8.0 million.

          If we were liquidated, holders of our preferred stock would be entitled to receive approximately $8.0 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our Common Stock would be entitled to receive any proceeds. Our Series B Preferred Stock ranks on parity with our Mandatory Convertible Preferred Stock and our new 12% Convertible Preferred Stock.

Our Mandatory Convertible Preferred Stock has a liquidation preference of $100 per share or $204.5 million.

          If we were liquidated, holders of our preferred stock would be entitled to receive approximately $204.5 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of our Common Stock would be entitled to receive any proceeds. Our Mandatory Convertible Preferred Stock ranks on parity with our Series B Preferred Stock and our new 12% Convertible Preferred Stock.

Our 12% Convertible Preferred Stock has a liquidation preference of $100 per share or $4.3 million.

          If we were liquidated, holders of our 12% Convertible Preferred Stock would be entitled to receive approximately $4.3 million (plus any accrued and unpaid dividends) from any liquidation proceeds before holders of Common Stock would be entitled to receive any proceeds. Additional shares of 12% Convertible Preferred Stock may be issued in accordance with the provisions of our credit facilities. Our 12% Convertible Preferred Stock ranks on parity with our Series B Preferred Stock and our Mandatory Convertible Preferred Stock. See Note 21 of Notes to Consolidated Financial Statements for more information on our 12% Convertible Preferred Stock.

We may not be able to pay preferred stock dividends in the future.

          Since July 2005, we have continued to pay regular quarterly dividends on our Series B Cumulative Convertible Preferred Stock through the third quarter of 2008. The annual dividend payable on the Series B preferred stock is currently $0.6 million. Prior to the fourth quarter of 2004, we had not declared preferred dividends on Series B preferred stock since the second quarter of 2000. In December 2007, we issued 6.5% Mandatory Convertible Preferred Stock with an annual dividend of $13.1 million, each of which quarterly dividend payments have been made through the third quarter of 2008. Series B and Mandatory Convertible preferred stock dividends due on January 1, 2009 for the fourth quarter of 2008 were deferred. Failure to pay such dividends for six dividend periods will enable our holders of preferred stock to elect two directors. There can be no assurance that we will continue to pay dividends in the future.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share.

          We may issue equity in the future in connection with acquisitions, strategic transactions or for other purposes. Any such acquisition could be material to us and could significantly increase the size and scope of our business, including our market capitalization. We may also be required to issue Common Stock upon the conversion of our Mandatory Convertible Preferred Stock and may pay dividends on our Mandatory Convertible Preferred Stock in shares of our Common Stock. To the extent we issue any additional equity securities, the ownership of our existing stockholders would be diluted and our earnings per share could be reduced.

          On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009 (see Note 21 of Notes to Consolidated Financial Statements for more information).

The issuance of additional shares of our preferred stock or common stock in the future could adversely affect holders of Common Stock.

          The market price of our Common Stock is likely to be influenced by our preferred stock. For example, the market price of our Common Stock could become more volatile and could be depressed by:

•

investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our Common Stock received upon conversion of the Mandatory Convertible Preferred Stock or as dividends thereon; and

•

our failure to pay dividends on our currently outstanding Series B Preferred Stock or Mandatory Convertible Preferred Stock, which would prevent us from paying dividends to holders of our Common Stock.

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

          On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, our term loan was also reduced by approximately $8 million in February 2009 (see Note 21 of Notes to Consolidated Financial Statements for more information).

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

          On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units comprised for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009 (see Note 21 of Notes to Consolidated Financial Statements for more information).

Common Stock issued pursuant to subsequent offerings or eligible for future issuance or sale may cause the Common Stock price to decline, which may negatively impact your investment.

          We may issue substantial additional shares of Common Stock or other securities in connection with acquisition transactions or for other purposes, to the extent permitted by our credit facilities. Any such acquisition could be material to us and could significantly increase the size and scope of our business. Issuances or sales of substantial amounts of additional Common Stock or the perception that such issuances or sales could occur, may cause prevailing market prices for our Common Stock to decline and could result in dilution to our stockholders. See Legal, Market and Regulatory Risks — Additional issuances of equity securities by us would dilute the ownership of our existing stockholders and could reduce our earnings per share and If a large number of shares of our Common Stock is sold in the public market, the sales could reduce the trading price of our Common Stock and impede our ability to raise future capital.

          On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009 (see Note 21 of Notes to Consolidated Financial Statements for more information).

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

If we cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist our Common Stock.

          Our Common Stock is currently listed on the NYSE. In the future, we may not be able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days. Our closing stock price on February 27, 2008 was $1.52.

          If we are unable to satisfy the NYSE criteria for continued listing, our Common Stock would be subject to delisting. A delisting of our Common Stock could negatively impact us by, among other things, reducing the liquidity and market price of our Common Stock; reducing the number of investors willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage for the Company; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Property Descriptions

OPERATING PROPERTIES

The Greens Creek Unit

          On April 16, 2008, we completed the acquisition of all of the equity of two Rio Tinto subsidiaries holding a 70.3% interest in the Greens Creek mine for approximately $750 million. The acquisition gives our various subsidiaries control of 100% of the Greens Creek mine, as our wholly-owned subsidiary, Hecla Alaska LLC, owned an undivided 29.7% joint venture interest in the assets of Greens Creek prior to our acquisition of the remaining 70.3% interest.

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

          Pursuant to a 1996 land exchange agreement, the joint venture transferred private property equal to a value of $1.0 million to the U.S. Forest Service and received exploration and mining rights to approximately 7,500 acres of land with mining potential surrounding the existing mine. Production from new ore discoveries on the exchanged lands will be subject to federal royalties included in the land exchange agreement. The royalty is only due on production from reserves that are not part of Greens Creek’s extralateral rights. Thus far, there has been no discovery triggering payment of the royalty. The royalty is 3% if the average value of the ore during a year is greater than $120 per ton of ore, and 0.75% if the value is $120 per ton or less. The benchmark of $120 per ton is adjusted annually according to the Gross Domestic Product (GDP) Implicit Price Deflator until the year 2016, and at December 31, 2008, was at approximately $157 per ton when applying the latest GDP Implicit Price Deflator observation.

          Greens Creek is an underground mine which produces approximately 2,100 tons of ore per day. The primary mining methods are cut and fill and longhole stoping. The ore is processed on site at a mill, which produces lead, zinc and bulk concentrates, as well as doré containing silver and gold. In 2008, ore was processed at an average rate of approximately 2,008 tons per day. During 2008, mill recovery totaled approximately 73% silver, 87% zinc, 78% lead and 64% gold. The doré is sold to a precious metal refiner and on the open market and the three concentrate products are sold to a number of major smelters worldwide. Concentrates are shipped from a marine terminal located on Admiralty Island about nine miles from the mine site.

          The Greens Creek unit has historically been powered completely by diesel generators located on site. However, an agreement was reached during 2005 to purchase excess hydroelectric power from the local power company. Installation of the necessary infrastructure was completed in 2006, and use of hydroelectric power commenced during the third quarter of 2006. Low lake levels and increased demand in the Juneau area have combined to decrease power available to Greens Creek, and it is unlikely that Greens Creek will obtain significant utility power until 2010.

          The employees at Greens Creek are employees of our Hecla Greens Creek Mining Company, our wholly-owned subsidiary, and are not represented by a bargaining agent. There were 336 employees at the Greens Creek unit at December 31, 2008. All equipment, infrastructure and facilities, including camp and concentrate storage facilities, are in good condition.

          As of December 31, 2008, we have recorded a $30.0 million asset retirement obligation for reclamation and closure costs. In August 2008, we obtained the release of our trust fund balance of $30.4 million previously held for future reclamation at Greens Creek, replacing it with a $30 million bond secured by the restricted cash balance of $7.6 million. The net book value of the Greens Creek unit property and its associated plant, equipment and mineral interests was approximately $738.4 million as of December 31, 2008.

          For 2007 and 2006, prior to our acquisition of the remaining 70.3% interest in Greens Creek, Kennecott Greens Creek Mining Company’s geology and engineering staff computed the estimated ore reserves, and provided the weighted average metals prices used in the reserve estimates, for the Greens Creek unit, with our technical support. We reviewed the geologic interpretation and reserve methodology, but the reserve compilations for those periods were not independently confirmed by us in their entirety. Information with respect to production, average costs per ounce of silver produced and proven and probable ore reserves is set forth in the following table, and represents our 100% ownership of Greens Creek after April 16, 2008, and our previous 29.7% ownership prior to that date.

	Years Ended December 31,
Production (6)	2008	2007	2006
Ore milled (tons)	598,931	217,691	217,676
Silver (ounces)	5,829,253	2,570,701	2,636,083
Gold (ounces)	54,650	20,218	18,713
Zinc (tons)	52,055	18,612	17,670
Lead (tons)	16,630	6,252	6,242

Average Cost per Ounce of Silver Produced (1)
Total cash costs	$3.29	$(5.27)	$(3.47)
Total production costs	$8.52	$(1.93)	$(0.30)

Probable Ore Reserves (2,3,4,5,6,7)
Total tons	8,064,700	2,513,700	2,282,574
Silver (ounces per ton)	13.7	13.7	14.4
Gold (ounces per ton)	0.11	0.11	0.11
Zinc (percent)	10.5	10.2	10.4
Lead (percent)	3.8	3.8	4.0
Contained silver (ounces)	110,583,200	34,497,800	32,913,002
Contained gold (ounces)	870,100	270,000	257,101
Contained zinc (tons)	850,700	255,900	237,187
Contained lead (tons)	308,700	95,300	90,919

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

(2)

Estimates of proven and probable ore reserves for the Greens Creek unit as of December 2008, 2007 and 2006 are derived from successive generations of reserve and feasibility analyses for different areas of the mine each using a separate assessment of metals prices. The weighted average prices used for 2007 and 2006 reserve estimates were determined by the Kennecott Greens Creek Mining Company, then an indirect subsidiary of Rio Tinto, plc, and differ from the prices used by us, for example, in making such calculations for our Lucky Friday unit for those years. The average prices used for the Greens Creek unit were:

	December 31,
	2008	2007	2006
Silver (per ounce)	$12.25	$8.00	$6.00
Gold (per ounce)	$650	$529	$446
Lead (per pound)	$0.80	$0.27	$0.27
Zinc (per pound)	$0.80	$0.58	$0.47

(3)

Ore reserves represent in-place material, diluted and adjusted for expected mining recovery. Mill recoveries of ore reserve grades differ by ore zones and are expected to average 74% for silver, 68% for gold, 77% for zinc and 73% for lead.

(4)

The changes in reserves in 2008 versus 2007 and 2006 are due to the our acquisition of the remaining 70.3% of Greens Creek, as discussed above, along with the addition of new drill data and increases in forecasted precious metals prices, partially offset by depletion due to production. The changes in reserves in 2007 versus 2006 are due to the addition of new drill data and increases in forecasted precious metals prices, which have resulted in the addition of new reserves based on updated estimates for certain orebodies, partially offset by depletion due to production.

(5)

We only report probable reserves at the Greens Creek unit, which are based on average drill spacing of 50 to 100 feet. Proven reserves typically require that mining samples are partly the basis of the ore grade estimates used, while probable reserve grade estimates can be based entirely on drilling results. Cutoff grade assumptions vary by orebody and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Cutoff grades range from $97 per ton net smelter return to $107 per ton net smelter return.

(6)	Reflects our 29.7% ownership interest until April 16, 2008, and our 100% ownership thereafter.

(7)	An independent review by AMEC E&C, Inc. was completed in 2008 for the 2007 reserve models for the 5250N and Northwest West zones.

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

          The second ore-bearing structure, known as the Lucky Friday Expansion Area, has been mined since 1997 pursuant to an operating agreement with Independence Lead Mines Company (“Independence’). During 1991, we discovered several mineralized structures containing some high-grade silver ores in an area known as the Gold Hunter property, approximately 5,000 feet northwest of the then existing Lucky Friday workings. This discovery led to the development of the Gold Hunter property on the 4900 level. On November 6, 2008, we completed the acquisition of substantially all of the assets of Independence, including the mining claims pertaining to their agreement with us that includes all future interest or royalty obligation to Independence (see Note 19 of Notes to Consolidated Financial Statements for further discussion). Prior to the acquisition, we controlled the Gold Hunter property under a long-term operating agreement with Independence that was to expire in February 2018 and was renewable thereafter, that entitled us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. Under that agreement, we would have been obligated to pay a net profits interest of 18.52% to Independence after we have recouped our costs to explore and develop the property.

          The principal mining method at the Lucky Friday unit is ramp access, cut and fill. This method utilizes rubber-tired equipment to access the veins through ramps developed outside of the orebody. Once a cut is taken along the strike of the vein, it is backfilled with cemented tailings and the next cut is accessed, either above or below, from the ramp system.

          The ore produced from Lucky Friday is processed in a conventional flotation mill, which produces both a silver-lead concentrate and a zinc concentrate. In 2008, ore was processed at an average rate of approximately 875 tons per day. During 2008, mill recovery totaled approximately 93% silver, 93% lead and 83% zinc. All silver-lead and zinc concentrate production during 2008 was shipped to Teck Cominco Limited’s smelter in Trail, British Columbia, Canada.

           Information with respect to the Lucky Friday unit’s production, average cost per ounce of silver produced and proven and probable ore reserves for the past three years is set forth in the table below.

	Years Ended December 31,
Production	2008	2007	2006
Ore milled (tons)	317,777	323,659	276,393
Silver (ounces)	2,880,264	3,071,857	2,873,663
Lead (tons)	18,393	18,297	16,657
Zinc (tons)	9,386	8,009	6,537

Average Cost per Ounce of Silver Produced (1)
Total cash costs	$6.06	$(0.75)	$3.65
Total production costs	$7.87	$0.52	$4.90

Proven Ore Reserves (2,3,4)
Total tons	1,270,000	760,700	628,976
Silver (ounces per ton)	12.4	12.3	13.1
Lead (percent)	7.8	7.2	8.2
Zinc (percent)	2.5	2.5	2.8
Contained silver (ounces)	15,800,800	9,324,800	8,245,675
Contained lead (tons)	98,700	54,500	51,322
Contained zinc (tons)	31,600	18,900	17,548

Probable Ore Reserves (2,3,4)
Total tons	523,400	680,000	732,920
Silver (ounces per ton)	11.6	11.9	13.5
Lead (percent)	6.5	7.5	8.2
Zinc (percent)	2.7	2.5	2.9
Contained silver (ounces)	6,046,800	8,065,200	9,890,120
Contained lead (tons)	33,900	50,900	60,284
Contained zinc (tons)	14,300	16,700	21,606

Total Proven and Probable Ore Reserves (2,3,4)
Total tons	1,793,400	1,440,700	1,361,896
Silver (ounces per ton)	12.2	12.1	13.3
Lead (percent)	7.4	7.3	8.2
Zinc (percent)	2.6	2.5	2.9
Contained silver (ounces)	21,847,500	17,390,000	18,135,795
Contained lead (tons)	132,600	105,400	111,606
Contained zinc (tons)	45,900	35,600	39,154

(1)

Includes by-product credits from lead and zinc production. Cash costs per ounce of silver or gold represent measurements that are not in accordance with GAAP that management uses to monitor and evaluate the performance of our mining operations. We believe cash costs per ounce of silver provide an indicator of profitability and efficiency at each location and on a consolidated basis, as well as providing a meaningful basis to compare our results to those of other mining companies and other mining operating properties. A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations, under Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

(2)

Proven and probable ore reserves are calculated and reviewed in-house and are subject to periodic audit by others, although audits are not performed on an annual basis. Cutoff grade assumptions vary by ore body and are developed based on reserve prices, anticipated mill recoveries and smelter payables and cash operating costs. Due to multiple ore metals, and complex combinations of ore types, metal ratios and metallurgical performances at the Lucky Friday, the cutoff grade is expressed in terms of net smelter return (“NSR”), rather than metal grade. The cutoff grade at the Lucky Friday ranges from $66 per ton NSR to $85 per ton NSR. Our estimates of proven and probable reserves are based on the following metals prices:

	December 31,
	2008	2007	2006
Silver (per ounce)	$12.25	$10.00	$8.00
Lead (per pound)	$0.80	$0.60	$0.42
Zinc (per pound)	$0.80	$1.00	$0.67

(3)

Reserves are in-place materials that incorporate estimates of the amount of waste that must be mined along with the ore and expected mining recovery. Mill recoveries are expected to be 95% for silver, 94% for lead and 87% for zinc. Zinc recovery has improved from historical levels due to mill upgrades completed during 2007, 2006 and 2005.

(4)

The changes in reserves in 2008 versus 2007, and in 2007 versus 2006, are due to addition of data from new drill holes and development work together with increases in forecast metals prices, which has resulted in the addition of new reserves based on updated estimates, partially offset by depletion due to production.

          During 2008, we initiated engineering, procurement and development activities relating to construction of an internal shaft at the Lucky Friday mine, which, upon completion, would provide access from the 6200 level down to the 8000 level in the mine. This new infrastructure would allow us to mine mineralized material below our current workings on the 5900 level, and also provide a deeper exploration platform. Activities for this project thus far have included: engineering, purchase of some equipment including hoists and service trucks, and pre-development construction from existing workings to the shaft collar, hoist room and other smaller facilities on the 4900 level. However, the project has been placed on hold due to decreases in metals prices during the second half of 2008; allowing time for additional internal study and review of deep access alternatives at the Lucky Friday. As a result, the timing and extent of future work on the internal shaft project is uncertain at this time.

          Ultimate reclamation activities are anticipated to include stabilization of tailings ponds and waste rock areas. No final reclamation activities were performed in 2008, and at December 31, 2008, an asset retirement obligation of approximately $0.9 million had been recorded for reclamation and closure costs. The net book value of the Lucky Friday unit property and its associated plant, equipment and mineral interests was approximately $95.8 million as of December 31, 2008. The construction of the facilities at Lucky Friday ranges from the 1950s to 2008, and all are in good physical condition. In 2005, 2006 and 2007, we made capital improvements to our processing plant to improve concentrate grades and metal recoveries. Additions included a three-stage crushing system, increased flotation capacity and two new flash cells, new column cells and tailings thickeners, and an on-stream analyzer. The plant is maintained by our employees with assistance from outside contractors as required.

          At December 31, 2008, there were 269 employees at the Lucky Friday unit. The United Steelworkers of America is the bargaining agent for the Lucky Friday’s 211 hourly employees. The current labor agreement expires on April 30, 2009. Avista Corporation supplies electrical power to the Lucky Friday unit.

EXPLORATION PROPERTIES

The San Sebastian Unit

          The San Sebastian mine is located approximately 56 miles northeast of the city of Durango, Mexico, on concessions acquired in 1999. Access to San Sebastian is via Mexico Highway 40, approximately 7 miles east of Guadalupe Victoria, and then approximately 14 miles of paved rural road through the towns of Ignacio Allende and Emiliano Zapata. The processing plant, located near Velardeña, Durango, Mexico, was acquired in April 2001. The map below illustrates the location and access to the San Sebastian unit:

          Our concession holdings cover approximately 308 square miles, including the Francine vein, the Don Sergio vein and multiple outlying active exploration areas. Production from the Francine vein was from a high-grade silver vein with significant gold credits. Production from the Don Sergio vein was from a high-grade gold vein with some silver credits. Mineral concession titles are obtained and held under the laws of Mexico, and are valid for 50 years with the possibility of extending another 50 years. There are work assessment and tax requirements that are variable and increase with the time that the concession is held.

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

          Access to both underground workings has been through ramps from the surface connecting one or more levels. Ore has been mined by the cut-and-fill stoping method and extracted from the stopes using rubber-tired equipment and hauled to the surface in trucks. Run of mine ore has been hauled in trucks by contractors to our processing facility near Velardeña, which is approximately 68 miles from the San Sebastian mine and 72 miles from the Don Sergio mine. The mill, which was constructed in 1994 and is capable of processing approximately 550 tons per day, is a conventional leach, counter-current decantation and Merrill Crowe precipitation circuit. The ore has been crushed in a two-stage crushing plant consisting of a primary jaw, a secondary cone crusher and a double-deck vibrating screen. The grinding circuit includes a primary ball mill and cyclone classifiers. The ground ore was thickened, followed by agitated leaching and four stages of counter-current decantation to wash solubilized silver and gold from the pulp. The solution bearing silver and gold was clarified, deaerated and zinc dust added to precipitate silver and gold that is recovered in plate and frame filters. The precious metal precipitate was smelted and refined into doré, and was then shipped to a third-party refiner. Processing of economic ore was completed during the fourth quarter of 2005, and the mill was placed on care and maintenance at that time.

          During 2008, exploration activities were focused in the La Roca target area, district scaled soil geochemistry, and district scaled target identification through detailed mapping and sampling. Through this work, several new drillable targets have been identified in the district. Continued district scaled target identification through detailed mapping and sampling is planned during 2009.

          Additional exploration at the San Sebastian unit during 2008 included activity at the Rio Grande exploration project, which is located approximately 51 miles north of Fresnillo in Zacatecas State, on concessions acquired under an option to purchase agreement in 2007. Access to the property is via Mexico Highway 49, approximately 1 mile south of the city of Rio Grande followed by approximately 6 miles of dirt road west to the center of the property.

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

          During 2008, the initial drilling of the La Soledad, Arcangeles, El Leon, Sacramento, Concepcion, San Martin, and Aguila Mexicana veins was completed. In 2009, we will continue district scaled target identification through detailed mapping and sampling, but are also considering optioning or dropping the Rio Grande project.

          At December 31, 2008, the net book value of the San Sebastian unit property and its associated plant and equipment was $3.2 million, including approximately $3 million for the mill. Site infrastructure includes a water supply system, maintenance shop, warehouse, laboratory, tailings impoundment and various offices. Equipment and facilities are in good condition and have been placed on care and maintenance pending a resumption of operations. We are currently involved in litigation concerning our ownership of the Velardeña mill. We are negotiating with the plaintiff who has offered to purchase the mill from us. See the Mexico Litigation section of Note 8 of Notes to Consolidated Financial Statements for more information.

          As of December 31, 2008, $1.2 million has been accrued for reclamation and closure costs, and there were 25 hourly and 32 salaried employees performing exploration, care and maintenance, reclamation and security functions. In January 2009, we reduced our workforce in Mexico by 18 hourly and 17 salary employees as a part of an effort to conserve cash.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

Executive Officers of the Registrant

          Information set forth in Part III, Item 10 is incorporated by reference into this Part I, Item 4.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	(i)	Shares of our common stock are traded on the New York Stock Exchange, Inc.

	(ii)	Our common stock quarterly high and low sale prices for the past two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 – High	$12.79	$13.14	$10.00	$4.93
– Low	$8.05	$7.40	$4.00	$0.99
2007 – High	$9.21	$9.89	$9.80	$12.57
– Low	$6.36	$7.47	$6.58	$8.18

(b)	As of February 27, 2009, there were 7,898 shareholders of record of the common stock.

(c)

No dividends have been declared on our common stock in the last two years. Quarterly dividends were paid on our Series B Cumulative Convertible Preferred Stock for the first three quarters of 2008, with $0.1 million for cumulative, undeclared, unpaid dividends at December 31, 2008 for the fourth quarter 2008. Dividends have been paid on our Mandatory Convertible Preferred Stock for the first three quarters of 2008, with cumulative, undeclared, unpaid dividends of $3.4 million at December 31, 2008 for the fourth quarter of 2008. We have no plans for payment of dividends on common stock. We cannot pay dividends on our common stock if we fail to pay, when due, dividends on our Series B or Mandatory Convertible Preferred Stock or our recently issued 12% Convertible Preferred Stock.

(d)	The following table provides information as of December 31, 2008, regarding our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
1995 Stock Incentive Plan	1,397,179	7.80	3,449,697
Stock Plan for Nonemployee Directors	—	N/A	735,454
Key Employee Deferred Compensation Plan	100,000	3.65	4,113,350
Total	1,497,179	7.52	8,298,501

          See Notes 9 and 10 of Notes to Consolidated Financial Statements for information regarding the above plans.

(e)	We did not sell any unregistered securities in 2006 and 2007. During 2008, we issued unregistered common shares as follows:

a.	On January 17, 2008, we issued 550,000 unregistered common shares to fund our donation to the Hecla Charitable Foundation.

b.

On January 24, 2008, we issued 118,333 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to acquire properties in the Silver Valley of Northern Idaho.

c.

On February 21, 2008, we issued 927,716 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to acquire a joint venture interest (see Note 19 of Notes to Consolidated Financial Statements).

d.

On April 16, 2008, we issued 4,365,000 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor to partially fund our acquisition of the remaining 70.3% interest in the Greens Creek Joint Venture (see Note 19 of Notes to Consolidated Financial Statements).

e.

On October 24, 2008, we issued 633,360 unregistered common shares in a private placement pursuant to section 4(2) of the 1933 Act and Regulation D to an accredited investor as the result of an amendment to a joint venture buy-in agreement (see Note 19 of Notes to Consolidated Financial Statements).

(f)	Comparison of Five-Year Cumulative Total Shareholder Return—December 2003 through December 2008(1):

Hecla Mining Company, S&P 500, S&P 500 Gold Index, and Custom Peer Group(2)

Date	Hecla Mining	S&P 500	S&P 500 Gold Index	Custom Peer Group

December 2003	$100.00	$100.00	$100.00	$100.00
December 2004	$70.33	$110.85	$91.82	$95.26
December 2005	$48.97	$116.28	$111.39	$117.34
December 2006	$92.40	$134.61	$94.97	$174.13
December 2007	$112.79	$141.99	$103.92	$204.53
December 2008	$33.78	$89.54	$87.42	$149.96

(1)	Total shareholder return assuming $100 invested on December 31, 2003 and reinvestment of dividends on quarterly basis.

(2)

Agnico-Eagle Mines Ltd., Centerra Gold, Inc., Coeur d’Alene Mines Corp., Golden Star Resources Ltd., IAMGOLD Corporation, Kinross Gold Corporation, Northgate Minerals Corporation, Pan American Silver Corp., Stillwater Mining Company, Yamana Gold Inc.

Item 6. Selected Financial Data

          The following table (in thousands, except per share amounts, common shares issued, shareholders of record, and employees) sets forth selected historical consolidated financial data as of and for each of the years ended December 31, 2004 through 2008, and is derived from our audited financial statements. The data set forth below should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and the Notes thereto.

	2008	2007		2006	2005	2004
Sales of products	$192,655		$153,702	$122,585	$71,152	$82,942
Income (loss) from continuing operations	$(37,173)		$68,157	$64,788	$(17,951)	$(12,958)
Income (loss) from discontinued operations, net of tax	$(17,395)		$(14,960)	$4,334	$(7,409)	$6,824
Loss on disposal of discontinued operations, net of tax	$(11,995)		$—	$—	$—	$—
Net income (loss)	$(66,563)		$53,197	$69,122	$(25,360)	$(6,134)
Preferred stock dividends (1,2,3)	(13,633)		(1,024)	(552)	(552)	(11,602)
Income (loss) applicable to common shareholders	$(80,196)		$52,173	$68,570	$(25,912)	$(17,736)
Basic and diluted income (loss) per common share	$(0.57)		$0.43	$0.57	$(0.22)	$(0.15)
Total assets	$988,791		$650,737	$346,269	$272,166	$279,448
Accrued reclamation & closure costs	$121,347		$106,139	$65,904	$69,242	$74,413
Noncurrent portion of debt	$121,667		$—	$—	$3,000	$—
Cash dividends paid per common share	$—		$—	$—	$—	$—
Cash dividends paid per Series B preferred share (2)	$3.50		$3.50	$3.50	$18.38	$—
Cash dividends paid per Mandatory Convertible Preferred share (3)	$3.48	$		$—	$—	$—
Common shares issued	180,461,371		121,456,837	119,828,707	118,602,135	118,350,861
Mandatory Convertible Preferred shares issued	2,012,500		2,012,500	—	—	—
Shareholders of record	7,936		6,598	6,815	7,568	7,853
Employees	742		871	1,155	1,191	1,417

(1)	During the year ended December 31, 2004, we entered into various agreements to acquire Series B preferred stock in exchange for newly issued shares of common stock as follows:

Year ended December 31, 2004
Number of shares of Series B preferred stock exchanged for shares of common stock	306,961
Number of shares of common stock issued	2,436,098
Non-cash preferred stock dividend incurred in exchange (millions of dollars) (a)	$10.9

(a)

The non-cash dividend represents the difference between the value of the common stock issued in the exchange offer and the value of the shares that were issuable under the stated conversion terms of the Series B preferred stock. The non-cash dividend had no impact on our total shareholders’ equity as the offset was an increase in common stock and surplus.

(2)

As of December 31, 2004, we had not declared or paid a total of $2.3 million of Series B preferred stock dividends. As the dividends are cumulative, they are reported in determining the income (loss) applicable to common stockholders, but are excluded in the amount reported as cash dividends paid per Series B preferred share. The $2.3 million in cumulative, undeclared dividends were paid in July 2005. A $0.875 per share dividend was declared on the 157,816 outstanding Series B preferred shares in December 2004, and paid in January 2005, and additional dividends totaling $0.4 million were declared and paid during 2005. A total of $2.9 million in dividends paid during 2005 are included in the amount reported as cash dividends paid per Series B preferred share for 2005, and $0.6 million in dividends declared during 2005 were included in the determination of loss applicable to common stockholders. During 2006 and 2007, $0.6 million in Series B preferred dividends were declared and paid. During 2008, $0.4 million in Series B preferred dividends were declared and paid, while $0.1 million in dividends for the fourth quarter of 2008 were deferred.

(3)

Cumulative undeclared, unpaid Mandatory Convertible Preferred Stock dividends for the period from issuance to December 31, 2007 totaled $0.5 million, and are reported in determining income applicable to common share holders for the year ended December 31, 2007. The $0.5 million in cumulative undeclared dividends were paid in April 2008. During 2008, $9.8 million in Mandatory Convertible Preferred dividends were declared and paid. $6.5 million of the dividends declared in 2008 were paid in cash, and are included in the amount reported as cash dividends paid per Mandatory Convertible Preferred Share, and $3.3 million of the dividends declared in 2008 were paid in our Common Stock. Mandatory Convertible Preferred Stock dividends for the fourth quarter of 2008 totaling $3.3 million were deferred.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Established in 1891 in northern Idaho’s Silver Valley, Hecla Mining Company has long been well known in the mining world and financial markets as a quality producer of silver and gold. Headquartered in Coeur d’Alene, Idaho, this international, NYSE-traded company is 118 years old. Our production profile includes:

•	Silver, gold, lead, and zinc contained in concentrates shipped to various smelters

•	Silver and gold doré

          Our operating properties and exploration interests are located in jurisdictions with relatively low political and economic risk in the United States and Mexico, and are contained in historically successful mining districts. We have three business segments for financial reporting purposes: the Greens Creek operating unit on Admiralty Island in Alaska USA, the Lucky Friday operating unit in Idaho USA, and the San Sebastian exploration unit in Durango, Mexico.

          Our operating and strategic framework is based on expanding our production and locating and developing new resource potential. To implement this framework in 2008, we

•

Acquired the remaining 70.3% interest of the Greens Creek Mine near Juneau, Alaska, so that we now control 100% of the world’s fifth largest silver mine and have almost doubled our annual silver production.

•	Acquired the right to earn in to a 70% joint venture interest in a land package in one of Colorado’s most prolific silver mining districts.

•	Acquired substantially all of the assets of Independence Lead Mines, thus consolidating 100% of the future profits of the Lucky Friday mine near Mullan, Idaho.

•	Sold our subsidiaries engaged in Venezuelan mining operations.

          Following the acquisitions in the U.S. and divestiture of our Venezuelan interests, we believe we are positioned as one of the lowest-cost, lowest-risk producers of precious metals.

          Subsequent to the acquisitions discussed above we, like many companies, were affected by the global financial crisis. After opening the year at $14.93 per ounce, silver rose as high as $20.92 in the second quarter, but fell at one point as low as $8.88 in the fourth quarter. The same volatility affected our important by-products as well, with lead and zinc at the end of the fourth quarter selling for approximately one-third of their high points in the first quarter. The economic downturn affected not only our earnings, but also our stock price, which fell from its one-day high point of $13.14 in the second quarter to its one-day low of $0.99 in the fourth quarter, rebounding to $2.80 at the end of the year. With a high level of volatility in both our earnings and share price, our ability to raise capital to retire debt was affected.

          Nevertheless, of the total $758.5 million purchase price of Greens Creek, we had just $162 million in debt outstanding between our bridge and term loan credit facilities at year-end. We extended, to February 2009, the final $40 million payment of the bridge loan and rescheduled all term loan payments initially scheduled for 2008 and 2009 totaling $121.7 million to 2010 and 2011.

          We increased our production of silver to 8.7 million ounces in 2008, up from 5.6 million ounces in 2007. Production of lead and zinc, important by-products at our Lucky Friday and Greens Creek mines, also increased in 2008, with production of lead higher by 43% and zinc by 131% due to our acquisition of the remaining interest in Greens Creek. However, gold production declined in 2008 compared to 2007. While the Greens Creek acquisition increased domestic gold production, this increase was more than offset by the sale of our mining interests in Venezuela, and we no longer operate a primary gold mine as a result of the sale.

          Revenues increased by 25% from 2007 to 2008, primarily as a result of the acquisition of the remaining interest in Greens Creek, in spite of lower lead and zinc prices.

          We reported a loss of $0.57 in 2008 compared to earnings in 2007 of $0.43 per diluted share. Gross profit from operations declined from $77.8 million in 2007 to $17.9 million in 2008 as a result of lower by-product lead and zinc prices, higher operating costs, and valuation of in-process inventory associated with the Greens Creek Joint Venture acquisition. Our commitment to exploration and pre-development in 2008 was $5.5 million higher than in 2007; however, at the same time, we reduced general and administrative expense by $1.3 million. We recorded a gain of $7.7 million on sale of investments versus a gain of $63 million on asset sales in 2007, and while in 2007 we recognized a benefit from a decreased valuation allowance on deferred tax assets, we have recorded a provision in 2008 as a result of declining metals prices. Further affecting earnings per common share, dividends on preferred shares totaled $13.6 million in 2008, up from $1.0 million in 2007 as a result of our December 2007 issuance of 2,012,500 shares of Mandatory Convertible Preferred Stock.

          The factors driving metals prices are beyond our control and are difficult to predict. As noted above, prices were highly volatile in 2008. Average prices in 2008 compared to those in 2007 and 2006 are illustrated in the Results of Operations section below.

Key Issues

          Our strategy to increase production and expand our proven and probable reserves will be achieved through development and exploration, as well as by future acquisitions. Our strategic plan requires that we overcome several pervasive challenges and risks inherent in conducting mining, development, exploration and metal sales at multiple locations.

          One such risk involves metals prices. While the metals mining industry enjoyed continued strength in metals prices from 2006 through mid-2008, we have no control over prices. As noted above, silver, lead and zinc prices in 2008 were highly volatile, and ended the year significantly lower than in the first and second quarters. We must make our strategic plans in the context of significant uncertainty about future revenues, which is a daunting challenge to an industry for which new opportunities can require many years and substantial cost from discovery to production. We approach this challenge by investing exploration and capital in districts with an established history of success, and in managing our operations in a manner that seeks to mitigate the effects of lower prices.

          The recent unprecedented volatility in global financial markets poses a significant challenge to our ability to access credit and equity markets and to sell our products at a profit. While we have seen our share price rebound from its lowest levels in 2008 and have been successful in marketing our equity, we have deferred certain loan payments to 2010 and 2011 and the terms of our credit facilities could restrict our current and future operations.

          Another challenge is the risk associated with environmental litigation and ongoing reclamation activities. As described in Note 8 of Notes to Consolidated Financial Statements, it is possible that our estimate of these liabilities may change in the future, affecting our strategic plans. In accordance with our environmental policy, our operating activities will be conducted in a manner that attempts to minimize risks to public health and safety. We attempt to design and manage our projects in an attempt to reasonably minimize risk and negative effects on the environment. We intend to continue to strive to ensure that our activities are conducted in compliance with applicable laws and regulations.

          Reserve estimation is a major risk inherent in mining. Our reserve estimates, which drive our mining and investment plans and many of our costs, may change based on economic factors and actual production experience. Until ore is actually mined and processed, the volumes and grades of our reserves must be considered as estimates. Our reserves are depleted as we mine. Reserves can also change as a result of changes in economic and operating assumptions.

Results of Operations

          For the year ended December 31, 2008, we reported a loss applicable to common shareholders of $80.2 million compared to income applicable to common shareholders of $52.2 million in 2007 and $68.6 million in 2006. The following factors led to the reduced results for the year ended December 31, 2008 compared to 2007 and 2006:

•	Decreased gross profit at our Greens Creek and Lucky Friday units (see the Greens Creek Segment and Lucky Friday Segment sections below for further discussion of operating results).

•

A $17.4 million loss from discontinued operations at the La Camorra unit for the year ended December 31, 2008 compared to a loss from discontinued operations of $15.0 million in 2007 and income from discontinued operations of $4.3 million in 2006 (see the Discontinued Operations – La Camorra Unit section below).

•	A loss on the sale of our interests in Venezuela, net of related income tax effect, of $12.0 million in 2008 (see Note 13 of Notes to Consolidated Financial Statements for more information).

•	The sale of our interest in the Hollister Development Block gold exploration project in April 2007, which resulted in a pre-tax gain of $63.1 million reported in the second quarter of 2007.

•	The sale of our investment in Alamos Gold, Inc. in January 2006 for $57.4 million in cash proceeds generating a pre-tax gain of $36.4 million.

•	The sale of our Noche Buena gold exploration property in Mexico during April 2006 generating a $4.4 million pre-tax gain.

•

Interest expense of $19.6 million for the year ended December 31, 2008 in connection with debt incurred for the purchase of the remaining 70.3% interest in the Greens Creek joint venture. See Note 7 of Notes to the Consolidated Financial Statements for more information on our debt facilities.

•

Valuation allowance adjustments to our deferred tax asset balances resulted in a $3.6 million net income tax provision recognized in 2008 compared to $10.5 million and $11.8 million income tax benefits recognized in 2007 and 2006 resulting from valuation allowance adjustments. We recorded a net increase to our deferred tax assets in 2008 by approximately $16.2 million due the addition of a $23 million net deferred tax asset relating to the purchase of the remaining 70.3% of Greens Creek, partially offset by reductions of $3.2 million due to the sale of our Venezuelan operations and $3.6 million due a decrease in the estimated future utilization of deferred tax assets (see Note 6 of Notes to the Consolidated Financial Statements for further discussion).

•

Preferred stock dividends of $13.6 million for the year ended December 31, 2008 compared to $1.0 million and $0.6 million, respectively, for 2007 and 2006, due to the issuance of 2,012,500 shares of Mandatory Convertible Preferred Stock in December 2007. The net proceeds from the preferred stock issuance were utilized for the purchase of the remaining interest in the Greens Creek joint venture.

•

Decreased average prices for zinc produced at our operations in 2008 compared to 2007 and 2006, and decreased average prices for lead produced at our operations in 2008 compared to 2007, as illustrated by the following table:

		December 31,
		2008	2007	2006
Silver —	London PM Fix ($/ounce)	$15.02	$13.39	$11.57
	Realized price per ounce	$14.40	$13.78	$12.10
Gold —	London PM Fix ($/ounce)	$872	$697	$604
	Realized price per ounce	$865	$731	$615
Lead —	LME Final Cash Buyer ($/pound)	$0.95	$1.17	$0.58
	Realized price per pound	$0.83	$1.23	$0.63
Zinc —	LME Final Cash Buyer ($/pound)	$0.85	$1.47	$1.49
	Realized price per pound	$0.71	$1.24	$1.73

          The differences between realized metal prices and average market prices are due to the difference between metal prices upon transfer of title of concentrates to the buyer and final settlement. For 2008, we reported negative adjustments to provisional settlements of $25.7 million compared to negative adjustments of to provisional settlements of $3.1 million in 2007 and positive adjustments of $6.5 million in 2006.

          Other significant variances affecting the comparison of our 2008 operating results to results for 2007 and 2006 were as follows:

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

•

Sale of our 8.2 million shares of Great Basin Gold stock in the second quarter of 2008, resulting in an $8.1 million gain, partially offset by $0.4 million in previously unrealized losses recorded in the fourth quarter of 2008 for the impairment of securities held at December 31, 2008.

•	Differences in the average prices for silver and gold produced at our operations, as illustrated by the table above.

The Greens Creek Segment

          Below is a comparison of the operating results and key production statistics of our Greens Creek segment, which reflects our 29.7% ownership share through April 16, 2008 and our 100% ownership thereafter. See Note 19 of Notes to Consolidated Financial Statements for further discussion of the acquisition of the 70.3% interest in Greens Creek. Dollars are presented in thousands, except for per ton and per ounce amounts.

	Years Ended December 31,
	2008	2007	2006
Sales	$130,760	$72,726	$69,208
Cost of sales and other direct production costs	$(100,197)	$(27,753)	$(24,125)
Depreciation, depletion and amortization	$(30,022)	$(8,440)	$(8,191)
Gross Profit	$541	$36,533	$36,892

Tons of ore milled	598,931	217,691	217,676
Silver ounces produced	5,829,253	2,570,701	2,636,083
Gold ounces produced	54,650	20,218	18,713
Zinc tons produced	52,055	18,612	17,670
Lead tons produced	16,630	6,252	6,242
Payable silver ounces sold	5,143,758	2,240,092	2,463,685
Payable gold ounces sold	44,977	15,543	16,502
Payable zinc tons sold	39,433	14,187	12,620
Payable lead tons sold	13,877	4,748	5,297
Silver ounces per ton	13.69	15.45	15.78
Gold ounces per ton	0.14	0.14	0.13
Zinc percent	10.13	9.67	9.36
Lead percent	3.59	3.66	3.66
Total cash cost per silver ounce (1)	$3.29	$(5.27)	$(3.47)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found in Reconciliation of Total Cash Costs to Costs (non-GAAP) of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

The decrease in gross profit during 2008 compared to 2007 and 2006 was primarily the result of the following factors:

•

Higher cost of sales, as a percentage of sales, which increased to 77% in 2008 compared to 38% in 2007 and 35% in 2006. The higher cost of sales in 2008 is primarily due to increased costs of diesel fuel and other consumables, and an adjustment for the fair value of the finished and in-process product inventory acquired upon purchase of the 70.3% ownership interest. Upon the sale of the acquired inventory, the fair market value was expensed, which increased cost of sales and decreased gross profit margin in 2008.

•

Higher depreciation, depletion and amortization expense, as a percentage of sales, as a result of the fair market valuation of the acquired 70.3% share of property, plant, equipment and mineral interests at the acquisition date.

•	Lower silver ore grades in 2008 compared to 2007 and 2006.

•	A decline in average zinc and lead prices. Average zinc prices for 2008 were lower than those for 2007 and 2006, while average lead prices have declined from their 2007 levels.

•	Negative price adjustments to revenues of $22.9 million in 2008 as a result of declines in metal prices between transfer of title of concentrates to buyers and final settlements during the year.

          The Greens Creek operation is partially powered by diesel generators, and production costs have been significantly affected by increasing fuel prices in 2007 and 2008. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. It is anticipated that this project will reduce production costs at Greens Creek. AEL&P had agreed to supply surplus power to Greens Creek; however, supply has been hampered by low reservoir water supplies and high power demand in the Juneau vicinity.

          The $8.56 increase in total cash cost per silver ounce in 2008 compared to 2007 is due to lower zinc and lead prices, lower silver ore grades and increased operating costs. The $1.80 improvement in total cash costs per silver ounce in 2007 compared to 2006 is attributable to increased by-product credits, as 2007 lead and gold prices exceeded prices during the same 2006 period, partially offset by higher production costs. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

          We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc, lead and gold to be by-products of our silver production, the values of these metals offset operating costs.

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,
	2008	2007	2006
Sales	$61,895	$80,976	$52,422
Cost of sales and other direct production costs	$(39,392)	$(35,840)	$(26,936)
Depreciation, depletion and amortization	$(5,185)	$(3,883)	$(3,565)
Gross profit	$17,318	$41,253	$21,921

Tons of ore milled	317,777	323,659	276,393
Silver ounces produced	2,880,264	3,071,857	2,873,663
Lead tons produced	18,393	18,297	16,657
Zinc tons produced	9,386	8,009	6,537
Payable silver ounces sold	2,697,089	2,869,322	2,583,597
Payable lead tons sold	16,915	17,362	15,172
Payable zinc tons sold	6,299	5,076	4,146
Silver ounces per ton	9.70	10.27	11.34
Lead percent	6.23	6.12	6.57
Zinc percent	3.52	3.16	3.34
Total cash cost per silver ounce (1)	$6.06	$(0.75)	$3.65

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $23.9 million decrease in gross profit in 2008 compared to 2007 resulted primarily from lower average lead and zinc prices, higher operating costs, and silver ore grades that decreased by 6%. In addition, negative price adjustments to revenues of $2.8 million impacted results for 2008 due to declines in metals prices between transfer of title of concentrates to buyers and final settlement during the year. The increase in gross profit in 2007 compared to 2006 was due primarily to higher average silver and lead prices and increased production, partially offset by lower ore grades.

          The increase in total cash costs per silver ounce in 2008 compared to 2007 and 2006 is attributed to lower silver ore grades, higher mining and milling costs, and declining lead and zinc prices. Mining at longer strike lengths at the Lucky Friday allowed us to take advantage of the high base metals prices experienced in 2007 and the first half of 2008 and the mill’s ability to recover more zinc due to recent mill upgrades. This resulted in an economic benefit and allowed us to temporarily mine lower silver grade ore that was below anticipated life-of-mine reserve levels, which also delayed some production of metals included in the reserve to later periods. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

•	silver has historically accounted for a higher proportion of revenue than any other metal and is expected to do so in the future;

•	the Lucky Friday unit is situated in a mining district long associated with silver production; and

•	the Lucky Friday unit generally utilizes selective mining methods to target silver production.

          We periodically review our proven and probable reserves to ensure that reporting of primary products and by-products is appropriate. Because we consider zinc and lead to be by-products of our silver production, the values of these metals offset operating costs.

The San Sebastian Segment

          We reached the end of the known mine life on the Francine and Don Sergio veins at the San Sebastian unit located in Mexico during the fourth quarter of 2005. However, significant exploration efforts have continued during 2006, 2007, and 2008 at the Hugh Zone and other exploration targets located on or near the San Sebastian property, where we now hold 308 square miles of contiguous concessions. Concessions totaling 166 square miles were added to our land package at the San Sebastian segment during the first quarter of 2008. Additional exploration activity at the San Sebastian unit in 2007 and 2008 has included completion of initial drilling on a number of veins at our Rio Grande project, where our concession holdings cover approximately 5 square miles. We incurred $4.6 million in exploration expenses during 2008 at San Sebastian compared to $7.5 million in 2007 and $5.8 million in 2006. The San Sebastian mine and Velardeña mill have been on care-and-maintenance status as we continue exploration efforts. We are currently involved in litigation concerning our ownership of the Velardeña mill. We are negotiating with the plaintiff who has offered to purchase the mill from us. See the Mexico Litigation section of Note 8 of Notes to Consolidated Financial Statements for more information.

Discontinued Operations - The La Camorra Unit

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries holding our business and operations of the La Camorra Unit to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 3,595,781 shares of Rusoro common stock valued at $4.5 million at the time of the transaction. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of our Venezuelan operations have been reported in discontinued operations for all periods presented. See Note 13 of Notes to Consolidated Financial Statements for more information.

          The following is a comparison of operating results and key production statistics for our discontinued Venezuelan operations, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands, except per ounce amounts):

	Years Ended December 31,
	2008	2007	2006
Sales	$23,855	$68,920	$96,310
Cost of sales and other direct production costs	(21,656)	(52,212)	(53,235)
Depreciation, depletion and amortization	(4,785)	(14,557)	(27,039)
Gross profit	$(2,586)	$2,151	$16,036
Tons of ore milled	25,516	142,927	236,460
Gold ounces produced	22,160	87,490	160,563
Gold ounce per ton	0.894	0.629	0.708

          Exchange control regulations in Venezuela limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that were maintained in Venezuela totaled a U.S. dollar equivalent, at official exchange rates, of approximately $30.0 million at December 31, 2007.

          Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that were higher than the official rate (parallel rate) on which we incurred foreign currency losses. During 2008, prior to the July 8, 2008 sale of our Venezuelan operations, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the difference. All of these losses were incurred on repatriations of cash from Venezuela. During 2007, we exchanged the U.S. dollar equivalent of approximately $37.0 million, valued at the official exchange rate of 2,150 Bolívares to $1.00, for approximately $19.8 million at open market exchange rates, in compliance with applicable regulations, incurring foreign exchange losses for the difference. Approximately $13.8 million of the conversion losses for 2007 were incurred on the repatriation of cash from Venezuela, while additional losses of approximately $3.4 million in 2007 were related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services.

Corporate Matters

          Other significant variances affecting our 2008 results compared to 2007 results were as follows:

•

Lower general and administrative expenses in 2008 by approximately $1.3 million, primarily due to a reduction in the value of stock appreciation rights, resulting from lower stock prices, and a decrease in incentive compensation, partially offset by increased staffing.

•

Overall increase in exploration expense in 2008 of $6.5 million as a result of a surface drilling and generative exploration program in North Idaho’s Silver Valley, the initiation of a drilling program in the Creede Mining District in Colorado, the addition of exploration costs relating to our acquisition of the remaining 70.3% of Greens Creek, increased underground exploration at our Lucky Friday unit, and continued exploration activity at our San Sebastian unit in Mexico.

•	Lower pre development expense in 2008 due to our sale of the Hollister Development Block project in Nevada in April 2007.

•	An increase in other operating expense by $1.5 million as a result of our acquisition of the remaining 70.3% interest in Greens Creek;

•	A decrease in the provision for closed operations and environmental matters in 2008 of $44.8 million due to increases to reclamation accruals recorded in 2007 discussed further below.

•	A $3.3 million decrease in interest income in 2008 compared to 2007 due to lower cash balances and interest rates.

•

Interest expense of $19.6 million for the year ended December 31, 2008 in connection with debt incurred for the purchase of the remaining 70.3% interest in the Greens Creek joint venture. See Note 7 of Notes to the Consolidated Financial Statements for more information on our debt facilities.

•	An income tax provision of $3.8 million for 2008 compared to an income tax benefit of $8.5 million for 2007. See Note 6 to Notes to Consolidated Financial Statements for further discussion.

Significant variances relating to 2007 results of operations compared to 2006 results were as follows:

•

Overall increase in exploration expense in 2007 of $1.2 million, due primarily to increased costs for exploration activity at our San Sebastian unit in Mexico, the addition of our new office in Vancouver, British Columbia, and an exploration program to generate new projects underway in North Idaho’s Silver Valley, partially offset by the sale of the Hollister Development Block project.

•	Lower pre-development expense in 2007, by $7.1 million, as a result of the Hollister sale.

•

An increase in the provision for closed operations and environmental matters in 2007 of $45.6 million, which includes the $44.7 million adjustment to increase the accruals relating to the Coeur d’Alene Basin and Bunker Hill Superfund Site. A $1.2 million adjustment to increase the accrual related to the idle Republic mine site, in the State of Washington, also contributed to the higher 2007 expense.

•	Increased interest income in 2007 by $3.6 million, due to higher invested cash and investment balances.

•	An income tax benefit of $8.5 million in 2007 compared to an income tax benefit of $9.7 million in 2006. See Note 6 to Notes to Consolidated Financial Statements for further discussion.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the years ended December 31, 2008, 2007 and 2006 (in thousands, except costs per ounce). Tables in previous periods have presented gold cost per ounce, however as a result of our sale of all of the outstanding capital stock of El Callao and Drake-Bering, our gold operations have been reclassified as discontinued operations for all periods presented.

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

	Total, All Properties
	Year ended December 31,
	2008	2007	2006
Total cash costs (1)	$36,621	$(15,873)	$1,329
Divided by silver ounces produced	8,709	5,643	5,510
Total cash cost per ounce produced	$4.20	$(2.81)	$0.24
Reconciliation to GAAP:
Total cash costs	$36,621	$(15,873)	$1,329
Depreciation, depletion and amortization	35,207	12,323	11,757
Treatment & freight costs	(82,786)	(31,555)	(37,046)
By-product credits (1)	164,963	112,079	86,216
Change in product inventory (2)	20,254	(1,261)	1,278
Reclamation, severance and other costs	537	203	190
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$174,796	$75,916	$63,724

	Greens Creek Unit
	Year ended December 31,
	2008	2007	2006
Total cash costs (1)	$19,157	$(13,560)	$(9,157)
Divided by silver ounces produced	5,829	2,571	2,636
Total cash cost per ounce produced	$3.29	$(5.27)	$(3.47)
Reconciliation to GAAP:
Total cash costs	$19,157	$(13,560)	$(9,157)
Depreciation, depletion and amortization	30,022	8,440	8,192
Treatment & freight costs	(61,838)	(17,295)	(21,686)
By-product credits (1)	122,146	59,622	54,081
Change in product inventory	20,245	(1,200)	718
Reclamation, severance and other costs	487	186	170
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$130,219	$36,193	$32,318

	Lucky Friday Unit
	Year ended December 31,
	2008	2007	2006
Total cash costs (1)	$17,464	$(2,313)	$10,486
Divided by silver ounces produced	2,880	3,072	2,874
Total cash cost per ounce produced	$6.06	$(0.75)	$3.65
Reconciliation to GAAP:
Total cash costs	$17,464	$(2,313)	$10,486
Depreciation, depletion and amortization	5,185	3,883	3,565
Treatment & freight costs	(20,948)	(14,260)	(15,360)
By-product credits (1)	42,817	52,457	32,135
Change in product inventory	9	(61)	(345)
Reclamation, severance and other costs	50	17	20
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$44,577	$39,723	$30,501

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

(2)	Includes approximately $905,000 related to San Sebastian cost of sales and other direct production costs during the first quarter of 2006 for prior period doré shipments.

Financial Liquidity and Capital Resources

Our liquid assets include (in millions):

	December 31, 2008	December 31, 2007	December 31, 2006
Cash and cash equivalents held in U.S. dollars	$36.2	$343.1	$53.9
Cash and cash equivalents held in foreign currency	0.3	30.0	22.0
Adjustable rate securities	—	4.0	25.5
Marketable equity securities, current	—	21.8	—
Marketable equity securities, non-current	3.1	8.4	6.2
Total cash, cash equivalents and investments	$39.6	$407.3	$107.6

          Cash and cash equivalents held in U.S. dollars decreased by $307 million in 2008, as discussed below. Cash held in foreign currencies decreased in the second quarter as we exchanged Venezuelan Bolívares valued at approximately $38.7 million at the official exchange rate for approximately $25.4 million at the open market exchange rate, incurring a loss on the difference, and now hold nominal balances in Canadian dollars and Mexican pesos.

          The decrease in the value of our current marketable equity securities during 2008 resulted from our sale of 8.2 million shares of Great Basin Gold, Inc. stock in the second quarter.

          The decrease in our non-current marketable equity securities in 2008 was due to changes in the market values of the securities, partially off-set by the receipt of 3,595,781 shares of common stock of Rusoro Mining Ltd. in the third quarter of 2008 in connection with the sale of our business interests in Venezuela.

          As discussed further below, a portion of the Greens Creek acquisition was funded by $220 million provided by a bridge loan which initially matured on October 16, 2008. An additional $20 million was provided by the bridge loan for general corporate purposes. In September and October 2008, we repaid $200 million of the $240 million balance outstanding on the loan, leaving a balance of $40 million, which was extended to February 13, 2009, subject to conditions as discussed in Note 7 of Notes to Condensed Consolidated Financial Statements. An additional $140 million was funded by a three-year term facility maturing in 2011, of which the first payment of $18.3 million was made on September 30, 2008, and for which another $18.3 million scheduled for payment on December 31, 2008 was moved to February 13, 2009. On February 3, 2009, we reached an agreement to amend the terms of our current credit facilities to defer all term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. In addition, on February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009 (see Note 21 - Subsequent Events of Notes to Consolidated Financial Statements for further discussion of the credit facilities amendment and offering). We estimate that approximately $33 million of cash flow will be invested in capital expenditures through the end of 2009. We also may pursue additional acquisition opportunities, which would require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

	Year Ended December 31
	2008	2007	2006
Cash provided by operating activities (in millions)	$14.8	$65.0	$61.5

          The lower cash provided by operating activities in 2008 compared to the 2007 period resulted primarily from lower cash provided by operating activities from continuing operations, which totaled $27.3 million in 2008 compared to $62.9 million in 2007. The $35.6 million decrease was a result of $51.6 million reduction in income from continuing operations adjusted for non-cash items resulting from lower metals prices and higher costs, partly offset by a $15.9 million increase in cash resulting from changes in accounts receivable, accounts payable, inventories, and other assets and liabilities. The decrease in cash provided by operating activities in 2008 was also impacted by increased losses from discontinued operations, including foreign exchange losses totaling $13.3 million incurred on exchange of Venezuelan Bolívares for U.S. dollars as described above. In total, losses on discontinued operations in 2008 exceeded those in 2007 by $14.5 million.

          Cash provided by operating activities were higher in 2007 than in 2006 by $3.5 million as a result of $34.0 higher cash generated by continuing operations adjusted for non-cash items and $8.2 million increase in cash from accounts receivable, accounts payable, inventories, and other assets and liabilities, partly offset by $38.7 million lower cash from discontinued operations.

	Year Ended December 31
	2008	2007	2006
Cash (used in) provided by investing activities (in millions)	$(681.1)	$29.3	$8.2

          Cash used in investing activities was higher in 2008 than in 2007 primarily as a result of the acquisition of the remaining interest in the Greens Creek Joint Venture from Rio Tinto, plc for $688.5 million (net of cash acquired), along with Hecla stock valued at approximately $53.4 million. In addition, we invested $68.7 million of cash in property, plant, equipment, and mineral interests in 2008, up from $34.9 million in 2007, and an additional $26.7 million for non-cash acquisition of properties paid for with the Hecla stock. The increased capital investment at our Lucky Friday unit was primarily for sustaining capital that will facilitate extension of our mine plan to deeper levels and a new tailings disposal area. Capital investment at the Greens Creek unit, of which our subsidiaries have owned 100% since April 16, 2008, was for sustaining capital that will modernize communications and the hauling fleet, and additional tailings capacity. Discontinued operations provided $21.9 million more cash in 2008, while other investing activities yielded $10.1 million less cash in 2008 than in 2007.

          Cash provided by investing activities in 2007 exceeded cash provided in 2006’s level by $21.2 million as a result of liquidation of short-term investments held at the end of 2006 and lower cash requirements for discontinued operations, offset partly by higher capitalized costs in 2007 and $16.8 million less cash flow from sales of investments and properties.

	Year Ended December 31
	2008	2007	2006
Cash (used in) provided by financing activities (in millions)	$329.6	$202.9	$(0.1)

          Significant financing activities in 2008 included the receipt of $380 million related to the amended credit agreement entered into in connection with the acquisition of the remaining interest in the Greens Creek Joint Venture as described in Critical Accounting Estimates - Business Combinations, the sale of 34.4 million shares of our common stock for proceeds, net of related fees, of $163.8 million in September, and the sale of 10.2 million shares for net proceeds of $19.6 million in December. In September, we repaid $181.2 million on our debt ($18.3 million on our term loan, as scheduled, and $162.9 million on our bridge loan), and in October we repaid an additional $37.1 million on our bridge loan. The primary use of cash for financing activities beyond loan payments was the payment of dividends on Series B and mandatory convertible preferred stock. In 2007, we realized $194.9 million from the sale of mandatory convertible preferred stock. We were required to pay $7.4 million in dividends on preferred shares in 2008 compared to $0.6 million in 2007. In 2007, $8.8 million was received from the sale of shares issued under our stock option plans.

          Cash provided by financing activities in 2007 totaled $202.9 million, in contrast to cash used in 2006 of $0.1 million, due primarily to our sale of 2,012,500 shares of mandatory convertible preferred stock in 2007 which yielded $194.9 million. Proceeds from stock option exercises in 2007 were higher than in 2006 by $4.8 million as more options were exercised due to higher stock prices in the current year; and in 2006, we repaid our $3.0 million balance on our revolving loan facility, while in 2007, the facility carried no balance.

Acquisition of the Greens Creek Joint Venture

          On April 16, 2008, we completed our acquisition of the remaining 70.3% of the Greens Creek Joint Venture from a subsidiary of Rio Tinto. We have been a partner in the Joint Venture for approximately 20 years. The 70.3% interest was acquired for $700 million cash ($688.1 million net of cash received) and 4.4 million shares of Hecla common stock, which was valued at $53.4 million. The $700 million in cash paid to Rio Tinto included $220 million in proceeds from a bridge financing which was originally scheduled to mature in October 2008, a $140 million three-year amortizing term loan facility scheduled to mature on March 31, 2011, and $340 million in cash which we held prior to closing. We utilized an additional $20 million available for general corporate purposes from the bridge facility in September 2008. See Cash (used in) provided by financing activities for information on the service of our debt facility obligations and equity issuances in 2008 related to the acquisition of the remaining 70.3% of Greens Creek.

          On February 3, 2009, we reached an agreement to amend the terms of our current credit facilities to defer all term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. In addition, on February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009. See Note 21 - Subsequent Events of Notes to Consolidated Financial Statements for further discussion of the credit facilities amendment and offering.

          There are a number of factors that may impact our future ability to meet the obligations of our debt facility. If the volumes or the market prices for the metals we produce are inadequate or we fail to control our production, development or corporate costs for a sustained period of time, our ability to service our debt obligations may be adversely affected. Our cash and investment balances and cash flows from operations may not be adequate to meet our obligations, and we may be required to obtain additional cash through asset sales or the potential addition of new debt or equity financing. There can be no assurance that these cash sources will be available to us. See the discussion of Future Metals Prices in the Critical Accounting Estimates and discussion of the various risks associated with our credit facilities in Item 1A. Risk Factors.

Contractual Obligations and Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facilities (as modified by amendments), and lease arrangements as of December 31, 2008 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Purchase obligations (1)	$7,318	$—	$—	$—	$7,318
Long-term debt (2)	58,677	122,796	—	—	181,473
Contractual obligations (3)	6,009	—	—	—	6,009
Operating lease commitments (4)	2,511	1,706	230	—	4,447
Total contractual cash obligations	$74,515	$124,502	$230	$—	$199,247

(1)

Consist of open purchase orders of approximately $4.8 million at the Greens Creek unit and $2.5 million at the Lucky Friday unit. Included in these amounts are approximately $3.9 million and $2.1 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)

Obligations due in less than one year are comprised of $40 million in principal, $0.1 million in interest and $0.4 million in fees relating to our bridge credit facility and $8 million in principal and $10.2 in estimated interest on our term credit facilitiy. Obligations due in one to three years include $113.7 million in scheduled term facility principal payments and $9.1 million in estimated interest.For more information on our credit facilities, see Note 7 and Note 21 of Notes to Consolidated Financial Statements.

(3)

As of December 31, 2008, we were committed to approximately $2.2 million for various capital projects at the Greens Creek and Lucky Friday units. Total contractual obligations at December 31, 2008 also include approximately $3.8 million for commitments relating to non-capital items at Greens Creek.

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

          On April 16, 2008, we completed the acquisition of the remaining 70.3% of the Greens Creek mine. Accordingly, our obligations relating to open purchase orders, capital projects, transportation and other non-capital cost commitments, and all other items relating to Greens Creek reflect our 100% ownership, versus 29.7% historically. For more information on the acquisition, see Note 19 of Notes to Consolidated Financial Statements.

          On June 19, 2008, we announced that we had entered into an agreement to sell 100% of our wholly owned subsidiaries holding our business and operations in Venezuela, and the transaction closed on July 8, 2008. See Note 13 of Notes to the Consolidated Financial Statements for further discussion of the sale. As a result, our obligations relating to the discontinued La Camorra unit for open purchase orders, transportation and other non-capital commitments, and future royalty obligations were eliminated upon completion of the sale.

          Within the area mined by Lucky Friday, we previously controlled the Gold Hunter property under a long-term operating agreement with Independence Lead Mines Company (“Independence”) scheduled to expire in February 2018 and renewable thereafter, that entitled us, as operator, to an 81.48% interest in the net profits from operations from the Gold Hunter property. Under that agreement, we would have been obligated to pay a net profits interest of 18.52% to Independence after we recouped our costs to explore and develop the property. Recoupment depended on, among other factors, metals prices and the extent of capital invested in Lucky Friday. On November 6, 2008, we completed the acquisition of substantially all of the assets of Independence, resulting in our 100% ownership of the property, thus eliminating our obligation to outside third parties (See Note 19 of Notes to Consolidated Financial Statements for further discussion of the transaction).

          We maintain reserves for costs associated with mine closure, reclamation of land and other environmental matters. At December 31, 2008, our reserves for these matters totaled $121.3 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Notes 5 and 8 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

          At December 31, 2008, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

          We believe that our most critical accounting estimates are related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations, as they require us to make assumptions that were highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors, and the Audit Committee has reviewed the disclosures presented below. In addition, there are other items within our financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our financial statements.

Future Metals Prices

          Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors, metals prices have been historically volatile. While average prices for silver and gold have performed favorably for five consecutive years, there has been a reduction in the average prices for zinc and lead in 2008 compared to 2007. We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.

          Processes supporting valuation of our assets and liabilities that are most significantly affected by prices include analyses of asset carrying values, depreciation, and deferred income taxes. On at least an annual basis – and more frequently if circumstances warrant – we examine the carrying values of our assets, our depreciation rates, and the valuation allowances on our deferred tax assets. In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances on our deferred tax assets. In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

          Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues and accounts receivable previously recorded upon shipment. As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs. For more information, see part O. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements.

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

          Reserves are a key component in valuation of our properties, plants and equipment. Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately. Reserves also play a key role in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below). Reserves are a culmination of many estimates and not guarantees that we will recover the indicated quantities of metals.

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

New Accounting Pronouncements

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which became effective for fiscal years beginning after November 15, 2007, and for interim periods within those years, for certain financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008, and the adoption did not have a material impact on our consolidated financial statements. See Note 14 of Notes to the Consolidated Financial Statements for more information. We are currently evaluating the potential impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The following discussion about our risk-management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at December 31, 2008, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Part I, Item 1A. – Risk Factors).

Short-term Investments

          From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of December 31, 2008.

Commodity-Price Risk Management

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We had no commodity-related derivative positions at December 31, 2008.

Interest-Rate Risk Management

          At December 31, 2008, we had $161.7 million in debt associated with the acquisition of the remaining 70.3% of the Greens Creek mine. The debt consists of $121.7 million related to a three-year amortizing term facility maturing on March 31, 2011 and a $40.0 million bridge facility balance maturing on February 13, 2009.

          On May 5, 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to $103.3 million if the $121.7 million term facility balance at December 31, 2008 is fixed at a rate of 9.38% until maturity on March 31, 2011, in accordance with the amortization schedule of the amended and restated credit agreement dated April 16, 2008. As a result of an amendment to the facility in December 2008 to defer the $18.3 million principal payment originally due on December 31, 2008 to February 13, 2009, the terms of the interest rate swap agreement and the note that the swap agreement pertains to did not match at December 31, 2008 with regards to the maturity date of the $18.3 million payment, with the hedge being slightly ineffective as a result. The fair value of the swap at December 31, 2008 was a liability of $2.5 million. The accumulated unrealized loss at December 31, 2008 related to the swap was $2.0 million at December 31, 2008, and we realized a hedging loss of $0.5 million in 2008 related to the ineffective portion of the swap. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized loss is included in accumulated other comprehensive income in our consolidated balance sheet and the realized loss is included in interest expense in our consolidated statement of operations, with the fair value payable included in other non-current liabilities in our consolidated balance sheet. For additional information regarding our credit facilities, see Note 7 and Note 21 of Notes to the Consolidated Financial Statements.

          On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all principal payments due on our term facility in 2009, totaling $66.7 million, to 2010 and 2011. As a result of the amendment, the original hedging relationship was de-designated, and a new hedging relationship was designated. A retrospective hedge effectiveness test was performed on the original hedging relationship at the date of de-designation, and the original hedging relationship was determined to be ineffective. Consequently, the change in fair value of the swap of $0.2 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement. The amount of unrealized loss included in accumulated other comprehensive income relating to the original hedge will be recognized in the income statement when the hedged interest payments occur.

Provisional Sales

          Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us for more information). At December 31, 2008, metals contained in concentrates and exposed to future price changes totaled 902,248 ounces of silver, 3,730 ounces of gold, 17,283 tons of zinc, and 5,609 tons of lead.

Item 8. Financial Statements and Supplementary Data

          Our Consolidated Financial Statements are included herein beginning on page F-1. Financial statement schedules are omitted as they are not applicable or the information required is included in the Consolidated Financial Statements.

          The following table sets forth supplementary financial data (in thousands, except per share amounts) for each quarter of the years ended December 31, 2008 and 2007, derived from our unaudited financial statements. The data set forth below should be read in conjunction with and is qualified in its entirety by reference to our Consolidated Financial Statements.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Sales of products (1)	$36,627	$63,995	$64,525	$27,508	$192,655
Gross profit (loss) (1)	$18,652	$1,625	$11,397	$(13,815)	$17,859
Income (loss) from continuing operations	$13,564	$(10,309)	$(3,766)	$(36,662)	$(37,173)
Income (loss) from discontinued operations, net of tax	$1,918	$(19,298)	$(15)	$—	$(17,395)
Gain (loss) on sale of discontinued operations, net of tax	$—	$(11,372)	$25	$(648)	$(11,995)
Net income (loss)	$15,482	$(40,979)	$(3,756)	$(37,310)	$(66,563)
Preferred stock dividends	$(3,408)	$(3,409)	$(3,408)	$(3,408)	$(13,633)
Income (loss) applicable to common shareholders	$12,074	$(44,388)	$(7,164)	$(40,718)	$(80,196)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.11)	$(0.05)	$(0.24)	$(0.36)
Income (loss) from discontinued operations	$0.02	$(0.15)	$—	$—	$(0.12)
Gain (loss) on sale of discontinued operations, net of tax	$—	$(0.09)	$—	$—	$(0.09)
Income (loss) per common share	$0.10	$(0.35)	$(0.05)	$(0.24)	$(0.57)

2007
Sales of products (1)	$33,100	$44,431	$39,810	$36,361	$153,702
Gross profit (1)	$16,018	$23,965	$20,718	$17,085	$77,786
Income from continuing operations	$7,866	$38,210	$13,011	$9,070	$68,157
Income (loss) from discontinued operations, net of tax	$277	$(13,873)	$(526)	$(838)	$(14,960)
Net income	$8,143	$24,337	$12,485	$8,232	$53,197
Preferred stock dividends	$(138)	$(138)	$(138)	$(610)	$(1,024)
Income applicable to common shareholders	$8,005	$24,199	$12,347	$7,622	$52,173
Basic and diluted income (loss) per common share:
Income from continuing operations	$0.07	$0.30	$0.10	$0.07	$0.56
Loss from discontinued operations	$—	$(0.10)	$—	$(0.01)	$(0.13)
Income per common share	$0.07	$0.20	$0.10	$0.06	$0.43

(1) Reconciliation of reported amounts varying from amounts previously reported on Form 10-Q:

2008	First Quarter	Second Quarter
Sales of products, as previously reported on Form 10-Q	$45,960
Reclassification of sales from discontinued Venezuelan operations (a)	(9,333)

Sales of products, as reported on Form 10-K	$36,627

Gross profit, as previously reported on Form 10-Q	$21,781
Reclassification of gross profit (loss) from discontinued Venezuelan operations (a)	(3,129)

Gross profit, as reported on Form 10-K	$18,652

2007
Sales of products, as previously reported on Form 10-Q	$54,593
Reclassification of sales from discontinued Venezuelan operations (a)	21,493

Sales of products, as reported on Form 10-K	$33,100

Gross profit, as previously reported on Form 10-Q	$17,870
Reclassification of gross profit (loss) from discontinued Venezuelan operations (a)	1,852

Gross profit, as reported on Form 10-K	$16,018

Income from continuing operations, as previously reported on Form 10-Q		$36,141
Adjustment for income tax benefit/provision associated with continuing and discontinued operations		2,069

Income from continuing operations, as reported on Form 10-K		$38,210

Loss from discontinued operations, as previously reported on Form 10-Q		$(11,804)
Adjustment for income tax benefit/provision associated with continuing and discontinued operations		(2,069)

Loss from discontinued operations, as reported on Form 10-K		$(13,873)

(a) As a result of the sale of our Venezuelan operations on July 8, 2008, we have revised our previously issued financial statements for the years ended December 31, 2007, 2006 and 2005, including interim periods for those years, and for the quarter ended March 31, 2008, to reflect our Venezuelan operations as discontinued operations. See Note 13 of Notes to Consolidated Financial Statements for more information. These adjustments reflect the effect of reclassifying our discontinued Venezuelan operations on amounts previously reported in our Form 10-Q filed for the interim period ended March 31, 2008. Our Form 10-Qs filed for the interim periods ended June 30 and September 30, 2008 reflect the effect of the reclassification of our discontinued Venezuelan operation for all periods presented.

(b) Based on our interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109) upon filing our Form 10-Q for the period ended June 30, 2008, we classified $2.0 million of income tax benefit as a component of loss from our discontinued Venezuelan operations, and $0.1 of income tax provision to our continuing operations, for the quarter ended June 30, 2007, as reported in our Form 10-Q filed for the period ended June 30, 2008. Upon further clarification of the provisions of FAS 109, we have revised these amounts to classify $36,000 of income tax provision to discontinued operations, and $2.0 million of income tax benefit to continuing operations, resulting in $0.02 increases to basic and diluted income from continuing operations per common share and basic and diluted loss from discontinued operations per common share for the quarter ended June 30, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

          Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2008, based on these criteria.

          Our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

          On April 16, 2008, our subsidiaries acquired the remaining 70.3% interest in the Greens Creek Joint Venture (“Greens Creek”), of which we previously held 29.7%. Prior to ownership by our various subsidiaries of 100% of the joint venture, we excluded Greens Creek from our assessment of internal control over financial reporting, as we did not have the ability to dictate or modify the controls at Greens Creek. We have commenced the process of assessing the effectiveness of our internal control over financial reporting at Greens Creek, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). However, management has excluded Greens Creek from its assessment of internal control over financial reporting as of December 31, 2008, as we are still in the process of assessing the effectiveness of our internal control over financial reporting there. Greens Creek represented 81% of our total assets at December 31, 2008, while its revenues comprised 68% of our total sales of products for the year ended December 31, 2008.

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
Coeur d’Alene, Idaho

We have audited Hecla Mining Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hecla Mining Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Greens Creek Joint Venture, which controlling interest was acquired on April 16, 2008, and which is included in the consolidated balance sheet of Hecla Mining Company as of December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. The Greens Creek Joint venture constituted 81% of total assets as of December 31, 2008, and 68% of revenues for the year then ended. Management did not complete its assessment on the effectiveness of internal control over financial reporting of the Greens Creek Joint Venture because of the timing of the acquisition which was completed on April 16, 2008. Our audit of internal control over financial reporting of Hecla Mining Company also did not include an evaluation of the internal control over financial reporting of the Greens Creek Joint Venture.

In our opinion, Hecla Mining Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hecla Mining Company as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
February 27, 2009

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          In accordance with the Corporation’s Certificate of Incorporation, its Board of Directors is divided into three classes. The terms of office of the directors in each class expire at different times. The directors are elected for three-year terms. The Effective Dates listed below for each director is their current term of office. All officers are elected for a term, which ordinarily expires on the date of the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders. The positions and ages listed below are as of the date of our next Annual Meeting of Shareholders in May 2009. There are no arrangements or understandings between any of the directors or officers and any other person(s) pursuant to which such officers were elected.

	Age at May 29, 2009	Position and Committee Assignments	Effective Dates

Phillips S. Baker, Jr.	49	President and CEO, Director (1)	5/08 — 5/09 5/08 — 5/11

Ronald W. Clayton	50	Senior Vice President – Operations	5/08 — 5/09

James A. Sabala	54	Senior Vice President and Chief Financial Officer (5)	5/08 — 5/09

Dr. Dean W.A. McDonald	51	Vice President – Exploration	5/08 — 5/09

Don Poirier	50	Vice President – Corporate Development	5/08 – 5/09

John H. Bowles	63	Director (1,2,5)	7/06 — 5/09

David J. Christensen	47	Director (1,2,3)	5/08 — 5/11

Ted Crumley	64	Director and Chairman of the Board (1,4)	5/07 — 5/10

George R. Nethercutt, Jr.	64	Director (3,4)	5/06 — 5/09

Terry V. Rogers	62	Director (2,4,5)	5/07 – 05/10

Charles B. Stanley	50	Director (2,5)	5/07 – 05/10

Dr. Anthony P. Taylor	67	Director (3,4,5)	5/08 — 5/11

(1)	Member of Executive Committee

(2)	Member of Audit Committee

(3)	Member of Corporate Governance and Directors Nominating Committee

(4)	Member of Compensation Committee

(5)	Member of Technical Committee

          Phillips S. Baker, Jr., has been our Chief Executive Officer since May 2003; President since November 2001; and a director since November 2001. Prior to that, Mr. Baker was our Chief Financial Officer from May 2001 to June 2003; Chief Operating Officer from November 2001 to May 2003; and Vice President from May 2001 to November 2001. Prior to joining us, Mr. Baker served as Vice President and Chief Financial Officer of Battle Mountain Gold Company (a gold mining company) from March 1998 to January 2001. Mr. Baker also serves as a director for Questar Corporation (a Western U.S. natural gas distribution, pipelines and exploration and production company).

          Ronald W. Clayton was appointed Senior Vice President - Operations in November 2006. Prior to that, Mr. Clayton was Vice President - North American Operations from September 2002 to October 2006. Prior to joining us, Mr. Clayton was

Vice President – Operations for Stillwater Mining Company (a mining company) from July 2000 to May 2002. Mr. Clayton was also our Vice President – Metals Operations from May 2000 to July 2000.

          James A. Sabala was appointed Chief Financial Officer in May 2008 and Senior Vice President in March 2008. Prior to his employment with Hecla, Mr. Sabala was Executive Vice President – Chief Financial Officer of Coeur d’Alene Mines Corporation (a mining company) from 2003 to February 2008. Mr. Sabala also served as Vice President – Chief Financial Officer of Stillwater Mining Company (a mining company) from 1998 to 2002.

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

          David J. Christensen previously served as a director from May 2002 to October 2002, when he was elected to the Board of Directors by preferred shareholders in May 2002. He was re-appointed to Hecla’s Board of Directors in August 2003. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position, at such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Mr. Christensen has been Chief Executive Officer of ASA Limited (a closed-end investment company) since February 2009, as well as being appointed to the board of directors of ASA Limited in November 2008. He served as Vice President – Investments of ASA Limited from May 2007 to February 2009. He served as Vice President of Corporate Development for Gabriel Resources Ltd. (a Canadian-based resource company) from October 2006 to February 2008.

          John H. Bowles was elected by the shareholders to Hecla’s Board of Directors in May 2006. Mr. Bowles was a partner in the Audit and Assurance Group of PricewaterhouseCoopers LLP (an accounting firm) from April 1976 to June 2006. He concentrated his practice on public companies operating in the mining industry. Mr. Bowles has been a Director of HudBay Minerals Inc. (a zinc, copper, gold and silver mining company) since May 2006, as well as a Director of Boss Power Corp. (a mineral exploration company) since September 2007. He holds Fellowships in both the British Columbia Institute of Chartered Accountants and the Canadian Institute of Mining and Metallurgy. Mr. Bowles has been the Treasurer of Mining Suppliers Association of British Columbia (an association of providers of equipment, products and related services to the British Columbia mining industry) since May 1999. He has been Director Emeritus of Ducks Unlimited Canada since March 1996.

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

          Charles B. Stanley was elected to Hecla’s Board of Directors in May 2007. Mr. Stanley has been the Chief Operating Officer of Questar Corporation (a U.S. natural gas-focused exploration and production, interstate pipeline and local distribution company) since March 2008. He has been Executive Vice President and Director of Questar Corporation since 2002 and also President and Chief Executive Officer of Questar Market Resources, Inc.; Wexpro Company (management and development, cost-of-service properties); Questar Exploration and Production Company (oil and gas exploration and production); Questar Gas Management Company (gas gathering and processing); and Questar Energy Trading Company (wholesale marketing and storage) since 2002.

          Terry V. Rogers was elected to Hecla’s Board of Directors in May 2007. Mr. Rogers was the Senior Vice President and Chief Operating Officer of Cameco Corporation (the world’s largest uranium producer) from February 2003 to June 2007. Mr. Rogers also served as President of Kumtor Operating Company (a gold producing company and a division of Cameco Corporation) from 1999 to 2003.

          Dr. Anthony P. Taylor has served as a director since May 2002 upon election by preferred shareholders. The payment of the dividends in arrears in July 2005 resulted in the elimination of this director position. At such time he was then appointed to the Board of Directors when the number of director positions was increased from seven to nine. Dr. Taylor has been the President, CEO and Director of Gold Summit Corporation (a public Canadian minerals exploration company) since October 2003. Dr. Taylor has also served as President and Director of Caughlin Preschool Corp. (a private Nevada corporation that operates a preschool) since October 2001 and was a director of Greencastle Resources Corporation (an exploration company) from December 2003 to June 2008. Prior to that, Dr. Taylor was President, Chief Executive Officer and Director of Millennium Mining Corporation (a private Nevada minerals exploration company) from January 2000 to October 2003.

          Information with respect to our directors is set forth under the caption “Proposal 1 - Election of Directors” in our proxy statement to be filed pursuant to Regulation 14A for the annual meeting scheduled to be held on May 29, 2009 (the Proxy Statement), which information is incorporated herein by reference.

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

Item 11. Executive Compensation

          Reference is made to the information set forth under the caption “Compensation of Non-Management Directors;” the caption “Compensation Discussion and Analysis;” the caption “Compensation Committee Interlocks and Insider Participation;” the caption “Compensation Committee Report,” the caption “Compensation Tables;” the first paragraph under the caption “Certain Information About the Board of Directors and Committees of the Board;” and under the caption “Other Benefits” in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

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

HECLA MINING COMPANY

By:	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date:	March 2, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Phillips S. Baker, Jr.	3/2/09	/s/ Ted Crumley	3/2/09
Phillips S. Baker, Jr.	Date	Ted Crumley	Date
President, Chief Executive Officer and Director		Director
(principal executive officer)

/s/ James A. Sabala	3/2/09	/s/ Charles B. Stanley	3/2/09
James A. Sabala	Date	Charles B. Stanley	Date
Senior Vice President and		Director
Chief Financial Officer
(principal financial and accounting officer)

/s/ John H. Bowles	3/2/09	/s/ George R. Nethercutt, Jr.	3/2/09
John H. Bowles	Date	George R. Nethercutt, Jr.	Date
Director		Director

/s/ David J. Christensen	3/2/09	/s/ Terry V. Rogers	3/2/09
David J. Christensen	Date	Terry V. Rogers	Date
Director		Director

/s/ Anthony P. Taylor	3/2/09
Anthony P. Taylor	Date
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Hecla Mining Company
Coeur d’ Alene, Idaho

We have audited the accompanying consolidated balance sheets of Hecla Mining Company as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hecla Mining Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hecla Mining Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Spokane, Washington
February 27, 2009

Hecla Mining Company and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$36,470	$373,123
Short-term investments and securities held for sale	—	25,759
Accounts and notes receivable:
Trade	8,314	14,053
Other, net	1,100	7,834
Inventories, net	21,331	15,511
Current deferred income taxes	2,481	7,370
Other current assets	4,154	5,934
Total current assets	73,850	449,584
Non-current investments	3,118	8,429
Non-current restricted cash and investments	13,133	15,181
Properties, plants, equipment and mineral interests, net	852,113	132,308
Non-current deferred income taxes	36,071	14,938
Other non-current assets	10,506	30,297
Total assets	$988,791	$650,737

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$21,850	$22,564
Accrued payroll and related benefits	8,475	16,184
Accrued taxes	4,408	3,703
Current debt	40,000	—
Current portion of long-term debt	8,018	—
Current portion of accrued reclamation and closure costs	2,227	9,686
Total current liabilities	84,978	52,137
Long-term debt	113,649	—
Accrued reclamation and closure costs	119,120	96,453
Other noncurrent liabilities	21,587	9,618
Total liabilities	339,334	158,208
Commitments and contingencies (Notes 2, 4, 5, 7, 8, 11, 19 and 21)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2008 — $8,029 and 2007 — $7,891	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2008 — $204,520 and 2007 — $201,250	504	504
Common stock, $0.25 par value, 400,000,000 authorized; issued 2008 — 180,461,371 shares and issued 2007 — 121,456,837 shares	45,115	30,364
Capital surplus	981,161	725,076
Accumulated deficit	(351,700)	(274,877)
Accumulated other comprehensive income (loss)	(25,022)	12,063
Less treasury stock, at cost; 81,375 common shares	(640)	(640)
Total shareholders’ equity	649,457	492,529
Total liabilities and shareholders’ equity	$988,791	$650,737

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Sales of products	$192,655	$153,702	$122,585
Cost of sales and other direct production costs	139,589	63,593	51,968
Depreciation, depletion and amortization	35,207	12,323	11,756
	174,796	75,916	63,724
Gross profit	17,859	77,786	58,861
Other operating expenses:
General and administrative	13,894	15,166	15,011
Exploration	22,471	15,934	14,708
Pre-development expense	—	1,027	8,091
Depreciation and amortization	—	299	972
Other operating expense	2,744	1,229	5,309
Gain on disposition of property, plants, equipment and mineral interests	(203)	(63,205)	(4,497)
Charitable foundation donation	—	5,143	—
Provision for closed operations and environmental matters	4,312	49,152	3,516
	43,218	24,745	43,110
Income (loss) from operations	(25,359)	53,041	15,751
Other income (expense):
Net gain on sale of investments	7,724	—	36,422
Interest and other income	3,842	7,147	3,531
Interest expense	(19,573)	(534)	(608)
	(8,007)	6,613	39,345
Income (loss) from continuing operations before income taxes	(33,366)	59,654	55,096
Income tax benefit (provision)	(3,807)	8,503	9,692
Net income (loss) from continuing operations	(37,173)	68,157	64,788
Gain (loss) from discontinued operations, net of tax	(17,395)	(14,960)	4,334
Loss on sale of discontinued operations, net of tax	(11,995)	—	—
Net income (loss)	(66,563)	53,197	69,122
Preferred stock dividends	(13,633)	(1,024)	(552)

Income (loss) applicable to common shareholders	$(80,196)	$52,173	$68,570
Net income (loss)	$(66,563)	$53,197	$69,122
Minimum pension liability adjustment	—	—	388
Unrealized gain (loss) on defined benefit plan	(29,113)	321	—
Amortization of net prior service benefit on defined benefit plan	624	4,753	—
Prior service cost from amendment to defined benefit plan	(1,472)	—	—
Change in derivative contracts	(1,967)	—	—
Unrealized holding gains (losses) on investments	(4,539)	5,235	20,225
Reclassification of net gain on sale of marketable securities included in net income (loss)	(7,766)	—	(36,422)
Comprehensive income (loss)	$(110,796)	$63,506	$53,313
Basic and diluted income (loss) applicable to common shareholders per common share after preferred stock dividends:

Income (loss) from continuing operations	$(0.36)	$0.56	$0.54

Income (loss) from discontinued operations	(0.12)	(0.13)	0.03

Loss on sale of discontinued operations	(0.09)	—	—

Income (loss) per common share	$(0.57)	$0.43	$0.57

Weighted average number of common shares outstanding – basic	141,272	120,420	119,255

Weighted average number of common shares outstanding – diluted	141,272	121,071	119,702

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$(66,563)	$53,197	$69,122
(Income) loss on discontinued operations, net of tax	29,390	14,960	(4,334)
Income (loss) from continuing operations	(37,173)	68,157	64,788
Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	35,846	12,611	12,728
Gain on sale of investments	(7,724)	—	(36,420)
Gain on disposition of properties, plants and equipment	(203)	(63,205)	(4,497)
Gain on sale of royalty interests	—	—	(341)
Provision for reclamation and closure costs	651	46,153	544
Deferred income taxes	6,756	(10,486)	(11,822)
Stock compensation	4,122	3,381	2,459
Amortization of loan origination fees	6,646	—	—
Amortization of intangible asset	710	—	—
Loss on derivative contract	514	—	—
Charitable foundation donation paid with common stock	—	5,143	—
Other non-cash charges	—	—	285
Change in assets and liabilities:
Accounts and notes receivable	18,591	5,204	(16,923)
Inventories	1,812	(1,656)	1,085
Inventory purchase price allocation adjustment	16,637	—	—
Other current and noncurrent assets	(2,012)	(2,184)	1,645
Accounts payable and accrued liabilities	(9,263)	3,632	5,730
Accrued payroll and related benefits	(1,943)	3,423	2,492
Accrued taxes	1,068	461	755
Accrued reclamation and closure costs	(6,621)	(6,520)	(4,466)
Other non-current liabilities	(1,141)	(1,166)	2,716
Net cash provided by (used by) discontinued operations	(12,488)	2,047	40,736
Net cash provided by operating activities	14,785	64,995	61,494
Investing activities:
Additions to properties, plants, equipment and mineral interests	(68,674)	(34,875)	(17,436)
Purchase of 70.3% of Greens Creek, net of cash acquired	(688,452)	—	—
Proceeds from sale of investments	27,001	—	57,441
Proceeds from disposition of properties, plants and equipment	596	45,048	4,372
Redemptions of restricted cash and investment balances	31,839	—	—
Increases in restricted cash and investment balances	(8,562)	(1,328)	(404)
Purchase of securities held for sale	—	(181)	—
Purchases of short-term investments	—	(89,959)	(54,665)
Maturities of short-term investments	4,036	111,414	29,210
Net cash provided by (used by) discontinued operations	21,159	(785)	(10,335)
Net cash provided by (used in) investing activities	(681,057)	29,334	8,183
Financing activities:
Proceeds from exercise of stock options	147	8,760	3,896
Proceeds from issuance of common stock and warrants, net of related expense	183,357	—	—
Proceeds from issuance of preferred stock, net of related expense	—	194,917	—
Dividend paid to preferred shareholders	(7,427)	(552)	(690)
Loan origination fees paid	(8,125)	—	—
Treasury share purchase	—	(209)	(313)
Borrowings on debt	380,000	—	4,060
Repayments on debt	(218,333)	—	(7,060)
Net cash provided by (used in) financing activities	329,619	202,916	(107)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(336,653)	297,245	69,570
Cash and cash equivalents at beginning of year	373,123	75,878	6,308
Cash and cash equivalents at end of year	$36,470	$373,123	$75,878
Supplemental disclosure of cash flow information:
Cash paid during year for:
Interest	$11,657	$232	$304
Income tax payments	$546	$4,903	$1,387
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$26,693	$—	$—
Stock issued for acquisition of 70.3% of Greens Creek	$53,384	$—	$—

See Notes 2, 4, 9 and 10 for additional non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

Hecla Mining Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	Series B Preferred Stock	Series C Mandatory Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balances January 1, 2006	$39	$—	$29,651	$508,104	$(396,092)	$19,746	$(118)	$161,330
Net income					69,122			69,122
Restricted stock units granted				481				481
Options granted			13	1,965				1,978
Options exercised (839,000 shares)			210	3,308				3,518
Options issued for deferred compensation (44,000 shares)			11	197				208
Stock issued for deferred compensation (83,000 shares)			21	(20)				1
Modification of stock option awards				(1,702)				(1,702)
Stock issued to directors (37,000 shares)			8	183				191
Series B Preferred dividends declared					(552)			(552)
Restricted stock distributions (156,000 shares)			43	(20)				23
Treasury stock purchased							(313)	(313)
Reclassification of realized gain on securities						(15,809)		(15,809)
Stock units formerly recorded as liabilities				1,289				1,289
Adjustment for adoption of SFAS No. 158						4,963		4,963

Balances, December 31, 2006	39	—	29,957	513,785	(327,522)	8,900	(431)	224,728
Change in functional currency in Venezuela						(7,146)		(7,146)
Net income					53,197			53,197
Options granted				1,842				1,842
Options exercised (1,444,000 shares)			362	8,384				8,746
Stock issued to directors (30,000 shares)			8	257				265
Series B Preferred dividends declared					(552)			(552)
Restricted stock units granted				1,289				1,289
Restricted stock unit distributions (154,000 shares)			37	(37)				—
Treasury stock purchased							(209)	(209)
Donation to charitable foundation				5,143				5,143
Sale of Mandatory Convertible Preferred Stock (2,012,500 shares)		504		194,413				194,917
SFAS No. 158 adjustment						5,074		5,074
Other comprehensive income						5,235		5,235

Balances, December 31, 2007	39	504	30,364	725,076	(274,877)	12,063	(640)	492,529
Net loss					(66,563)			(66,563)
Options granted				2,021				2,021
Options exercised (16,000 shares)			4	133				137
Stock issued to directors (20,000 shares)			5	171				176
Series B deferred dividends declared					(414)			(414)
Mandatory Convertible Preferred Stock dividends declared					(10,282)			(10,282)
Restricted stock units granted				1,928				1,928
Restricted stock unit distributions (220,000 shares)			55	(55)				—
Common stock issued for Mandatory Convertible Preferred Stock dividends (622,000 shares)			156	3,115				3,271
Common stock issued for business and asset acquisitions (12,982,000 shares)			3,245	76,690				79,935
Common stock public offering (34,350,000 shares)			8,587	154,829				163,416
Common stock and warrant private placement issuance (10,244,000 shares)			2,561	17,253				19,814
Common stock issued for donation to charitable foundation (550,000 shares)			138					138
SFAS No. 158 adjustment					436	(29,961)		(29,525)
Reclassification of translation adjustment to loss on sale of discontinued operations						7,146		7,146
Other comprehensive loss						(14,270)		(14,270)

	$39	$504	$45,115	$981,161	$(351,700)	$(25,022)	$(640)	$649,457

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

          Certain consolidated financial statement amounts have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the net income, comprehensive income, or accumulated deficit as previously recorded.

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine for $700 million in cash and 4,365,000 million shares of our common stock, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries. The operating results of the 70.3% portion of Greens Creek are included in our operating results from the date of acquisition and, therefore, operating results on a period-by-period basis may not be comparable.

          On July 8, 2008, we completed the sale of all of the outstanding capital stock of El Callao Gold Mining Company and Drake-Bering Holdings B.V., our wholly owned subsidiaries which together owned our business and operations in Venezuela. Accordingly, our historical financial statements have been revised to report our Venezuelan operations as discontinued operations for all periods presented, and we have revised our segment reporting to discontinue the divested Venezuelan operations. See Note 13 for further discussion of the sale and resulting restatement of our previously issued financial statements.

          B.  Assumptions and Use of Estimates — Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. We consider our most critical accounting estimates to be future metals prices, obligations for environmental, reclamation and closure matters mineral reserves, and business combinations. Other significant areas requiring the use of management assumptions and estimates relate to asset impairments, including long-lived assets and investments; inventory net realizable value; post-employment, post-retirement and other employee benefit assets and liabilities; valuation of deferred tax assets; and reserves for contingencies and litigation. Legal costs are recorded when incurred. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable. Accordingly, actual results may differ materially from these estimates under different assumptions or conditions.

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

          Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred, which would then be charged to current period net income (loss). Unrealized gains and losses originally included in accumulated other comprehensive income are reclassified to current period net income (loss) when the sale or determination of an other than temporary impairment of securities occurs.

          E. Accounts and Notes Receivable — Accounts and notes receivable include both receivables due from sales, as well as value added tax receivables paid in Venezuela and Mexico and funds advanced to third-party, small mining cooperatives in Venezuela.

          In Venezuela and Mexico, value added taxes (“VAT”) are assessed on purchases of materials and services. We established a reserve equal to 3% at December 31, 2007, for the value added taxes in Venezuela to reflect estimated discounts we expected to incur. The discount reserves are comprised of provisions for historical discounts on sales of VAT receivable balances sold to brokers, potential rejections by SENIAT (the Venezuelan taxing authority), and additional amounts for contingencies. Value-added tax receivables totaled $1.1 million in Venezuela (net of reserves for anticipated discounts of $27,000) at December 31, 2007, and $0.1 million and $0.6 million, respectively, at December 31, 2008 and 2007 in Mexico.

          As an exporter from Venezuela, we were eligible for refunds from the government for payment of VAT, and we prepared a monthly filing to obtain this refund. Refunds are given by the government in the form of tax certificates, which are marketable in Venezuela.

          As part of the custom milling business included in our discontinued La Camorra unit, we entered into contracts with small mining groups and advance funds in the form of equipment and working capital, and collected such advances from ore delivered to the sampling and crushing plant. We periodically evaluated the recoverability of these receivables and established a reserve for uncollectibility, based on our review of each small mining group’s future profitability and its ability to repay advances. Receivables were classified as current and non-current based on historical collection patterns, and were not generally charged off against allowances as long as small mining groups are active.

          As a result of the sale of our Venezuelan operations on July 8, 2008 (as discussed further in Note 13), ownership of all accounts receivable balances existing at the close of the sale relating to Venezuelan VAT refunds and advancement of funds to Venezuelan small mining groups transferred to Rusoro.

          F. Inventories — Inventories are stated at the lower of average costs incurred or estimated net realizable value. Major types of inventories include materials and supplies and metals product inventory, which is determined by the stage at which the ore is in the production process (stockpiled ore, work in process and finished goods).

          Materials and supplies inventory are valued at the lower of average cost or net realizable value. Pursuant to this policy, we recorded a provision for materials inventory impairment at our discontinued La Camorra unit in Venezuela of $5.1 million at December 31, 2007 for inventory value that we did not expect to consume over current remaining known life of the operation. Ownership of all material and supplies inventories held at our discontinued Venezuelan operations at the time of the sale on July 8, 2008 was transferred to Rusoro (see Note 13 for more information on the sale of our discontinued Venezuelan operations).

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

          Costs for exploration, secondary development at operating mines, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, (b) at undeveloped concessions, or (c) at operating mines already containing proven and probable reserves, where a determination remains pending as to whether new target deposits outside of the existing reserve areas can be economically developed. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

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

          Drilling and related costs of approximately $3.1 million, $1.9 million and $0.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006 met our criteria for capitalization listed above, at our properties that are in the production stage.

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

          K. Proven and Probable Ore Reserves — At least annually, management reviews the reserves used to estimate the quantities and grades of ore at our mines which we believe can be recovered and sold economically. Management’s calculations of proven and probable ore reserves are based on engineering and geological estimates, including future metals prices and operating costs. From time to time, management obtains external audits of reserves. We obtained a third-party audit of our reserves at the Lucky Friday unit during 2006, and a partial audit of reserves at Greens Creek was concluded during the second quarter of 2008.

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

          L. Pension Plans and Other Post-retirement Benefits — We maintain pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. Pension benefits generally depend on length and level of service and age upon retirement. Substantially all benefits are paid through pension trusts. We did not contribute to our pension plans during 2008 and 2007, and do not expect to do so in 2009.

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

          FIN 48, “Accounting for Uncertainty in Income Taxes,” requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

          For additional information, see Note 6 — Income Taxes.

          N. Reclamation and Remediation Costs (Asset Retirement Obligations)  — At our operating properties, we accrue costs associated with environmental remediation obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

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

          Accruals for closure costs, reclamation and environmental matters for operating and nonoperating properties totaled $121.3 million at December 31, 2008, and we anticipate that the majority of these expenditures relating to these accruals will be made over the next 30 years. It is reasonably possible the ultimate cost of reclamation and remediation could change in the future, and that changes to these estimates could have a material effect on future operating results as new information becomes known. For environmental remediation sites known as of December 31, 2008, we have recorded liabilities based on the low end of the estimated potential range of liabilities. If the highest estimate from the range (based upon information presently available) were recorded for each site, the total estimated liability would be increased by approximately $49 million. For additional information, see Note 5 and Note 8.

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

          Sales to smelters are recorded net of charges by the smelters for treatment, refining, smelting losses, and other charges negotiated by us with the smelters. Charges are estimated by us upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from our estimates. Costs charged by smelters include fixed treatment and refining costs per ton of concentrate, and also include price escalators which allow the smelters to participate in the increase of lead and zinc prices above a negotiated baseline.

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

          At December 31, 2008, metals contained in concentrates and exposed to future price changes totaled 902,248 ounces of silver, 3,730 ounces of gold, 17,283 tons of zinc, and 5,609 tons of lead.

          Sales from our Greens Creek and Lucky Friday units include significant value from by-product metals mined along with net values of each unit’s primary metal.

          Sales of metals in products tolled by refiners and sold directly by us, rather than sold to smelters, are recorded at contractual amounts when title and risk of loss transfer to the buyer. We sell finished metals after refining, as well as doré produced at our locations. Third-party smelting and refinery costs are recorded as a reduction of revenue.

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

          P. Foreign Currency — The functional currency for our operations located in the U.S., Mexico and Canada, as of December 31, 2008, was the U.S. dollar. Accordingly, for the San Sebastian unit in Mexico and our Canadian office, we have translated our monetary assets and liabilities at the period-end exchange rate, and non-monetary assets and liabilities at historical rates, with income and expenses translated at the average exchange rate for the current period. All translation gains and losses have been included in the current period net income (loss).

          Effective January 1, 2007, we implemented a change in the functional currency for our discontinued Venezuelan operations from the U.S. dollar to the Bolívar, the local currency in Venezuela. We believe that significant changes in the economic facts and circumstances affecting our discontinued Venezuelan operations indicated that a change in the functional currency was appropriate, under the provisions of FASB Statement No. 52, “Foreign Currency Translation” (SFAS 52). In accordance with SFAS 52, the balance sheet for our discontinued Venezuelan operations has been recalculated, as of January 1, 2007, so that all assets and liabilities are translated at the current exchange rate of 2,150 Bolívar to $1, the fixed, official exchange rate in effect at that time. As a result, the dollar value of non-monetary assets, previously translated at historical exchange rates, has been significantly reduced. The offsetting translation adjustment was recorded to equity as a component of accumulated other comprehensive income, and reclassified to loss on sale of discontinued operations upon the sale of our Venezuelan operations.

          For the years ended December 31, 2008, 2007 and 2006, we recognized total net foreign exchange losses of $13.2 million, $12.1 million and $5.0 million, respectively. Of these, $13.3 million, $12.0 million and $4.9 million, respectively, of the net foreign exchange losses for the three years are related to our discontinued Venezuelan operations, and are included in Gain (loss) from discontinued operations, net of tax with the remaining balance included in Net foreign exchange gain (loss), on our Consolidated Statements of Operations and Comprehensive Income (Loss).

          Exchange control regulations enacted in Venezuela in 2005 limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. At December 31, 2007, we held the U.S. dollar equivalent of approximately $30.0 million denominated in the Venezuelan Bolívar at the rate of 2,150 Bolivares to $1.00. Additionally, we were required to convert into Venezuelan currency the proceeds of Venezuelan export sales made over the past 180 days, approximately $8.1 million, during the six months following December 31, 2007. Exchanging our cash held in local currency into U.S. dollars could be done through specific governmental programs, or through the use of negotiable instruments at conversion rates that were higher than the official rate (parallel rate) on which we incurred foreign currency losses. During 2008 and 2007, we exchanged the U.S. dollar equivalent of approximately $38.7 and $37.0 million, respectively, valued at the official exchange rate of 2,150 Bolivares to $1.00, for $25.4 and $19.8 million at open market exchange rates, in compliance with applicable regulations, incurring a foreign exchange loss for the difference. Changes to the Venezuelan Criminal Exchange Law enacted in December 2007 prohibit the publication of Bolívar exchange rates other than the official rate.

          On July 8, 2008, we completed the sale of our discontinued Venezuelan operations to Rusoro Mining Company (“Rusoro”) (see Note 13 for further discussion). During the second quarter of 2008, we repatriated substantially all of our remaining Bolivares-denominated cash. Pursuant to the sale agreement, Rusoro paid us $0.9 million for the U.S. dollar equivalent of the residual Bolivares-denominated cash balances held in Venezuela at the close of the sale, converted at official rates.

          Q. Risk Management Contracts — We use derivative financial instruments as part of an overall risk-management strategy that is used as a means of hedging exposure to base metals prices and interest rates. We do not hold or issue derivative financial instruments for speculative trading purposes.

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

          We measure derivative contracts as assets or liabilities based on their fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to sales of products (for metals price-related contracts) or interest expense (for interest rate-related contracts) when the hedged transaction has occurred. Ineffective portions of any change in fair value of a derivative are recorded in current period other operating income (expense).

          On May 5, 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to $103.3 million of the $121.7 million term facility balance at December 31, 2008 is fixed at a rate of 9.38% until maturity on March 31, 2011, in accordance with the amortization schedule of the amended and restated credit agreement dated April 16, 2008. As a result of an amendment to the facility in December 2008 to defer the $18.3 million principal payment originally due on December 31, 2008 to February 13, 2009, the terms of the interest rate swap agreement and the note that the swap agreement pertains to did not match at December 31, 2008 with regards to the maturity date of the $18.3 million payment, with the hedge being slightly ineffective as a result. The fair value of the swap at December 31, 2008 was a liability of $2.5 million. We have recorded an accumulated unrealized loss of $2.0 million at December 31, 2008, and realized a $0.5 million hedging loss in 2008 related to the ineffective portion of the swap. The unrealized loss is included in accumulated other comprehensive income in our consolidated balance sheet and the realized loss is included in interest expense in our consolidated statement of operations, with the fair value payable included in other non-current liabilities in our consolidated balance sheet. For additional information regarding our credit facilities, see Note 7 and Note 21.

          On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all principal payments due on our term facility in 2009, totaling $66.7 million, to 2010 and 2011 (See Note 21 for more information). As a result of the amendment, the original hedging relationship was de-designated, and a new hedging relationship was designated.  A retrospective hedge effectiveness test was performed on the original hedging relationship at the date of de-designation, and the original hedging relationship was determined to be ineffective.  Consequently, the change in fair value of the swap of $0.2 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement.  The amount of unrealized loss included in accumulated other comprehensive income relating to the original hedge will be recognized in the income statement when the hedged interest payments occur.

          We had no commodity-related derivative positions at December 31, 2008.

          R. Stock Based Compensation — In accordance with SFAS No. 123(R), the fair value of the equity instruments granted to employees during 2008 were estimated on the date of grant using the Black-Scholes pricing model, utilizing the same methodologies and assumptions as we have historically used. As of December 31, 2008, the majority of the instruments outstanding were fully vested, and we recognized stock-based compensation expense under SFAS No. 123(R) of approximately $4.1 million during 2008, which was recorded to general and administrative expenses, exploration and cost of sales and other direct production costs. For the years ended December 31, 2007 and 2006, we recognized $3.4 million and $2.5 million, respectively, in compensation expense as required by SFAS No. 123(R).

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

          T. Legal Costs – Legal costs incurred in connection with a potential loss contingency are recorded to expense as incurred.

          U. Basic and Diluted Income (Loss) Per Common Share — We calculate basic earnings per share on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method.

          Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive. See Note 15 of Notes to Consolidated Financial Statements for additional information.

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

          W. New Accounting Pronouncements — In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

          In December 2007, the FASB revised SFAS No. 141 “Business Combinations.” The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination.

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

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which became effective for fiscal years beginning after November 15, 2007, and for interim periods within those years, for certain financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008, and the adoption did not have a material impact on our consolidated financial statements. See Note 14 of Notes to the Consolidated Financial Statements for more information. We are currently evaluating the potential impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities on our consolidated financial statements.

Note 2. Short-term Investments and Securities Held for Sale, Investments, and Restricted Cash

Cash

          Exchange control regulations in Venezuela limited our ability to repatriate cash and receive dividends or other distributions without substantial cost. Our cash balances denominated in Bolívares that were maintained in Venezuela totaled a U.S. dollar equivalent, at official exchange rates, of approximately $30.0 million at December 31, 2007. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela to Rusoro, with the transaction closing on July 8, 2008 (see Note 13 for further discussion of the transaction).

          Prior to the sale of our Venezuelan operations, exchanging our cash held in local currency into U.S. dollars was done through specific governmental programs, or through the use of negotiable instruments at conversion rates that were less favorable than the official rate (parallel rate) on which we incurred foreign currency losses. During 2008, prior to the sale of our Venezuelan operations, we exchanged the U.S. dollar equivalent of approximately $38.7 million at the official exchange rate of 2,150 Bolívares to $1.00 for approximately $25.4 million at open market exchange rates and in compliance with applicable regulations, incurring foreign exchange losses for the difference. All of these losses were incurred on repatriations of cash from Venezuela. During 2007, we exchanged the U.S. dollar equivalent of approximately $37.0 million, valued at the official exchange rate of 2,150 Bolívares to $1.00, for approximately $19.8 million at open market exchange rates, in compliance with applicable regulations, incurring foreign exchange losses for the difference. Approximately $13.8 million of the conversion losses for 2007 were incurred on the repatriation of cash from Venezuela, while additional losses of approximately $3.4 million in 2007 were related to conversions of Bolívares for the payment of expatriate payroll and other U.S. dollar-denominated goods and services.

          Our cash is maintained in various financial institutions, and the balances are insured up to the Federal Deposit Insurance Corporation limits of $250,000 per institution. Some of our cash balances at December 31, 2008 exceeded the federally insured limits. We have not experienced losses on cash balances exceeding the federally insured limits.

Short-term Investments and Securities Held for Sale

          Short-term investments consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Adjustable rate securities	$—	$4,000
Marketable equity securities (Cost: 2007 - $18,903)	—	21,759
	$—	$25,759

          Adjustable rate securities are carried at amortized cost. However, due to the short-term nature of these investments, the amortized cost approximates fair market value. Marketable equity securities are also carried at fair market value, as they are classified as “available-for-sale” securities under the provisions of SFAS No. 115. The $21.8 million marketable equity securities balance at December 31, 2007 represents 8.2 million shares of Great Basin Gold, Inc. stock, including 7.9 million shares transferred to us upon the sale of the Hollister Development Block gold exploration project interest to Great Basin Gold in April 2007. We sold 8.2 million shares of Great Basin Gold stock during the second quarter of 2008 for total proceeds of $27.0 million and recognized a gain on sale of investment of $8.1 million. In January 2006, we sold our equity shares of Alamos Gold Inc., generating a $36.4 million pre-tax gain and netting $57.4 million of cash proceeds.

Non-current Investments

          At December 31, 2008 and 2007, the fair value of our non-current investments was $3.1 million and $8.4 million, respectively. The basis of these investments, representing equity securities, was approximately $5.2 million and $1.1 million, respectively, at December 31, 2008 and 2007. $1.9 million of the $3.1 million non-current investments balance at December 31, 2008 represents 3.6 million shares of Rusoro stock transferred to us upon the sale of El Callao and Drake Bering (see Note 13 for information on the sale of our discontinued Venezuelan operations). At December 31, 2008, we have recorded a $2.6 million unrealized loss on the Rusoro shares, which have been in a continuous unrealized loss position since August 2008. We considered the following information in concluding that the impairment on the Rusoro shares is temporary:

•	We believe that we have the intent and ability to hold the investment until its cost basis is recovered, and that it is not probable that we will sell the investment at a loss.

•	Rusoro recently completed the acquisition of a new operating mine and continues to have access to liquidity. We believe that their assets continue to remain sound.

•	Analysts have recently given Rusoro stock a “buy” rating with a target share price greater than our cost, and analyst net asset value calculations have recently exceeded our cost.

          However, the exchange on which Rusoro stock is traded experienced a significant overall loss in value in 2008, there has been a general reduction in investor confidence in junior mining companies in recent months, and Rusoro shares are thinly traded. If our investment in Rusoro stock continues to have a fair value less than its original cost, we will monitor these factors in determining whether it is still appropriate to record an unrealized loss for the impairment in the future.

          At December 31, 2008, total unrealized gains of $1.0 million for investments held having a net gain position and total unrealized losses of $3.1 million for investments held having a net loss position were included in accumulated other comprehensive income.

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificate of deposit. These investments are restricted primarily for reclamation funding or surety bonds and were $15.2 million at December 31, 2008, and $17.2 million at December 31, 2007, which includes $7.6 million and $8.9 million, respectively, restricted for reclamation funding for the Greens Creek Joint Venture. In April 2008, we completed the acquisition of the companies holding 70.3% of the Greens Creek Joint Venture, resulting in our 100% ownership of Greens Creek through our various subsidiaries (see Note 19 for further discussion). In August 2008, we obtained release of the restricted cash balance of $30.4 million, replacing it with a letter of credit backed by the restricted cash balance of $7.6 million. Accordingly, the $7.6 million December 31, 2008 balance represents 100% of the Greens Creek restricted balance, while the $8.9 million balance at December 31, 2007 represents our 29.7% share of the $29.9 million total Greens Creek restricted balance held prior to our acquisition of the remaining 70.3% interest.

          Our loan covenants required that we maintain an unencumbered cash balance of at least $10 million at December 31, 2008. There was no legal restriction on the funds, therefore, we did not classify them as restricted cash.

Note 3: Inventories

          Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Concentrates, doré, bullion, metals in transit and in-process inventories	$12,874	$5,465
Materials and supplies	8,457	10,046
	$21,331	$15,511

          The product inventory acquired in connection with the purchase of the companies owning 70.3% of the Greens Creek mine, as discussed further in Note 19, was all sold during the second quarter of 2008.

Note 4: Properties, Plants, Equipment and Mineral Interests, Royalty Obligations and Lease Commitments

Properties, Plants and Equipment and Mineral Interests

          Our major components of properties, plants, equipment, and mineral interests are (in thousands):

	December 31,
	2008	2007
Mining properties, including asset retirement obligations	$262,104	$14,405
Development costs	88,026	147,320
Plants and equipment	308,482	218,791
Land	9,270	1,007
Mineral interests	369,125	4,940
Construction in progress	43,941	23,703
	1,080,948	410,166
Less accumulated depreciation, depletion and amortization	228,835	277,858
Net carrying value	$852,113	$132,308

          During 2008, we incurred total capital expenditures of approximately $68.7 million that included $44.1 million at the Lucky Friday unit and $24 million at the Greens Creek unit. In addition, on April 16, 2008, we completed the acquisition of the remaining 70.3% interest in the Greens Creek Joint Venture for $758.5 million. A total of $689.7 million of the purchase price was allocated to the net carrying value of property, plants, equipment and mineral interests at the Greens Creek unit, including $5.0 million for the asset retirement obligation, $266.7 million for development costs, $67.2 million for plants and equipment, $7.2 million for land, and $343.6 million for mineral interests. We also acquired substantially all of the assets of Independence Lead Mines (“Independence”) on November 6, 2008 for 6.9 million shares of our common stock. The Independence purchase price of approximately $14.6 million was allocated to mineral interests at the Lucky Friday unit. In addition, we issued approximately 1.6 million shares of our Common Stock in 2008 to acquire the right to earn into a 70% interest in the San Juan Silver Joint Venture with Emerald Mining & Leasing, LLC and Golden 8 Mining, LLC, which holds an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado, resulting in an $11.4 million increase to mineral interests. See Note 19 for further discussion of the acquisitions of 70.3% of Greens Creek, Independence, and San Juan Silver earn-in rights.

          On July 8, 2008, we completed the sale of the companies holding 100% of the ownership interest of our discontinued Venezuelan operations, resulting in the disposal of properties, plants, equipment and mineral interests having net carrying value of approximately $32.3 million at the time of sale. See Note 13 for more information on the sale.

Leases

          We enter into operating leases during the normal course of business. During the years ended December 31, 2008, 2007 and 2006, we incurred expenses of $2.0 million, $1.8 million and $1.2 million, respectively, for these leases. At December 31, 2008, future obligations under our non-cancelable leases were as follows (in thousands):

Year ending December 31,
2009	$2,511
2010	853
2011	853
2012	220
2013	9
Total	$4,446

Note 5: Environmental and Reclamation Activities

          The liabilities accrued for our reclamation and closure costs at December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Operating properties:
Greens Creek	$29,964	$5,150
Lucky Friday	879	807
Nonoperating properties:
San Sebastian	1,161	1,148
Grouse Creek	14,326	19,061
Coeur d’Alene Basin	65,600	65,600
Bunker Hill	3,155	3,459
Republic	3,800	3,800
All other sites	2,462	2,640
Discontinued operations – La Camorra	—	4,474
Total	121,347	106,139
Reclamation and closure costs, current	(2,227)	(9,686)
Reclamation and closure costs, long-term	$119,120	$96,453

          The activity in our accrued reclamation and closure cost liability for the years ended December 31, 2008, 2007 and 2006, was as follows (in thousands):

Balance at January 1, 2006	$69,242
Accruals for estimated costs	643
Revision of estimated cash flows due to changes in reclamation plans	528
Payment of reclamation obligations	(4,509)
Balance at December 31, 2006	65,904
Accruals for estimated costs	45,623
Revision of estimated cash flows due to changes in reclamation plans	1,293
Payment of reclamation obligations	(6,681)
Balance at December 31, 2007	106,139
Accruals for estimated costs	811
Liability addition due to the purchase price allocation for the acquisition of 70.3% of Greens Creek	12,145
Revision of estimated cash flows due to changes in reclamation plans	13,114
Liability reduction due to the sale of discontinued operations	(4,474)
Payment of reclamation obligations	(6,388)
Balance at December 31, 2008	$121,347

          Below is a reconciliation as of December 31, 2008 and 2007 (in thousands), of our asset retirement obligations, which are included in our total accrued reclamation and closure costs of $121.3 million and $106.1 million, respectively, reflected above. The sum of our estimated reclamation and abandonment costs was discounted using a credit adjusted, risk-free interest rate of 7% from the time we incurred the obligation to the time we expect to pay the retirement obligation.

	2008	2007
Balance January 1	$11,579	$9,921
Changes in obligations due to acquisition of 70.3% of Greens Creek	12,145	—
Changes in obligations due to changes in reclamation plans	13,114	1,363
Accretion expense	475	354
Changes in obligations due to sale of discontinued operations	(4,474)	—
Payment of reclamation obligations	(835)	(59)
Balance at December 31	$32,004	$11,579

          For additional information as it pertains to the acquisition of the remaining 70.3% interest in Greens Creek, see Note 19. See Note 13 for further discussion of the sale of our discontinued Venezuelan operations.

Note 6: Income Taxes

          Major components of our income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006, relating to continuing operations are as follows (in thousands):

	2008	2007	2006
Continuing operations:
Current:
Federal	$3	$811	$1,371
State	(170)	88	89
Foreign	370	504	442
Total current income tax provision	203	1,403	1,902
Deferred:
Federal	3,604	(9,906)	(11,594)
Foreign	—	—	—
Total deferred income tax (benefit) provision	3,604	(9,906)	(11,594)
Total income tax (benefit) provision from continuing operations	3,807	(8,503)	(9,692)

Discontinued operations:
Tax provision for loss on sale of discontinued operations	2,944	—	—
Tax provision (benefit) for loss from discontinued operations	—	(627)	2,391

Total income tax (benefit) provision	$6,751	$(9,130)	$(7,301)

          Domestic and foreign components of income (loss) from operations before income taxes for the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands):

	2008	2007	2006
Domestic	$(23,823)	$72,104	$61,510
Foreign	(9,543)	(12,450)	(6,414)
Discontinued operations	(26,446)	(15,587)	6,725
Total	$(59,812)	$44,067	$61,821

          The annual tax provision (benefit) is different from the amount that would be provided by applying the statutory federal income tax rate to our pretax income (loss). The reasons for the difference are (in thousands):

	2008		2007		2006
Computed “statutory” (benefit) provision	$(20,934)	(35)%	$15,423	35%	$21,637	35%
Percentage depletion	(2,594)	(4)	(10,416)	(24)	(9,126)	(15)
Net increase (utilization) of U.S. and foreign tax loss carryforwards	23,528	39	(3,534)	(8)	(23,159)	(37)
Change in valuation allowance other than utilization	3,604	6	(10,481)	(24)	(1,219)	(2)
Discontinued operations	2,944	5	—	—	—	—
Effect of U.S. AMT, state, foreign taxes and other	203	—	(122)	—	4,566	7
	$6,751	11%	$(9,130)	(21)%	$(7,301)	(12)%

          Pursuant to guidelines contained in SFAS No. 109, Accounting for Income Taxes, we evaluated the positive and negative evidence available to determine whether a valuation allowance is required on our net deferred tax assets for the period ended December 31, 2008. At December 31, 2008 and 2007, the balance of our valuation allowance used to offset our net deferred tax assets was $139 million and $115 million, respectively.

          For the period ended December 31, 2008 three significant factors made an impact on our net deferred tax position. The Company acquired control of the Greens Creek Joint Venture in April and added net a deferred tax asset of $23 million related to the purchase price allocation and purchase accounting. In July, the Company sold its Venezuelan business and the deferred tax assets related the Venezuelan business were eliminated, resulting in a net deferred tax reduction of $3.2 million. Lastly, the economic conditions of recent months and the evidence available at year-end reduced the amount of deferred tax assets that the Company can expect to use in the future to $38.6 million which required a net increase to the valuation allowance of $3.6 million for the year. The year 2007 benefited from favorable metal prices resulting in higher taxable income and we utilized significant tax net operating loss carryforwards. We increased our net deferred tax assets by $10.5 million, to a total of $22.3 million at December 31, 2007, to reflect the total net deferred tax asset that we expect to utilize over a 2-year period based on income from operations. Due to our return to profitability in 2007 and 2006, we felt that 24 months was an appropriate period to measure based on all available evidence at that time.

          The deferred tax asset will be amortized against taxable income in the U.S. in future periods. We will review available evidence in future periods to determine whether more or less of our deferred tax asset should be realized. Adjustment to the valuation allowance will be made in the period for which the determination is made.

The components of the net deferred tax asset were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued reclamation costs	$44,281	$40,709
Deferred exploration	8,523	4,564
Investment valuation differences	—	43
Postretirement benefits other than pensions	1,761	2,880
Deferred compensation	2,253	3,158
Foreign net operating losses	8,058	21,300
Federal net operating losses	85,200	64,589
State net operating losses	10,578	4,927
Capital loss carryforward	767	—
Tax credit carryforwards	2,809	3,075
Stock compensation	1,926	1,618
Other comprehensive income	10,009	—
Miscellaneous	2,162	9,080
Total deferred tax assets	178,327	155,943
Valuation allowance	(138,848)	(115,413)
Total deferred tax assets	39,479	40,530
Deferred tax liabilities:
Unrealized gain on marketable securities	—	(4,074)
Pension costs	—	(12,231)
Properties, plants and equipment	(927)	(1,917)
Total deferred tax liabilities	(927)	(18,222)
Net deferred tax asset	$38,552	$22,308

          We plan to permanently reinvest earnings from foreign subsidiaries. For the years 2008, 2007 and 2006 we had no unremitted foreign earnings. Foreign net operating losses carried forward are shown above as a deferred tax asset.

          We recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized principally due to the expiration of net operating losses and tax credit carryforwards. The changes in the valuation allowance for the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands):

	2008	2007	2006
Balance at beginning of year	$(115,413)	$(133,363)	$(160,396)
Increase related to non-utilization of net operating loss carryforwards and non-recognition of deferred tax assets due to uncertainty of recovery	(39,679)	(38,325)	(19,569)
Decrease related to net recognition of deferred tax assets	16,244	10,486	11,822
Decrease related to recognition of deferred tax liability on unrealized gain	—	5,192	—
Decrease related to utilization and expiration of deferred tax assets	—	25,967	34,780
Decrease due to utilization on gain on sale of subsidiary	—	14,630	—
Balance at end of year	$(138,848)	$(115,413)	$(133,363)

          As of December 31, 2008, for U.S. income tax purposes, we have net operating loss carryforwards of $243.4 million and $140.6 million, respectively, for regular and alternative minimum tax purposes. These operating loss carryforwards expire over the next 15 to 20 years, the majority of which expire between 2011 and 2024. In addition, we have foreign tax operating loss carryforwards of approximately $25 million, which expire between 2009 and 2017. Our U.S. tax loss carryforwards may also be limited upon a change in control. We have approximately $1 million in alternative minimum tax credit carryforwards which do not expire and are eligible to reduce future regular U.S. tax liabilities.

Uncertain Tax Positions

          The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2005, or examinations by foreign tax authorities for years prior to 2002. We currently have no tax years under examination.

          Based on our assessment of FIN 48, “Accounting for Uncertainty in Income Taxes,” we concluded that consistent with 2007, FIN 48 had no significant impact on our results of operations or financial position as of December 31, 2008. We do not have an accrual for uncertain tax positions as of December 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

          On April 16, 2008, the credit agreement was amended and restated in connection with our acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine (see Note 19 for further discussion of the Greens Creek acquisition). The amended and restated agreement involved a $380 million facility, consisting of a $140 million three-year term facility maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which originally was scheduled to mature in October 2008.

          We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and used the remaining $20 million balance available for general corporate purposes in September 2008. We applied $162.9 million in proceeds from the public offering of 34.4 million shares of our common stock against the bridge loan principal balance during the third quarter of 2008 (see Note 10 for more information). On October 16, 2008, the Company repaid an additional $37.1 million of the bridge facility balance, and reached an agreement with its bank syndicate to extend the remaining $40 million outstanding bridge facility balance until February 16, 2009, subject to certain reporting requirements and amendments to the bridge loan and term loan interest rates. The amendment required the Company to provide an updated long-range operating plan for the bank syndicate to review, and the plan was accepted by the banking group in December 2008. An additional amendment to the credit facilities in December 2008 changed the repayment date of the $40 million bridge facility balance to February 13, 2009. All of the $40 million outstanding bridge facility balance was classified as current at December 31, 2008. On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009 (see Note 21 of Notes to Consolidated Financial Statements for more information).

          The first term facility principal payment of $18.3 was paid on September 30, 2008. In December 2008, we reached an agreement with the bank syndicate to move the $18.3 million principal payment originally scheduled for December 31, 2008 to February 13, 2009. On February 3, 2009, we again amended the terms of the credit agreement to defer all term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. As discussed above, we reduced our term loan by approximately $8 million in February, 2009. As a result, $8 million of the $121.7 million term facility balance outstanding at December 31, 2008 was classified as current, with the $113.7 million classified as non-current. According to the amended agreement, equal quarterly principal payments totaling $60.0 million are to be made in 2010, with a final payment of $53.7 million due on March 31, 2011. See Note 21 of Notes to Consolidated Financial Statements for further discussion of the amendment. We and all of our material U.S. subsidiaries guarantee the amended and restated credit agreement.

          The December 2008 amendment to the agreement to defer the $18.3 million principal payment discussed above also resulted in a change to the interest rate on the term facility from an applicable margin of 2.25% and 3.00% over LIBOR to an applicable margin of 6% over LIBOR, or an alternative base rate plus an applicable margin of 5.00%. However, we have entered into an interest rate swap agreement to manage the effects of interest rate volatility on the term facility (see Note 11). $103.3 million of the $121.7 million term facility balance outstanding at December 31, 2008 was subject to the interest rate swap and had an interest rate of 9.38% at December 31, 2008. The $18.3 million deferred principal balance had an interest rate of 6.5% at December 31, 2008. The interest rate applicable margins did not change as a result of the February 3, 2009 amendment to the agreement. During 2008, we made interest payments totaling $5.4 million for the term facility, including net amounts paid for interest rate swap spreads.

          The bridge facility has an interest rate of either LIBOR plus 6.00% or an alternative base rate plus 5.00%. At December 31, 2008, our interest rate on the bridge facility was 6.5%. During 2008, we made interest payments totaling $6.3 million for the bridge facility. We have also paid a commitment fee equal to 0.50% per annum on the unused portion of the bridge facility.

          The amended and restated credit agreement includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We were not in compliance with certain covenants and other requirements related to the amended and restated credit agreement as of December 31, 2008. However, our non-compliance with these items has subsequently been waived. Additionally, we are required to pay any dividends on our 6.5% Mandatory Convertible Preferred Stock in common stock until the earlier of the date on which the bridge facility is repaid in full and February 13, 2009, to the extent payment of such dividends in common stock is permitted thereby and under applicable law.

          The February 3, 2009 amendment to the amended and restated credit agreement also requires us to pay an additional fee to our lenders upon effectiveness of the amendment, and on each subsequent July 1st and January 1st, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock (discussed further in Note 21) equal to 3.75% of the aggregate principal amount of the term facility outstanding on such date until the term facility is paid off in full. Pursuant to this requirement, 42,621 shares of 12% Convertible Preferred Stock were issued to the lenders in February 2009.

          If the market prices for the metals we produce decline or we fail to control our production or development costs for a sustained period of time, our ability to service our debt obligations may be adversely affected. Failure to meet the payment obligations of our credit facilities could cause us to be in default. If there were an event of default under our credit facilities, the affected creditors could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay indebtedness under the credit facilities when it becomes due, the lenders under the credit facilities could proceed against the assets which we have pledged to them as security.

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

          In late September 2008, we reached an agreement with ASARCO to allow our claim against ASARCO in ASARCO’s bankruptcy proceedings in the amount of approximately $3.3 million. Our claim included approximately $3.0 million in clean up costs incurred by us for ASARCO’s share of such costs under the cost sharing agreement with ASARCO related to the Bunker Hill Decree. The remaining $330,000 is litigation-related costs incurred by us for ASARCO’s share of expert fees in the Basin litigation. The agreement also provides that we and ASARCO release each other from any and all liability under the cost sharing agreement, the Bunker Hill Decree and the Basin CERCLA site (discussed below). The agreement is subject to ASARCO obtaining an order from the Federal District Court in Idaho modifying the existing Consent Decree for the Bunker Hill site. The mutual release of liability provision of the agreement is subject to final bankruptcy court approval of ASARCO’s separate settlement agreement with the United States which, among other things, set and allowed the United States’ claim against ASARCO for ASARCO’s Basin CERCLA liability. We believe the mutual release provision may not become effective due to ASARCO’s separate settlement with the United States not being approved by the Bankruptcy Court or being materially modified. Depending on the resolution of ASARCO’s bankruptcy proceedings, we could receive a portion of or all of our $3.3 million allowed claim against ASARCO in the bankruptcy proceeding. We are unable to predict the outcome and timing of ASARCO’s bankruptcy proceeding.

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

          The accrued liability balance at December 31, 2008 relating to the Bunker Hill site was $3.2 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to us by the agency. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.3 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

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

          In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of December 31, 2008, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at December 31, 2008, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including but not limited to information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2008, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of December 31, 2008, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

          On February 12, 2008, we and our wholly owned subsidiary Hecla Merger Company entered into an asset purchase agreement with Independence. Under the terms of the Asset Purchase Agreement, Hecla Merger Company acquired substantially all of the assets of Independence in exchange for 6,936,884 shares of Hecla common stock (the “Independence Acquisition”). The Independence Acquisition closed in November 2008, and as of November 21, 2008, all litigation between us and Independence has been dismissed, and we have acquired all of Independence’s right, title and interest to the DIA properties and the related agreements between us and Independence.

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

Mexico Litigation

          In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., currently is involved in two cases in the State of Durango, Mexico, concerning the Velardeña mill. The Velardeña mill processed ore from our now closed San Sebastian mine, and the mill was placed on care and maintenance upon closure of the mine. In the first case we are interveners in a commercial action initiated in April of 2006 by a creditor to the prior owner of the mill. In that litigation, the creditor to the prior mill owner seeks to demonstrate that he has an ownership interest in the mill arising out of an allegedly unpaid prior debt. We are contesting this action, and deny the assertion that the plaintiff has an ownership interest in the mill. We take this position for a number of reasons, including the fact that the mill was sold to us prior to plaintiff’s obtaining his alleged ownership interest. In the second matter, a civil action involving Minera Hecla that is in a different court within the State of Durango, the same creditor as in the first case claims that his ownership of the Velardeña mill relates back to the time he allegedly performed the work on which the debt was based, rather than the time that he filed his lien relating to the debt, which was after the mill was sold to us. We are contesting the position of the creditor.

          In February 2009 we received notice that the court in the first matter referenced above ruled in favor of the creditor, and also in February 2009, we filed a timely appeal. We are currently negotiating with the plaintiff who has offered to purchase the mill from Minera Hecla. If such negotiations are successful, the above referenced litigation will be dismissed with prejudice.

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

BNSF Railway Company Claim

          In early November 2008, legal counsel for the BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against Hecla for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. We requested and received additional information from BNSF and are investigating the claim.

Rio Grande Silver Guarantee

          On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado. On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement. See Note 19 for more information on the original agreement and subsequent amendment to the agreement. In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML’s and G8’s to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million. As of December 31, 2008, we have not been required to make any payments pursuant to the guarantee. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML and G8 fail to meet their obligations to Homestake. However, to the extent that any payments are made by us under the guarantee, EML and G8, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guarantee as of December 31, 2008.

Other Commitments

          Our contractual obligations as of December 31, 2008 included approximately $2.2 million for various capital projects at the Greens Creek and Lucky Friday units, and approximately $3.8 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at December 31, 2008 included approximately $3.9 million and $2.1 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.9 million and $0.4 million, respectively, for various non-capital costs.

          We periodically use derivative financial instruments to manage certain interest rate and other financial risks. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term debt facility. See Note 11 for more information on our interest rate swap.

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

Note 9: Employee Benefit Plans

Pensions and Post-retirement Plans

          We sponsor defined benefit pension plans covering substantially all U.S. employees and provide certain post-retirement benefits for qualifying retired employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2008, and a statement of the funded status as of December 31, 2008 and 2007 (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$59,057	$58,565	$915	$1,009
Service cost	1,687	910	8	7
Interest cost	3,640	3,396	52	59
Amendments	1,472	—	8,950	—
Actuarial gain	3,403	(283)	50	—
Benefits paid	(3,526)	(3,531)	(22)	(160)
Benefit obligation at end of year	65,733	59,057	9,953	915
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	84,287	77,044	—	—
Actual return (loss) on plan assets	(20,818)	10,437	—	—
Employer and employee contributions	337	337	22	160
Benefits paid	(3,526)	(3,531)	(22)	(160)
Fair value of plan assets at end of year	60,280	84,287	—	—
Funded status at end of year	$(5,453)	$25,230	$(9,953)	$(915)

          The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007 (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Other non-current assets:
Prepaid benefit costs	$1,516	$29,897	$—	$—
Current liabilities:
Accrued benefit liability	(333)	(385)	(88)	(94)
Other non- current liabilities:
Accrued benefit liability	(6,636)	(4,282)	(9,865)	(821)
Accumulated other comprehensive (income) loss	21,653	(8,205)	(718)	(821)
Net amount recognized	$16,200	$17,025	$(10,671)	$(1,736)

          The benefit obligation and prepaid benefit costs were calculated by applying the following weighted average assumptions:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected rate of return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

          The above assumptions were calculated based on information as of December 31, 2008 and September 30, 2007, the measurement dates for the plans. The discount rate is generally based on the rates of return available as of the measurement date from high-quality fixed income investments, which in past years we have used Moody’s AA bond index as a guide to setting the discount rate. The expected rate of return on plan assets is based upon consideration of the plan’s current asset mix, historical long-term return rates and the plan’s historical performance. Our current expected rate on plan assets of 8.0% represents approximately 302% of our past five-year’s average annual return rate of 1.99%.

          The Other Benefit plans include an assumed health care cost rate of 8% in 2009. This assumed health care cost rate will decrease by 1% per year until 2013, when a constant rate of 4% is assumed. A 1% change in the assumed health care rate would result in a $148,000 effect on total service and interest cost and a $1,039,000 effect on the postretirement benefit obligation.

          Net periodic pension cost (income) for the plans consisted of the following in 2008, 2007 and 2006 (in thousands):

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$1,687	$910	$814	$8	$7	$6
Interest cost	3,640	3,396	3,274	52	60	75
Expected return on plan assets	(6,409)	(6,020)	(5,771)	—	—	—
Amortization of prior service cost	561	461	426	(3)	(3)	(3)
Amortization of net gain (loss) from earlier periods	(22)	(26)	36	(50)	(59)	61
Net periodic pension cost (income)	$(543)	$(1,279)	$(1,221)	$7	$5	$139

          The weighted-average allocations of investments at December 31, 2008 and September 30, 2007, the measurement dates of the plan, by asset category in the Hecla Mining Company Retirement Plan and the Lucky Friday Pension Plan are as follows:

	Hecla		Lucky Friday
	2008	2007	2008	2007
Interest-bearing cash	1%	—%	1%	—%
Equity securities	34%	37%	36%	37%
Debt securities	46%	35%	45%	35%
Real estate	14%	12%	15%	12%
Absolute return	—%	11%	—%	11%
Precious metals and other natural resources	5%	5%	3%	5%
Total	100%	100%	100%	100%

          Precious metals and other natural resources include our common stock in the amounts of $1.4 million and $4.4 million at December 31, 2008 and September 30, 2007, the measurement dates of the plan, respectively. These investments represent approximately 2.3% and 5.3% of the total combined assets of these plans at December 31, 2008 and September 30, 2007, respectively.

          Our target asset allocations are currently set in the ranges that follow:

Equity	19-31%
Fixed income	29-43%
Real estate	12-18%
Absolute return	12-18%
Precious metals and other natural resources	8-12%

          Investment objectives are established for each of the asset categories included in the pension plan with comparisons of performance against appropriate benchmarks. Our policy calls for each portion of the investments to be supervised by a qualified investment manager. The investment managers are monitored on an ongoing basis by our outside consultant, with formal reporting to us and the consultant performed each quarter.

          The future benefit payments, which reflect expected future service as appropriate, are estimates of what will be paid in the following years (in thousands):

Year Ending December 31,	Hecla Plan	Lucky Friday Plan	OPEB Plans
2009	$2,683	$913	$93
2010	2,695	967	100
2011	2,689	1,023	111
2012	2,698	1,049	147
2013	2,735	1,045	206
Years 2014-2018	15,231	5,116	2,494

          We do not expect to contribute to the pension plans during the next year.

          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $28.5 million, $29.4 million and $12.5 million, respectively, as of December 31, 2008, and $5.6 million, $4.7 million and zero, respectively, as of December 31, 2007.

          For the pension plans and other benefit plans, the following amounts are included in accumulated other comprehensive income on our balance sheet as of December 31, 2008, that have not yet been recognized as components of net periodic benefit cost (in thousands):

	Pension Benefits	Other Benefits
Net actuarial (gain) loss	$18,145	$(590)
Prior-service cost	3,508	(128)

          For the pension plans and other benefit plans, the following amounts are estimated to be recognized as components of net periodic benefit cost during 2009 (in thousands):

	Pension Benefits	Other Benefits
Net actuarial (gain) loss	$1,232	$(43)
Prior-service cost	602	(3)

          During 2009, we do not expect to have any of the plans’ assets returned.

          As a result of applying the measurement date provisions of FASB statement 158 (Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans) we adjusted the pension plan assets in the first quarter of 2008 to reflect a measurement date of December 31, 2007. The effect of changing the measurement date from September 30, 2007 to December 31, 2007 resulted in an increase to our pension asset of $0.5 million a reduction of retained earnings of $0.4 million and a reduction of other comprehensive income of $0.1 million.

          As a part of our acquisition of the remaining 70.3% of the Greens Creek Joint Venture (see Note 19), we amended our pension plan to include certain employees of the Joint Venture. As a result, the pension plan was re-measured as of March 31, 2008. Due to changes in the market value of securities held by the plan, its assets were reduced by approximately $3.0 million. At the same time, the projected benefit obligation increased by approximately $2.1 million as a result of adding the Greens Creek employees. Of the $5.1 million reduction in the funded status of the plan, $3.0 million was charged to other comprehensive income and $2.1 was charged to the purchase price allocation of the remaining interest in the Joint Venture. In addition, as part of our acquisition of the remaining 70.3% of the Greens Creek Joint Venture, we established another post-employment benefit plan. This plan has a liability balance on our balance sheet of $8.9 million as of December 31, 2008.

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

          During 2008, 2007 and 2006, participants accumulated 1,463, 1,988 and 3,162 common stock units, respectively, into their stock accounts. In 2008, 2007 and 2006, 1,545, 3,163 and 4,128 common stock units were distributed to participants in the form of common shares. Prior to the fourth quarter of 2006, participants were allowed to purchase discounted stock options. During 2006 and 2005, participants purchased approximately 40,137 and 472,614 discounted stock options, respectively, under the plan. During 2008, 2007 and 2006, zero, 25,130 and 207,655, respectively, of those options were exercised. During 2008, no discounted stock options reverted back to the plan upon employee termination.

          In the fourth quarter of 2006, we modified 837,261 discounted stock options previously purchased by participants in our deferred compensation plan pursuant to changes in the Internal Revenue Service requirements relating to employee deferred compensation arrangements. As a result, the options were converted to stock equivalent units that will be settled in the employees’ investment accounts. Modification of the options resulted in a charge to compensation expense totaling $1.3 million, a charge to additional paid-in capital for expense previously recognized totaling $1.7 million, and a liability of $3.0 million for the fair value of stock equivalent units then outstanding. The stock units were valued using the Black-Scholes model. At December 31, 2008, 228,400 units remained unexercised with a value of $0.01 million.

          As of December 31, 2008 and 2007, the deferred compensation plan, together with matching amounts and accumulated interest, amounted to approximately $1.0 million and $4.7 million, respectively.

          During 2008, the Board of Directors approved the grant of 197,810 restricted common stock units, 15,221 of which reverted back to the plan due to employee termination. A total of 181,310 of the stock units will vest in May 2009, and will be distributable based upon predetermined dates as elected by the participants. The remaining stock units will vest in 2009 and 2010.

          During 2007, the Board of Directors approved the grant of 125,400 restricted common stock units, 2,000 of which reverted back to the plan due to employee termination. A total of 117,850 of the stock units vested in May 2008, and were distributable based upon predetermined dates as elected by the participants.

          During 2006, the Board of Directors approved the grant of 155,600 restricted common stock units, none of which reverted back to the plan due to employee termination. A total of 115,600 of the stock units vested in May 2007, and were distributable based upon predetermined dates as elected by the participants.

Capital Accumulation Plans

          In April we amended our employees’ Capital Accumulation Plan, which is now available to all U.S. salaried and certain hourly employees immediately upon employment. Employees may contribute from 2% to 50% of their annual compensation to the plan. We make a matching contribution of 100% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our matching contribution was approximately $1.5 million in 2008.

          During 2007 our Capital Accumulation Plan was available to all U.S. salaried and certain hourly employees after completion of two months of service. Employees were able to contribute from 2% to 15% of their annual compensation to the plan. We made a matching contribution of 25% of an employee’s contribution up to, but not exceeding, 6% of the employee’s earnings. Our matching contribution was approximately $0.1 million each in 2007 and 2006. In February 2008, our Board of Directors authorized additional profit-sharing contributions of $0.4 million to the participants of the plan.

          We also maintain an employees’ 401(k) plan, which is available to all hourly employees at the Lucky Friday unit after completion of six months of service. Employees may contribute from 2% to 50% of their compensation to the plan. We make a matching contribution of 35% of an employee’s contribution up to, but not exceeding, 5% of the employee’s earnings. Our contribution was approximately $154,000 in 2008, $139,000 in 2007 and $79,000 in 2006.

Note 10: Shareholders’ Equity

Common Stock

          We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 180,461,391 shares of common stock were outstanding as of December 31, 2008. All of our currently outstanding shares of common stock are listed on the New York Stock Exchange under the symbol “HL”.

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

          Registration Statements

          In September of 2007, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission. This registration statement has allowed the Company to offer and sell from time to time, in one or more offerings, shares of common stock, preferred stock, warrants and debt securities. Hecla has used the net proceeds of all securities sold for general corporate purposes and debt service. In December 2007, our 6.5% Mandatory Convertible Preferred Stock was sold pursuant to this registration statement.

          Pursuant to this registration statement, on September 12, 2008, we completed an underwritten public sale of 31 million shares of our common stock for $5 per share, resulting in net proceeds of approximately $147 million after deducting related fees, expenses and underwriting discounts and commissions. On September 23, 2008, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of an additional 3.4 million shares for $5 per share, for additional net proceeds of approximately $16 million. The combined net proceeds of $163.6 million were applied to our bridge debt facility, resulting in a $162.9 million reduction to the bridge facility principal balance, with the remaining $0.9 million being paid in interest (see Note 7 for further discussion of our debt facility).

          Also pursuant to our Form S-3 registration statement and base prospectus, on December 11, 2008, we entered into a definitive agreement to sell securities to selected institutional investors for aggregate proceeds of $21 million. The offering closed in December 2008. The securities in the sale included:

•	Approximately 10.24 million shares of our common stock.

•

Series 1 warrants to purchase up to approximately 7.68 million shares of our common stock at an exercise price of $2.45 per share, expiring in five years. The Series 1 warrants are not exercisable until June 9, 2009.

•	Series 2 warrants to purchase up to 7.68 million shares of our common stock at an exercise price of $2.35 per share expiring on February 28, 2009.

          The sale units, including common stock and warrants, were priced at $2.05 per share, resulting in gross proceeds of $21 million. Net proceeds were approximately $19.8 million after related placement costs. In arriving at the relative values of the common stock and warrants, we used the Black-Scholes option pricing model with a risk-free interest rate of 1.55% for Series 1 and 0.11% for Series 2, current stock price at closing on the date before issuance of $1.64, volatility of 162% for Series 1 and 44% for Series 2, dividend yield of 0%, and terms equal to the terms of the warrants. The relative values of our stock and warrants, in thousands, were:

	Shares	Value

Common Stock	10,243,902	$13,859

Series 1 warrants to purchase Common Stock	7,682,927	5,335

Series 2 warrants to purchase Common Stock	7,682,927	620

Total		$19,814

          In addition, we granted the agent approximately 460,000 of the Series 1 warrants described above, but at an exercise price of $2.56 per share. Using the Black-Scholes option pricing model, we valued the warrants at $0.4 million, which is included in placement costs.

          On February 4, 2009, we entered into an underwriting agreement to sell 32 million units for proceeds of approximately $65.6 million, pursuant to our Form S-3 registration statement and base prospectus. On February 6, 2009, the underwriters exercised their over-allotment option, resulting in the sale of an additional 4.8 million units for proceeds of approximately $9.8 million. Each unit consists of one share of our Common Stock and one-half common share purchase warrant. See Note 21 for more information on the offering.

          In December 2005, we filed a registration statement with the SEC to issue up to $175.0 million of common stock and warrants in connection with business combinations and/or acquisition activities. This registration statement was also declared effective by the SEC. We issued 6.9 million shares of our common stock in November 2008 pursuant to this registration statement in our acquisition of substantially all of the assets of Independence Lead Mines (see Note 19 for more information on the acquisition).

Preferred Stock

          Our Charter authorizes us to issue 5,000,000 shares of preferred stock, par value $0.25 per share. The preferred stock is issuable in series with such voting rights, if any, designations, powers, preferences and other rights and such qualifications, limitations and restrictions as may be determined by our Board of Directors. The Board may fix the number of shares constituting each series and increase or decrease the number of shares of any series. As of December 31, 2008, 2,170,316 shares were outstanding. As of December 31, 2008, there were 157,816 shares of Series B Cumulative Convertible Preferred Stock outstanding. All of the shares of our Series B Preferred Stock are listed on the New York Stock Exchange under the symbol “HL PB.” In December of 2007, we sold 2,012,500 shares of 6.5% Mandatory Convertible Preferred Stock for proceeds of $194.9 million, net of $6.4 million in related costs. Shares of our Mandatory Convertible Preferred Stock are

listed on the New York Stock Exchange under the symbol “HL PrC.” A new Series of 12% Convertible Preferred Stock was established in connection with the Fourth Amendment to our Amended and Restated Credit Agreement in February 2009. See Note 21 for more information on our 12% Convertible Preferred Stock.

          Ranking

          The Series B and Mandatory Convertible preferred stock series rank (and the new 12% Convertible Preferred Stock will rank) on parity with respect to each other, and rank senior to our common stock and any shares of Series A preferred shares with respect to payment of dividends, and amounts upon liquidation, dissolution or winding up.

          While any shares of Series B, Mandatory Convertible, or 12% Convertible preferred stock are outstanding, we may not authorize the creation or issue of any class or series of stock that ranks senior to the Series B, Mandatory Convertible, and 12% Convertible preferred stock as to dividends or upon liquidation, dissolution or winding up without the consent of the holders of 66 2/3% of the outstanding shares of Series B, Mandatory Convertible, and 12% Convertible preferred stock and any other series of preferred stock ranking on a parity with respect to the Series B, Mandatory Convertible or 12% Convertible preferred stock as to dividends and upon liquidation, dissolution or winding up, voting as a single class without regard to series.

          Dividends

          Series B preferred stockholders are entitled to receive, when, as and if declared by the Board of Directors out of our assets legally available therefore, cumulative cash dividends at the rate per annum of $3.50 per share of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable quarterly in arrears on October 1, January 1, April 1 and July 1 of each year (and, in the case of any undeclared and unpaid dividends, at such additional times and for such interim periods, if any, as determined by the Board of Directors), at such annual rate. Dividends are cumulative from the date of the original issuance of the Series B Preferred Stock, whether or not in any dividend period or periods we have assets legally available for the payment of such dividends. Accumulations of dividends on shares of Series B Preferred Stock do not bear interest. We have declared and paid our regular quarterly dividend of $0.875 per share on the outstanding Preferred B shares through the third quarter of 2008. Aggregate cash dividends declared and paid on our Series B Preferred shares in 2008 totaled $0.4 million, or $2.62 per share.

          Dividends on our Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as, and if declared by our board of directors, at an annual rate of 6.5% per share on the liquidation preference of $100 per share cash, common stock, or a combination thereof, on January 1, April 1, July 1, and October 1 of each year to, and including, January 1, 2011. We have declared and paid our quarterly dividends on the Mandatory Convertible Preferred Stock through the third quarter of 2008. On August 29, 2008 the Board of Directors declared that the regular quarterly dividend on the outstanding 6.5% Mandatory Convertible Preferred Stock in the amount of $1.625 per share would be paid in Common Stock of Hecla, for a total amount of approximately $3.27 million in Hecla Common Stock (with cash for fractional shares). The value of the shares of Common Stock issued as dividends was calculated at 97% of the average of the closing prices of Hecla’s Common Stock over the five consecutive trading day period ending on the second trading day immediately preceding the dividend payment date. Aggregate cash dividends declared and paid on our Mandatory Convertible Preferred shares in 2008 totaled $7.0 million, or $3.48 per share.

          On December 5, 2008 the board of directors announced that in the interest of cash conservation quarterly payment of dividends to the holders of both the Hecla Series B Cumulative Convertible Preferred Stock and the Mandatory Convertible Preferred Stock would be deferred. Hecla’s common stock is currently below the minimum price needed ($3.395 per share) to pay the Mandatory Convertible Preferred Stock dividend in common stock without incurring an additional cash outlay. As of December 31, 2008, we had accumulated dividends in arrears of approximately $0.1 million, or $0.87 per share, on our Series B Preferred shares and approximately $3.3 million, or $1.63 per share, on our Mandatory Convertible Preferred shares.

          Redemption

          The Series B Preferred Stock is redeemable at our option, in whole or in part, at $50 per share, plus, in each case, all dividends undeclared and unpaid on the Series B Preferred Stock up to the date fixed for redemption, upon giving notice as provided below. The Mandatory Convertible Preferred Stock is not redeemable.

          Liquidation Preference

          The Series B preferred stockholders are entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $50 per share of Series B preferred stock plus an amount per share equal to all dividends undeclared and unpaid thereon to the date of final distribution to such holders (the “Liquidation Preference”), and no more. Until the Series B preferred stockholders have been paid the Liquidation Preference in full, no payment will be made to any holder of Junior Stock upon our liquidation, dissolution or winding up. The term “Junior Stock” means our common stock and any other class of our capital stock issued and outstanding that ranks junior as to the payment of dividends or amounts payable upon liquidation, dissolution and winding up to the Series B preferred stock. As of December 31, 2008 and 2007, our Series B preferred stock had a liquidation preference of $8.0 million and $7.9 million, respectively.

          In the event of our voluntary or involuntary liquidation, winding-up or dissolution, each holder of the Mandatory Convertible Preferred Stock will be entitled to receive a liquidation preference in the amount of $100 per share of the mandatory convertible preferred stock, plus an amount equal to accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution. The amounts payable with respect to the liquidation preference are to be paid out of our assets available for distribution to our shareholders, after satisfaction of liabilities to our creditors and distributions to holders of senior stock, and before any payment or distribution is made to holders of Junior Stock (including our common stock). If, upon our voluntary or involuntary liquidation, winding-up or dissolution, the amounts payable with respect to the liquidation preference, plus an amount equal to accumulated and unpaid dividends of the Mandatory Convertible Preferred Stock and all parity stock, are not paid in full, the holders of the Mandatory Convertible Preferred Stock and the parity stock will share equally and ratably in any distribution of our assets. The distribution of our assets will be shared in proportion to the liquidation preference and an amount equal to accumulated and unpaid dividends to which they are entitled. After payment of the full amount of the liquidation preference and an amount equal to accumulated and unpaid dividends to which they are entitled, the holders of the Mandatory Convertible Preferred Stock will have no right or claim to any of our remaining assets. As of December 31, 2008 and 2007, our Mandatory Convertible Preferred Stock had a liquidation preference of $204.5 million and $201.7 million, respectively.

          Voting Rights

          Except in certain circumstances and as otherwise from time to time required by applicable law, the Series B and Mandatory Convertible preferred stockholders have no voting rights and their consent is not required for taking any corporate action. When and if the Series B preferred stockholders are entitled to vote, each holder will be entitled to one vote per share. When and if the Mandatory Convertible preferred shareholders are entitled to vote, the number of votes that each share of the Mandatory Convertible Preferred Stock shall have shall be in proportion to the liquidation preference of such share.

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

          Each share of our Mandatory Convertible Preferred Stock will automatically convert on January 1, 2011, into between 8.4502 and 10.3093 shares of our common stock, representing a minimum of 17,006,028 common shares and a maximum of 20,747,467 common shares that can be issued, subject to anti-dilution adjustments. At any time prior to January 1, 2011, holders may elect to convert each share of our Mandatory Convertible Preferred Stock into shares of common stock at the minimum conversion rate of 8.4502, subject to anti-dilution adjustments. In the event of a cash acquisition of us, under certain circumstances the conversion rate will be adjusted during the cash acquisition conversion period. The effective provisional conversion rate as of December 31, 2008 was 10.3093 shares of common stock per one share of Mandatory Convertible Preferred Stock.

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

          Stock-based compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 were approximately $4.0 million, or $0.03 per basic and diluted share, $3.4 million, or $0.03 per basic and diluted share, and $2.5 million, or $0.02 per basic and diluted share, respectively. Over the next twelve months, we expect to recognize approximately $0.5 million in additional compensation expense as the remaining options and units vest as required by SFAS No. 123(R).

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

          Deferred Compensation Plan

          We maintain a deferred compensation plan that allows eligible officers and key employees to defer a portion or all of their compensation. Deferred amounts may be allocated to either an investment account, which is similar to cash, or to a stock account. Until the fourth quarter of 2006, amounts in participants’ investment accounts could be used to purchase discounted stock options; however, most options were modified to cash-settled stock equivalent units in the fourth quarter of 2006, and investment account balances may no longer be applied to the purchase of discounted stock options. However, funds may still be applied to the purchase of stock units. For further information see Note 9 of Notes to Consolidated Financial Statements.

          Directors’ Stock Plan

          In 1995, we adopted the Hecla Mining Company Stock Plan for Nonemployee Directors (the “Directors’ Stock Plan”), which may be terminated by our Board of Directors at any time. Each nonemployee director is to be credited on May 30 of each year with that number of shares determined by dividing $24,000 by the average closing price for our common stock on the New York Stock Exchange for the prior calendar year. All credited shares are held in trust for the benefit of each director until delivered to the director. Delivery of the shares from the trust occurs upon the earliest of: (1) death or disability; (2) retirement; (3) a cessation of the director’s service for any other reason; or (4) a change in control. The shares of our common stock credited to non-employee directors pursuant to the Directors’ Stock Plan may not be sold until at least six months following the date they are delivered. A maximum of one million shares of common stock may be granted pursuant to the Directors’ Stock Plan. During 2008, 2007 and 2006, respectively, 19,488, 29,561 and 36,949 shares were credited to the nonemployee directors. During 2008, 2007 and 2006, $176,000, $250,000 and $191,000, respectively, were charged to operations associated with the Directors’ Stock Plan. At December 31, 2008, there were 742,454 shares available for grant in the future under the plan.

          Status of Stock Options

          The fair value of the options granted during the years ended December 31, 2008, 2007, and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

	2008	2007	2006
Weighted average fair value of options granted	$3.72	$3.11	$2.35
Expected stock price volatility	51.00%	45.00%	51.42%
Risk-free interest rate	2.58%	4.61%	4.92%
Expected life of options	3.1 years	3.1 years	2.6 years

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

          During 2008, 2007 and 2006, respectively, options to acquire 542,560, 584,500 and 721,638 shares were granted to our officers and key employees. Of the options granted in 2008 and 2007, 509,560 and 559,500, respectively, were granted without vesting requirements. Of the options granted in 2006, 621,500 were granted without vesting requirements and 40,137 were modified to stock equivalent units to be settled in cash (see discussion below). The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 before applicable income taxes was zero, based on our closing stock price of $2.80 per common share at December 31, 2008. The majority of options outstanding were fully vested at December 31, 2008. 16,500 of the 33,000 options issued with vesting requirements during 2008 vested prior to December 31, 2008. The remaining 16,500 unvested options at December 31, 2008 will vest in 2009 if the participant’s requisite service period is met.

          During 2008, 2007 and 2006, respectively, 22,082, 29,500 and 808,703 options to acquire shares expired under the 1995 plan, and such options became available for re-grant under the 1995 plan. At December 31, 2008, 2007 and 2006, respectively, there were 735,837, 3,922,253 and 4,603,243 shares available for future grant under the 1995 plan.

          In the fourth quarter of 2006, we modified 837,261 discounted stock options purchased by participants in our deferred compensation plan pursuant to reflect changes in the Internal Revenue Service requirements relating to employee deferred compensation arrangements. As a result, the 837,261 options were converted to stock equivalent units that will be settled in the employees’ investment accounts and, accordingly, are now classified as liabilities and marked to market each reporting period until exercise. On November 6, 2006 — the date of modification — we recorded a liability of $3.0 million and additional compensation expense of $1.3 million. At December 31, 2008 the fair value of the liability was zero.

          Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,133,500	$6.60
Granted	542,560	$9.87
Exercised	(17,500)	$7.86
Expired	(161,381)	$8.92
Outstanding, December 31, 2008	1,497,179	$7.52

          Of the outstanding shares above, 1,480,679 were exercisable at December 31, 2008. The weighted average remaining contractual term of options outstanding and exercisable at December 31, 2008 was three years.

          The aggregate intrinsic values of options exercised during the years ended December 31, 2008, 2007, and 2006 were $0.1 million, $6.1 million and $2.6 million, respectively. We received cash proceeds of $0.1million for options exercised in 2008, $8.8 million for options exercised in 2007, and $3.9 million for options exercised in 2006.

          Restricted Stock Units

          Unvested restricted stock units, for which the board of directors has approved grants to employees, are summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested, January 1, 2007	142,800	$8.37
Granted	197,810	$9.51
Expired	(15,221)	$9.86
Deferred by recipients	(28,896)	$7.14
Distributed	(142,800)	$8.37
Unvested, December 31, 2008	153,693	$9.92

          Of the 153,693 units unvested at December 31, 2008, all except 16,500 will vest in September of 2009. Remaining units will be distributable based on predetermined dates as elected by the participants, unless participants forfeit their units through termination in advance of vesting. We have recognized approximately $1.2 million in compensation expense since grant date, and will record an additional $0.4 million in compensation expense over the remaining vesting period related to these units.

          Approximately 142,800stock units vested in May 2008 and were distributed or deferred as elected by the recipients under the provisions of the deferred compensation plan. We recognized approximately $0.3 million in compensation expense related to these units in 2008. For these units, under the terms of the plan and upon vesting, management authorized a net settlement of distributable shares to employees after consideration of individual employees’ tax withholding obligations, at the election of each employee. In May 2007, we repurchased 24,042 shares for $0.2 million, or approximately $8.67 per share.

Note 11: Derivative Instruments

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At December 31, 2008, we had no outstanding forward sales contracts, commodity put and call options contracts or other commodity hedging positions.

          We periodically use derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to $103.3 million of $121.7 million of the term facility balance at December 31, 2008 was effectively fixed at a rate of 9.38% until maturity on March 31, 2011, in accordance with the amortization schedule of the amended and restated credit agreement date April 16, 2008. As a result of an agreement with the bank syndicate to move the $18.3 million principal payment originally scheduled for December 31,

2008 to February 13, 2009, the terms of the interest rate swap agreement and the notes that the swap agreement pertains to do not match with respect to the maturity date of the $18.3 million payment, with the hedge being slightly ineffective as a result. We realized a $0.5 million hedging loss in 2008 related to the ineffective portion of the swap. At December 31, 2008, the fair value of the swap totaled a liability of $2.5 million, with an accumulated unrealized loss of $2.0 million as a result of changes in fair value of the swap. We estimate that $0.9 million of the net unrealized loss will be reclassified to interest expense within the next twelve months. The interest rate swap is designated as a cash flow hedge. The fair value of the swap is calculated using the discounted cash flow method based on market observable inputs. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 1 - Q. Risk Management Contracts for more information. At inception and on an ongoing basis, we perform an effectiveness test using the hypothetical derivative method, and the swap was determined to be approximately 98% effective at December 31, 2008. The unrealized loss is included in accumulated other comprehensive income in our consolidated balance sheet and the realized loss is included in interest expense in our consolidated statement of operations, with the fair value payable included in other non-current liabilities in our consolidated balance sheet.

          On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. As a result of the amendment, the original hedging relationship was de-designated, and a new hedging relationship was designated. A retrospective hedge effectiveness test was performed on the original hedging relationship at the date of de-designation, and the original hedging relationship was determined to be ineffective. Consequently, the change in fair value of the swap of $0.2 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement. The amount of unrealized loss included in accumulated other comprehensive income relating to the original hedge will be recognized in the income statement when the hedged interest payments occur. See Note 21 of Notes to Consolidated Financial Statements for further discussion of the amendment.

Note 12: Business Segments

          We discover, acquire, develop, produce, and market silver, gold, lead and zinc. Our products consist of both metal concentrates, which we sell to custom smelters, and unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders. We are currently organized and managed by three segments, which represent our operating units and various exploration targets: the Greens Creek unit, the Lucky Friday unit, and the San Sebastian unit and various exploration activities in Mexico.

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, with the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations and Cash Flows for all periods presented (see Note 13. Discontinued Operations). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela as of and for the year ended December 31, 2008, and have restated the corresponding information for all periods presented.

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine for $700 million in cash and 4,365,000 million shares of our common stock, resulting in 100% ownership of Greens Creek by our various wholly owned subsidiaries. Accordingly, the information on our segments presented below reflects our 100% ownership of Greens Creek as of the April 16, 2008 acquisition date, and our previous 29.7% ownership interest prior to that date. See Note 19 for more information on the acquisition.

          General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.” Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

          Sales of metal concentrates and metal products are made principally to custom smelters and metals traders. The percentage of sales from continuing operations contributed by each segment is reflected in the following table:

	Year Ended December 31,
	2008	2007	2006
Greens Creek	67.9%	47.3%	56.5%
Lucky Friday	32.1%	52.7%	42.8%
San Sebastian	—	—%	0.7%
	100%	100%	100%

          The tables below present information about reportable segments as of and for the years ended December 31 (in thousands).

	2008	2007	2006
Net sales from continuing operations to unaffiliated customers:
Greens Creek	$130,760	$72,726	$69,208
Lucky Friday	61,895	80,976	52,422
San Sebastian	—	—	955
	$192,655	$153,702	$122,585
Income (loss) from operations:
Greens Creek	$(2,489)	$35,212	$35,919
Lucky Friday	14,636	39,451	20,886
San Sebastian	(6,367)	(9,338)	(3,783)
Other	(31,139)	(12,284)	(37,271)
	$(25,359)	$53,041	$15,751
Capital additions (including non-cash additions):
Greens Creek	$721,387	$9,147	$7,785
Lucky Friday	58,698	24,778	9,409
San Sebastian	39	148	57
Discontinued operations	—	7,236	10,429
Other	12,821	843	177
	$792,945	$42,152	$27,857
Depreciation, depletion and amortization from continuing operations:
Greens Creek	$30,022	$8,440	$8,192
Lucky Friday	5,185	3,893	3,565
San Sebastian	—	45	310
Other	—	244	661
	$35,207	$12,622	$12,728
Other significant non-cash items from continuing operations:
Greens Creek	$1,194	$170	$170
Lucky Friday	18	18	20
San Sebastian	22	51	(4,334)
Other	10,238	(19,253)	(45,648)
	$11,472	$(19,014)	$(49,792)
Identifiable assets:
Greens Creek	$800,030	$70,671	$71,560
Lucky Friday	103,748	58,350	33,118
San Sebastian	3,891	5,041	4,558
Discontinued operations	—	83,131	105,912
Other	81,122	433,544	131,121
	$988,791	$650,737	$346,269

          The following is sales information by geographic area, based on the location of concentrate shipments and location of parent company for sales from continuing operations to metal traders, for the years ended December 31 (in thousands):

	2008	2007	2006
United States	$13,779	$3,789	$2,806
Canada	99,007	101,366	63,196
Mexico	15,684	122	4,793
Japan	21,590	20,491	25,074
Korea	32,106	18,224	22,674
China	10,489	9,710	4,042
	$192,655	$153,702	$122,585

          The following are our long-lived assets by geographic area as of December 31 (in thousands):

	2008	2007	2006
United States	$848,930	$92,028	$71,580
Venezuela	—	37,063	51,291
Mexico	3,183	3,217	3,115
	$852,113	$132,308	$125,986

          Sales from continuing operations to significant metals customers as a percentage of total sales were as follows for the years ended December 31:

	2008	2007	2006
Teck Cominco Ltd.	51.4%	65.9%	51.6%
Korea Zinc	16.7%	11.7%	14.6%
Dowa/Sumitomo	5.6%	5.8%	12.3%

          The proportion of sales from continuing operations to Teck Cominco Ltd. represents shipments of concentrates from our Lucky Friday and Greens Creek units to their smelter in British Columbia, Canada. As presented in the table above, sales to this customer have represented a large portion of our overall sales. If our ability to sell concentrates to the Teck Cominco smelter becomes unavailable to us due to disruptions or closure of their operations or other factors, it is possible that our operations and financial results could be adversely affected.

Note 13: Discontinued Operations

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries which together owned our business and operations in Venezuela, the “La Camorra unit.” On June 19, 2008, we announced that we had entered into an agreement to sell 100% of the shares of El Callao and Drake-Bering to Rusoro for $20 million in cash and 3,595,781 shares of Rusoro common stock. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations have been reported in discontinued operations for all periods presented.

          The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year ended December 31,
	2008	2007	2006
Sales of products	$23,855	$68,920	$96,310
Cost of sales and other direct production costs	(21,656)	(52,212)	(53,235)
Depreciation, depletion and amortization	(4,785)	(14,557)	(27,039)
Exploration expense	(1,167)	(3,885)	(5,558)
Other operating income (expense)	(44)	(1,175)	633
Gain on disposition of properties, plants, equipment and mineral interests	—	—	106
Provision for closed operations	(502)	(1,347)	(40)
Interest income	212	672	399
Foreign exchange loss	(13,308)	(12,003)	(4,851)
Income tax benefit (provision)	—	627	(2,391)
(Loss) income from discontinued operations	$(17,395)	$(14,960)	$4,334

Note 14: Fair Value Measurement

          Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities without a material effect on our results of operations and financial position. The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we are currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on our results of operations and financial position.

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

          The table below sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance at December 31, 2008	Input Hierarchy Level

Assets:
Cash and cash equivalents	$36,470	Level 1
Trade accounts receivable	8,314	Level 2
Current restricted cash	2,107	Level 1
Non-current investments	3,118	Level 1
Non-current restricted cash	13,133	Level 1

Liabilities:
Interest rate swap	2,481	Level 2

          The provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” also became effective for us on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The provisions of SFAS No. 159 have not had a material effect on our financial position or results of operations as of and for the year ended December 31, 2008, as we have not elected an option to value any assets or liabilities at fair value pursuant to SFAS No. 159.

Note 15: Income (Loss) per Common Share

          We calculate basic earnings per share on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the basis of the weighted average number of common shares outstanding during the period plus the effect of potential dilutive common shares during the period using the treasury stock method.

          Potential dilutive common shares include outstanding stock options, restricted stock awards, stock units, warrants and convertible preferred stock for periods in which we have reported net income. For periods in which we reported net losses, potential dilutive common shares are excluded, as their conversion and exercise would be anti-dilutive.

          A total of 2,170,316 shares of preferred stock were outstanding at December 31, 2008, of which 2,012,500 shares are convertible to common stock at the minimum rate of 8.4502 until January 1, 2011.

          The following table represents net earnings per common share – basic and diluted (in thousands, except earnings per share):

	Year ended December 31,
	2008	2007	2006
Numerator
Income (loss) from continuing operations	$(37,173)	$68,157	$64,788
Preferred stock dividends	(13,633)	(1,024)	(552)
Income (loss) from continuing operations applicable to common shares	(50,806)	67,133	64,236
Income (loss) on discontinued operations, net of tax	(17,395)	(14,960)	4,334
Loss on sale of discontinued operations, net of tax	(11,995)	—	—
Net income (loss) applicable to common shares for basic and diluted earnings per share	$(80,196)	$52,173	$68,570

Denominator
Basic weighted average common shares	141,272	120,420	119,255
Dilutive stock options and restricted stock	—	651	447
Diluted weighted average common shares	141,272	121,071	119,702

Basic earnings per common share
Income (loss) from continuing operations	$(0.36)	$0.56	$0.54
Income (loss) from discontinued operations	(0.12)	(0.13)	0.03
Loss on sale of discontinued operations	(0.09)	—	—
Net income (loss) applicable to common shares	$(0.57)	$0.43	$0.57

Diluted earnings per common share
Income (loss) from continuing operations	$(0.36)	$0.56	$0.54
Income (loss) from discontinued operations	(0.12)	(0.13)	0.03
Loss on sale of discontinued operations	(0.09)	—	—
Net income (loss) applicable to common shares	$(0.57)	$0.43	$0.57

          For the years ended December 31, 2007 and 2006, 138,700 shares and 1,371,981 shares, respectively, for which the exercise price exceeded our stock price have been excluded from our calculation of earnings per share, as their conversion and exercise would have no effect on the calculation of dilutive shares.

          On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock at a price of $2.05 per unit in an underwritten public offering. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units. See Note 21 for more information.

Note 16: Other Comprehensive Income (Loss)

          Due to the availability of U.S. net operating losses and related deferred tax valuation allowances, there is no tax effect associated with any component of other comprehensive income (loss). The following table lists the beginning balance, yearly activity and ending balance of each component of accumulated other comprehensive income (loss) (in thousands):

	Unrealized Gains (Losses) On Securities	Minimum Pension Liability Adjustment	Adjustment For SFAS No. 158	Change in Derivative Contracts	Cumulative Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2006	$21,145	$(1,399)	$—	$—	$—	$19,746
2006 change	(16,197)	1,399	3,952	—	—	(10,846)
Balance December 31, 2006	4,948	—	3,952	—	—	8,900
2007 change	5,235	—	5,074	—	(7,146)	3,163
Balance December 31, 2007	10,183	—	9,026	—	(7,146)	12,063
2008 change	(12,305)	—	(29,959)	(1,967)	7,146	(37,085)
Balance December 31, 2008	$(2,122)	$—	$(20,933)	$(1,967)	$—	$(25,022)

          The $7.1 million change in cumulative translation adjustment in 2008 resulted from the July 2008 sale of our discontinued Venezuelan operations. The 2007 translation adjustment originated from a change in the functional currency for our now-divested Venezuelan operations from the U.S. Dollar to the Bolívar, the currency in Venezuela, implemented on January 1, 2007. The translation adjustment was reclassified from accumulated other comprehensive income to be included in the loss on sale of discontinued operations upon the sale. See Note 13 for more information on our discontinued Venezuelan operations. See Note 2 for more information on our marketable securities, Note 9 for more information on our employee benefit plans, and Note 11 for more information on our derivative contracts.

Note 17: Investment in Greens Creek Joint Venture

          The Greens Creek unit is operated through a joint venture arrangement, of which we own an undivided 100% interest in its assets through our various subsidiaries. On April 16, 2008, we completed the acquisition the equity of the Rio Tinto subsidiaries owning a 70.3% in the Greens Creek Joint Venture. Prior to the acquisition, we owned 29.7% of the Greens Creek Joint Venture. See Note 19 of Notes to Consolidated Financial Statements for further discussion of the acquisition.

          The Greens Creek Joint Venture restated its historical financial statements as a result of the identification of reporting errors in periods prior to January 1, 2007, relating to the calculation of depletion and amortization. The Joint Venture determined that the calculations that had been used in periods prior to January 1, 2007, were not consistent with guidelines established by the Securities Exchange Commission (“SEC”), and, as a result, changed their methodology to calculate depletion and amortization using only historical capitalized costs, applied against remaining proven and probable reserve production estimates, valued using SEC approved pricing methodology. Accordingly, the Joint Venture restated the balance sheet as of December 31, 2007 and 2006, and the statements of operations, cash flows, and changes in venturers’ equity for the years ended December 31, 2006 and 2005. The restatement has not affected the consolidated financial statements of Hecla Mining Company because Hecla’s calculations of depletion and amortization were historically performed independently of those performed by the Joint Venture. The following summarized balance sheets as of December 31, 2007, and the related summarized statements of operations for the years ended December 31, 2007 and 2006, are derived from the audited financial statements of the Greens Creek joint venture and reflect the restatements described above. The financial information below is presented on a 100% basis (in thousands).

Balance Sheet	2007
Assets:
Current assets	$47,365
Properties, plants and equipment, net	149,599
Securities held for reclamation fund	30,012
Total assets	$226,976
Liabilities and equity:
Liabilities	$50,316
Equity	176,660
Total liabilities and equity	$226,976

Summary of Operations	2007	2006
Net revenue	$252,960	$240,747
Operating income	$128,217	$127,499
Net income	$130,214	$129,235

          Our portion of the assets and liabilities of the Greens Creek unit were recorded pursuant to the proportionate consolidation method, whereby 29.7% of the assets and liabilities of the Greens Creek unit were included in our consolidated financial statements prior to our April 16, 2008 acquisition of the remaining 70.3% joint venture interest, subject to adjustments to conform with our accounting policies.

          Our balance sheet as of December 31, 2008 reflects our 100% ownership of the Greens Creek Joint Venture, while our 2008 operating results reflect our 100% ownership of the joint venture since our April 16, 2008 acquisition for the remaining

70.3% interest, and our previous 29.7% ownership portion prior to the acquisition date. We have adjusted various asset and liability balances as of the acquisition date to reflect the purchase price allocation for the acquisition of the 70.3% joint venture interest. See Note 19 for more information on the purchase price allocation. In addition, our 2008 operating results reflect depreciation, depletion and amortization on the allocation of purchase price to the acquired 70.3% portion of property, plant, equipment and mineral interests.

Note 18: Related Party Transactions

          Prior to the acquisition of the remaining 70.3% interest in the Greens Creek Joint Venture (“The Venture”) by our various subsidiaries on April 16, 2008 (discussed further below), payments were made on behalf of the Venture by Kennecott and its affiliates, which were related parties to the Venture, for payroll expenses, employee benefits, insurance premiums and other miscellaneous charges. These charges were reimbursed by the Venture monthly. We were a 29.7% partner in the Venture prior to our acquisition of the remaining 70.3%.

          Prior to the acquisition, under the terms of the Joint Venture Agreement, Kennecott Greens Creek Mining Company (“KGCMC”), as manager of the Venture, received a management fee equal to 4.25% of the first $1 million of total monthly cash operating expenditures (including capital investments) plus 1% of monthly expenditures in excess of $1 million. KGCMC also paid certain direct expenses associated with services provided to the Venture by Kennecott Minerals, Kennecott Utah Copper, Rio Tinto Services and Rio Tinto Procurement, which were related parties. Prior to our acquisition of the remaining 70.3% in the Venture, KGCMC charged the following amounts to the Venture in the years ended December 31, 2008, 2007 and 2006 (on a 100% basis, in thousands):

	Years Ended December 31,
	2008	2007	2006
Management fees	$619	$1,631	$1,388
Direct expenses	1,942	2,433	1,385
Total	$2,561	$4,064	$2,773

          In addition to the charges paid to KGCMC, the Venture contracted with Rio Tinto Marine, a related party, to act as its agent in booking shipping vessels with third parties. Rio Tinto Marine earned a 1.5% commission on shipping charges. Commissions paid totaled approximately $2.3 million for the year ended December 31, 2008, and $0.1 million for each of the years ended December 31, 2007 and 2006, respectively, on a 100% basis.

          Beginning in 2004, the Venture contracted with Rio Tinto Procurement, a related party, to act as its agent in procurement issues. A fixed monthly fee was charged for procurement services, and charges were quoted for other related contracting and cataloging services. Charges paid, on 100% basis, totaled $0.1 million for the year ended December 31, 2008, and $0.2 million for each of the years ended December 31, 2007 and 2006.

          On April 16, 2008, we completed the acquisition of the equity of the Rio Tinto subsidiaries owning the remaining 70.3% interest in the Greens Creek mine. As a result, the related party relationships described above between the Venture and Kennecott and its affiliates will terminated upon closure of the transaction, with the exception of certain transitional services provided by Kennecott and its affiliates on a temporary basis, in accordance with the acquisition agreement. See Note 19 for further discussion of the transaction.

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

Note 19: Acquisitions

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

          The cash portion of the purchase price was partially funded by a $380 million debt facility, which included a $140 million three-year term facility and a $240 million bridge facility, the latter of which was subsequently reduced to a $40 million bridge facility which now matures in February 2009, subject to certain conditions. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and the remaining $20 million for general corporate purposes in September 2008. In September 2008, the Company applied $162.9 million in proceeds from the public issuance of 34.4 million shares of our common stock was applied against the bridge facility principal balance. See Note 7- Long-term Debt and Credit Agreement and Note 21 – Subsequent Events for additional disclosure regarding the status of the Company’s credit agreement.

          The following summarizes the allocation of purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Consideration:
Cash payments	$700,000
Hecla stock issued (4,365,000 shares at $12.23 per share)	53,384
Acquisition related costs	5,074
Total purchase price	$758,458

Fair value of net assets acquired:
Cash	$16,938
Product inventory	28,510
Other current assets	15,597
Property, plants, equipment and mineral interests, net	689,687
Identified intangible	5,995
Deferred tax asset	23,000
Other assets	21,278
Total assets	801,005

Less: Liabilities assumed	42,547

Net assets acquired	$758,458

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

          The $689.7 million fair value for “Property, plants, equipment and mineral interests, net” acquired is comprised of $5.0 million for the asset retirement obligation, $266.7 million for development costs, $67.2 million for plants and equipment, $7.2 million for land, and $343.6 million for value beyond proven and probable reserves. The $343.6 million attributed to value beyond proven and probable reserves consists primarily of exploration potential generally representing the anticipated expansion of the existing mineralized material delineated at the mine. Exploration interests have been defined as specific exploration targets which capture anticipated at or near mine site extensions to known ore bodies. While we have a fair degree of confidence that mineralization exists, as of yet, there is insufficient geological sampling data to classify such material as a reserve or other mineralized material. We perform a reserve study each year and determine the quantity of metals added to proven and probable reserves based on, among other factors, the cutoff value per ton net smelter return. As ore is added to proven and probable reserves, value per ton based on the initial purchase price allocation will be reclassified to development costs each year. After reclassification to development, costs will be depreciated on a units-of-production basis over the life of the proven and probable reserves.

          As noted in the table above, we attributed approximately $6.0 million of the purchase price to an intangible asset. Amortization of the intangible asset is expected to total approximately $1.2 million annually through the year 2012.

          The results of operations of this acquisition have been included in the Consolidated Financial Statements from the date of acquisition. As a result, product and material and supplies inventory balances at December 31, 2008 reflect our 100% share of Greens Creek’s balances, while December 31, 2007 amounts reflect our 29.7% ownership prior to the acquisition. The value of the acquired 70.3% portion of Greens Creek product inventory was based upon its fair market value as of the acquisition date, resulting in increased cost of sales by approximately $16.6 million during the second quarter of 2008. The acquired product inventory was all sold in the second quarter of 2008.

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

	Year ended December 31,
	2008	2007
Sales of products	$231,578	$324,453
Net income (loss) from continuing operations	(26,520)	99,511
Income (loss) applicable to common shareholders	(69,543)	70,446
Basic and diluted income (loss) per common share	(0.50)	0.56

          The pro forma financial information includes adjustments to reflect the depreciation and amortization of assets acquired, an estimate of the interest expense that would have been incurred, and the dividends on the mandatory convertible preferred stock that would have been incurred. Also included in the pro forma amounts for the year ended December 31, 2007 is a nonrecurring adjustment of $16.6 million for the purchase accounting valuation for product inventory.

               Independence Acquisition

          On November 6, 2008, we completed the acquisition of substantially all of the assets of Independence Lead Mines Company (“Independence”), located in northern Idaho’s Silver Valley, for 6,936,884 shares of our common stock, which had an estimated value of $14.2 million based on the closing price of our stock on the acquisition date. Included in the assets acquired is a land position near our Lucky Friday unit in the Silver Valley, in close proximity to where we have initiated a significant generative exploration program. The assets acquired also include mining claims previously held by Independence pertaining to an agreement with us, which includes all future interest or royalty obligation by us to Independence.

               Acquisition of San Juan Silver Mining Joint Venture earn-in rights

          On February 21, 2008, we announced that our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), acquired the right to earn into a 70% interest in the San Juan Silver Joint Venture, which holds an approximately 25-square-mile consolidated land package in the Creede Mining District of Colorado, for a total of 927,716 shares of our common stock, valued at $9.4 million at the time of the transaction. The agreement originally consisted of a three-year buy-in with a total value of $23.2 million, consisting of exploration work and cash. Under the original agreement, Rio could earn up to a 70% joint interest by paying Emerald Mining & Leasing, LLC (“EML”), and Golden 8 Mining, LLC (“G8”), a total of $11.2 million in common stock, by spending $6 million in exploration on the property during the first year, and by committing to an additional total of $6 million in exploration work over the subsequent two years.

          On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of the qualifying expenses to be paid by Rio. Pursuant to the amendment, Rio must now incur $9 million in qualifying expenses on or before the fourth anniversary of the agreement date, and incur $12 million in qualifying expenses on or before the fifth anniversary of the agreement date, extending the payment dates under the original agreement for such qualifying expenses from the second anniversary and the third anniversary of the agreement date, respectively. As a result of the amendment, Rio no longer is required to incur the initial $6 million in qualifying expenses on or before the first anniversary of the agreement date. In addition, the amendment required us to issue to EML and G8 $2 million ($1 million each) in unregistered shares of Hecla common stock in November 2008. The agreement originally required such issuance on or before the first anniversary of the agreement date. The amendment also requires us to guarantee certain indemnification obligations of EML and G8 up to a maximum liability of $2.5 million.

Note 20: Hollister Sale

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

Note 21: Subsequent Events

Credit agreement amendment

          On February 3, 2009, we announced we had entered into the Fourth Amendment to our Amended and Restated Credit Agreement (the “Fourth Amendment”). The Fourth Amendment deferred all of our scheduled principal payments on our term facility in 2009 so that our next scheduled principal payments are $15 million on March 31, 2010 and on the last day of each calendar quarter thereafter until the maturity date of March 31, 2011. On that date, the then remaining $53.7 million principal amount is due and payable. In exchange for this principal payment deferral, we agreed in the Fourth Amendment to (i) pay off our bridge facility with funds from an equity offering of at least $50 million on or before February 12, 2009, (ii) pay an additional fee to our lenders upon effectiveness of the Fourth Amendment, and on each subsequent July 1st and January 1st, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock (discussed further below) equal to 3.75% of the aggregate principal amount of the term facility outstanding on such date until the term facility if paid off in full, (iii) revise our financial covenants, including, without limitation, the addition of a liquidity covenant, and extend certain additional limitations on our covenants until the March 31, 2011 maturity date of the term facility, and (iv) make additional mandatory prepayments of our remaining term facility with 75% of our semi-annual excess cash flow and with proceeds we receive from asset sales and the issuance of additional equity and debt, with limited exceptions. The Fourth Amendment was not effective until certain conditions were met, including the receipt of net proceeds from an equity offering by February 12, 2009 of at least $50 million and payment of our bridge facility. On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for gross proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional gross proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009 (see Underwritten equity offering below for more information).

          Pursuant to the Fourth Amendment, 42,621 shares of 12% Convertible Preferred Stock were issued to the lenders in February 2009. Below is information on the characteristics of the new Series of 12% Convertible Preferred Stock established in connection with the Fourth Amendment to our Amended and Restated Credit Agreement.

          Ranking

          The 12% Convertible Preferred Stock ranks senior to our Common Stock and any shares of Series A preferred stock (“Junior Stock”), and on parity with our Series B and Mandatory Convertible preferred stock.

          Dividends

          Holders of shares of outstanding 12% Convertible Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, cumulative dividends at the rate per annum of 12% per share on the sum of the liquidation preference plus all accrued and unpaid dividends thereon from and including the date of issuance (“Dividend Rate”), payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year. Dividends will be cumulative from the most recent date as to which dividends shall be paid, or if no dividends have been paid, from the date of issuance, whether or not in any dividend period or periods there shall have been funds legally available for payment of such dividends. The Dividend Rate on accrued but unpaid dividends shall be compounded quarterly on January 1, April 1, July 1 and October 1 of each year.

          Redemption

          The 12% Convertible Preferred Stock will be redeemable as follows:

•

All outstanding 12% Convertible Preferred Stock will be redeemed by us on February 10, 2014, at a price equal to the sum of 100% of the liquidation preference plus all accumulated and unpaid dividends thereon, from and including date of issuance.

•	At the option of the shareholder at a price of 101% of the liquidation preference plus all accumulated and unpaid dividends, from and including the date of issuance.

•	At our option, in whole, or, from time to time, in part, out of funds legally available for such purpose, at any time, as follows:

	1.	from the date of issuance through March 31, 2011, at a price equal to 103% of the sum of the liquidation preference plus all accumulated and unpaid dividends, from and including the date of issuance;

	2.	from April 1, 2011 through March 31, 2012, at a price equal to 102% of the sum of the liquidation preference plus all accumulated and unpaid dividends, from and including the date of issuance;

	3.	from April 1, 2012 through March 31, 2013, at a price equal to 101% of the sum of the liquidation preference plus all accumulated and unpaid dividends, from and including the date of issuance; and

	4.	from April 1, 2013 and thereafter, at a price equal to 100% of the sum of the liquidation preference plus all accumulated and unpaid dividends, from and including the date of issuance.

          Liquidation Preference

          The 12% Convertible Preferred shareholders will be entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $100 per share of 12% Convertible Preferred Stock plus an amount per share equal to accumulated and unpaid dividends on the shares to the date fixed at liquidation, winding-up or dissolution, to be paid out of assets available for distribution to our shareholders, after satisfaction of liabilities owed to our creditors and distributions to holders of stock senior to the 12% Convertible Preferred Stock, and before any payment or distribution is made on any Junior Stock, including, without limitation, Common Stock.

          Voting Rights

          Except under specific circumstances as set forth in the Certificate of Designations or as otherwise from time to time required by applicable law, the 12% Convertible Preferred shareholders will have no voting rights and their consent will not be required for taking any corporate action.

          Conversion

          Each share of 12% Convertible Preferred Stock will be convertible, in whole or in part at the option of the holder thereof, at any time after the issuance, into shares of Common Stock at the conversion price of $1.74 per share of Common Stock (equivalent to a conversion rate of 57.47 shares of common stock for each share of 12% Convertible Preferred Stock).

Underwritten offering

      On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock. The units were sold at a price of $2.05 per unit in an underwritten public offering for gross proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional gross proceeds of approximately $9.8 million. The net proceeds from the offering, including the over-allotment option, were approximately $71.3 million. The offering was made pursuant to our existing shelf-registration statement and base prospectus filed with the Securities and Exchange Commission. Each whole warrant will entitle the holder to purchase one share of our Common Stock, exercisable at a price of $2.50 per share for a period of 5 ½ years from the closing date of the sale. The warrant shares are not exercisable for the first six months from the closing date. $40 million of the total proceeds were used for the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009. The remaining proceeds are available for general working capital requirements.

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-K – December 31, 2008
Index to Exhibits

2.1

Stock Purchase Agreement, dated as of February 12, 2008, by and among Kennecott Minerals Holdings Company, Hecla Admiralty Company, and Hecla Mining Company. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 19, 2008 (File No. 1-8491), and incorporated herein by reference. *

2.2

Exploration, Development and Mining Operating Agreement, dated February 21, 2008, by and among Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2008 (File No. 1-8491), and incorporated herein by reference.*

2.3

First Amendment to that certain Exploration, Development and Mine Operating Agreement dated February 21, 2008, between Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. by and among Emerald Mining & Leasing, LLC, EML, Emerald Ranch Limited Liability Company, Brian F. Egolf, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. Filed as exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on October 30, 2008 (Filed No. 1-8491), and incorporated herein by reference.

2.4

Asset Purchase Agreement, dated as of February 13, 2008, by and among Hecla Mining Company, Hecla Merger Company and Independence Lead Mines Company. Filed as exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8491), and incorporated herein by reference. *

2.5

Agreement to Amend the Asset Purchase Agreement by and among Independence Lead Mines Company, Hecla Mining Company and Hecla Merger Company, dated August 12, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2008 (File No. 1-8491), and incorporated herein by reference.

2.6

Stock Purchase Agreement, dated as of June 19, 2008, by and among Rusoro Mining Ltd., Rusoro MH Acquisition Ltd., and Hecla Limited. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2008 (File No. 1-8491), and incorporated herein by reference. *

2.7

Letter agreement by and among Hecla Limited, Rusoro MH Acquisition, Ltd., and Rusoro Mining Ltd. dated June 27, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-8491), and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant as amended to date. **

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1(a)	Form of Series 1 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.1(b)	Form of Series 2 Common Stock Purchase Warrant. Filed as exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

4.1(c)	Form of Series 3 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

4.2(a)	Certificate of Designations of 6.5% Mandatory Convertible Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

4.2(b)

Form of 6.5% Mandatory Convertible Preferred Stock Certificate. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

4.2(c)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.

4.2(d)	Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

4.2(e)	Certificate of Designations, Preferences and Rights of 12% Convertible Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

10.1

Underwriting Agreement, dated September 8, 2008, between Hecla Mining Company and Merrill Lynch, Pierce, Fenner & Smith incorporated and Scotia Capital (USA) Inc., as representatives of the underwriters identified therein. Filed as exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2008 (File No. 1-8491), and incorporated herein by reference.

10.2

Placement Agency Agreement, dated December 10, 2008, by and between Hecla Mining Company and Rodman & Renshaw, LLC. Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

10.3

Stock Purchase Agreement, dated as of February 12, 2008, by and among Kennecott Minerals Holdings Company, Hecla Admiralty Company, and Hecla Mining Company. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 16, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.4

Asset Purchase Agreement, dated as of February 12, 2008, by and among Hecla Mining Company, Hecla Merger Company and Independence Lead Mines Company. Filed as exhibit 2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.5

Agreement to Amend the Asset Purchase Agreement, dated August 12, 2008, by and among Independence Lead Mines Company, Hecla Mining Company and Hecla Merger Company. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.6

Shareholder Agreement, dated as of February 12, 2008 by and among Hecla Merger Company and each of Bernard C. Lannen, Wayne L. Schoonmaker, Gordon Berkhaug, and Robert Bunde. Filed as Exhibit 3 to Independence Lead Mines Company’s Schedule 13D filed by Hecla Mining Company on February 22, 2008 (File No. 005-81828), and incorporated herein by reference.

10.7

Stock Purchase Agreement, dated as of June 19, 2008, by and among Rusoro Mining Ltd., Rusoro MH Acquisition Ltd., and Hecla Limited. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 25, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.8

Letter agreement by and among Hecla Limited, Rusoro MH Acquisition, Ltd., and Rusoro Mining Ltd. dated June 27, 2008. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 3, 2008 (File No. 1-8491), and incorporated herein by reference.

10.9(a)

Amended and Restated Bank Credit Agreement, dated as of April 16, 2008, by and among Hecla Mining Company, various Lenders, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and Scotia Capital as Sole Lead Arranger and Sole Bookrunner. Filed as exhibit 10.1 to

Registrant’s Current Report on Form 8-K filed on April 22, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.9(b)

Guaranty, dated as of April 16, 2008, by Hecla Mining Company. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 22, 2008 (File No. 1-8491), and incorporated herein by reference.

10.9(c)

First Amendment to Amended and Restated Credit Agreement, dated October 16, 2008, by and among Hecla Mining Company, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 16, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.9(d)

Second Amendment to Amended and Restated Credit Agreement, dated December 9, 2008, by and among Hecla Mining Company, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference. *

10.9(e)

Letter Agreement dated December 9, 2008, between Hecla Mining Company and The Bank of Nova Scotia, as the Administrative Agent for the Lenders. Filed as exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

10.9(f)

Third Amendment to Amended and Restated Credit Agreement, dated December 30, 2008. Filed as exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 2, 2009 (File No. 1-8491), and incorporated herein by reference. *

10.9(g)

Fourth Amendment to Amended and Restated Credit Agreement, dated February 3, 2009. Filed as exhibit 10.5 to Registrant’s Current Report on Form 8-K on February 3, 2009 (File No. 1-8491), and incorporated herein by reference. *

10.10

Securities Purchase Agreement, dated as of December 10, 2008 between Hecla Mining Company and the purchasers identified on the signature pages thereto. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 11, 2008 (File No. 1-8491), and incorporated herein by reference.

10.11

Underwriting Agreement, dated February 4, 2009 between Hecla Mining Company and Cannacord Adams Inc. and Canaccord Capital. Filed as exhibit 1.1 to Registrant’s Current Report on Form 8-K filed on February 9, 2009 (File No. 1-8491), and incorporated herein by reference.

10.12

Exploration, Development and Mining Operating Agreement, dated February 21, 2008, by and among Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. Filed as exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on February 26, 2008 (File No. 1-8491), and incorporated herein by reference.*

10.13

First Amendment to that certain Exploration, Development and Mine Operating Agreement dated February 21, 2008, between Emerald Mining & Leasing, LLC, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. by and among Emerald Mining & Leasing, LLC, EML, Emerald Ranch Limited Liability Company, Brian F. Egolf, Golden 8 Mining, LLC, and Rio Grande Silver, Inc. Filed as exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on October 30, 2008 (Filed No. 1-8491), and incorporated herein by reference.

10.14

Employment Agreement dated June 1, 2007, between Registrant and Phillips S. Baker, Jr. (Registrant has substantially identical agreements with each of Messrs. Ronald W. Clayton, Philip C. Wolf, Lewis E. Walde, Michael H. Callahan, Dean W. McDonald, Don Poirier and Ms. Vicki Veltkamp). An identical Employment Agreement was entered into between the Registrant and Don Poirier on July 9, 2007, as well as with James A. Sabala on March 26, 2008. Filed as exhibit

10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.15

Form of Indemnification Agreement dated November 8, 2006, between Registrant and Phillips S. Baker, Jr., Philip C. Wolf, Ronald W. Clayton, Lewis E. Walde, Michael H. Callahan, Dean McDonald, Vicki Veltkamp, Ted Crumley, John H. Bowles, David J. Christensen, George R. Nethercutt, Jr., and Anthony P. Taylor. An identical Indemnification Agreement was entered into between the Registrant and Charles B. Stanley and Terry V. Rogers on May 4, 2007, Don Poirier on July 9, 2007, and James A. Sabala on March 26, 2008. Filed as exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491). (1)

10.16(a)	Hecla Mining Company Executive and Senior Management Long-Term Performance Payment Plan. (1) **

10.16(b)	Hecla Mining Company Performance Pay Compensation Plan incorporated by reference herein to Exhibit 10.5(a) to Registrant’s Form 10-K for the year ended December 31, 2004. (1)

10.16(c)

Hecla Mining Company 1995 Stock Incentive Plan, as amended. Filed as exhibit 10.2(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-8491), and incorporated herein by reference. (1)

10.16(d)

Hecla Mining Company Stock Plan for Nonemployee Directors, as amended. Filed as exhibit 10.4(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-8491), and incorporated herein by reference. (1)

10.16(e)	Hecla Mining Company Key Employee Deferred Compensation Plan, as amended. (1) **

10.16(f)

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

10.17(a)	Hecla Mining Company Retirement Plan for Employees and Supplemental Retirement and Death Benefit Plan. (1) **

10.17(b)

Supplemental Excess Retirement Master Plan Documents. Filed as exhibit 10.5(b) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.17(c)

Hecla Mining Company Nonqualified Plans Master Trust Agreement. Filed as exhibit 10.5(c) to Registrant’s Annual Report on Form 10-K/A-1 for the year ended December 31, 1994 (File No. 1-8491), and incorporated herein by reference. (1)

10.18

Restated Mining Venture Agreement among Kennecott Greens Creek Mining Company, Hecla Mining Company and CSX Alaska Mining Inc. dated May 6, 1994. Filed as exhibit 99.A to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (File No. 1-8491), and incorporated herein by reference.

10.19	Engagement letter between Hecla Mining Company and Alvarez & Marsal North America, LLC, dated December 29, 2008. (1)**

21.	List of subsidiaries of Registrant.**

23.1	Consent of BDO Seidman, LLP.**

23.2	Consent of AMEC E&C Services, Inc.**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1)	Indicates a management contract or compensatory plan or arrangement.

*

The agreements filed or incorporated by reference contain a brief list identifying the contents of all omitted schedules, which schedules Hecla Mining Company agrees to furnish supplementally to the Securities and Exchange Commission upon its request.

**	Filed herewith.