Form 10-Q
period 2009-03-31
HECLA MINING CO/DE/
filed 2009-04-28
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒.   No ☐.

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
          Yes ☐.   No ☐.

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.   No ☒.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding April 27, 2009
Common stock, par value	217,921,372
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended March 31, 2009

I N D E X*

*Certain items are omitted, as they are not applicable.

Item 1.	Financial Statements

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars are in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$62,603	$36,470
Accounts receivable:
Trade	15,487	8,314
Other, net	945	1,100
Inventories	24,954	21,331
Current deferred income taxes	2,481	2,481
Other current assets	4,656	4,154
Total current assets	111,126	73,850
Non-current investments	3,700	3,118
Non-current restricted cash and investments	13,814	13,133
Properties, plants, equipment and mineral interests, net	839,929	852,113
Non-current deferred income taxes	36,071	36,071
Other non-current assets	7,826	10,506
Total assets	$1,012,466	$988,791

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$15,095	$21,850
Accrued payroll and related benefits	9,082	8,475
Accrued taxes	5,735	4,408
Short-term debt	—	40,000
Current portion of long-term debt and capital leases	15,713	8,018
Current portion of accrued reclamation and closure costs	4,159	2,227
Total current liabilities	49,784	84,978
Long-term debt and capital leases	100,436	113,649
Accrued reclamation and closure costs	116,461	119,120
Other noncurrent liabilities	14,686	21,587
Total liabilities	281,367	339,334
Commitments and contingencies (Notes 2, 6 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2009 — $8,167 and 2008 — $8,029	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2009 — $207,790 and 2008 — $204,520	504	504
Common stock, $0.25 par value, 400,000,000 shares authorized; issued 2009 — 218,002,536 shares and issued 2008 — 180,461,371 shares	54,501	45,115
Capital surplus	1,045,419	981,161
Accumulated deficit	(344,387)	(351,700)
Accumulated other comprehensive loss	(24,337)	(25,022)
Less treasury stock, at cost; 81,375 common shares	(640)	(640)
Total shareholders’ equity	731,099	649,457
Total liabilities and shareholders’ equity	$1,012,466	$988,791

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008
Sales of products	$54,721	$37,469

Cost of sales and other direct production costs	29,635	15,904
Depreciation, depletion and amortization	15,218	2,913
	44,853	18,817

Gross profit	9,868	18,652
Other operating expense (income):
General and administrative	4,724	4,893
Exploration	1,028	5,571
Other operating expense	2,291	497
Gain on disposition of property, plants, equipment and mineral interests	(6,230)	—
Termination of employee benefit plan	(8,950)	—
Provision for closed operations and environmental matters	876	660
	(6,261)	11,621

Income from operations	16,129	7,031
Other income (expense):
Interest and other income	211	2,502
Preferred shares issued for debt-related fees	(4,262)	—
Interest expense, net of amount capitalized	(4,681)	(43)
	(8,732)	2,459
Income from continuing operations before income taxes	7,397	9,490
Income tax benefit (provision)	(84)	4,074

Net income from continuing operations	7,313	13,564
Income from discontinued operations, net of tax	—	1,918
Net income	7,313	15,482
Preferred stock dividends	(3,408)	(3,408)

Income applicable to common shareholders	$3,905	$12,074
Comprehensive income (loss):
Net income	$7,313	$15,482
Change in derivative contracts	402	—
Unrealized holding gains on investments	284	4,810
Comprehensive income	$7,999	$20,292
Basic and diluted income per common share after preferred stock dividends:
Income from continuing operations	$0.02	$0.08
Income from discontinued operations	—	0.02
Income per common share	$0.02	$0.10
Weighted average number of common shares outstanding – basic	198,966	122,350
Weighted average number of common shares outstanding – diluted	199,393	122,777

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Operating activities:
Net income	$7,313	$15,482
Income from discontinued operations, net of tax	—	(1,918)
Income from continuing operations	7,313	13,564
Non-cash elements included in net income:
Depreciation, depletion and amortization	15,218	2,913
Gain on disposition of properties, plants and equipment	(6,230)	—
Provision for reclamation and closure costs	238	—
Deferred income taxes	—	(4,873)
Stock compensation	296	283
Preferred shares issued for debt-related fees	4,262	—
Amortization of loan origination fees	2,097	—
Gain on termination of employee benefit plan	(8,950)	—
Other non-cash charges, net	1,007	—
Change in assets and liabilities:
Accounts and notes receivable	(7,018)	4,499
Inventories	(3,623)	(2,159)
Other current and noncurrent assets	(521)	(924)
Accounts payable and accrued liabilities	(6,657)	(1,069)
Accrued payroll and related benefits	933	416
Accrued taxes	1,327	825
Accrued reclamation and closure costs	(7)	(869)
Other non-current liabilities	(141)	(989)
Net cash provided by discontinued operations	—	19
Net cash provided by (used in) operating activities	(456)	11,636
Investing activities:
Additions to properties, plants, equipment and mineral interests	(3,613)	(11,552)
Acquisition of a business	—	(16,340)
Proceeds from disposition of properties, plants and equipment	8,000	—
Increases in restricted cash and investment balances	(681)	(145)
Maturities of short-term investments	—	4,036
Net cash provided by discontinued operations	—	679
Net cash provided by (used in) investing activities	3,706	(23,322)
Financing activities:
Proceeds from issuance of common stock and warrants, net of related expense	70,951	—
Proceeds from issuance of preferred stock, net of related expense	—	116
Dividend paid to preferred shareholders	—	(3,881)
Repayments on debt	(48,068)	—
Net cash provided by (used in) financing activities	22,883	(3,765)
Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	26,133	(15,451)
Cash and cash equivalents at beginning of period	36,470	373,123
Cash and cash equivalents at end of period	$62,603	$357,672
Significant non-cash investing and financing activities:
Stock issued for acquisition of assets	$—	$10,494
Addition of capital equipment lease obligations	$2,548	$—
Preferred stock issued for debt-related fees	$4,262	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

Hecla Mining Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Preparation of Financial Statements

          In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements and notes to interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Hecla Mining Company and its consolidated subsidiaries (“we” or “our” or “us”). These unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2008, as it may be amended from time to time.

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

          Certain condensed consolidated financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income, comprehensive income, or accumulated deficit as previously recorded.

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

          Interest costs related to assets under construction are capitalized during the construction or development period. We capitalized interest costs of $0.9 million in the first quarter of 2009, and none in the first quarter of 2008.

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

          On July 8, 2008, we completed the sale of all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries which together owned our business and operations in Venezuela, to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 3,595,781 shares of Rusoro common stock, then valued at $4.5 million. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of our sold Venezuelan operations have been reported in discontinued operations for all periods presented. As a result of the sale, we revised our segment reporting to cease reporting a segment for our discontinued Venezuelan operations. See Note 5 for further discussion.

Note 2.	Investments and Restricted Cash

Non-current Investments

          At March 31, 2009 and December 31, 2008, the fair value of our non-current investments was $3.7 million and $3.1 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale” securities under the provisions of SFAS No. 115. The basis of these investments, representing equity securities, was approximately $5.5 million at March 31, 2009 and December 31, 2008. Of the $3.7 million non-current investments balance at March 31, 2009, $1.6 million represents 3.6 million shares of Rusoro stock transferred to us upon the sale of El Callao and Drake Bering (see Note 5 for information on the sale of our discontinued Venezuelan operations). At March 31, 2009, we have recorded a $2.9 million unrealized loss on the Rusoro shares, which have been in a continuous unrealized loss position since August 2008. We considered the following information in concluding that the impairment on the Rusoro shares is temporary:

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

          However, the exchange on which Rusoro stock is traded has experienced a significant overall loss in value in 2009 and 2008, there has been a general reduction in investor confidence in junior mining companies in recent months, and Rusoro shares are thinly traded. If our investment in Rusoro stock continues to have a fair value less than its original cost, we will monitor these factors in determining whether it is still appropriate to record an unrealized loss for the impairment, or if the loss should instead be realized, in the future.

          At March 31, 2009, total unrealized gains of $1.5 million for investments held having a net gain position and total unrealized losses of $3.3 million for investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments are restricted to be used primarily for reclamation funding or for funding surety bonds and were $15.9 million at March 31, 2009 and $15.2 million at December 31, 2008.

          Our loan covenants required that we maintain an unencumbered cash balance of at least $20 million at March 31, 2009. There is no legal restriction on the funds, therefore, we did not classify them as restricted cash.

Note 3.	Income Taxes

          For the three months ended March 31, 2009, we recorded a $0.1 million income tax provision primarily for foreign withholding tax. For the three months ended March 31, 2008, we recorded a $3.9 million income tax benefit primarily for reduction of valuation allowance on net deferred tax assets of $4.9 million offset by U.S. and foreign income taxes of $1 million of which $0.2 million was allocated to discontinued operations.

          We assessed our estimate for the realization of our net deferred tax assets as of March 31, 2009, in accordance with SFAS No. 109, “Accounting for Income Taxes”. Realization of deferred tax assets is dependent upon future taxable income. For the three months ended March 31, 2009, we estimate a net tax loss in the U.S. primarily due to the significant costs associated with debt service. However, operational performance outperformed our previous estimate indicating that we remain on track to meet income projections used to support the utilization of the net deferred tax asset. The deferred tax benefit for the first quarter 2009 tax loss is offset by additional valuation allowance. Thus, the net deferred tax asset of $38.5 million remains unchanged from the previous reporting period, December 31, 2008. For the three months ended March 31, 2008, a significant increase in metals prices created a change in circumstances that led management to modify its judgment regarding utilization of deferred tax assets. This reassessment resulted in a reduction in the valuation allowance of $7 million for projected tax loss utilization beyond 2008. The reduction in valuation allowance was partially offset by amortization of the existing deferred tax asset of $2.1 million, resulting in a net deferred tax provision of $4.9 million.

          The current income tax provisions for the first three months of 2009 and 2008 vary from the amounts that would have resulted from applying the statutory income tax rate to pre-tax income primarily due to the effects of U.S. tax net operating loss carryforwards and the valuation allowance in the respective periods.

Note 4.	Inventories

          Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Concentrates, doré, bullion, metals in transit and in-process inventories	$16,676	$12,874
Materials and supplies	8,278	8,457

	$24,954	$21,331

Note 5.	Discontinued Operations

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

          The following table details selected financial information included in income from discontinued operations in the consolidated statements of income for the three-month period ended March 31, 2008 (in thousands):

Sales of products	$9,334
Cost of sales and other direct production costs	(3,137)
Depreciation, depletion and amortization	(3,108)
Exploration expense	(509)
Other operating expense	(264)
Provision for closed operations	(287)
Interest income	11
Interest expense	(122)
Income from discontinued operations	$1,918

Note 6:	Commitments and Contingencies

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

          The accrued liability balance at March 31, 2009 relating to the Bunker Hill site was $3.2 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to us by the agency. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.3 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

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

          In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In a July 2006 Proof of Claim filed in the ASARCO bankruptcy case, the EPA increased this claim to $104.5 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of March 31, 2009, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. Based upon GAAP, we have accrued the minimum liability within this range, which at March 31, 2009, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including but not limited to information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of March 31, 2009, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

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

          In January 2009, we began negotiations to sell the mill to the plaintiff. In February 2009, we received notice that the court in the first matter referenced above ruled in favor of the creditor, and also in February 2009, we filed a timely appeal. Notwithstanding the negative ruling by the trial court, the parties reached an agreement to sell the mill and the transaction closed in March 2009 (see Note 15 for more information).

          As part of the Asset Purchase Agreement, the parties agreed to work cooperatively under the applicable procedures of Mexican law to vacate the trial court ruling and dismiss the litigation between the parties. As of March 31, 2009, the trial court ruling had not been dismissed; however, the parties are in the process of filing the appropriate documents and expect the case to be formally dismissed later in 2009.

BNSF Railway Company Claim

          In early November 2008, legal counsel for the BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against us for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. We requested and received additional information from BNSF and are investigating the claim.

Rio Grande Silver Guarantee

          On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado. On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement. In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML and G8 to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million. As of March 31, 2009, we have not been required to make any payments pursuant to the guarantee. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML and G8 fail to meet their obligations to Homestake. However, to the extent that any payments are made by us under the guarantee, EML and G8, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guarantee as of March 31, 2009.

Other Commitments

          Our contractual obligations as of March 31, 2009 included approximately $3.2 million for various capital projects at the Greens Creek and Lucky Friday units, and approximately $6.9 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at March 31, 2009 included approximately $2.9 million and $0.9 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.1 million and $0.2 million, respectively, for various non-capital costs. We also have total commitments of approximately $2.6 million relating to scheduled payments on capital leases for equipment at our Greens Creek and Lucky Friday units (see Note 11 for more information).

          We periodically use derivative financial instruments to manage certain interest rate and other financial risks. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term debt facility. See Note 13 for more information on our interest rate swap.

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

          We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 218,002,536 shares were issued and outstanding at March 31, 2009.

          For the three-month periods ended March 31, 2009 and 2008, there were no material differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008 (dollars and shares in thousands, except per-share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator
Income from continuing operations	$7,313	$13,564
Preferred stock dividends	(3,408)	(3,408)
Income from continuing operations applicable to common shares	3,905	10,156
Income from discontinued operations, net of tax	—	1,918
Net income applicable to common shares for basic and diluted earnings per share	$3,905	$12,074

Denominator
Basic weighted average common shares	198,966	122,350
Dilutive stock options and restricted stock	427	427
Diluted weighted average common shares	199,393	122,777

Basic earnings per common share
Income from continuing operations	$0.02	$0.08
Income from discontinued operations	—	0.02
Net income applicable to common shares	$0.02	$0.10

Diluted earnings per common share
Income from continuing operations	$0.02	$0.08
Income from discontinued operations	—	0.02
Net income applicable to common shares	$0.02	$0.10

          Diluted income per share for the three months ended March 31, 2009 and 2008 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

          Options to purchase 1,497,179 shares of our common stock and warrants to purchase 26,543,903 shares of our common stock were not included in the computation of diluted earnings per share in the three-month period ended March 31, 2009 because the exercise price of the options and share units exceeded the average price of our stock during the period and therefore would not affect the calculation of earnings per share. There were no such options, restricted share unit awards, or warrants to purchase shares of our common stock excluded in the computation of diluted earnings per share in the three-month period ended March 31, 2008.

Note 8.	Business Segments

          We are currently organized and managed by two segments, which represent our operating units: the Greens Creek unit and the Lucky Friday unit.

          Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico. However, as a result of a recent work force reduction and a decrease in exploration activity there resulting from a company-wide cash conservation effort, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for consideration as a reportable segment as of and for the three-month period ended March 31, 2009. The corresponding information for all periods presented have been restated.

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, with the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations and Cash Flows for all periods presented (see Note 5. Discontinued Operations). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela as of and for the three-month period ended March 31, 2009, and have restated the corresponding information for all periods presented.

          On April 16, 2008, we completed the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine for $700 million in cash and 4,365,000 shares of our common stock, resulting in 100% ownership of Greens Creek by our various wholly-owned subsidiaries. Accordingly, the information on our segments presented below reflects our 100% ownership of Greens Creek as of the April 16, 2008 acquisition date, and our previous 29.7% ownership interest prior to that date.

          General corporate activities not associated with operating units and their various exploration activities, as well as discontinued operations and idle properties, are presented as “other.” Interest expense, interest income and income taxes are considered general corporate items, and are not allocated to our segments.

          The following tables present information about reportable segments for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Net sales from continuing operations:
Greens Creek	$40,013	$13,633
Lucky Friday	14,708	23,836

	$54,721	$37,469

Income from continuing operations:
Greens Creek	$16,032	$6,299
Lucky Friday	2,307	11,262
Other	(2,210)	(10,530)

	$16,129	$7,031

          The following table presents identifiable assets by reportable segment as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Identifiable assets:
Greens Creek	$793,697	$800,030
Lucky Friday	106,346	103,748
Other	112,423	85,013

	$1,012,466	$988,791

Note 9.	Employee Benefit Plans

          We sponsor defined benefit pension plans covering substantially all of our U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$567	$249	$4	$2
Interest cost	915	891	14	13
Expected return on plan assets	(1,168)	(1,649)	—	—
Amortization of prior service cost	151	107	(1)	(1)
Amortization of net gain	308	(34)	(11)	(13)
Net periodic benefit cost (income)	$773	$(436)	$6	$1

          We do not expect to contribute to the pension plans during the year.

          At the end of March 2009 we made the decision to terminate a post-retirement medical benefit plan covering employees at our Greens Creek unit. Notification of the termination was sent to the plan participants on March 31, 2009. As a result, we have recognized a $9 million non-cash gain on termination of the plan during the first quarter of 2009.

Note 10.	Shareholders’ Equity

Share-based Compensation Plans

          We measure the costs of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award, pursuant to the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

          We periodically grant stock options and/or restricted stock unit awards to our employees. We measure the fair value of compensation cost for stock options issued pursuant to our plans using the Black-Scholes options pricing model. Stock option grants generally vest immediately; however, grants to individual executives upon hiring vest over a defined service period, with cost amortized over that period. We measure compensation cost for restricted stock unit grants at the closing price of our stock at the time of grant, net of estimated forfeiture. Restricted stock unit grants vest after a named period, usually one year, with compensation cost amortized over that period.

          No options were granted in the three-month period ended March 31, 2009. Options for 22,500 shares were granted in the three-month period ended March 31, 2008, which did not have a material impact on our financial statements.

          No restricted stock units were awarded as compensation in the three-month period ended March 31, 2009. Restricted stock units for 8,818 shares were granted in the three-month period ended March 31, 2008, which did not have a material impact on our financial statements.

          In March 2009, certain portions of employee bonuses, which were accrued at December 31, 2008, were paid with 1,784,671 stock units. Of these units, 739,350 were distributed as shares of common stock issued to the employees in March of 2009. The remaining 1,045,321 units have been deferred and will be distributed as common shares on January 2, 2010.

Underwritten Offering

          Pursuant to our Form S-3 registration statement, on February 4, 2009, we entered into a definitive agreement for an underwritten public offering of securities for aggregate proceeds of $71.3 million, including the underwriters’ exercise of their over-allotment option. The offering closed on February 5, 2009. The securities in the sale included:

•	Approximately 36.8 million shares of our common stock.

•

Series 3 warrants to purchase up to approximately 18.4 million shares of our common stock at an exercise price of $2.50 per share, expiring in five years. The Series 3 warrants are exercisable from August 10, 2009 through August 10, 2014.

          The units, including common stock and warrants, were priced at $2.05 per unit, resulting in gross proceeds of $75.4 million. Net proceeds to us were approximately $71 million after related expenses (including underwriting fees). In arriving at the relative values of the common stock and warrants, we used the Black-Scholes option pricing model with a risk-free interest rate of 1.99%, stock price at closing on the date before issuance of $1.74, volatility of 73%, dividend yield of 0%, and terms equal to the terms of the warrants. The relative values of our stock and warrants, in thousands, were:

	Shares	Value
Common Stock	36,800,000	$56,135
Series 3 warrants to purchase Common Stock	18,400,000	14,816
Total		$70,951

          The following table summarizes certain information about our stock purchase warrants at March 31, 2009:

	Warrants	Exercise Price	Value at Issuance Date (in thousands)	Expiration Date
Warrants Issued:
Series 1 warrants to purchase Common Stock	7,682,927	$2.45	$5,335	June 2014
Series 1 warrants to purchase Common Stock	460,976	2.56	—	June 2014
Series 2 warrants to purchase Common Stock	7,682,927	2.35	620	February 2009
Series 3 warrants to purchase Common Stock	18,400,000	2.50	14,816	August 2014
Total Warrants Issued	34,226,830		20,771

Warrants Expired:
Series 2 warrants to purchase Common Stock	(7,682,927)	2.35	(620)	February 2009

Total Warrants Outstanding	26,543,903		$20,151

          At March 31, 2009 the price of our common stock was lower than the exercise price of the warrants outstanding.

12% Convertible Preferred Stock

          In connection with the Fourth Amendment of our credit agreement in February 2009 (see Note 11 for more information on our credit facilities), we established a new series of 12% Convertible Preferred Stock. Pursuant to the amended and restated credit agreement, 42,621 shares of the 12% Convertible Preferred Stock were issued to the lenders in February 2009 and valued at $4.3 million at the time of issuance. In addition, we have agreed to issue to the lenders an aggregate amount of 12% Convertible Preferred Stock equal to 3.75% of the aggregate principal amount of the term facility outstanding on each subsequent July 1st and January 1st that the term loan is outstanding until the term facility is paid in full. Below is information on the characteristics of the new Series of 12% Convertible Preferred Stock.

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

          Redemption

          The 12% Convertible Preferred Stock will be redeemable as follows:

•

All outstanding 12% Convertible Preferred Stock will be redeemed by us on February 10, 2014, at a price equal to the sum of 100% of the liquidation preference ($100 per share) plus all accumulated and unpaid dividends thereon, from and including date of issuance.

•

Upon the occurrence of a change in control, at the option of the shareholder at a price of 101% of the liquidation preference plus all accumulated and unpaid dividends, from and including the date of issuance.

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

          Liquidation Preference

          The 12% Convertible Preferred shareholders will be entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $100 per share of 12% Convertible Preferred Stock plus an amount per share equal to accumulated and unpaid dividends on the shares to the date fixed at liquidation, winding-up or dissolution, to be paid out of assets available for distribution to our shareholders, after satisfaction of liabilities owed to our creditors and distributions to holders of stock senior to the 12% Convertible Preferred Stock, and before any payment or distribution is made on any Junior Stock, including, without limitation, Common Stock. The liquidation preference as of March 31, 2009 was $4.3 million.

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

          The terms of our 12% Convertible Preferred Stock require that we redeem all outstanding stock on the five-year anniversary of its effective date at a price equal to the sum of the liquidation preference and all accumulated and unpaid dividends. As required by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, we have therefore classified the preferred stock as a non-current liability on our balance sheet, including the accrual of interest expense for dividends in arrears on the shares. The liability balance was $4.3 million as of March 31, 2009.

Note 11.	Long-term Debt and Capital Leases

          Long-term debt and capital lease obligations consist of the following:

	March 31, 2009	December 31, 2008
Long-term debt	$113,649	$121,667
Short-term debt	—	40,000
Capital lease obligations	2,500	—
	116,149	161,667
Less: Current maturities	(15,713)	(48,018)

	$100,436	$113,649

          The annual maturities of all long-term debt and capital lease commitments are:

Fiscal year ending March 31,	Long-term debt	Capital Leases
2010	$15,000	$713
2011	98,649	743
2012	—	816
2013	—	228

Total	$113,649	$2,500

Credit Facilities

          On April 16, 2008, our existing revolving credit agreement was amended and restated in connection with our acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. The amended and restated agreement involved a $380 million facility, consisting of a $140 million three-year term facility maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which originally was scheduled to mature in October 2008.

          We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and used the remaining $20 million balance available for general corporate purposes in September 2008. We applied $162.9 million in proceeds from the public offering of 34.4 million shares of our common stock against the bridge loan principal balance during the third quarter of 2008. On October 16, 2008, the Company repaid an additional $37.1 million of the bridge facility balance, and reached an agreement with its bank syndicate to extend the remaining $40 million outstanding bridge facility balance until February 16, 2009, subject to certain reporting requirements and amendments to the bridge loan and term loan interest rates. The amendment required the Company to provide an updated long-range operating plan for the bank syndicate to review, and the plan was accepted by the banking group in December 2008. As a result of an additional amendment to the credit facilities in December 2008, repayment of the $40 million bridge facility balance was due on February 13, 2009. On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the payment of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009.

          The first term facility principal payment of $18.3 was paid on September 30, 2008. In December 2008, we reached an agreement with the bank syndicate to move the $18.3 million principal payment originally scheduled for December 31, 2008 to February 13, 2009. On February 3, 2009, we again amended the terms of the credit agreement to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. As discussed above, we reduced our term loan by approximately $8 million in February 2009. According to the amended agreement, equal quarterly principal payments (totaling $60.0 million) are to be made in 2010, with a final payment of $53.7 million due on March 31, 2011. As a result, $98.7 million of the $113.7 million outstanding term facility balance as of March 31, 2009 was classified as long-term, with the remaining $15 million classified as current. We and all of our material U.S. subsidiaries guarantee the amended and restated credit agreement, and we have granted security interests on all of the assets of our U.S. subsidiaries under the amended and restated credit agreement, with limited exceptions.

          The December 2008 amendment to the agreement to defer the $18.3 million principal payment discussed above also resulted in a change to the interest rate on the term facility from an applicable margin of 2.25% and 3.00% over LIBOR to an applicable margin of 6% over LIBOR, or an alternative base rate plus an applicable margin of 5.00%. However, we have entered into an interest rate swap agreement to manage the effects of interest rate volatility on the term facility (see Note 13). $95.4 million of the $113.7 million term facility balance outstanding at March 31, 2009 was subject to the interest rate swap and had an interest rate of 9.38% at March 31, 2009. The $18.3 million deferred principal balance had an interest rate of 6.5% at March 31, 2009. The interest rate applicable margins did not change as a result of the February 3, 2009 amendment to the agreement. During the first quarter of 2009, we incurred interest totaling $3.2 million for the term facility, including amortization of loan origination fees and net amounts paid for interest rate swap spreads.

          The bridge facility had an interest rate of either LIBOR plus 6.00% or an alternative base rate plus 5.00%. During the first quarter of 2009, we incurred interest totaling $2.3 million, including amortization of loan origination fees, for the bridge facility prior to our repayment of the outstanding balance in February 2009.

          $0.9 million in interest incurred on our credit facilities was capitalized and $4.6 million was recorded to expense during the first quarter of 2009.

          The amended and restated credit agreement includes various covenants and other limitations related to our indebtedness and investments, as well as other information and reporting requirements. We were in compliance with our covenants and other requirements related to the amended and restated credit agreement as of March 31, 2009.

          The February 3, 2009 amendment to the amended and restated credit agreement also required us to pay an additional fee to our lenders upon effectiveness of the amendment, and on each subsequent July 1st and January 1st, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock (discussed further in Note 10) equal to 3.75% of the aggregate principal amount of the term facility outstanding on February 10, 2009 and on each July 1st and January 1st thereafter until the term facility is paid off in full. Pursuant to this requirement, 42,621 shares of 12% Convertible Preferred Stock valued at $4.3 million were issued to the lenders in February 2009.

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

Capital Leases

          We entered into two 36-month lease agreements in January 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases pursuant to SFAS No. 13, Accounting for Leases. As of March 31, 2009, $2.5 million is included in Properties, plants, equipment and mineral interests for the gross amount of assets recorded under the capital leases, with a total liability balance of $2.5 million at March 31, 2009 relating to the lease obligations. $0.7 million of the liability is classified as current and included in Current portion of long-term debt and capital leases, with the remaining $1.8 million included in Long-term debt and capital leases.

Note 12.	Developments in Accounting Pronouncements

          In April 2009, FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In April 2009, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In December 2008, FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued to amend SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 13.	Derivative Instruments

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At March 31, 2009, we had no outstanding forward sales contracts, commodity put and call options contracts or other commodity hedging positions.

          We periodically use derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to $95.4 million of $113.7 million of the term facility balance at March 31, 2009 is effectively fixed at a rate of 9.38% until maturity on March 31, 2011, in accordance with the amortization schedule of the amended and restated credit agreement dated April 16, 2008. As a result of an agreement with the bank syndicate to move the $18.3 million principal payment originally scheduled for December 31, 2008 to February 13, 2009, the terms of the interest rate swap agreement and the notes that the swap agreement pertains to do not match with respect to the maturity date of the $18.3 million payment. This caused the hedge to be slightly ineffective at that time. At March 31, 2009, the fair value of the swap totaled a liability of $2.1 million, with an accumulated unrealized loss of $1.6 million as a result of changes in fair value of the swap. We estimate that $0.9 million of the net unrealized loss will be reclassified to interest expense within the next twelve months. The interest rate swap is designated as a cash flow hedge. The fair value of the swap is calculated using the discounted cash flow method based on market observable inputs. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 1 - Q. Risk Management Contracts in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information. At inception and on an ongoing basis, we perform an effectiveness test using the hypothetical derivative method, and the swap was determined to be 100% effective at March 31, 2009. The unrealized loss is included in accumulated other comprehensive loss in our consolidated balance sheet, with the fair value payable included in other non-current liabilities in our consolidated balance sheet.

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

Note 14.	Fair Value Measurement

          Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities without a material effect on our results of operations and financial position. The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities was deferred by FSP 157-2 to fiscal years beginning after November 15, 2008. We therefore adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities as of January 1, 2009.

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

          The table below sets forth our assets and liabilities that were accounted for at fair value as of March 31, 2009, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance at March 31, 2009	Balance at December 31, 2008	Input Hierarchy Level
Assets:
Cash and cash equivalents	$62,603	$36,470	Level 1
Trade accounts receivable	15,487	8,314	Level 2
Other current assets - current restricted cash	2,108	2,107	Level 1
Non-current investments	3,700	3,118	Level 1
Non-current restricted cash	13,814	13,133	Level 1

Liabilities:
Other non-current liabilities – interest rate swap	2,094	2,481	Level 2
Other non-current liabilities – 12% Convertible Preferred Stock	4,331	—	Level 2
Accrued reclamation and closure costs – asset retirement obligations	31,260	32,004	Level 3

          We record asset retirement obligations (“ARO”) for our operating properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted over the estimated duration of the remediation plan, and the asset is depreciated over the life of the related asset. Adjustments to the liability for changes resulting from the passage of time (accretion) are recorded to Cost of sales and other direct production costs on our Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). Our asset retirement obligations fall within Level 3 of the fair value hierarchy because the estimates of environmental remediation costs developed by management involve unobservable inputs. Below is a reconciliation of the change in our asset retirement obligations during the three-month period ended March 31, 2009 (in thousands):

Balance January 1, 2009	$32,004
Changes in obligations due to disposition of assets	(957)
Accretion	249
Payment of reclamation obligations	(36)
Balance at March 31, 2009	$31,260

          The $957,000 million Change in obligations due to disposition of assets above resulted from the sale of the Velardeña mill at our San Sebastain unit in Mexico and was recorded to Gain on disposition of properties, plants, equipment and mineral interests on our Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). See Note 15 for more information on the sale.

Note 15.	Sale of the Velardeña Mill

          On March 9, 2009, we completed the sale of our processing facility located in Velardeña, Mexico to ECU Silver Mining Inc. (“ECU”) for $8 million in cash and 750,000 shares of ECU common stock, valued at $0.3 million at the time of the transaction. Ore produced from the San Sebastian and Don Sergio mines at our San Sebastian unit was processed at the Velardeña mill. Processing of economic ore was completed during the fourth quarter of 2005, and the mill was placed on care and maintenance at that time. The mill had a book value of approximately $3 million at the time of the sale. We recognized a pre-tax gain of approximately $6.2 million during the first quarter of 2009 as a result of the sale. The gain includes $1.0 million related to the elimination of the asset retirement obligation associated with the mill.

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

          These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A – Business – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2008. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Hecla Mining Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

          Hecla Mining Company has provided precious and base metals to the U.S. economy and worldwide since its incorporation in 1891. We discover, acquire, develop, produce, and market silver, gold, lead and zinc. In doing so, we intend to manage our business activities in a safe, environmentally responsible and cost-effective manner.

          We produce both metal concentrates, which we sell to custom smelters, and unrefined gold and silver bullion bars, which may be sold as doré or further refined before sale to precious metals traders. We are organized and managed into two segments that encompass our operating units and significant exploration interests:

•	The Greens Creek unit; and
•	The Lucky Friday unit.

          Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico. However, as a result of a recent work force reduction and decrease in exploration activity there resulting from a company-wide cash conservation effort, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for consideration as a reportable segment as of and for the three-month period ended March 31, 2009. The corresponding information for all periods presented have been restated.

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly-owned subsidiaries holding our business and operations in Venezuela, the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Income for all periods presented (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela, and have restated the corresponding information for all periods presented.

          Metals prices represent one of our greatest opportunities, and risks, as well as the basis for some of our most significant estimates. In the first quarter of 2009, the average prices of silver, gold, zinc and lead all were lower than their levels from the same period last year. However, prices for all four metals improved during the first quarter of 2009 from their levels at December 31, 2008.

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
•

maintaining and investing in exploration projects in the vicinities of four mining districts we believe to be under-explored and under-invested: North Idaho’s Silver Valley in the historic Coeur d’Alene Mining District; the prolific silver-producing district near Durango, Mexico; at our Greens Creek unit on Alaska’s Admiralty Island located offshore of Juneau; and the Creede district of Southwestern Colorado;

•	continuing to seek opportunities to acquire and invest in mining properties and companies;
•	seeking opportunities for growth both internally and through acquisitions (see the Results of Operations and Financial Liquidity and Capital Resources sections below); and
•

managing our operations to maximize cash flow that will be applied to repay our credit facility (see Note 11 to Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion).

          Our estimate for 2009 silver production is between 10 and 11 million ounces.

Results of Operations

          For the first quarter of 2009, we recorded income applicable to common shareholders of $3.9 million ($0.02 per common share), compared to $12.1 million during the first quarter of 2008 ($0.10 per common share). The following factors led to the reduced results for the first three months of 2009 compared to the same period in 2008:

•	decreased gross profit at our Lucky Friday unit by $9.6 million (see The Lucky Friday Segment section below);
•

interest expense, net of interest capitalized, of $4.6 million for the quarter ended March 31, 2009 in connection with debt incurred for the purchase of the remaining 70.3% interest in the Greens Creek joint venture (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt facilities);

•

$4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued for debt-related fees pursuant to our amended and restated credit agreement (see Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information);

•	income from our discontinued Venezuelan operations of $1.9 million during the first quarter of 2008; and
•	decreased average prices for silver, gold, zinc and lead for the first quarter of 2009 compared to the same 2008 period, as illustrated by the following table:

		Three months ended March 31,
		2009	2008
Silver —	London PM Fix ($/ounce)	$12.61	$17.68
	Realized price per ounce	$13.92	$19.77
Gold —	London PM Fix ($/ounce)	$909	$927
	Realized price per ounce	$938	$864
Lead —	LME Final Cash Buyer ($/pound)	$0.52	$1.31
	Realized price per pound	$0.61	$1.48
Zinc —	LME Final Cash Buyer ($/pound)	$0.53	$1.10
	Realized price per pound	$0.63	$1.34

          The differences between realized metal prices and average market prices are due to the difference between metal prices upon transfer of title of concentrates to the buyer and final settlement. For the first quarter of 2009, we reported positive adjustments to provisional settlements of $5.4 million compared to positive adjustments to provisional settlements of $1.2 million in the first quarter of 2008.

          The factors discussed above were partially offset by the following other significant items affecting the comparison of our first quarter 2009 operating results to the results for the same 2008 period:

•	increased gross profit at our Greens Creek unit of only $0.8 million despite the significant increase in our ownership percentage (see the Greens Creek Segment section below);
•	the termination of an employee benefit plan, resulting in a non-cash gain of $9.0 million (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information);
•	the sale of our Velardeña mill in Mexico, generating a pre-tax gain of $6.2 million (see Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information); and
•

decrease of $4.5 million in exploration expense in the 2009 period due to a reduction in exploration activity in North Idaho’s Silver Valley, at our San Sebastian unit in Mexico, and at the San Juan Silver project in Colorado as a part of an overall cash conservation effort.

The Greens Creek Segment

          Below is a comparison of the operating results and key production statistics of our Greens Creek segment, which reflects our 29.7% ownership share through April 16, 2008 and our 100% ownership thereafter, as we completed the acquisition of the companies holding the remaining 70.3% ownership of the Greens Creek mine on April 16, 2008 (dollars are in thousands, except for per ounce amounts).

	Three Months Ended March 31,
	2009	2008
Sales	$40,013	$13,634
Cost of sales and other direct production costs	(19,787)	(5,342)
Depreciation, depletion and amortization	(12,931)	(1,836)
Gross Profit	$7,295	$6,456

Tons of ore milled	191,484	50,050
Production:
Silver (ounces)	1,996,853	495,853
Gold (ounces)	18,049	4,851
Zinc (tons)	16,121	4,474
Lead (tons)	5,186	1,438
Payable metal quantities sold:
Silver (ounces)	1,495,381	283,448
Gold (ounces)	13,130	3,008
Zinc (tons)	10,336	2,200
Lead (tons)	3,533	891
Ore grades:
Silver ounces per ton	14.12	13.57
Gold ounces per ton	0.14	0.15
Zinc percent	9.60	10.32
Lead percent	3.53	3.69
Total cash cost per silver ounce (1)	$3.21	$(5.10)

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The 13% increase in gross profit during the first quarter of 2009 compared to the same 2008 period was primarily the result of the following factors:

•	An increase in our share of production due to our acquisition of the remaining 70.3% of Greens Creek in April 2008.
•	Improved production costs, which decreased by 19% per ton milled in the 2009 period due to lower diesel prices and improved ore production.
•

Positive price adjustments to revenues during the first quarter of 2009 of $4.5 million as a result of increases in metal prices between transfer of title of concentrates to buyers and final settlements during the quarter, compared to positive price adjustments of $1.0 million during the first quarter of 2008.

•	The timing of the arrival of ships to load concentrates at the end of the first quarter of 2008, as March 2008 saw no shipments due to port congestion in Asia.
•	The impact of lower equipment availability and staffing during the first quarter of 2008, which resulted in lower ore production.

These factors were partially offset by:

•	Lower average prices in the first quarter of 2009 for all metals produced at Greens Creek.
•

Higher depreciation, depletion and amortization expense in 2009 as a result of the fair market valuation of the acquired 70.3% share of property, plant, equipment and mineral interests at the acquisition date.

          The Greens Creek operation is partially powered by diesel generators, and production costs are significantly affected by fluctuations in fuel prices. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. It is anticipated that this project will reduce production costs at Greens Creek. AEL&P had agreed to supply surplus power to Greens Creek; however, supply has been limited by low reservoir water supplies and high power demand in the Juneau vicinity.

          Despite higher production, lower costs, and improved silver ore grades, cash cost per ounce increased by $8.31 due to lower by-product metal prices. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three Months Ended March 31,
	2009	2008
Sales	$14,708	$23,835
Cost of sales and other direct production costs	(9,848)	(10,562)
Depreciation, depletion and amortization	(2,287)	(1,077)
Gross profit	$2,573	$12,196

Tons of ore milled	86,446	80,367
Production:
Silver (ounces)	866,298	759,303
Lead (tons)	5,639	4,709
Zinc (tons)	2,591	2,547
Payable metal quantities sold:
Silver (ounces)	777,281	720,003
Lead (tons)	4,940	4,393
Zinc (tons)	1,833	1,700
Ore grades:
Silver ounces per ton	10.66	10.03
Lead percent	6.99	6.25
Zinc percent	3.49	3.52
Total cash cost per silver ounce (1)	$8.03	$0.98

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $9.6 million decrease in gross profit for the first quarter of 2009 compared to the same 2008 period resulted primarily from lower average silver, lead and zinc prices, partially offset by improved production and a 7% decrease in production costs per ton milled.

          The $7.05 increase in total cash costs per silver ounce in the first quarter of 2009 compared to the 2008 period is attributed to lower lead and zinc by-product credits resulting from decreased average prices for those metals. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

Discontinued Operations - The La Camorra Unit

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly-owned subsidiaries holding our business and operations of the La Camorra Unit to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 4,273,504 shares of Rusoro common stock valued at $5.4 million at the time of the transaction. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of our Venezuelan operations have been reported in discontinued operations for all periods presented. See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

          The following is a summary of the operating results and key production statistics of our discontinued Venezuelan operations prior to sale, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands, except for per ounce amounts):

Three months ended March 31, 2008
Sales	$9,334
Cost of sales and other direct production costs	(3,096)
Depreciation, depletion and amortization	(3,109)
Gross profit	$3,129

Tons of ore milled	20,904
Gold ounces produced	17,089
Gold ounces per ton	0.875
Total cash cost per gold ounce (1)	$642

Corporate Matters

          Other significant variances affecting the results of our first quarter 2009 operations as compared to the first quarter 2008 results were as follows:

•

Lower general and administrative expense in the first quarter of 2009 of $0.2 million which was primarily the result of decreased staffing and incentive compensation expense, partially offset by costs incurred for work force reductions.

•	$1.8 million increase in other operating expense primarily as a result of professional fees incurred related to compliance with our amended and restated credit agreement.
•	$2.3 million decrease in interest income due to lower cash balances and interest rates.
•

Interest expense, net of interest capitalized, of $4.6 million for the quarter ended March 31, 2009 in connection with debt incurred for the purchase of the remaining 70.3% interest in the Greens Creek joint venture (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt facilities).

•

$4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued for debt-related fees pursuant to our amended and restated credit agreement (see Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

An income tax provision of $0.1 million for the first quarter of 2009, compared to an income tax benefit of $3.9 million for the first quarter of 2008. See Note 3 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the three months ended March 31, 2009 and 2008 (in thousands, except costs per ounce). Tables in previous periods have presented gold cost per ounce, however as a result of our sale of all of the outstanding capital stock of El Callao and Drake-Bering in July 2008, our gold operations have been reclassified as discontinued operations for all periods presented.

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

          Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Income and Comprehensive Income (Loss) (Unaudited) (in thousands).

	Total, All Properties

	Three Months Ended March 31,
	2009	2008
Total cash costs (1)	$13,368	$(1,785)
Divided by ounces produced	2,863	1,255
Total cash cost per ounce produced	$4.67	$(1.42)
Reconciliation to GAAP:
Total cash costs	$13,368	$(1,785)
Depreciation, depletion and amortization	15,218	2,913
Treatment costs	(17,530)	(10,011)
By-product credits	37,875	29,582
Change in product inventory	(4,324)	(1,929)
Reclamation and other costs	246	47
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$44,853	$18,817

	Greens Creek unit

	Three Months Ended March 31,
	2009	2008
Total cash costs (1)	$6,411	$(2,531)
Divided by silver ounces produced	1,997	496
Total cash cost per silver ounce produced	$3.21	$(5.10)
Reconciliation to GAAP:
Total cash costs	$6,411	$(2,531)
Depreciation, depletion and amortization	12,932	1,836
Treatment costs	(13,304)	(4,434)
By-product credits	30,526	14,222
Change in product inventory	(4,086)	(1,957)
Reclamation and other costs	239	42
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$32,718	$7,178

	Lucky Friday unit

	Three Months Ended March 31,
	2009	2008
Total cash costs (1)	$6,957	$746
Divided by silver ounces produced	866	759
Total cash cost per silver ounce produced	$8.03	$0.98
Reconciliation to GAAP:
Total cash costs	$6,957	$746
Depreciation, depletion and amortization	2,286	1,077
Treatment costs	(4,226)	(5,577)
By-product credits	7,349	15,360
Change in product inventory	(238)	28
Reclamation and other costs	7	5
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$12,135	$11,639

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

Financial Liquidity and Capital Resources

          Our liquid assets include (in millions):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$62.6	$36.5
Marketable equity securities, non-current	3.7	3.1
Total cash, cash equivalents and investments	$66.3	$39.6

          Cash and cash equivalents increased by $26.1 million in the first quarter of 2009, as discussed below, while the value of current marketable equity securities increased due to changes in market value and stock acquired upon sale of the Velardeña mill (see Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

          As a result of our current cash balance, the performance of our operations, current metals prices, and the terms of our amended and restated credit agreement, we believe our cash, cash equivalents, investments, and cash from operations will be adequate to meet our obligations during the next twelve months. We estimate that approximately $25 to $28 million will be committed to sustaining capital expenditures through the end of this year. As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), we entered into a $380 million credit facility in April of 2008 for the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. We have since repaid $266.4 million of the debt through issuances of common stock, leaving a balance at March 31, 2009 of $113.6 million. Payments of $15.0 million are due at the end of each calendar quarter in 2010, with the remaining $53.7 million due on March 31, 2011, subject to certain covenants regarding prepayments if our cash balances exceed defined thresholds. We also may pursue additional acquisition opportunities or capital expansion projects, which would require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

	March 31, 2009	March 31, 2008
Cash provided by (used in) operating activities (in millions)	$(0.5)	$11.6

          The lower cash provided by operating activities in the first quarter of 2009, compared to the same 2008 period, primarily resulted from higher accounts receivable balances in 2009 due to the timing of our shipments to smelters, and from payments of vendor invoices accrued at December 31, 2008 and paid in the first quarter of 2009. These cash requirements were partially offset by net income, adjusted for non-cash elements, that was higher in 2009 by $3.3 million.

	March 31, 2009	March 31, 2008
Cash provided by (used in) investing activities (in millions)	$3.7	$(23.3)

          Investing activities in 2009 included receipt of proceeds of $8.0 million from the sale of our Velardeña mill as described in Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited), partially offset by an additional $0.7 million committed to restricted cash related to environmental bonds, and $3.6 million cash used for capital expenditures. An additional $2.5 million in capital was procured with capital leases. In the first quarter of 2008, cash requirements for investing activities included capitalized expenditures of $11.6 million related to projects at our Lucky Friday unit, a level higher than we have committed in 2009 due to our efforts to curtail cash requirements. Also in 2008, we advanced $16.3 million for acquisition of the companies then owning the remaining 70.3% of the Greens Creek Joint Venture, and we liquidated $4.0 million in short-term investments.

	March 31, 2009	March 31, 2008
Cash provided by (used in) financing activities (in millions)	$22.9	$(3.8)

          The source of cash in 2009 was $71 million from the issuance of our common stock as described in Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited). We applied $48.0 million of the proceeds to our debt facility, with $40.0 million paying the bridge facility in full and the remaining $8.0 million as a prepayment on our term credit facility. The use of cash in 2008 was for payment of dividends to preferred shareholders. Dividends have not been paid to preferred shareholders since the second quarter of 2008.

Contractual Obligations, Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments) and lease arrangements as of March 31, 2009 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Purchase obligations (1)	$4,135	$—	$—	$—	$4,135
Long-term debt (2)	25,132	105,263	—	—	130,395
Contractual obligations (3)	10,112	—	—	—	10,112
Capital lease commitments (4)	838	1,695	95	—	2,628
Operating lease commitments (5)	2,096	1,547	175	—	3,818
Total contractual cash obligations	$42,313	$108,505	$270	$—	$151,088

(1)

Consists of open purchase orders of approximately $3.0 million at the Greens Creek unit and $1.1 million at the Lucky Friday unit. Included in these amounts are approximately $2.9 million and $0.9 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)

Obligations due in less than one year are comprised of $15.0 million in principal and $10.1 million in estimated interest on our term credit facility. Obligations due in one to three years include $98.7 million in scheduled term facility principal payments and $6.6 million in estimated interest. For more information on our credit facility, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)

Includes approximately $3.2 million for various capital projects at the Greens Creek and Lucky Friday units. Total contractual obligations at March 31, 2009 also included approximately $6.9 million for commitments relating to non-capital items at Greens Creek.

(4)

Represents scheduled capital lease payments of $1.8 million and $0.8 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units. These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

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

          We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At March 31, 2009, our reserves for these matters totaled $120.6 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

          At March 31, 2009, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates

          Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2008. As described in Note 1, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Future Metals Prices

          Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2008, metals prices have been historically volatile (see Part II Item 1A. Risk Factors below). While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for all four metals were lower for the first quarter of 2009 compared to the same 2008 period. We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.

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

          Sales of all metals products sold directly to smelters are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward metals prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales and trade accounts receivable are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues and accounts receivable previously recorded upon shipment. As a result, our trade accounts receivable balances are subject to changes in metals prices until final settlement occurs. For more information, see part O. Revenue Recognition of Note 1 of Notes to Consolidated Financial Statements in our annual report filed on Form 10-K for the year ended December 31, 2008.

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

Mineral Reserves

          Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages, as described in Item 2. — Property Descriptions in our annual report on Form 10-K filed for the year ended December 31, 2008. Our assessment of reserves occurs at least annually, and periodically utilizes external audits.

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

Business Combinations

          In accordance with SFAS 141(R), “Business Combinations,” we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. We would recognize the excess of an acquired business’s cost over the fair value of acquired assets, less liabilities, as goodwill. The valuation of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to long-lived assets, including estimates of future metals prices and mineral reserves, as discussed above. In some cases, we use third-party appraisers to determine the fair values and lives of property and other identifiable assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at March 31, 2009, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable (see Item 1A. – Risk Factors in our annual reported filed on Form 10-K for the year ended December 31, 2008).

Short-term Investments

          From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of March 31, 2009.

Commodity-Price Risk Management

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We had no commodity-related derivative positions at March 31, 2009.

Interest-Rate Risk Management

          At March 31, 2009, we had $113.7 million in debt associated with a three-year amortizing term facility maturing on March 31, 2011 utilized in the acquisition of the remaining 70.3% of the Greens Creek mine.

          On May 5, 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to $95.4 million if the $113.7 million term facility balance at March 31, 2009 is fixed at a rate of 9.38% until maturity on March 31, 2011, in accordance with the amortization schedule of the amended and restated credit agreement dated April 16, 2008. As a result of an amendment to the facility in December 2008 to defer the $18.3 million principal payment originally due on December 31, 2008 to February 13, 2009, the terms of the interest rate swap agreement and the note that the swap agreement pertains to did not match at March 31, 2009 with respect to the maturity date of the $18.3 million payment. This caused the hedge to be slightly ineffective at that time as a result. The hedge was 100% effective as of March 31, 2009. The fair value of the swap at March 31, 2009 was a liability of $2.1 million. The accumulated unrealized loss at March 31, 2009 related to the swap was $1.6 million. We are accounting for this swap as a hedge pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The unrealized loss is included in accumulated other comprehensive loss in our consolidated balance, with the fair value payable included in other non-current liabilities in our consolidated balance sheet. For additional information regarding our credit facilities, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

          On February 3, 2009, we reached an agreement to amend the terms of our credit facility to defer all scheduled principal payments due on our term facility in 2009, totaling $66.7 million, to 2010 and 2011. As a result of the amendment, the original hedging relationship was de-designated, and a new hedging relationship was designated. A retrospective hedge effectiveness test was performed on the original hedging relationship at the date of de-designation, and the original hedging relationship was determined to be ineffective. Consequently, the change in fair value of the swap of $0.2 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement. The amount of unrealized loss included in accumulated other comprehensive loss relating to the original hedge will be recognized in the income statement when the hedged interest payments occur.

Provisional Sales

          Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information). At March 31, 2009, metals contained in concentrates and exposed to future price changes totaled 1,044,645 ounces of silver, 4,969 ounces of gold, 8,755 tons of zinc, and 3,392 tons of lead.

Item 4.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009, in ensuring them that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported in a timely manner. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          For information concerning legal proceedings, refer to Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

          Item 1A – Risk Factors of the Company’s annual report filed on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. There are no material changes to the Risk Factors set forth in Item 1A in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds

          As previously disclosed in our Current Report on Form 8-K filed on February 12, 2009, on February 10, 2009, we issued 42,621unregistered shares of our 12% Convertible Preferred Stock to our various lenders listed in the Fourth Amendment to our Credit Agreement filed as exhibit 10.5 to our Current Report on Form 8-K filed on February 4, 2009 (File No. 1-8491). The shares were not registered under the Securities Act of 1933 in reliance on Section 4(2) of such Act and Regulation D thereunder and issued as a fee to the lenders for the deferral of principal payments under the Fourth Amendment.

Item 6.	Exhibits

          See the exhibit index to this Form 10-Q for the list of exhibits.

Items 3, 4 and 5 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY
(Registrant)

Date: April 28, 2009	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President, Chief Executive Officer and Director

Date: April 28, 2009	/s/ James A. Sabala
James A. Sabala, Senior Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – March 31, 2009
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

3.3

Form of Certificate of Designations for 12% Convertible Preferred Stock. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 4, 2009 (File No. 1-8491), and incorporated herein by reference.

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

10.1(a)

Third Amendment to Credit Agreement, effective December 30, 2008, by and among Hecla Mining Company, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on January 2, 2009 (File No. 1-8491), and incorporated herein by reference.

10.1(b)

Fourth Amendment to Credit Agreement, effective February 3, 2009, by and among Hecla Mining Company, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on February 4, 2009 (File No. 1-8491), and incorporated herein by reference. (Exhibit A to Fourth Amendment to Credit Agreement, effective February 3, 2009, is filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.2

Asset Purchase Agreement with Minera William S.A. de C.V., Minera Hecla S.A. de C.V. and BLM Minera Mexicana, S.A. de C.V., dated March 6, 2009. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 11, 2009 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.