Form 10-Q
period 2009-06-30
HECLA MINING CO/DE/
filed 2009-07-29
CIK 719413

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
          Yes ☐.   No ☐.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☒.	Accelerated Filer ☐.
Non-Accelerated Filer ☐.	Small reporting company ☐.
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.   No ☒.

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding July 28, 2009
Common stock, par value	236,493,675
$0.25 per share

Hecla Mining Company and Subsidiaries

Form 10-Q

For the Quarter Ended June 30, 2009

I N D E X*

*Items 3 and 5 of Part II are omitted as they are not applicable.

Item 1.	Financial Statements

Part I - Financial Information

Hecla Mining Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$57,357	$36,470
Accounts receivable:
Trade	21,831	8,314
Other, net	737	1,100
Inventories	21,269	21,331
Current deferred income taxes	2,482	2,481
Other current assets	4,726	4,154
Total current assets	108,402	73,850
Non-current investments	3,518	3,118
Non-current restricted cash and investments	14,647	13,133
Properties, plants, equipment and mineral interests, net	831,210	852,113
Non-current deferred income taxes	36,071	36,071
Other non-current assets and deferred charges	7,258	10,506
Total assets	$1,001,106	$988,791

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	$13,193	$21,850
Accrued payroll and related benefits	9,744	8,475
Accrued taxes	4,825	4,408
Short-term debt	—	40,000
Current portion of long-term debt and capital leases	31,127	8,018
Current portion of accrued reclamation and closure costs	4,794	2,227
Total current liabilities	63,683	84,978
Long-term debt and capital leases	11,078	113,649
Accrued reclamation and closure costs	116,240	119,120
Other noncurrent liabilities	14,115	21,587
Total liabilities	205,116	339,334
Commitments and contingencies (Notes 2, 6 and 11)

SHAREHOLDERS’ EQUITY

Preferred stock, 5,000,000 shares authorized:
Series B preferred stock, $0.25 par value, 157,816 shares issued and outstanding, liquidation preference 2009 — $8,305 and 2008 — $8,029	39	39
Mandatory convertible preferred stock, $0.25 par value, 2,012,500 shares issued and outstanding, liquidation preference 2009 — $211,060 and 2008 — $204,520	504	504
Common stock, $0.25 par value, 400,000,000 shares authorized; issued and outstanding 2009 — 235,662,125 shares and 2008 — 180,379,996 shares	58,936	45,115
Capital surplus	1,099,965	981,161
Accumulated deficit	(341,889)	(351,700)
Accumulated other comprehensive loss	(20,925)	(25,022)
Less treasury stock, at cost; 81,375 common shares	(640)	(640)
Total shareholders’ equity	795,990	649,457
Total liabilities and shareholders’ equity	$1,001,106	$988,791

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands, except for per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Sales of products	$74,610	$67,493	$129,331	$104,961

Cost of sales and other direct production costs	41,526	55,741	71,160	71,644
Depreciation, depletion and amortization	15,927	10,127	31,145	13,040
	57,453	65,868	102,305	84,684
Gross profit	17,157	1,625	27,026	20,277

Other operating expenses:
General and administrative	4,604	5,439	9,328	10,332
Exploration	1,236	7,340	2,264	12,911
Other operating expense	1,347	960	2,624	1,457
(Gain) loss on disposition of properties, plants, equipment and mineral interests	1	—	(6,228)	—
Termination of employee benefit plan	—	—	(8,950)	—
Provision for closed operations and environmental matters	1,029	830	1,906	1,490
	8,217	14,569	944	26,190
Income (loss) from operations	8,940	(12,944)	26,082	(5,913)

Other income (expense):
Gain on sale of investments	—	8,097	—	8,097
Loss on impairment of investments	(3,018)	—	(3,018)	—
Interest and other income	136	593	346	3,095
Debt-related fees	(464)	—	(5,739)	—
Interest expense, net of amount capitalized	(2,750)	(5,796)	(7,430)	(5,839)
	(6,096)	2,894	(15,841)	5,353

Income (loss) from continuing operations before income taxes	2,844	(10,050)	10,241	(560)
Income tax benefit (provision)	(345)	(259)	(430)	3,815

Income (loss) from continuing operations	2,499	(10,309)	9,811	3,255

Loss from discontinued operations, net of taxes	—	(19,298)	—	(17,380)
Loss on impairment of discontinued operations, net of taxes	—	(11,372)	—	(11,372)

Net income (loss)	2,499	(40,979)	9,811	(25,497)
Preferred stock dividends	(3,409)	(3,409)	(6,817)	(6,817)

Income (loss) applicable to common shareholders	$(910)	$(44,388)	$2,994	$(32,314)

Comprehensive income (loss):
Net income (loss)	$2,499	$(40,979)	$9,811	$(25,497)
Change in derivative contracts	624	—	1,026	—
Reclassification of gain (loss) on sale or impairment of marketable securities included in net income (loss)	3,018	(8,115)	3,018	(8,115)
Unrealized holding gains (losses) on investments	(230)	(1,452)	53	3,358

Comprehensive income (loss)	$5,911	$(50,546)	$13,908	$(30,254)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.11)	$0.01	$(0.03)
Loss from discontinued operations	$—	$(0.15)	$—	$(0.14)
Loss on impairment of discontinued operations	$—	$(0.09)	$—	$(0.09)
Income (loss) per common share	$0.00	$(0.35)	$0.01	$(0.26)
Weighted average number of common shares outstanding - basic	222,417	126,341	209,659	124,538

Weighted average number of common shares outstanding - diluted	222,417	126,341	210,475	124,538

The accompanying notes are an integral part of the interim consolidated financial statements.

Part I - Financial Information (Continued)

Hecla Mining Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Operating activities:
Net income (loss)	$9,811	$(25,497)
Loss on discontinued operations, net of tax	—	28,752
Income from continuing operations	9,811	3,255

Non-cash elements included in net income (loss):
Depreciation, depletion and amortization	31,145	13,040
Gain on sale of investments	—	(8,097)
Loss on impairment of investments	3,018	—
Gain on disposition of properties, plants and equipment	(6,228)	—
Provision for reclamation and closure costs	822	314
Stock compensation	1,911	3,186
Preferred shares issued for debt-related expenses	4,262	—
Deferred income taxes	—	(1,720)
Amortization of loan origination fees	2,264	1,438
Gain on termination of employee benefit plan	(8,950)	—
Loss on derivative contract	1,230	—
Other non-cash charges, net	773	241

Change in assets and liabilities:
Accounts and notes receivable	(13,154)	(2,789)
Inventories	62	(502)
Reversal of purchase price allocation to product inventory	—	16,637
Other current and non-current assets	(1,578)	(572)
Accounts payable and accrued liabilities	(8,657)	(5,945)
Accrued payroll and related benefits	1,595	413
Accrued taxes	417	(228)
Accrued reclamation and closure costs and other non-current liabilities	844	(2,077)

Net cash used by discontinued operations	—	(12,570)

Cash provided by operating activities	19,587	4,024

Investing activities:
Additions to properties, plants, equipment and mineral interests	(9,267)	(31,161)
Purchase of 70.3% of Greens Creek, net of cash acquired	—	(688,091)
Proceeds from sale of investments	—	27,001
Deposit on operations held for sale	—	10,000
Proceeds from disposition of properties, plants and equipment	8,017	—
Increase in restricted cash and investment balances	(215)	(282)
Maturities of short-term investments and securities held for sale	—	4,036

Net cash used by discontinued operations	—	(456)

Net cash used in investing activities	(1,465)	(678,953)

Financing activities:
Common stock issued under stock option plans	—	155
Proceeds from issuance of stock and warrants, net of related costs	128,316	—
Dividends paid to preferred shareholders	—	(7,289)
Loan origination fees	—	(5,250)
Payments on interest rate swap	(1,946)	—
Borrowings on debt	—	360,000
Repayments of debt and capital leases	(123,605)	—

Net cash provided by financing activities	2,765	347,616

Change in cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	20,887	(327,313)
Cash and cash equivalents at beginning of period	36,470	373,123

Cash and cash equivalents at end of period	$57,357	$45,810

Significant non-cash investing and financing activities:
Addition of capital lease obligations	$3,938	$—
Preferred stock issued for debt-related fees	$4,262	$—
Stock issued for acquisition of properties	$—	$10,494
Stock issued for acquisition of 70.3% of Greens Creek	—	$53,384

The accompanying notes are an integral part of the interim consolidated financial statements.

Note 1.	Basis of Preparation of Financial Statements

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

          We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on July 29, 2009. No significant subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

          When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in current period net income (loss). Idle facilities placed on standby basis are carried at the lower of net carrying value or estimated net realizable value. The net carrying values of idle facilities are written-down to salvage value upon reaching the end of the economic mine life and being placed on standby basis. Therefore, with the exception of depreciation recorded on mobile equipment used in ongoing exploration and reclamation efforts at such properties, we do not record depreciation on idle facilities when they are not in operation.

          Undeveloped mineral interests are not amortized until such time as they are converted to proven and probable reserves. At that time, the basis of the mineral interest is amortized on a units-of-production basis. Pursuant to our policy on impairment of long-lived assets, if it is determined that an undeveloped mineral interest cannot be economically converted to proven and probable reserves, the basis of the mineral interest is reduced to its net realizable value and an impairment loss is recorded to expense in the period in which it is determined to be impaired.

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

Non-current Investments

          At June 30, 2009 and December 31, 2008, the fair market value of our non-current investments was $3.5 million and $3.1 million, respectively. Marketable equity securities are carried at fair market value, as they are classified as “available-for-sale”. The basis of these investments, representing equity securities, was approximately $5.5 million at June 30, 2009 and December 31, 2008. Of the $3.5 million non-current investments balance at June 30, 2009, $1.5 million represents approximately 3.6 million shares of Rusoro stock transferred to us upon the sale of El Callao and Drake Bering (see Note 5 for information on the sale of our discontinued Venezuelan operations). During the second quarter of 2009, we recognized a $3.0 million loss on impairment of the Rusoro shares pursuant to the accounting guidance on available-for-sale securities, as we determined the impairment to be other-than-temporary.

          At June 30, 2009, total unrealized gains of $1.2 million for investments held having a net gain position and total unrealized losses of $0.2 million for investments held having a net loss position were included in accumulated other comprehensive income (loss).

Restricted Cash and Investments

          Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. Restricted investments primarily represent investments in money market funds and certificates of deposit. These investments (which included current and non-current balances) are restricted primarily for reclamation funding or surety bonds and were $15.5 million at June 30, 2009, and $15.2 million at December 31, 2008.

          Our loan covenants required that we maintain an unencumbered cash balance of at least $18.7 million at June 30, 2009. There is no legal restriction on the funds, therefore, we did not classify them as restricted cash. See Note 11 for more information on our loan covenants.

Note 3.	Income Taxes

          For the three and six months ended June 30, 2009, we recorded $0.3 million and $0.4 million income tax provisions, respectively, primarily the result of foreign income tax and withholding tax expense. For the three months ended June 30, 2008, we recorded a $3.0 million income tax provision, which was primarily the result of the reduction of deferred tax assets related to discontinued operations. See Note 5 for further discussion of discontinued operations. For the six months ended June 30, 2008, we recorded a $0.9 million net tax benefit as a result of a reduction to the valuation allowance of $4.9 million in the first quarter of 2008, reduced by a $3.0 million provision arising from discontinued operations, less a current provision of $1.0 million for alternative minimum tax, state income tax and foreign withholding taxes. For the six months ended June 30, 2008, a net tax benefit of $3.8 million is allocated to continuing operations and net income tax expense of $2.9 million is reported in loss on sale of discontinued operations, net of taxes.

          We assessed our estimate for the realization of our net deferred tax assets as of June 30, 2009, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. Realization of deferred tax assets is dependent upon future taxable income. For the six months ended June 30, 2009, we estimate a net tax loss in the U.S. primarily due to the significant costs associated with debt service. However, operational performance outperformed our previous estimate indicating that we remain on track to meet income projections used to support the utilization of the net deferred tax asset. The deferred tax benefit for the first half 2009 tax loss is offset by additional valuation allowance. Thus, the net deferred tax asset of $38.5 million remains unchanged from the year ended December 31, 2008.

          The acquisition of the remaining 70.3% of Greens Creek in the second quarter of 2008 was a taxable acquisition whereby the tax bases of the assets acquired and liabilities assumed equal their book bases. No deferred taxes (other than for an adjustment to the existing valuation allowance discussed below) were recognized as a result of the acquisition. Subsequent to the acquisition date, deferred taxes related to acquired operations were recorded for differences in tax and book treatment on a prospective basis.

          In connection with the acquisition in 2008, the valuation allowance was reduced as a result of the consideration of future earnings from our additional interest in Greens Creek. This reduction resulted in an increase in current deferred tax assets of $2,373,000, an increase in non-current deferred tax assets of $20,627,000, and a decrease in mineral interests acquired of $23,000,000 on the acquisition date.

          The income tax provisions for the three and six-month periods ended June 30, 2009 and 2008 vary from the amount that would have resulted from applying the statutory income tax rate to pre-tax income, primarily due to the effects of tax net operating loss carryfowards and the valuation allowance.

Note 4.	Inventories

          Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Concentrates, doré, bullion, metals in transit and in-process inventories	$12,386	$12,874
Materials and supplies	8,883	8,457

	$21,269	$21,331

Note 5.	Discontinued Operations and Assets and Liabilities Held for Sale

          During the second quarter of 2008, the Company committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company and Drake-Bering Holdings B.V., our wholly owned subsidiaries which together owned the Company’s business and operations in Venezuela, for $20 million in cash and 3,595,781 shares of Rusoro common stock. The transaction closed on July 8, 2008. The results of operations have been reported in discontinued operations for all periods presented.

          The following table details selected financial information included in the loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2008 (in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Sales of products	$14,521	$23,855
Cost of sales and other direct production costs	(18,519)	(21,656)
Depreciation, depletion and amortization	(1,677)	(4,785)
Exploration expense	(658)	(1,167)
Other operating income (expense)	235	(29)
Provision for closed operations	(215)	(502)
Interest income	130	141
Foreign exchange loss	(13,308)	(13,308)
Interest expense	193	71

Loss from discontinued operations	$(19,298)	$(17,380)

Note 6.	Commitments and Contingencies

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

          In December 2005, we received notice that the EPA allegedly incurred $14.6 million in costs relating to the Bunker Hill site from January 2002 to March 2005. The notice was provided so that we and ASARCO might have an opportunity to review and comment on the EPA’s alleged costs prior to the EPA’s submission of a formal demand for reimbursement, which has not occurred as of the date of this filing. We reviewed the costs submitted by the EPA to determine whether we have any obligation to pay any portion of the EPA’s alleged costs relating to the Bunker Hill site. We were unable to determine what costs we will be obligated to pay under the Bunker Hill Decree based on the information submitted by the EPA. We requested that the EPA provide additional documentation relating to these costs. In September 2006, we received from the EPA a certified narrative cost summary, and certain documentation said to support that summary, which revised the EPA’s earlier determination to state that it had incurred $15.2 million in response costs. The September notice stated that it was not a formal demand and invited us to discuss or comment on the matter. In the second quarter of 2007, we were able to identify certain costs submitted by the EPA that we believe it is probable that we may have liability for within the context of the Decree, and accordingly, in June of 2007, we estimated the range of our potential liability to be between $2.7 million and $6.8 million, and accrued the minimum of the range as we believed no amount in the range was more likely than any other. If we are unable to reach a satisfactory resolution, we may exercise our right under the Bunker Hill Decree to challenge reimbursement of the alleged costs. However, an unsuccessful challenge would likely require us to further increase our expenditures and/or accrual relating to the Bunker Hill site.

          The accrued liability balance at June 30, 2009 relating to the Bunker Hill site was $3.0 million. The liability balance represents our portion of the remaining remediation activities associated with the site, our estimated portion of a long-term institutional controls program required by the Bunker Hill Decree, and potential reimbursement to the EPA of costs allegedly incurred by the agency as described in a notice to us by the agency, less amounts we anticipate receiving based upon our claim in the ASARCO bankruptcy. We believe ASARCO’s remaining share of its future obligations will be paid through proceeds from an ASARCO trust created in 2003 for the purpose of funding certain of ASARCO’s environmental obligations, as well as distributions to be determined by the Bankruptcy Court. In the event we are not successful in collecting what is due us from the ASARCO trust or through the bankruptcy proceedings, because the Bunker Hill Decree holds us jointly and severally liable, it is possible our liability balance for the remedial activity at the Bunker Hill site could be $18.1 million, the amount we currently estimate to complete the total remaining obligation under the Decree, as well as potential reimbursement to the EPA of costs allegedly incurred by the agency at the Bunker Hill site. There can be no assurance as to the ultimate disposition of litigation and environmental liability associated with the Bunker Hill Superfund site, and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

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

          In May 1998, the EPA announced that it had commenced a Remedial Investigation/ Feasibility Study under CERCLA for the entire Basin, including Lake Coeur d’Alene, as well as the Bunker Hill site, in support of its response cost claims asserted in its March 1996 lawsuit. In October 2001, the EPA issued its proposed clean-up plan for the Basin. The EPA issued the Record of Decision (“ROD”) on the Basin in September 2002, proposing a $359.0 million Basin-wide clean-up plan to be implemented over 30 years and establishing a review process at the end of the 30-year period to determine if further remediation would be appropriate. In 2009, the EPA commenced a process expected by mid-2010 to result in an amendment to the ROD for the Basin adopting certain changes to the ecological cleanup plan for the upper portion of the Basin.

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

          Two of the defendant mining companies, Coeur d’Alene Mines Corporation and Sunshine Mining and Refining Company, settled their liabilities under the litigation during 2001. We and ASARCO (which, as discussed above, filed for bankruptcy in August 2005) are the only defendants remaining in the United States’ litigation. Phase II of the trial was scheduled to commence in January 2006. As a result of ASARCO’s bankruptcy filing, the Idaho Federal Court vacated the January 2006 trial date. We anticipate the Court will schedule a status conference to address rescheduling the Phase II trial date sometime in late 2009 or early 2010.

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

          In expert reports exchanged with the defendants in August and September 2004, the United States claimed to have incurred approximately $87.0 million for past environmental study, remediation and legal costs associated with the Basin for which it is alleging it is entitled to reimbursement in Phase II. In its claims filed in the ASARCO bankruptcy case, the U.S. increased this claim to $180 million. A portion of these costs is also included in the work to be done under the ROD. With respect to the United States’ past cost claims, as of June 30, 2009, we have determined a potential range of liability for this past response cost to be $5.6 million to $13.6 million, with no amount in the range being more likely than any other amount.

          Although the United States has previously issued its ROD proposing a clean-up plan totaling approximately $359.0 million and its past cost claim is $87.0 million, based upon the Court’s prior orders, including its September 2003 order and other factors and issues to be addressed by the Court in Phase II of the trial, we currently estimate the range of our potential liability for both past costs and remediation (but not natural resource damages as discussed above) in the Basin to be $65.6 million to $93.6 million (including the potential range of liabilities of $60.0 million to $80.0 million for Basin cleanup, and $5.6 million to $13.6 million for the United States’ past cost claims as discussed above), with no amount in the range being more likely than any other number at this time. We have accrued the minimum liability within this range, which at June 30, 2009, was $65.6 million. It is possible that our ability to estimate what, if any, additional liability we may have relating to the Basin may change in the future depending on a number of factors, including but not limited to information obtained or developed by us prior to Phase II of the trial and its outcome, and, any interim court determinations. There can be no assurance as to the outcome of the Coeur d’Alene River Basin environmental claims and we believe it is possible that a combination of various events, as discussed above, or other events could be materially adverse to our financial results or financial condition.

Insurance Coverage Litigation

          In 1991, we initiated litigation in the Idaho District Court, County of Kootenai, against a number of insurance companies that provided comprehensive general liability insurance coverage to us and our predecessors. We believe the insurance companies have a duty to defend and indemnify us under their policies of insurance for all liabilities and claims asserted against us by the EPA and the Tribe under CERCLA related to the Bunker Hill site and the Basin. In 1992, the Idaho State District Court ruled that the primary insurance companies had a duty to defend us in the Tribe’s lawsuit. During 1995 and 1996, we entered into settlement agreements with a number of the insurance carriers named in the litigation. Prior to 2009, we have received a total of approximately $7.2 million under the terms of the settlement agreements. Thirty percent of these settlements were paid to the EPA to reimburse the U.S. Government for past costs under the Bunker Hill Decree. Litigation is still pending against one insurer with trial suspended until the underlying environmental claims against us are resolved or settled. The remaining insurer in the litigation, along with a second insurer not named in the litigation, is providing us with a partial defense in all Basin environmental litigation. As of June 30, 2009, we have not recorded a receivable or reduced our accrual for reclamation and closure costs to reflect the receipt of any potential insurance proceeds.

Mexico Litigation

          In Mexico, our wholly owned subsidiary, Minera Hecla, S.A de C.V., has been involved in two cases in the State of Durango, Mexico, concerning title to the Velardeña mill. The Velardeña mill processed ore from our now closed San Sebastian mine, and the mill was placed on care and maintenance upon closure of the mine. In January 2009, we began negotiations to sell the mill to the claimant in the Mexico litigation. We reached an agreement to sell the mill and resolve the claims in the litigation and the transaction closed in March 2009 (see Note 15 for more information). As part of the Asset Purchase Agreement, the parties agreed to work cooperatively under the applicable procedures of Mexican law to dismiss the litigation between the parties. As of June 30, 2009, the trial court ruling had not been dismissed; however, the parties expect the case to be formally dismissed later in 2009.

BNSF Railway Company Claim

          In early November 2008, legal counsel for the BNSF Railway Company (“BNSF”) submitted a contribution claim under CERCLA against us for approximately $52,000 in past costs BNSF incurred in investigation of environmental conditions at the Wallace Yard near Wallace, Idaho. BNSF asserts that a portion of the Wallace Yard site includes the historic Hercules Mill owned and operated by Hercules Mining Company and that Hecla Limited is a successor to Hercules Mining Company. BNSF proposes that we reimburse them for the $52,000 in past costs and agree to pay all future clean up for the Hercules mill portion of the site, estimated to be $291,000, and 12.5% of any other site costs that cannot be apportioned. We requested and received additional information from BNSF and are investigating the claim, but do not believe that the outcome of this claim will have a material adverse effect on our results from operations or financial position. We have not recorded a liability relating to the claim as of June 30, 2009.

Rio Grande Silver Guarantee

          On February 21, 2008, our wholly-owned subsidiary, Rio Grande Silver Inc. (“Rio”), entered into an agreement with Emerald Mining & Leasing, LLC (“EML”) and Golden 8 Mining, LLC (“G8”) to acquire the right to earn-in to a 70% interest in the San Juan Silver Joint Venture, which holds a land package in the Creede Mining District of Colorado. On October 24, 2008, Rio entered into an amendment to the agreement which delays the incurrence of qualifying expenses to be paid by Rio pursuant to the original agreement. In connection with the amended agreement, we are required to guarantee certain environmental remediation-related obligations of EML and G8 to Homestake Mining Company of California (“Homestake”) up to a maximum liability to us of $2.5 million. As of June 30, 2009, we have not been required to make any payments pursuant to the guarantee. We may be required to make payments in the future, limited to the $2.5 million maximum liability, should EML and G8 fail to meet their obligations to Homestake. However, to the extent that any payments are made by us under the guarantee, EML and G8, in addition to other parties named in the amended agreement, have jointly and severally agreed to reimburse and indemnify us for any such payments. We have not recorded a liability relating to the guarantee as of June 30, 2009.

Lucky Friday Water Permit Exceedances

          In late 2008, we began experiencing a number of water permit exceedances for water discharges at our Lucky Friday unit. In April 2009, we entered into a Consent Agreement and Final Order (“CAFO”) and a Compliance Order with the U.S. Environmental Protection Agency (“EPA”), which included an extended compliance timeline. In connection with the CAFO, we agreed to pay an administrative penalty to the EPA of $177,500 to settle any liability for such exceedances. We are undertaking efforts that we believe will be successful in bringing our water discharges at the Lucky Friday unit into compliance with the permit, but cannot provide assurances that we will be able to fully comply with the permit limits, particularly in the near future.

Other Commitments

          Our contractual obligations as of June 30, 2009 included approximately $4.0 million for various capital projects at the Greens Creek and Lucky Friday units, and approximately $11.9 million for commitments relating to non-capital items at Greens Creek. In addition, our commitments relating to open purchase orders at June 30, 2009 included approximately $1.5 million and $0.9 million, respectively, for various capital items at the Greens Creek and Lucky Friday units, and approximately $0.4 million and $0.3 million, respectively, for various non-capital costs. We also have total commitments of approximately $5.8 million relating to scheduled payments on capital leases for equipment at our Greens Creek and Lucky Friday units (see Note 11 for more information).

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

          We are authorized to issue 400,000,000 shares of common stock, $0.25 par value per share, of which 235,743,500 shares were issued at June 30, 2009.

          For the three- and six-month periods ended June 30, 2009 and 2008, there were no differences between basic and fully diluted earnings per share. The following table reconciles weighted average common shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2009 and 2008 (thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Income (loss) from continuing operations	$2,499	$(10,309)	$9,811	$3,255
Preferred stock dividends	(3,409)	(3,409)	(6,817)	(6,817)
Income (loss) from continuing operations applicable to common shares	(910)	(13,718)	2,994	(3,562)
Loss on discontinued operations, net of tax	—	(19,298)	—	(17,380)
Loss on impairment of discontinued operations, net of tax	—	(11,372)	—	(11,372)
Net income (loss) applicable to common shares for basic and diluted earnings per share	$(910)	$(44,388)	2,994	$(32,314)

Denominator
Basic weighted average common shares	222,417	126,341	209,659	124,538
Dilutive stock options and restricted stock	—	—	816	—
Diluted weighted average common shares	222,417	126,341	210,475	124,538

Basic and diluted earnings per common share
Income (loss) from continuing operations	$0.00	$(0.11)	$0.01	$(0.03)
Loss from discontinued operations	—	(0.15)	—	(0.14)
Loss on impairment of discontinued operations	—	(0.09)	—	(0.09)
Net income (loss) applicable to common shares	$0.00	$(0.35)	$0.01	$(0.26)

          Diluted income per share for the three and six months ended June 30, 2009 and 2008 exclude the potential effects of outstanding shares of our convertible preferred stock, as their conversion and exercise would have no effect on the calculation of dilutive shares.

          Options to purchase 1,713,925 shares of our common stock, restricted share unit awards totaling 543,847 shares of our common stock, 1,045,321 shares to be distributed in January 2010 for payment of bonuses, and warrants to purchase 38,717,816 shares of our common stock were not included in the computation of diluted earnings per share in the three-month period ended June 30, 2009 due to net losses that would cause their conversion and exercise to have no effect on the calculation of earnings per share. For the six-month period ended June 30, 2009, options to purchase 1,713,925 shares of our common stock and warrants to purchase 38,717,816 shares of our common stock were excluded from the computation of diluted earnings per share because the exercise price of the options and warrants exceeded the average price of our stock during the periods and therefore would not affect the calculation of earnings per share. Options to purchase 1,500,560 shares of our common stock and restricted share unit awards to purchase 132,106 shares of our common stock were not included in the computation of diluted earnings per share in the three- and six-month periods ended June 30, 2008 due to net losses that would cause their conversion and exercise to have no effect on the calculation of earnings per share.

Note 8.	Business Segments

          We are currently organized and managed by two segments, which represent our operating units: the Greens Creek unit and the Lucky Friday unit.

          Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico. However, as a result of a recent work force reduction and a decrease in exploration activity there resulting from a company-wide cash conservation effort, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for disclosure as a reportable segment as of and for the three- and six-month periods ended June 30, 2009. The corresponding information for all periods presented has been restated.

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly owned subsidiaries holding our business and operations in Venezuela, with the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Operations and Cash Flows for all periods presented (see Note 5. Discontinued Operations). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela.

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

          The following tables present information about reportable segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales from continuing operations to unaffiliated customers:
Greens Creek	$55,557	$50,683	$95,571	$64,316
Lucky Friday	19,053	16,810	33,760	40,645

	$74,610	$67,493	$129,331	$104,961

Income (loss) from continuing operations:
Greens Creek	$11,826	$(4,032)	$27,859	$2,268
Lucky Friday	5,021	3,489	7,328	14,751
Other	(7,907)	(12,401)	(9,105)	(22,932)

	$8,940	$(12,944)	$26,082	$(5,913)

          The following table presents identifiable assets by reportable segment as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Identifiable assets:
Greens Creek	$789,667	$800,030
Lucky Friday	111,855	103,748
Other	99,584	85,013

	$1,001,106	$988,791

Note 9.	Employee Benefit Plans

          We sponsor defined benefit pension plans covering substantially all U.S. employees. Net periodic pension cost (income) for the plans consisted of the following for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$567	$452	$3	$266
Interest cost	916	916	14	124
Expected return on plan assets	(1,169)	(1,586)	—	—
Amortization of prior service cost	150	137	—	125
Amortization of net gain	309	4	(11)	(12)
Net periodic benefit cost (income)	$773	$(77)	$6	$503

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$1,134	$701	$7	$268
Interest cost	1,831	1,807	28	137
Expected return on plan assets	(2,337)	(3,235)	—	—
Amortization of prior service cost	301	244	(1)	124
Amortization of net (gain) loss	617	(30)	(22)	(25)
Net periodic benefit cost (income)	$1,546	$(513)	$12	$504

          We do not expect to contribute to the pension plans during the year.

          At the end of March 2009 we made the decision to terminate a post-retirement medical benefit plan covering employees at our Greens Creek unit. Notification of the termination was sent to the plan participants on March 31, 2009. As a result, we recognized a $9 million non-cash gain on termination of the plan during the first quarter of 2009.

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

          On May 28, 2009 the board of directors granted, under already existing plans, 559,685 stock options vesting on the grant date. The grant-date exercise price of the stock options is $3.42. The options expire 5 years after grant. The fair value of the stock options granted during 2009 was measured using the following assumptions:

Grant Date	Expected Life	Expected Volatility	Risk-Free Interest Rate	Grant Date Fair Value per Option
May 28, 2009	2.67 years	90%	1.99%	$1.91

          On May 28, 2009 the board of directors also granted 74,830 stock units that vested immediately, and 464,622 restricted stock units that vest in May 2010.

          In March 2009, certain portions of employee bonuses, which were accrued at December 31, 2008, were paid with 1,784,671 stock units. Of these units, 739,350 were distributed as shares of common stock issued to the employees in March of 2009. The remaining 1,045,321 units have been deferred and will be distributed as common shares on January 2, 2010.

          Share-based compensation expense for stock option and restricted stock unit grants recorded in the first six months of 2009 totaled $1.9 million, compared to $3.1 million in the same period last year.

Private Placement Offering

          On June 2, 2009, we entered into a definitive agreement to sell securities in a private placement for gross proceeds of approximately $60 million, which closed on June 4, 2009. The securities in the sale included:

•	Approximately 17.4 million shares of our common stock.

•

Series 4 warrants to purchase up to approximately 12.2 million shares of our common stock at an exercise of $3.68 per share, subject to certain adjustments. The Series 4 warrants are exercisable on December 7, 2009 and during the 181 day period following that date.

          The units, including common stock and warrants, were priced at $3.45 per unit, resulting in gross proceeds of approximately $60 million. Net proceeds to us were approximately $57.5 million after related expenses (including placement fees). In arriving at the relative values of the common stock and warrants, we used the Black-Scholes option pricing model with a risk-free interest rate of 1.99%, stock price at closing on the date before issuance of $3.33, volatility of 131%, dividend yield of 0%, and terms equal to the terms of the warrants. The relative values of our stock and warrants, in thousands, were:

	Shares	Value
Common Stock	17,391,302	$43,393
Series 4 warrants to purchase Common Stock	12,173,913	14,168
Total		$57,561

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

	Shares	Value
Common Stock	36,800,000	$56,135
Series 3 warrants to purchase Common Stock	18,400,000	14,816
Total		$70,951

          The following table summarizes certain information about our stock purchase warrants at June 30, 2009:

	Warrants	Exercise Price	Value at Issuance Date (in thousands)	Expiration Date
Warrants Issued:
Series 1 warrants to purchase Common Stock	7,682,927	$2.45	$5,335	June 2014
Series 1 warrants to purchase Common Stock	460,976	2.56	—	June 2014
Series 2 warrants to purchase Common Stock	7,682,927	2.35	620	February 2009
Series 3 warrants to purchase Common Stock	18,400,000	2.50	14,816	August 2014
Series 4 warrants to purchase Common Stock	12,173,913	3.68	14,168	May 2010
Total Warrants Issued	46,400,743		34,939

Warrants Expired:
Series 2 warrants to purchase Common Stock	(7,682,927)	2.35	(620)	February 2009

Total Warrants Outstanding and Exercisable	38,717,816		$34,319

          At June 30, 2009 the price of our common stock was lower than the exercise price of the Series 4 warrants outstanding.

12% Convertible Preferred Stock

          In connection with the Fourth Amendment of our credit agreement in February 2009, we established a new series of 12% Convertible Preferred Stock. Pursuant to the amended and restated credit agreement, 42,621 shares of the 12% Convertible Preferred Stock were issued to the lenders in February 2009 and valued at $4.3 million at the time of issuance. In addition, we agreed to issue to the lenders an aggregate amount of 12% Convertible Preferred Stock equal to 3.75% of the aggregate principal amount of the term facility outstanding on each subsequent July 1st and January 1st that the term loan is outstanding until the term facility is paid in full. However, we entered into a Fifth Amendment of our credit agreement in June 2009 which waives, through September 15, 2009, the 3.75% semiannual fee to be paid in the 12% Convertible Preferred Stock. See Note 11 for more information on our credit facilities. Below is information on the characteristics of the new Series of 12% Convertible Preferred Stock.

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

          Liquidation Preference

          The 12% Convertible Preferred shareholders will be entitled to receive, in the event that we are liquidated, dissolved or wound up, whether voluntary or involuntary, $100 per share of 12% Convertible Preferred Stock plus an amount per share equal to accumulated and unpaid dividends on the shares to the date fixed at liquidation, winding-up or dissolution, to be paid out of assets available for distribution to our shareholders, after satisfaction of liabilities owed to our creditors and distributions to holders of stock senior to the 12% Convertible Preferred Stock, and before any payment or distribution is made on any Junior Stock, including, without limitation, Common Stock. The liquidation preference as of June 30, 2009 was $4.5 million.

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

          The terms of our 12% Convertible Preferred Stock require that we redeem all outstanding stock on the five-year anniversary of its effective date at a price equal to the sum of the liquidation preference and all accumulated and unpaid dividends. As required by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, we have therefore classified the preferred stock as a non-current liability on our balance sheet, including the accrual of interest expense for dividends in arrears on the shares. The liability balance was $4.5 million as of June 30, 2009.

          In July of 2009, certain holders of 12% Convertible Preferred Stock converted 13,700 shares of their preferred stock to 828,326 shares of common stock pursuant to the Certificate of Designations of the 12% Convertible Preferred Stock.

Note 11.	Long-term Debt and Capital Leases

          Long-term debt and capital lease obligations consist of the following:

	June 30, 2009	December 31 2008
Long-term debt	$38,337	$121,667
Short-term debt	—	40,000
Capital lease obligations	3,868	—
Total long-term debt and capital lease obligations	42,205	161,667
Less: Current maturities	(31,127)	(48,018)

Non-current portion of long-term debt and capital lease obligations	$11,078	$113,649

          The annual maturities of all long-term debt and capital lease commitments are:

Twelve-month period ending June 30,	Long-term debt	Capital Leases
2010	$30,000	$1,127
2011	8,337	1,220
2012	—	1,521

Total	$38,337	$3,868

Credit Facilities

          On April 16, 2008, our existing revolving credit agreement was amended and restated in connection with our acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. The amended and restated agreement involved a $380 million facility, consisting of a $140 million three-year term facility originally maturing on March 31, 2011, which was fully drawn upon closing of the Greens Creek transaction, and a $240 million bridge facility, which originally was scheduled to mature in October 2008. We utilized $220 million from the bridge facility at the time of closing the Greens Creek transaction, and used the remaining $20 million balance available for general corporate purposes in September 2008.

          The first term facility principal payment of $18.3 was paid on September 30, 2008. We applied $162.9 million in proceeds from the public offering of 34.4 million shares of our common stock against the bridge loan principal balance during the third quarter of 2008. On October 16, 2008, the Company repaid an additional $37.1 million of the bridge facility balance and reached an agreement with its bank syndicate to extend the remaining $40 million outstanding bridge facility balance until February 16, 2009. In December 2008, we reached an agreement with the bank syndicate to move the $18.3 million term facility principal payment originally scheduled for December 31, 2008 to February 13, 2009, and repayment of the $40 million bridge facility balance was due on February 13, 2009 as a result of the amendment. On February 3, 2009, we again amended the terms of the credit agreement to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011.

          On February 4, 2009, we entered into an agreement to sell 32 million units comprised of one share of Common Stock and one-half Series 3 Warrant to purchase one share of Common Stock in an underwritten public offering for proceeds of approximately $65.6 million. On February 6, 2009, the underwriters exercised their over-allotment option in connection with the original offering, resulting in the issuance and sale of 4.8 million additional units for additional proceeds of approximately $9.8 million. We applied $40 million of the total proceeds to the retirement of our outstanding bridge facility balance on February 10, 2009. In accordance with the credit facilities, we also reduced our term loan by approximately $8 million in February 2009.

           On June 4, 2009, we completed the sale in a private placement of 17.4 million shares of our common stock and Series 4 Warrants to purchase 12.2 million shares of our common stock for gross proceeds of $60 million (see Note 10 for more information). $57.2 million of the proceeds were applied against the outstanding term facility balance in June 2009.

          On June 29, 2009, we made an $18.2 million prepayment of our term facility principal balance under an additional amendment to our credit facility under which principal payments of $15 million are to be made on March 31 and June 30, 2010, with a final payment of $8.3 million due on September 30, 2010. As a result, $30.0 million of the $38.3 million outstanding term facility balance as of June 30, 2009 was classified as current, with the remaining $8.3 million classified as long-term. We and all of our material U.S. subsidiaries guarantee the amended and restated credit agreement, and we have granted security interests on all of the assets of our U.S. subsidiaries under the amended and restated credit agreement, with limited exceptions.

          The December 2008 amendment to the agreement to defer the $18.3 million principal payment discussed above also resulted in a change to the interest rate on the term facility from an applicable margin of 2.25% and 3.00% over LIBOR to an applicable margin of 6% over LIBOR, or an alternative base rate plus an applicable margin of 5.00%. However, we entered into an interest rate swap agreement to manage the effects of interest rate volatility on the term facility (see Note 13). The $38.3 million term facility balance outstanding at June 30, 2009 was subject to the interest rate swap and had an interest rate of 9.38% at June 30, 2009. The interest rate applicable margins did not change as a result of the February 3 and June 29, 2009 amendments to the agreement. During the first half of 2009, we incurred interest expense totaling $6.3 million for the term facility, including amortization of loan origination fees and net expense incurred for the interest rate swap. The bridge facility had an interest rate of either LIBOR plus 6.00% or an alternative base rate plus 5.00%. During the first quarter of 2009, we incurred interest expense totaling $2.3 million, including amortization of loan origination fees, for the bridge facility prior to our repayment of the outstanding balance in February 2009.

          The February 3, 2009 amendment to the amended and restated credit agreement also required us to pay an additional fee to our lenders upon effectiveness of the amendment, and on each subsequent July 1st and January 1st, by issuing to the lenders an aggregate amount of a new Series of 12% Convertible Preferred Stock (discussed further in Note 10) equal to 3.75% of the aggregate principal amount of the term facility outstanding on February 10, 2009 and on each July 1st and January 1st thereafter until the term facility is paid off in full. Pursuant to this requirement, 42,621 shares of 12% Convertible Preferred Stock valued at $4.3 million were issued to the lenders in February 2009. However, the June 2009 amendment to our credit agreement waived, through September 15, 2009, the 3.75% semiannual fee paid in 12% Convertible Preferred Stock.

          $0.3 million in interest expense incurred on our credit facilities was capitalized and $2.8 million was recorded to expense during the three months ended June 30, 2009. $1.2 million in interest expense incurred was capitalized and $7.4 million was recorded to expense during the six months ended June 30, 2009.

          The amended and restated credit agreement includes various covenants and information and reporting requirements. The covenants include the requirement that our aggregate capital expenditures and exploration costs not exceed $75 million from January 15, 2009 through January 15, 2010, and also limit our capital expenditures and exploration costs incurred during the trailing four-quarter periods as follows (in thousands):

Four-quarter period ended	Maximum capital expenditures	Maximum exploration expenditures
March 31, 2010	$33,625	$7,891
June 30, 2010	31,884	8,135
September 30, 2010	29,808	8,400

           In addition, the covenants include a requirement to achieve certain minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels as follows (in thousands):

Period January 1, 2009 through	Minimum EBITDA
June 30, 2009	$6,709
September 30, 2009	8,048
December 31, 2009	10,909

Four-quarter period ended	Minimum EBITDA
March 31, 2010	$7,789
June 30, 2010	6,633
September 30, 2010	5,919

           The covenants also require us to maintain a minimum level of unencumbered cash and equivalents as follows (in thousands):

Period January 1, 2009 through	Minimum unencumbered cash and cash equivalents
June 30, 2009	$18,715
July 31, 2009	8,715
August 31, 2009	8,715
September 30, 2009	8,715
October 31, 2009	8,715
November 30, 2009	8,715
December 31, 2009	11,115

          We were in compliance with our covenants and other requirements related to the amended and restated credit agreement as of June 30, 2009 and expect to remain in compliance for the foreseeable future.

Capital Leases

          We entered into two 36-month lease agreements in January 2009 for equipment at our Greens Creek and Lucky Friday units, which we have determined to be capital leases pursuant to SFAS No. 13, Accounting for Leases. As of June 30, 2009, we recorded $3.9 million for the gross amount of assets acquired under the capital leases, net of $0.3 million in accumulated depreciation, in Properties, plants, equipment and mineral interests. We recorded a total liability balance of $3.9 million at June 30, 2009 relating to the lease obligations, with $1.1 million of the liability classified as current and included in Current portion of long-term debt and capital leases and the remaining $2.7 million included in Long-term debt and capital leases. The total obligation for future minimum future lease payments was $4.3 million at June 30, 2009, with $0.4 million attributed to interest.

Note 12.	Developments in Accounting Pronouncements

          In December 2008, FASB Financial Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued to amend SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 13.	Derivative Instruments

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production, thereby partially offsetting our exposure to fluctuations in the market. These instruments do, however, expose us to other risks, including the amount by which the contract price exceeds the spot price of a commodity, and nonperformance by the counterparties to these agreements. At June 30, 2009, we had no outstanding forward sales contracts, commodity put and call options contracts or other commodity hedging positions.

          We periodically use derivative financial instruments to manage interest rate risk. In May 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to the $38.3 million term facility balance at June 30, 2009 was effectively fixed at a rate of 9.38% until maturity on September 30, 2010. Hedge accounting was applied for this swap pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 1 – Q. Risk Management Contracts in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information. The terms of the interest rate swap agreement including the notional amounts, interest rate reset dates, and maturity dates match the terms of the hedged note to which the swap agreement pertains. At inception and on an ongoing basis, we have performed an effectiveness test using the hypothetical derivative method, and the swap was determined to be highly effective at offsetting changes in the fair value of the hedged note at June 30, 2009. The fair value of the swap was calculated using the discounted cash flow method based on market observable inputs. At June 30, 2009, the fair value of the swap totaled a liability of $0.7 million, with an accumulated unrealized loss of $0.9 million as a result of changes in fair value of the swap. The unrealized loss is included in accumulated other comprehensive loss in our consolidated balance sheet, with the fair value payable included in other non-current liabilities. We estimate that the $0.9 million net unrealized loss will be reclassified to interest expense within the next twelve months.

          On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. On June 8, 2009, we repaid $57.1 million of the outstanding term credit facility balance using proceeds from a private placement equity offering (see Note 10 for more information), and on June 29, 2009, we repaid an additional $18.2 million of the outstanding term facility balance as a part of another amendment to our term credit facility (see Note 11). As a result of these credit facility amendments and repayments, the hedging relationship was de-designated and a new hedging relationship was re-designated in each case. A final retrospective hedge effectiveness assessment was performed on the prior hedging relationships at the date of each de-designation, and only the May 5, 2008 hedging relationship was determined to be ineffective for the first quarter ended March 31, 2009. Consequently, the change in fair value of the swap of $0.1 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement. The amount of unrealized loss included in accumulated other comprehensive income relating to the prior hedge will be recognized in the income statement when the hedged interest payments occur.

Note 14.	Fair Value Measurement

          Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities without a material effect on our results of operations and financial position. We adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities as required as of January 1, 2009.

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

          The table below sets forth our assets and liabilities (in thousands) that were accounted for at fair value as of June 30, 2009, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance at June 30, 2009	Balance at December 31, 2008	Input Hierarchy Level
Assets:
Cash and cash equivalents	$57,357	$36,470	Level 1
Trade accounts receivable	21,831	8,314	Level 2
Other current assets - current restricted cash	808	2,107	Level 1
Non-current investments	3,518	3,118	Level 1
Non-current restricted cash	14,647	13,133	Level 1

Liabilities:
Other non-current liabilities – interest rate swap	745	2,481	Level 2
Other non-current liabilities – 12% Convertible Preferred Stock	4,463	—	Level 2
Accrued reclamation and closure costs – asset retirement obligations	31,812	32,004	Level 3

          We record asset retirement obligations for our operating properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability is accreted over the estimated duration of the remediation plan, and the asset is depreciated over the life of the related asset. Adjustments to the liability for changes resulting from the passage of time (accretion) are recorded to Cost of sales and other direct production costs on our Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). Our asset retirement obligations fall within Level 3 of the fair value hierarchy because the estimates of environmental remediation costs developed by management involve unobservable inputs. Below is a reconciliation of the change in our asset retirement obligations during the six-month period ended June 30, 2009 (in thousands):

Balance January 1, 2009	$32,004
Changes in obligations due to disposition of assets	(957)
Accretion	829
Payment of reclamation obligations	(64)
Balance at June 30, 2009	$31,812

          The $957,000 change in obligations due to disposition of assets above resulted from the sale of the Velardeña mill at our San Sebastian unit in Mexico and was recorded to Gain on disposition of properties, plants, equipment and mineral interests on our Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited). See Note 15 for more information on the sale.

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

          Prior to the first quarter of 2009, we reported an additional segment, the San Sebastian unit, for our various properties and exploration activities in Mexico. However, as a result of a recent work force reduction and decrease in exploration activity there resulting from a company-wide cash conservation effort, and our ownership of 100% of Greens Creek (discussed further below), we have determined that the San Sebastian unit no longer meets the criteria for consideration as a reportable segment as of and for the three- and six month periods ended June 30, 2009. The corresponding information for all periods presented have been restated.

          Prior to the second quarter of 2008, we also reported a fourth segment, the La Camorra unit, representing our operations and various exploration activities in Venezuela. On June 19, 2008, we entered into an agreement to sell our wholly-owned subsidiaries holding our business and operations in Venezuela, with the transaction closing on July 8, 2008. Our Venezuelan activities are reported as discontinued operations on the Condensed Consolidated Statement of Income for all periods presented (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information). As a result, we have determined that it is no longer appropriate to present a separate segment representing our operations in Venezuela, and have restated the corresponding information for all periods presented.

          Metals prices represent one of our greatest opportunities, and risks, as well as the basis for some of our most significant estimates. In the second quarter and first six months of 2009, the average prices of silver, zinc and lead all were lower than their levels from the same periods last year, with average prices for gold being higher in the 2009 periods. However, prices for all four metals improved during the first half of 2009 from their levels at December 31, 2008.

          The map below shows the locations of our operating units and our exploration projects, as well as our corporate offices located in Coeur d’Alene, Idaho and Vancouver, British Columbia.

          Our current business strategy is to focus our financial and human resources in the following areas:

•	operating our properties cost-effectively;
•	expanding our proven and probable reserves and production capacity at our operating properties;
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

•

continuing to seek opportunities to acquire and invest in mining properties and companies; and seeking opportunities for growth both internally and through acquisitions (see the Results of Operations and Financial Liquidity and Capital Resources sections below).

Our estimate for 2009 silver production is between 10 and 11 million ounces.

Results of Operations

          For the second quarter and first six months of 2009 we recorded a loss applicable to common shareholders of $0.9 million and income applicable to common shareholders of $3.0 million ($0.00 and $0.01 per common share, respectively) compared to losses applicable to common shareholders of $44.4 million and $32.3 million ($0.35 and $0.26 per common share) during the same periods in 2008. The following factors resulted in the improved results for the second quarter and first six months of 2009 compared to the same periods in 2008:

•

Increased gross profit at our Greens Creek unit by $15.0 million and $15.8 million for the second quarter and first six months of 2009, respectively, compared to the same 2008 periods (see the Greens Creek Segment section below for further discussion of these variances).

•

A decrease in losses on discontinued operations at the La Camorra unit from $19.3 million and $17.4 million for the second quarter and first six months of 2008, respectively. There were no comparable losses reported in the same 2009 periods as we completed the sale of our discontinued Venezuelan operations in July 2008 (see the Discontinued Operations – La Camorra Unit section below).

•

A loss on the sale of our interests in Venezuela of $11.4 million, net of income tax effect, in the second quarter of 2008 (see Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

The termination of an employee benefit plan resulting in a non-cash gain of $9.0 million recognized in the first quarter of 2009 (see Note 9 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•	The sale of our Velardeña mill in Mexico in March 2009 generating a pre-tax gain of $6.2 million (see Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Decreased exploration expense of $6.1 million and $10.6 million in the second quarter and first six months of 2009, respectively, compared to the same 2008 periods due to a reduction in exploration activity in North Idaho’s Silver Valley, at our San Sebastian unit in Mexico, and at the San Juan Silver project in Colorado as a part of an overall cash conservation effort.

•

Lower interest expense, net of interest capitalized, during the second quarter of 2009 (although higher for the six-month period as discussed below) by $3.0 million compared to the same 2008 period due to repayments of debt incurred for the acquisition of the remaining 70.3% ownership interest in Greens Creek (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

          The factors discussed above were partially offset by the following other significant items affecting the comparison of our operating results for the second quarter and first six months of 2009 to the results for the same 2008 periods:

•

Decreased average prices for silver, zinc and lead produced at our operations, partially offset by higher average gold prices, illustrated by the following table comparing the average prices for the three- and six-months ended June 30, 2009 and 2008:

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Silver –	London PM Fix ($/ounce)	$13.73	$17.17	$13.17	$17.43
	Realized price per ounce	$14.15	$17.25	$14.04	$17.57
Gold –	London PM Fix ($/ounce)	$922	$896	$915	$911
	Realized price per ounce	$970	$896	$954	$893
Lead –	LME Final Cash Buyer ($/pound)	$0.68	$1.05	$0.60	$1.18
	Realized price per pound	$0.77	$0.98	$0.69	$1.06
Zinc –	LME Final Cash Buyer ($/pound)	$0.67	$0.96	$0.60	$1.03
	Realized price per pound	$0.77	$0.92	$0.71	$0.94

•	Decreased gross profit at our Lucky Friday unit by $9.1 million for the first half of 2009 compared to the same 2008 period (see The Lucky Friday Segment section below).
•	Sale of our 8.2 million shares of Great Basin Gold stock in the second quarter of 2008, resulting in an $8.1 million gain.
•

$5.7 million in debt-related fees recognized during the first six months of 2009, including $4.3 million for preferred shares issued pursuant to our amended and restated credit agreement and $1.4 million for professional fees incurred related to compliance with our amended and restated credit agreement (see Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

$3.0 million loss on impairment of investments recognized in the second quarter of 2009 related to our shares of Rusoro stock received in the sale of our Venezuelan operations (see Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

Interest expense, net of interest capitalized, of $7.4 million for the six-month period ended June 30, 2009 compared to $5.8 million in the same 2008 period. The interest is in connection with debt incurred for the purchase of the remaining 70.3% interest in Greens Creek (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on our debt facilities).

The Greens Creek Segment

          Below is a comparison of the operating results and key production statistics of our Greens Creek segment, which reflects our 29.7% ownership share through April 16, 2008 and our 100% ownership thereafter, resulting from the acquisition of the companies holding the remaining 70.3% ownership of the Greens Creek mine on April 16, 2008. Dollars are presented in thousands, except for per ounce amounts.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$55,557	$50,683	$95,571	$64,316
Cost of sales and other direct production costs	(30,252)	(44,823)	(50,039)	(50,164)
Depreciation, depletion and amortization	(13,425)	(8,941)	(26,357)	(10,777)
Gross profit (loss)	$11,880	$(3,081)	$19,175	$3,375

Tons of ore milled	205,122	155,535	396,606	205,585
Production:
Silver (ounces)	2,115,098	1,744,341	4,111,951	2,240,194
Gold (ounces)	15,925	15,257	33,974	20,108
Zinc (tons)	16,874	13,445	32,994	17,919
Lead (tons)	5,353	4,701	10,539	6,139
Payable metal quantities sold:
Silver (ounces)	1,768,238	1,446,661	3,263,619	1,730,149
Gold (ounces)	14,492	11,616	27,622	14,624
Zinc (tons)	16,311	11,980	26,647	14,180
Lead (tons)	3,656	3,626	7,189	4,517
Ore grades:
Silver ounces per ton	13.80	15.88	13.95	15.31
Gold ounces per ton	0.13	0.16	0.13	0.15
Zinc percent	9.20	10.36	9.40	10.35
Lead percent	3.32	3.91	3.42	3.85
Total cash cost per silver ounce (1)	$2.14	$2.10	$2.66	$0.50

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $15.0 million and $15.8 million increases in gross profit during the second quarter and first six months of 2009, respectively, compared to the same 2008 periods were primarily the result of the following factors:

•

Positive price adjustments to revenues during the three and six months ended June 30, 2009 of $7.4 million and $11.9 million, respectively, as a result of increases in metal prices between transfer of title of concentrates to buyers and final settlements during those periods, compared to negative price adjustments of $4.8 million and $3.8 million, respectively, during the three and six months ended June 30, 2008.

•	An increase in our share of production due to our acquisition of the remaining 70.3% of Greens Creek in April 2008.
•

Cost of sales for the second quarter of 2008 included the excess of fair value over cost of the finished and in-process product inventory acquired upon purchase of the 70.3% ownership. Upon the sale of the acquired inventory, the excess of fair market value over cost was expensed, which increased the cost of sales, and decreased the gross profit margin for that period by $16.6 million.

•

Improved production costs, which decreased by 32% and 27%, respectively, per ton of ore milled for the three and six months ended June 30, 2009 compared to the same 2008 periods due to lower diesel prices and improved ore production.

•	Higher average prices for gold for the three- and six-month periods ended June 30, 2009 compared to the same 2008 periods.

These factors were partially offset by:

•	Lower average prices in the three- and six-month period ended June 30, 2009 for silver, zinc and lead compared to the same 2008 periods.

•

Higher depreciation, depletion and amortization expense by $2.8 million and $8.4 million, respectively, in the second quarter and first six months of 2009 compared to the same 2008 periods as a result of the fair market valuation of the acquired 70.3% share of property, plant, equipment and mineral interests at the acquisition date.

•	13% and 9% declines in silver ore grades for the second quarter and first six months of 2009, compared to the same 2008 periods.

          The Greens Creek operation is partially powered by diesel generators, and production costs are significantly affected by fluctuations in fuel prices. Infrastructure has been installed that allows hydroelectric power to be supplied to Greens Creek by Alaska Electric Light and Power Company (“AEL&P”), via a submarine cable from North Douglas Island, near Juneau, to Admiralty Island, where Greens Creek is located. This project has reduced production costs at Greens Creek to the extent power has been available. Supply of power has been limited by low reservoir water supplies and high power demand in the Juneau vicinity.

          Cash cost per ounce increased by $2.16 for the six-month period ended June 30, 2009 compared to the same 2008 period due primarily to by-product credits that decreased by $7.60 per ounce, due to lower average zinc and lead prices, partially offset by production costs and treatment and freight costs that decreased by $2.96 and $2.40 per ounce, respectively. Cash cost per ounce was $0.04 higher in the second quarter of 2009 compared to the 2008 period due primarily to by-product credits that were lower in the 2009 period by $5.61 per ounce, partially offset by production costs and treatment and freight costs that decreased by $3.25 and $2.48 per ounce, respectively. While value from zinc, lead and gold by-products is significant, we believe that identification of silver as the primary product is appropriate because:

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

The Lucky Friday Segment

          The following is a comparison of the operating results and key production statistics of our Lucky Friday segment (dollars are in thousands, except for per ounce amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$19,053	$16,810	$33,760	$40,645
Cost of sales and other direct production costs	(11,274)	(10,918)	(21,121)	(21,480)
Depreciation, depletion and amortization	(2,502)	(1,186)	(4,788)	(2,263)
Gross profit	$5,277	$4,706	$7,851	$16,902

Tons of ore milled	84,188	83,448	170,634	163,815
Production:
Silver (ounces)	868,339	665,165	1,734,637	1,424,468
Lead (tons)	5,297	4,461	10,936	9,170
Zinc (tons)	2,536	2,543	5,127	5,090
Payable metal quantities sold:
Silver (ounces)	847,257	689,845	1,624,538	1,409,848
Lead (tons)	5,129	4,128	10,069	8,521
Zinc (tons)	1,878	1,608	3,711	3,308
Ore grades:
Silver ounces per ton	11.03	8.63	10.84	9.32
Lead percent	6.79	5.82	6.89	6.03
Zinc percent	3.43	3.68	3.46	3.60
Total cash cost per silver ounce (1)	$6.41	$6.93	$7.22	$3.76

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Reconciliation of Total Cash Costs (non-GAAP) to Costs of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP).

          The $0.6 million increase in gross profit for the second quarter of 2009 compared to the same 2008 period resulted primarily from improved production and silver ore grades, partially offset by lower average prices for all metals produced at the Lucky Friday. The $9.1 million decrease in gross profit for the first six months of 2009 compared to the same period in 2008 is due to lower average metals prices, partially offset by improved production, higher silver ore grades, and a 6% decrease in production costs.

          The $0.52 decrease in total cash cost per silver ounce for the second quarter of 2009 compared to the same 2008 period is due primarily to lower production costs and treatment and freight costs by $2.92 and $2.58 per ounce, respectively, partially offset by lower by-product credits, due to lower average prices for lead and zinc, by $5.65 per ounce. The $3.46 increase in total cash cost per silver ounce in the first six months of 2009 compared to the same 2008 periods is primarily due to lower lead and zinc by-product credits by $8.83 per ounce, due to lower average prices for those metals, partially offset by improved treatment and freight costs and production costs by $2.76 and $2.16 per ounce, respectively. While value from lead and zinc is significant at the Lucky Friday, we believe that identification of silver as the primary product, with zinc and lead as by-products, is appropriate because:

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

Discontinued Operations - The La Camorra Unit

          During the second quarter of 2008, we committed to a plan to sell all of the outstanding capital stock of El Callao Gold Mining Company (“El Callao”) and Drake-Bering Holdings B.V. (“Drake-Bering”), our wholly owned subsidiaries holding our business and operations of the La Camorra Unit to Rusoro Mining, Ltd. (“Rusoro”) for $20 million in cash and 3,595,781 shares of Rusoro common stock. The transaction closed on July 8, 2008. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of our Venezuelan operations have been reported in discontinued operations for all periods presented. See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

          The following is a summary of the operating results and key production statistics of our discontinued Venezuelan operations prior to sale, which included the La Camorra mine, a custom milling business and Mina Isidora (dollars are in thousands, except per ton and per ounce amounts):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Sales	$14,521	$23,855
Cost of sales and other direct production costs	(18,519)	(21,656)
Depreciation, depletion and amortization	(1,677)	(4,785)
Gross loss	$(5,675)	$(2,586)

Tons of ore processed	4,613	25,516
Gold ounces produced	5,179	22,160
Gold ounces per ton	1.920	0.894
Total cash cost per gold ounce	$2,155	$996

Corporate Matters

          Other significant variances affecting the results of our second quarter and first six months of 2009 as compared to the same periods in 2008 were as follows:

•

Lower general and administrative expense by $0.8 million and $1.0 million, respectively, for the three and six-month periods ended June 30, 2009 primarily the result of decreased staffing and incentive compensation expense, partially offset by costs incurred for workforce reductions.

•

Increases in other operating expense of $0.4 million and $1.2 million, respectively, for the three and six-month periods ended June 30, 2009 due primarily to an increase in pension benefit costs recognized resulting from a decrease in the expected returns calculated for plan assets.

•

$0.5 million and $2.7 million decreases in interest and other income for the second quarter and first six months of 2009 compared to the 2008 periods due to lower interest income as a result of lower cash balances;

•

Higher interest expense, net of interest capitalized, by $1.6 million for the first six months of 2009 compared to the same period of 2008 due to the addition of $360 million in debt as a result of our April 16, 2008 acquisition of 70.3% of Greens Creek. Interest expense, net of interest capitalized, for the second quarter of 2009 was lower by $3.0 million compared to the same 2008 period as a result of the payoff of our bridge facility balance in February 2009 and reductions in our term facility balance. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the debt facility.

•

Higher debt-related fees due to $4.3 million in expense recognized in the first quarter of 2009 for preferred shares issued pursuant to our amended and restated credit agreement and $0.5 million and $1.4 million in profession fees incurred during the second quarter and first six months of 2009, respectively, related to compliance with our amended and restated credit agreement (see Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

•

An income tax provision of $0.4 million for the first six months of 2009 compared to an income tax benefit of $3.8 million for the first six months of 2008. See Note 3 of Notes to the Condensed Consolidated Financial Statements (Unaudited) for more information.

Reconciliation of Total Cash Costs (non-GAAP) to Cost of Sales and Other Direct Production Costs and Depreciation, Depletion and Amortization (GAAP)

          The tables below present reconciliations between non-GAAP total cash costs to cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) for our operations at the Greens Creek and Lucky Friday units for the three and six months ended June 30, 2009 and 2008 (in thousands, except costs per ounce). Tables in previous periods have presented gold cost per ounce; however, as a result of our sale of our Venezuelan operations in July 2008, our gold operations have been reclassified as discontinued operations for all periods presented.

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

          Cost of sales and other direct production costs and depreciation, depletion and amortization, is the most comparable financial measure calculated in accordance with GAAP to total cash costs. The sum of the cost of sales and other direct production costs and depreciation, depletion and amortization for our operating units in the tables below is presented in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (Unaudited) (in thousands).

	Total, All Properties

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total cash costs (1)	$10,094	$8,269	$23,462	$6,484
Divided by ounces produced	2,983	2,409	5,847	3,664
Total cash cost per ounce produced	$3.38	$3.43	$4.01	$1.77
Reconciliation to GAAP:
Total cash costs	$10,094	$8,269	$23,462	$6,484
Depreciation, depletion and amortization	15,927	10,127	31,145	13,040
Treatment costs	(17,406)	(20,424)	(34,936)	(30,437)
By-product credits	43,851	49,147	81,726	78,729
Change in product inventory	4,811	18,452	487	16,523
Reclamation and other costs	176	297	421	345
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$57,453	$65,868	$102,305	$84,684

	Greens Creek Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total cash costs (1)	$4,530	$3,658	$10,941	$1,127
Divided by silver ounces produced	2,115	1,744	4,112	2,240
Total cash cost per ounce produced	$2.14	$2.10	$2.66	$0.50
Reconciliation to GAAP:
Total cash costs	$4,530	$3,658	$10,941	$1,127
Depreciation, depletion and amortization	13,425	8,941	26,357	10,777
Treatment costs	(13,359)	(15,537)	(26,663)	(19,973)
By-product credits	34,439	38,180	64,965	52,402
Change in product inventory	4,447	18,232	361	16,275
Reclamation and other costs	196	290	435	333
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$43,678	$53,764	$76,396	$60,941

	Lucky Friday Unit

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total cash costs (1)	$5,564	$4,611	$12,521	$5,357
Divided by silver ounces produced	868	665	1,735	1,424
Total cash cost per ounce produced	$6.41	$6.93	$7.22	$3.76
Reconciliation to GAAP:
Total cash costs	$5,564	$4,611	$12,521	$5,357
Depreciation, depletion and amortization	2,502	1,186	4,788	2,263
Treatment costs	(4,047)	(4,887)	(8,273)	(10,464)
By-product credits	9,412	10,967	16,761	26,327
Change in product inventory	364	220	126	248
Reclamation and other costs	(20)	7	(14)	12
Cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP)	$13,775	$12,104	$25,909	$23,743

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

Financial Liquidity and Capital Resources

          Our liquid assets include (in millions):

	June 30 2009	December 31, 2008
Cash and cash equivalents	$57.4	$36.5
Marketable equity securities, non-current	3.5	3.1
Total cash, cash equivalents and investments	$60.9	$39.6

          Cash and cash equivalents increased by $20.9 million in the first half of 2009, as discussed below, while the value of non-current marketable equity securities increased slightly due to changes in market value (see Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information).

          As a result of our current cash balance, improved performance of our operations in the second quarter, current metals prices, the terms of the fifth amendment to our amended and restated credit agreement, we believe our cash, cash equivalents, investments, and cash from operations will be adequate to meet our obligations during the next twelve months. We estimate that approximately $16 to $20 million will be committed to sustaining capital expenditures through the end of this year. As described in Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited), we entered into a $380 million credit facility in April of 2008 for the acquisition of the companies owning 70.3% of the joint venture operating the Greens Creek mine. We have since repaid $341.7 million of the debt, leaving a balance at June 30, 2009 of $38.3 million. Payments of $15.0 million are due at the end the first and second quarters of 2010, with the remaining $8.3 million due on September 30, 2010, subject to certain covenants regarding prepayments if our cash balances exceed defined thresholds. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for information on how the covenants in our credit facility may impact our liquidity and capital resources in the future. We also may pursue additional acquisition opportunities or capital expansion projects, which could require additional equity issuances or financing. There can be no assurances that such financing will be available to us.

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash provided by operating activities (in millions)	$19.6	$4.0

          Cash provided by operating activities in the first half of 2009 has increased, compared to the same 2008 period, primarily due to higher income, as adjusted for non-cash items. The improved results are attributable to the production from our increased ownership interest in the Greens Creek joint venture, of which we acquired the remaining 70.3% interest in April of 2008, increased production from our Lucky Friday mine, lower costs at both operations, and decreased general and administrative and exploration costs. Partly offsetting the improved operating results, metals prices have been lower in the first half of 2009 than in the comparable 2008 period, with the exception of gold. Along with the favorable change in our results of operations, the use of $12.6 million in 2008 for discontinued operations had no equivalent use of cash in 2009. While most changes in operating assets and liabilities in 2009 were reasonably comparable to their 2008 levels, accounts receivable balances have increased by $10.4 million in the first half of 2009 compared to the same period in 2008 as a result of the timing of payment by our customers. Accounts payable decreased by $8.7 million in the first half of 2009 compared to a decrease of $5.9 million in the same 2008 period due to payments of vendor invoices accrued at December 31, 2008, particularly for capital and exploration costs, and a refund in the second quarter of 2009 of a $1.3 million performance deposit held by us pursuant to the terms of the 2007 sale of our interest in the Hollister property.

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash used in investing activities (in millions)	$1.5	$679.0

          During 2008 we invested $688.1 million for the acquisition of the remaining 70.3% interest in the Greens Creek joint venture and received $27.0 million in proceeds from the sale of Great Basin stock and a deposit on the purchase price of $10.0 million from Rusoro for its acquisition of our Venezuelan operations. During 2009 we invested $9.4 million in capital projects and received $8.0 million in proceeds from the sale of the Velardeña mill in Mexico (see Note 15 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information on the sale).

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash provided by financing activities (in millions)	$2.8	$347.6

          Our financing activities in the first half of 2009 have included sales of common stock and warrants which yielded $128.3 million cash, net of related issuance costs, which was applied to repayments of our debt facility totaling $123.4 million. In the comparable period of 2008, we borrowed $360 million on our debt facility for the acquisition of the remaining 70.3% of the Greens Creek joint venture, incurred loan origination fees of $5.3 million, and paid cash dividends totaling $7.3 million. We have not paid dividends since the second quarter of 2008.

Contractual Obligations, Contingent Liabilities and Commitments

          The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, our credit facility (as modified by amendments) and lease arrangements as of June 30, 2009 (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 Years	Total
Purchase obligations (1)	$3,111	$—	$—	$—	$3,111
Long-term debt (2)	33,244	8,533	—	—	41,777
Contractual obligations (3)	15,933	—	—	—	15,933
Capital lease commitments (4)	1,566	2,720	—	—	4,286
Operating lease commitments (5)	1,682	1,389	120	—	3,191

Total contractual cash obligations	$55,536	$12,642	$120	$—	$68,298

(1)

Consists of open purchase orders of approximately $1.9 million at the Greens Creek unit and $1.2 million at the Lucky Friday unit. Included in these amounts are approximately $1.5 million and $0.9 million related to various capital projects at the Greens Creek and Lucky Friday units, respectively.

(2)

Obligations due in less than one year are comprised of $30.0 million in principal and $3.2 million in estimated interest on our term credit facility. Obligations due in one to three years include $8.3 million in scheduled term facility principal payments and $0.2 million in estimated interest. For more information, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

(3)

Includes approximately $4.0 million for various capital projects at the Greens Creek and Lucky Friday units. Total contractual obligations at June 30, 2009 also included approximately $11.9 million for commitments relating to non-capital items at Greens Creek.

(4)

Represents scheduled capital lease payments of $3.2 million and $1.1 million (including interest), respectively, for equipment at our Greens Creek and Lucky Friday units. These leases have fixed payment terms and contain bargain purchase options at the end of the lease periods. See Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.

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

          We maintain reserves for costs associated with mine closure, land reclamation and other environmental matters. At June 30, 2009, our reserves for these matters totaled $121.0 million, for which no contractual or commitment obligations exist. Future expenditures related to closure, reclamation and environmental expenditures are difficult to estimate, although we anticipate we will make expenditures relating to these obligations over the next 30 years. For additional information relating to our environmental obligations, see Note 6 of Notes to the Condensed Consolidated Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

          At June 30, 2009, we had no existing off-balance sheet arrangements, as defined under SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Future Metals Prices

          Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plants and equipment, deferred tax assets, and certain accounts receivable. As shown under Item 1A. — Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2008, metals prices have been historically volatile. While average prices for all four metals we produce performed favorably for the five consecutive years prior to 2008, there was a reduction in the average prices for zinc and lead in 2008 compared to 2007, and average prices for silver, zinc and lead were lower for the first half of 2009 compared to the same 2008 period. We have recorded impairments to our asset carrying value because of low prices in the past, and we can offer no assurance that prices will either remain at their current levels or increase.

          Processes supporting valuation of our assets and liabilities that are most significantly affected by metals prices include analyses of asset carrying values, depreciation, and deferred income taxes. On at least an annual basis – and more frequently if circumstances warrant – we examine the carrying values of our assets, our depreciation rates, and the valuation allowances on our deferred tax assets. In our analyses of carrying values and deferred taxes, we apply several pricing views to our forecasting model, including current prices, analyst price estimates, forward-curve prices, and historical prices (see Mineral Reserves, below, regarding prices used for reserve estimates). Using applicable accounting guidance and our view of metals markets, we use the average of the various methods to determine whether the values of our assets are fairly stated, and to determine the level of valuation allowances on our deferred tax assets. In addition, estimates of future metals prices are used in the valuation of certain assets in the determination of the purchase price allocations for our acquisitions (see Business Combinations below).

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

Obligations for Environmental, Reclamation and Closure Matters

          The most significant liability on our balance sheet is for accrued reclamation and closure costs. We have conducted considerable remediation work at sites in the United States for which remediation requirements have not been fully determined, nor have they been agreed between us and various regulatory agencies with oversight over the properties. We have estimated our liabilities with legal counsel and in accordance with appropriate accounting guidance. On at least an annual basis – and more frequently if warranted – management reviews our liabilities with our Audit Committee. However, the range of liability proposed by the plaintiffs in environmental proceedings considerably exceeds the liabilities we have recognized. If substantial damages were awarded or remediation costs incurred in excess of our accruals, our financial results or condition could be materially adversely affected.

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

          The following discussion about our risk management activities includes forward-looking statements that involve risk and uncertainties, as well as summarizes the financial instruments held by us at June 30, 2009, which are sensitive to changes in interest rates and commodity prices and are not held for trading purposes. Actual results could differ materially from those projected in the forward-looking statements. In the normal course of business, we also face risks that are either non-financial or non-quantifiable (see Item 1A. – Risk Factors in our annual report filed on Form 10-K for the year ended December 31, 2008).

Short-term Investments

          From time to time we hold various types of short-term investments that are subject to changes in market interest rates and are sensitive to those changes. We did not carry any such short-term investments as of June 30, 2009.

Commodity-Price Risk Management

          At times, we use commodity forward sales commitments, commodity swap contracts and commodity put and call option contracts to manage our exposure to fluctuation in the prices of certain metals which we produce. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. We use these instruments to reduce risk by offsetting market exposures. We had no commodity-related derivative positions at June 30, 2009.

Interest-Rate Risk Management

          At June 30, 2009, we had $38.3 million in debt associated with a term credit facility maturing on September 30, 2010 utilized in the acquisition of the remaining 70.3% of the Greens Creek Joint Venture.

          On May 5, 2008, we entered into an interest rate swap agreement that had the economic effect of modifying the LIBOR-based variable interest obligations associated with our term facility. As a result, the interest payable related to the $38.3 million term facility balance at June 30, 2009 is fixed at a rate of 9.38% until maturity on September 30, 2010. Hedge accounting was applied for this swap pursuant to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 1 – Q. Risk Management Contracts in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information. The terms of the interest rate swap agreement including the notional amounts, interest rate reset dates, and maturity dates match the terms of the hedged note to which the swap agreement pertains. The hedge was determined to be highly effective at offsetting changes in fair value of the hedged note as of June 30, 2009. At June 30, 2009, the fair value of the swap totaled a liability of $0.7 million, with an accumulated unrealized loss of $0.9 million as a result of changes in the fair value of the swap. The unrealized loss is included in accumulated other comprehensive loss in our consolidated balance, with the fair value payable included in other non-current liabilities in our consolidated balance sheet. For additional information regarding our credit facilities, see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited).

          On February 3, 2009, we reached an agreement to amend the terms of our credit facilities to defer all scheduled term facility principal payments due in 2009, totaling $66.7 million, to 2010 and 2011. On June 8, 2009, we repaid $57.1 million of the outstanding term credit facility balance using proceeds from a private placement equity offering (see Note 10 of Notes to Condensed Consolidated Financial Statements (Unaudited) for more information), and on June 29, 2009, we repaid an additional $18.2 million of the outstanding term facility balance as a part of another amendment to our term credit facility (see Note 11 of Notes to Condensed Consolidated Financial Statements (Unaudited)). As a result of these credit facility amendments and repayments, the hedging relationship was de-designated and a new hedging relationship was re-designated in each case. A final retrospective hedge effectiveness assessment was performed on the prior hedging relationships at the date of each de-designation, and only the May 5, 2008 hedging relationship was determined to be ineffective for the first quarter ended March 31, 2009. Consequently, the change in fair value of the swap of $0.1 million between December 31, 2008 and February 3, 2009 was recorded as a gain on the income statement. The amount of unrealized loss included in accumulated other comprehensive income relating to the prior hedge will be recognized in the income statement when the hedged interest payments occur.

Provisional Sales

          Sales of all metals products sold directly to smelters, including by-product metals, are recorded as revenues when title and risk of loss transfer to the smelter (generally at the time of shipment) at estimated forward prices for the estimated month of settlement. Due to the time elapsed from shipment to the smelter and the final settlement with the smelter, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the smelter. Changes in metals prices between shipment and final settlement will result in changes to revenues previously recorded upon shipment. Our concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement. At June 30, 2009 and 2008, the amounts of the derivative instruments were $1.1 million and $0.7 million, respectively. In 2009, the derivative instruments were recorded as decreases to revenue and trade accounts receivable, while in 2008, they were recorded as increases to both accounts. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control (see Item 1A – Risk Factors – A substantial or extended decline in metals prices would have a material adverse effect on us in our annual report filed on Form 10-K for the year ended December 31, 2008 for more information). At June 30, 2009, metals contained in concentrates and exposed to future price changes totaled approximately 1,651,926 ounces of silver, 7,343 ounces of gold, 14,072 tons of zinc, and 4,602 tons of lead.

Item 4.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of June 30, 2009, in ensuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Item 1A – Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2008 sets forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results. There are no material changes to the Risk Factors set forth in Item 1A in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          As previously disclosed in our Current Report on Form 8-K filed on June 8, 2009, on June 4, 2009, we issued unregistered equity securities in a private placement pursuant to Section 4(2) of the Securities Act of 1933 Act and Regulation D thereunder to accredited investors. The securities consist of 17,391,302 shares of our common stock and Series 4 Warrants to purchase 12,173,913 shares of our common stock. The Series 4 Warrants have an exercise price of $3.68 per share, subject to certain adjustments, and are exercisable on December 7, 2009 and during the 181 day period following that date. The proceeds from the issuance were used to repay a portion of the outstanding balance on our amended and restated credit facility (see Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements( Unaudited)).

Item 4.	Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on May 29, 2009, the following matters were voted on by our shareholders:

     A. Election of two directors:

	Votes For	Votes Withheld	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting

John H. Bowles	148,480,047	4,845,485	68.13%	96.84%
George R. Nethercutt, Jr.	137,938,804	15,386,728	63.30%	89.96%

     B. Ratification of selection of BDO Seidman, LLP as our independent registered public accounting firm for 2009:

Votes For	Votes Against	Abstentions	Percentage of Outstanding Shares Entitled to Vote	Percentage of Shares Present at Meeting

151,208,367	1,549,265	567,899	69.39%	98.62%

Item 6.	Exhibits

          See the exhibit index to this Form 10-Q for the list of exhibits.

                    Items 3 and 5 of Part II are not applicable and are omitted from this report.

Hecla Mining Company and Subsidiaries

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HECLA MINING COMPANY
(Registrant)

Date: July 29, 2009	By	/s/ Phillips S. Baker, Jr.
Phillips S. Baker, Jr., President and Chief Executive Officer

Date: July 29, 2009	By	/s/ James A. Sabala
James A. Sabala, Vice President and Chief Financial Officer

Hecla Mining Company and Wholly Owned Subsidiaries
Form 10-Q – June 30, 2009
Index to Exhibits

3.1	Certificate of Incorporation of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Form 10-K for the year ended December 31, 2008.

3.2	Bylaws of the Registrant as amended to date. Filed as exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 6, 2007 (File No. 1-8491), and incorporated herein by reference.

4.1	Form of Series 4 Common Stock Purchase Warrant. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

4.2(a)

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant. Filed as exhibit 4.1(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-8491), and incorporated herein by reference.

4.2(b)

Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Preferred Stock of the Registrant. Filed as exhibit 4.2(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-8491), and incorporated herein by reference.

4.2(c)	Certificate of Designations of 6.5% Mandatory Convertible Preferred Stock of the Registrant. Filed as part of Exhibit 3.1 hereto and incorporated herein by reference.

4.2(d)

Form of 6.5% Mandatory Convertible Preferred Stock Certificate. Filed as exhibit 4.1 to Registrant’s Current Report on Form 8-K filed December 14, 2007 (File No. 1-8491), and incorporated herein by reference.

4.2(e)

Certificate of Designations, Preferences and Rights of 12% Convertible Preferred Stock of the Registrant. Filed as exhibit 4.2(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-8491), and incorporated herein by reference.

10.1

Fifth Amendment to Credit Agreement, effective June 29, 2009, by and among Hecla Mining Company, The Bank of Nova Scotia, as the Administrative Agent for the Lenders, and various Lenders. Filed as exhibit 10.6 to Registrant’s Current Report on Form 8-K filed on July 2, 2009 (File No. 1-8491), and incorporated herein by reference.

10.2

Securities Purchase Agreement, dated as of June 2, 2009, by and between Hecla Mining Company and each investor signatory thereto. Filed as exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.3

Registration Rights Agreement, dated as of June 2, 2009, by and between Hecla Mining Company and each investor signatory thereto. Filed as exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

10.4

Placement Agency Agreement, dated June 2, 2009, by and between Hecla Mining Company and Rodman & Renshaw, LLC. Filed as exhibit 10.2 to Registrant’s Current Report on form 8-K filed on June 8, 2009 (File No. 1-8491), and incorporated herein by reference.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.